Form 10-Q
period 1995-03-31
BETHEL BANCORP
filed 1995-05-10
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
_____  Exchange Act of 1934

For the quarter ended      March 31, 1995
                        ___________________
or

Transition report persuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number   0 - 16123
                      ______________

                      Bethel Bancorp
______________________________________________________________________________ _
           (Exact name of registrant as specified in its charter)

             Maine                                    01 - 0425066
________________________________________   ____________________________________
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

489 Congress Street, Portland, Maine                     04101
________________________________________   ____________________________________
(Address of principal executive offices)              (Zip Code)

                                  (207) 772 - 8587
______________________________________________________________________________ _
                   Registrant's telephone number, including area code

                                   Not Applicable
______________________________________________________________________________ _
Former name, former address and former fiscal year,if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 1995: 547,502 of common stock, $1.00 par value per share.

                        BETHEL BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                 March 31,          June 30,
                                                    1995              1994
                                              _______________   _______________

Assets
Cash and due from banks                       $   3,304,031     $   2,480,913
Interest bearing deposits in other banks          5,061,143         8,855,592
Trading account securities at market                 52,851           173,071
Available for sale securities                     2,116,204         2,060,222
Held to maturity securities (market value
 $18,644,750 at 3/31/95 and $7,358,599 at
 6/30/94)                                        18,932,804         8,020,108
Federal Home Loan Bank stock                      2,550,000         2,345,000
Loans held for sale                                 215,454           521,458

Loans                                           167,055,893       158,819,218
  Less deferred loan origination fees               323,189           358,439
  Less allowance for loan losses                  2,530,000         2,463,000
                                              _______________   _______________
    Net loans                                   164,202,704       155,997,779

Bank premises and equipment, net                  3,945,071         3,044,791
Real estate held for investment                     490,837           650,191
Other real estate owned                           1,441,082         1,993,984
Goodwill (net of accumulated amortization of
 $558,172 at 3/31/95 and $396,048 at 6/30/94)     2,939,800         1,452,260
Other assets                                      3,439,729         3,005,119
                                              _______________   _______________
    Total Assets                                208,691,710       190,600,488
                                              ===============   ===============

Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 149,468,192     $ 124,306,354
Repurchase Agreements                             2,425,603               --
Advances from Federal Home Loan Bank             36,200,000        45,900,000
Notes payable                                     2,137,695         2,520,206
Other Liabilities                                 1,714,907         2,117,565
                                              _______________   _______________
  Total Liabilities                             191,946,397       174,844,125

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
 issued and outstanding                             999,988           999,988
Preferred stock, Series B, 71,428 shares
 issued and outstanding                             999,992           999,992
Common stock, par value $ 1, issued and
 outstanding, 547,400 shares at 3/31/95
 and 547,400 at 6/30/94                             547,400           547,400
Additional paid in capital                        4,640,968         4,640,968
Retained earnings                                 9,990,561         9,006,038
                                              _______________   _______________
                                                 17,178,909        16,194,386
Net unrealized loss on available for
 sale securities                                   (433,596)         (438,023)
                                              _______________   _______________
 Total Shareholders' Equity                      16,745,313        15,756,363
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $ 208,691,710     $ 190,600,488
                                              ===============   ===============

                        BETHEL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                     Three Months Ended
                                                          March 31,
                                                    1995              1994
                                              _______________   _______________
Interest and Dividend Income
Interest on fed funds & interest
 bearing deposits                             $      93,657     $      52,873
Interest on loans & loans held for sale           3,811,479         3,336,750
Interest on investment securities &
 available for sale securities                      393,563           126,793
Dividend on Federal Home Loan Bank Stock             45,271            43,232
                                              _______________   _______________
  Total Interest Income                           4,343,970         3,559,648

Interest Expense
Deposits                                          1,410,184         1,053,807
Repurchase agreements                                25,721               --
Other borrowings                                    628,565           491,091
                                              _______________   _______________
  Total Interest Expense                          2,064,470         1,544,898
                                              _______________   _______________

Net Interest Income                               2,279,500         2,014,750
Provision for loan losses                           145,776           186,908
                                              _______________   _______________
  Net Interest Income after Provision
   for Loan Losses                                2,133,724         1,827,842

Other Income
Service charges                                     248,119           214,184
Available for sale securities gains (losses)         (1,848)           43,121
Gain (Loss) on trading account                      151,910            94,795
Other                                               145,717           282,060
                                              _______________   _______________
  Total Other Income                                543,898           634,160

Other Expenses
Salaries and employee benefits                    1,003,890           942,283
Net occupancy expense                               149,483           113,670
Equipment expense                                   190,717           144,651
Goodwill amortization                                72,294            31,951
Other                                               614,482           646,331
                                              _______________   _______________
  Total Other Expenses                            2,030,866         1,878,886
                                              _______________   _______________

Income Before Income Taxes                          646,756           583,116
Income tax  expense                                 238,683           230,975
                                              _______________   _______________
Net Income                                    $     408,073     $     352,141
                                              ===============   ===============

Earnings Per Share
  Primary                                     $        0.61     $        0.56
  Fully Diluted                               $        0.56     $        0.56

                        BETHEL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                      Nine Months Ended
                                                          March 31,
                                                    1995              1994
                                              _______________   _______________
Interest and Dividend Income
Interest on fed funds & interest
 bearing deposits                             $     313,428     $     171,504
Interest on loans & loans held for sale          11,084,775         9,889,507
Interest on investment securities &
 available for sale securities                      859,340           303,781
Dividend on Federal Home Loan Bank Stock            148,188           113,346
                                              _______________   _______________
  Total Interest Income                          12,405,731        10,478,138

Interest Expense
Deposits                                          3,864,227         3,379,508
Repurchase agreements                                47,163               --
Other borrowings                                  1,861,647         1,399,683
                                              _______________   _______________
  Total Interest Expense                          5,773,037         4,779,191
                                              _______________   _______________

Net Interest Income                               6,632,694         5,698,947
Provision for loan losses                           494,590           724,337
                                              _______________   _______________

  Net Interest Income after Provision
    for Loan Losses                               6,138,104         4,974,610

Other Income
Service charges                                     698,405           642,236
Available for sale securities gains (losses)          6,280           268,920
Gain (Loss) on trading account                      375,732            82,472
Other                                               531,412         1,058,879
                                              _______________   _______________
  Total Other Income                              1,611,829         2,052,507

Other Expenses
Salaries and employee benefits                    2,873,541         2,636,117
Net occupancy expense                               382,659           297,539
Equipment expense                                   508,121           393,591
Goodwill amortization                               162,124            88,480
Other                                             1,896,899         2,014,978
                                              _______________   _______________
  Total Other Expenses                            5,823,344         5,430,705
                                              _______________   _______________

Income Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle         1,926,589         1,596,412
Income tax  expense                                 705,691           589,003
                                              _______________   _______________
Income After Taxes and Before the Cumulative
 Effect of Change in Accounting Principle         1,220,898         1,007,409
Cumulative effect at July 1, 1993 of change
 in accounting for income taxes                         --            260,000
                                              _______________   _______________
Net Income                                    $   1,220,898     $   1,267,409
                                              ===============   ===============

Earnings Per Share After Accounting Change
  Primary                                     $        1.82     $        2.12
  Fully Diluted                               $        1.67     $        2.06
Earnings Per Share Before Accounting Change
  Primary                                     $        1.82     $        1.66
  Fully Diluted                               $        1.67     $        1.64

                        BETHEL BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                   Nine Months Ended March 31, 1995 and 1994

                                                                                                       Net
                                                                                                   Unrealized
                                                                                                  Gains(Losses)
                                                                   Additional                     on Available
                                     Common        Preferred        Paid - In       Retained        for Sale
                                      Stock          Stock           Capital        Earnings       Securities        Total
                                 ______________  ______________  ______________ ______________  ______________  ______________
Balance at June 30, 1993         $     542,400   $     999,988   $   4,589,068   $   7,824,465   $     111,421   $  14,067,342
Net Income for Nine Months
  Ended March 31,1994                      --              --              --        1,267,409             --        1,267,409
Dividends Paid on Common
  Stock                                    --              --              --         (130,197)            --         (130,197)
Dividends Paid on Preferred
  Stock                                    --              --              --          (69,998)            --          (69,998)
Stock Options Exercised                  5,000             --           51,900             --              --           56,900
Preferred Stock, Series B,
  71,428 Shares Issued
  and Outstanding                          --          999,992             --              --              --          999,992
Net Change in Unrealized
  Loss on Securities
  Available for Sale                       --              --              --              --         (497,288)       (497,288)
                                 ______________  ______________  ______________  ______________  ______________  ______________
Balance March 31, 1994           $     547,400   $   1,999,980   $   4,640,968   $   8,891,679   $    (385,867)  $  15,694,160
                                 ==============  ==============  ==============  ==============  ==============  ==============


Balance at June 30, 1994         $     547,400   $   1,999,980   $   4,640,968   $   9,006,038   $    (438,023)  $  15,756,363
Net Income for Nine Months
  Ended March 31, 1995                     --              --              --        1,220,898             --        1,220,898
Dividends Paid on Common
  Stock                                    --              --              --         (131,376)            --         (131,376)
Dividends Paid on Preferred
  Stock                                    --              --              --         (104,999)            --         (104,999)
Net Change in Unrealized
  Loss on Securities
  Available for Sale                       --              --              --              --            4,427           4,427
                                 ______________  ______________  ______________  ______________  ______________  ______________
Balance March 31, 1995           $     547,400   $   1,999,980   $   4,640,968   $   9,990,561   $    (433,596)  $  16,745,313
                                 ==============  ==============  ==============  ==============  ==============  ===============

                        BETHEL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                                      Nine Months Ended
                                                          March 31,
                                                    1995              1994
                                              _______________   _______________
Cash provided by operating activities         $   2,205,597     $   4,335,841

Cash flows from investing activities:
  FHLB stock purchased                             (205,000)              --
  Held to maturity securities purchased         (12,421,919)       (4,359,329)
  Held to maturity securities matured             1,481,795           189,352
  Available for sale securities purchased          (265,841)       (8,325,714)
  Available for sale securities matured              66,882         3,869,109
  Available for sale securities sold                149,417         2,747,273
  New loans, net of repayments & charge offs     (9,146,040)       (6,091,085)
  Net capital expenditures                       (1,325,865)         (293,746)
  Real estate owned sold                            664,621           471,389
  Real estate held for investment purchased         (21,905)          (59,003)
  Real estate held for investment sold              168,600            70,292
  Premium paid for Key Bank acquisition          (1,590,228)              --
                                              _______________   _______________
    Net cash (used in) investing activities     (22,445,483)      (11,781,462)

Cash flows from financing activities:
  Net change in deposits                         25,161,838           451,514
  Net change in repurchase agreements             2,425,603               --
  Dividends paid                                   (236,375)         (200,494)
  Proceeds from stock options exercised                 --             56,900
  Proceeds from preferred stock issurance               --            999,992
  Net (decrease) increase in advances from
   Federal Home Loan Bank of Boston              (9,700,000)        6,719,000
  Net change in notes payable                      (382,511)           22,648
                                              _______________   _______________
  Net cash provided by financing activities      17,268,555         8,049,560
                                              _______________   _______________

  Net (decrease) increase in cash and cash
    equivalents                                  (2,971,331)          603,939


Cash and cash equivalents, beginning of period   11,336,505        10,447,779
                                              _______________   _______________
Cash and cash equivalents, end of period      $   8,365,174     $  11,051,718
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold


Supplemental schedule of noncash investing
 activities:
                                                      Nine Months Ended
                                                          March 31,
                                                    1995              1994
                                              _______________   _______________
Transfer of invetments available for sale
  to investments held to maturity                       --          4,082,439
Net increase (decrease) in valuation for
 unrealized market value adjustments on
 available for sale securities                        4,427          (497,288)

Net transfer (to) from Loans to Other Real
 Estate Owned                                       481,775          (279,810)

                        BETHEL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 March 31, 1995

1. Basis of Presentation
   _____________________

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1994 included in the Company's annual report on Form 10-K.


2. Securities
   __________

Securities held to maturity at their carrying and approximate market values are summarized below.

                                                       March 31, 1995                      June 30, 1994
                                               ________________________________   ________________________________
                                                                    Market                             Market
                                                    Cost            Value              Cost            Value
                                               _______________  _______________   _______________  _______________
Debt securities issued by the U.S. Treasury
  and other U.S. Government corporations
  and agencies                                 $   1,385,624    $   1,264,735     $   1,382,544    $   1,239,725
Mortgage-backed securities                        16,698,546       16,552,933         5,669,215        5,242,518
FNMA Guaranteed REMIC                                848,634          827,082           968,349          876,356
                                               _______________  _______________   _______________  _______________
                                               $  18,932,804    $  18,644,750     $   8,020,108    $   7,358,599
                                               ===============  ===============   ===============  ===============

                                                       March 31, 1995                      June 30, 1994
                                               ________________________________   ________________________________
                                                                    Market                             Market
                                                    Cost            Value              Cost            Value
                                               _______________  _______________   _______________  _______________
Due in one year or less                                  --               --                --               --
Due after one year through five years                    --               --                --               --
Due after five years through ten years                   --               --                --               --
Due after ten years                                1,385,624        1,264,735         1,382,544        1,239,725
Mortgage-backed securities (including
  securities with interest rates ranging from
  6.0% to 8.5% maturing June 2004 to
  November 2024)                                  16,698,546       16,552,933         5,669,215        5,242,518
FNMA Guaranteed REMIC (6.725%
   maturing March 2023)                              848,634          827,082           968,349          876,356
                                               _______________  _______________   _______________  _______________
                                               $  18,932,804    $  18,644,750     $   8,020,108    $   7,358,599
                                               ===============  ===============   ===============  ===============

Securities available for sale at the carrying and approximate market values are summarized below.

                                                       March 31, 1995                      June 30, 1994
                                               ________________________________   ________________________________
                                                                    Market                             Market
                                                    Cost            Value              Cost            Value
                                               _______________  _______________   _______________  _______________
Debt securities issued by the U.S. Treasury
  and other U.S. Government corporations
  and agencies                                 $     250,000    $     226,875     $     250,000    $     226,407
Corporate bonds                                      149,587          131,710           149,551          129,094
Mortgage-backed securities                         1,324,895        1,226,114         1,391,708        1,265,380
Equity securities                                    645,589          531,505           524,433          439,341
                                               _______________  _______________   _______________  _______________
                                               $   2,370,071    $   2,116,204     $   2,315,692    $   2,060,222
                                               ===============  ===============   ===============  ===============

                                                       March 31, 1995                      June 30, 1994
                                               ________________________________   ________________________________
                                                                    Market                             Market
                                                    Cost            Value              Cost            Value
                                               _______________  _______________   _______________  _______________
Due in one year or less                                  --               --                --               --
Due after one year through five years                    --               --                --               --
Due after five years through ten years               399,587          358,585           399,551          355,501
Due after ten years                                      --               --                --               --
Mortgage-backed securities (including
  securities with interest rates ranging from
  5.15% to 6.5% maturing September 2023 to
  February 2024)                                   1,324,895        1,226,114         1,391,708        1,265,380
Equity securities                                    645,589          531,505           524,433          439,341
                                               _______________  _______________   _______________  _______________
                                               $   2,370,071    $   2,116,204     $   2,315,692    $   2,060,222
                                               ===============  ===============   ===============  ===============


3. Allowance for Loan Losses
   _________________________

The following is an analysis of transactions in the allowance for loan losses:

                                                      Nine Months Ended
                                                          March 31,
                                                    1995              1994
                                              _______________   _______________
Balance at beginning of year                  $   2,463,000     $   2,123,000

Add provision charged to operations                 494,590           724,337

Recoveries on loans previously charged off           36,387            41,266
                                              _______________   _______________
                                                  2,993,977         2,888,603

  Less loans charged off                            463,977           554,603
                                              _______________   _______________
  Balance at end of period                    $   2,530,000     $   2,334,000
                                              ===============   ===============


4. Advances from Federal Home Loan Bank
   ____________________________________

A summary of borrowings from the Federal Home Loan Bank is as follows:

                                 March 31, 1995
             _____________________________________________________
                Principal          Interest           Maturity
                 Amounts             Rates              Dates
             _______________    _______________    _______________
             $  28,400,000       3.98% - 7.65%          1996
                 4,800,000       5.17% - 8.30%          1997
                 2,000,000       4.97% - 5.08%          1998
                 1,000,000           5.75%              1999
             _______________
             $  36,200,000
             ===============

                                 June 30, 1994
             _____________________________________________________
                Principal          Interest           Maturity
                 Amounts             Rates              Dates
             _______________    _______________    _______________
             $  25,200,000       3.93% - 8.81%          1995
                 7,300,000       4.41% - 5.84%          1996
                 6,900,000       3.61% - 8.30%          1997
                 3,500,000       3.86% - 5.08%          1998
                 3,000,000       3.90% - 5.75%          1999
             _______________
             $  45,900,000
             ===============


5. Acquisition
   ___________

The subsidiaries of Bethel Bancorp, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A., acquired four branches from Key Bank of Maine on October 28, 1994. Bethel Savings Bank, F.S.B. acquired the Buckfield and Mechanic Falls branches from Key Bank. Brunswick Federal Savings, F.A. acquired the Lisbon Falls and Richmond branches from Key Bank. The total deposits and repurchase agreements acquired from the four branches were $27,744,418. The premium paid to Key Bank for these deposits was $1,590,228. The cost of the real estate, buildings, and equipment purchased from Key Bank was $498,500.

                        BETHEL BANCORP AND SUBSIDIARIES
                                 	Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition
___________________

Total consolidated assets were $208,691,710, which was an increase of $18,091,222 for the nine months ended March 31, 1995. Total loans increased by 7,898,921 and cash equivalents and investments increased by 7,877,127.
Total deposits increased $25,161,838 and total borrowings from the Federal Home Loan Bank decreased by $9,700,000 since June 30, 1994. The Company has also obtained $2,425,603 of repurchase agreement deposits from local municipalities as of March 31, 1995. The growth in total assets and the deposit accounts was primarily attributed to the acquisition of four Key Bank branches.

The subsidiaries of Bethel Bancorp, Bethel Savings, F.S.B. and Brunswick Federal Savings, F.A., acquired four branches from Key Bank of Maine on October 28, 1994. Bethel Savings, F.S.B. acquired the Buckfield and Mechanic Falls branches from Key Bank. Brunswick Federal Savings, F.A. acquired the Lisbon Falls and Richmond branches from Key Bank. The total deposits and repurchase agreements acquired from the four branches were $27,744,418. The premium paid to Key Bank for these deposits was $1,590,228. The cost of the real estate, buildings, and equipment purchased from Key Bank was $498,500.

Cash and due from banks has increased by $823,118 due to the additional cash needs at the new branches and the liquidity requirements for the increased deposit base. Interest bearing deposits in other banks have decreased by $3,794,449 primarily to fund the growth in securities and loans. Gross portfolio loans increased $8,236,675 and total securities held to maturity increased by $10,912,696 for the nine months ended March 31, 1995. The total loan increase was primarily due to the increased demand for 1-4 family residential and real estate commercial loans. The increase in securities was attributed to the subsidiary banks investing the cash from deposits acquired from the Key Bank branches. The cash from the acquired deposits of Key Bank was also utilized to reduce Federal Home Loan Bank advances. Loans held for sale decreased due to the Company's sale of mortgage loans to Freddie Mac and the sale of SBA guaranteed commercial loans to the secondary market. The Company's additional borrowing capacity at the Federal Home Loan Bank on March 31, 1995 was $61,400,000. With the borrowing capacity at the Federal Home Loan Bank and the continued growth in bank deposits, management believes that the Company's available liquidity resources are sufficient to support future loan growth.

Fixed Assets increased by $900,280 for the nine months ended March 31, 1995. This increase was primarily due to the acquisition of the Key Bank branches, explained above, as well as the capitalized costs associated with the relocation of the Mechanic Falls branch to a new facility. Other real estate owned has decreased by $552,902 due to real estate sales and reducing property values to current appraisals. Goodwill has increased by $1,487,540 due to the premium paid to Key Bank for the branch acquisition, explained above. The premium paid for the Key Bank branch acquisition is being amortized over a ten year period. The increase in other assets of $434,610 was due to accrued interest receivables, deferred taxes, and suspense accounts.

Notes payable has decreased by $382,511 due to principal payments. The decrease in other liabilities of $402,658 was due to larger balances at June 30, 1994 in loan escrows, deferred gains on sale of the guaranteed portion of SBA loans, and ASI Data Service's accounts payable.

Cash provided by operating activities, as stated in the consolidated statements of cash flow, was $2,205,597 as of March 31, 1995 versus $4,335,841 as of March 31, 1994. The difference between the periods of $2,130,244 was due to the change in the balances in Loans Held for Sale and the decrease in other liabilities due to larger balances in loan escrows and deferred gains on sale of the guaranteed portion of SBA loans.

Total equity of the Company was at $16,745,313 as of March 31, 1995 versus $15,756,363 at June 30, 1994. Book value per common share was $26.94 as of March 31, 1995 versus $25.13 at June 30, 1994. Total equity to total assets of the Company as of March 31, 1995 was 8.02%.


At March 31, 1995, the Banks' regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                 Brunswick
                                          Bethel Savings      Federal Savings,
                                           Bank, F.S.B.             F.A.
                                        __________________   __________________
Capital Requirements:
Tangible capital                        $     1,556,000      $     1,520,000
  Percent of tangible assets                       1.50%                1.50%
Core capital                            $     3,112,000      $     3,040,000
  Percent of adjusted tangible assets              3.00%                3.00%
Leverage capital                        $     4,149,000      $     4,053,000
Percent of adjusted leverage assets                4.00%                4.00%
Risk-based capital                      $     5,430,000      $     4,508,000
  Percent of risk-weighted assets                  8.00%                8.00%

Actual:
Tangible capital                        $     7,798,000      $     7,101,000
  Percent of adjusted total assets                 7.52%                7.01%
  Excess of requirement                 $     6,242,000      $     5,581,000
Core capital                            $     7,798,000      $     7,101,000
  Percent of adjusted tangible assets              7.52%                7.01%
  Excess of requirement                 $     4,686,000      $     4,061,000
Leverage capital                        $     7,798,000      $     7,101,000
  Percent of adjusted leverage assets              7.52%                7.01%
  Excess of requirement                 $     3,649,000      $     3,048,000
Risk-based capital                      $     8,062,000      $     7,807,000
  Percent of risk-weighted assets                 11.88%               13.85%
  Excess of requirement                 $     2,632,000      $     3,299,000

The carrying value of securities available for sale of the Company was $2,116,204, which is $253,867 less than the cost of the underlying securities, at March 31, 1995. The difference from the cost and the carrying value of the securities was primarily due to the change in current market rates from the rates at the time of purchase. Management believes that it is obtaining a reasonable rate of return on these investments, all of which are of high quality. Based on the Company's available sources of liquidity, management has the ability and the intent to hold these securities until the market values have recovered to approximate cost. It is advantageous to hold these securities until the market values recover and earn approximately 1% below current market rates than it is to sell the securities at a loss and reinvest the proceeds in securities bearing current interest rates.

The loan loss allowance of the Company was $2,530,000 as of March 31, 1995 versus $2,463,000 as of June 30, 1994. The Company had non- performing loans totaling $2,518,123 at March 31, 1995 as compared to $2,723,000 at June 30, 1994. Management realizes during the past nine months non-performing loans have decreased in 1-4 family mortgages and increased slightly in commercial mortgages. At March 31, 1995, the Company had approximately $4,461,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. Non-performing loans represented 1.21% of total assets at March 31, 1995. The following table represents the Company's current non-performing loans:

                       Description                      Total
                _________________________          _______________
                 1-4 Family Mortgages              $    816,972
                 Commercial Mortgages                 1,333,559
                 Commercial Installment                 336,002
                 Consumer Installment                    31,590
                                                   _______________
                   Total non-performing            $  2,518,123
                                                   ===============

The majority of the non-performing loans are seasoned loans located in the Oxford county area. Management believes that the increase is due to the depressed economy in this geographic area which has resulted in high unemployment and a soft real estate market. Management has allocated substantial resources to this area in an effort to control the growth in non-performing loans.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

            6-30-94        9-30-94        12-31-94        3-31-95
             2.64%          2.14%           1.96%          2.27%


The Company has decreased its delinquent accounts at March 31, 1995 when compared to June 30, 1994. This reduction was largely due to the decrease of the non-performing loans by $205,000 and the collection efforts of the 30 and 60 day delinquent accounts. The majority of the Company's delinquencies are in real estate mortgage loans. The Company maintains a well collateralized position in real estate mortgage loans. This factor of collateral is utilized by management in the computation of an adequate loan loss allowance balance. For the reasons given above and management's evaluation of the risk of loss in the loan portfolio, management believes the balance of the loan loss allowance, currently and when compared to the prior year, is adequate.

The Company's loan loss allowance was equal to 100% of the total non-performing loans at March 31, 1995. The Company currently budgets $48,000 per month to the provision for loan losses and additional provisions are made when deemed necessary. The Company continues to monitor its reserve for adequacy and currently believes it is sufficient based on the level of risk in the loan portfolio.

Continued weakness in the New England economy, which has previously resulted in high unemployment and a soft real estate market in the region, creates a risk to the overall credit quality of the portfolio of each subsidiary bank. The Company intends to continue monitoring its loan portfolio and to add additional reserves if and when it becomes necessary to do so.

Results of Operations
_____________________

Net income for the quarter ended March 31, 1995 was $408,073. The primary earnings per share was $.61 and the fully diluted earnings per share was $.56 for the quarter ended March 31, 1995. This compares to earnings of $352,141, or a primary earnings per share of $.56 per share and a fully diluted earnings per share of $.56, for the quarter ended March 31, 1994. Net income for the nine months ended March 31, 1995 was $1,220,898 versus $1,267,409 for the period ended March 31, 1994. Primary earnings per share was $1.82 and fully diluted earnings per share was $1.67 for the nine month period ended March 31, 1995 versus primary earnings per share of $2.12 and fully diluted earnings per share of $2.06, for the nine month period ended March 31, 1994. The Company's earnings from operations for the nine months ended March 31, 1994 was $1,007,409, which represented primary earnings per share of $1.66 and fully diluted earnings per share of $1.64. Included in the Company's income for the nine months ended March 31, 1994 was $260,000 for the cumulative effect of a change in the method of accounting for income taxes, Statement of Financial Accounting Standard 109. This one time adjustment increased the Company's 1994 nine month primary earnings per share by $.46 and the fully diluted earnings per share by $.42.

The Company's net interest income was $2,279,500 for the quarter ended March 31, 1995, versus $2,014,750 for the quarter ended March 31, 1994, for an increase of $264,750. This increase was due to an increase of $784,322 in interest income which was offset by an increase in total interest expense of $519,572.

The Company's net interest income for the nine months ended March 31, 1995 was $6,632,694 versus $5,698,947, for an increase of $933,747, when compared to the nine months ended March 31, 1994. This increase was due to an increase of $1,927,593 in interest income which was offset by an increase in interest expense of $993,846. Total interest income increased $1,927,593 during the nine months ended March 31, 1995 when compared to the nine months ended March 31, 1994, resulting from the following items. Interest income on loans and loans held for sale increased by $1,195,268 for the nine months ended March 31, 1995 resulting from a $486,569 increase due to an increase in the volume of loans as well as an increase of $708,699 due to increased rates on loans. Interest income on investment securities increased by $590,401 resulting from a $537,078 increase due to an increase in volume as well as an increase of $53,323 due to increased rates on investments. Interest income on short term liquid funds increased by $141,924 resulting from a $26,216 increase due to an increase in volume as well as an increase of $115,708 due to increased rates on fed funds and deposits. The increase in total interest expense of $993,846 for the nine months ended March 31, 1995 resulted from the following items. Interest expense on deposits increased by $484,719 for the nine months ended March 31, 1995 resulting from a $314,813 increase due to an increase in the volume of deposits as well as an increase of $169,906 due to increasing deposit rates. Interest expense on repurchase agreements increased by $47,163 due to the new volume acquired from Key Bank in the current year. Interest expense on borrowings increased $461,964 for the nine months ended March 31, 1995 resulting from an increase of $244,770 due to an increase in the volume of borrowings as well as an increase of $217,194 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                          Bethel Bancorp
            Rate/Volume Analysis for the nine months ended
                March 31, 1995 versus March 31, 1994


                                    Difference Due to
                                  Volume            Rate            Total
                              ______________   ______________   ______________
Fed Funds & Deposits          $     26,216     $    115,708     $    141,924
Investments                        537,078           53,323          590,401
Loans & Loans Held for Sale        486,569          708,699        1,195,268
                              ______________   ______________   ______________
  Total                          1,049,863          877,730        1,927,593

Deposits                           314,813          169,906          484,719
Repurchase Agreements               47,163                0           47,163
Borrowings                         244,770          217,194          461,964
                              ______________   ______________   ______________
  Total                            606,746          387,100          993,846
                              ______________   ______________   ______________
    Net Interest Income       $    443,117     $    490,630     $    933,747
                              ==============   ==============   ==============

Rate/Volume amounts spread proportionately between volume and rate.

Since October 1993, actions by the Federal Reserve Board have resulted in increases in prime lending rates. Approximately 20% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 21% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and Federal Home Loan Bank advance rates, increasing the Company's interest expense. Although the Company anticipates some net interest margin compression due to rising rates, the impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $543,898 and $1,611,829 for the three and nine months ended March 31, 1995 versus $634,160 and $2,052,507 for the three and nine months ended March 31, 1994. Income from available for sale securities gains (losses) was $(1,848) and $6,280 for the three and nine months ended March 31, 1995 versus $43,121 and $286,920 for the three and nine months ended March 31, 1994. Gains from the sale of securities have decreased due to the Company holding the majority of its current securities to maturity. Income from trading account securities was $151,910 and $375,732 versus $94,795 and $82,472 for the three and nine months ended March 31, 1995 and 1994, respectively. The increase in gain (loss) on trading account was due to the sale and appreciation in the market values of the securities classified as trading.

Gains on the sale of loans held for sale amounted to $24,639 and $141,399 for the three and nine months ended March 31, 1995 versus $87,772 and $392,037 for the three and nine months ended March 31, 1994. Gains from the sale of loans have decreased as a result of decreased originations due to money center banks becoming highly competitive in originating residential loans for sale to the secondary market, as well as underwriting and selling SBA guaranteed commercial loans. Gross income for ASI Data Services amounted to $6,234 and $16,718 versus $34,293 and $334,709 for the three and nine months ended March 31, 1995 and 1994, respectively. ASI Data Services decreased income was due to decreased sales activity based on the Company's need. Gross income for First New England Benefits was $85,659 and $255,349 for the three and nine months ended March 31, 1995 versus $134,463 and $184,069 for the three and nine months ended March 31, 1994. The amounts discussed in this paragraph are reflected in other income.

Total operating expense, or non-interest expense, for the Company was $2,030,866 and $5,823,344 for the three and nine months ended March 31, 1995 versus $1,878,886 and $5,430,705 for the three and nine months ended March 31, 1994.

Compensation expense increased by $61,607 and $237,424 for the three and nine months ended March 31, 1995 as a result of the addition of officers and administrative employees at Bethel Bancorp and its subsidiaries, the addition of First New England Benefits and the four new branches, as well as annual salary increases. Net occupancy expenses increased by $35,813 and $85,120 for the three and nine months ended March 31, 1995 primarily due to the additional space expense associated with the Portland office, First New England Benefits, and the four new branches acquired from Key Bank. Equipment expense increased by $46,066 and $114,530 for the three and nine months ended March 31, 1995 due to the expenses associated with the new acquisitions as well as the general needs at the subsidiaries. Goodwill expense increased by $40,343 and $73,644 for the three and nine months ended March 31, 1995 due to the premium paid for the four Key Bank branches and First New England Benefits. Other expenses have decreased by $31,849 and decreased by $118,079 for the three and nine months ended March 31, 1995. Other expenses decreased during the three and nine months ended March 31, 1995 primarily due to the decrease in ASI Data Services' costs of goods sold, in association with the reduction of its gross income, which was offset in part primarily due to the increased expenses from First New England Benefits and the four new branches.

The provision for loan loss was $145,776 and $494,590 for the three and nine months ended March 31, 1995 versus $186,908 and $724,337 for the three and nine months ended March 31, 1994. The large variance between periods was due to higher levels of non-performing loans and loans charged off at March 31, 1994.

Impact of Inflation
___________________

The consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                       BETHEL BANCORP AND SUBSIDIARIES
                        Part II - 	Other Information

Item 1. Legal Proceedings
        _________________

Not Applicable.

Item 2. Changes in Securities
        _____________________

Not Applicable.

Item 3.Defaults Upon Senior Securities
       _______________________________

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ___________________________________________________

Not Applicable.

Item 5. Other Information
        _________________

Not Applicable.

Item 6. Exhibits and Reports on Form 8 - K
        __________________________________

(a) Exhibits
    ________

2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8 - K dated May 4, 1994.

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8 - K dated May 4, 1994.


11  Statement regarding computation of per share amounts

27  Financial Data Schedule


(b) Reports on Form 8 - K
    _____________________

On February 6, 1995, the Company filed a report on Form 8-K announcing that it had dismissed KPMG Peat Marwick LLP (KPMG) as its independent accountants and retained Baker Newman & Noyes, Limited Liability Company (BNN) in this regard. These actions were taken following the closure of KPMG's Portland, Maine, office and the formation of BNN by former KPMG representatives and another accounting firm.

                      BETHEL BANCORP AND SUBSIDIARIES
                               Signatures


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             BETHEL BANCORP
                      ____________________________
                              (Registrant)



                         /s/ James D. Delamater
                      ____________________________
                           James D. Delamater
                            President and CEO



                           /s/ Richard Wyman
                      ____________________________
                             Richard Wyman
                        Chief Financial Officer


Date:   May 10, 1995

                       BETHEL BANCORP AND SUBSIDIARIES
                              Index to Exhibits


EXHIBIT NUMBER                    DESCRIPTION

2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liaibilities dated as of May 4, 1994 between Bethel Savings and Key Bank of Maine, Incorporated by reference to Exhibit
                 2.1 to Bethel Bancorp's Current Report on Form 8 - K dated
                 May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilites dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8 - K dated May 4, 1994

11               Statement regarding computation of per share earnings

27               Financial Data Schedule