Form 10-K
period 1995-06-30
BETHEL BANCORP
filed 1995-09-27
CIK 811831

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For fiscal year ended  June 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from

   Commission file number (0-16123)


                              Bethel Bancorp
          (Exact name of registrant as specified in its charter)


                  Maine                            01-0425066
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


489 Congress Street, Portland, Maine               04101
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (207) 772-8587

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $1.00 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__    No _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 20, 1995, was $12,321,563. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

   As of September 20, 1995, 547,625 shares of the registrant's common stock were issued and outstanding.


                          DOCUMENTS INCORPORATED
                               BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

   Document                                Part
   --------                                ----

   Proxy Statement for the                 III
   1995 Annual Meeting of
   Shareholders

                                  PART I

Item 1.  Business
_________________

   (a) General Development of Business
   ___________________________________

   The Registrant, Bethel Bancorp (The "Company") is a Maine Corporation chartered in April 1987 for the purpose of becoming a multi-savings and loan holding company. The Company is the parent of Bethel Savings Bank, F.S.B. ("Bethel"), a federally - chartered savings bank with its principal place of business in Bethel, Maine and Brunswick Federal Savings, F.A. ("Brunswick"), a federally - chartered savings association with its principal place of business in Brunswick, Maine.

   In October 1990, the Company issued 45,454 shares of Series A Preferred Stock to Square Lake Holding Corporation ("Square Lake") at an aggregate purchase price of $1,000,000, or $22.00 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock on a one-for-one basis and carries a dividend rate equal to 2% below First National Bank of Boston prime rate with a minimum of 7%. Square Lake is a Maine corporation which is owned by a Canadian corporation of which Ronald Goguen of Moncton, New Brunswick is a principal. Ronald Goguen is also currently serving as a director of the Company.

   In May of 1992, the Company entered into a Stock Purchase Agreement with Square Lake and, on February 9, 1994, following receipt of regulatory and shareholder approval, the Company issued 71,428 shares of a newly designated Series B convertible preferred stock to Square Lake at an aggregate price of approximately $1 million, or $14.00 per share. As part of the transaction, the Company also issued Square Lake a warrant with a term of seven years to purchase 116,882 shares of the Company's common stock at a price of $14.00 per
share.   The Series B Preferred Stock is convertible into shares of the
Company's common stock on a one-for-one basis and carries a dividend rate equal to 2% below the prime rate of The First National Bank of Boston, not to be less than 7%. The rights and preferences of the Series B Preferred Stock issued pursuant to this transaction are similar to, and on a parity with, the Company's Series A Preferred Stock.

   In fiscal year 1993, the Company moved its headquarters from Bethel, Maine to Portland, Maine. The Company also acquired a controlling interest in ASI Data Services, Inc., an existing company which provides sales and service of computer related hardware and software, as well as a full line of data processing support systems. The primary activity is for ASI to provide data support for the Company.

   During the fiscal year ended June 30, 1995, Bethel and Brunswick (collectively, the "Banks") continued their operations in line with the past and anticipate no significant change in their operations during the next fiscal year. During the fiscal year, there have been no bankruptcy, receivership or similar proceedings with respect to the Company or the Banks. During the year the Company acquired four branches from Key Bank of Maine. See Management's Discussion and Analysis.

   (b)  Financial Information About Industry Segments
   __________________________________________________

         Not applicable.


   (c)  Narrative Description of Business
   ______________________________________

General
_______

   The Company is a savings and loan holding company whose primary assets are its subsidiaries, the Banks.

   Bethel is a federally-chartered stock savings bank. It was organized in 1872 as a Maine-chartered mutual savings bank and received its federal charter in 1984. Bethel is headquartered in Bethel, Maine.

   Brunswick is a federally-chartered savings association and is headquartered in Brunswick, Maine. Brunswick was chartered in 1988.

   In connection with its conversion to a federal stock savings bank in 1984, Bethel retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable federal regulations, Bethel may exercise any authority it was allowed to exercise as a mutual savings bank under state law and regulation at the time of its conversion to a federal savings bank. In exercising such "grandfathered" powers, Bethel may continue to comply with applicable state laws and regulations in effect at the time of its conversion to federal charter except as otherwise determined by the Office of Thrift Supervision (the "OTS"). Bethel, however, may not use its grandfathered powers to engage in activities to a greater degree than would be allowed under the most liberal construction of either state or federal law or regulations.

   Historically, Maine-chartered savings banks have had certain lending, investment and other powers only recently authorized for federal institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal (NOW) accounts. Bethel also has broader securities investment authority than other federal thrift institutions (i.e. savings banks and savings and loan associations) as a result of its retention of state powers.

   The Banks' primary business has historically consisted of attracting savings deposits from the general public and applying these funds primarily to the origination and retention of first mortgage loans on residential real estate. Over the past several years, the Banks have concentrated their lending efforts on the origination of loans that are shorter-term or interest rate sensitive. Of the Banks' loan portfolios at June 30, 1995, 84% was invested in real estate loans (including residential, construction and commercial mortgage loans), 7% in commercial loans and 9% in consumer loans.

   The deposits of the Banks are insured by the Federal Deposit Insurance Corporation, through the Bank Insurance Fund in the case of Bethel and the Savings Association Insurance Fund in the case of Brunswick. The Banks are members of the Federal Home Loan Bank of Boston (the "FHLB").

   At June 30, 1995, the legal lending limits of Bethel and Brunswick were approximately $1,350,000 and $1,200,000, respectively. When, on occasion, customers' credit needs exceed the Banks' lending limits, the Banks may seek participations of such loans with other banks.

Market Area and Competition
___________________________

   Bethel is headquartered in Bethel, Maine with full service branches in Harrison, South Paris, Buckfield and Mechanic Falls, Maine. Bethel has centralized its position for servicing the area known as Oxford Hills. This area of Western Maine is characterized by a diversified economy and a strong emphasis on the tourist industry.

   Brunswick is headquartered in Brunswick, Maine with full service branches in Richmond and Lisbon Falls, Maine. Brunswick serves the south-central region of the coast of Maine. This area also has a diversified economy with a strong emphasis on the tourist industry.

   The banking business in the Banks' market areas has become increasingly competitive over the past several years. The Banks' major competitors in attracting deposits and lending funds consist principally of other Maine-based banks, and regional and money center and nonbank financial institutions. Many of the Banks' competitors are larger in size and possess greater financial resources.

   The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Banks believe that the local character of their businesses and their "community bank" management philosophy enable them to compete successfully in their market areas.

Regional Economic Environment
____________________________

   The state of Maine's economy, including Cumberland, Androscoggin and Sagadahoc counties where Brunswick is located, has stabilized with moderate to flat growth, although the state of economy in Oxford county, the location of Bethel continues to remain weak due to high unemployment and a soft real estate market. Management of the Company believes that the regional real estate decline has impacted the financial condition and operations of the Company.
The amount of the Company's non-performing loans at June 30, 1995 was $2,266,000. Other real estate owned at June 30, 1995 was $1,372,686. At
June 30, 1995, the Company's ratio of non-performing loans to total loans was 1.33%. At June 30, 1995, the Company's allowance for loan losses was $2,396,000, which represented 106% of non-performing loans at the same date. The Banks have traditionally placed more emphasis on residential real estate mortgages and loan volume continues to increase in this lower credit risk area due to the Banks continuing to enhance their loan products as well as offering customers competitively priced mortgage packages. Based on the different economic positions in the Bank's market areas, management of the Company continues to carefully monitor the Bank's exposure to credit risk and can give no assurance that the regional real estate decline will not, in the future, have a material negative impact on the financial condition or operations of the Company.

Subsidiaries
____________

   The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. through two stock purchases during 1993-1994 for an aggregate purchase price of $465,840. ASI Data Services, Inc. functions as the Company's and its subsidiaries' data processing company. Management's objective is for ASI to continue to provide internal data processing efficiencies and to support future growth and expansion opportunities.

   Bethel has one wholly-owned subsidiary, Bethel Service Corporation, which was organized in 1982. Through Bethel Service Corporation, Bethel has participated in certain real estate development projects. While Bethel does not actively pursue such projects, several projects of varying sizes have been undertaken in the past few years. Any proposed development project is examined for its profit potential and its ability to enhance the communities served by Bethel. There are no definitive plans for additional real estate development projects at the present time. At June 30, 1995, investment in and loans to its subsidiary constituted 1% of Bethel's total assets.

   In addition, Bethel invested $75,000 of capital in Bankers Cooperative Mortgage, Company, Inc. ("Bankers Cooperative") in 1987 along with other thrift institutions. Bankers Cooperative is operated by independent management and originates mortgage loans. Bankers Cooperative originates mortgages for sale in the secondary market and provides servicing for loans. Bethel has not provided Bankers Cooperative with any financing or purchased loans from or sold loans to Bankers Cooperative. Bethel refers customers to and accepts applications for Bankers Cooperative from individuals desiring fixed-rate mortgage loans.

   Bethel Service Corporation invested $375,000 of capital and now owns 62.5% of First New England Benefits, Inc. First New England is an employee benefits consulting firm which specializes in the design and administration of qualified retirement and 401(k) plans.

   Brunswick has one wholly-owned subsidiary, Brunswick Service Corporation, which was organized during the 1995 fiscal year. The purpose of the service corporation is to support Brunswick's non-banking financial services through its affiliation with Independent Financial Marketing Group, a fully licensed New York securities firm.

Employees
_________

   As of June 30, 1995, the Company and its consolidated subsidiaries had 104 full-time and 23 part-time employees. The Company's employees are not represented by any collective bargaining unit. Relations between the Company and its employees are considered good.

Regulation
__________

   General
   _______

   Savings banks and savings and loan holding companies are subject to extensive supervision and regulation. The Banks are subject to regulation and supervision by the OTS.

   The Company, as a savings and loan holding company, is subject to regulation, examination and supervision by the OTS under the Home Owners Loan Act. The Company is also deemed a Maine financial institution holding company. As such, the Company is registered with the Maine Superintendent of Banking (the "Superintendent") and will be subject to periodic examinations and reporting requirements of the Superintendent.

   Recent Developments in Savings Institution Regulation
   _____________________________________________________

Federal Deposit Insurance Corporation Improvement Act of 1991
_____________________________________________________________

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also effects a number of regulatory reforms that will impact all insured depository institutions, regardless of the insurance fund in which they participate, including the Banks. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. The OTS adopted final rules on applications, delegations of authority and capital maintenance requirements effective March 15, 1993. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner. Since both the Banks exceeded all capital requirements at June 30, 1995, these new provisions are not expected to have any significant impact on their operations. Other provisions of FDICIA increase the premiums to be paid by the Banks for deposit insurance and make the institutions subject to special assessments to maintain the insurance fund. See "Savings Institution Regulation -- Insurance of Deposits."


   Financial Institutions Reform, Recovery and Enforcement Act of 1989
   ___________________________________________________________________

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (the "FIRRE Act"), which was enacted on August 9, 1989, abolished the Federal Home Loan Bank Board (the "FHLBB") and the Federal Savings and Loan Insurance Corporation (the "FSLIC") and significantly changed the federal regulatory framework for savings institutions and their holding companies. The FHLBB's regulatory responsibilities over savings institutions and their holding companies were transferred to the Director of the OTS, and a new insurance fund, the Savings Association Insurance Fund (the "SAIF"), was established to insure the deposit accounts of savings institutions. All savings institutions that were insured by the FSLIC immediately prior to the enactment of the FIRRE Act automatically became members of the SAIF upon enactment of the FIRRE Act. The SAIF is administered by the FDIC, which also administers the BIF, the separate insurance pool for banks. Bethel's deposits are insured under the BIF and Brunswick's deposits are insured under the SAIF. The FDIC, in its capacity as administrator of the SAIF, has the authority generally to regulate savings institutions to the extent necessary to ensure the safety and soundness of the SAIF. The Director of the OTS serves as a member of the FDIC's Board of Directors. The FIRRE Act provides that all orders, resolutions, determinations and regulations issued by the FHLBB or the FSLIC and in effect on the date of enactment of the FIRRE Act will continue in effect and be enforceable by the appropriate successor-in-interest to the FHLBB or the FSLIC under the FIRRE Act, until modified, terminated, set aside or superseded in accordance with applicable law.

   The Federal Home Loan ("FHL") Banks continue to serve as central credit facilities for member savings institutions. However, the FHL Banks no longer have any supervisory or regulatory authority over savings institutions.

   Upon dissolution of the FSLIC, all of the assets and liabilities of the FSLIC were transferred to the FSLIC Resolution Fund ("FRF"), which is managed by the FDIC but maintained separate and apart from the SAIF and the BIF. The FRF will be dissolved upon satisfaction of all its debts and liabilities and sale of all assets acquired in connection with resolutions of savings institutions that failed prior to January 1, 1989. The FIRRE Act also provides for the creation of the Resolution Funding Corporation ("REFCORP"), which issues debt obligations, the proceeds of which are used to fund the case resolution activities of the Resolution Trust Corporation (the "RTC"). The RTC is primarily responsible for the disposition of savings institutions that fail after January 1, 1989 but prior to the third anniversary of the FIRRE Act. Funds for the operations of REFCORP and repayment of the principal amount of REFCORP obligations are provided, in the first instance, by contributions from the FHL Banks. The FHL Banks continue to be obligated to make contributions to the Financing Corporation ("FICO"), the entity previously created under the Competitive Equality Banking Act of 1987 ("CEBA"), as the vehicle to recapitalize the FSLIC, to cover the operating expenses of FICO and repayment of FICO obligations.

   In addition to restructuring the federal regulatory system for savings institutions, the FIRRE Act included provisions which, among other things, increased the deposit insurance premiums payable by savings institutions, authorized the Director of the OTS to make assessments against savings institutions to cover the operating expenses of the OTS, significantly raised the regulatory capital requirements for savings institutions, and altered the investments and activities permitted for savings institutions. These provisions of the FIRRE Act may increase the cost of doing business for savings institutions. Additionally, the contributions which the FHL Banks were required by the FIRRE Act to make to REFCORP and to FICO will reduce the amount of dividends paid on FHL Bank stock and may increase the costs charged member savings institutions for FHL Bank services, thereby further increasing savings institutions' cost of doing business. Implementing regulations were required to be adopted within various time periods after the effective date of the FIRRE Act.

   Savings and Loan Holding Company Regulation
   ___________________________________________

   General.
   ________
   Under the Home Owners Loan Act, as amended by the FIRRE Act (the "HOLA"), the Director of the OTS has succeeded to the jurisdiction of the FHLBB, as operating head of the FSLIC, over savings and loan holding companies. Thus, the Company, as a savings and loan holding company within the meaning of the HOLA, is now subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

   The HOLA prohibits a savings and loan holding company such as the Company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger with or purchase of the assets of, another savings institution or a savings and loan holding company without the prior written approval of the Director of the OTS; (ii) acquiring more than 5% of the issued and outstanding shares of voting stock of another savings institution or savings and loan holding company, except as part of an acquisition of control approved by the Director of the OTS, as part of an acquisition of stock issued by an undercapitalized savings institution or its holding company approved by the Director of the OTS or except under certain specified conditions (such as an acquisition of stock in a fiduciary capacity) which negate a finding of control; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.
The HOLA also allows the Director of the OTS to approve transactions resulting in the creation of multiple savings and loan holding companies controlling savings institutions located in more than one state in both supervisory and nonsupervisory transactions, subject to the requirement that, in nonsupervisory transactions, the law of the state in which the savings institution to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. As a result, the Company may, with the prior approval of the Director of the OTS, acquire control of a savings institution located in a state other than Maine if the acquisition is expressly permitted by the laws of the state in which the savings institution to be acquired is located. No director, officer, or controlling shareholder of the Company may, except with the prior approval of the Director of the OTS, acquire control of any savings institution which is not a subsidiary of the Company. Restrictions relating to service as an officer or director of an unaffiliated holding company or savings institution are applicable to the directors and officers of the Company and its savings institution subsidiaries under the Depository Institution Management Interlocks Act.

   Pursuant to amendments to the HOLA enacted as part of the FIRRE Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers, of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board, but the FIRRE Act authorizes the Director of the OTS to impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution.

   Restrictions on Activities of Multiple Savings and Loan Holding Companies
   _________________________________________________________________________


   As a multiple savings and loan holding company following the acquisition of Brunswick, the Company, and its noninsured subsidiaries, are prohibited from engaging in any activities other than (i) furnishing or providing management services for the Banks; (ii) conducting an insurance agency or escrow business;
 (iii) holding, managing or liquidating assets owned or acquired from the Banks; (iv) holding or managing properties used or occupied by the Banks; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Federal Reserve Board by regulation has determined to be permissible for bank holding companies under Section 4(c) of Bank Holding Company Act (the "BHCA") (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987 consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities and underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates. The activities which the Federal Reserve Board by regulation has permitted for bank holding companies under Section 4(c) of the BHCA generally consist of those activities that the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions, subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their nonsavings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to section 4(c)(8) of the BHCA, although prior OTS approval is required to commence any such activity.

   The Company is currently a multiple savings and loan holding company and, therefore, is currently subject to the foregoing activities restrictions. The Company could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if any savings institution subsidiary fails to constitute a qualified thrift lender. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

Savings Institution Regulation
______________________________

   General.
   ________
   As federally chartered institutions, the Banks are subject to supervision and regulation by the Director of the OTS, the FHLBB's successor under the FIRRE Act. In connection with its conversion to a federal mutual savings bank in 1984, Bethel retained its then-authorized powers as a Maine-chartered mutual savings bank. Under OTS regulations, the Banks are required to obtain audits by independent accountants and to be examined periodically by the Director of the OTS. These examinations must be conducted no less frequently than every twelve (12) months. The Banks are subject to assessments by the OTS and the FDIC to cover the costs of such examinations. The OTS may revalue assets of the Banks, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS is also authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. The FIRRE Act requires that all regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions be no less stringent than those established by the Office of the Comptroller of the Currency (the "OCC") for national banks. In November 1993, the OTC, as well as the Office of the Comptroller of the Currency and the FDIC, acting under FDICIA, issued a notice of proposed rulemaking in which it requested public comment on proposed safety and soundness regulations. These regulations relate to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and
(vi) compensation and benefit standards for officers, directors, employees and principal shareholders. No final action has been taken. The Banks are also subject to regulation and supervision by the FDIC, in its capacity as insurer of deposits in the Banks, to ensure the safety and soundness of the BIF and the SAIF. See "Regulation -- Savings Institution Regulation -- Insurance of Deposits."

   Capital Requirements.
   _____________________
   As required by amendments of the HOLA enacted as part of the FIRRE Act, the Director of the OTS has adopted capital standards which require savings institutions to maintain (i) "core capital" in an amount of not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets. The capital standards established for savings institutions must generally be no less stringent than those applicable to national banks and must use all relevant substantive definitions used in the capital standards for national banks. Under the OTS regulations, the term "core capital" includes common stockholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets, other than certain amounts of supervisory goodwill, and up to 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") (subject to certain conditions). The term "tangible capital," for purposes of the HOLA, is defined as core capital minus intangible assets (as defined by the OCC for national banks), provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable PMSRs as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). In determining compliance with capital standards, a savings institution must deduct from capital its entire investment in and loans to any subsidiary engaged as principal in activities not permissible for a national bank, other than subsidiaries (i) engaged in such nonpermissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities, or (iii) that are themselves savings institutions, or companies the only investment of which is another savings institution, acquired prior to May 1, 1989. With respect to investments in and loans to subsidiaries engaged as of April 12, 1989 in activities not permitted for national banks, the required deduction from capital was to be phased-in over a period ending June 30, 1995.

   In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes, among other items, perpetual preferred stock, not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets), less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of at least 4.0%.

   In August 1993, the OTS issued a final ruling adding an interest rate risk component for purposes of risk-based capital requirements. The interest rate risk component now takes into account, for risk-based capital purposes, the effect that a change in interest rates would have on the value of a savings institution's portfolio. The final rule and amendments became effective July 1, 1994.

   Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. In general, undercapitalized institutions will be precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Savings institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital;
(ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the institution is located;
(iv) divest or liquidate any subsidiary which the OTS determines poses a significant risk; (v) order a new election for members of the board of directors; (vi) require the dismissal of a director or senior executive officer, or (vii) take such other action as the OTS determines is appropriate. Under FDICIA, the OTS is required to appoint a conservator or receiver for a critically undercapitalized institution no later than 9 months after the institution becomes critically undercapitalized, subject to a limited exception for institutions which are in compliance with an approved capital plan and which the OTS and the FDIC certify are not likely to fail.

   FDICIA prohibits any depository institution that is not well capitalized from accepting deposits through a deposit broker. Previously, only troubled institutions were prohibited from accepting brokered deposits. The FDIC may allow adequately capitalized institutions to accept brokered deposits for successive periods of up to 90 days. FDICIA also prohibits undercapitalized institutions from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted.

   Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

   Qualified Thrift Lender Requirement.
   ____________________________________
   In order for the Banks to exercise the powers granted to federally chartered savings institutions, and maintain full access to FHL Bank advances, each must constitute a "qualified thrift lender" ("QTL"). Pursuant to recent amendment effected by FDICIA, a savings institution will constitute a QTL if the institution's qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months. As amended by FDICIA, qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution fund and the RTC (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, as amended by FDICIA, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

   OTS regulations provide that any savings institution that fails to meet the new QTL test must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHL Bank advances and, beginning three years after the loss of QTL status, will be required to repay all outstanding FHL Bank advances and dispose of or discontinue any pre-existing investments and activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

   These penalties do not apply to a federal savings association, such as Bethel, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

   Liquidity.
   __________
   Under OTS regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member institutions, and the required ratio currently is 5%. OTS regulations also require each savings institution to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

   Loans to One Borrower Limitations.
   __________________________________
   The HOLA, as amended by the FIRRE Act, generally requires savings institutions to comply with the loans to one borrower limitations applicable to national banks. National banks generally may not make loans to a single borrower in excess of 15% to 25% of their unimpaired capital and unimpaired surplus (depending upon the type of loans and the collateral therefor). The HOLA, as amended by the FIRRE Act, provides exceptions from the generally applicable national bank limits, under which a savings institution may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in an amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings institution's unimpaired capital and unimpaired surplus, provided other conditions are satisfied; or (iii) to finance the sale of real property which it owns as a result of foreclosure, in an amount not to exceed 50% of the savings institution's unimpaired capital and unimpaired surplus. In addition, further restrictions on a savings institution's loans to one borrower may be imposed by the Director of the OTS if necessary to protect the safety and soundness of the savings institution. The new loans to one borrower limits apply prospectively to loan commitments issued after the date of enactment of the FIRRE Act, and legally binding loan commitments issued prior to that date in compliance with the pre-FIRRE Act limits may be funded even if the amount of the loan would cause the institution to exceed the FIRRE Act limits.

   Pursuant to its authority to impose more stringent requirements on savings associations to protect safety and soundness, however, the OTS has promulgated a rule limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The rule provides that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided that the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loan-to-one-borrower limitations.

   Commercial Real Property Loans.
   _______________________________
   Another of the FIRRE Act amendments to the HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital (as compared with the 40% of assets limitation in effect prior to the enactment of the FIRRE Act). However, the new limit does not require the divestiture of loans made prior to enactment of the FIRRE Act. The OTS is given the authority to grant exceptions to the limit if the additional amount will not pose a significant risk to the safe or sound operation of the savings institution involved, and is consistent with prudent operating practices.


   Regulatory Restrictions on the Payment of Dividends by Savings Institutions.
   ____________________________________________________________________________
   OTS regulations establish uniform treatment for all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the rules, a savings association is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement) is allowed, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with regulators, to make capital distributions in any calendar year up to 100% of its net income to date during the capital year plus the amount that would reduce by one-half its surplus capital ratio (i.e., the percentage by which (x) its ratio of capital to assets exceeds (y) the ratio of its fully phased-in capital requirement to assets) as of the beginning of the calendar year, adjusted to reflect current earnings. No regulatory approval of the capital distribution is required, but prior notice has to be given to the OTS. A tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but would fail to meet its fully phased-in capital requirement either before or after the distribution) may make only limited capital distributions without prior regulatory approval. A tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement) may not make any capital distributions without prior OTS approval. In addition, the OTS may prohibit a proposed capital distribution, which otherwise would be permitted by the regulation, if the OTS determines that such a distribution would constitute an unsafe or unsound practice. Also, an institution meeting the tier 1 criteria which has been notified that it needs more than normal supervision will be treated as a tier 2 or tier 3 institution, unless the OTS deems otherwise.

   Activities of Subsidiaries.
   ___________________________
   The FIRRE Act requires a savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the Director of the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the Director of the OTS. The Director of the OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the Director of the OTS determines is a serious threat to the financial safety, soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

   Insurance of Deposits.
   ______________________
   Federal deposit insurance is required for all federal savings institutions. Federal savings institutions' deposits are insured to a maximum of $100,000 for each insured depositor by the BIF or the SAIF. As FDIC-insured institutions, the Banks are subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the BIF and the SAIF. The FDIC is entitled to have access to reports of examination of the Banks made by the Director of the OTS and all reports of condition filed by the Banks with the Director of the OTS, and may require the Banks to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to the BIF or the SAIF and that no BIF or SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to the BIF or SAIF.

SAIF insurance premiums were increased commencing January 1, 1991 to 0.23% of the assessment base. The FDIC has the authority to further increase premiums in order to cover expenses and to recapitalize the deposit insurance funds. The current FDIC proposal for SAIF insurance premiums is discussed in the management discussion and analysis section, provided in Item 7, under the heading Regulatory Matters. On September 5, 1995, the FDIC announced that the BIF was fully recapitalized at the end of May 1995. As a result, the premium rates for the healthiest banks (1A category) will decrease from 0.23% to 0.04% of the assessment base and will be retroactive to June 1, 1995. Bethel and Brunswick are 1A category banks. All of Bethel's total deposits and approximately 18% of Brunswick's total deposits, at June 30, 1995, are BIF insured.

   As required by the FDICIA, the FDIC adopted a final rule on a permanent system of risk-based premiums effective January 1, 1994. Under the risk-based assessment system, the FDIC will be required to calculate a savings institution's semiannual assessment based on (i) the probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution's asset and liability concentration), (ii) the potential magnitude of any such loss, and (iii) the revenue and reserve needs of the insurance fund. Until December 31, 1997, the minimum semiannual assessments for SAIF members under the risk-based assessment system must equal or exceed the assessments that would have applied prior to enactment of the FDICIA. The semiannual assessments imposed on an institution may be higher depending on SAIF revenue and expense levels, and the risk classification applied to the institution. Effective January 1, 1998, the FDIC is required to set SAIF semiannual assessments rates in an amount sufficient to increase the reserve ratio of the SAIF to 1.25% of insured deposits over no more than a 15-year period. The FDICIA also gives the FDIC the authority to establish a higher reserve ratio.

   Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.

   Under the Federal Deposit Insurance Act, as amended by the FIRRE Act, a savings institution may be held liable to the FDIC for any loss incurred by the FDIC in connection with the default of a commonly controlled savings institution or in connection with the provision of assistance by the FDIC to a commonly controlled savings institution in danger of default. Bethel and Brunswick may be deemed to be commonly controlled for purposes of this provision. Thereafter, if a receiver, conservator or other legal custodian is appointed for one of the institutions, or if the FDIC is required to provide financial assistance to one of the institutions, the other institutions could be held liable to the FDIC for any loss incurred in connection with such appointment or assistance.

   Effective December 19, 1992, FDICIA requires any company that controls an undercapitalized savings institution, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the savings institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the savings institution into capital compliance as of the time the institution fails to comply with the terms of its capital plan.

Federal Home Loan Bank System
_____________________________

   The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"), a new agency established pursuant to the FIRRE Act. The FHL Banks provide a central credit facility for member savings institutions. The Banks, as members of the FHL Bank of Boston, are required to own shares of capital stock in that FHL Bank in an amount at least equal to 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement. The maximum amount which the FHL Bank of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHL Bank of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

   Federal Reserve Board
   _____________________

   Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 (the "Deregulation Act"), Federal Reserve Board regulations require savings institutions to maintain reserves against their net transaction accounts (primarily NOW accounts), subject to certain exemptions. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.
Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the institution's interest-earning assets.

   The Deregulation Act also gives savings institutions authority to borrow from the appropriate Federal Reserve Bank's "discount window." Current Federal Reserve regulations require savings institutions to exhaust all FHLB sources before borrowing from the Federal Reserve Bank. The FDICIA places limitations upon a Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions. The FDICIA provides that a Federal Reserve bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

   Maine Law
   _________

   Under Maine law, a Maine financial institution holding company such as the Company may not engage in any activity other than managing or controlling financial institutions, or other activities deemed permissible by the Superintendent. The Superintendent has by regulation determined that, with the prior approval of the Superintendent, a financial institution holding company may engage in those activities deemed closely related pursuant to Section 408 of the National Housing Act, unless that activity is prohibited by the Maine Banking Code or regulations.

   Securities and Exchange Commission
   __________________________________

   The Company has registered its common stock with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934, as amended. As a result of such registration, the proxy and tender offer rules, periodic reporting requirements, insider trading restrictions and reporting requirements, as well as certain other requirements, of such Act are applicable.

   Restrictions on the Payment of Dividends
   ________________________________________

   The Maine Business Corporation Act (the "Business Corporation Act") permits the Company to pay dividends on its capital stock only from its unreserved and unrestricted earned surplus or from its net profits for the current fiscal year and the next preceding fiscal year taken as a single period.

   Applicable rules further prohibit the payment of a cash dividend if the effect thereof would cause their net worth to be reduced below either the amount required for the liquidation account or the net worth requirements imposed by federal laws or regulations. The Banks are prohibited from paying dividends on their capital stock if they are in default in the payment of any assessment to the FDIC.

   In connection with the Company's acquisition of Brunswick in 1990, the Company, Brunswick and the OTS executed a Dividend Limitation Agreement which provides that, for a period of ten years, the Company will neither accept nor cause Brunswick to pay any dividend or make any other distribution that would
(i) cause Brunswick's capital to fall below its currently required capital level; (ii) cause Brunswick's capital to fall below its fully phased-in capital requirement, except with prior OTS approval; or (iii) provided that Brunswick's capital remains above its fully phased-in capital requirement, cause Brunswick to have paid out in excess of 100% of its cumulative net income for the preceding eight quarters, taking into account all other dividends paid during such period. The restrictions of this Agreement are in addition to, and not in exception to, any other statutory or regulatory restrictions on Brunswick's payment of dividends.

   Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

   Restrictions on the Acquisition of the Company
   ______________________________________________

   The savings and loan holding company provisions of the HOLA (the "Holding Company Provisions") provide that no company, "directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire "control" of an insured savings institution at any time without the prior approval of the OTS. In addition, any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation under the Holding Company Provisions and the regulations promulgated thereunder. "Control" in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

   In addition, the Change in Bank Control Act (the "Control Act") provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of an insured institution unless at least 60 days' prior written notice has been given to the OTS and the OTS has not objected to the proposed acquisition. "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of an insured institution or to vote 25% or more of any class of voting securities of an insured institution. Under both the Holding Company Provisions and the Control Act (as well as the regulations referred to below) the term "insured institutions" includes state and federally chartered SAIF-insured institutions, federally chartered savings banks insured under the BIF and holding companies thereof.

   OTS regulations establish a uniform set of regulations under both the Control Act and the Holding Company Provisions. Under these regulations, prior to obtaining control of an insured institution, a person (under the Control
Act) must give 60 days notice to the OTS and have received no OTS objection to such acquisition of control, and a company (under the Holding Company Provisions) must apply for and receive OTS approval of the acquisition. "Control," for purposes of the regulations, means the acquisition of 25% or more of the voting stock (or irrevocable proxies for 25% of more of the voting stock) of the institution, control in any manner of the election of a majority of the institution's directors, or a determination by the OTS that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of an institution's voting stock, if the acquiror also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the new regulations. The determination of control may be rebutted by submission to the OTS, prior to the acquisition of stock or the occurrence of any other circumstance giving rise to such determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of an insured institution's stock after the effective date of the regulations must file with the OTS a certification that the holder is not in control of such institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the OTS, as applicable.

   Other Regulations
   _________________

   The policies of regulatory authorities, including the Federal Reserve Board, the OTS, and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.
Supervision, regulation or examination of the Company and the Banks by such regulatory agencies is not intended for the protection of the Company's shareholders.

   The United States Congress has periodically considered and adopted legislation which has resulted and could result in further deregulation of both banks and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms.

   Statistical Disclosure
   ______________________

   The additional statistical disclosure describing the business of the Company and the Banks required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is provided in Item 8 b.

   (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales
   _____________________________________________________

         Not applicable.


Item 2.  Properties
         __________

   The only real property which the Company owns is the real estate in Auburn, Maine on which various operational functions are performed for the Banks. It utilizes the premises and equipment of the Banks with no payment of any rental fee to the Banks.

   Bethel owns its main office and its branch offices in Harrison, Buckfield, Mechanic Falls, Maine. The branch office of Bethel in South Paris, Maine is leased. Brunswick owns its main office and its branch offices in Richmond and Lisbon Falls, Maine.


Item 3.  Legal Proceedings
         _________________

   There are no pending legal proceedings to which the Company is a party or any of its property is the subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Banks is a party or of which any of the Banks' property is the subject. There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Banks.


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

   Not applicable.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         _____________________________________________________________________


The common stock of Bethel Bancorp trades on The Nasdaq Stock Exchange under the symbol BTHL. The number of shares of Bethel Bancorp common stock outstanding as of June 30, 1995 was 547,625. The number of stockholders of record, as of September 8, 1995 was approximately 400.

The following lists the high and low sales prices of the Company's common shares during each quarter for fiscal years ending June 30, 1994 and 1995.


  1994-1995         High       Low        1993-1994         High       Low
July 1-Sept.30      23.50     21.25     July 1-Sept.30      17.50     15.25

Oct.1-Dec.31        22.00     21.00     Oct.1-Dec.31        24.00     17.50

Jan.1-March 31      23.00     21.00     Jan.1-March 31      23.50     20.00

April 1-June 30     22.50     21.50     April 1-June 30     23.00     20.00


For each and every quarter of the fiscal years ending June 30, 1995, an $.08 dividend was paid on each share of common stock of Bethel Bancorp.

Bethel Bancorp has 45,454 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into common stock on a one-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series A preferred stock.


Bethel Bancorp has 71,428 shares of Series B preferred stock outstanding. The Series A preferred stock is convertible into common stock on a one-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series B preferred stock.



Item 6. Selected Financial Data
        _______________________

                                               Years Ended
                                                June 30,
                            _________________________________________________
                               1995      1994      1993      1992      1991
                            _________ _________ _________ _________ _________
                             (Dollars in thousands)
Interest income             $ 16,923  $ 14,036  $ 14,359  $ 13,987  $ 14,262
Interest expense               8,053     6,479     7,155     8,208     9,383
                            ________  ________  ________  ________  ________
Net interest income            8,870     7,557     7,204     5,779     4,879
Provision for loan loss          641     1,021       852       733       487
Other operating income 1       1,697     2,111     1,342       694       580
Net securities gains
   (losses)                      419       347       108       183       146
Other operating expenses 2     7,988     7,011     5,734     4,192     3,793
Writedowns on equity and
   debt securities                 0        84        61        11       366
                            ________  ________  ________  ________  ________

Income before income taxes     2,358     1,899     2,008     1,720       959
Income tax expense               869       698       786       655       403
Cumulative effect of change
   in accounting principle       -         260       -         -         -
                            ________  ________  ________  ________  ________
   Net income               $  1,489  $  1,461  $  1,222  $  1,065  $    556
                            ========  ========  ========  ========  ========

Primary earnings per share  $   2.20  $   2.25  $   2.13  $   1.82  $   0.97
Fully diluted earnings per
   share                    $   2.04  $   2.16  $   2.13  $   1.82  $   0.97
Cash dividends per common
   share                    $   0.32  $   0.32  $   0.32  $   0.32  $   0.32
Common dividend payout
   ratio                      15.69%    14.81%    15.02%    17.58%    33.00%


                                              At June 30,
                            ________________________________________________
                              1995      1994      1993      1992      1991
                            ________  ________  ________  ________  ________

Total assets                $207,509  $190,600  $178,914  $164,165  $145,634
Total loans                  169,836   158,461   150,756   141,431   121,849
Total deposits               147,120   124,306   122,497   121,517   108,609
Total borrowings              37,710    48,420    40,500    29,079    24,296

Total stockholder equity      17,275    15,756    14,067    12,840    11,988

Return on assets
     (net income/average
      assets)                  0.73%     0.80%     0.72%     0.69%     0.39%
Return on equity
     (net income/average
     net worth)                9.08%     9.72%     9.01%     8.49%     4.90%
Average equity/average
     assets                    8.02%     8.23%     7.85%     8.30%     8.11%



1  Includes fees for services to customers and gains on sale of loans.
2  Includes salaries, employee benefits and occupancy.



Item 7.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Description of Operations
_________________________

Bethel Bancorp (the "Company") is a multi-savings and loan holding company with the Office of Thrift Supervision (OTS) as its primary regulator. Bethel
Savings Bank, F.S.B. is headquartered in Bethel, Maine and has branches in Harrison, South Paris, Buckfield, and Mechanic Falls. Bethel Savings Bank,
F.S.B. deposits are BIF-insured. Brunswick Federal Savings, F.A. is headquartered in Brunswick, Maine and has branches in Richmond and Lisbon
Falls.  Brunswick Federal Savings, F.A. deposits are primarily SAIF-insured.
Deposits that are originated  at Brunswick Federal Savings, F.A.'s Richmond and
Lisbon Falls branches, which represent 18% of Brunswick Federal Savings, F.A.
total deposits at June 30, 1995, are BIF-insured. Both Banks were recently examined by the OTS and given satisfactory ratings.

ASI Data Services, Inc. is a wholly - owned subsidiary of Bethel Bancorp located in Lewiston, Maine. ASI Data Services performs data and item processing for the Company and its subsidiaries. ASI also has the ability to sell computer hardware and software to third parties. ASI did not actively sell hardware and software to third parties during the fiscal year 1995.

Financial Condition
___________________

Management believes that the financial statements, notes and tables included in this annual report represents, in light of the current economic conditions in the Company's market areas, a good year for the Company and contributed positively to the overall financial strength of the Company. The operating results of the Company are largely dependent on the results of its insured subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A.
(the "Banks"). Both Banks, in the opinion of management, are financially sound.

The overall strategy of the Company is to increase the core earnings of both subsidiary Banks by the development of strong net interest margins, non-interest fee income, and by increased volume from exposure to a larger market area.

The banking business in the Banks' market areas, of western and south central
Maine, has become increasingly competitive over the past several years. The
Banks' major competitors for deposits and loans consist primarily of other
Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Banks' competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Banks believe that the local character of their businesses and their "community bank" management philosophy enable them to compete successfully in their market areas. The Company has greatly enhanced its ability to compete by providing a range of financial services such as loans, deposits, investments through its affiliation with the Independent Financial Group, trust services through the Bethel Trust Company, employee retirement benefits through First New England
Benefits and leasing services through its affiliation with LGIC Leasing. The state of Maine's economy, including Cumberland, Androscoggin and Sagadahoc counties where Brunswick Federal Savings. F.A. is located, has stabilized with moderate to flat growth, although the state of the economy in Oxford county, the location of Bethel Savings Bank, F.S.B., remains weak. Based on the different economic positions in the Banks' market areas, management of the Company continues to carefully monitor the exposure to interest rate risk and credit risk at each Bank.

The Company has adequate capital, as total equity represents 8.33% of total assets. The Company believes that its capital position will support future growth and development as well as allow for additional provisions to the allowance for loan losses, if needed, without significant impairment of the financial stability of the Company.

The subsidiaries of Bethel Bancorp, Bethel Savings Bank, F.S.B and Brunswick
Federal Savings, F.A., acquired four branches from Key Bank of Maine on October
28, 1994. Bethel Savings, F.S.B. acquired the Buckfield and Mechanic Falls branches and Brunswick Federal Savings, F.A. acquired the Richmond and Lisbon
Falls branches from Key Bank. The total deposits and repurchase agreements acquired from the four branches were approximately $27,749,000. The premium paid to Key Bank for these deposits was $1,590,228. The cost of the real estate, building, and equipment purchased from Key Bank was $498,500. The growth in assets and deposits, between June 30,1994 and June 30, 1995, was greatly enhanced by the acquisition of the four Key Bank branches.

The Company's assets totaled $207,509,137 as of June 30, 1995, an increase of $16,908,649 as compared to June 30, 1994. Loan volume continues to increase in both Banks. Both Banks have focused their business development efforts towards full service credit packages and financial services. The increase in loan volume continues in the area of lower credit risk residential real estate mortgages. This increase is due to each bank continuing to enhance their loan products as well as offering customers competitively priced mortgage packages.
The Company expects loan volume and demand to continue for the reasons discussed above.

Cash and due from banks increased by $1,374,735, from June 30, 1994, due to the additional cash needs at the new branches and the liquidity requirements for the increased deposit base. Deposits at the Federal Home Loan Bank and interest bearing deposits in other banks have increased by $2,028,831 primarily due to the receipt of cash from the sale of securities at the end of this fiscal year.

The Company's loan portfolio had a balance of $169,835,672 as of June 30, 1995, which represents an increase of $11,374,893 as compared to June 30, 1994. From the period of June 30, 1994 to June 30, 1995, the loan portfolio increased by $8.61 million in real estate mortgage loans, $2.04 million in consumer loans, and by $720,000 in commercial loans. The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 69% of the total loan portfolio, in which 31% of the residential loans are variable rate products. It is management's intent to increase the volume in variable rate residential real estate loans to reduce the interest rate risk in this area. Thirteen percent of the Company's total loan portfolio balance is commercial real estate mortgages.
Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market areas as well as maintaining a well collateralized position in the real estate. The commercial real estate loans have minimal interest rate risk as 98% of the portfolio consists of variable rate products. Commercial Loans make up 7% of the total loan portfolio in which 97% of its balance are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Banks attempt to mitigate losses through lending in accordance to the Company's credit policies. Consumer, construction and other loans make up 11% of the total loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase.
These loans also have credit risk with, at times, minimal collateral security.
Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return equal to the measured risks, and lending to individuals in the Company's known market areas.

The Company's allowance for loan losses was $2,396,000 as of June 30, 1995 versus $2,463,000 as of June 30, 1994, representing 1.41% and 1.55% of total loans, respectively. The Company had non-performing loans totaling $2,266,000 and $2,723,000 at June 30, 1995 and 1994, respectively. Non-performing loans represented 1.09% and 1.43% of total assets at June 30, 1995 and 1994, respectively. The Company's allowance for loan losses was equal to 106% and 90% of the total non-performing loans at June 30, 1995 and 1994, respectively. At
June 30, 1995, the Company had approximately $3,623,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows.
The loans classified substandard, as of June 30, 1995, have increased from the June 30, 1994 amount of $1,400,000. This increase was primarily due to a continuation of economic weakness in the Oxford county region. Along with non-performing and delinquent loans, management takes an aggressive posture, in reviewing its loan portfolio, to classify certain loans substandard. During the past twelve months non-performing loans have decreased in 1-4 family mortgages and increased in commercial mortgages. The following table represents the Company's current non-performing loans:


                 Description                    Total
             _____________________           ___________
             1-4 Family Mortgages            $  637,000
             Commercial Mortgages             1,223,000
             Commercial Installment             375,000
             Consumer Installment                31,000
                                             ___________
              Total non-performing           $2,266,000

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. Management has allocated substantial resources to the collection area in an effort to control the growth in non-performing, delinquent and substandard loans in this area. The Company has decreased its delinquent accounts during the 1995 fiscal year. This reduction was largely due to the decrease of non-performing loans by $457,000 and the collection efforts with regards to the 30 and 60 day delinquent accounts.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

      6/30/92        6/30/93         6/30/94        6/30/95
       3.72%          4.42%           2.64%          2.46%

The level of the allowance for loan losses as a percentage of total loans at June 30, 1995 decreased in comparison to the same percentage at June 30, 1994. However, the level of the allowance for loan losses as a percentage of non-performing loans and total delinquencies as a percentage of total loans improved in 1995. Loans classified substandard increased in the 1995 fiscal year, when compared to the 1994 fiscal year. Classified loans are also considered in managements analysis in the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of these classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Management at each Bank primarily lends within their local market areas which management believes helps them to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgage loans. Net charge-offs for the Company were $707,634, $680,795, and $283,706, for the three years ended June 30, 1995, June 30, 1994, and June 30, 1993, respectively.

On a regular and ongoing basis, Company management evaluates the adequacy of the allowance for loan losses. The process to evaluate the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Company's current examination by the OTS was on May 15, 1995. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

At June 30, 1995, the Company had a total of $1,372,686 in other real estate owned and in-substance foreclosures versus $1,993,984 as of June 30, 1994. The Company has an allowance for losses on other real estate owned that was established to provide for declines in real estate values and to consider estimated selling costs. The allowance for losses on other real estate owned totaled $5,289 at June 30, 1995 versus $49,405 at June 30, 1994. The Company provided for this allowance through a charge against earnings of $107,173 and $62,600 for the years ended June 30, 1995 and 1994, respectively. In 1995 and 1994, write downs of other real estate owned totaled $151,289 and $41,076, respectively. Management periodically receives independent appraisals to assist in its valuation of the other real estate owned portfolio. After management's review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate, to state the portfolio at lower of cost, or fair value less estimated selling costs.

As of June 30, 1995, trading account securities decreased by $171,696 when compared to the balance of such assets at June 30, 1994. This decrease was attributed to the sale of substantially all of the trading account portfolio during the 1995 fiscal year.

At June 30, 1995 the Company's total investment portfolio was classified as available for sale. The amortized cost and market value of available for sale securities at June 30, 1995 was $10,292,957 and $10,148,251, respectively. The difference between the amortized cost and the market value was primarily due to the change in current market interest rates from the rates at the time of purchase. The Company has primarily invested in mortgage-backed securities. All of the mortgage-backed securities are high grade government backed investments. As in any long term earning asset in which its earning rate is fixed, mortgage-backed securities have a risk in its market value declining when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Therefore, management believes that during adverse market fluctuations it would be advantageous to hold these securities until market values recover. Management believes that the yields currently received on this portfolio are satisfactory.


At June 30, 1994, the Company had $2,060,222 of securities, at market value, classified as available for sale and $8,020,108 of securities, at cost, classified as held to maturity. During 1995, the Company purchased an additional $12,399,000 in securities it classified as held to maturity. At the time of acquiring these securities, the Company had the intention and the ability to hold such securities to maturity. In the last quarter of fiscal 1995, as a result of its planning process and changes in market conditions, Company management determined that it no longer possessed the intent to hold such securities to maturity. The investment portfolio is an integral piece of the Company's asset/liability (ALCO) management program. The Company's ALCO committee meets on a regular basis to analyze the Company's risk during a rising or falling rate environment. In management's efforts to maintain the proper asset/liability mix for the Company, management determined that the investment portfolio needs to be managed aggressively and consistently. Consequently, the Company transferred its entire held to maturity portfolio, with an aggregate cost of $18,775,000 and an aggregate market value of $18,822,000 (including unrealized gains and losses of $191,000 and $144,000, respectively) to available for sale. The Company subsequently sold selected aforementioned securities with an aggregate cost of $11,900,000 and realized gains of $273,000 and realized losses of $225,000. The Company's decision not to hold these securities to maturity does not satisfy the limited criteria of Financial Accounting Standards No. 115 which specifies circumstances in which it is permissible to sell or transfer held to maturity securities. Consequently, the Company will, for the foreseeable future, classify its securities portfolio as available for sale, or trading.

Management reviews the portfolios of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the Company's investment securities portfolio during 1995, there have been no other than temporary declines in value of individual securities. Based on management's assessment of the securities portfolio in 1994 and 1993, there have been other than temporary declines in values of individual securities in the amounts of $84,419 and $61,000, respectively. Such securities have been written down to market value through an adjustment against current earnings.

The Company decreased its investment in Federal Home Loan Bank (FHLB) stock by $195,000, when compared to June 30, 1994, due to the decrease in FHLB borrowings discussed below.

The Company has used off-balance-sheet risk financial instruments, in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Hence, these instruments have the same elements of credit and interest rate risk. The Company limits its involvement in derivative financial instruments to covered call and put contracts. Gains and losses from entering into these contracts have been immaterial to the results of operations of the Company in fiscal 1995. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations. Off-balance-sheet risk financial instruments are more fully described in footnote 20 to the financial statements.

The carrying value and market value of loans held for sale at June 30, 1995 was $528,839 and $532,652 respectively. This compares to the carrying value and market value of loans held for sale at June 30, 1994 of $521,458 and $525,769, respectively. Loans held for sale are carried on the balance sheet at the lower of cost or fair market value.

The Company's premises and equipment increased by a net of $828,487 during the year ended June 30, 1995. This increase was primarily due to the acquisition of the Key Bank branches, explained above, as well as the capitalized costs associated with the relocation of the Mechanic Falls branch to a new facility.

The increase in accrued interest receivable on loans of $283,789 was primarily due to market rates increasing during 1995, the increase in loan volume, and the improvement in the non-performing loan portfolio. Goodwill increased by $1,414,566 due to the premium paid to acquire the deposits of the Key Bank branches, explained above, less the 1995 amortization of $235,098. The decrease in other assets of $302,081 was primarily due to the reduction in deferred tax assets, caused by a reversal of temporary differences between the Company's financial statements and its tax returns. Due from broker of $941,000 was due to the purchase of a mortgage-backed security that had not settled by June 30, 1995.

Both Banks continue to attract new deposit relationships. The Company utilizes, as alternative sources of funds, brokered CD's when the interest rates on national money is less than the interest rates on local market deposits. Brokered C.D.'s carry the same risk as local deposit C.D.'s, in that both are interest rate sensitive with respect to the Company's ability to retain the funds. The Company also utilizes Federal Home Loan Bank advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates as well as to fund short-term liquidity demands for loan volume.

Total deposits were $147,119,870 and securities sold under repurchase agreements were $2,585,387 as of June 30, 1995. These amounts represent increases of $22,813,516 and $2,585,387, respectively, when compared to June 30, 1994. The increases were primarily due to the acquisition of the Key bank branches. Broker deposits represented $8,787,701 of the total deposits for the year ended June 30, 1995 and decreased by $4,274,546 when compared to June 30, 1994's $13,062,247 balance. Total borrowings from the FHLB were $35,700,000 as of June 30, 1995, for a decrease of $10,200,000 when compared to June 30, 1994. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Both Bank's had the ability to decrease their levels of Federal Home Loan Bank advances and brokered deposits because of the cash received from assuming the liability of the deposits purchased from Key Bank. The growth in deposits and repurchase agreements was also utilized to fund loan growth, investment securities, and cash equivalents.

Notes payable decreased by $510,115 during the 1995 fiscal year due to the scheduled principal payments on the Fleet Bank of Maine loan, which was to finance, in part, the Brunswick Federal Savings, F.A. acquisition. Due to broker of $989,062 was due to the purchase of a GNMA security that had not settled by June 30, 1995.

In summary, the general financial condition of the Company, in management's opinion, is sound. The state of Maine's economy appears to be stable with moderate or flat growth. However, the weakness in the Oxford county economy which has resulted in high unemployment and a soft real estate market must be considered a risk to the overall credit quality of the loan portfolio at Bethel Savings Bank. Hence, management will continue to monitor loans within these portfolios and increase the levels of allowance for loan losses as necessary.


Capital Resources & Liquidity
_____________________________

Liquidity is defined as the ability to meet unexpected deposit withdrawals and increased loan demand of a short-term nature with a minimum loss of principal. The Banks' principal sources of funds are its interest bearing deposits, cash and due from banks, deposits with the Federal Home Loan Bank, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, both Banks have unused borrowing capacity from the Federal Home Loan Bank through its advances program. The Banks current advance availability, subject to the satisfaction of certain conditions, is approximately $56,000,000 over and above the 1995 end-of-year advances reported. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's budgeted growth.

Cross selling strategies are employed by both Banks to develop good deposit growth. Even though deposit interest rates increased during the 1995 fiscal year, the rate of return is much stronger in other financial instruments such as mutual funds and annuities. The banking industry will be challenged to maintain and or increase its core deposit liquidity base.

Total equity of the Company was $17,275,278 as of June 30, 1995 versus $15,756,363 at June 30, 1994. The total equity to total assets ratio of the Company as of June 30, 1995 was 8.33% and 8.27% at June 30, 1994. Book value per common share was $27.90 as of June 30, 1995 versus $25.13 at June 30, 1994. It is very important in today's environment to be well capitalized and management believes that its capital position is an inherent strength of the organization.

In 1992, the Company announced that it had agreed to issue shares of a newly designated Series B convertible preferred stock and warrants to purchase common stock to Square Lake Holding Corporation ("Square Lake"). On February 9, 1994, following receipt of regulatory and shareholder approval, the Company issued 71,248 shares of the Series B convertible preferred stock to Square Lake at an aggregate price of $999,992, or $14 per share. As part of the transaction, the Company also issued Square Lake warrants with a term of seven years to purchase 116,882 shares of the Company's common stock at a price of $14 per share. Square Lake is a Maine corporation which is owned by a Canadian corporation of which Ronald Goguen is a principal. Mr. Goguen is also a director of the Company and Square Lake. The Series B preferred stock is convertible into shares of the Company's stock on a one-for-one basis and carries a dividend rate equal to 2% below the prime rate of The First National Bank of Boston, not to be less than 7%. It is anticipated that Square Lake will exercise approximately 50,000 warrants at an aggregate price of $700,000, or $14 per share, during the first quarter of 1995.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also effects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, the FDICIA grants OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing several undercapitalized institutions into conservatorship or receivership. FDICIA also grants OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner. Since both the Banks exceed all capital requirements at June 30, 1995, these provisions are not expected to have any significant impact on their operations. Other provisions of the FDICIA increase the premiums to be paid by the Banks for deposit insurance and make the institutions subject to special assessments to maintain the insurance fund. The Banks have had no special assessments or premium increases during the 1995 fiscal year.

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law. FIRREA imposes more stringent capital requirements upon savings institutions than those previously in effect. In addition, FIRREA provides for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased insured deposit premiums and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. At June 30, 1995, the Banks regulatory capital requirements were in compliance with regulatory capital requirements as follows:

                                            Bethel          Brunswick
                                            Savings          Federal
                                          Bank F.S.B.      Savings,F.A.
                                          ____________     ____________
Capital Requirements:
 Tangible capital                         $1,562,000       $1,498,000
  Percent of tangible assets                    1.5%             1.5%
 Core Capital                             $3,124,000       $2,995,000
  Percent of adjusted tangible assets           3.0%             3.0%
 Leverage Capital                         $4,165,000       $3,994,000
  Percent of adjusted leverage assets           4.0%             4.0%
 Risk-based capital                       $5,676,000       $4,635,000
  Percent of risk-weighted assets               8.0%             8.0%

Actual:
 Tangible capital                         $7,835,000       $7,355,000
  Percent of adjusted total assets             7.52%            7.37%
  Excess over requirement                 $6,273,000       $5,857,000
 Core capital                             $7,835,000       $7,355,000
  Percent of adjusted total assets             7.52%            7.37%
  Excess over requirement                 $4,711,000       $4,360,000
 Leverage capital                         $7,835,000       $7,355,000
  Percent of adjusted total assets             7.52%            7.37%
  Excess over requirement                 $3,670,000       $3,361,000
 Risk-based capital                       $8,259,000       $8,081,000
  Percent of total risk-weighted assets       11.64%           13.95%
  Excess over requirement                 $2,583,000       $3,446,000


Results of Operations
_____________________

Net income for the year ended June 30, 1995 was $1,489,381, versus $1,460,559 for the year ended June 30, 1994 and $1,222,343 for the year ended June 30, 1993. Primary earnings per share was $2.20 and fully diluted earnings per share was $2.04 for the period ended June 30, 1995. The primary and fully diluted earnings per share was $2.25 and $2.16 for the year ended June 30, 1994, respectively and $2.13 for the year ended June 30, 1993. Also included in the Company's income statement for the year ended June 30, 1994 was $260,000 for the cumulative effect of a change in the method of accounting for income taxes, Statement of Financial Accounting Standard 109. This one time adjustment is more fully described in footnote 1 and 17 to the financial statements. This one time adjustment increased the Company's primary earnings per share by $.43 and the fully diluted earnings per share by $.38 for the year ended June 30, 1994. The Company's overall return on assets was .72% for the year ended June 30, 1995, .77% for the year ended June 30, 1994, and .72% for the year ended June 30, 1993.

The Company's net interest income for the years ended June 30, 1995, June 30, 1994 and June 30, 1993 was $8,870,005, $7,556,529 and $7,203,957, respectively.
Net interest income for 1995 increased $1,313,476, or 17.38%, over the amount at June 30, 1994. Total interest and dividend income increased $2,886,684 for the year ended June 30, 1995 when compared to the year ended June 30, 1994, resulting from the following items. Interest income on loans increased by $1,923,203 for the year ended June 30, 1995 resulting from a $747,297 positive variance due to an increase in the volume of loans, as well as, an increase of $1,175,906 due to increased interest rates on loans. Interest and dividend income on investment securities increased by $793,417 resulting from a $721,372 positive variance due to an increase in volume, as well as, an increase of $72,045 due to increased interest rates on investments. Interest income on short term liquid funds increased by $170,064 resulting from a $14,926 positive variance due to an increase in volume, as well as, by an increase of $155,138 due to increased interest rates on deposits at the Federal Home Loan Bank and other institutions.

The increase in total interest expense of $1,573,208 for the year ended June 30, 1995 as compared to 1994 resulted from the following items. Interest expense on deposits increased by $976,328 for the year ended June 30, 1995 resulting from a $557,015 increase due to an increase in the volume of deposits, as well as, an increase of $419,313 due to increasing deposit interest rates. Interest expense on repurchase agreements increased by $84,921 as fiscal year 1995 was the first year this product was offered. Interest expense on borrowings increased $511,959 for the year ended June 30, 1995 resulting from an increase of $274,607 due to an increase in volume of borrowings, as well as, an increase of $237,352 due to the change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                            BETHEL BANCORP
                Rate/Volume Analysis for the Year ended
                  June 30, 1995 Versus June 30, 1994

                                         Difference Due to
                                Volume        Rate         Total
                             __________    __________    __________
Investments                  $  721,372    $   72,045    $  793,417
Loans                           747,297     1,175,906     1,923,203
FHLB & Other Deposits            14,926       155,138       170,064
                             __________    __________    __________
 Total Interest Earning
     Assets                   1,483,595     1,403,089     2,886,684

Deposits                        557,015       419,313       976,328
Repurchase Agreements            84,921         -0-          84,921
Borrowings                      274,607       237,352       511,959
                             __________    __________    __________
 Total Interest-Bearing
     Liabilities                916,543       656,665     1,573,208
                             __________    __________    __________
  Net Interest Income        $  567,052    $  746,424    $1,313,476
                             __________    __________    __________


Rate/Volume amounts spread proportionately between Volume and Rate.

Net interest income for 1994 increased $352,572, or 4.90%, over the amount at June 30, 1993. Total interest income decreased $322,284 for the year ended June 30, 1994 when compared to the year ended June 30, 1993, resulting from the following items. Interest income on loans decreased by $420,416 for the year ended June 30, 1994 resulting from a $471,120 positive variance due to an increase in the volume of loans which was offset, in part, by a decrease of $891,536 due to declining interest rates on loans. Interest income on investment securities increased by $68,653 resulting from a $60,698 positive variance due to an increase in volume as well as an increase of $7,955 due to increased interest rates on investments. Interest income on short term liquid funds increased by $29,479 resulting from a $33,688 increase due to an increase in volume which was offset, in apart, by a decrease of $4,209 due to decreased interest rates on deposits at the Federal Home Loan Bank and other institutions.

The decrease in total interest expense of $674,856 for the year ended June 30, 1994 as compared to 1993 resulted from the following items. Interest expense on deposits decreased by $739,891 for the year ended June 30, 1994 resulting from a $789,043 reduction due to declining interest rates which was offset, in part, by an increase of $49,152 due to an increase in the volume of deposits. Interest expense on borrowings increased $65,035 for the year ended June 30, 1994 resulting from an increase of $114,487 due to an increase in volume of borrowings which was offset, in part, by a decrease of $49,452 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                         BETHEL BANCORP
             Rate/Volume Analysis for the Year ended
               June 30, 1994 Versus June 30, 1993

                                         Difference Due to
                                Volume        Rate          Total
                             ___________   ___________    ___________
Investments                  $   60,698    $    7,955     $   68,653
Loans                           471,120      (891,536)      (420,416)
FHLB & Other Deposits            33,688        (4,209)        29,479
                             ___________   ___________    ___________
 Total Interest Earning
      Assets                    565,506      (887,790)      (322,284)

Deposits                         49,152      (789,043)      (739,891)
Borrowings                      114,487       (49,452)        65,035
                             ___________   ____________   ___________
 Total Interest-Bearing
      Liabilities               163,639      (838,495)      (674,856)
                             ___________   ____________   ___________
  Net Interest Income        $  401,867    $  (49,295)    $  352,572
                             ___________   ____________   ___________


Rate/Volume amounts spread proportionately between Volume and Rate.

The majority of the Company's income is generated from its two Banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A.. Both Banks are slightly asset sensitive; therefore, they will generally experience a contraction in their net interest margins during a period of falling rates. The Banks were able to withstand margin compression through aggressively pricing the rates on its loan products and managing the interest expense associated with the funding of the Banks. Management believes that the maintenance of a slight asset sensitive position serves the best interest of both Banks as, based on historic results, interest rates tend to rise faster than they decline. Since October 1993, actions by the Federal Reserve Board have resulted in increases in prime lending rates. Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 21% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company anticipates some net interest margin compression due to rising rates, the impact on net interest income will depend on, among other things, actual rates charged on the Banks' loan portfolio, deposit and advance rates paid by the Banks, and loan volume.

The Company and both subsidiary Banks were affected by the financial impact of the allowance for losses. The provision for loan losses was $640,634 for the year ended June 30, 1995 as compared to $1,020,795 and $851,706 for 1994 and 1993, respectively. Net charge-offs amounted to $707,634 during the year ended June 30, 1995 versus $680,795 and $283,706 for of the years ended June 30, 1994 and 1993, respectively. Due to the weak economy in some of the Company's market areas, loan charge-offs have been high in the reported fiscal years. The Company will continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of the non-performing assets.

Non-interest income was $2,116,442 for the year ended June 30, 1995, $2,458,485 for June 30, 1994 and $1,450,425 for June 30, 1993. Generally, both Banks continue to generate an increased level of non-interest income in service charges and fees for other services. This component totaled $679,495 for the year ended June 30, 1995, $579,322 for the year ended June 30, 1994 and $457,686 for June 30, 1993. The increase in 1995 was primarily due to growth in the deposit accounts and other branch services.

Net securities gains were $419,313, $347,032, and $108,494 for 1995, 1994 and
1993, respectively. The major reason for the increase in 1995 is that the Company sold some of its available for sale and trading securities, taking advantage of the fluctuation in market prices.

Gains on the sale of loans amounted to $160,982 for the year ended June 30, 1995 and was a decrease of $273,228 when compared to $434,210 for the year ended June 30, 1994. Gains on the sale of loans decreased $79,534 in 1994 when compared to the 1993 level. The decrease in 1995 and 1994 was primarily due to the Banks reduced volume in underwriting and selling Freddie Mac and SBA guaranteed commercial loans. The Company's loan sales activity is dependent on market interest rates as well as other local competition. Based on the current market rates and the level of competition for this product, management believes that gain on sale of loans will only moderately increase from the June 30, 1995 amount reported in the results of operations. The Company receives income from servicing for others mortgage loans originated and sold. The outstanding balance of such loans increased from approximately $30,064,000 during 1994 to $32,560,000 during 1995. In addition to loans originated and sold by the Company, during 1993 the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $12,983,000 and $15,805,000 at June 30, 1995 and 1994,
respectively. Fees for servicing loans was $306,220 for the year ended June 30, 1995 versus $267,697 and $102,884 for the years ended June 30, 1994 and 1993, respectively.

Other income was $550,432, $830,224, $267,617 for the  years ended 1995, 1994,
1993, respectively. The decrease of $279,792 in the 1995 fiscal year, when compared to the 1994 fiscal year, was primarily due to the reduction in gross sales at ASI Data Services. For the near future, gross sales at ASI Data Services are expected to remain at the 1995 fiscal year level due to the operational demands of the Company and its subsidiaries. The increase of $562,607 in the 1994 fiscal year, when compared to the 1993 fiscal year, was primarily from $368,000 in gross sales of ASI Data Services and from $265,000 in gross sales of First New England Benefits. Bethel Service Corp., a subsidiary of Bethel Savings Bank, F.S.B., acquired First New England Benefits in fiscal year 1994. First New England Benefits is an employee benefits consulting firm which specializes in installation and administration of qualified retirement and 401(k) plans.

Total non-interest expense for the Company was $7,987,877 as of June 30, 1995, $7,095,664 as of June 30, 1994, and $5,795,033 as of June 30, 1993. The
increase in non-interest expense of $892,213 for the year ended 1995 when compared to the year ended 1994 were due, in part, to the following items:
Operating expenses increased primarily due to the Key Bank branch acquisition and the general growth of the Company; Compensation expenses increased by $699,682 in 1995 when compared to the year ended June 30, 1994 as the result of the additional employees from the four new branches, additional employees in sales and operations due to the new branch locations and general Company growth, as well as increases in annual salaries and other benefits; Occupancy expense has increased by $125,952 in 1995 when compared to the year ended June 30, 1994 due to the four new branches acquired from Key Bank and general maintenance on the Company's existing locations; Equipment expense increased by $62,544 in the 1995 fiscal year when compared to the 1994 year end primarily due to depreciation on assets acquired from the Key Bank acquisition. Other Operating expenses increased by $4,035 in 1995 when compared to the year ended June 30, 1994 primarily due to the increase in other operational expenses at the Banks from the Key Bank branch acquisition. This increase was offset by the reduction of ASI's 1995 cost of goods sold, resulting from hardware sales to third parties, when compared to the June 30, 1994 year end. The increase in non-interest expenses of $1,300,631 for the year ended 1994 when compared to 1993 were due, in part, to the following items: Operating expenses increased due, in part, to the acquisition and computer conversion to ASI Data Services as well as ASI's increase in cost of goods sold due to hardware sales and from offering data processing to third parties; Compensation expenses increased by $825,989in 1994 when compared to the year ended June 30, 1993 as a result of the addition of the executive officers and administrative employees at Bethel Bancorp, the full year impact of ASI Data Services and First New England Benefits, annual salary increases at the subsidiary Banks, as well as an increase in health care costs and other benefits; Occupancy expense increased $61,903 in 1994 when compared to 1993 primarily due to the additional space expense associated with the new Lewiston and Portland offices; Equipment expense increased by $106,730 in the 1994 fiscal year when compared to 1993 due to the depreciation of the ASI computer equipment, as well as the depreciation associated with the new equipment for the new office locations; Other expenses increased due to the costs associated with the general growth of the Company, and from ASI's cost of goods sold.

In February 1992, the Financial Accounting Standards Board issued Statement
No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires a change from the deferred method of accounting for income taxes required under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective July 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1994 consolidated statement of income. The cumulative effect of this change in accounting for income taxes of $260,000 was determined as of July 1, 1993, and is reported separately in the consolidated statement of income for the year ended June 30, 1994.

Regulatory Matters
__________________

The FDIC has proposed a one time assessment on all SAIF insured deposits in a range of $.85 to $.90 per $100 of domestic deposits held as of March 31, 1995. This one time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits and could be payable in the fourth quarter of 1995 or early 1996. If the assessment is made at the proposed rates, the effect on the Company would be an after tax charge of approximately $320,000 (assuming an income tax rate of 36%). The one time charge assumes a .85% charge on Brunswick Federal Savings, F.A. deposits of approximately $60,000,000 at March 31, 1995, which does not include the BIF insured deposits of the newly acquired Key Bank branches. Subsequent to the proposed payment of the one time assessment, the ongoing risk based assessment schedule for the newly capitalized SAIF would be similar to the schedule of BIF (the current FDIC board proposal has rates ranging from 4 to 31 basis points). The Company anticipates that it would be assessed at the lowest BIF rate as it currently is assessed at the lowest SAIF rate due to its regulatory standing. If the Company's premium is reduced to 4 basis points, the Company would have future after tax annual savings of approximately $180,000 (assuming an income tax rate of 36%). The annual savings assumes a .04% insurance premium charge compared to the current .23% insurance premium paid on the Company's total deposit base of $147,000,000.

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

Recent Accounting Developments
______________________________

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and in October 1994 the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amended certain provisions of SFAS No. 114. SFAS 114 and 118, taken together, will require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected future cash flows discounted at the loan's original effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements will, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans. SFAS 114 and 118 are effective in fiscal year 1996, with adoption required as of the beginning of the fiscal year. Financial statements issued prior to adoption will not be restated. The Company adopted SFAS 114 and 118 on July 1, 1995; the effect of adopting the new rules did not have a significant effect on the financial position, liquidity or results of operations of the Company.

In October 1994, the Financial Accounting Standards Board (FASB) issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires certain disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" because they do not result in off-balance-sheet risk of accounting loss. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994 and consequently adopted by the Company for its fiscal year ended June 30, 1995. For additional information see Note 20 to the Consolidated Financial Statements.

On March 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the Statement). This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Statement requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment.

The Statement requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of APB Opinion No. 30. Statement No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 although earlier application is encouraged. The Company has not determined the impact of adopting this statement on its financial condition, liquidity, or results of operations.

On May 12, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 "(the Statement). This Statement provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. Also, the Statement requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value.

Statement No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained. In addition, the provisions of this statement should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of this Statement. The Company has not determined the impact of adopting this statement on its financial condition, liquidity, or results of operations.


Item 8.  Financial Statements and Supplementary Data
         ___________________________________________

       a.  Financial Statements Required by Regulation S-X
          ________________________________________________



                   BETHEL BANCORP AND SUBSIDIARIES

            Consolidated Statements of Financial Condition

                        June 30, 1995 and 1994

          Assets                                  1995             1994
          ______                              ______________   ______________
Cash and due from banks                       $  3,855,648     $  2,480,913
Interest bearing deposits                          367,423          873,653
Federal Home Loan Bank overnight deposits       10,517,000        7,981,939
                                              ______________   ______________
                                                14,740,071       11,336,505

Trading account securities, at market value          1,375          173,071
Available for sale securities, at market
   value (notes 2 and 12)                       10,148,251        2,060,222
Held to maturity securities (market value
   $7,358,599 in 1994) (note 3)                        -          8,020,108
Loans held for sale (note 4)                       528,839          521,458
Due from broker                                    941,407              -

Loans receivable (notes 5 and 10):
    First mortgage loans:
      Residential real estate mortgages        116,904,359      110,010,204
      Construction loans                         3,342,708        1,850,047
      Commercial real estate                    22,546,508       22,029,165
                                              ______________  _______________
                                               142,793,575      133,889,416
      Less:
        Undisbursed portion of
           construction loans                      951,754          606,491
        Net deferred loan origination fees         302,178          358,439
                                              ______________  _______________
          Total first mortgage loans           141,539,643      132,924,486

    Commercial loans                            12,181,512       11,460,759
    Consumer and other loans                    16,114,517       14,075,534
                                              ______________  _______________
                                               169,835,672      158,460,779
    Less allowance for loan losses               2,396,000        2,463,000
                                              ______________  _______________
          Net loans                            167,439,672      155,997,779
                                              ______________  _______________

Premises and equipment net (note 6)              3,873,278        3,044,791
Other real estate owned net (note 7)             1,372,686        1,993,984
Real estate held for investment (note 8)           452,479          650,191
Accrued interest receivable loans                1,031,389          747,600
Accrued interest receivable investments            107,317           99,891
Federal Home Loan Bank stock, at cost (note 10)  2,150,000        2,345,000
Goodwill, net of accumulated amortization
   of $631,146 in 1995 and $396,048 in
   1994                                          2,866,826        1,452,260
Other assets (note 17)                           1,855,547        2,157,628
                                              ______________   ______________
                                              $207,509,137     $190,600,488
                                              ==============   ==============

      See accompanying notes to consolidated financial statements.


    Liabilities and Stockholders' Equity           1995             1994
    ____________________________________      ______________   ______________
Liabilities:
    Deposits (note 9):
      Demand                                  $  9,711,732     $  5,966,651
      NOW                                       14,210,010       11,619,737
      Money market                              12,761,762       14,233,315
      Regular savings                           23,697,510       20,022,171
      Brokered deposits                          8,787,701       13,062,247
      Certificates of deposit under $100,000    62,633,273       48,071,097
      Certificates of deposit $100,000 or more  15,317,882       11,331,136
                                              ______________   ______________
          Total deposits                       147,119,870      124,306,354
                                              ______________   ______________

    Borrowed funds (note 10)                    35,700,000       45,900,000
    Notes payable (note 11)                      2,010,091        2,520,206
    Securities sold under repurchase
       agreements (note 12)                      2,585,387              -
    Due to broker                                  989,062              -
    Other liabilities                            1,829,449        2,117,565
                                              ______________   ______________
          Total liabilities                    190,233,859      174,844,125
                                              ______________   ______________

Stockholders' equity (notes 13, 14, 15 and 19):
    Series A cumulative convertible preferred
      stock; $1 par value, 1,000,000 shares
      authorized.  45,454 shares issued and
      outstanding at conversion price of $22
      per share                                    999,988          999,988
    Series B cumulative convertible preferred
      stock; $1 par value, 1,000,000 shares
      authorized.  71,428 shares issued and
      outstanding at conversion price of $14
      per share                                    999,992          999,992
    Common stock, $1 par value, 3,000,000
      shares authorized.  547,502 and 547,400
      shares issued and outstanding in 1995 and
      1994, respectively                           547,502          547,400
    Additional paid-in capital                   4,643,059        4,640,968
    Retained earnings                           10,180,244        9,006,038
    Net unrealized losses on available for
      sale securities (note 2)                     (95,507)        (438,023)
                                              ______________   ______________
          Total stockholders' equity            17,275,278       15,756,363
                                              ______________   ______________
  Commitments and contingent liabilities
      (notes 11, 12, 19 and 20)
                                              $207,509,137     $190,600,488
                                              ==============   ==============



                   BETHEL BANCORP AND SUBSIDIARIES

                   Consolidated Statements of Income

               Years ended June 30, 1995, 1994 and 1993

                                     1995             1994           1993
                                 _____________   _____________   _____________
Interest and dividend income:
 Interest on loans               $ 15,085,138    $ 13,161,935    $ 13,582,351
  Interest on Federal Home Loan
    Bank overnight deposits           393,497         211,213         123,893
  Interest on investments held
    to maturity, excluding
    mortgage backed securities         75,691          48,302         314,780
  Interest and dividends on
    available for sale securities      60,159         122,719             -
  Interest on mortgage backed
    securities                      1,088,420         294,037         111,565
  Dividends on Federal Home Loan
    Bank stock                        189,980         156,940         127,000
  Other interest income                30,040          41,095          98,936
                                 _____________   _____________   _____________
      Total interest income        16,922,925      14,036,241      14,358,525
                                 _____________   _____________   _____________
Interest expense:
  Deposits (note 9)                 5,443,103       4,466,775       5,206,666
  Repurchase agreements                84,921             -               -
  Borrowed funds                    2,524,896       2,012,937       1,947,902
                                 _____________   _____________   _____________
      Total interest expense        8,052,920       6,479,712       7,154,568
                                 _____________   _____________   _____________

      Net interest income before
       provision for loan losses    8,870,005       7,556,529       7,203,957

Provision for loan losses (note 5)    640,634       1,020,795         851,706
                                 _____________   _____________   _____________
      Net interest income after
       provision for loan losses    8,229,371       6,535,734       6,352,251
                                 _____________   _____________   _____________
Noninterest income:
  Fees and service charges
    on loans                          200,782         233,331         132,635
  Fees for other services
   to customers                       478,713         345,991         325,051
  Net securities gains (notes 2
   and 3)                              49,045         275,263         155,936
  Gain (loss) on trading securities   370,268          71,769         (47,442)
  Gain on sales of mortgage loans
   (note 4)                           160,982         434,210         513,744
  Loan servicing fees                 306,220         267,697         102,884
  Other income (note 8)               550,432         830,224         267,617
                                 _____________   _____________   _____________
      Total noninterest income      2,116,442       2,458,485       1,450,425
                                 _____________   _____________   _____________

Noninterest expense:
  Salaries and employee
    benefits (note 19)              3,977,800       3,278,118       2,452,129
  Occupancy expense (note 6)          510,360         384,408         322,505
  Equipment expense (note 6)          691,588         629,044         522,314
  Other (note 16)                   2,808,129       2,804,094       2,498,085
                                 _____________   _____________   _____________
      Total noninterest expense     7,987,877       7,095,664       5,795,033
                                 _____________   _____________   _____________
      Income before income taxes
        and cumulative effect of
        change in accounting
        principle                   2,357,936       1,898,555       2,007,643
Income tax expense (note 17)          868,555         697,996         785,300
                                 _____________   _____________   _____________
      Income before cumulative
        effect of change in
        accounting principle,       1,489,381       1,200,559       1,222,343

Cumulative effect at July 1, 1993
  of change in accounting for
  income taxes (note 17)                  -           260,000             -
                                 _____________   _____________   _____________
      Net income                 $  1,489,381       1,460,559       1,222,343
                                 =============   =============   =============

Net income per common share
  before cumulative effect of
  change in accounting principle
  (note 14):
    Primary earnings per share           2.20            1.82            2.13
    Fully diluted earnings per share     2.04            1.78            2.13

Net income per common share (note 14):
    Primary earnings per share           2.20            2.25            2.13
    Fully diluted earnings per share     2.04            2.16            2.13


See accompanying notes to consolidated financial statements.




                   BETHEL BANCORP AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity

               Years ended June 30, 1995, 1994 and 1993

                                             Preferred
                                               stock
                                             Series A        Common
                                               and B          stock
                                         ______________   ______________
Balance at June 30, 1992                 $    999,988     $    536,200

Net income                                        -                -

Decrease in net unrealized losses
  on marketable equity securities                 -                -

Increase in net unrealized gains on
  available for sale securities                   -                -

Stock options exercised                           -              6,200

Dividends on preferred stock                      -                 -

Dividends on common stock at $.32 per
   share                                          -                 -
                                         ______________   ______________

Balance at June 30, 1993                      999,988          542,400

Net income                                        -                -

Issuance of Series B preferred stock          999,992              -

Increase in net unrealized losses on
  available for sale securities                   -                -

Stock options exercised                           -              5,000

Dividends on preferred stock                      -                -

Dividends on common stock at $.32 per
   share                                          -                -
                                         ______________   ______________


Balance at June 30, 1994                    1,999,980          547,400

Net income                                        -                -

Decrease in net unrealized losses on
  available for sale securities                   -                -

Issuance of common stock                          -                102

Dividends on preferred stock                      -                -

Dividends on common stock at $.32 per
   share                                          -                -
                                         ______________   ______________

Balance at June 30, 1995                 $  1,999,980     $    547,502
                                         ==============   ==============

See accompanying notes to consolidated financial statements.



                                     Net
                                  unrealized    Net unrealized
                                  losses on     gains (losses)
  Additional                      marketable     on available
   paid-in         Retained         equity         for sale
   capital         earnings       securities      securities        Total
______________  ______________  ______________  ______________  ______________
   4,530,232       6,844,937         (71,279)            -        12,840,078

         -         1,222,343             -               -         1,222,343

         -               -            71,279             -            71,279

         -               -               -            111,421        111,421

      58,836             -               -                -           65,036

         -           (69,999)            -                -          (69,999)

         -          (172,816)            -                -         (172,816)
______________  ______________  ______________  ______________  ______________

   4,589,068       7,824,465             -            111,421     14,067,342

         -         1,460,559             -                -        1,460,559

         -               -               -                -          999,992

         -               -               -           (549,444)      (549,444)

      51,900             -               -                -           56,900

         -          (104,998)            -                -         (104,998)

         -          (173,988)            -                -         (173,988)
______________  ______________  ______________  ______________  ______________

   4,640,968       9,006,038             -           (438,023)    15,756,363

         -         1,489,381             -                -        1,489,381

         -               -               -            342,516        342,516

       2,091             -               -                -            2,193

         -          (140,000)            -                -         (140,000)

         -          (175,175)            -                -         (175,175)
______________  ______________  ______________  ______________  ______________

   4,643,059      10,180,244             -            (95,507)    17,275,278
==============  ==============  ==============  ==============  ==============



                    BETHEL BANCORP AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

               Years ended June 30, 1995, 1994 and 1993

                                         1995           1994           1993
                                    _____________  _____________  _____________
Cash flows from operating
 activities:
   Net income                       $  1,489,381   $  1,460,559   $  1,222,343
   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
        Provision for loan losses        640,634      1,020,795        851,706
        Provision for losses on
          other real estate owned        107,173         62,600         99,000
        Deferred income tax expense
          (benefit)                      122,143       (267,594)      (186,000)
        Cumulative effect of change
          in accounting for income
          taxes                              -         (260,000)           -
        Depreciation of premises and
          equipment                      606,604        543,730        558,192
        Goodwill amortization            235,098        119,743        101,974
        Net gain on sale of investment
          securities                         -              -         (106,783)
        Net gain on sale of available
          for sale securities            (49,045)      (275,263)           -
        Net gain on sale of loans       (160,982)      (434,210)      (513,744)
        Originations of loans held
          for sale                    (4,273,878)    (8,781,896)   (14,236,602)
        Proceeds from sale of loans
          held for sale                4,325,745     11,309,708     13,449,468
        Purchase of securities for
          subsequent resale                  -              -       (3,203,098)
        Sale of securities held for
          sale                               -              -        4,143,901
        Net change in trading account
          securities                     171,696       (118,071)         7,875
        Net change in due to/from
          broker                          47,655            -              -
        Other                            (73,829)        36,177        (54,441)
        Change in other assets and
          liabilities:
           (Increase) decrease in
              interest receivable       (291,215)       179,246       (125,649)
           (Increase) decrease in
              other assets and
              liabilities               (326,872)       300,852        969,193
                                    _____________  _____________  _____________
        Net cash provided by
          operating activities         2,570,308      4,896,376      2,977,335
                                    _____________  _____________  _____________

Cash flows from investing activities:
    Proceeds from the sale of
      available for sale securities   12,179,897      5,332,865            -
    Purchase of available for sale
      securities                      (1,265,840)    (9,639,772)           -
    Proceeds from maturities and
      principal payments on available
      for sale securities                335,432      2,532,959            -
    Proceeds from maturities and
      principal payments on held to
      maturity securities              1,645,454         54,672            -
    Purchase of held to maturity
      securities                     (12,399,309)    (3,992,341)           -
    Proceeds from maturities and
      principal payments on
      investments and mortgage-backed
      securities                             -              -          126,860
    Purchase of investments and
      mortgage-backed securities             -              -       (6,886,222)
    Proceeds from sales of investments
      and mortgage-backed securities         -              -        3,116,917
    Net increase in loans            (11,905,988)    (8,431,810)   (11,762,974)
    Additions to premises and
      equipment                         (936,647)      (332,748)    (1,581,303)
    Proceeds from sale of
      investment in real estate          238,189         74,804         99,323
    Purchase of investment in
      real estate                        (13,397)       (90,501)      (196,228)
    Proceeds from sale of other
      real estate owned                  581,880        642,355        272,978
    Sale (purchase) of Federal
      Home Loan Bank stock               195,000       (317,400)      (599,300)
    Acquisition of nonbanking
      subsidiary                             -         (348,314)           -
    Cash received from acquisition
      of bank branches                25,547,199            -              -
                                    _____________  _____________  _____________
        Net cash provided (used)
          in investing activities     14,201,870    (14,515,231)   (17,409,949)
                                    _____________  _____________  _____________


Cash flows from financing activities:
    Net (decrease) increase  in
      deposits                      $ (4,930,902)     1,809,469        980,146
    Net increase in repurchase
      agreements                       2,585,387            -              -
    Dividends paid                      (315,175)      (278,986)      (242,815)
    Stock options exercised                  -           56,900         65,036
    Issuance of common stock               2,193            -              -
    Proceeds from issuance of
      preferred stock                        -          999,992            -
    Net (payments) borrowings (to)
      from Federal Home Loan Bank    (10,200,000)     7,900,000     10,900,000
    Increase in notes payable                -           20,206        520,833
    Principal payments on notes
      payable                           (510,115)           -              -
                                    _____________  _____________  _____________
        Net cash (used) provided
          by financing activities    (13,368,612)    10,507,581     12,223,200
                                    _____________  _____________  _____________

Net increase (decrease) in cash
 and cash equivalents                  3,403,566        888,726     (2,209,414)
Cash and cash equivalents,
 beginning of year                    11,336,505     10,447,779     12,657,193
                                    _____________  _____________  _____________
Cash and cash equivalents,
 end of year                        $ 14,740,071   $ 11,336,505   $ 10,447,779
                                    =============  =============  =============

Supplemental schedule of cash
 flow information:
    Interest paid                   $ 7,997,123    $  6,457,283   $  7,192,134
    Income taxes paid, net of
      refunds                           794,000         872,500        964,655

Supplemental schedule of noncash
 investing and financing activities:
    Transfer from loans to other
      real estate owned                 827,304       1,479,233      1,184,621
    Transfer from other real
      estate owned to loans             382,718         767,720            -
    Transfer from loans to loans
      held for sale                         -               -        1,940,392
    Loans originated to finance the
      sales of other real estate owned  399,550         362,826        602,289
    Transfer from investments to
      available for sale securities         -               -        4,946,106
    Transfer from available for sale
      securities to held to maturity
      securities, at fair value             -         4,082,439            -
    Transfer of securities into
      available for sale securities,
      at fair value                  18,821,933             -              -
    Transfer of securities out of
      held to maturity securities,
      at amortized cost             (18,774,672)            -              -
    Net change in valuation for
      unrealized losses on
      marketable equity securities          -               -          (71,279)
    Net change in valuation for
      unrealized (gains) losses on
      available for sale securities    (295,255)        549,444       (111,421)
    Net change in deferred taxes for
      unrealized losses on available
      for sale securities              (176,446)        326,641            -


In connection with the acquisition of bank branches, the Company assumed deposit liabilities (See note 18).

See accompanying notes to consolidated financial statements.




                   BETHEL BANCORP AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

                     June 30, 1995, 1994 and 1993



1.  Summary of Significant Accounting Policies
______________________________________________

    The accounting and reporting policies of Bethel Bancorp and subsidiaries (the Company) conform to generally accepted accounting principles and general practice within the banking industry.

    Business
    ________
    Bethel Bancorp provides a full range of banking services to individual and corporate customers throughout south central and western Maine through its wholly owned subsidiaries, Bethel Savings Bank, FSB and Brunswick Federal Savings, F.A. The banks are subject to competition from other financial institutions. The banks are subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision
    (OTS) and undergo periodic examinations by these agencies.

    Basis of Financial Statement Presentation
    _________________________________________
    The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate acquired through foreclosure, management obtains independent appraisals for significant properties.

    A substantial portion (85%) of the Company's loans are secured by real estate in the State of Maine. In addition, all of the real estate acquired through foreclosure is located in the same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount on real estate acquired through foreclosure are susceptible to changes in market conditions in Maine.

    Principles of Consolidation
    ___________________________
    The accompanying consolidated financial statements include the accounts of Bethel Bancorp, a savings and loan holding company, its wholly-owned subsidiaries, Bethel Savings Bank, FSB (including the bank's wholly-owned subsidiary, Bethel Service Corporation and its majority-owned subsidiary, First New England Benefits, Inc.), Brunswick Federal Savings, F.A. (including the bank s wholly-owned subsidiary Brunswick Service Corporation), and the Company s wholly-owned nonbanking subsidiary, ASI Data Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

    Cash Equivalents
    ________________
    Cash equivalents consist of due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 1995, the reserve balance was approximately $448,000.

    Investments
    ___________
    On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115). Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. The Company elected early adoption of Statement 115 as of June 30, 1993. The Company s investment accounting policies are as follows at June 30, 1995 and 1994:

       Trading Account Securities
       __________________________
       Trading account securities, consisting of equity securities purchased with the intent to be subsequently sold to provide net securities gains, are carried at market value. Realized and unrealized gains and losses on trading account securities are recognized in the statements of income as they occur. Transactions are accounted for as of the trade date using the specific identification method.

       Available for Sale Securities
       _____________________________
       Available for sale securities consist of mortgage-backed, debt and equity securities that the Company anticipates could be made available for sale in response to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at fair value. Unrealized holding gains and losses for these assets less the related tax effects are reported as a net amount in a separate component of stockholders equity. When a decline in market value is considered other than temporary, the loss is charged to expense as a write down. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

       Held to Maturity Securities
       ___________________________
       Held to maturity securities consist of debt securities purchased where the Company has the positive intent and ability to hold such securities until maturity. Debt securities classified as held to maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts. When a decline in market value is considered other than temporary, the loss is charged to expense as a write down. There were no held to maturity securities at June 30, 1995.

    Prior to June 30, 1993, the Company accounted for investment securities as proscribed by FASB Statement 12. The Company s accounting policies for investment securities were as follows:

       Investment Securities
       _____________________
       Investments included marketable equity securities and debt securities. Debt securities were stated at cost, adjusted for amortization of premiums and accretion of discounts. Marketable equity securities were carried at the lower of aggregate cost or market. A valuation reserve was established for the difference between the carrying value and market value of marketable equity securities. The cost of securities sold was determined using the specific identification method. When a decline in market value was considered other than temporary, the loss was charged to expense.

       Mortgage-Backed Securities
       __________________________
       Mortgage-backed securities were carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts were amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

    Federal Home Loan Bank Stock
    ____________________________
    Federal Home Loan Bank stock is carried at cost.

    Loans Held for Sale
    ___________________
    Loans originated for the purpose of potential subsequent sale are classified as held for sale. These assets are specifically identified and are carried at the lower of cost or market value.

    Interest Income and Expense Recognition
    _______________________________________
    Interest income, including amortization of premiums and accretion of discounts, on loans and debt securities is recognized using the interest method which relates income earned to the loans and investment securities outstanding. The recognition of interest income on problem loan accounts ceases when the loan is 90 days past due or when collectibility becomes doubtful, whichever is earlier. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations. Interest on nonaccrual loans is recognized only when received. Loans are restored to accrual status when the borrower has demonstrated the ability to make future principal and interest payments. Interest expense on deposits is determined by applying contractual interest rates to outstanding balances.

    Allowance for Loan Losses
    _________________________
    The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

    The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to repay. Management also obtains appraisals when considered necessary.

    Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    Loan Origination Fees
    _____________________
    Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheet with the related loan balances. The amount charged or credited to income is included with the related interest income.

    Premises and Equipment
    ______________________
    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets or the term of the lease, if shorter. Maintenance and repairs are charged to current expense as incurred and the cost of major renewals and betterments are capitalized.

    Income Taxes
    ____________
    In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes required under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Effective July 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1994 consolidated statement of income.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.


    Pension Plans
    _____________
    It is the Company's policy to provide for pension costs on its defined contribution plans by annual charges to income and fund pension costs accrued.

    Other Real Estate Owned
    _______________________
    Other real estate owned is comprised of (1) properties or other assets acquired through foreclosure proceedings, or acceptance of a deed or title in lieu of foreclosure, (2) properties (insubstance foreclosures) which secure loans and meet the criteria specified in Financial Reporting Release 28 of the Securities and Exchange Commission and are accounted for in accordance with Financial Accounting Standards No. 15 where the borrower is deemed to have little or no equity in the property, is not expected to rebuild such equity in the foreseeable future or has effectively abandoned control of the property and proceeds for repayment of the loan are expected to come solely from the operation or sale of the property and (3) other assets repossessed in connection with non-real estate loans. Other real estate owned is carried at the lower of cost or fair value of the collateral less estimated selling expenses. Losses arising from the acquisition (including insubstance foreclosures) of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized.

    Real Estate Held for Investment
    _______________________________
    Real estate properties held for investment are carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

    Goodwill
    ________
    Goodwill arising from the acquisition of Brunswick Federal Savings, F.A. and First New England Benefits is being amortized on a straight-line basis over fifteen years. Goodwill arising from the acquisition of four bank branches is being amortized on a straight-line basis over ten years.

    Reclassification
    ________________
    Certain prior year accounts and balances in the consolidated financial statements have been reclassified to conform to the current year presentation.


2.  Available for Sale Securities
_________________________________

    The Company carries available for sale securities at market value. A summary of the cost and market values of available for sale securities at June 30, 1995 and 1994 follows:

                                      1995                      1994
                            ________________________   _______________________
                                           Market                     Market
                               Cost        value          Cost        value
                            ___________  ___________   ___________  ___________
    Debt securities issued
      by the U.S. Treasury
      and other U.S.
      Government
      corporations and
      agencies              $   250,000  $   239,225   $   250,000  $   226,407
    Corporate bonds             149,599      141,436       149,551      129,094
    Equity securities           577,939      470,085       524,433      439,341
    Mortgage-backed
      securities              9,315,419    9,297,505     1,391,708    1,265,380
                            ___________  ___________   ___________  ___________
                            $10,292,957  $10,148,251   $ 2,315,692  $ 2,060,222
                            ===========  ===========   ===========  ===========

    The gross unrealized gains and unrealized losses on available for sale securities are as follows:


                                      1995                      1994
                            ________________________   ________________________
                               Gross        Gross         Gross        Gross
                             unrealized   unrealized    unrealized   unrealized
                               gains       losses         gains       losses
                            ___________  ___________   ___________  ___________
     Debt securities issued
       by the U. S. Treasury
       and other U. S.
       Government
       corporations and
       agencies             $       -         10,775           -         23,593
     Corporate bonds                -          8,163           -         20,457
     Equity securitie            10,625      118,479         4,708       89,800
     Mortgage-backed
       securities               211,709      229,623           -        126,328
                            ___________  ___________   ___________  ___________
                            $   222,334  $   367,040   $     4,708  $   260,178
                            ===========  ===========   ===========  ===========

    At June 30, 1995, investment securities with a carrying value of $4,000,000 were pledged as collateral to secure outstanding repurchase agreements.

    At June 30, 1995 and 1994, included in net unrealized losses on available for sale securities as a reduction to stockholders equity are net unrealized losses of $144,707 and $255,470, respectively, net of the deferred tax effect of $49,200 and $86,860, respectively. Also included in net unrealized losses on available for sale securities at June 30, 1994 is $408,197, net of the deferred tax effect of $138,784, for unamortized unrealized losses on securities transferred from the available for sale category to the held to maturity category.


    The cost and market values of available for sale securities at June 30, 1995 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Market
                                                  Cost              value
                                             _______________   _______________
    Due in one year                           $         -                 -
    Due after one year through five years               -                 -
    Due after five years through ten years          399,599           380,661
    Due after ten years                                 -                 -
                                             _______________   _______________
                                                   399,599           380,661
                                             _______________   _______________

    Mortgage-backed securities (including
      securities with interest rates
      ranging from 5.15% to 8.5% maturing
      December 2007 to November 2024)            9,315,419         9,297,505
    Equity securities                              577,939           470,085
                                             _______________   _______________
                                             $  10,292,957     $  10,148,251
                                             ===============   ===============

    The realized gains and losses on available for sale securities for the year ended June 30, 1995 were $280,257 and $231,212, respectively. The realized gains and losses for the year ended June 30, 1994 were $280,449 and $5,186, respectively.

    Based on management s assessment of equity securities, there has been more than a temporary decline in market value of certain securities. Such securities were written down to market value. At June 30, 1994 and 1993, write-downs of available for sale securities amounting to $84,419 and $61,000, respectively, are included in other expense. There were no writedowns of available for sale securities in 1995.

    Proceeds from the sale of securities held for sale were $4,193,054 in 1993; gross realized gains were $49,153.

3.  Held to Maturity Securities
_______________________________

    The Company carries held to maturity securities at amortized cost. There were no held to maturity securities at June 30, 1995. A summary of amortized cost, gross unrealized losses and market value of held to maturity securities at June 30, 1994 follows:

                                                 June 30, 1994
                                 _____________________________________________
                                                     Gross
                                    Carrying       unrealized        Market
                                     value           losses          value
                                 _____________   _____________   _____________
    Debt securities issued by
      the U. S. Treasury and
      other U. S. Government
      corporations and agencies  $  1,382,544    $    142,819    $  1,239,725
    Mortgage-backed securities      5,669,215         426,697       5,242,518
    FNMA Guaranteed REMIC
      Class A, 7.5%                   968,349          91,993         876,356
                                 _____________   _____________   _____________
                                 $  8,020,108    $    661,509    $  7,358,599
                                 =============   =============   =============

    During 1995, the Company purchased an additional $12,399,000 in securities it classified as held to maturity, since at the time of acquisition Company management had the intention, and the Company had the ability, to hold such securities until maturity.


    In the last quarter of fiscal 1995, as a result of its planning process and changes in market conditions, Company management determined that it no longer possessed the intent to hold such securities to maturity. Consequently, the Company transferred its entire held to maturity portfolio, with an aggregate cost of $18,775,000 and an aggregate market value of $18,822,000 (including unrealized gains and losses of $191,000 and $144,000, respectively) to available for sale.

    The Company subsequently sold selected of the aforementioned securities with an aggregate cost of $11,900,000 and realized gains of $273,000 and realized losses of $225,000.

    The Company's decision not to hold these securities to maturity does not satisfy the limited criteria of Financial Accounting Standards No. 115 which specifies circumstances in which it is permissible to sell or transfer held to maturity securities. Consequently, the Company will, for the foreseeable future, classify its securities portfolio as available for sale, or trading.

    In 1993, realized gains and losses on the sale of debt securities were $112,752 and $3,387, respectively. Proceeds from sale of debt securities were $3,000,652. Net realized losses on the sale of marketable equity securities were $2,582 for the year ended June 30, 1993.

4.  Loans Held for Sale
_______________________

    The Company has a portfolio of loans held for sale which have been originated for potential subsequent sale in the foreseeable future. A summary of the carrying value and market value of loans held for sale at June 30, 1995 and 1994 follows:

                                 June 30, 1995               June 30, 1994
                            _______________________     _______________________
                            Carrying        Market      Carrying       Market
                             value          value        value         value
                            __________   __________     __________   __________
    Real estate mortgages   $ 528,839    $ 532,652      $ 521,458    $ 525,769
                            ==========   ==========     ==========   ==========

    At June 30, 1995 and 1994, gross unrealized gains on loans held for sale were $3,813 and $4,311, respectively, and there were no unrealized losses.

    The Company s subsidiaries originate loans to be sold to the secondary market and occasionally sell mortgage loans from their loan portfolios. Gain on sales of loans amounted to $160,982, $434,210 and $513,744 for the years ended June 30, 1995, 1994 and 1993. Proceeds from the sale of loans out of the portfolio was $1,616,926 in 1995, $3,862,039 in 1994 and
    $3,693,935 in 1993.

5.  Loans
_________

    The Company's lending activities are conducted in south central and western Maine. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic area and the general economy.

    Loans on nonaccrual status at June 30, 1995 and 1994 totaled approximately $2,266,000 and $2,723,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 1995, 1994 and 1993, totaled approximately $62,000, $119,000 and $75,000, respectively.

    In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $2,564,230 and $2,611,102 at June 30, 1995 and 1994, respectively. New loans granted to related parties in 1995 totaled $490,418; payments and reductions amounted to $537,290. In 1994, new loans granted to related parties totaled $1,301,601; payments and reductions amounted to $1,326,988.

    The Company was servicing for others, mortgage loans originated and sold of approximately $32,560,000 and $30,064,000 at June 30, 1995 and 1994,
    respectively. In addition to loans originated and sold by the Company, during 1993 the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $12,983,000 and $15,805,000 at June 30, 1995 and 1994,
    respectively.


    Activity in the allowance for loan losses was as follows:

                                                 Year ended June 30,
                                    __________________________________________
                                        1995           1994           1993
                                    ____________   ____________   ____________
    Balance at beginning of year    $ 2,463,000    $ 2,123,000    $ 1,555,000
    Provision charged to operating
      expenses                          640,634      1,020,795        851,706

    Loans charged off                  (760,733)      (730,108)      (313,212)
    Recoveries on loans charged off      53,099         49,313         29,506
                                    ____________   ____________   ____________
       Net loans charged off           (707,634)      (680,795)      (283,706)
                                    ____________   ____________   ____________
    Balance at end of year          $ 2,396,000    $ 2,463,000    $ 2,123,000
                                    ============   ============   ============

    On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (Statement 114). This Statement as amended by Statement 118, which applies to all creditors, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. These Statements are effective for financial statements for fiscal years beginning after December 15, 1994. Management has determined the impact of adopting Statement 114 and 118 on its financial condition, results of operations or liquidity will not be material.

6.  Premises and Equipment
__________________________

    Premises and equipment at June 30, 1995 and 1994 are summarized as follows:

                                                   1995              1994
                                             _______________   _______________
     Land                                    $     625,750     $     625,750
     Buildings                                   2,238,391         1,536,352
     Leasehold and building improvements           622,614           560,817
     Furniture, fixtures and equipment           3,193,546         2,543,188
                                             _______________   _______________
                                                 6,680,301         5,266,107
     Less accumulated depreciation               2,807,023         2,221,316
                                             _______________   _______________
         Net premises and equipment          $   3,873,278         3,044,791
                                             ===============   ===============

    Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was approximately $599,868, $531,648 and $545,352 for the years ended June 30, 1995, 1994 and 1993, respectively.


7.  Other Real Estate Owned
___________________________

    The following table summarizes the composition of other real estate owned at June 30:

                                                   1995              1994
                                             _______________   _______________
    Real estate properties acquired in
       settlement of loans                   $   1,073,743     $   1,295,399
    In-substance foreclosures                      304,232           747,990
                                             _______________   _______________
                                                 1,377,975         2,043,389
    Less allowance for losses                        5,289            49,405
                                             _______________   _______________
                                             $   1,372,686     $   1,993,984
                                             ===============   ===============

    Activity in the allowance for losses on other real estate owned was as follows:

                                        1995           1994           1993
                                    ____________   ____________   ____________
    Balance at beginning of year    $   49,405     $   27,881     $   27,455
    Provision for losses on other
       real estate owned               107,173         62,600         99,000
    Other real estate owned
       write-downs                    (151,289)       (41,076)       (98,574)
                                    ____________   ____________   ____________
    Balance at end of year          $    5,289     $   49,405     $   27,881
                                    ============   ============   ============


8.  Real Estate Held for Investment
___________________________________

    Real estate held for investment (held by Bethel Service Corporation) at June 30 is summarized as follows:

                                                  1995              1994
                                            _______________   _______________
    Rental properties                       $     167,741     $     462,592
    Less accumulated depreciation                   2,639            40,764
                                            _______________   _______________
                                                  165,102           421,828
    Land held for development                     287,377           228,363
                                            _______________   _______________
                                            $     452,479     $     650,191
                                            ===============   ===============

    A summary of income (loss) from real estate held for investment operations, which is included in other income, for the years ended June 30, 1995, 1994 and 1993 is as follows:


                                        1995           1994           1993
                                    ____________   ____________   ____________
    Rental income                   $    9,256     $   14,513     $   17,553
    Gain on sale of real estate         33,816          4,464         21,371
    Depreciation                        (6,736)       (12,082)       (12,840)
    Other operating expenses           (54,068)       (23,209)       (23,361)
                                    ____________   ____________   ____________
       Income (loss)                $  (17,732)    $  (16,314)    $    2,723
                                    ============   ============   ============


9.  Deposits
____________

    Deposits at June 30 are summarized as follows:

                      Weighted
                      average
                       rate               1995                      1994
                      at June   ______________________  ______________________
                      30, 1995      Amount     Percent        Amount   Percent
                      ________  ______________ _______  ______________ _______
    Demand              0.00%   $   9,711,732     6.6%  $   5,966,651     4.8%
    NOW                 2.15       14,210,010     9.6      11,619,737     9.3
    Money market        3.58       12,761,762     8.7      14,233,315    11.5
    Regular savings     2.76       23,697,510    16.1      20,022,171    16.1
    Certificates of
      deposits:
      1.00 - 3.75%      3.21        1,564,106     1.1      17,850,623    14.4
      3.76 - 5.75%      5.06       40,328,991    27.4      43,424,348    34.9
      5.76 - 7.75%      6.40       42,688,280    29.0       8,447,360     6.8
      7.76 - 9.75%      8.04        2,157,479     1.5       2,742,149     2.2
                      _______   ______________ _______  ______________ _______
                        4.35%   $ 147,119,870   100.0%  $ 124,306,354   100.0%
                      ========  ============== =======  ============== =======

    At June 30, 1995, scheduled maturities of certificates of deposit are as follows:

                        1996           1997           1998            1999            2000        Thereafter
                   _____________  _____________  ______________  ______________  _____________
_____________
    1.00 - 3.75%   $  1,471,510   $     56,483   $       1,629   $      10,709   $     23,775            -
    3.76 - 5.75%     29,019,721      8,547,187       1,397,243       1,242,501        118,040          4,299
    5.76 - 7.75%     22,389,223     13,789,523       2,549,916       1,626,177      2,303,952         29,489
    7.76 - 9.75%      1,077,807        966,422         113,250             -              -              -




    Interest expense on deposits for the years ended June 30, 1995, 1994 and 1993 is summarized as follows:

                                 1995             1994              1993
                            ______________   ______________   ______________
    NOW                     $     264,143    $     197,412    $     320,372
    Money market                  455,080          452,620          503,743
    Regular savings               610,415          521,298          645,627
    Certificates of deposit     4,113,465        3,295,445        3,736,924
                            ______________   ______________   ______________
                            $   5,443,103    $   4,466,775    $   5,206,666
                            ==============   ==============   ==============


10. Borrowings From the Federal Home Loan Bank
______________________________________________

    A summary of borrowings from the Federal Home Loan Bank are as follows:

                              June 30, 1995
           ___________________________________________________
              Principal          Interest         Maturity
               amounts            rates            dates
           _______________   _______________   _______________
           $  25,400,000      4.41% - 7.65%         1996
               5,300,000      5.17% - 8.30%         1997
               4,000,000      4.97% - 6.35%         1998
               1,000,000          5.75%             1999
           _______________
           $  35,700,000
           ===============

                              June 30, 1994
           ____________________________________________________
              Principal          Interest          Maturity
               amounts            rates             dates
           _______________   _______________   ________________
           $  25,200,000      3.93% - 8.81%         1995
               7,300,000      4.41% - 5.84%         1996
               6,900,000      3.61% - 8.30%         1997
               3,500,000      3.86% - 5.08%         1998
               3,000,000      3.90% - 5.75%         1999
           _______________
           $  45,900,000
           ===============

    Mortgages, free of liens, pledges and encumbrances, and the Company's Federal Home Loan Bank stock equal to at least 200% of the borrowings from that bank have been pledged to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. Several of the Federal Home Loan Bank borrowings held at June 30, 1995 are adjustable, and therefore the rates are subject to change.


11. Notes Payable
_________________


    Notes payable primarily consist of a $2.5 million loan from an unrelated financial institution for the acquisition of one of the Company's banking subsidiaries. The Company borrowed $2,500,000 payable in twenty consecutive equal quarterly payments of principal of $125,000 commencing on July 1, 1994. Interest is payable monthly at a rate equal to the lender's prime rate, floating daily, plus .75% through April 30, 1997; at the prime rate, floating daily, plus 1.25% through April 30, 1998; at the prime rate, floating daily, plus 1.75% thereafter. The Company pledged all of the Brunswick Federal Savings common stock and a $1 million key man life insurance policy as collateral for the loan.

    The loan agreement contains certain covenants which limits capital expenditures of the Company and the amount of nonperforming loans and requires minimum loan loss reserves, capital, and return on assets. At June 30, 1995, the Company complied with these covenants.


12. Securities Sold Under Repurchase Agreements
_______________________________________________

    During 1995, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.99% at June 30, 1995. These borrowings, which were scheduled to mature within 180 days, were collateralized by FHLMC and GNMA securities with a market value of $4,000,000 and amortized cost of $3,867,000 at June 30, 1995. The repurchase agreements averaged $1,775,000 during the year ended June 30, 1995. The maximum amount outstanding at any month-end during the year was $2,585,000. Securities sold under these agreements were under the control of the Company during 1995.


13. Stockholders' Equity
________________________

    For Federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for bad debts on loans. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

    The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

    To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At June 30, 1995, the Company was in compliance with the regulatory capital requirements.


14. Earnings Per Share
______________________

    Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were: 613,700, 602,600, and 540,460 for the years ended June 30, 1995, 1994 and 1993, respectively. Common stock equivalents and potentially dilutive securities were considered in the 1995 and 1994 calculation of weighted average shares outstanding, since their effect was dilutive. Their effects were anti-dilutive in 1993, therefore they were not considered in the weighted average shares outstanding calculation. Preferred stock dividends have been deducted from net income in the calculation of earnings per share for the years ended June 30, 1995, 1994 and 1993.


15. Preferred Stock
___________________

    In September 1990, the Company issued 45,454 shares of preferred stock designated as cumulative convertible preferred stock, Series A. The stock may be converted to common stock on a one to one ratio at the option of the holder. The preferred stock carries voting rights. Dividends are to be paid to the holder of the preferred stock quarterly at a rate equal to interest at prime rate less two percent but in no event less than 7% per annum based on $22 value per share.

    In February 1994, the Company issued 71,428 shares of preferred stock designated as cumulative convertible preferred stock, Series B. The stock may be converted to common stock on a one to one ratio at the option of the holder. The preferred stock carries voting rights. Dividends are to be paid to the holder of the preferred stock quarterly at a rate equal to interest at prime rate less two percent but in no event less than 7% per annum based on $14 value per share. The Series B preferred stock has warrants attached for a term of seven years to purchase 116,882 shares of the Company's common stock at $14 per share.

    On August 7, 1995, the Company was informed that 50,000 common stock warrants that were outstanding at June 30, 1995, will be exercised on August 16, 1995. The exercise price is $14.00 per warrant and the Company expects to receive $700,000.


16. Other Expenses
__________________

    Other expenses includes the following for the years ended June 30, 1995, 1994 and 1993:

                                   1995             1994             1993
                              ______________   ______________   ______________
    Professional fees         $     304,547    $     374,572    $     209,829
    Computer service and
       processing fees               14,279           62,885          312,521
    Collection expense               36,604           55,598           36,378
    FDIC and other insurance        417,202          427,227          378,837
    Supplies                        248,951          193,158          224,807
    Telephone                       248,473          223,627          170,368
    Real estate owned expenses       99,272          149,570          120,267
    Postage                         133,948           91,284           74,322
    Dues and subscriptions           98,873          104,804           76,143
    Provision for losses on OREO    107,173           62,600           99,000
    Director fees                   104,775          102,808           77,826
    Goodwill amortization           235,098          119,743          101,974
    Write-down on securities            -             84,419           61,000
    Other                           758,934          751,799          554,813
                              ______________   ______________   ______________
                              $   2,808,129    $   2,804,094    $   2,498,085
                              ==============   ==============   ==============


17. Income Taxes
________________

    As discussed in note 1, effective July 1, 1993, the Company adopted Statement 109, which changed the method of accounting for income taxes to the asset and liability method from the deferred method previously required by APB Opinion 11. The cumulative effect of this change in accounting for income taxes of $260,000 was determined as of July 1, 1993, and is reported separately in the consolidated statement of income for the year ended June 30, 1994.

    The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 1995, 1994 and 1993:

                                  1995             1994             1993
                             ______________   ______________   ______________
         Federal:
            Current          $     714,055    $     936,146    $     945,000
            Deferred               122,143         (267,594)        (186,000)
                             ______________   ______________   ______________
                                   836,198          668,552          759,000
                             ______________   ______________   ______________
         State and local
            current                 32,357           29,444           26,300
                             ______________   ______________   ______________
                             $     868,555          697,996          785,300
                             ==============   ==============   ==============

    Total income tax expense is different from the amounts computed by applying the U. S. Federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 1995, 1994 and 1993:

                              1995               1994               1993
                        _________________  _________________  _________________
                                    % of               % of               % of
                                   pretax             pretax             pretax
                          Amount   income    Amount   income    Amount   income
                        __________ ______  __________ ______  __________ ______
    Expected income tax
     expense at Federal
     tax rate           $ 801,698   34.0%  $ 645,509   34.0%  $ 682,021   34.0%
    Financial statement
     provision for loan
     losses greater than
     tax bad debt
     deduction                -        -         -        -      49,342    2.5
    State tax, net of
     federal tax
     benefit               21,562     .9      19,656    1.0      17,357     .9
    Amortization of
     goodwill              34,671    1.5      34,671    1.8      34,671    1.7
    Dividend received
     deduction             (5,333)   (.2)     (3,276)   (.2)     (3,840)   (.2)
    Low income/
     rehabilitation
     credit               (20,000)   (.9)    (20,000)  (1.1)    (20,000)  (1.0)
    Other                  35,957    1.5      21,436    1.2      25,749    1.3
                        __________ ______  __________ ______  __________ ______
                        $ 868,555   36.8%  $ 697,996   36.7%  $ 785,300   39.2%
                        ========== ======  ========== ======  ========== ======


    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:

                                                   1995             1994
                                              ______________   ______________
    Deferred tax assets:
       Loans, principally due to allowance
          for loan losses                     $     666,000    $     777,000
       Deferred loan fees                           103,000          122,000
       Deferred gain on loan sales                   93,000           77,000
       Interest on nonperforming loans              132,000          127,000
       Difference in tax and financial
          statement bases of investments             78,000          283,000
       Other                                         24,000           21,000
                                              ______________   ______________
          Total deferred tax assets               1,096,000        1,407,000
                                              ______________   ______________
    Deferred tax liabilities:
       Loan loss reserve tax                       (135,000)         (99,000)
       Other                                        (37,000)         (29,000)
                                              ______________   ______________
          Total deferred tax liabilities           (172,000)        (128,000)
                                              ______________   ______________
          Net deferred tax assets             $     924,000    $   1,279,000
                                              ==============   ==============


    The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $1,096,000.

    At June 30, 1995 and 1994, the Company has included the net deferred tax assets of $924,000 and $1,279,000, respectively, in other assets in the consolidated statements of financial condition.

    As a result of the Company filing its 1994 tax return during fiscal year 1995, the Company reclassed $56,000 between current and deferred tax accounts.


    Deferred taxes resulting from timing differences in 1993 are as follows:

    Loan loss provision                                            $  (23,200)
    Deferred loan fees and costs                                       13,100
    Tax and financial statement depreciation                          (30,300)
    Tax security loss less than financial statement                   (38,300)
    Nonaccrual interest                                               (25,600)
    Tax gain on sale of loans greater than financial statement gain   (64,500)
    Difference in tax and financial statement other real estate
       owned activity                                                 (33,185)
    Other                                                              15,985
                                                                   ____________

                                                                   $ (186,000)
                                                                   ============


18. Acquisitions
________________

    Acquisition of ASI Data Services, Inc.
    ______________________________________
    During 1993, the Company acquired 90 percent of all the outstanding capital stock of ASI Data Services, Inc. (ASI) for an aggregate purchase price of $465,840. The Company contributed equipment and other assets in exchange for the 90 percent ownership. The acquisition was accounted for using the purchase method. The effective date of the acquisition, for accounting purposes, was the opening of business May 1, 1993, at which time ASI became a majority owned subsidiary of the Company. The pro forma effects on the results of operations of the Company after consideration of the acquisition of ASI are not material. During 1994, the Company acquired the additional 10 percent of the outstanding common stock of ASI Data Services, Inc. The price for the additional shares was not material.


    Acquisition of First New England Benefits
    _________________________________________
    During 1994 Bethel Service Corp., a subsidiary of Bethel Savings Bank, acquired common stock of First New England Benefits for an aggregate purchase price of $300,000. With this purchase, the Company owns 62.5 percent of all outstanding common stock of First New England Benefits. The effective date of the acquisition, for accounting purposes, was November 1, 1993. The acquisition was accounted for using the purchase method. The pro forma effects on the results of operations of the Company after consideration of the acquisition of First New England Benefits are not material.

    Acquisition of Bank Branches
    ____________________________
    During 1995, the Company's subsidiaries, Bethel Savings Bank and Brunswick Federal Savings, acquired four branches from Key Bank of Maine. The total deposits assumed were $27,749,000. The premium paid to Key Bank for these deposits was $1,590,228. In addition to the assumed deposits, the banks acquired real estate, buildings and furniture totalling $498,500 and other miscellaneous assets and liabilities which are immaterial. The effective date of the acquisition was October 28, 1994. The acquisition was accounted for using purchase accounting. Separate financial information on the results of operations of the individual branches was not maintained by the seller or the Company and therefore pro-forma results of operations are not presented.


19. Employee Benefit Plans
__________________________

    Profit Sharing Plan
    ___________________
    The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs were determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses for the profit sharing plan for the years ended June 30, 1995, 1994 and 1993 were $76,000, $84,500 and $97,700, respectively.

    Stock Option Plans
    __________________

    The Company adopted Stock Option Plans in 1987, 1989 and 1992. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted at the fair market value to employees of Bethel Bancorp and Bethel Savings Bank. No taxable gain or loss will be recognized by Bethel Bancorp as a result of the grant or exercise of incentive stock options. In the case of nonqualified stock options, which may be granted to employees and nonemployee directors, the difference between the exercise price and the fair market value of the common stock on the date of exercise will be a tax deductible expense to the Company. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value of the share of common stock on the date the option is granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options, three years for nonqualified stock options in the 1987 plan and five years for nonqualified stock options in the 1989 and 1992 plans.


    In accordance with the Stock Option Plans, a total of 118,000 shares of unissued common stock are reserved for issuance pursuant to incentive stock options and 30,000 shares of unissued common stock are reserved for issuance pursuant to nonqualified stock options.


    A summary of option activity for the years ended June 30, 1995 and 1994 follows:

                                            1995                 1994
                                   _____________________  _____________________
                                                  Non                    Non
                                    Incentive  qualified   Incentive  qualified
                                      Plan       Plan        Plan       Plan
                                   ___________ _________  ___________ _________
    Outstanding at beginning
       of year                         47,500       -         47,500     5,000
     Granted during the year           22,500       -            -        -
     Canceled or exercised during
        the year                        2,000       -            -       5,000
                                  ____________ _________  ___________ _________
    Outstanding at end of year         68,000       -         47,500       -
                                  ============ =========  =========== =========

    Price range of options
       granted                   $10.00 - 22.50     -     $10.00 - 11.38   -

    Average price of options
       outstanding                  $ 14.10         -          10.48       -



    401(k) Plan
    ___________
    The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 3% contributed. For the years ended June 30, 1995, 1994, and 1993, the Company contributed approximately $30,800, $14,700, and $12,500, respectively.

    Stock Purchase Plan
    ___________________
    The Company adopted a stock purchase plan in 1995 which covers substantially all full-time employees with one year of service. The offering will be made quarterly at the market value on the offering termination date. The maximum number of shares which may be granted under the plan is 52,000 shares.


20. Financial Instruments With Off-Balance-Sheet Risk
_____________________________________________________

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Th Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance- sheet instruments.


    Financial instruments with contract amounts which represent credit risk:

                                                   1995             1994
                                              ______________   ______________
    Commitments to originate loans:
       Residential real estate mortgages      $   4,583,000    $   2,446,000
       Commercial real estate mortgages,
          including multi-family
          residential real estate                 1,850,000          783,000
       Commercial business loans                    360,000          115,000
       Consumer                                       4,000          163,000
                                              ______________   ______________
                                                  6,797,000        3,507,000

    Unused lines of credit                        4,331,000        3,897,000
    Standby letters of credit                       341,000          395,000
    Unadvanced portions of construction loans       952,000          606,000


    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    The Company has only limited involvement with derivative financial instruments and they are used for trading purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio. Gains and losses from entering into these types of contracts have been immaterial to the results of operations of the Company. The total value of securities under call and put contracts at any one time is immaterial to the Company s financial position, liquidity, or results of operations.

    The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.


21.  Condensed Parent Information
_________________________________

     Condensed Financial Statements of the Parent Company
     ____________________________________________________

     Balance Sheets
     ______________

                                                      June 30,
                                          _________________________________
                                               1995              1994
                                          _______________   _______________
    Assets

    Cash and due from banks               $       88,921    $    1,156,955
    Investment in subsidiaries                17,357,978        15,100,041
    Premises and equipment, net                  603,763           619,645
    Goodwill, net                              1,032,279         1,135,218
    Other assets                                 331,897           360,822
                                          _______________   _______________
           Total assets                   $   19,414,838    $   18,372,681
                                          ===============   ===============

    Liabilities and Stockholders' Equity

    Note payable                               2,000,000         2,500,000
    Other liabilities                            139,560           116,318
                                          _______________   _______________
                                               2,139,560         2,616,318
    Stockholders' equity                      17,275,278        15,756,363
                                          _______________   _______________
           Total liabilities and
              stockholders' equity        $   19,414,838    $   18,372,681
                                          ===============   ===============



    Statements of Income
    ____________________

                                                Years ended June 30,
                                      ________________________________________
                                          1995          1994          1993
                                      ____________  ____________  ____________
    Income:
      Dividends from banking
        subsidiaries                  $       -         642,000       431,000
      Management fees charged to
        subsidiaries                    1,673,179     1,265,620       220,451
      Other income                         30,083        40,536        90,747
                                      ____________  ____________  ____________
          Total income                  1,703,262     1,948,156       742,198
                                      ____________  ____________  ____________
    Expenses:
      Goodwill amortization               102,939       104,997       101,974
      Origination fee amortization          4,743         4,742         4,905
      Interest on note payable            201,126       174,462       154,159
      Salaries and benefits             1,318,246       856,249       275,427
      Occupancy expense                   125,289       104,832        36,745
      Equipment expense                   159,161        90,012       108,112
      General and administrative
        expenses                          383,980       306,667       224,500
                                      ____________  ____________  ____________
          Total expenses                2,295,484     1,641,961       905,822
                                      ____________  ____________  ____________
          Income (loss) before income
             tax benefit, equity in
             undistributed net income
             of subsidiaries and
             cumulative effect of
             change in accounting
             principle                   (592,222)      306,195      (163,624)

    Income tax benefit                    166,182        81,351       167,255
                                      ____________  ____________  ____________
          Income (loss) before equity
             in undistributed net
             income of subsidiaries
             and cumulative effect of
             change in accounting
             principle                   (426,040)      387,546         3,631

    Equity in undistributed net income
       of subsidiaries                  1,915,421       813,013     1,218,712
                                      ____________  ____________  ____________
          Income before cumulative
             effect of change in
             accounting principle       1,489,381     1,200,559     1,222,343

    Cumulative effect at July 1, 1994
       of change in accounting for
       income taxes                           -         260,000           -
                                      ____________  ____________  ____________
          Net income                  $ 1,489,381   $ 1,460,559   $ 1,222,343
                                      ============  ============  ============


    Statements of Cash Flows
    ________________________

                                               Years ended June 30,
                                         1995          1994          1993
                                     _____________ _____________ _____________
    Cash flows from operating
      activities:
       Net income                    $  1,489,381  $  1,460,559  $  1,222,343
       Adjustments to reconcile net
         income to net cash provided
         (used) by operations:
           Cumulative effect of change
             in accounting principle          -        (260,000)          -
           Amortization                   107,682       109,739       106,879
           Depreciation                   100,321        63,314       115,259
           Undistributed earnings of
             subsidiaries              (1,915,421)     (813,013)   (1,218,712)
           Decrease (increase) in
             other assets                  24,182       (15,634)      (99,921)
           Increase in other
             liabilities                   23,242        23,276       131,458
                                     _____________ _____________ _____________
               Net cash provided
                 (used) by operating
                 activities              (170,613)      568,241       257,306
                                     _____________ _____________ _____________

    Cash flows from investing
      activities:
       Purchase of premises and
         equipment                        (84,439)     (203,782)   (1,105,262)
       Advance to subsidiary                  -             -        (132,280)
       Increase in goodwill                   -         (16,526)          -
                                     _____________ _____________ _____________
               Net cash used by
                investing activities      (84,439)     (220,308)   (1,237,542)
                                     _____________ _____________ _____________
    Cash flows from financing
      activities:
       Proceeds from issuance of
         note payable                         -             -         520,833
       Principal payments on note
         payable                         (500,000)          -             -
       Stock options exercised                -          56,900        65,036
       Proceeds from issuance of
         common stock                       2,193           -             -
       Proceeds from issuance of
         preferred stock                      -         999,992           -
       Dividends paid to stockholders    (315,175)     (278,986)     (242,815)
                                     _____________ _____________ _____________
               Cash flow provided
                (used) by financing
                activities               (812,982)      777,906       343,054
                                     _____________ _____________ _____________
               Net increase
                (decrease) in cash     (1,068,034)    1,125,839      (637,182)

    Cash and cash equivalents,
      beginning of year                 1,156,955        31,116       668,298
                                     _____________ _____________ _____________
    Cash and cash equivalents, end
      of year                        $     88,921  $  1,156,955  $     31,116
                                     ============= ============= =============

    Supplemental schedule of cash
      flow information:
       Interest paid                 $    201,126  $    174,462  $    154,159
       Income taxes paid, net of
         refunds                          794,000       872,500       964,655

    Supplemental schedule of noncash
      investing and financing
      activities:
       Transfer of equipment and net
         assets in exchange for
         ownership of nonbanking
         subsidiary                           -             -         575,350
       Net change in valuation for
         unrealized (gains) losses on
         available for sale
         securities                      (342,516)      549,444      (111,421)
       Advance contributed as capital
         to nonbanking subsidiary             -         241,790           -



22. Fair Value of Financial Instruments
_______________________________________

    Fair value estimates, methods, and assumptions are set forth below for the Company's significant financial instruments.

    Cash and Cash Equivalents
    _________________________
    The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values at June 30, 1995 and 1994, as these financial instruments have short maturities.

    Trading Account Securities, Available for Sale Securities and Held to
    _____________________________________________________________________
    Maturity Securities
    ___________________
    The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near June 30, 1995 and 1994.

    Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amounts could have changed.

    Federal Home Loan Bank Stock
    ____________________________
    This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

    Loans Held for Sale
    ___________________
    The fair value of loans held for sale is estimated based on bid quotations received from securities dealers at or near June 30, 1995 and 1994.

    Loans
    _____
    Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

    Fair value for significant non-performing loans is based on estimated cash flows and is discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and historical information.

    Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale.

    Accrued Interest Receivable
    ___________________________
    The fair market value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

    Deposits
    ________
    The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of June 30, 1995 and 1994. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

    The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered at June 30, 1995 and 1994, the fair value of the Company's net assets could increase.

    Borrowed Funds, Notes Payable and Repurchase Agreements
    _______________________________________________________
    The fair value of the Company s borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.

    The fair value of the notes payable approximates the carrying value at June 30, 1995 and 1994, as the interest rates adjust periodically.

    The fair value of repurchase agreements approximates the carrying value at June 30, 1995, as these financial instruments have a short maturity.

    Commitments to Originate Loans
    ______________________________
    The Company has not estimated the fair value of commitments to originate loans due to their short term nature and their relative immateriality.

    Limitations
    ___________
    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.


    The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 1995 and 1994:

                                                      June 30, 1995                      June 30, 1994
                                             ________________________________   ________________________________
                                                 Carrying        Estimated           Carrying       Estimated
                                                  value          fair value           value         fair value
                                             _______________  _______________   _______________  _______________
    Non-Trading Instruments:

    Financial assets:
      Cash and cash equivalents              $  14,740,000    $  14,740,000     $  11,337,000    $  11,337,000
      Available for sale securities             10,148,000       10,148,000         2,060,000        2,060,000
      Held to maturity securities                      -                -           8,020,000        7,359,000
      Federal Home Loan Bank stock               2,150,000        2,150,000         2,345,000        2,345,000
      Loans held for sale                          529,000          532,000           521,000          526,000
      Loans                                    167,440,000      166,290,000       155,998,000      156,447,000
      Interest receivable                        1,139,000        1,139,000           847,000          847,000

    Financial liabilities:
      Deposits (with no stated maturity)        60,381,000       60,381,000        51,842,000       51,842,000
      Time deposits                             86,739,000       86,614,000        72,464,000       73,378,000
      Borrowed funds                            35,700,000       35,670,000        45,900,000       45,404,000
      Notes payable                              2,010,000        2,010,000         2,520,000        2,520,000
      Repurchase agreements                      2,585,000        2,585,000               -                -

    Trading Instruments:

    Financial assets:
      Trading account securities                     1,400            1,400           173,000          173,000



    Independent Auditors' Report
    ____________________________

    The Board of Directors
    Bethel Bancorp and Subsidiaries:


    We have audited the accompanying consolidated statement of financial condition of Bethel Bancorp and subsidiaries as of June 30, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Bethel Bancorp and subsidiaries as of June 30, 1994 and for each of the years in the two-year period ended June 30, 1994, were audited by other auditors whose report thereon dated August 5, 1994 included an explanatory paragraph that described the Company's change in its method of accounting for income taxes in 1994 to adopt provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes on July 1, 1993, as discussed in notes 1 and 17 to the financial statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bethel Bancorp and subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


    Portland, Maine                             /s/  Baker Newman & Noyes
                                                ___________________________
    August 11, 1995                               Limited Liability Company




                          Independent Auditors Report




The Board of Directors
Bethel Bancorp and Subsidiaries:


We have audited the accompanying consolidated statement of financial condition of Bethel Bancorp and subsidiaries as of June 30, 1994 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bethel Bancorp and subsidiaries as of June 30, 1994 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in note 1 and 17, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes on July 1, 1993.




Portland, Maine                                /s/  KPMG Peat Marwick LLP
                                              ____________________________
August 5, 1994



     (b)   Supplementary Financial Information
           ___________________________________


Bethel Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth
Interest Rates and Interest Differential
Years Ended June 30, 1995, 1994 and 1993



June 30, 1995
_____________
                                                         Interest     Average
                                         Average          Income/      Yield/
                                         Balance          Expense       Rate
                                      ______________  ______________  _______
Assets:

Earning Assets:
     Securities Held to Maturity      $   3,368,307   $     265,671    7.89%
     Securities Available for Sale          971,763          60,159    6.19%
     Trading Securities                     186,757           1,165    0.62%
     Mortgage-backed Securities          15,181,721       1,088,420    7.17%
     Loans (3)                          164,344,609      15,085,138    9.18%
     FHLB Overnight Deposits & Other      7,763,217         422,372    5.44%
                                      ______________  ______________  _______
Total Earning Assets                    191,816,374      16,922,925    8.82%
                                      ______________  ______________  _______
Non-interest Earning Assets:
     Cash & Due from Banks                3,342,796
     Premise & Equip Net                  3,594,335
     Other Assets                         8,078,832
     (Allowance for Loan Loss)           (2,569,032)
                                      ______________
Total Assets                          $ 204,263,305
                                      ==============
Liabilities & Net Worth:

Interest Bearing Liabilities:
     Deposits
       Now                            $  14,673,951   $     264,143    1.80%
       Money Market                      14,352,970         455,080    3.17%
       Savings                           23,027,846         610,415    2.65%
       Time                              80,114,965       4,113,465    5.13%
                                      ______________  ______________  _______
         Total Deposits                 132,169,732       5,443,103    4.12%
     Repurchase Agreements                1,776,296          84,921    4.78%
     Other Borrowed Funds                43,496,049       2,524,896    5.80%
                                      ______________  ______________  _______
Total Interest Bearing Liabilities      177,442,077       8,052,920    4.54%

Non-interest Bearing Liabilities
     Demand                               8,526,363
     Other                                1,904,767

     Net Worth                           16,390,098
                                      ______________
Total Liabilities & Net Worth         $ 204,263,305
                                      ==============

        Net Interest Income                           $   8,870,005
                                                      ==============

Interest Rate Spread  (1)                                              4.28%
Net yield on Interest Earning
   Assets (2)                                                          4.62%
Equity to Assets Ratio (4)                                             8.02%



June 30, 1994
_____________

                                                          Interest    Average
                                         Average           Income/     Yield/
                                         Balance           Expense      Rate
                                      ______________  ______________  _______
Assets:

Earning Assets:
     Securities Held to Maturity      $   2,999,200  $      205,242    6.84%
     Securities Available for Sale        1,953,884         122,634    6.28%
     Trading Securities                      88,531              85    0.10%
     Mortgage-backed Securities           4,593,959         294,037    6.40%
     Loans (3)                          155,786,903      13,161,935    8.45%
     FHLB Overnight Deposits & Other      7,349,656         252,308    3.43%
                                      ______________  ______________  _______
Total Earning Assets                    172,772,133      14,036,241    8.12%
                                      ______________  ______________  _______

Non-interest Earning Assets:
     Cash & Due from Banks                2,689,517
     Premise & Equip Net                  3,246,385
     Other Assets                         6,365,909
     (Allowance for Loan Loss)           (2,311,357)
                                      ______________
Total Assets                          $ 182,762,587
                                      ==============

Liabilities & Net Worth:

Interest Bearing Liabilities:
     Deposits
       Now                            $  11,761,069         197,412    1.68%
       Money Market                      15,248,339         452,620    2.97%
       Savings                           20,955,884         521,298    2.49%
       Time                              70,645,721       3,295,445    4.66%
                                      ______________  ______________  _______
         Total Deposits                 118,611,013       4,466,775    3.77%
     Repurchase Agreements                        0               0    0.00%
     Other Borrowed Funds                38,535,140       2,012,937    5.22%
                                      ______________  ______________  _______
Total Interest Bearing Liabilities      157,146,153       6,479,712    4.12%
                                      ______________  ______________  _______
Non-interest Bearing Liabilities
     Demand                               5,578,538
     Other                                5,004,547

     Net Worth                           15,033,349
                                      ______________
Total Liabilities & Net Worth         $ 182,762,587
                                      ==============

        Net Interest Income                           $   7,556,529
                                                      ==============

Interest Rate Spread  (1)                                              4.00%
Net yield on Interest Earning
   Assets (2)                                                          4.37%
Equity to Assets Ratio (4)                                             8.23%




June 30, 1993
_____________

                                                         Interest    Average
                                         Average          Income/     Yield/
                                         Balance          Expense      Rate
                                      ______________  ______________ _______
Assets:

Earning Assets:
     Securities Held to Maturity      $   2,079,640   $     127,767    6.14%
     Securities Available for Sale        4,848,227         313,983    6.48%
     Trading Securities                     105,006              30    0.03%
     Mortgage-backed Securities           1,765,205         111,565    6.32%
     Loans                              150,890,097      13,582,351    9.00%
     FHLB Overnight Deposits & Other      6,365,556         222,829    3.50%
                                      ______________  ______________  _______
Total Earning Assets                    166,053,731      14,358,525    8.65%

Non-interest Earning Assets:
     Cash & Due from Banks                2,863,489
     Premise & Equip Net                  2,935,822
     Other Assets                         3,308,027
     (Allowance for Loan Loss)           (1,839,000)
                                      ______________
Total Assets                          $ 173,322,069
                                      ==============

Liabilities & Net Worth:

Interest Bearing Liabilities:
     Deposits
       Now                            $  10,142,541         320,372    3.16%
       Money Market                      14,495,100         503,743    3.48%
       Savings                           19,366,076         645,627    3.33%
       Time                              72,674,198       3,736,924    5.14%
                                      ______________  ______________  _______
         Total Deposits                 116,677,915       5,206,666    4.46%
     Repurchase Agreements                        0               0    0.00%
     Other Borrowed Funds                36,296,860       1,947,902    5.37%
                                      ______________  ______________  _______
Total Interest Bearing Liabilities      152,974,775       7,154,568    4.68%
                                      ______________  ______________  _______

Non-interest Bearing Liabilities
     Demand                               5,512,977
     Other                                1,228,004

     Net Worth                           13,606,313
                                      ______________
Total Liabilities & Net Worth         $ 173,322,069
                                      ==============

        Net Interest Income                           $   7,203,957
                                                      ==============

Interest Rate Spread  (1)                                              3.97%
Net yield on Interest Earning Assets (2)                               4.34%
Equity to Assets Ratio (4)                                             7.85%




(1.) Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
(2.) Net yield on interest earning assets is net interest income divided by average earning assets.
(3.)  Non-accruing loans are included in the average of net loans.
(4.)  Average equity divided by average assets.



Bethel Bancorp Consolidated
Changes in Net Interest Income
Years Ended June 30, 1995 and 1994



June 30, 1995 Compared to June 30, 1994
_______________________________________

                              Variance     Variance     Variance
                               Due to       Due to       Due to       Total
                                Rate        Volume    Rate/Volume    Variance
                            ____________ ____________ ____________ ____________
Interest Earning Assets:

Securities Held to Maturity $    31,316  $    25,259  $     3,854  $    60,429
Securities Available for
   Sale                          (1,675)     (61,642)         842      (62,475)
Trading Securities                  468           94          518        1,080
Mortgage-backed Securities       35,317      677,671       81,395      794,383
Loans                         1,137,694      723,013       62,496    1,923,203
FHLB Overnight Deposits
   & Other                      147,563       14,197        8,304      170,064
                            ____________ ____________ ____________ ____________
Total Income on Earning
   Assets                     1,350,683    1,378,592      157,409    2,886,684
                            ____________ ____________ ____________ ____________

Interest Bearing
   Liabilities:

Deposits:
  Now                            14,297       48,893        3,541       66,731
  Money Market                   30,849      (26,577)      (1,81)        2,461
  Savings                        34,194       51,542        3,381       89,117
  Time                          331,826      441,716       44,477      818,019
                            ____________ ____________ ____________ ____________
    Total Deposits              411,166      515,574       49,588      976,328

Repurchase Agreements                 0       84,921            0       84,921
Borrowed funds                  223,984      259,140       28,835      511,959
                            ____________ ____________ ____________ ____________
Total Interest Expense          635,150      859,635       78,423    1,573,208
                            ____________ ____________ ____________ ____________

                            ____________ ____________ ____________ ____________
Change in Net interest
   Income                   $   715,533  $   518,957  $    78,986  $ 1,313,476
                            ============ ============ ============ ============


June 30, 1994 Compared to June 30, 1993
_______________________________________


                              Variance     Variance     Variance
                               Due to       Due to       Due to       Total
                                Rate        Volume    Rate/Volume    Variance
                            ____________ ____________ ____________ ____________

Interest Earning Assets:

Securities Held to Maturity $    14,548  $    56,495  $     6,432  $    77,475
Securities Available for
   Sale                          (9,688)    (187,445)       5,784     (191,349)
Trading Securities                   71           (5)         (11)          55
Mortgage-backed Securities        1,417      178,784        2,271      182,472
Loans                          (834,131)     440,785      (27,070)    (420,416)
FHLB Overnight Deposits
   & Other                       (4,305)      34,449         (665)      29,479
                            ____________ ____________ ____________ ____________
Total Income on Earning
   Assets                      (832,088)     523,063      (13,259)    (322,284)
                            ____________ ____________ ____________ ____________

Interest Bearing
   Liabilities:

Deposits:
  Now                           150,127      (51,124)      23,957      122,960
  Money Market                   73,482      (26,177)       3,818       51,123
  Savings                       163,877      (53,001)      13,453      124,329
  Time                          346,856      104,304       (9,681)     441,479
                            ____________ ____________ ____________ ____________
    Total Deposits              734,342      (25,998)      31,547      739,891

Repurchase Agreements                 0            0            0            0
Borrowed funds                   51,884     (120,119)       3,200      (65,035)
                            ____________ ____________ ____________ ____________
Total Interest Expense          786,226     (146,117)      34,747      674,856
                            ____________ ____________ ____________ ____________

                            ____________ ____________ ____________ ____________
Change in Net interest
   Income                   $   (45,862) $    376,946 $     21,488 $   352,572
                            ============ ============ ============ ============



This table reflects changes in net interest income attributable to the change in interest rates and the change in the volume of interest-bearing assets and liabilities. Amounts attributable to the change in rate are based upon the change in rate multiplied by the prior year's volume. Amounts attributable to the change in volume are based upon the changes in volume multiplied by the prior year's rate. The combined effect of changes in both volume and rate are calculated multiplying the change in rate by the change in volume.



Bethel Bancorp Consolidated
Maturities and Repricing of Loans
As of June 30, 1995


                     1 Year     1 to 5     5 to 10     Over 10      Total
                    or Less      Years       Years       Years       Loans
                  ___________ ___________ ___________ ___________ ____________
Mortgages:
Residential       $49,236,024 $ 8,448,181 $ 6,426,310 $52,491,666 $116,602,181
Commercial         17,396,393   2,848,422     559,323   1,742,370   22,546,508
Construction        2,390,954           0           0           0    2,390,954

Non-Mortgage
   Loans :
Commercial         10,723,352     751,488     107,181     599,491   12,181,512
Consumer            2,350,045   4,591,878   2,053,321   7,119,273   16,114,517
                  ___________ ___________ ___________ ___________ ____________
Total Loans       $82,096,768 $16,639,969 $ 9,146,135 $61,952,800 $169,835,672
                  =========== =========== =========== =========== ============

Loans due afer
   1 year:
Fixed             $77,834,821
Variable            9,904,083
                  ___________
Total due after
    1 year:       $87,738,904
                  ===========

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Bethel Bancorp Consolidated
Securities Held to Maturity
Years Ended June 30, 1995, 1994 and 1993


Securities Held to Maturity               June 30,     June 30,     June 30,
                                            1995         1994         1993
______________________________________   __________   __________   __________
Book Value (thousands)

U.S. Government and Agency Obligations   $       0    $   1,383    $       0

Mortgage-backed Securities                       0        5,669            0

FNMA Guaranteed REMIC                            0          968            0
                                         __________   __________   __________
Total Securities Held to Maturity        $       0    $   8,020    $       0
                                         ==========   ==========   ==========


This table sets forth the book value of securities held to maturity at the dates indicated.
During 1995, the Company transferred all its securities from held to maturity to avaulable for sale. (See financial statement footnote #3).


Bethel Bancorp Consolidated
Securities Available for Sale
Years Ended June 30, 1995, 1994 and 1993


Securities Available for Sale             June 30,     June 30,     June 30,
                                            1995         1994         1993
___________________________________      __________   __________   __________
Market Value (thousands)

U.S. Government and Agency Obligations   $     239    $     227    $   2,564

Mortgage-backed Securities                   9,298        1,265        2,092

Other Bonds                                    141          129           27

Equity Securities                              470          439          375
                                         __________   __________   __________
Total Securities Available for Sale      $  10,148    $   2,060    $   5,058
                                         ==========   ==========   ==========


This table sets forth the market value of securities available for sale at the dates indicated.



Bethel Bancorp Consolidated
Investment Maturity

                                                   Weighted
Securities Available for Sale                      Average        Carrying
As of June 30, 1995                                  Rate           Value
______________________________________________   ____________   ____________
Due in one Year                                          -              -
Due after one year through five years                    -              -
Due after five years through ten years                 5.61%    $   380,661
Due after ten years                                      -              -
Mortgage-backed securities maturing
  December 2007 to November 2024                       6.72%      9,297,505
                                                 ____________   ____________
Total Securities Available for Sale                    6.68%    $ 9,678,166
                                                 ============   ============


This table sets forth the anticipated maturities of securities available for sale and the respective weighted average rates within these ranges.



Bethel Bancorp Consolidated
Loan Portfolio
Years Ended June 30, 1995, 1994, 1993, 1992 and 1991


June 30, 1995
_____________
                                                                 Percent of
                                                    Amount      Total Loans
                                                 ____________   ____________
Loan Portfolio (thousands)

Residential Mortgage                             $  117,723         69.32%
Consumer & Other                                     16,115          9.49%
Commercial Mortgage                                  23,816         14.02%
Commercial                                           12,182          7.17%
                                                 ____________   ____________
     Total Loans                                    169,836        100.00%
                                                 ____________   ____________
Less: Allowance for loan losses                       2,396
                                                 ____________
     Net Loans                                   $  167,440
                                                 ============



June 30, 1994
_____________
                                                                Percent of
                                                    Amount      Total Loans
                                                 ____________   ____________
Loan Portfolio (thousands)

Residential Mortgage                             $  110,461         69.71%
Consumer & Other                                     14,076          8.88%
Commercial Mortgage                                  22,463         14.18%
Commercial                                           11,461          7.23%
                                                 ____________   ____________
     Total Loans                                    158,461        100.00%
                                                 ____________   ____________
Less: Allowance for loan losses                       2,463
                                                 ____________
     Net Loans                                   $  155,998
                                                 ============


June 30, 1993
_____________

                                                                Percent of
                                                    Amount      Total Loans
                                                 ____________   ____________
Loan Portfolio (thousands)

Residential Mortgage                             $  108,079         71.69%
Consumer & Other                                     12,129          8.05%
Commercial Mortgage                                  20,051         13.30%
Commercial                                           10,497          6.96%
                                                 ____________   ____________
     Total Loans                                    150,756        100.00%
                                                 ____________   ____________
Less: Allowance for loan losses                       2,123
                                                 ____________
     Net Loans                                   $  148,633
                                                 ============


June 30, 1992
_____________
                                                                Percent of
                                                    Amount      Total Loans
                                                 ____________   ____________
Loan Portfolio (thousands)

Residential Mortgage                             $  102,594         72.54%
Consumer & Other                                     10,958          7.75%
Commercial Mortgage                                  15,172         10.73%
Commercial                                           12,707          8.98%
                                                 ____________   ____________
     Total Loans                                    141,431        100.00%
                                                 ____________   ____________
Less: Allowance for loan losses                       1,555
                                                 ____________   ____________
     Net Loans                                   $  139,876
                                                 ============


June 30, 1991
_____________
                                                                 Percent of
                                                    Amount       Total Loans
                                                 ____________   ____________
Loan Portfolio (thousands)

Residential Mortgage                             $   91,926         75.44%
Consumer & Other                                      9,270          7.61%
Commercial Mortgage                                  11,451          9.40%
Commercial                                            9,202          7.55%
                                                 ____________   ____________
     Total Loans                                    121,849        100.00%
                                                 ____________   ____________
Less: Allowance for loan losses                       1,005
                                                 ____________
     Net Loans                                   $  120,844
                                                 ============


This table shows the Bank's loan distribution at the end of each of the last five years.


Bethel Bancorp Consolidated
Allowance for Loan Losses
Years Ended June 30, 1995, 1994, 1993, 1992 and 1991




June 30, 1995
______________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                   Amount       Total Loans
                                               _____________   _____________
Allowance for Loan Losses (thousands)

Real Estate                                    $       593         69.32%
Commercial Mortgage                                    237         14.02%
Commercial & Installment                               374         16.66%
Unallocated                                          1,192          0.00%
                                               _____________   _____________
     Total Loans                               $     2,396        100.00%
                                               =============   =============


June 30, 1994
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                   Amount       Total Loans
                                               _____________   _____________
Allowance for Loan Losses (thousands)

Real Estate                                    $       649         69.71%
Commercial Mortgage                                    232         14.18%
Commercial & Installment                               387         16.11%
Unallocated                                          1,195          0.00%
                                               _____________   _____________
     Total Loans                               $     2,463        100.00%
                                               =============   =============


June 30, 1993
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                  Amount        Total Loans
                                               _____________   _____________
Allowance for Loan Losses (thousands)
Real Estate                                    $     1,221         71.69%
Commercial Mortgage                                    256         13.30%
Commercial & Installment                               390         15.01%
Unallocated                                            256          0.00%
                                               _____________   _____________
     Total Loans                               $     2,123        100.00%
                                               =============   =============


June 30, 1992
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                  Amount        Total Loans
                                               _____________   _____________
Allowance for Loan Losses (thousands)

Real Estate                                    $       632         72.54%
Commercial Mortgage                                    250         10.73%
Commercial & Installment                               473         16.73%
Unallocated                                            200          0.00%
                                               _____________   _____________
     Total Loans                               $     1,555        100.00%
                                               =============   =============


June 30, 1991
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                  Amount        Total Loans
                                               _____________   _____________
Allowance for Loan Losses (thousands)

Real Estate                                    $       414         75.44%
Commercial Mortgage                                    125          9.40%
Commercial & Installment                               322         15.16%
Unallocated                                            144          0.00%
                                               _____________   _____________
     Total Loans                               $     1,005        100.00%
                                               =============   =============

This table shows how the allowance for loan losses was allocated for the periods indicated.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to pay. Management also obtains appraisals when considered necessary.




Bethel Bancorp Consolidated
Non-performing Ratios
Years Ended June 30, 1995, 1994, 1993, 1992 and 1991

                              June 30,  June 30,  June 30,  June 30,  June 30,
                                1995      1994      1993      1992      1991
                              ________  ________  ________  ________  ________
Non-performing loans
    (thousands)

   Mortgages                  $ 2,152   $ 2,047   $ 2,308   $ 1,425   $ 1,386
   Other                          114       676       181       173       120
                              ________  ________  ________  ________  ________
Total non-performing loans      2,266     2,723     2,489     1,598     1,506

   Other Real Estate Owned      1,373     1,994     2,308     2,096     1,164
                              ________  ________  ________  ________  ________
Total non-performing assets   $ 3,639   $ 4,717   $ 4,797   $ 3,694   $ 2,670
                              ========  ========  ========  ========  ========

                              ________  ________  ________  ________  ________
Total non-performing loans
   to total loans               1.33%     1.72%     1.65%     1.13%     1.24%
                              ========  ========  ========  ========  ========

                              ________  ________  ________  ________  ________
Total non-performing assets
   to total assets              1.75%     2.47%     2.68%     2.25%     1.83%
                              ========  ========  ========  ========  ========


This table sets forth certain information concerning non-performing loans and assets and the ratios of non-performing loans and assets to the total loans and to total assets at the dates indicated.

Non-performing loans are problem loan accounts where the Company has ceased accrual of interest because the loan is 90 days past due or because collectability is doubtful, whichever is earlier.

Management believes that all loans that are considered potential problems are disclosed in the current non-performing loans table above with the exception of loans internally rated substandard. At June 30, 1995, the Company had approximately $3,623,000 of loans classified as substandard that could potentially become non-performing due to previous delinquencies or marginal cash flows.

No loans greater than 90 days past due are on accrual status and there are no troubled debt restructurings not disclosed above.

Refer to the financial statement footnotes #1 & #5 for further discussion of the Company's non-performing loans.





Bethel Bancorp Consolidated
Summary of Loan Losses Experience (in thousands)
Years Ended June 30, 1995, 1994, 1993, 1992 and 1991


                              June 30,  June 30,  June 30,  June 30,  June 30,
                                1995      1994      1993      1992      1991
                              ________  ________  ________  ________  ________
Average net loans outstanding,
   During period              $161,342  $153,476  $149,051  $131,721  $115,290
                              ========  ========  ========  ========  ========
Net loans outstanding,
   End of period              $167,440  $155,998  $148,633  $139,876  $120,844
                              ========  ========  ========  ========  ========
Allowance for loan losses,
   Beginning of period        $  2,463  $  2,123  $  1,555  $  1,005   $   765

Loans charged off:
   Mortgage                        419       351       203         0         0
   Commercial/installment          342       379       110       196       258
                              ________  ________  ________  ________  ________
Total loans charged off            761       730       313       196       258
                              ________  ________  ________  ________  ________

Recoveries on amounts
previously charged off:
   Mortgage                          8        25         0         0         0
   Commercial/installment           45        24        29        13        11
                              ________  ________  ________  ________  ________
Total Recoveries                    53        49        29        13        11
                              ________  ________  ________  ________  ________

Net loans charged off              708       681       284       183       247
Provision for loan losses          641     1,021       852       733       487
                              ________  ________  ________  ________  ________
Allowance for loan losses,
   End of period              $  2,396  $  2,463  $  2,123  $  1,555  $  1,005
                              ========  ========  ========  ========  ========


                              ________  ________  ________  ________  ________
Net loans charged-off as a
percentage of average loans
outstanding                      0.44%     0.44%     0.19%     0.14%     0.21%
                              ========  ========  ========  ========  ========


                              ________  ________  ________  ________  ________
Allowance for loan losses,
as a percentage of net loans
outstanding at the end of
period                           1.43%     1.58%     1.43%     1.11%     0.83%
                              ========  ========  ========  ========  ========



This table summaries loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.



Bethel Bancorp Consolidated
Average Deposits and Rates (thousands)
Years Ended June 30, 1995, 1994 and 1993


                               June 30, 1995    June 30, 1994    June 30, 1993
                              _______________  _______________  _______________
                               Amount   Rate    Amount   Rate    Amount   Rate
                              ________  _____  ________  _____  ________  _____
Average Deposits:

Non-interest bearing demand
   deposits                   $  8,526  0.00%  $  5,579  0.00%  $  5,513  0.00%
Regular savings                 23,028  2.65%    20,956  2.49%    19,366  3.33%
NOW and Money Market            29,027  2.48%    27,009  2.41%    24,638  3.35%
Time deposits                   80,115  5.13%    70,646  4.66%    72,674  5.14%
                              ________  _____  ________  _____  ________  _____
Total Average Deposits        $140,696  3.87%  $124,190  3.60%  $122,191  4.26%
                              ========  =====  ========  =====  ========  =====


This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.



Bethel Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 1995

                                                            Balance
                                                          ____________
Time Deposits $100,000 & Over (in thousands):

3 months or less                                          $    3,997
Over 3 through 6 months                                        2,531
Over 6 through 12 months                                       4,039
Over 12 months                                                 4,751
                                                          ____________
Total Time Deposits $100,000 & Over                       $   15,318
                                                          ============



Bethel Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 1995
(in thousands)


                              Less Than    1-5     Over 5                % of
                                1 Year    Years     Years     Total     Total
                              _________ _________ _________ _________ ________
Earning Assets

Real Estate Loans:
  Fixed                       $  1,722  $  1,505  $ 61,220  $ 64,447   33.30%
  Variable                      67,301     9,792         0    77,093   39.83%
                              _________ _________ _________ _________ ________
Total Real Estate Loans         69,023    11,297    61,220   141,540   73.13%
                              _________ _________ _________ _________ ________

Non-Real Estate Loans:
  Fixed                            802     5,231     9,879    15,912    8.22%
  Variable                      12,272       112         0    12,384    6.40%
                              _________ _________ _________ _________ ________
Total Non-Real Estate Loans     13,074     5,343     9,879    28,296   14.62%
                              _________ _________ _________ _________ ________

Investment Securities & Other
 Earning Assets                 11,415         0    12,298    23,713   12.25%

                              _________ _________ _________ _________ ________
Total Earning Assets          $ 93,512  $ 16,640  $ 83,397  $ 193,549 100.00%
                              ========= ========= ========= ========= ========

Interest-Bearing Liabilities

Deposits:
  Regular savings, value,
    & club accounts           $ 23,697  $      0  $      0  $ 23,697   13.56%
  NOW Accounts                  14,210         0         0    14,210    8.13%
  Money market accounts         12,762         0         0    12,762    7.30%
  Certificates of deposit       53,959    31,746        34    85,739   49.08%
                              _________ _________ _________ _________ ________
Total Deposits                 104,628    31,746        34   136,408   78.08%
                              _________ _________ _________ _________ ________

Repurchase Agreements            2,585         0         0     2,585    1.48%

Borrowings                      25,400    10,300         0    35,700   20.44%

                              _________ _________ _________ _________ ________
Total Interest-bearing
 Liabilities                  $132,613  $ 42,046  $     34  $174,693  100.00%
                              ========= ========= ========= ========= ========

Excess(deficiency) of earning
assets over interest-bearing  _________ _________ _________ _________
liabilities                    (39,101)  (25,406)   83,363    18,856
                              ========= ========= ========= =========

Cumulative excess (deficiency)
of earning assets over        _________ _________ _________ _________
interest-bearing liabilities   (39,101)  (64,507)   18,856    18,856
                              ========= ========= ========= =========

Cumulative excess (deficiency)
of earning assets over
interest-bearing liabilities  _________ _________ _________ _________
as a % of total assets        (-18.84%) (-31.09%)    9.09%     9.09%
                              ========= ========= ========= =========


This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1995.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liability model has these core deposits designated in a five year or greater maturity bucket and not one year or less as the above schedule shows. Because of this difference, the Company does not consider its position to be negative as the schedule above.


    (1)  Selected Quarterly Financial Data
         _________________________________



Bethel Bancorp Consolidated
Quarterly Data
As of June 30, 1995

                           1st Qtr       2nd Qtr        3rd Qtr      4th Qtr
                           Sept. 30      Dec. 31        Mar. 31      June 30
                             1994          1994          1995          1995
                         ____________  ____________  ____________  ____________
Interest Income
  Interest on loans      $ 3,577,983   $ 3,695,313   $ 3,811,479   $ 4,000,363
  Interest & dividends
    on investments &
    available for sale
    securities               321,218       467,246       532,491       516,832
                         ____________  ____________  ____________  ____________
Total Interest Income      3,899,201     4,162,559     4,343,970     4,517,195
                         ____________  ____________  ____________  ____________
Interest Expense
  Interest on Deposits     1,152,639     1,301,403     1,410,185     1,578,876
  Interest on Repurchase
    Agreements                   -          21,442        25,721        37,758
  Interest on Borrowings     635,636       597,446       628,564       663,250
                         ____________  ____________  ____________  ____________
Total Interest Expense     1,788,275     1,920,291     2,064,470     2,279,884
                         ____________  ____________  ____________  ____________
Net Interest Income        2,110,926     2,242,268     2,279,500     2,237,311
Provision for Loan Losses    180,317       168,497       145,776       146,044
                         ____________  ____________  ____________  ____________
Net Interest Income after
  Provision for Loan
  Losses                   1,930,609     2,073,771     2,133,724     2,091,267

Securities Transactions       17,092       214,859       150,061        37,301
Other Operating Income       392,723       443,771       393,324       467,310
Other Operating Expense    1,705,467     2,087,524     2,030,353     2,164,532
                         ____________  ____________  ____________  ____________
Income Before Income
  Taxes                      634,957       644,877       646,756       431,346
Income Tax Expense           229,245       237,763       238,683       162,864
                         ____________  ____________  ____________  ____________
Net Income               $   405,712   $   407,114   $   408,073   $   268,482
                         ============  ============  ============  ============

Net Income Per Common
  Share:
     Primary earnings
       per share         $      0.60   $      0.61   $      0.61   $      0.38
     Fully diluted
       earnings per
       share             $      0.55   $      0.56   $      0.56   $      0.37



Bethel Bancorp Consolidated
Quarterly Data
As of June 30, 1994

                           1st Qtr        2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30       Dec. 31       Mar. 31       June 30
                             1993          1993          1994          1994
                         ____________  ____________  ____________  ____________
Interest Income
  Interest on loans      $ 3,298,431   $ 3,254,326   $ 3,336,749   $ 3,272,429
  Interest & dividends
    on investments &
    available for sale
    securities               190,647       175,085       222,899       285,675
                         ____________  ____________  ____________  ____________
Total Interest Income      3,489,078     3,429,411     3,559,648     3,558,104
                         ____________  ____________  ____________  ____________

Interest Expense
  Interest on Deposits     1,197,454     1,128,247     1,053,807     1,087,267
  Interest on Borrowings     458,470       450,122       491,091       613,254
                         ____________  ____________  ____________  ____________
Total Interest Expense     1,655,924     1,578,369     1,544,898     1,700,521
                         ____________  ____________  ____________  ____________

Net Interest Income        1,833,154     1,851,042     2,014,750     1,857,583
Provision for Loan
  Losses                     179,235       358,195       186,908       296,457
                         ____________  ____________  ____________  ____________
Net Interest Income
  after Provision for
  Loan Losses              1,653,919     1,492,847     1,827,842     1,561,126

Securities Transactions       60,775       152,701       137,916        (4,360)
Other Operating Income       656,947       547,924       496,244       410,338
Other Operating Expense    1,825,489     1,726,328     1,878,886     1,664,961
                         ____________  ____________  ____________  ____________
Income Before Income
  Taxes and Cumulative
  Effect of Change in
  Accounting Principle       546,152       467,144       583,116       302,143
Income Tax                   228,011       130,017       230,975       108,993
                         ____________  ____________  ____________  ____________
Income After Taxes and
  Before Cumulative
  Effect of Change in
  Acounting Principle        318,141       337,127       352,141       193,150
Cumulative Effect of
  Change in Accounting
  Principle                  260,000           -             -             -
                         ____________  ____________  ____________  ____________
Net Income               $   578,141   $   337,127   $   352,141   $   193,150
                         ____________  ____________  ____________  ____________
Net Income Per Common
  Share Before
  Cumulative Effect of
  Change in Accounting
  Principle:
     Primary earnings
       per share         $      0.54   $     0.56    $      0.56   $      0.26
     Fully diluted
       earnings per
       share             $      0.53   $     0.55    $      0.56   $      0.26
Net Income Per Common
  Share:
     Primary earnings
       per share         $      1.00   $     0.56    $      0.56   $      0.26





        (2)  Information on the Effects of Changing Prices
             _____________________________________________

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

        (3)  Information About Oil and Gas Producing Activities
             __________________________________________________

              Not Applicable.


Item 9. Changes in and Disagreements with Accountants on
        ________________________________________________
        Accounting and Financial Disclosure.
        ____________________________________



KPMG Peat Marwick LLP was previously the principal accountants for Bethel Bancorp. On February 6, 1995, that firm's appointment as principal accountants was terminated and Baker Newman & Noyes, Limited Liability Company was engaged as principal accountants. The decision to change accountants has been approved by the Board of Directors on February 6, 1995.

In connection with the audits of the two fiscal years ended June 30, 1994 and the subsequent interim period through February 6, 1995, there were no disagreements with KPMG Peat Marwick on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of Bethel Bancorp as of and for the years ended June 30, 1994 and 1993 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


                                 PART III


Item 10.     Directors and Executive Officers of the Registrant.
             ___________________________________________________

   The "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" sections of the Company's definitive
Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.     Executive Compensation
             ______________________

   The "Excutive Compensation and Other Information" section of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management
             ______________________________________________________________

   The "Election of Directors" section of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions
             ______________________________________________

   The "Transaction with Management" section of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.


                                  PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ________________________________________________________________



        (a)  List of Financial Statements Filed as Part of This Report
             _________________________________________________________

              The following financial statements are submitted herewith in response to Part II Item 8:

              Consolidated Statements of Financial Condition as of June 30, 1995 and 1994

              Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993

              Consolidated Statements of Changes in Stockholder's Equity for the years ended June 30, 1995, 1994 and 1993

              Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993


        (b)  Reports on Form 8-K
             ___________________

              Not Applicable.


        (c)  Exhibits
             ________

             The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.


2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

3.1 Conformed Articles of Incorporation of Bethel Bancorp are filed herewith as Exhibit 3.1

3.2       Bylaws of Bethel Bancorp are filed herewith as Exhibit 3.2

10.1*     Employment Agreement between Bethel Savings Bank,
          F.S.B. and James D. Delamater, incorporated by reference to Bethel Bancorp's Registration Statement on
          Form S-1 (No. 33-12815), filed with the Securities and
          Exchange Commission.

10.2* 1987 Stock Option Plan of Bethel Bancorp, incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.3* 1989 Stock Option Plan of Bethel Bancorp is incorporated by reference to Exhibit 10.6 to Bethel
          Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994



10.4* 1992 Stock Option Plan of Bethel Bancorp, incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual
          Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Bethel Bancorp is filed herewith as Exhibit 21

23        The Consent of Baker Newman & Noyes, Limited Liability
          Company, is submitted herewith as Exhibit 23


27        A Financial Data Schedule is submitted herewith as
          Exhibit 27


* Management or compensation plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K




                                SIGNATURES
                                __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BETHEL BANCORP


Date:  September 20, 1995                By:/s/ James D. Delamater
                                            _____________________________
                                            James D. Delamater, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                     Title                          Date
______________________         ____________________         ___________________


/s/ Norris T. Brown            Director                     September 20, 1995
_________________________
Norris T. Brown


/s/ James D. Delamater         Director,                    September 20, 1995
_________________________      President and Chief
James D. Delamater             Executive Officer
                               (Principal
                               Executive Officer)


/s/ Ronald J. Goguen           Director                     September 20, 1995
_________________________
Ronald J. Goguen


/s/ Philip C. Jackson          Director                     September 20, 1995
________________________       Vice President
Philip C. Jackson


/s/ Ronald C. Kendall          Director                     September 20, 1995
_________________________
Ronald C. Kendall


/s/ Judith W. Hayes            Director                     September 20, 1995
_________________________
Judith W. Hayes


/s/ Robert Morrell             Director                     September 20, 1995
_________________________
Robert Morrell


/s/ John W. Trinward, DMD      Chairman of the              September 20, 1995
_________________________      Board
John W. Trinward, DMD


/s/ Edmond J. Vachon           Director                     September 20, 1995
_________________________
Edmond J. Vachon


/s/ Stephen W. Wight           Director                     September 20, 1995
_________________________
Stephen W. Wight


/s/ Dennis A. Wilson           Director                     September 20, 1995
_________________________
Dennis A. Wilson


/s/ Richard E. Wyman, Jr.      Chief Financial              September 20, 1995
_________________________      Officer (Principal)
Richard E. Wyman, Jr.          Financial and
                               Accounting Officer)



EXHIBIT INDEX


Exhibit
Number                            Exhibit
______                            _______


2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

3.1 Conformed Articles of Incorporation of Bethel Bancorp are filed herewith as Exhibit 3.1

3.2       Bylaws of Bethel Bancorp are filed herewith as Exhibit 3.2

10.1*     Employment Agreement between Bethel Savings Bank,
          F.S.B. and James D. Delamater, incorporated by reference to Bethel Bancorp's Registration Statement on
          Form S-1 (No. 33-12815), filed with the Securities and
          Exchange Commission.

10.2* 1987 Stock Option Plan of Bethel Bancorp, incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.3* 1989 Stock Option Plan of Bethel Bancorp is incorporated by reference to Exhibit 10.6 to Bethel
          Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994



10.4* 1992 Stock Option Plan of Bethel Bancorp, incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual
          Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Bethel Bancorp is filed herewith as Exhibit 21

23        The Consent of Baker Newman & Noyes, Limited Liability
          Company, is submitted herewith as Exhibit 23


27        A Financial Data Schedule is submitted herewith as
          Exhibit 27



* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K