Form 10-Q
period 1995-09-30
BETHEL BANCORP
filed 1995-11-14
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - Q


  X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
______Exchange Act of 1934

For the quarter ended September 30, 1995
                      __________________

or

_____Transition report persuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ________________

Commission File Number           0 - 16123
                               ______________
                               Bethel Bancorp
                           ______________________
           (Exact name of registrant as specified in its charter)

                 Maine                             01 - 0425066
________________________________      ___________________________________
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

489 Congress Street, Portland, Maine                    04101
________________________________________             ___________
(Address of principal executive offices)              (Zip Code)

                                (207) 772 - 8587
          ___________________________________________________________
               Registrant's telephone number, including area code

                               Not Applicable
_____________________________________________________________________________
             Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes      X          No
                                                  ___________         _________

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

Shares outstanding as of October 31, 1995:  597,625 of common stock,
$1.00 par value per share.
------------------------------------------------------------------------------

                       BETHEL BANCORP AND SUBSIDIARIES
                              Table of Contents



Part I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets
            September 30, 1995 and June 30, 1995

          Consolidated Statements of Income
            Three Months ended September 30, 1995 and 1994

          Consolidated Statements of Changes in Shareholders' Equity
            Three Months ended September 30, 1995 and 1994

          Consolidated Statements of Cash Flows
            Three Months ended September 30, 1995 and 1994

          Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operation

Part II.  Other Information

     Items 1 - 6.

     Signature Page

     Index to Exhibits


                       BETHEL BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                             September 30,         June 30,
                                                1995                 1995
                                           _______________      ______________
Assets
Cash and due from banks                    $   4,761,715        $   3,855,648
Interest bearing deposits in other banks         422,542              367,423
Federal Home Loan Bank overnight deposits     11,985,284           10,517,000
Trading account securities at market                  --                1,375
Available for sale securities                 10,174,285           10,148,251
Federal Home Loan Bank stock                   2,150,000            2,150,000
Loans held for sale                            1,144,910              528,839
Due from broker                                       --              941,407

Loans                                        168,193,097          170,442,082
  Less deferred loan origination fees            313,161              302,178
  Less allowance for loan losses               2,494,000            2,396,000
                                           _______________       ______________
    Net loans                                165,385,936          167,439,672

Bank premises and equipment, net               3,844,077            3,873,278
Real estate held for investment                  488,982              452,479
Other real estate owned                        1,100,915            1,068,454
Goodwill (net of accumulated amortization
 of $705,481 at 9/30/95 and
 $631,146 at 6/30/95)                          2,792,491            2,866,826
Other assets                                   3,021,581            2,994,253
                                           _______________       ______________
    Total Assets                             207,272,718          207,509,137
                                           ===============       ==============

Liabilities and Shareholders' Equity
Liabilities
Deposits                                   $ 147,771,292        $ 147,119,870
Repurchase Agreements                          3,790,036            2,585,387
Advances from Federal Home Loan Bank          33,700,000           35,700,000
Notes payable                                  1,882,408            2,010,091
Due to broker                                         --              989,062
Other Liabilities                              1,835,950            1,829,449
                                           _______________       _____________
  Total Liabilities                          188,979,686          190,233,859

Shareholders' Equity
Preferred stock, Series A,
 45,454 shares issued and outstanding            999,988              999,988
Preferred stock, Series B,
 71,428 shares issued and outstanding            999,992              999,992
Common stock, par value $ 1, issued
 and outstanding, 597,625 shares at
 9/30/95 and 547,502 at 6/30/95                  597,625              547,502
Additional paid in capital                     5,295,580            4,643,059
Retained earnings                             10,523,071           10,180,244
                                           _______________      ______________
                                              18,416,256           17,370,785
Net unrealized loss on available
 for sale securities                            (123,224)             (95,507)
                                           _______________      ______________
  Total Shareholders' Equity                  18,293,032           17,275,278
    Total Liabilities and Shareholders'
      Equity                               $ 207,272,718        $ 207,509,137
                                           ===============      ==============



                       BETHEL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Income

                                                   Three Months Ended
                                                       September 30,
                                                1995                 1994
                                           _______________      ______________
Interest and Dividend Income
Interest on FHLB overnight deposits        $     181,565        $      92,286
Interest on loans & loans held for sale        4,098,163            3,577,983
Interest on investment securities &
 available for sale securities                   160,580              172,626
Dividends on Federal Home Loan Bank stock         36,850               49,403
Other Interest Income                              5,498                6,903
                                           _______________      ______________
  Total Interest Income                        4,482,656            3,899,201

Interest Expense
Deposits                                       1,635,482            1,152,639
Repurchase agreements                             33,913                  --
Other borrowings                                 599,959              635,636
                                           _______________      ______________
  Total Interest Expense                       2,269,354            1,788,275
                                           _______________      ______________

Net Interest Income                            2,213,302            2,110,926
Provision for loan losses                        147,855              180,317
                                           _______________      ______________
  Net Interest Income after
     Provision for Loan Losses                 2,065,447            1,930,609

Other Income
Service charges                                  281,609              219,693
Available for sale securities gains (losses)     120,593                3,945
Gain (Loss) on trading account                        --               13,147
Other                                            212,091              159,821
                                           _______________      ______________
  Total Other Income                             614,293              396,606

Other Expenses
Salaries and employee benefits                 1,043,248              928,641
Net occupancy expense                            121,896              103,403
Equipment expense                                168,288              142,222
Goodwill amortization                             74,335               31,264
Other                                            608,156              486,728
                                           _______________      ______________
  Total Other Expenses                         2,015,923            1,692,258
                                           _______________      ______________

Income Before Income Taxes                       663,817              634,957
Income tax  expense                              242,180              229,245
                                           _______________      ______________
Net Income                                 $     421,637        $     405,712
                                           ===============      ==============

Earnings Per Share
  Primary                                  $        0.64        $        0.60
  Fully Diluted                            $        0.58        $        0.55


                   BETHEL BANCORP AND SUBSIDIARIES
       Consolidated Statements of Changes in Shareholders' Equity
            Three Months Ended September 30, 1995 and 1994
                                                                                                   Net
                                                                                                Unrealized
                                                                                               Gains(Losses)
                                                            Additional                         on Available
                                 Common       Preferred      Paid - In           Retained       for Sale
                                  Stock         Stock         Capital             Earnings      Securities        Total
                              ____________   ____________   ____________        ____________   ____________   ____________
Balance at June 30, 1994      $   547,400    $ 1,999,980    $ 4,640,968         $ 9,006,038    $  (438,023)   $15,756,363
Net income for three months
  ended September 30,1994             --             --             --              405,712             --        405,712
Dividends paid on common
  stock                               --             --             --              (43,792)            --        (43,792)
Dividends paid on preferred
  stock                               --             --             --              (35,000)            --        (35,000)
Net change in unrealized
  losses on securities
  available for sale                  --             --             --                   --         (5,570)        (5,570)
                              ____________   ____________   ____________        ____________   ____________   ____________
Balance September 30, 1994    $   547,400    $ 1,999,980    $ 4,640,968         $ 9,332,958    $  (443,593)   $16,077,713
                              ============   ============   ============        ============   ============   ============

Balance at June 30, 1995      $   547,502    $ 1,999,980    $ 4,643,059         $10,180,244    $   (95,507)   $17,275,278
Net income for three months
  ended September 30, 1995            --             --             --              421,637            --         421,637
Dividends paid on common
  stock                               --             --             --              (43,810)           --         (43,810)
Dividends paid on preferred
  stock                               --             --             --              (35,000)           --         (35,000)
Issuance of common stock              123            --           2,522                 --             --           2,645
Common stock warrants
  exercised                        50,000            --         650,000                 --             --         700,000
Net change in unrealized
  losses on securities
  available for sale                  --             --             --                  --         (27,717)       (27,717)
                              ____________   ____________   ____________        ____________   ____________   ____________
Balance September 30, 1995    $   597,625    $ 1,999,980    $ 5,295,581         $10,523,071    $  (123,224)   $18,293,033
                              ============   ============   ============        ============   ============   ============

                       BETHEL BANCORP AND SUBSIDIARIES
                    Consolidated Statements of Cash Flow

                                                   Three Months Ended
                                                       September 30,
                                                1995                1994
                                          _______________      ______________
Cash provided by operating activities     $        6,862       $      93,112

Cash flows from investing activities:
  Held to maturity securities purchased             --              (165,000)
  Held to maturity securities matured               --                56,271
  Available for sale securities purchased     (8,572,245)            (20,389)
  Available for sale securities principal
    reductions                                   154,533              63,527
  Available for sale securities sold           8,467,522                --
  New loans, net of repayments & charge offs   2,146,169          (3,468,900)
  Net capital expenditures                      (107,654)            (89,381)
  Real estate owned sold                           8,157             251,220
  Real estate held for investment purchased      (56,096)            (21,905)
  Real estate held for investment sold            30,000                --
                                           _______________     _______________
    Net cash provided by (used in)
      investing activities                     2,070,386          (3,394,557)

Cash flows from financing activities:
  Net change in deposits                         651,422           2,142,828
  Net change in repurchase agreements          1,204,649                --
  Dividends paid                                 (78,810)            (78,792)
  Proceeds from stock issuance                   702,645                --
  Net (decrease) increase in advances
    from Federal Home Loan Bank of Boston     (2,000,000)          1,300,000
  Net change in notes payable                   (127,683)           (252,462)
                                           _______________     _______________
    Net cash provided by financing
       activities                                352,223           3,111,574
                                           _______________     _______________
    Net (decrease) increase in cash
      and cash equivalents                     2,429,471            (189,871)

Cash and cash equivalents,
 beginning of period                          14,740,070          11,336,505
                                           _______________      ______________
Cash and cash equivalents,
 end of period                               $17,169,541         $11,146,634
                                           ===============      ==============


Cash and cash equivalents include cash
 on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash
 investing activities:

Net increase (decrease) in valuation
 for unrealized market value adjustments
 on available for sale securities                (27,717)             (5,570)

Net transfer (to) from Loans to
 Other Real Estate Owned                        (251,771)            481,829

Supplemental disclosure of cash paid during the period for:

Income taxes paid, net of refunds                  1,500              27,500
Interest paid                                  2,278,724           1,787,528



                     BETHEL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1995

1.   Basis of Presentation
     _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1995 included in the
Company's annual report on Form 10-K.

2.   Securities
     __________
Securities available for sale at the carrying and approximate market values are summarized below.


                             September 30, 1995             June 30, 1995
                        _________________________    _________________________
                                       Market                         Market
                              Cost      Value           Cost           Value
                        ____________ ____________    ____________ ____________
Debt securities issued
 by the U.S. Treasury
 and other U.S.
 Government corporations
 and agencies            $   250,000  $   239,225     $   250,000  $   239,225
Corporate bonds              149,611      142,308         149,599      141,436
Mortgage-backed
 securities                9,405,703    9,326,846       9,315,419    9,297,505
Equity securities            555,675      465,906         577,939      470,085
                        ____________ ____________    ____________ ____________
                         $10,360,989  $10,174,285     $10,292,957  $10,148,251
                        ============ ============    ============ ============

                            September 30, 1995              June 30, 1995
                        _________________________    _________________________
                                       Market                        Market
                           Cost         Value            Cost         Value
                        ____________ ____________    ____________ ____________

Due in one year
 or less                       --           --              --           --
Due after one year
 through five years            --           --              --           --
Due after five years
 through ten years           399,611      381,533         399,599      380,661
Due after ten years            --           --              --           --
Mortgage-backed
 securities (including
 securities with interest
 rates ranging from
 5.15% to 8.5% maturing
 December 2007 to
 November 2024)            9,405,703    9,326,846       9,315,419    9,297,505
Equity securities            555,675      465,906         577,939      470,085
                        ____________ ____________    ____________ ____________
                         $10,360,989  $10,174,285     $10,292,957  $10,148,251
                        ============ ============    ============ ============


3.   Allowance for Loan Losses
     _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                  Three Months Ended
                                                     September 30,
                                          ___________________________________
                                                1995                1994
                                          _______________      ______________
Balance at beginning of year               $   2,396,000       $   2,463,000
Add provision charged to operations              147,855             180,317
Recoveries on loans previously charged off         6,842              12,897
                                          _______________      ______________
                                               2,550,697           2,656,214
  Less loans charged off                          56,697              14,214
                                          ______________       ______________
  Balance at end of period                 $   2,494,000       $   2,642,000
                                          ==============       ==============

4.   Advances from Federal Home Loan Bank
     ____________________________________

A summary of borrowings from the Federal Home Loan Bank is as follows:

                                    September 30, 1995
                _______________________________________________________
                  Principal            Interest              Maturity
                  Amounts                Rates                 Dates
                _____________   _______________________   _____________
                $ 23,700,000         3.98% - 7.65%             1996
                   6,000,000         5.17% - 8.30%             1997
                   3,000,000         4.97% - 5.08%             1998
                   1,000,000             5.75%                 1999
                _____________
                $ 33,700,000
                =============

                                      June 30, 1995
                _________________________________________________________
                  Principal            Interest              Maturity
                  Amounts                Rates                 Dates
                _____________   _______________________   _______________
                $ 25,400,000         4.41% - 7.65%             1996
                   5,300,000         5.17% - 8.30%             1997
                   4,000,000         4.97% - 6.35%             1998
                   1,000,000             5.75%                 1999
                _____________
                $ 35,700,000
                =============

5.   Acquisition
     ___________
The subsidiaries of Bethel Bancorp, Bethel Savings Bank, F.S.B. and Brunswick
Federal Savings, F.A., acquired four branches from Key Bank of Maine on
October 28, 1994.  Bethel Savings Bank, F.S.B. acquired the Buckfield and
Mechanic Falls branches from Key Bank.  Brunswick Federal Savings, F.A.
acquired the Lisbon Falls and Richmond branches from Key Bank.  The total deposits and repurchase agreements acquired from the four branches were
$27,749,000.  The premium paid to Key Bank for these deposits was
$1,590,228.  The cost of the real estate, buildings, and equipment purchased from Key Bank was $498,500.

6.   Reserve for Credit Losses
     _________________________
Effective July 1, 1995, the Company adopted Financial Accounting Standards
Board (FASB) Statement No. 114,"Accounting by Creditors for Impairment of a
Loan"(SFAS No. 114) as amended by SFAS No. 118,"Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures"(SFAS No. 118).  SFAS
114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected cash flows discounted at the loan's effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans.

Commercial and commercial real estate loans, with balances to one borrower greater than $25,000, are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans on non-accrual status. Residential mortgage loans and consumer installment loans are considered homogenous loans that will be reserved for under the Company's general reserve analysis. The Company's policy for charging off loans to the reserve is 120 days delinquent for consumer installment loans and for all other loans when a loss has been determined. The Company policy for an insignificant delay in payments is when the contractual payment is up to 60 days delinquent and considers an immaterial shortfall in payments to be 10% or less of the contractual payment amount due. Upon adoption of SFAS 114 and 118, the Company did not change its method of recognizing interest income on impaired loans. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income.
Subsequent cash receipts are amortized and applied to principal and interest based on the contractual terms of the non-accrual loan. Impaired loans are returned to accrual status and are no longer considered impaired when they become current, as to principal and interest, and demonstrate a period of performance under the contractual terms, and, in management's opinion, are fully collectable. Residential and consumer installment loans are returned to accrual status when the contractual payments are less than 90 days delinquent and in management's opinion are fully collectable.

Loans which were restructured prior to the adoption of SFAS No. 114, and which are performing in accordance with the renegotiated terms are not required to be reported as impaired. Loans restructured subsequent to the adoption of SFAS
No. 114 are required to be reported as impaired in the year of restructuring.
Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Loans classified as in-substance foreclosures prior to adoption of SFAS No. 114, but for which the Company had not taken possession of the collateral was $304,232 at September 30, 1995 and at June 30, 1995. This balance was reclassified from real state owned to loans for the comparable periods on the consolidated balance sheets and did not have a significant effect on the financial position, liquidity or results of operations of the Company.

At September 30, 1995, the recorded investment in impaired loans was $411,027 of commercial loans and $1,486,541 of commercial real estate loans, for a total of $1,897,568, all of which were on non-accrual status. Included in this amount is $1,269,493 of impaired loans for which the related impairment reserve is $578,529, and $628,075 of impaired loans which do not require an impairment reserve. The average recorded investment in impaired loans during the quarter was $1,404,402. The amount of interest income recognized on impaired loans during the quarter was $28,991. The allowance for loan losses contains
$1,915,000 for homogenous loans as deemed necessary to maintain reserves at levels considered adequate by management.

7.   Subsequent Events
     _________________
The Company announced at its annual meeting, held on October 18, 1995, a 100%
stock dividend for all shareholders of record on December 1, 1995, to be paid as of December 15, 1995.  Based on the 597,625 shares of common stock outstanding, reported as of September 30, 1995, the effect of the stock dividend would increase the outstanding shares to 1,195,250 common.  The
Company anticipates continuing the annual dividend of $.32 per share, resulting in an increase in yield to shareholders.  The Company has the ability to pay dividends from the subsidiaries to the holding company.  Due to this ability, the effect of increasing the dividend payout to common stock shareholders will not have a significant effect on the financial position, liquidity or results of operations of the Company.  If the stock dividend had occured during the current period, earnings per share would have been reported as $.32 per share primary and $.29 fully diluted at September 30, 1995 versus $.30 per share primary and $.28 fully diluted at September 30, 1994.


                        BETHEL BANCORP AND SUBSIDIARIES
                                    Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        _______________________________________________________________________
        of Operation
        ____________

Financial Condition
___________________
Total consolidated assets were $207,272,718, which was a decrease of
$236,419 for the three months ended September 30, 1995, when compared to
June 30, 1995.  Total loans decreased by $2,248,985, while loans held for sale and cash equivalents increased by $616,071 and $2,429,470, respectively during the same period.  Total deposits increased by $651,422, total repurchase agreements increased by $1,204,649, and total borrowings from the Federal
Home Loan Bank (FHLB) decreased by $2,000,000 from June 30, 1995 to
September 30, 1995.

Cash and due from banks has increased by $906,067, from fiscal year end, due to large cash items clearing through the Federal Reserve Bank and the Maine clearing house on September 30, 1995. FHLB overnight deposits increased by $1,468,284 due to the cash provided by increased deposits and repurchase agreements as well as the principal reduction in the loan portfolio.

Total loans decreased by $2,248,985 for the three months ended September 30, 1995. The total principal decrease was primarily due to regular principal payments on the loan portfolio as well as principal reductions from portfolio loan pay-offs. The Company's local market as well as the secondary market has become very competitive for loan volume. The local competitive environment and customers response to favorable secondary market rates has effected the Company's ability to increase the loan portfolio. In the effort to increase loan volume, the Company's offering rates for its loan products has been reduced to compete in the various markets. The decrease in loan rates will result in some margin compression to the Company. Loans held for sale increased by $616,071 due to the increased volume of mortgage loans sold and still pending closure to Freddie Mac and Fannie Mae. The increased volume was due to favorable secondary market rates during the Company's first quarter. The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages.
Residential real estate mortgages make up 69% of the total loan portfolio, in which 48% of the residential loans are variable rate products. It is management's intent to increase the volume in variable rate residential loans, by selling fixed rate loans to the secondary market and marketing portfolio variable rate loans, to reduce the interest rate risk in this area.
Fourteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in the real estate. The commercial real estate loans have minimal interest rate risk as 87% of the portfolio consists of variable rate products. Commercial loans make up 7 % of the total loan portfolio, in which 91% of its balance are variable rate instruments.
The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank's attempt to mitigate losses in commercial loans through lending in accordance to the Company's credit policies. Consumer and other loans make up 10% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return equal to the measured risks, and lending to individuals in the Company's known market areas.

Other real estate owned has increased by $32,461 from June 30, 1995 to September 30,1995. On July 1, 1995 the Company adopted FASB Statement of
Financial Accounting Standards Nos. 114 and 118. The adoption resulted in the reclassification of in-substance foreclosure loans to impaired loans. SFAS 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected future cash flows discounted at the loan's original effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans.
The effect of SFAS 114 and 118 did not have a significant effect on the financial position, liquidity or results of operations of the Company and is more fully discussed in footnote 6 to the financial statements.

Both Banks continue to attract new deposit relationships. Total deposits were $147,771,292 and securities sold under repurchase agreements were $3,790,036 as of September 30, 1995. These amounts represent increases of $651,422 and $1,204,649, respectively, when compared to June 30, 1995. Brokered deposits represented $8,301,214 of the total deposits for the quarter ended September
30, 1995 and decreased by $486,487 when compared to June 30, 1995's
$8,787,701 balance. The Company utilizes, as alternative sources of funds, brokered CD's when the national brokered CD interest rates are less than the interest rates on local market deposits. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with the respect to the Company's ability to retain the funds. Total advances from the Federal
Home Loan Bank were $33,700,000 as of September 30, 1995, for a decrease of $2,000,000 when compared to June 30, 1995. The cash received from loan principal repayments as well as the increase in deposits and repurchase agreements was utilized to reduce FHLB advances. The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $57,700,000 over and above the September 30, 1995 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes Federal Home Loan Bank advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal
Home Loan Bank and the continued growth in bank deposits and repurchase agreements, management believes that the Company's available liquidity resources are sufficient to support future loan growth.

Notes payable has decreased by $127,683 due to principal payments.


Total equity of the Company was at $18,293,032 as of September 30, 1995 versus
$17,275,278 at June 30, 1995.  On September 8, 1995 Square Lake Holding
Corporation exercised 50,000 warrants at an aggregate price of $700,000, to be utilized as general working capital. The exercise of these warrants contributed to the growth of the Company's total equity in the September 30, 1995 quarter. Warrants outstanding were 66,882 as of September 30, 1995. Book value per common share was $27.26 as of September 30, 1995 versus $27.90 at June 30, 1995. Total equity to total assets of the Company as of September 30, 1995 was 8.83%.


At September 30, 1995, the Banks' regulatory capital was in compliance with regulatory capital requirements as follows:


                                                                Brunswick
                                           Bethel Savings    Federal Savings,
                                            Bank, F.S.B.           F.A.
                                           ______________     ______________
Capital Requirements:
Tangible capital                           $   1,568,000      $   1,487,000
Percent of tangible assets                          1.50%              1.50%
Core capital                               $   3,137,000      $   2,975,000
  Percent of adjusted tangible assets               3.00%              3.00%
Leverage capital                           $   4,182,000      $   3,966,000
Percent of adjusted leverage assets                 4.00%              4.00%
Risk-based capital                         $   5,716,000      $   4,547,000
  Percent of risk-weighted assets                   8.00%              8.00%

Actual:
Tangible capital                           $   8,103,000      $   7,619,000
  Percent of adjusted total assets                  7.75%              7.68%
  Excess of requirement                    $   6,535,000      $   6,132,000
Core capital                               $   8,103,000      $   7,619,000
  Percent of adjusted tangible assets               7.75%              7.68%
  Excess of requirement                    $   4,966,000      $   4,644,000
Leverage capital                           $   8,103,000      $   7,619,000
  Percent of adjusted leverage assets               7.75%              7.68%
  Excess of requirement                    $   3,921,000      $   3,653,000
Risk-based capital                         $   8,530,000      $   8,332,000
  Percent of risk-weighted assets                  11.94%             14.66%
  Excess of requirement                    $   2,814,000      $   3,785,000


The carrying value of securities available for sale of the Company was $10,174,285, which is $186,704 less than the cost of the underlying securities, at September 30, 1995. The difference from the cost and the carrying value of the securities was primarily due to the change in current market rates from the rates at the time of purchase. The Company has primarily invested in mortgage-backed securities. Primarily, all of the mortgage-backed securities are high grade government backed securities. Management believes that the yields currently received on this portfolio are satisfactory. As in any long term earning asset in which its earning rate is fixed, mortgage-backed securities have a risk in its market value declining when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Therefore, management believes that during adverse market fluctuations it would be advantageous to hold these securities until the market values recover.

The Company's allowance for loan losses was $2,494,000 as of September 30, 1995 versus $2,396,000 as of June 30, 1995, representing 1.48% and 1.41% of total loans, respectively. The Company had non-performing loans totaling $2,825,000 at September 30, 1995 as compared to $2,266,000 at June 30, 1995.
Non-performing loans represented 1.36% and 1.09% of total assets at September 30 and June 30, 1995, respectively. The Company's allowance for loan losses was equal to 88% and 106% of the total non-performing loans at September 30, 1995 and June 30, 1995, respectively. At September 30, 1995, the Company had approximately $3,093,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. The loans classified substandard, as of September 30, 1995, have decreased from the June 30, 1995 amount of $3,623,000. Even though substandard loans decreased, there is a continuation of economic weakness in the Oxford county region. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of September 30 and June 30, 1995, respectively:

                                           September 30,        June 30,
                    Description               1995                1995
           _________________________     ______________      _______________
             1-4 Family Mortgages            $681,000             637,000

             Commercial Mortgages           1,573,000           1,223,000

             Commercial Installment           433,000             375,000

             Consumer Installment             138,000              31,000
                                         _______________      ______________
               Total non-performing        $2,825,000           2,266,000
                                         ===============      ==============

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. Management has allocated substantial resources to the collection area in an effort to control the growth in non-performing, delinquent and substandard loans in this area. The Company has decreased its total delinquent accounts during the September 30, 1995 quarter. The reduction was largely due to the collection efforts of the 30 and 60 day delinquent accounts.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:


              12-31-94       3-31-95       6-30-95       9-30-95
                1.96%         2.27%         2.46%         2.15%

The level of the allowance for loan losses as a percentage of non-performing loans at September 30, 1995 decreased in comparison to the same percentage at June 30, 1995. However, the level of the allowance for loan losses as a percentage of total loans and total delinquencies as a percentage of total loans improved in the September 30, 1995 quarter. Loans classified substandard decreased in the September 30, 1995 quarter, when compared to June 30, 1995. Classified assets are also considered in management's analysis in the adequacy of allowance for loan losses. Based on reviewing the credit risk and collateral of these classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Management at each Bank primarily lends within their local market areas which management believes helps them to better evaluate credit risk.
The Company also maintains a well collateralized position in real estate mortgage loans. On a regular and ongoing basis, Company management evaluates the adequacy of the allowance for loan losses. The process to evaluate the allowance involves a high degree of management judgement. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Company's most recent examination by the OTS was on May 15, 1995. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

The state of Maine's economy appears to be stable with moderate or flat growth. However, the weakness in the Oxford county economy, which has resulted in high unemployment and a soft real estate market, must be considered a risk to the overall credit quality of the loan portfolio of Bethel Savings Bank.
Bethel Savings Bank has expanded its market beyond the Oxford county with the acquisition of the Key Bank branches. The Company will continue to monitor loans within these portfolios and increase the levels of allowance for loan losses when necessary.

Results of Operations
_____________________

Net income for the quarter ended September 30, 1995 was $421,637. The primary earnings per share was $.64 and the fully diluted earnings per share was $.58 for the quarter ended September 30, 1995. This compares to earnings of $405,712, or a primary earnings per share of $.60 per share and a fully diluted earnings per share of $.55, for the quarter ended September 30, 1994.

The Company's net interest income was $2,213,302 for the quarter ended September 30, 1995, versus $2,110,926 for the quarter ended September 30, 1994, for an increase of $102,376. Total interest income increased $583,455 during the three months ended September 30, 1995 when compared to the three months ended September 30, 1994, resulting from the following items. Interest income on loans and loans held for sale increased by $520,180 for the three months ended September 30, 1995 resulting from a $278,769 increase due to an increase in the volume of loans as well as an increase of $241,411 due to increased rates on loans. Interest income on investment securities decreased by $24,599 resulting from a $50,503 decrease due to a decrease in volume offset by an increase of $25,904 due to increased rates on investments. Interest income on short term liquid funds increased by $87,874 resulting from a $71,268 increase due to an increase in volume as well as an increase of $16,606 due to increased rates on FHLB overnight deposits. The increase in total interest expense of $481,079 for the three months ended September 30, 1995 resulted from the following items. Interest expense on deposits increased by $482,843 for the three months ended September 30, 1995 resulting from a $244,431 increase due to an increase in the volume of deposits as well as an increase of $238,412 due to increasing deposit rates. Interest expense on repurchase agreements increased by $33,913 due to the new volume acquired from Key Bank. Interest expense on borrowings decreased $35,677 for the three months ended September 30, 1995 resulting from an decrease of $895,526 due to an decrease in the volume of borrowings offset by an increase of $859,849 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.

                                   Bethel Bancorp
                 Rate/Volume Analysis for the three months ended
                  September 30, 1995 versus September 30, 1994

                                     Difference Due to
                                    Volume         Rate          Total
                                 ____________   ____________   ____________
Investments                      $   (50,503)   $    25,904    $   (24,599)
Loans                                278,769        241,411        520,180
FHLB & Other Deposits                 71,268         16,606         87,874
                                 ____________   ____________   ____________
  Total                              299,534        283,921        583,455

Deposits                             244,431        238,412        482,843
Repurchase Agreements                 33,913              0         33,913
Borrowings                          (895,526)       859,849         35,677
                                 ____________   ____________   ____________
  Total                              617,182      1,098,261        481,079
                                 ____________   ____________   ____________
  Net Interest Inc               $  (317,648)   $  (814,340)   $   102,376
                                 ============   ============   ============

           Rate/Volume amounts spread proportionately between volume and rate.


Since October 1993, actions by the Federal Reserve Board have resulted in increases in prime lending rates. Approximately 20% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 21% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and Federal Home Loan Bank advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $614,293 for the three months ended September
30, 1995 versus $396,606 for the three months ended September 30, 1994. Service fee income was $281,609 for the three months ended September 30, 1995 versus $219,693 for the quarter ended September 30, 1994. The $61,916 increase was primarily due to the deposit fee income generated from the acquisition of the Key Bank branches. Income from available for sale securities gains was $120,593 for the three months ended September 30, 1995 versus $3,945 for the three months ended September 30, 1994. Gains from the sale of securities have increased due to the Company selling some of its available for sale securities, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $0 versus $13,147 for the three months ended September 30, 1995 and 1994, respectively. The gain on trading account, in the September 30, 1994 quarter, was due to the sale and appreciation in the market values of the securities classified as trading. Currently, all of the trading account portfolio has been liquidated.

Other income was $212,091 for the three months ended September 30, 1995, which was a $52,270 increase from the September 30, 1994 $159,821 balance. Gains on the sale of loans held for sale amounted to $82,815 for the three months ended September 30, 1995 versus $59,902 for the three months ended September 30, 1994. Gains from the sale of loans have increased as a result of increased originations due to secondary market loan demand from the Company's customers due to current low rates. Gross income for ASI Data Services amounted to $6,938 versus $4,479 for the three months ended September 30, 1995 and 1994, respectively. Gross income for First New England Benefits was $78,323 for the three months ended September 30, 1995 versus $66,015 for the three months ended September 30, 1994. The amounts discussed in this paragraph are reflected in other income.

Total operating expense, or non-interest expense, for the Company was $2,015,923 for the three months ended September 30, 1995 versus $1,692,258 for the three months ended September 30, 1994.

Compensation expense increased by $114,607 for the three months ended September 30, 1995 as a result of the addition of officers and administrative employees at Bethel Bancorp and its subsidiaries, the addition of the four new branches, as well as annual salary increases. Net occupancy expenses increased by $18,493 for the three months ended September 30, 1995 primarily due to the four new branches acquired from Key Bank. Equipment expense increased by $26,066 for the three months ended September 30, 1995 due to the expenses associated with the new acquisitions as well as the general needs at the subsidiaries. Goodwill expense increased by $43,071 for the three months ended September 30, 1995 due to the premium paid for the four Key Bank branches. Other expenses have increased by $121,428 for the three months ended September 30, 1995 versus the three months ended September 30, 1994. Other expenses increased during the three months ended September 30, 1995 primarily due to the increased expenses from the four new branches as well as increased costs in legal and consulting expenses. In September 1995, the Company received a rebate from the FDIC for its BIF insured deposits. This rebate reduced other expenses by approximately $56,000. The FDIC has proposed a one time assessment on all SAIF insured deposits in a range of $.85 to $.90 per $100 of domestic deposits held as of March 31, 1995. This one time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits and could be payable in the fourth quarter of 1995 or ealy 1996. If the assessment is made at the proposed rates, the effect on the Company would be an after tax charge of approximately $320,000 (assuming an income tax rate of 36%). The one time charge asssumes a .85% charge on Brunswick Federal Savings, F.A. deposits of approximately $60,000,000 at March 31, 1995, which does not include the BIF insured deposits of the newly acquired Key Bank branches. Subsequent to the proposed payment of the one time assessment, the ongoing risk based assessment schedule for the newly capitalized SAIF would be similar to the schedule of BIF (the current FDIC board proposal has rates ranging from 4 to 31 basis points). The Company anticipates that it would be assessed at the lowest BIF rate as it currently is assessed at the lowest SAIF rate due to its regulatory standing. If the Company's premium is reduced to 4 basis points, the Company would have future after tax annual savings of approximately $180,000 (assuming an income tax rate of 36%). The annual savings assumes a .04% insurance premium charge compared to the current .23% insurance premium paid on the Company's total deposit base of $147,000,000.


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



BETHEL BANCORP AND SUBSIDIARIES
Part II -      Other Information


Item 1.   Legal Proceedings
          _________________
Not Applicable.


Item 2.   Changes in Securities
          _____________________
Not Applicable.


Item 3.   Defaults Upon Senior Securities
          _______________________________
Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

       SUMMARY OF VOTING AT 10/18/95 ANNUAL SHAREHOLDERS' MEETING
       __________________________________________________________
At the Annual Meeting of Shareholders held in South Portland, Maine on October 18, 1995, the following proposals were approved, each proposal receiving the vote of the Company's outstanding common and preferred shares, voting as one class, as follows:


Proposal 1 - Election of Officers:


                              Votes For    Votes Withheld    Broker Non-Votes
                              _________    ______________    ________________
John B. Bouchard               583,428                 7                  0
Judith W. Hayes                583,428                 7                  0
Stephen Wight                  580,528             2,907                  0
Dennis Wilson                  583,328               107                  0


Ms. Hayes and Messrs. Bouchard, Wight and Wilson were elected to serve until the 1998 Annual Meeting. The terms of the following Directors continued after the meeting: Messrs. Brown, Goguen, Trinward, Vachon, Delamater, Jackson, Morrell, and Kendall. There was no solicitation in opposition to management's nominees, and all nominees were elected without contest.


Proposal 2 - Appointment of Baker Newman & Noyes, Limited Liability Company as auditors for fiscal year 1996.

   Votes For      Votes Against      Votes Abstaining      Broker Non-Votes
   _________      _____________      ________________      ________________
    582,885             0                   550                    0


Item 5.   Other Information
          _________________
Not Applicable.


Item 6.   Exhibits and Reports on Form 8 - K
          __________________________________
(a)  Exhibits
     ________
10.1 Employment agreement between Bethel Savings Bank, F.S.B. and James D. Delamater, incorporated by reference to Bethel Bancorp's Registration Statement Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission. This employement agreement was terminated by the parties thereto on September 19, 1995.

11   Statement regarding computation of per share earnings.

27   Financial data schedule

(b)  Reports on Form 8 - K
     _____________________
     Not Applicable.



                      BETHEL BANCORP AND SUBSIDIARIES
                                  Signatures


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                BETHEL BANCORP
                                ______________
                                 (Registrant)




                            /s/ James D. Delamater
                           ________________________
                              James D. Delamater
                              President and CEO


                              /s/ Richard Wyman
                           ________________________
                                Richard Wyman
                           Chief Financial Officer




Date:  November 14, 1995




                        BETHEL BANCORP AND SUBSIDIARIES
                              Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

   10.1 Employment agreement between Bethel Savings Bank, F.S.B. and James D. Delamater, incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission. This employment agreement was terminated by the parties thereto on September 19, 1995.

   11              Statement regarding computation of per share earnings

   27              Finanacial Data Schedule