Form 10-Q
period 1995-12-31
BETHEL BANCORP
filed 1996-02-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - Q

 X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
---
Act of 1934


For the quarter ended       December 31, 1995
                         ----------------------

                                      or

____ Transition report persuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from_________________________  to __________________

Commission File Number      0 - 16123
                        -----------------

                                Bethel Bancorp
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Maine                               01 - 0425066
-----------------------------------      -------------------------------------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

  489 Congress Street, Portland, Maine                        04101
----------------------------------------------        ---------------------
(Address of principal executive offices)                    (Zip Code)

                                  (207) 772 - 8587
------------------------------------------------------------------------------
                Registrant's telephone number, including area code

                                 Not Applicable
------------------------------------------------------------------------------
                  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes      X        No
                                                       ----------      -------


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

Shares outstanding as of January, 31, 1996: 1,203,486 of common stock, $1.00 par value per share.


                       BETHEL BANCORP AND SUBSIDIARIES
                              Table of Contents


Part I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets
            December 31, 1995 and June 30, 1995

          Consolidated Statements of Income
            Three Months ended December 31, 1995 and 1994

          Consolidated Statements of Income
            Six Months ended December 31, 1995 and 1994

          Consolidated Statements of Changes in Shareholders' Equity
            Six Months ended December 31, 1995 and 1994

          Consolidated Statements of Cash Flows
            Six Months ended December 31, 1995 and 1994

          Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operation

Part II.  Other Information

     Items 1 - 6.

     Signature Page

     Index to Exhibits

                       BETHEL BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets


                                             December 31,          June 30,
                                                1995                 1995
                                          ---------------     ---------------
Assets
Cash and due from banks                   $    3,962,657       $   3,855,648
Interest bearing deposits in other banks         347,813             367,423
Federal Home Loan Bank overnight deposits     18,080,682          10,517,000
Trading account securities at market                  --               1,375
Available for sale securities                 12,510,182          10,148,251
Federal Home Loan Bank stock                   2,300,000           2,150,000
Loans held for sale                              770,540             528,839
Due from broker                                       --             941,407

Loans                                        170,372,431         170,442,082
  Less deferred loan origination fees            333,323             302,178
  Less allowance for loan losses               2,394,000           2,396,000
                                          ---------------     ---------------
    Net loans                                167,645,108         167,743,904

Bank premises and equipment, net               3,791,142           3,873,278
Real estate held for investment                  479,750             452,479
Other real estate owned                          727,028           1,068,454
Goodwill (net of accumulated amortization
 of $779,816 at 12/31/95
 and $631,146 at 6/30/95)                      2,718,156           2,866,826
Other assets                                   2,865,915           2,994,253
                                          ---------------     ---------------
    Total Assets                             216,198,973         207,509,137
                                          ===============     ===============

Liabilities and Shareholders' Equity

Liabilities
Deposits                                  $  149,335,274       $ 147,119,870
Repurchase Agreements                          3,764,672           2,585,387
Advances from Federal Home Loan Bank          41,100,000          35,700,000
Notes payable                                  1,754,648           2,010,091
Due to broker                                         --             989,062
Other Liabilities                              1,460,829           1,829,449
                                          ---------------     ---------------
  Total Liabilities                          197,415,423         190,233,859

Shareholders' Equity
Preferred stock, Series A,
 45,454 shares issued and outstanding            999,988             999,988
Preferred stock, Series B,
 71,428 shares issued and outstanding            999,992             999,992
Common stock, par value $ 1, issued
 and outstanding,  1,203,486 shares at
 12/31/95 and 547,502 at 6/30/95               1,203,486             547,502
Additional paid in capital                     5,330,058           4,643,059
Retained earnings                             10,285,945          10,180,244
                                          ---------------     ---------------
                                              18,819,469          17,370,785
Net unrealized loss on available
 for sale securities                             (35,919)            (95,507)
                                          ---------------     ---------------
  Total Shareholders' Equity                  18,783,550          17,275,278
    Total Liabilities and Shareholders'
      Equity                              $  216,198,973       $ 207,509,137
                                          ===============     ===============

                       BETHEL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Income

                                                   Three Months Ended
                                                      December 31,
                                                  1995                1994
                                              --------------   --------------
Interest and Dividend Income
Interest on FHLB overnight deposits           $    174,511     $     114,826
Interest on loans & loans held for sale          4,078,736         3,695,313
Interest on investment securities &
 available for sale securities                     222,578           293,151
Dividends on Federal Home Loan Bank stock           36,887            53,513
Other Interest Income                               11,978             5,756
                                              --------------   --------------
  Total Interest Income                          4,524,690         4,162,559

Interest Expense
Deposits                                         1,652,178         1,301,404
Repurchase agreements                               48,880            21,442
Other borrowings                                   592,950           597,446
                                              --------------   --------------
  Total Interest Expense                         2,294,008         1,920,292
                                              --------------   --------------
Net Interest Income                              2,230,682         2,242,267
Provision for loan losses                          147,708           168,496
                                              --------------   --------------
  Net Interest Income after
    Provision for Loan Losses                    2,082,974         2,073,771

Other Income
Service charges                                    235,211           230,593
Available for sale securities gains (losses)        85,791             4,183
Gain (Loss) on trading account                       7,006           210,676
Other                                              222,470           209,940
                                              --------------   --------------
  Total Other Income                               550,478           655,392

Other Expenses
Salaries and employee benefits                     952,595           941,010
Net occupancy expense                              126,373           129,772
Equipment expense                                  175,814           176,272
Goodwill amortization                               74,335            58,566
Other                                              606,554           778,666
                                              --------------   --------------
  Total Other Expenses                           1,935,671         2,084,286
                                              --------------   --------------

Income Before Income Taxes                         697,781           644,877
Income tax  expense                                254,345           237,763
                                              --------------   --------------
Net Income                                    $    443,436     $     407,114
                                              ==============   ==============
Earnings Per Share
  Primary                                     $       0.32     $        0.30
  Fully Diluted                               $       0.29     $        0.28



                          BETHEL BANCORP AND SUBSIDIARIES
                         Consolidated Statements of Income

                                                     Six Months Ended
                                                       December 31,
                                                  1995               1994
                                              --------------   --------------
Interest and Dividend Income
Interest on FHLB overnight deposits           $    356,076     $     207,112
Interest on loans & loans held for sale          8,176,899         7,273,296
Interest on investment securities &
 available for sale securities                     383,158           465,777
Dividends on Federal Home Loan Bank stock           73,737           102,916
Other Interest Income                               17,476            12,659
                                              --------------   --------------
  Total Interest Income                          9,007,346         8,061,760

Interest Expense
Deposits                                         3,287,660         2,454,043
Repurchase agreements                               82,793            21,442
Other borrowings                                 1,192,909         1,233,081
                                              --------------   --------------
  Total Interest Expense                         4,563,362         3,708,566
                                              --------------   --------------
Net Interest Income                              4,443,984         4,353,194
Provision for loan losses                          295,563           348,814
                                              --------------   --------------
  Net Interest Income after
    Provision for Loan Losses                    4,148,421         4,004,380

Other Income
Service charges                                    516,820           450,285
Available for sale securities gains (losses)       206,383             8,129
Gain (Loss) on trading account                       7,006           223,823
Other                                              434,563           369,760
                                              --------------   --------------
  Total Other Income                             1,164,772         1,051,997

Other Expenses
Salaries and employee benefits                   1,995,844         1,869,651
Net occupancy expense                              248,269           233,176
Equipment expense                                  344,102           317,405
Goodwill amortization                              148,669            89,830
Other                                            1,214,711         1,266,482
                                              --------------   --------------
  Total Other Expenses                           3,951,595         3,776,544
                                              --------------   --------------
Income Before Income Taxes                       1,361,598         1,279,833
Income tax  expense                                496,525           467,007
                                              --------------   --------------
Net Income                                    $    865,073     $     812,826
                                              ==============   ==============
Earnings Per Share
  Primary                                     $       0.64     $        0.60
  Fully Diluted                               $       0.58     $        0.56

                           BETHEL BANCORP AND SUBSIDIARIES
               Consolidated Statements of Changes in Shareholders' Equity
                     Six Months Ended December 31, 1995 and 1994
                                                                                                      Net
                                                                                                  Unrealized
                                                                                                Gains(Losses)
                                                                   Additional                    on Available
                                    Common         Preferred       Paid - In       Retained        for Sale
                                     Stock           Stock         Capital        Earnings        Securities         Totals
                                 -------------   -------------   -------------  -------------   -------------    -------------
Balance at June 30, 1994         $    547,400    $  1,999,980    $  4,640,968    $ 9,006,038    $   (438,023)    $ 15,756,363
Net income for six months
  ended December 31,1994                  --              --              --         812,826             --           812,826
Dividends paid on common
  stock                                   --              --              --         (87,584)            --           (87,584)
Dividends paid on preferred
  stock                                   --              --              --         (70,000)            --           (70,000)
Net change in unrealized losses
on securities available for sale          --              --              --             --          (51,307)         (51,307)
                                 -------------   -------------   -------------  -------------   -------------    -------------
Balance December 31, 1994        $    547,400    $  1,999,980    $  4,640,968   $  9,661,280    $   (489,330)    $ 16,360,298
                                 =============   =============   =============  =============   =============    =============

Balance at June 30, 1995         $    547,502    $  1,999,980    $  4,643,059   $ 10,180,244    $    (95,507)    $ 17,275,278
Net income for six months
  ended December 31, 1995                 --              --              --         865,073             --           865,073
Dividends paid on common stock            --              --              --         (91,629)            --           (91,629)
Dividends paid on preferred stock         --              --              --         (70,000)            --           (70,000)
Issuance of common stock                  241             --            4,999            --              --             5,240
Common stock warrants exercised        50,000             --          650,000            --              --           700,000
Stock split effected in the form
 of a dividend                        597,743             --              --        (597,743)            --                 0
Stock options exercised                 8,000             --           32,000            --              --            40,000
Net change in unrealized losses
 on securities available for sale         --              --              --             --           59,588           59,588
                                 -------------   -------------   -------------  -------------   -------------    -------------
Balance December 31, 1995        $  1,203,486    $  1,999,980    $  5,330,058   $ 10,285,945    $    (35,919)    $ 18,783,550
                                 =============   =============   =============  =============   =============    =============

                          BETHEL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Cash Flow

                                                      Six Months Ended
                                                        December 31,
                                                  1995              1994
                                             ---------------  ---------------

Cash provided by operating activities        $      759,572   $    1,046,404

Cash flows from investing activities:
  FHLB stock purchased                             (150,000)        (205,000)
  Held to maturity securities purchased                  --      (11,526,263)
  Held to maturity securities matured                    --          207,018
  Available for sale securities purchased       (19,088,597)        (135,239)
  Available for sale securities principal
    reductions                                      400,237           47,083
  Available for sale securities sold             16,628,443          140,644
  New loans, net of repayments & charge offs       (280,874)      (6,193,058)
  Net capital expenditures                         (195,644)      (1,123,017)
  Real estate owned sold                            471,184          421,103
  Real estate held for investment purchased         (56,096)         (21,905)
  Real estate held for investment sold               40,000           41,100
  Premium paid for Key Bank acquisition                  --       (1,590,228)
                                             ---------------  ---------------
 Net cash provided by (used in)
      investing activities                       (2,231,347)     (19,937,762)

Cash flows from financing activities:
  Net change in deposits                          2,215,404       24,109,386
  Net change in repurchase agreements             1,179,285        2,010,236
  Dividends paid                                   (161,629)        (157,584)
  Proceeds from stock issuance                      745,240               --
  Net (decrease) increase in advances
   from Federal Home Loan Bank of Boston          5,400,000       (7,645,000)
  Net change in notes payable                      (255,443)        (379,966)
                                             ---------------  ---------------
    Net cash provided by financing
      activities                                  9,122,857       17,937,072
                                             ---------------  ---------------
    Net (decrease) increase in cash
      and cash equivalents                        7,651,082         (954,286)

Cash and cash equivalents,
 beginning of period                             14,740,070       11,336,505
                                             ---------------  ---------------
Cash and cash equivalents,
  end of period                              $   22,391,152   $   10,382,219
                                             ===============  ===============

Cash and cash equivalents include cash
  on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash
  investing activities:

Net increase (decrease) in valuation
  for unrealized market value adjustments
  on  available for sale securities                  59,585          (51,307)
Net transfer (to) from Loans to
 Other Real Estate Owned                           (158,173)         233,870

Supplemental disclosure of cash paid during the period for:

Income taxes paid, net of refunds                   433,700          689,000
Interest paid                                     4,566,224        3,720,580


                        BETHEL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 1995

1.   Basis of Presentation
     ---------------------
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1995 included in the Company's annual report on Form 10-K.


2.   Securities
     ----------
Securities available for sale at the carrying and approximate market values are summarized below.

                             December 31, 1995              June 30, 1995
                         --------------------------  --------------------------
                             Cost         Market          Cost         Market
                                          Value                        Value
                         ------------  ------------  ------------  ------------
Debt securities issued
 by the U.S. Treasury
 and other U.S.
Government corporations
  and agencies           $    250,000  $    245,950  $    250,000  $    239,225
Corporate bonds               149,623       147,830       149,599       141,436
Mortgage-backed
securities                 11,608,003    11,672,488     9,315,419     9,297,505
Equity securities             556,978       443,914       577,939       470,085
                         ------------  ------------  ------------  ------------
                         $ 12,564,604  $ 12,510,182  $ 10,292,957  $ 10,148,251
                         ============  ============  ============  ============



                            December 31, 1995               June 30, 1995
                         --------------------------  --------------------------
                             Cost         Market         Cost          Market
                                          Value                        Value
                         ------------  ------------  ------------  ------------
Due in one year
 or less                          --            --            --            --
Due after one year
 through five years           250,000       245,950           --            --
Due after five years
through ten years             149,623       147,830       399,599       380,661
Due after ten years               --            --            --            --
Mortgage-backed
 securities
 (including
 securities with
 interest rates
 ranging from
 5.15% to 8.5%
 maturing
 December 2007 to
 November 2024)            11,608,003    11,672,488     9,315,419     9,297,505
Equity securities             556,978       443,914       577,939       470,085
                         ------------  ------------  ------------  ------------
                         $ 12,564,604  $ 12,510,182  $ 10,292,957  $ 10,148,251
                         ============  ============  ============  ============

3.   Allowance for Loan Losses
     --------------------------
The following is an analysis of transactions in the allowance for loan losses:


                                               Six Months Ended
                                                 December 31,
                                      ------------------------------------
                                             1995                  1994
                                      ----------------    ----------------
Balance at beginning of year          $     2,396,000     $     2,463,000
Add provision charged to operations           295,563             348,814
Recoveries on loans previously
   charged off                                 20,776              29,161
                                      ----------------    ----------------
                                            2,712,339           2,840,975
  Less loans charged off                      318,339             413,275
                                      ----------------    ----------------
  Balance at end of period            $     2,394,000     $     2,427,700
                                      ================    ================

4.   Advances from Federal Home Loan Bank
     ------------------------------------
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                        December 31, 1995
                        ----------------------------------------------------
                        Principal           Interest             Maturity
                        Amounts              Rates                 Dates
                        ---------------  --------------------  --------------
                        $ 19,400,000        5.15% - 8.30%           1996
                           5,000,000        5.17% - 6.88%           1997
                          15,700,000        4.97% - 6.35%           1998
                           1,000,000            5.75%               1999
                        ---------------  --------------------  ---------------
                        $ 41,100,000
                        ===============

                                         June 30, 1995
                        -----------------------------------------------------

                        Principal           Interest             Maturity
                        Amounts              Rates                 Dates
                        ---------------  --------------------  ---------------
                        $ 25,400,000        4.41% - 7.65%           1996
                           5,300,000        5.17% - 8.30%           1997
                           4,000,000        4.97% - 6.35%           1998
                           1,000,000            5.75%               1999
                        --------------  ---------------------  ---------------
                        $ 35,700,000
                       ===============

5.   Stock Dividend
     --------------
The Company paid a 100% stock dividend to all shareholders on December 15, 1995. Based on this dividend, the current common stock outstanding was 1,203,486 shares at December 31, 1995. The Company anticipates continuing the annual dividend of $.32 per share, resulting in an increase in yield to shareholders.

6.   Reserve for Credit Losses
     -------------------------
Effective July 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 114,"Accounting by Creditors for Impairment of a Loan"(SFAS No. 114) as amended by SFAS No. 118,"Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures"(SFAS No. 118). SFAS 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected cash flows discounted at the loan's effective interest rate or
(ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans.

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

In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Loans classified as in-substance foreclosures prior to adoption of SFAS No. 114, but for which the Company had not taken possession of the collateral was $304,232 at June 30, 1995. This balance was reclassified from real state owned to loans for the comparable periods on the consolidated balance sheets and did not have a significant effect on the financial position, liquidity or results of operations of the Company.

At December 31, 1995, the recorded investment in impaired loans was $820,906 of commercial loans and $1,265,090 of commercial real estate loans, for a total of $2,085,996, all of which were on non-accrual status. Included in this amount is $1,650,771 of impaired loans for which the related impairment reserve is $643,586, and $435,225 of impaired loans which do not require an impairment reserve. The average recorded investment in impaired loans was $2,311,932 and $1,858,167 for the quarter and six months ended December 31, 1995, respectively. The amount of interest income recognized on impaired loans for the quarter was $16,945 and six months ended December 31, 1995 was $45,936. The allowance for loan losses contains $1,750,000 for homogenous loans as deemed necessary to maintain reserves at levels considered adequate by management.

7.   Subsequent Events
     -----------------
On Monday, January 8, 1996, the President of Bethel Bancorp (the "Company"), James D. Delamater, announced that the Company, subject to the receipt of necessary regulatory approvals, intends to merge the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank F.S.B. and Brunswick Federal Savings Bank, F.A. (the "Bank Subsidiaries"). The proposed merger was approved by the Boards of Directors of the two Bank Subsidiaries on January 3, 1996. The resulting bank will be known as Northeast Bank, F.S.B. The Bank Subsidiaries have applied to the Office of Thrift Supervision for approval of the proposed merger.

On the same day, Mr. Delamater announced that the Company intends to change its name to Northeast Bancorp upon the merger of its two Bank Subsidiaries and at the same time to change the symbol under which its stock trades on The NASDAQ Stock Market to NEBC.

                        BETHEL BANCORP AND SUBSIDIARIES
                                    Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation
        ------------

Financial Condition
-------------------
Total consolidated assets were $216,198,973, which represents an increase of $8,689,836 for the six months ended December 31, 1995, when compared to June 30, 1995. Total loans decreased by $69,651, while loans held for sale increased by $241,701. Federal Home Loan Bank (FHLB) overnight deposits increased by $7,563,682, while securities available for sale and FHLB Stock increased by $2,361,931 and $150,000, respectively during the same period. Total deposits increased by $2,215,404, total repurchase agreements increased by $1,179,285, and total borrowings from the FHLB increased by $5,400,000 from June 30, 1995 to December 31, 1995.

FHLB overnight deposits increased by $7,563,682 due to the cash provided by increased deposits and repurchase agreements as well as the increase in FHLB advances. The Company restructured its investment portfolio, during the quarter ended December 31, 1995, to improve the yield on the securities portfolio. This was accomplished by selling mortgage-backed securities with lower coupon rates and purchasing additional mortgage-backed securities with better yields, resulting in an increase in securities available for sale of $2,361,931. FHLB stock increased by $150,000 due the increased levels of FHLB advances. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans decreased by $69,651 for the six months ended December 31, 1995, which was a $2,179,000 improvement from September 31, 1995. The total principal decrease was primarily due to regular principal payments on the loan portfolio as well as a principal reductions from portfolio loan pay-offs. The Company's local market as well as the secondary market has become and continues to be very competitive for loan volume. The local competitive environment and customer's response to favorable secondary market rates has effected the Company's ability to increase the loan portfolio. In the effort to increase loan volume, the Company's offering rates for its loan products has been reduced to compete in the various markets. The decrease in loan rates will result in some margin compression to the Company. Loans held for sale increased by $241,701 due to the increased volume of mortgage loans sold and still pending closure to Freddie Mac and Fannie Mae. The increased volume was due to favorable secondary market rates during the Company's December 31, 1995 quarter.

The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 69% of the total loan portfolio, in which 48% of the residential loans are variable rate products. It is management's intent to increase the volume in variable rate residential loans, by selling fixed rate loans to the secondary market and marketing portfolio variable rate loans, to reduce the interest rate risk in this area. Fourteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in the real estate. The commercial real estate loans have minimal interest rate risk as 86% of the portfolio consists of variable rate products. Commercial loans make up 8% of the total loan portfolio, in which 92% of its balance are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Banks attempt to mitigate losses in commercial loans through lending in accordance to the Company's credit policies. Consumer and other loans make up 9% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return equal to the measured risks, and lending to individuals in the Company's known market areas.

Other real estate owned decreased by $341,426 from June 30, 1995 to December 31,1995 due to sales of these properties. On July 1, 1995 the Company adopted FASB Statement of Financial Accounting Standards Nos. 114 and 118. The adoption resulted in the reclassification of in-substance foreclosure loans to impaired loans. SFAS 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the presentvalue of expected future cash flows discounted at the loan's original effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans. The effect of SFAS 114 and 118 did not have a significant effect on the financial position, liquidity or results of operations of the Company and is more fully discussed in footnote 6 to the financial statements.

Both of the Company's subsidiary Banks continue to attract new deposit relationships. Total deposits were $149,335,274 and securities sold under repurchase agreements were $3,764,672 as of December 31, 1995. These amounts represent increases of $2,215,404 and $1,179,285, respectively, compared to June 30, 1995. Brokered deposits represented $7,516,585 of the total deposits for the quarter ended December 31, 1995 and decreased by $1,271,116 when compared to June 30, 1995's $8,787,701 balance. The Company utilizes, as alternative sources of funds, brokered CD's when the national brokered CD interest rates are less than the interest rates on local market deposits. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with the respect to the Company's ability to retain the funds. Based on the growth of local deposits and attractive FHLB advance rates, management has chosen to reduce its level of brokered deposits. Management will be reviewing an additional $3,000,000 of brokered deposits maturing in the next two quarters. Total advances from the FHLB were $41,100,000 as of December 31, 1995, an increase of $5,400,000 when compared to June 30, 1995. The cash received from FHLB advances as well as the increase in deposits and repurchase agreements was utilized for the increased loan demand, during the quarter ended December 31, 1995, and securities purchases as well as providing availablefunds for loan commitments that will close in the near future. The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $56,300,000 over and above the December 31, 1995 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank and the continued growth in bank deposits and repurchase agreements, management believes that the Company's available liquidity resources are sufficient to support future loan growth.

Notes payable decreased by $255,443, for the six months ended December 31, 1995,due to regular principal payments.

Total equity of the Company was $18,783,550 as of December 31, 1995 versus $17,275,278 at June 30, 1995. On September 8, 1995 Square Lake Holding Corporation exercised 50,000 warrants at an aggregate price of $700,000. These proceeds will be utilized as general working capital. The exercise of these warrants contributed to the growth of the Company's total equity. Warrants outstanding were 133,764 as of December 31, 1995. The Company paid a 100% stock dividend to all shareholders on December 15, 1995. Based on this dividend, the current common stock outstanding was 1,203,486 shares at December 31, 1995. The Company anticipates continuing the annual dividend of $.32 per share, resulting in an increase in yield to shareholders. Due to the ability of the Company to pay dividends from the subsidiaries to the holding company, the effect of increasing the dividend payout to common stock shareholders will not have a significant effect on the financial position, liquidity, or results of operations of the Company. Book value per common share was $13.95 as of December 31, 1995 and $13.95 at June 30, 1995, when restated for the 100% stock dividend. Total equity to total assets of the Company as of December 31, 1995 was 8.69%.


At December 31, 1995, the Banks' regulatory capital was in compliance with regulatory capital requirements as follows:


                                                                Brunswick
                                         Bethel Savings       Federal Savings,
                                          Bank, F.S.B.               F.A.
                                       ------------------    ------------------
Capital Requirements:
Tangible capital                         $1,643,000               $1,543,000
Percent of tangible assets                     1.50%                    1.50%
Core capital                             $3,286,000               $3,087,000
  Percent of adjusted tangible assets          3.00%                    3.00%
Leverage capital                         $4,382,000               $4,116,000
  Percent of adjusted leverage assets          4.00%                    4.00%
Risk-based capital                       $5,879,000               $4,656,000
  Percent of risk-weighted assets              8.00%                    8.00%

Actual:
Tangible capital                         $8,286,000               $7,866,000
  Percent of adjusted total assets             7.56%                    7.64%
  Excess of requirement                  $6,643,000               $6,323,000
Core capital                             $8,286,000               $7,866,000
  Percent of adjusted tangible assets          7.56%                    7.64%
  Excess of requirement                  $5,000,000               $4,779,000
Leverage capital                         $8,286,000               $7,866,000
  Percent of adjusted leverage assets          7.56%                    7.64%
  Excess of requirement                  $3,904,000               $3,750,000
Risk-based capital                       $8,770,000               $8,594,000
  Percent of risk-weighted assets             11.93%                   14.77%
  Excess of requirement                  $2,891,000               $3,938,000


The carrying value of securities available for sale of the Company was $12,510,182, which is $54,422 less than the cost of the underlying securities, at December 31, 1995. The reduction in carrying value from the cost was primarily attributable to the decline in market value of equity securities.
The difference between cost and carrying value of the securities was primarily due to the change in current market prices from the price at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the mortgage-backed securities are high grade government backed securities. Management believes that the yields currently received on this portfolio are satisfactory. As in any long term earning asset with a fixed earning rate, the market value of mortgage-backed securities will decline when market interest rates increase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Therefore, management believes that during adverse market fluctuations it would be advantageous to hold these securities until the market values recover.

The Company's allowance for loan losses was $2,394,000 as of December 31, 1995 versus $2,396,000 as of June 30, 1995, representing 1.41% of total loans, as of each time periods. The Company had non-performing loans totaling $3,624,000 at December 31, 1995 as compared to $2,266,000 at June 30, 1995. Non-performing loans represented 1.68% and 1.09% of total assets at December 31 and June 30, 1995, respectively. The Company's allowance for loan losses was equal to 66% and 106% of the total non-performing loans at December 31, 1995 and June 30, 1995, respectively. At December 31, 1995, the Company had approximately $4,175,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of December 31 and June 30, 1995, respectively:


                     Description              December 31,         June 30,
                                                 1995               1995
                  -------------------     -----------------  -----------------
                  1-4 Family Mortgages         $1,322,000            637,000
                  Commercial Mortgages          1,614,000          1,223,000
                  Commercial Installment          644,000            375,000
                  Consumer Installment             44,000             31,000
                                          -----------------  -----------------
                  Total non-performing         $3,624,000          2,266,000
                                          =================  =================

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

             3-31-95            6-30-95         9-30-95         12-31-95

              2.27%              2.46%           2.15%            3.51%

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. Management has allocated substantial resources to the collection area in an effort to control the growth in non-performing, delinquent and substandard loans in this area. In addition, the Company has historically experienced a seasonal increase in delinquent loans during the winter months, which increased total delinquencies during the second quarter, followed by an improvement in the spring and summer months.

The increase in non-performing, delinquent and classified loans this quarter was also due, in part, to the timing of the Company being funded by the guaranteed portion of an SBA loan, in the amount of $370,000. The Company has now been funded its guaranteed portion of the SBA loan. The Company has also received commitment letters for loan payoffs on loans that are in non-performing, delinquent or classified status. The loan payoffs are expected to improve the Company's level of non-performing, delinquent and classified loans in future quarters.

Classified assets are also considered in management's analysis in the adequacy of allowance for loan losses. Based on reviewing the credit risk and collateral of delinquent loans, classified loans and non-performing loans, management has considered the risks of the loan portfolio and believes the allowance for loan losses is adequate. Management at each of the subsidiary Banks primarily lends within their local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgage loans. On a regular and ongoing basis, Company management evaluates the adequacy of the allowance for loan losses.
The process to evaluate the allowance involves a high degree of management judgement. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Company's most recent examination by the OTS was on May 15, 1995. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

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

Results of Operations
---------------------
Net income for the quarter ended December 31, 1995 was $443,436. Primary earnings per share was $.32 and the fully diluted earnings per share was $.29 for the quarter ended December 31, 1995. This compares to earnings of $407,114 or a primary earnings per share of $.30 per share and a fully diluted earnings per share of $.28, for the quarter ended December 31, 1994. Net income for the six months ended December 31, 1995 was $865,073 versus $812,826 for the period ended December 31, 1994. Primary earnings per share was $.64 and fully diluted earnings per share was $.58 for the six month period ended December 31, 1995 versus primary earnings per share of $.60 and fully diluted earnings per share of $.56 for the period ended December 31, 1994. The 1994 earnings per share has been restated to give consideration to the 100% stock dividend.

The Company's net interest income was $2,230,682 for the quarter ended December 31, 1995 versus $2,242,267 for the quarter ended December 31, 1994, for a decrease of $11,585. This decrease was due to an increase of $362,131 in total interest income offset by an increase in total interest expense of $373,716.

The Company's net interest income was $4,443,984 for the six months ended December 31, 1995, versus $4,353,194 for the six months ended December 31, 1994,an increase of $90,790. Total interest income increased $945,586 during the six months ended December 31, 1995 compared to the six months ended December 31, 1994, resulting from the following items. Interest income on loans and loans held for sale increased by $903,603 for the six months ended December 31, 1995 resulting from a $368,487 increase due to an increase in the volume of loans as well as an increase of $535,116 due to increased rates on loans. Interest income on investment securities decreased by $106,324 resulting from a $102,454 decrease due to a decrease in volume as well as a decrease of $3,870 due to decreased rates on investments. Interest income on short term liquid funds increased by $148,307 resulting from a $105,318 increase due to an increase in volume as well as an increase of $42,989 due to increased rates on FHLB overnight deposits. The increase in total interest expense of $854,796 for the six months ended December 31, 1995 resulted from the followingitems. Interest expense on deposits increased by $833,617 for the six months ended December 31, 1995 resulting from a $311,548 increase due to an increase in the volume of deposits as well as an increase of $522,069 due to increasing deposit rates. Interest expense on repurchase agreements increased by $61,351 due to an increase of $59,663 in the volume of repurchase agreements as well asan increase of $1,688 due to increased repurchase agreement rates. Interest expense on borrowings decreased by $40,172 for the six months ended December 31, 1995 resulting from a decrease of $284,230 due to a decrease in the volume of borrowings offset by an increase of $244,058 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                                      Bethel Bancorp
                        Rate/Volume Analysis for the six months ended
                          December 31, 1995 versus December 31, 1994

                                Difference Due to
                             Volume             Rate              Total
                        ---------------    ---------------   ---------------
Investments             $    (102,454)     $     (3,870)     $    (106,324)
Loans                         368,487            535,116           903,603
FHLB & Other Deposits         105,318             42,989           148,307
                        ---------------    ---------------   ---------------
 Total                        371,351            574,235           945,586

Deposits                      311,548            522,069           833,617
Repurchase Agreements          59,663              1,688            61,351
Borrowings                   (284,230)           244,058           (40,172)
                        ---------------    ---------------   ---------------
  Total                        86,981            767,815           854,796
                        ---------------    ---------------   ---------------
   Net Interest Income  $     284,370      $    (193,580)    $      90,790
                        ===============    ================  ===============


           Rate/Volume amounts spread proportionately between volume and rate.

From October 1993 to late 1995, actions by the Federal Reserve Board resulted in increases in prime lending rates. In December 1995, actions by the Federal Reserve Board resulted in a decrease in prime lending rates. Approximately 20% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will fluctuate in the same direction as the prime rate, as well as on approximately 21% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. A fluctuation in short-term interest rates will also effect deposit and FHLB advance rates, in the same manner. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $550,478 and $1,164,772 for the three and six months ended December 31, 1995 versus $655,392 and 1,051,997 for the three and six months ended December 31, 1994. Service fee income was $235,211 and $516,820 for the three and six months ended December 31, 1995 versus $230,593 and $450,285 for the three and six months ended December 31, 1994.
The December 31, 1995 six month increase of $66,535 in service fee income was primarily due to the deposit fee income generated from the acquisition of the Key Bank branches. Income from available for sale securities gains was $85,791 and $206,383 for the three and six months ended December 31, 1995 versus $4,183 and $8,129 for the three and six months ended December 31, 1994. Gains from the sale of securities have increased due to the Company selling some of its available for sale securities, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio.
Income from trading account securities was $7,006 for each of the three and six month periods ended December 31, 1995 versus $210,676 and $223,823 for the three and six months ended December 31, 1994. The gain on trading account, in the December 31, 1994 quarter, was due to the sale and appreciation in the market values of the securities classified as trading. Currently, all of the trading account portfolio has been liquidated.

Other income was $222,470 and $434,563 for the three and six months ended December 31, 1995, which was an increase of $12,530 and an increase of $64,803 from other income for the three and six months ended December 31, 1994, which was $209,940 and $369,760, respectively. Gains on the sale of loans held for sale amounted to $40,342 and $123,158 for the three and six months ended December 31, 1995 versus $56,858 and $116,760 for the three and six months ended December 31, 1994. Gains from the sale of loans have increased as a result of increased originations due to secondary market loan demand from the Company's customers due to current low rates. Gross income for First New England Benefits was $76,179 and $154,502 for the three and six months ended December 31, 1995 versus $103,675 and $169,689 for the three and six months ended December 31, 1994. The amounts discussed in this paragraph are reflected in other income.

Total operating expense, or non-interest expense, for the Company was $1,935,671 and $3,951,595 for the three and six months ended December 31, 1995 versus $2,084,286 and $3,776,544 for the three and six months ended December 31, 1994.

Compensation expense increased by $11,585 and $126,193 for the three and six months ended December 31, 1995 as a result of the addition of the four new branches, annual salary increases and the increase in the number of individual employees qualifying for the Company's profit sharing and 401(k) program. Net occupancy expenses decreased by $3,399 and increased by $15,093 for the three and six months ended December 31, 1995. The six month increase in occupancy expense was primarily due to the four new branches acquired from Key Bank. Equipment expense increased by $26,697 for the six months ended December 31, 1995 due to the expenses associated with the new acquisitions as well as the general needs at the subsidiaries. Goodwill expense increased by $15,769 and $58,839 for the three and six months ended December 31, 1995 due to the premium paid for the four Key Bank branches. Other expenses have decreased by $172,112 and $51,771 for the three and six months ended December 31, 1995 versus the three and six months ended December 31, 1994. Other expenses decreased during the three and six months ended December 31, 1995 primarily due to the Company decreasing its computer services, provision for real estate owned, telephone, supplies and deposit insurance expenses . In September 1995, the Company received a rebate from the FDIC for its BIF insured deposits. This rebate reduced other expenses by approximately $56,000.

The FDIC has proposed a one time assessment on all SAIF insured deposits in a range of $.85 to $.90 per $100 of domestic deposits held as of March 31, 1995. This one time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits and could be payable in early 1996. If the assessment is made at the proposed rates, the effect on the Company would be an after tax charge of approximately $320,000 (assuming an income tax rate of 36%). The one time charge assumes a .85% charge on Brunswick Federal Savings, F.A. deposits of approximately $60,000,000 at March 31, 1995, which does not include the BIF insured deposits of the newly acquired Key Bank branches. Subsequent to the proposed payment of the one time assessment, the ongoing risk based assessment schedule for the newly capitalized SAIF would be similar to the schedule of BIF (the current FDIC board proposal has rates ranging from 4 to 31 basis points). The Company anticipates that it would be assessed at the lowest BIF rate as it currently is assessed at the lowest SAIF rate due to its regulatory standing. If the Company's premium is reduced to 4 basis points, the Company would have future after tax annual savings of approximately $180,000 (assuming an income tax rate of 36%). The annual savings assumes a
 .04% insurance premium charge compared to the current .23% insurance premium paid on the Company's total deposit base of $149,000,000.

The Company announced, subject to the receipt of necessary regulatory approval, its intention to merge the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A.. The merged banking subsidiaries would operate under the new name Northeast Bank, F.S.B.. The Company also intends to relocate its corporate headquarters and open a new retail banking facility in the Lewiston/Auburn area. Subject to regulatory approval, it is expected that these events will be completed by July 1, 1996. Due to the corporate plans mentioned above, the Company will incur additional expenses that will have a negative impact on earnings in the following quarters. The additional expenses are one time in nature and have not been projected at this time. The Company anticipates, over the long term, these moves will lead to an increase in efficiency and performance.

Impact of Inflation
-------------------
The consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                       BETHEL BANCORP AND SUBSIDIARIES
Part II -      Other Information


Item 1.   Legal Proceedings
          -----------------
Not Applicable.


Item 2.   Changes in Securities
          ---------------------
Not Applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------
Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
Not Applicable.


Item 5.   Other Information
          -----------------
Not Applicable.


Item 6.   Exhibits and Reports on Form 8 - K
          ----------------------------------
(a)  Exhibits
     --------

11   Statement regarding computation of per share earnings

27   Financial data schedule


(b)  Reports on Form 8 - K
     ---------------------
     No reports on Form 8 - K have been filed during the quarter ended December 31, 1995.



                       BETHEL BANCORP AND SUBSIDIARIES
                                  Signatures


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                BETHEL BANCORP
                               ----------------
                                 (Registrant)



                            /s/ James D. Delamater
                           -------------------------
                              James D. Delamater
                              President and CEO


                              /s/ Richard Wyman
                             -----------------------
                                Richard Wyman
                           Chief Financial Officer




Date:  February 13, 1996



                          BETHEL BANCORP AND SUBSIDIARIES
                              Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

11       Statement regarding computation of per share earnings

27       Finanacial Data Schedule