Form 10-Q
period 1996-03-31
BETHEL BANCORP
filed 1996-05-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - Q

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities _____Exchange Act of 1934

For the quarter ended March 31, 1996
                      ______________

or

_____Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________to______________________

Commission File Number         0 - 16123
                            _______________
                            Bethel Bancorp
                      ____________________________
             (Exact name of registrant as specified in its charter)

                    Maine                       01 - 0425066
__________________________________     __________________________________
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

489 Congress Street, Portland, Maine                     04101
_______________________________________                 ___________
(Address of principal executive offices)                 (Zip Code)

                            (207) 772 - 8587
            ____________________________________________________
             Registrant's telephone number, including area code

                               Not Applicable
______________________________________________________________________________
             Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes      X          No
                                                 ______________     ___________

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


Shares outstanding as of April, 30, 1996: 1,212,010 of common stock, $1.00 par value per share.

- ------------------------------------------------------------------------------

                       BETHEL BANCORP AND SUBSIDIARIES
                              Table of Contents


Part I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets
            March 31, 1996 and June 30, 1995

          Consolidated Statements of Income
            Three Months ended March 31, 1996 and 1995

          Consolidated Statements of Income
            Nine Months ended March 31, 1996 and 1995

          Consolidated Statements of Changes in Shareholders' Equity
            Nine Months ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows
            Nine Months ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operation

Part II.  Other Information

     Items 1 - 6.

     Signature Page

     Index to Exhibits


                       BETHEL BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                               March 31,            June 30,
                                                 1996                 1995
                                            _______________    _______________
Assets
Cash and due from banks                     $    4,166,451     $    3,855,648
Interest bearing deposits in other banks           424,968            367,423
Federal Home Loan Bank overnight deposits        5,936,292         10,517,000
Trading account securities at market             1,142,285              1,375
Available for sale securities                   26,899,364         10,148,251
Federal Home Loan Bank stock                     2,300,000          2,150,000
Loans held for sale                                578,571            528,839
Due from broker                                  1,005,403            941,407

Loans                                          168,041,063        170,442,082
  Less deferred loan origination fees              318,231            302,178
  Less allowance for loan losses                 2,497,000          2,396,000
                                            _______________    _______________

    Net loans                                  165,225,832        167,743,904

Bank premises and equipment, net                 3,682,436          3,873,278
Real estate held for investment                    478,607            452,479
Other real estate owned                            668,638          1,068,454
Goodwill (net of accumulated amortization
 of $854,150 at 3/31/96 and
 $631,146 at 6/30/95)                            2,643,822          2,866,826
Other assets                                     3,034,905          2,994,253
                                            _______________    _______________
   Total Assets                                218,187,574        207,509,137
                                            ===============    ===============

Liabilities and Shareholders' Equity

Liabilities

Deposits                                    $  146,618,164     $  147,119,870
Repurchase Agreements                            3,782,271          2,585,387
Advances from Federal Home Loan Bank            43,100,000         35,700,000
Notes payable                                    1,626,813          2,010,091
Due to broker                                    3,070,348            989,062
Other Liabilities                                1,480,704          1,829,449
                                            _______________    _______________
  Total Liabilities                            199,678,300        190,233,859

Shareholders' Equity
Preferred stock, Series A,
 45,454 shares issued and outstanding              999,988            999,988
Preferred stock, Series B,
 71,428 shares issued and outstanding              999,992            999,992
Common stock, par value $ 1, issued
 and outstanding, 1,203,486 shares at
 12/31/95 and 547,502 at 6/30/95                 1,203,764            547,502
Additional paid in capital                       5,332,838          4,643,059
Retained earnings                               10,456,450         10,180,244
                                            _______________    _______________
                                                18,993,032         17,370,785
Net unrealized loss on available
 for sale securities                              (483,758)           (95,507)
                                            _______________    _______________
  Total Shareholders' Equity                    18,509,274         17,275,278

    Total Liabilities and Shareholders'
      Equity                                $  218,187,574     $  207,509,137
                                            ===============    ================

                       BETHEL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Income


                                                      Three Months Ended
                                                          March 31,
                                                  1996              1995
                                            _______________   ________________

Interest and Dividend Income
Interest on FHLB overnight deposits         $      129,919    $        88,336
Interest on loans & loans held for sale          4,053,993          3,811,479
Interest on investment securities &
 available for sale securities                     351,339            393,563
Dividends on Federal Home Loan Bank stock           35,868             45,271
Other Interest Income                                5,220              5,321
                                            ________________    _______________
  Total Interest Income                          4,576,339          4,343,970

Interest Expense
Deposits                                         1,611,581          1,410,184
Repurchase agreements                               42,872             25,721
Other borrowings                                   654,874            628,565
                                            _______________    _______________
  Total Interest Expense                         2,309,327          2,064,470
                                            _______________    _______________

Net Interest Income                              2,267,012          2,279,500
Provision for loan losses                          159,960            145,776
                                            _______________    _______________
  Net Interest Income after
     Provision for Loan Losses                   2,107,052          2,133,724

Other Income

Service charges                                    250,005            248,119
Available for sale securities gains (losses)        19,187             (1,848)
Gain (Loss) on trading account                      16,093            151,910
Other                                              170,181            145,717
                                            _______________    _______________
  Total Other Income                               455,466            543,898

Other Expenses

Salaries and employee benefits                   1,095,931          1,003,890
Net occupancy expense                              171,886            149,483
Equipment expense                                  180,026            190,717
Goodwill amortization                               74,335             72,294
Other                                              557,960            614,482
                                            _______________    _______________
  Total Other Expenses                           2,080,138          2,030,866
                                            _______________    _______________
Income Before Income Taxes                         482,380            646,756
Income tax  expense                                180,575            238,683
                                            _______________    _______________
Net Income                                  $      301,805     $      408,073
                                            ===============    ===============

Earnings Per Share
  Primary                                   $         0.20     $         0.31
  Fully Diluted                             $         0.19     $         0.28

                        BETHEL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                    Nine Months Ended
                                                         March 31,
                                                  1996               1995
                                            _______________    _______________
Interest and Dividend Income
Interest on FHLB overnight deposits         $      485,995     $      295,448
Interest on loans & loans held for sale         12,230,893         11,084,775
Interest on investment securities &
 available for sale securities                     734,496            859,340
Dividends on Federal Home Loan Bank stock          109,605            148,188
Other Interest Income                               22,697             17,980
                                            _______________    _______________
  Total Interest Income                         13,583,686         12,405,731

Interest Expense
Deposits                                         4,899,241          3,864,227
Repurchase agreements                              125,665             47,163
Other borrowings                                 1,847,784          1,861,647
                                            _______________    _______________
  Total Interest Expense                         6,872,690          5,773,037
                                            _______________    _______________

Net Interest Income                              6,710,996          6,632,694
Provision for loan losses                          455,524            494,590
                                            _______________    _______________
  Net Interest Income after
    Provision for Loan Losses                    6,255,472          6,138,104

Other Income
Service charges                                    766,824            698,405
Available for sale securities gains (losses)       225,570              6,280
Gain (Loss) on trading account                      23,098            375,732
Other                                              604,746            531,412

  Total Other Income                        _______________    _______________
                                                 1,620,238          1,611,829

Other Expenses
Salaries and employee benefits                   3,091,775          2,873,541
Net occupancy expense                              420,155            382,659
Equipment expense                                  524,128            508,121
Goodwill amortization                              223,004            162,124
Other                                            1,772,671          1,896,899
                                            _______________    _______________
  Total Other Expenses                           6,031,733          5,823,344
                                            _______________    _______________
Income Before Income Taxes                       1,843,977          1,926,589
Income tax  expense                                677,099            705,691
                                            _______________    _______________
Net Income                                  $    1,166,878     $    1,220,898
                                            ===============    ===============

Earnings Per Share
  Primary                                   $          0.83     $        0.91
  Fully Diluted                             $          0.76     $        0.84


                      BETHEL BANCORP AND SUBSIDIARIES
        Consolidated Statements of Changes in Shareholders' Equity
               Nine Months Ended March 31, 1996 and 1995

                                                                                                     Net
                                                                                                  Unrealized
                                                                                                 Gains(Losses)
                                                                    Additional                   on Available
                                    Common         Preferred         Paid - In      Retained        for Sale
                                     Stock           Stock            Capital       Earnings      Securities        Total
                                _______________ _______________ _______________ _______________ _______________ _______________
Balance at June 30, 1994        $      547,400  $    1,999,980   $    4,640,968 $    9,006,038  $    (438,023)  $   15,756,363
Net income for Nine months
  ended March 31,1995                    --              --               --         1,220,898            --         1,220,898
Dividends paid on common
  stock                                  --              --               --          (131,376)           --          (131,376)
Dividends paid on preferred
  stock                                  --              --               --          (104,999)           --          (104,999)
Net change in unrealized
  losses on securities
  available for sale                     --              --               --             --             4,427            4,427
                                _______________ _______________ _______________ _______________  ______________  _______________
Balance March 31, 1996          $      547,400  $    1,999,980   $    4,640,968 $    9,990,561   $   (433,596)   $  16,745,313
                                =============== =============== =============== ===============  =============== ===============

Balance at June 30, 1995        $      547,502  $    1,999,980   $    4,643,059 $   10,180,244  $     (95,507)   $  17,275,278
Net income for Nine months
  ended March 31, 1996                   --              --               --         1,166,878            --         1,166,878
Dividends paid on common
  stock                                  --              --               --          (187,930)           --          (187,930)
Dividends paid on preferred
  stock                                  --              --               --          (104,999)           --          (104,999)
Issuance of common stock                   519           --               7,779          --               --             8,298
Common stock warrants
exercised                               50,000           --             650,000          --               --           700,000
Stock split effected in the form
of a dividend                          597,743           --               --          (597,743)           --                 0
Stock options exercised                  8,000           --              32,000          --               --            40,000
Net change in unrealized
  losses on securities
  available for sale                     --              --               --             --           (388,251)       (388,251)
                                _______________ _______________ _______________ _______________ _______________ _______________
Balance March 31, 1996          $    1,203,764  $    1,999,980  $     5,332,838 $   10,456,450  $     (483,758) $   18,509,274
                                =============== =============== =============== =============== =============== ===============


                           BETHEL BANCORP AND SUBSIDIARIES
                         Consolidated Statements of Cash Flow

                                                    Nine Months Ended
                                                       March 31,
                                                  1996              1995
                                            _______________    _______________
Cash provided by operating activities
                                            $    3,567,289     $    2,205,597

Cash flows from investing activities:
  FHLB stock purchased                            (150,000)          (205,000)
  Held to maturity securities purchased              --           (12,421,919)
  Held to maturity securities matured                --             1,481,795
  Available for sale securities purchased      (35,381,445)          (265,841)
  Available for sale securities principal
    reductions                                     524,396             66,882
  Available for sale securities sold            16,746,027            149,417
  New loans, net of repayments & charge offs     1,993,534         (9,146,040)
  Net capital expenditures                        (248,449)        (1,325,865)
  Real estate owned sold                           585,116            664,621
  Real estate held for investment purchased        (56,096)           (21,905)
  Real estate held for investment sold              40,000            168,600
  Premium paid for Key Bank acquisition              --            (1,590,228)
                                            _______________    _______________
    Net cash provided by (used in)
      investing activities                     (15,946,917)       (22,445,483)

Cash flows from financing activities:
  Net change in deposits                          (501,706)        25,161,838
  Net change in repurchase agreements            1,196,884          2,425,603
  Dividends paid                                  (292,929)          (236,375)
  Proceeds from stock issuance                     748,298              --
  Net (decrease) increase in advances
    from Federal Home Loan Bank of Boston        7,400,000         (9,700,000)
  Net change in notes payable                     (383,278)          (382,511)
                                            _______________    _______________
    Net cash provided by financing
      activities                                 8,167,269         17,268,555
                                            _______________    _______________
    Net (decrease) increase in cash
      and cash equivalents                      (4,212,359)        (2,971,331)

Cash and cash equivalents,
 beginning of period                            14,740,070         11,336,505
                                            _______________    _______________
Cash and cash equivalents,
 end of period                              $   10,527,711     $    8,365,174
                                            ===============    ===============

Cash and cash equivalents include cash
 on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash
 investing activities:

Net increase (decrease) in valuation
 for unrealized market value adjustments
 on available for sale securities                 (388,251)             4,427

Net transfer (to) from Loans to
 Other Real Estate Owned                          (100,174)           481,775

Supplemental disclosure of cash paid
 during the period for:

Income taxes paid, net of refunds                  693,700            693,500
Interest paid                                    6,904,084          5,743,798

                        BETHEL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1996

1.   Basis of Presentation
     _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending
June 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended
June 30, 1995 included in the Company's annual report on Form 10-K.


2.   Securities
     __________
Securities available for sale at the carrying and approximate market values are summarized below.


                                 March 31, 1996          June 30, 1995
                          _________________________ _________________________
                                         Market                    Market
                              Cost        Value        Cost         Value
                          ____________ ____________ ____________ ____________
Debt securities issued
 by the U.S. Treasury
 and other U.S.
 Government corporations
 and agencies             $ 1,250,000  $ 1,229,850  $   250,000  $   239,225
Corporate bonds               149,634      141,750      149,599      141,436
Mortgage-backed
 securities                25,675,509   25,052,140    9,315,419    9,297,505
Equity securities             557,187      475,624      577,939      470,085
                          ____________ ____________ ____________ ____________
                          $27,632,330  $26,899,364  $10,292,957  $10,148,251
                          ============ ============ ============ ============

                                 March 31, 1996          June 30, 1995
                          _________________________ ________________________
                                         Market                    Market
                              Cost        Value        Cost         Value
                          ____________ ____________ ____________ ____________
Due in one year
 or less                        --           --           --           --
Due after one year
 through five years           250,000      239,850        --           --
Due after five years
 through ten years            149,634      141,750      399,599      380,661
Due after ten years         1,000,000      990,000        --           --
Mortgage-backed
 securities (including
 securities with interest
 rates ranging from
 5.15% to 8.5% maturing
 April 2009 to
 March 2026)               25,675,509   25,052,140    9,315,419    9,297,505
Equity securities             557,187      475,624      577,939      470,085
                          ____________ ____________ ____________ ____________
                          $27,632,330  $26,899,364  $10,292,957  $10,148,251
                          ============ ============ ============ ============

                         BETHEL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1996


3.   Allowance for Loan Losses
     _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                      Nine Months Ended
                                                           March 31,
                                               _______________________________
                                                   1996              1995
                                               ______________  ______________
Balance at beginning of year                    $ 2,396,000     $ 2,463,000
Add provision charged to operations                 455,524         494,590
Recoveries on loans previously charged off           58,229          36,387
                                               ______________  ______________
                                                  2,909,753       2,993,977
  Less loans charged off                            412,753         463,977
                                               ______________  ______________
  Balance at end of period                      $ 2,497,000     $ 2,530,000
                                               ==============  ==============

4.   Advances from Federal Home Loan Bank
     ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                              March 31, 1996
                         __________________________________________________
                           Principal         Interest            Maturity
                           Amounts            Rates                Dates
                         ______________  _____________________  ____________
                          $22,100,000        5.17% - 8.30%          1997
                            4,500,000        4.97% - 6.86%          1998
                           16,500,000        5.64% - 6.35%          1999
                         ______________
                           $43,100,000
                         ==============

                                              June 30, 1995
                         ___________________________________________________
                           Principal         Interest            Maturity
                           Amounts             Rates               Dates
                         ______________  _____________________  ___________
                          $25,400,000        4.41% - 7.65%          1996
                            5,300,000        5.17% - 8.30%          1997
                            4,000,000        4.97% - 6.35%          1998
                            1,000,000            5.75%              1999
                         ______________
                          $35,700,000
                         ==============

5.   Stock Dividend
     _______________
The Company paid a 100% stock dividend to all shareholders on December 15, 1995. Based on this dividend, the current common stock outstanding was 1,203,764 shares at March 31, 1996. The Company anticipates continuing the annual dividend of $.32 per share, resulting in an increase in yield to shareholders.


                         BETHEL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              March 31, 1996

6.    Reserve for Credit Losses
      _________________________
Effective July 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 114,"Accounting by Creditors for Impairment of a Loan"(SFAS No. 114) as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures"(SFAS No. 118). SFAS 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected cash flows discounted at the loan's effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans.

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

At March 31, 1996, the recorded investment in impaired loans was $754,095 of commercial loans and $1,019,622 of commercial real estate loans, for a total of $1,773,717, all of which were on non-accrual status. Included in this amount is $1,107,340 of impaired loans for which the related impairment reserve is $509,266, and $666,377 of impaired loans which do not require an impairment reserve. The average recorded investment in impaired loans was $1,882,061 and $1,866,132 for the quarter and nine months ended March 31, 1996, respectively. The amount of interest income recognized on impaired loans for the quarter was $26,741 and nine months ended March 31, 1996 was $60,636. The allowance for loan losses contains $1,988,000 for homogenous loans as deemed necessary to maintain reserves at levels considered adequate by management.

7.   Merger of Banking Subsidiaries and Proposed Name Change
     _______________________________________________________
On Monday, January 8, 1996, the President of Bethel Bancorp (the "Company"), James D. Delamater, announced that the Company, intends to merge the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank F.S.B. and Brunswick Federal Savings Bank, F.A. (the "Bank Subsidiaries"). The proposed merger was approved by the Boards of Directors of the two Bank Subsidiaries on January 3, 1996 and the Office of Thrift Supervision on March 19, 1996.
The resulting bank will be known as Northeast Bank, F.S.B.

On the same day, Mr. Delamater announced that the Company intends to change its name to Northeast Bancorp upon the merger of its two Bank Subsidiaries and at the same time to change the symbol under which its stock trades on The NASDAQ Stock Market to NEBC.




                        BETHEL BANCORP AND SUBSIDIARIES
                                    Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        _______________________________________________________________________
of Operation
____________
Financial Condition
___________________
Total consolidated assets were $218,187,574, which represents an increase of $10,678,437 for the nine months ended March 31, 1996, when compared to
June 30, 1995.  Total loans decreased by $2,401,019, while loans held for
sale increased by $49,732.   Federal Home Loan Bank (FHLB) overnight deposits
decreased by $4,580,708, while cash and due from banks increased by $310,803
 from June 30, 1995 to March 31,1996.   Securities available for sale,
trading account securities and FHLB Stock increased by $16,751,113,
$1,140,910 and $150,000, respectively during the same period.   Total deposits
decreased by $501,706, total repurchase agreements increased by $1,196,884, and total borrowings from the FHLB increased by $7,400,000 from June 30, 1995 to March 31, 1996.

The Company increased its FHLB advances by $7,400,000. The proceeds from the increased borrowings, along with $4,580,708 from the reduction of FHLB overnight deposits, were utilized to purchase mortgage-backed securities, thereby increasing the Company s earning assets. The Company restructured its investment portfolio, during the quarter ended December 31, 1995, to improve the yield on the securities portfolio. This was accomplished by selling mortgage-backed securities with lower coupon rates and purchasing additional mortgage-backed securities with better yields. In the March 31, 1996 quarter, the Company took advantage of the fluctuating market rates and prices and purchased additional mortgage-backed securities, resulting in an increase in securities available for sale of $14,389,182 in the current quarter and $16,751,113 year to date. The additional securities will have a net earnings yield benefit of 200 basis points, when factoring in the average yield on FHLB overnight deposits and the average cost on FHLB advances. FHLB stock increased by $150,000 due the increased levels of FHLB advances. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans decreased by $2,401,019 for the nine months ended March 31, 1996. The total principal decrease was primarily due to regular principal payments on the loan portfolio as well as a principal reductions from portfolio loan
pay-offs.   The local competitive environment and customer's response to favorable secondary market rates has effected the Company's ability to
increase the loan portfolio.   Loans held for sale increased by $49,732 due to
the increased volume of mortgage loans sold and still pending closure to Freddie Mac and Fannie Mae. The increased volume was due to favorable secondary market rates during the Company's March 31, 1996 quarter.

The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 69% of the total loan portfolio, in which 49% of the residential loans are variable rate products. It is management's intent to increase the volume in variable rate residential loans, by selling fixed rate loans to the secondary market and marketing portfolio variable rate loans, to reduce the interest rate risk in this area. Fifteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in the real estate. The commercial real estate loans have minimal interest rate risk as 86% of the portfolio consists of variable rate products. Commercial loans make up 7% of the total loan portfolio, in which 90% of its balance are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Banks attempt to mitigate losses in commercial loans through lending in accordance to the Company's credit policies. Consumer and other loans make up 9% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate risk by keeping the products offered short-term, receiving a rate of return equal to the measured risks, and lending to individuals in the Company's known market areas.

Other real estate owned decreased by $399,816 from June 30, 1995 to March 31, 1996 due to sales of properties. On July 1, 1995 the Company adopted FASB Statement of Financial Accounting Standards Nos. 114 and 118. The adoption resulted in the reclassification, as of June 30,1995, of in-substance foreclosure loans to impaired loans. SFAS 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (i) the present value of expected future cash flows discounted at the loan's original effective interest rate or (ii) the loan's observable market price or (iii) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans. The effect of SFAS 114 and 118 did not have a significant effect on the financial position, liquidity or results of operations of the Company and is more fully discussed in footnote 6 to the financial statements.

Bank premises and equipment decreased by $190,842 and Goodwill decreased by $223,004 from June 30, 1995 to March 31, 1996. The reduction in these accounts were due to normal depreciation and amortization.

Total deposits were $146,618,164 and securities sold under repurchase agreements were $3,782,271 as of March 31, 1996. These amounts represent a decrease of $501,706 and an increase of $1,196,884, respectively, compared to June 30, 1995. The Company s subsidiary Banks experienced some seasonal
fluctuation in balances.   Brokered deposits represented $6,630,988 of the
total deposits for the quarter ended March 31, 1996 and decreased by $2,156,713 when compared to June 30, 1995's $8,787,701 balance. The Company utilizes, as alternative sources of funds, brokered CD's when the national brokered CD interest rates are less than the interest rates on local market deposits. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with the respect to the Company's ability to retain the funds. Based on the normal growth of local deposits and attractive
FHLB advance rates, management has chosen to reduce its level of brokered deposits. Management will be reviewing an additional $2,500,000 of brokered deposits maturing in the next quarter. Total advances from the FHLB were $43,100,000 as of March 31, 1996, an increase of $7,400,000 when compared to
June 30, 1995.   The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $52,500,000 over and above the March 31, 1996 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank and the continued growth in bank deposits and repurchase agreements, management believes that the Company's available liquidity resources are sufficient to support future loan growth.

Notes payable decreased by $383,278, for the nine months ended March 31, 1996, due to regular principal payments. Due to broker increased by $2,081,286 due to the purchase of GNMA securities that had not settled by March 31, 1996.

Total equity of the Company was $18,509,274 as of March 31, 1996 versus $17,275,278 at June 30, 1995. On September 8, 1995 Square Lake Holding Corporation exercised 50,000 warrants at an aggregate price of $700,000.
These proceeds have been utilized as general working capital. The exercise of these warrants contributed to the growth of the Company's total equity. Warrants outstanding were 133,764 as of March 31, 1996. The Company paid a 100% stock dividend to all shareholders on December 15, 1995. The current common stock outstanding was 1,203,764 shares at March 31, 1996. The Company anticipates continuing the annual dividend of $.32 per share, resulting in an increase in yield to shareholders, from prior to the stock dividend. Due to the ability of the Company to pay dividends from the subsidiaries to the holding company, the effect of increasing the dividend payout to common stock shareholders will not have a significant effect on the financial position, liquidity, or results of operations of the Company. Book value per common share was $13.71 as of March 31, 1996 and $13.95 at June 30, 1995, when restated for the 100% stock dividend. Total equity to total assets of the Company as of March 31, 1996 was 8.48%.

At March 31, 1996, the Banks' regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                  Brunswick
                                             Bethel Savings   Federal Savings,
                                               Bank, F.S.B.         F.A.
                                           _________________  ________________
Capital Requirements:
Tangible capital                           $     1,677,000    $    1,548,000
  Percent of tangible assets                          1.50%             1.50%
Core capital                               $     3,354,000    $    3,095,000
  Percent of adjusted tangible assets                 3.00%             3.00%
Leverage capital                           $     4,472,000    $    4,127,000
  Percent of adjusted leverage assets                 4.00%             4.00%
Risk-based capital                         $     5,867,000    $    4,398,000
  Percent of risk-weighted assets                     8.00%             8.00%

Actual:
Tangible capital                           $     8,178,000    $    7,689,000
  Percent of adjusted total assets                    7.32%             7.45%
  Excess of requirement                    $     6,501,000    $    6,141,000
Core capital                               $     8,178,000    $    7,689,000
  Percent of adjusted tangible assets                 7.32%             7.45%
  Excess of requirement                    $     4,824,000    $    4,594,000
Leverage capital                           $     8,178,000    $    7,689,000
  Percent of adjusted leverage assets                 7.32%             7.45%
  Excess of requirement                    $     3,706,000     $   3,562,000
Risk-based capital                         $     8,480,000     $   8,377,000
  Percent of risk-weighted assets                    11.56%            15.24%
  Excess of requirement                    $     2,613,000     $   3,979,000

The carrying value of securities available for sale of the Company was $26,899,364, which is $732,966 less than the cost of the underlying securities, at March 31, 1996. The reduction in carrying value from the cost was primarily attributable to the decline in market value of mortgage-backed securities. The difference between cost and carrying value of the securities was primarily due to the change in current market prices from the price at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the mortgage-backed securities are high grade government backed securities. Management believes that the yields currently received on this portfolio are satisfactory. As in any long term earning asset with a fixed earning rate, the market value of mortgage-backed securities will decline when market interest rates increase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Therefore, management believes that during adverse market fluctuations it would be advantageous to hold these securities until the market values recover.

The Company's allowance for loan losses was $2,497,000 as of March 31, 1996 versus $2,396,000 as of June 30, 1995, representing 1.49% and 1.41% of total loans, respectively. The Company had non-performing loans totaling
$3,070,000 at March 31, 1996 as compared to $2,266,000 at June 30, 1995.
Non-performing loans represented 1.41% and 1.09% of total assets at March 31, 1996 and June 30, 1995, respectively. The Company's allowance for loan losses was equal to 81% and 106% of the total non-performing loans at March 31, 1996 and June 30, 1995, respectively. At March 31, 1996, the Company had approximately $4,027,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of March 31 and June 30, 1995, respectively:

                                          March 31,            June 30,
                   Description              1996                 1995
            _________________________  _______________    ________________
              1-4 Family Mortgages     $   1,354,000             637,000
              Commercial Mortgages         1,250,000           1,223,000
              Commercial Installment         375,000             375,000
              Consumer Installment            91,000              31,000
                                       _______________    ________________
                Total non-performing       3,070,000           2,266,000
                                       ===============    ================

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

                 6-30-95          9-30-95       12-31-95        3-31-96
                  2.46%            2.15%          3.51%          2.82%

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market, while the economy in the state of Maine appears to be stable with moderate or flat growth. The weakness in the Oxford county economy is a risk to the overall credit quality of the loan portfolio of Bethel Savings Bank. Bethel Savings Bank has expanded its market beyond Oxford county with the acquisition of the
Key Bank branches.   Management has allocated substantial resources to the
collection area in an effort to control the growth in non-performing, delinquent and substandard loans in Oxford county. In addition, the Company has historically experienced a seasonal increase in delinquent loans during the winter months, which increased total delinquencies during the second quarter, followed by an improvement in the spring and summer months. The Company will continue to monitor loans within these portfolios and increase the levels of allowance for loan losses when necessary.

Classified assets are also considered in management's analysis of the adequacy of allowance for loan losses. Based on reviewing the credit risk and collateral of delinquent loans, classified loans and non-performing loans, management has considered the risks of the loan portfolio and believes the allowance for loan losses is adequate. Management at each of the subsidiary Banks primarily lends within their local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgage loans. On a regular and ongoing basis, Company management evaluates the adequacy of the allowance for loan losses. The process to evaluate the allowance involves a high degree of management judgement. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Company's most recent examination by the OTS was on May 15, 1995. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

Results of Operations
_____________________
Net income for the quarter ended March 31, 1996 was $301,805. Primary earnings per share was $.20 and the fully diluted earnings per share was $.19 for the quarter ended March 31, 1996. This compares to earnings of $408,073 or a primary earnings per share of $.31 per share and a fully diluted earnings per share of $.28, for the quarter ended March 31, 1995. Net income for the nine months ended March 31, 1996 was $1,166,878 versus $1,220,898 for the period ended March 31, 1995. Primary earnings per share was $.83 and fully diluted earnings per share was $.76 for the nine month period ended March 31, 1996 versus primary earnings per share of $.91 and fully diluted earnings per share of $.84 for the period ended March 31, 1995. The 1995 earnings per share has been restated to give consideration to the 100% stock dividend.

The Company's net interest income was $2,267,012 for the quarter ended
March 31, 1996 versus $2,279,500 for the quarter ended March 31, 1995, for a decrease of $12,488. This decrease was due to an increase of $232,369 in total interest income offset by an increase in total interest expense of $244,857.

The Company's net interest income was $6,710,996 for the nine months ended March 31, 1996, versus $6,632,694 for the nine months ended March 31, 1995, an increase of $78,302. Total interest income increased $1,177,955 during the nine months ended March 31, 1996 compared to the nine months ended
March 31, 1995, resulting from the following items. Interest income on loans and loans held for sale increased by $1,146,118 for the nine months ended
March 31, 1996 resulting from a $458,255 increase due to an increase in the volume of loans as well as an increase of $687,863 due to increased rates on loans. Interest income on investment securities decreased by $157,952 resulting from a $103,062 decrease due to a decrease in volume as well as a decrease of $54,890 due to decreased rates on investments. Interest income on short term liquid funds increased by $189,789 resulting from a $158,467 increase due to an increase in volume as well as an increase of $31,322 due to increased rates on FHLB overnight deposits. The increase in total interest expense of $1,099,653 for the nine months ended March 31, 1996 resulted from the following items. Interest expense on deposits increased by $1,035,014 for the nine months ended March 31, 1996 resulting from a $350,974 increase due to an increase in the volume of deposits as well as an increase of $684,040 due to increasing deposit rates. Interest expense on repurchase agreements increased by $78,502 due to an increase of $75,657 in the volume of repurchase agreements as well as an increase of $2,845 due to increased repurchase agreement rates. Interest expense on borrowings decreased by $13,863 for the nine months ended March 31, 1996 resulting from a decrease of $193,345 due to a decrease in the volume of borrowings offset by an increase of $179,482 due to a change in the mix of interest rates on borrowings. The information produced for the rate/volume analysis is based on average balances for the year. In utilizing average balances, the rate/volume trends are reported in a more accurate manner and could be different than the volume trends reported
on the consolidated balance sheets.   The changes in net interest income, as
explained above, are also presented in the schedule below.

                                      Bethel Bancorp
                       Rate/Volume Analysis for the nine months ended
                            March 31, 1996 versus March 31, 1995

                               Difference Due to
                              Volume        Rate              Total
                          ____________  ____________   ___________________
Investments                  (103,062)     (54,890)            (157,952)
Loans                         458,255      687,863            1,146,118
FHLB & Other Deposits         158,467       31,322              189,789
                          ____________  ____________   ___________________
  Total                       513,660      664,295            1,177,955

Deposits                      350,974      684,040            1,035,014
Repurchase Agreements          75,657        2,845               78,502
Borrowings                   (193,345)     179,482              (13,863)
                          ____________  ____________   ___________________
  Total                       233,286      866,367            1,099,653
                          ____________  ____________   ___________________
    Net Interest Income      280,374      (202,072)              78,302
                          ============  ============   ===================

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

Total non-interest income was $455,466 and $1,620,238 for the three and nine months ended March 31, 1996 versus $543,898 and 1,611,829 for the three and nine months ended March 31, 1995. Service fee income was $250,005 and $766,824 for the three and nine months ended March 31, 1996 versus $248,119 and $698,405 for the three and nine months ended March 31, 1995. The March 31, 1996 nine month increase of $68,419 in service fee income was primarily due to the deposit fee income generated from the acquisition of the Key Bank branches. Income from available for sale securities gains was $19,187 and $225,570 for the three and nine months ended March 31, 1996 versus $(1,848) and $6,280 for the three and nine months ended March 31, 1995. Gains from the sale of securities have increased due to the Company selling some of its available for sale securities, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $16,093 and 23,098 for the three and nine months ended March 31, 1996 versus $151,910 and $375,732 for the three and nine months ended March 31, 1995. The gain on trading account, in the March 31, 1995 quarter, was due to the sale and appreciation in the market values of the securities classified as trading.

Other income was $170,181 and $604,746 for the three and nine months ended March 31, 1996, which was an increase of $24,464 and an increase of $73,334 from other income for the three and nine months ended March 31, 1995, which was $145,717 and $531,412, respectively. Gains on the sale of loans held for sale amounted to $59,218 and $182,386 for the three and nine months ended
March 31, 1996 versus $24,639 and $141,399 for the three and nine months ended March 31, 1995. Gains from the sale of loans have increased as a result of increased originations due to secondary market loan demand from the Company's customers due to current low rates. Gross income for First New England Benefits was $67,766 and $222,267 for the three and nine months ended March 31, 1996 versus $85,659 and $255,349 for the three and nine months ended
March 31, 1995. The amounts discussed in this paragraph are reflected in other income.

Total operating expense, or non-interest expense, for the Company was $2,080,138 and $6,031,733 for the three and nine months ended March 31, 1996 versus $2,030,866 and $5,823,344 for the three and nine months ended
March 31, 1995.

Compensation expense increased by $92,041 and $218,234 for the three and nine months ended March 31, 1996 as a result of the addition of the four new branches, annual salary increases and the increase in the number of individual employees qualifying for the Company's profit sharing and 401(k) program. Net occupancy expenses increased by $22,403 and $37,496 for the three and nine months ended March 31, 1996. The quarter and nine month increase in occupancy expense was primarily due to seasonal factors and the four new branches acquired from Key Bank, respectively. Equipment expense decreased by $10,691 and increased by $16,007 for the three and nine months ended March 31, 1996 due to the expenses associated with the new acquisitions as well as the general needs at the subsidiaries. Goodwill expense increased by $2,041 and $60,880 for the three and nine months ended March 31, 1996 due to the amortization of the premium paid for the four Key Bank branches. Other expenses have decreased by $56,522 and $124,228 for the three and nine months ended March 31, 1996 as compared to the three and nine months ended March 31, 1995, primarily due to the Company decreasing its computer services, loan expenses, telephone, supplies and deposit insurance expenses . In September 1995, the Company received a rebate from the FDIC for its BIF insured deposits. This rebate reduced other expenses by approximately $56,000.

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

The Company announced its intention to merge the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A.. The merged banking subsidiaries would operate under the new name Northeast Bank, F.S. B.. The Company also intends to relocate its corporate headquarters and open a new retail banking facility in the Lewiston/Auburn area. The subsidiary merger received regulatory approval on March 19, 1996 and is expected to be completed by July 1, 1996. Due to the corporate plans mentioned above, the Company will incur additional expenses that will have a negative impact on earnings in the following quarters. The additional merger expenses are one time in nature and are estimated to be at a minimum of approximately $200,000. The Company anticipates, over the long term, these moves will lead to an increase in efficiency and performance.

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

Item 2.   Changes in Securities
          _____________________
Not Applicable.

Item 3.   Defaults Upon Senior Securities
          _______________________________
Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
Not Applicable.

Item 5.   Other Information
          _________________
Not Applicable.

Item 6.   Exhibits and Reports on Form 8 - K
          __________________________________
(a)  Exhibits
     ________
3.2  Restated by-laws of Bethel Bancorp as amended February 23, 1996

11   Statement regarding computation of per share.

27   Financial data schedule

(b)  Reports on Form 8 - K
     _____________________

     On January 12, 1996, the Company filed a report on Form 8-K announcing that it intends to merge the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank F.S.B. and Brunswick Federal Savings Bank, F.A. (the "Bank Subsidiaries"). The proposed merger was approved by the Boards of Directors of the two Bank Subsidiaries on January 3, 1996. The resulting bank, which will be known as Northeast Bank, F.S.B. will have assets of over $200,000,000 and will operate eight branches in four Maine counties. On March 19, 1996, the Bank Subsidiaries received approval from the Office of Thrift Supervision for the proposed merger.

     Included in the report on Form 8-K filed on January 12, 1996, the Company announced that it intends to change its name to Northeast Bancorp upon the merger of its two Bank Subsidiaries and at the same time will change the symbol under which its stock trades on the NASDAQ Stock Market to NEBC.

                          BETHEL BANCORP AND SUBSIDIARIES
                                  Signatures


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BETHEL BANCORP
                              __________________
                                 (Registrant)


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


Date:  May 13, 1996

                       BETHEL BANCORP AND SUBSIDIARIES
                              Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

11             Statement regarding computation of per share earnings

27             Financial Data Schedule