Form 10-K
period 1996-06-30
BETHEL BANCORP
filed 1996-09-26
CIK 811831

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For fiscal year ended  June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from

   Commission file number (0-16123)


                              Bethel Bancorp
          (Exact name of registrant as specified in its charter)


                  Maine                            01-0425066
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


158 Court Street, Auburn, Maine                     04210
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (207) 777-5950

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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 19, 1996, was $7,370,214. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

   As of September 19, 1996, 1,231,294 shares of the registrant's common stock were issued and outstanding.


                          DOCUMENTS INCORPORATED
                               BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

   Document                                Part
   --------                                ----

   Proxy Statement for the                 III
   1996 Annual Meeting of
   Shareholders

                                  PART I

Item 1.  Business
_________________

   (a) General Development of Business
   ___________________________________

   The Registrant, Bethel Bancorp, which does business under the name Northeast Bancorp (the "Company"), is a Maine Corporation chartered in April 1987 for the purpose of becoming a savings and loan holding company. The Office of Thrift Supervision ("OTS") is the Company's primary regulator. The board of directors of Bethel Bancorp voted to assume the name of Northeast Bancorp as of July 1, 1996, pending shareholder approval for the name change of the Company. On July 1, 1996 the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. ("Bethel"), a federally - chartered savings bank with its principal place of business in Bethel, Maine and Brunswick Federal Savings, F.A. ("Brunswick"), a federally - chartered savings association with its principal place of business in Brunswick, Maine merged following receipt of regulatory approval. The merged banking subsidiary, which changed its name to Northeast Bank, FSB (the "Bank"), has branches located in Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

   In May of 1992, the Company entered into a Stock Purchase Agreement with Square Lake Holding Corporation ("Square Lake") and, on February 9, 1994, following receipt of regulatory and shareholder approval, the Company issued 71,428 shares of a newly designated Series B convertible preferred stock to Square Lake at an aggregate price of approximately $1 million, or $14.00 per share. As part of the transaction, the Company also issued Square Lake a warrant with a term of seven years to purchase 116,882 shares of the Company's common stock at a price of $14.00 per share. As a result of the exercise of certain of such warrants and the application of anti-dilution provisions pursuant to which such warrants were issued, 133,764 shares remain subject to such warrants at a purchase price of $7.00 per share. The Series B Preferred Stock is convertible into shares of the Company's common stock on a two-for-one basis and carries a dividend rate equal to 2% below the prime rate of The First National Bank of Boston, not to be less than 7%.

   In fiscal year 1993, the Company moved its headquarters from Bethel, Maine to Portland, Maine. The Company also acquired a controlling interest in ASI Data Services, Inc. ("ASI"), an existing company which provided sales and service of computer related hardware and software, as well as a full line of data processing support systems. On July 1, 1996, the operations of ASI, which consist primarily of providing data processing support to the Bank and the Company, were transferred to the Bank.

   During fiscal 1995 the Company acquired four branches from Key Bank of Maine, located in Buckfield, Mechanic Falls, Richmond and Lisbon Falls, Maine. The total deposits and repurchase agreements acquired from the four branches were approximately $27,749,000. The premium paid to Key Bank of Maine for these deposits was $1,590,228. The cost of the real estate, buildings and equipment purchased from Key Bank of Maine was $498,500.

   In fiscal year 1996, the Company relocated its headquarters from Portland to 158 Court Street, Auburn, Maine and intends to open a new retail banking facility in Auburn during the 1997 fiscal year. During fiscal 1996, there were no bankruptcy, receivership or similar proceedings with respect to the Company or the Bank.

   (b)  Financial Information About Industry Segments
   __________________________________________________

         Not applicable.


   (c)  Narrative Description of Business
   ______________________________________

General
_______

   The Company is a savings and loan holding company whose primary asset is its subsidiary, the Bank.

   The Bank (which was formerly known as Bethel Savings Bank, F.S.B.), is a federally-chartered stock savings bank which was organized in 1872 as a Maine-chartered mutual savings bank and received its federal charter in 1984 and is the successor by merger to Brunswick Federal Savings, F.A., a federally-chartered savings association formed in 1988.

   In connection with its conversion to a federal stock savings bank in 1984, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable federal regulations, the Bank may exercise any authority it was allowed to exercise as a mutual savings bank under state law and regulation at the time of its conversion to a federal savings bank. In exercising such "grandfathered" powers, the Bank may continue to comply with applicable state laws and regulations in effect at the time of its conversion to federal charter except as otherwise determined by the Office of Thrift Supervision (the "OTS"). The Bank, however, may not use its grandfathered powers to engage in activities to a greater degree than would be allowed under the most liberal construction of either state or federal law or regulations.

   Historically, Maine-chartered savings banks have had certain lending, investment and other powers only recently authorized for federal institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal (NOW) accounts. The Bank also has broader securities investment authority than other federal thrift institutions (i.e. savings banks and savings and loan associations) as a result of its retention of state powers.

   The Bank's primary business has historically consisted of attracting savings deposits from the general public and applying these funds primarily to the origination and retention of first mortgage loans on residential real estate. Over the past several years, the Bank has concentrated its lending efforts on the origination of loans that are shorter-term or interest rate sensitive. Of the Bank's loan portfolio at June 30, 1996, 83% was invested in real estate loans (including residential, construction and commercial mortgage loans), 8% in commercial loans and 9% in consumer loans.

   The Bank's deposits are insured by the Federal Deposit Insurance Corporation, primarily through the Bank Insurance Fund. Deposits at the Brunswick branch are insured through the Savings Association Insurance Fund and represent 41% of the Bank's total deposits at June 30, 1996. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB").

   At June 30, 1996, the legal lending limit of Bank was approximately $2,600,000. When, on occasion, customers' credit needs exceed the Bank's lending limits, the Bank may seek participations of such loans with other banks.

Market Area and Competition
___________________________

   The Bank is headquartered in Bethel, Maine with full service branches in Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine. The western Maine region of Oxford county is characterized by a diversified economy and a strong emphasis on the tourist industry. The south-central region of Cumberland, Androscoggin and Sagadahoc counties also has a diversified economy with a strong emphasis on the tourist industry.

   The banking business in the Bank's market areas has become increasingly competitive over the past several years. The Bank's major competitors in attracting deposits and lending funds consist principally of other Maine-based banks, and regional and money center banks, and nonbank financial institutions. Many of the Banks' competitors are larger in size and possess greater financial resources.

   The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Bank believes that the local character of its business and its "community bank" management philosophy will improve its ability to compete successfully in its market areas.

Regional Economic Environment
____________________________

   The state of Maine's economy, including Cumberland, Androscoggin and Sagadahoc counties where the Brunswick, Richmond and Lisbon Falls branches are located, has stabilized with moderate to flat growth, although the state of economy in Oxford county, the location of the Bethel, Harrison, South Paris, Buckfield and Mechanic Falls branches continues to remain weak due to high unemployment and a soft real estate market. The amount of the Company's non-performing loans at June 30, 1996 was $2,603,000. Other real estate owned at June 30, 1996 was $513,831. At June 30, 1996, the Company's ratio of non-performing loans to total loans was 1.53%. At June 30, 1996, the Company's allowance for loan losses was $2,549,000, which represented 98% of non-performing loans at the same date. Based on reviewing the credit risk and collateral of the classified, non-performing and total loan portfolio, management believes the allowance for loan losses is adequate. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Subsidiaries
____________

   The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. ("ASI") through two stock purchases during 1993-1994 for an aggregate purchase price of $465,840. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board of directors voted to transfer the operations of ASI to the Bank as of July 1, 1996. ASI continues to exist as a separate legal entity, but is now inactive.

   The Bank has one wholly-owned subsidiary, Northeast Service Corporation, which was organized in 1982. Through Northeast Service Corporation, the Bank has participated in certain real estate development projects. While the Bank does not actively pursue such projects, several projects of varying sizes have been undertaken in the past few years. Any proposed development project is examined for its profit potential and its ability to enhance the communities served by the Bank. There are no definitive plans for additional real estate development projects at the present time. At June 30, 1996, investment in and loans to its subsidiary constituted 0.5% of the Company's total assets. The service corporation also supports the Bank's non-banking financial services through its relationship with Independent Financial Marketing Group, a fully licensed New York securities firm.

   Northeast Service Corporation invested $375,000 of capital and owns
62.5% of First New England Benefits, Inc. First New England is an employee benefits consulting firm which specializes in the design and administration of qualified retirement and 401(k) plans.

Employees
_________

   As of June 30, 1996, the Company and its consolidated subsidiaries had 108 full-time and 20 part-time employees. The Company's employees are not represented by any collective bargaining unit. Relations between the Company and its employees are considered good.

Regulation
__________

   General
   _______

   Savings banks and savings and loan holding companies are subject to extensive supervision and regulation. The Bank is subject to regulation and supervision by the OTS.

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

   Recent Developments in Savings Institution Regulation
   _____________________________________________________

Federal Deposit Insurance Corporation Improvement Act of 1991
_____________________________________________________________

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also effects a number of regulatory reforms that will impact all insured depository institutions, regardless of the insurance fund in which they participate.
Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner. Since the Bank exceeded all capital requirements at June 30, 1996, these new provisions are not expected to have any significant impact on its operations. Other provisions of FDICIA increase the premiums to be paid by the Bank for deposit insurance and make the Bank subject to special assessments to maintain the insurance fund. See "Savings Institution Regulation -- Insurance of Deposits."


   Financial Institutions Reform, Recovery and Enforcement Act of 1989
   ___________________________________________________________________

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (the "FIRRE Act"), which was enacted on August 9, 1989, abolished the Federal Home Loan Bank Board (the "FHLBB") and the Federal Savings and Loan Insurance Corporation (the "FSLIC") and significantly changed the federal regulatory framework for savings institutions and their holding companies. The FHLBB's regulatory responsibilities over savings institutions and their holding companies were transferred to the Director of the OTS, and a new insurance fund, the Savings Association Insurance Fund (the "SAIF"), was established to insure the deposit accounts of savings institutions. All savings institutions that were insured by the FSLIC immediately prior to the enactment of the FIRRE Act automatically became members of SAIF upon enactment of the FIRRE Act.
The SAIF is administered by the FDIC, which also administers BIF, the separate insurance pool for banks. The Bank's deposits are insured under BIF, except for the Brunswick's branch deposits, which are insured under SAIF. The FDIC, in its capacity as administrator of SAIF, has the authority generally to regulate savings institutions to the extent necessary to ensure the safety and soundness of SAIF. The Director of the OTS serves as a member of the FDIC's Board of Directors. The FIRRE Act provides that all orders, resolutions, determinations and regulations issued by the FHLBB or the FSLIC and in effect on the date of enactment of the FIRRE Act will continue in effect and be enforceable by the appropriate successor-in-interest to the FHLBB or the FSLIC under the FIRRE Act, until modified, terminated, set aside or superseded in accordance with applicable law.

   The Federal Home Loan ("FHL") Banks continue to serve as central credit facilities for member savings institutions and the Bank is a member of the FHL Bank of Boston. However, the FHL Banks no longer have any supervisory or regulatory authority over savings institutions.

   Upon dissolution of the FSLIC, all of the assets and liabilities of the FSLIC were transferred to the FSLIC Resolution Fund ("FRF"), which is managed by the FDIC but maintained separate and apart from SAIF and BIF. The
FRF will be dissolved upon satisfaction of all its debts and liabilities and sale of all assets acquired in connection with resolutions of savings institutions that failed prior to January 1, 1989. The FIRRE Act also provides for the creation of the Resolution Funding Corporation ("REFCORP"), which issues debt obligations, the proceeds of which are used to fund the case resolution activities of the Resolution Trust Corporation (the "RTC"). The RTC is primarily responsible for the disposition of savings institutions that fail after January 1, 1989 but prior to the third anniversary of the FIRRE Act. Funds for the operations of REFCORP and repayment of the principal amount of REFCORP obligations are provided, in the first instance, by contributions from the FHL Banks. The FHL Banks continue to be obligated to make contributions to the Financing Corporation ("FICO"), the entity previously created under the Competitive Equality Banking Act of 1987 ("CEBA"), as the vehicle to recapitalize the FSLIC, to cover the operating expenses of FICO and repayment of FICO obligations.

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

   Restrictions on Activities of Savings and Loan Holding Companies
   _________________________________________________________________________

   The Company is a savings and loan holding company by virtue of its control of the Bank. Under applicable federal regulations, savings and loan holding companies and their noninsured subsidiaries are prohibited from engaging in any activities other than (i) furnishing or providing management services for the savings association; (ii) conducting an insurance agency or escrow business;
(iii) holding, managing or liquidating assets owned or acquired from the savings association; (iv) holding or managing properties used or occupied by the savings association; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Board of Governors of the Federal Reserve System has permitted for bank holding companies under its regulations (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987 consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities, underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates and the performance of a range of other services primarily for their affiliates, their savings association subsidiaries and service corporation subsidiaries thereof. The activities which the Board of Governors of the Federal Reserve System by regulation has permitted for bank holding companies generally consist of those activities that the Board of Governors of the Federal Reserve System has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions, subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their nonsavings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to the regulations adopted by the Governors of the Federal Reserve System, although prior OTS approval is required to commence such activity whether de novo or by an acquisition (in whole or part) of a going concern.

   The Company could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if the Bank fails to constitute a qualified thrift lender. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

Savings Institution Regulation
______________________________

   General.
   ________
   As a federally chartered institution, the Bank is subject to supervision and regulation by the Director of the OTS, the FHLBB's successor under the FIRRE Act. As a result of its conversion to a federal mutual savings bank in 1984, the Bank retains the then-authorized powers of a Maine-chartered mutual savings bank. Under OTS regulations, the Bank is required to obtain audits by independent accountants and to be examined periodically by the Director of the OTS. These examinations must be conducted no less frequently than every twelve (12) months. The Bank is subject to assessments by the OTS and the FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS is also authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. The FIRRE Act requires that all regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions be no less stringent than those established by the Office of the Comptroller of the Currency (the "OCC") for national banks. In November 1993, the OTS, as well as the Office of the Comptroller of the Currency and the FDIC, acting under FDICIA, issued a notice of proposed rulemaking in which it requested public comment on proposed safety and soundness regulations. These regulations relate to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and
(vi) compensation and benefit standards for officers, directors, employees and principal shareholders. No final action has been taken. The Bank is also subject to regulation and supervision by the FDIC, in its capacity as insurer of deposits in the Bank, to ensure the safety and soundness of the BIF and the SAIF. See "Regulation -- Savings Institution Regulation -- Insurance of Deposits."


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

   Qualified Thrift Lender Requirement.
   ____________________________________
   In order for the Bank to exercise the powers granted to federally chartered savings institutions, and maintain full access to FHL Bank advances, it must constitute a "qualified thrift lender" ("QTL"). Pursuant to recent amendment effected by FDICIA, a savings institution will constitute a QTL if the institution's qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months. As amended by FDICIA, qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution fund and the RTC (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, as amended by FDICIA, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

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

   These penalties do not apply to a federal savings association, such as the Bank, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

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


   Commercial Real Property Loans.
   _______________________________
   Another of the FIRRE Act amendments to the HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital (as compared with the 40% of assets limitation in effect prior to the enactment of the FIRRE Act). However, the new limit does not require the divestiture of loans made prior to enactment of the FIRRE Act. The OTS has the authority to grant exceptions to the limit if the additional amount will not pose a significant risk to the safe or sound operation of the savings institution involved, and is consistent with prudent operating practices.


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

   Insurance of Deposits.
   ______________________
   Federal deposit insurance is required for all federal savings institutions. Federal savings institutions' deposits are insured to a maximum of $100,000 for each insured depositor by BIF or SAIF. As a FDIC-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of BIF and SAIF. The FDIC is entitled to have access to reports of examination of the Banks made by the Director of the OTS and all reports of condition filed by the Bank with the Director of the OTS, and may require the Bank to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to BIF or SAIF and that no BIF or SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to BIF or SAIF.

SAIF insurance premiums were increased commencing January 1, 1991 to 0.23% of the assessment base. The FDIC has the authority to further increase premiums in order to cover expenses and to recapitalize the deposit insurance funds. The current FDIC proposal for SAIF insurance premiums is discussed in the management discussion and analysis section, provided in Item 7, under the heading Regulatory Matters. On September 5, 1995, the FDIC announced that
BIF was fully recapitalized at the end of May 1995. As a result, the premium rates for the healthiest banks (1A category) has decreased from 0.23% to 0.04% of the assessment base. During fiscal 1996, premium rates for the healthiest banks (1A category) has been decreased from 0.04% to an annual fee of $2,000. The Bank is 1A category bank. All of the Bank's deposits, except for the Brunswick's branch deposits, which represented 41% of the Bank's total deposits at June 30, 1996, are BIF insured.

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

   Under the Federal Deposit Insurance Act, as amended by the FIRRE Act, a savings institution may be held liable to the FDIC for any loss incurred by the FDIC in connection with the default of a commonly controlled savings institution or in connection with the provision of assistance by the FDIC to a commonly controlled savings institution in danger of default. Thereafter, if a receiver, conservator or other legal custodian is appointed for one of the institutions, or if the FDIC is required to provide financial assistance to the institution, the institution could be held liable to the FDIC for any loss incurred in connection with such appointment or assistance.

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

Federal Home Loan Bank System
_____________________________

   The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"), a new agency established pursuant to the FIRRE Act. The FHL Banks provide a central credit facility for member savings institutions. The Bank, as a member of the FHL Bank of Boston, is required to own shares of capital stock in that FHL Bank in an amount at least equal to 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHL Bank, whichever is greater. The Bank is in compliance with this requirement. The maximum amount which the FHL Bank of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHL Bank of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

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

   Applicable rules further prohibit the payment of a cash dividend by the Company if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account or the net worth requirements imposed by federal laws or regulations. The Company is prohibited from paying dividends on their capital stock if it is in default in the payment of any assessment to the FDIC.

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

   Other Regulations
   _________________

   The policies of regulatory authorities, including the Federal Reserve Board, the OTS, and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.
Supervision, regulation or examination of the Company and the Bank by such regulatory agencies is not intended for the protection of the Company's shareholders.

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

   (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales
   _____________________________________________________

         Not applicable.


Item 2.  Properties
         __________

   The only real property which the Company owns is the real estate in Auburn, Maine on which various operational functions are performed for the Bank. It utilizes the premises and equipment of the Bank with no payment of any rental fee to the Bank.

   The Bank owns its branch offices in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine. The branch office in South Paris, Maine is leased.

Item 3.  Legal Proceedings
         _________________

   There are no pending legal proceedings to which the Company is a party or any of its property is the subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Bank is a party or of which any of the Bank's property is the subject. There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

   Not applicable


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         _____________________________________________________________________


The common stock of the Company trades on The Nasdaq Stock Exchange under the symbol NEBC. The number of shares of common stock outstanding as of June 30, 1996 was 1,229,910. The number of stockholders of record, as of September 13, 1996 was approximately 415.

The following table sets forth the high and low sales prices of the Company's common shares and dividends paid during each quarter for fiscal years ending June 30, 1995 and 1996.

<CAPTON>

    1995-1996          High          Low       Div. Pd.
_________________    _________    _________    _________
July 1 - Sept.30       11.38*       10.75*       .04*

Oct.1 - Dec.31         12.00*       10.75*       .04*

Jan.1 - March 31       13.25        11.00        .08

April 1 - June 30      13.25        12.50        .08


    1994 - 1995        High          Low       Div. Pd.
_________________    _________    _________    _________
July 1 - Sept.30       11.75*       10.75*       .04*

Oct.1 - Dec.31         11.00*       10.50*       .04*

Jan.1 - March 31       11.50*       10.50*       .04*

April 1 - June 30      11.25*       10.75*       .04*


*  Adjusted to reflect 100% stock dividend paid on 12/15/95.


Bethel Bancorp has 45,454 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into common stock on a two-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series A preferred stock.


Bethel Bancorp has 71,428 shares of Series B preferred stock outstanding. The Series A preferred stock is convertible into common stock on a two-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series B preferred stock.




Item 6.  Selected Financial Data
         _______________________

                                                 Years Ended
                                                  June 30,
                               ________________________________________________
                                 1996      1995      1994      1993      1992
                               ________  ________  ________  ________  ________
                                (Dollars in thousands)
Interest income                $ 17,994  $ 16,923  $ 14,036  $ 14,359  $ 13,987
Interest expense                  9,128     8,053     6,479     7,155     8,208
                               ________  ________  ________  ________  ________
Net interest income               8,866     8,870     7,557     7,204     5,779
Provision for loan losses           603       641     1,021       852       733
Other operating income 1          1,818     1,697     2,111     1,342       694
Net securities gains                279       419       347       108       183
Other operating expenses 2        8,355     7,988     7,011     5,734     4,192
Writedowns on equity and debt
  securities                         93         0        84        61        11
                               ________  ________  ________  ________  ________
Income before income taxes        1,912     2,358     1,899     2,008     1,720
Income tax expense                  719       869       698       786       655
Cumulative effect of change in
    accounting principle             -         -        260        -         -
                               ________  ________  ________  ________  ________
    Net income                 $  1,193  $  1,489  $  1,461  $  1,222  $  1,065
                               ========  ========  ========  ========  ========
Primary earnings per share 3   $  0.83   $  1.10   $  1.13   $  1.07   $  0.91
Fully diluted earnings per
    share 3                    $  0.79   $  1.02   $  1.08   $  1.07   $  0.91

Cash dividends per common
    share                      $  0.32   $  0.32   $  0.32   $  0.32   $  0.32

Common dividend payout ratio     40.51%    15.69%    14.81%    15.02%    17.58%


                                                  At June 30,
                               ________________________________________________
                                 1996      1995      1994      1993      1992
                               ________  ________  ________  ________  ________
Total assets                   $222,290  $207,509  $190,600  $178,914  $164,165
Total loans                     169,851   170,140   158,461   150,756   141,431
Total deposits                  145,195   147,120   124,306   122,497   121,517
Total borrowings                 53,625    37,710    48,420    40,500    29,079

Total stockholders' equity       18,151    17,275    15,756    14,067    12,840

Return on assets
 (net income/average assets)      0.56%     0.73%     0.80%     0.72%     0.69%
Return on equity
 (net income/average net worth)   6.52%     9.08%     9.72%     9.01%     8.49%
Average equity/average assets     8.62%     8.02%     8.23%     7.85%     8.30%


1 Includes fees for services to customers and gains on sale of loans.
2 Includes salaries, employee benefits and occupancy.
3 Per share data for the years prior to 1996 have been retroactively restated as a result of the stock split in December 1995.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

DESCRIPTION OF OPERATIONS
_________________________

Bethel Bancorp, which does business under the name Northeast Bancorp (the "Company"), is a savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. The board of directors of Bethel Bancorp voted to assume the name of Northeast Bancorp as of July 1, 1996, pending shareholder approval for the name change of the Company. On July 1, 1996 the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A. merged following receipt of regulatory approval. The merged banking subsidiary, which changed its name to Northeast Bank, FSB (the "Bank"), has branches located in Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent 41% of the Bank's total deposits at June 30, 1996.

The Company relocated its corporate headquarters to 158 Court Street, Auburn, Maine, in July of 1996 and intends to open a new retail banking facility in the Lewiston/Auburn area during the 1997 fiscal year.

The Company's board of directors voted to transfer the operations of ASI Data Services to the Bank as of July 1, 1996. ASI Data Services, Inc. continues to exist as a separate legal entity and is a wholly - owned subsidiary of the Company. ASI Data Services performed data and item processing for the Company and its subsidiaries during fiscal 1996, but is now inactive.

FINANCIAL CONDITION
___________________

The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins, non-interest fee income, and by increasing volume through a larger market area.

The banking business in the Bank's market areas of western and south central Maine has become increasingly competitive over the past several years. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Bank believes that the local character of its business and its "community bank" management philosophy will improve its ability to compete in its market areas. The Company has enhanced its product lines and now provides a range of financial services such as loans, deposits and investments through its relationship with the Independent Financial Group, trust services through the Bank's Trust department, employee retirement benefits through the Company's affiliate First New England Benefits and leasing services through its relationship with LGIC Leasing.

The state of Maine's economy, in which the Bank operates, including the south central region of Cumberland, Androscoggin and Sagadahoc counties has stabilized with moderate growth, although the economy in the western region of Oxford county remains weak. Based on the different economic conditions in the Bank's market areas, management of the Company continues to carefully monitor the exposure to credit risk at the Bank.

The Company believes that it has adequate capital, as total equity represents 8.17% of total assets and that its capital position will support future growth and development as well as allow for additional provisions to the allowance for loan losses, if needed, without significant impairment of the financial stability of the Company.

On October 28, 1994 the Company acquired four Key Bank branches, located in Buckfield, Mechanic Falls, Richmond and Lisbon Falls, Maine. The total deposits and repurchase agreements acquired from the four branches were approximately $27,749,000. The premium paid to Key Bank for these deposits was $1,590,228. The cost of the real estate, building, and equipment purchased from Key Bank was $498,500. The growth in assets and deposits in fiscal 1995 was greatly enhanced by the acquisition of the four Key Bank branches.

The Company's assets totaled $222,289,615 as of June 30, 1996, an increase of $14,780,478 compared to June 30, 1995. Loan volume was flat during the fiscal year due to unusually high principal reductions, loans refinancing to the secondary market, and a higher level of competition from financial institutions and mortgage companies. The Bank has focused its business development efforts towards full service credit packages and financial services, as well as competitively priced mortgage packages.

Cash and cash equivalents decreased by $3,173,943 at June 30, 1996 compared to June 30, 1995. The reduction in cash equivalents was primarily the result of securities purchased during fiscal 1996.

The Company's loan portfolio had a balance of $169,850,924 as of June 30, 1996, which represents a decrease of $288,980 compared to June 30, 1995. From June 30, 1995 to June 30, 1996, the loan portfolio decreased by $352,000 in real estate mortgage loans, $1,758,000 in consumer loans, and increased by $1,808,000 in commercial loans. The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages.

Residential real estate mortgages make up 68% of the total loan portfolio, in which 48% of the residential loans are variable rate products. It is management's intent to increase the proportion of variable rate residential real estate loans to reduce the interest rate risk in this area.

Fifteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market areas as well as maintaining a well collateralized position in real estate. The commercial real estate loans have minimal interest rate risk as 83% of the portfolio consists of variable rate products.

Commercial loans make up 8% of the total loan portfolio in which 87% of the balance are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank attempts to mitigate losses through lending in accordance with the Company's credit policies.

Consumer loans make up 9% of the total loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

The Company's allowance for loan losses was $2,549,000 as of June 30, 1996 versus $2,396,000 as of June 30, 1995, representing 1.50% and 1.41% of total loans, respectively. The Company had non-performing loans totaling $2,603,000 and $2,570,000 at June 30, 1996 and 1995, which was 1.53% and 1.51% of total loans, respectively. Non-performing loans represented 1.17% and 1.24% of total assets at June 30, 1996 and 1995, respectively. The Company's allowance for loan losses was equal to 98% and 93% of the total non-performing loans at June 30, 1996 and 1995, respectively. At June 30, 1996, the Company had approximately $2,541,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of June 30, 1996, the amount of such loans has decreased from the June 30, 1995 amount by $1,082,000. This decrease was primarily due to substandard loans being classified as non-performing or being liquidated through the sale of foreclosed assets. Management takes an aggressive posture in reviewing its loan portfolio to classify certain loans substandard. The following table represents the Company's current non-performing loans:


                 Description                    Total
             _______________________         ___________
             1-4 Family Mortgages            $1,092,000
             Commercial Mortgages             1,154,000
             Commercial Installment             283,000
             Consumer Installment                74,000
             _______________________         ___________
             Total non-performing            $2,603,000

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. As a result, management has allocated substantial resources to the collection area in an effort to control the growth in non-performing, delinquent and substandard loans. The Company's delinquent accounts has increased slightly during the 1996 fiscal year. This increase was largely due to higher delinquencies in the western Maine market and the reduction of the Bank's loan balances.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

      6/30/93         6/30/94        6/30/95        6/30/96
       4.42%           2.64%          2.60%          2.77%


The level of the allowance for loan losses as a percentage of total loans and non-performing loans represented an increase at June 30, 1996 compared to June 30, 1995. Loans classified substandard decreased in the 1996 fiscal year, when compared to the 1995 fiscal year. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of these classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Company were $449,860, $707,634, and $680,795, for the three years ended June 30, 1996,
June 30, 1995, and June 30, 1994, respectively.

On a regular and ongoing basis, management evaluates the adequacy of the Bank's allowance for loan losses. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

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

At June 30, 1996, the Company had a total of $513,831 in other real estate owned versus $1,068,454 as of June 30, 1995. The decrease in other real estate owned of $554,623 was due to sales of properties and an increase in the allowance for losses on other real estate owned. The Company has an allowance for losses on other real estate owned that was established to provide for declines in real estate values and to consider estimated selling costs. The allowance for losses on other real estate owned totaled $100,000 at June 30, 1996 versus $5,289 at June 30, 1995. The Company provided for this allowance through a charge against earnings of $94,711 and $107,173 for the years ended June 30, 1996 and 1995, respectively. In 1996 and 1995, write downs of other real estate owned totaled $-0- and $151,289, respectively. The Company increased the June 30, 1996 allowance for losses on other real estate owned to provide for additional losses due to its plan to aggressively sell the other real estate owned property. Management periodically receives independent appraisals to assist in its valuation of the other real estate owned portfolio. As a result of its review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

On July 1, 1995 the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards Nos. 114 and 118 ("Statements 114 and 118"). The adoption resulted in the reclassification, as of June 30, 1995, of in-substance foreclosure loans to non-performing loans. Statements 114 and 118, taken together, require the Company to identify impaired loans and generally value them at the lower of (I) the present value of expected future cash flows discounted at the loan's original effective interest rate or (II) the loan's observable market price or (III) fair value of the loan's collateral, if the loan is collateral dependent. The two statements, in connection with recent regulatory guidance, require the Company to reclassify its in-substance foreclosures to loans and disclose them as impaired loans. At June 30, 1996, total impaired loans were $1,530,650, of which $1,063,720 had related allowances of $499,200. During the year ended June 30, 1996, the income recognized related to impaired loans was $87,128 and the average balance of outstanding impaired loans was $1,799,087. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

As of June 30, 1996, trading account securities had increased by $196,246 compared to the balance of such assets at June 30, 1995. This increase was attributed to the purchase of securities in which management intends to trade for net securities gains.

Proceeds from increased Federal Home Loan Bank ("FHLB") borrowings as well as funds obtained from the reduction of FHLB overnight deposits were utilized to purchase mortgage-backed securities, thereby increasing the Company's earning assets. The Company restructured its investment portfolio during the quarter ended December 31, 1995 to improve the yield on the securities portfolio. This was accomplished by selling mortgage-backed securities with lower coupon rates and purchasing additional mortgage-backed securities with better yields. The Company took advantage of the fluctuating market rates and prices and purchased $16,751,113 of additional mortgage-backed securities in the March 31, 1996 quarter and $2,750,955 in the June 30,1996 quarter, increasing securities available for sale by $19,502,068 compared to June 30, 1995. The additional securities currently have a net earnings yield benefit of 200 basis points, when factoring in the average yield on FHLB overnight deposits and the average cost on FHLB advances. At June 30, 1996, the Company's total investment portfolio was classified as available for sale. The amortized cost and market value of available for sale securities at June 30, 1996 was $30,919,037 and $29,650,319, respectively. The reduction in carrying value from the cost was primarily attributable to the decline in market value of mortgage-backed securities, which was due to the change in current market prices from the price at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will decline when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory.

During 1995, the Company purchased $12,399,000 in securities it classified as held to maturity. At the time of acquiring these securities, the Company had the intention and the ability to hold such securities to maturity. In the last quarter of fiscal 1995, as a result of its planning process and changes in market conditions, Company management determined that it no longer possessed the intent to hold such securities to maturity. The investment portfolio is an integral piece of the Company's asset/liability ("ALCO") management program. The Company's ALCO committee meets on a regular basis to analyze the Company's risk during a rising or falling interest rate environment. In management's efforts to maintain the proper asset/liability mix for the Company, management determined that the investment portfolio needs to be managed aggressively and consistently. Consequently, the Company transferred its entire held to maturity portfolio, with an aggregate cost of $18,775,000 and an aggregate market value of $18,822,000 (including unrealized gains and losses of $191,000 and $144,000, respectively) to available for sale. The Company subsequently sold selected securities with an aggregate cost of $11,900,000 and realized gains of $273,000 and realized losses of $225,000. The Company's decision not to hold these securities to maturity does not satisfy the limited criteria of FASB Statement of Financial Accounting Standards No. 115, which specifies circumstances in which it is permissible to sell or transfer held to maturity securities. Consequently, the Company will, for the foreseeable future, classify its securities portfolio as available for sale, or trading.

Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 1996, 1995 and 1994, there have been other than temporary declines in values of individual equity securities in the amounts of $93,819, $-0-, and $84,419, respectively. Such securities have been written down to market value through an adjustment against current earnings.

The Company increased its investment in FHLB stock by $506,200, compared to June 30, 1995, due to the increase in FHLB borrowings. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

The Company has used off-balance-sheet risk financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Hence, these instruments have the same elements of credit and interest rate risk. The Company limits its involvement in derivative financial instruments to covered call and put contracts. Gains and losses from entering into these contracts were immaterial to the results of operations of the Company in fiscal 1996, 1995 and 1994. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations. Off-balance-sheet risk financial instruments are more fully described in footnote 19 to the financial statements.

The Company's premises and equipment decreased by a net of $296,892 during fiscal 1996 due to normal depreciation. The Company's premises and equipment increased, during fiscal 1995, by a net of $828,487. The 1995 increase was primarily due to the acquisition of the Key Bank branches, explained above, as well as the capitalized costs associated with the relocation of the Bank's Mechanic Falls branch to a new facility.

The increase in accrued interest receivable on investments of $150,391 during fiscal 1996 was primarily due to the increase in the mortgage-backed securities portfolio. The Company's goodwill decreased by $308,913 during fiscal 1996 due to normal amortization. Goodwill increased by $1,414,566 during the 1995 fiscal year due to the premium paid to acquire the deposits of the Key Bank branches, explained above, less the 1995 amortization of $235,098. The increase in other assets during fiscal 1996 of $153,188 was primarily due to the increase in deferred tax assets, caused by a reversal of temporary differences between the Company's financial statements and its tax returns. Due from broker decreased by $941,407 due to the purchase of a mortgage-backed security at June 30, 1995 which settled in fiscal 1996.

The Bank continues to attract new local deposit relationships. The Company utilizes, as alternative sources of funds, brokered C.D.'s when national deposit interest rates are less than the interest rates on local market deposits. Brokered C.D.'s carry the same risk as local deposit C.D.'s, in that both are interest rate sensitive with respect to the Company's ability to retain the funds. The Company also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates as well as to fund short-term liquidity demands.

Total deposits were $145,195,369 and securities sold under repurchase agreements were $3,762,966 as of June 30, 1996. These amounts represent a decrease of $1,924,501 and an increase of $1,177,579, respectively, compared to June 30, 1995. Broker deposits represented $5,647,138 of total deposits at June 30, 1996, which decreased by $3,140,563 compared to June 30, 1995's $8,787,701 balance. Based on the normal growth of local deposits and attractive FHLB advance rates, management has chosen to reduce its level of brokered deposits. Management will be reviewing an additional $1,000,000 of brokered deposits maturing in the next quarter. Total borrowings from the FHLB were $52,123,000 as of June 30, 1996, for an increase of $16,423,000 compared to June 30, 1995. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The increase in repurchase agreements and FHLB advances were utilized to fund investment securities growth.

Notes payable decreased by $507,899 during the 1996 fiscal year due to the scheduled principal payments on the Fleet Bank of Maine loan incurred to finance, in part, the Brunswick Federal Savings, F.A. acquisition. In August 1996, the Company refinanced the remaining balance of the note payable of $1,375,000. The new note is payable in eighteen quarterly principal payments of $76,389. Interest is payable monthly at an 8% fixed rate. Due to broker decreased by $989,062 at June 30, 1996 due to the purchase of a GNMA security on June 30, 1995 that settled in fiscal 1996. Other liabilities decreased by $274,603 compared to June 30, 1995, due primarily to the decrease in accrued tax liabilities, deferred gain on loan sales, and escrow accounts.


CAPITAL RESOURCES & LIQUIDITY
_____________________________

Liquidity is defined as the ability to meet unexpected deposit withdrawals and increased loan demand of a short-term nature with a minimum loss of principal. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $45,000,000 over and above the 1996 end-of-year advances reported. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's budgeted growth.

Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during fiscal 1996, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposit liquidity base.

Total equity of the Company was $18,151,242 as of June 30, 1996 versus $17,275,278 at June 30, 1995. On September 8, 1995 Square Lake Holding Corporation exercised 50,000 warrants at an aggregate price of $700,000. These proceeds were utilized as general working capital. The exercise of these warrants contributed to the growth of the Company's total equity. Warrants outstanding were 133,764 as of June 30, 1996. The Company paid a 100% stock dividend to all shareholders on December 15, 1995. Based in part on this dividend, the current common shares outstanding increased to 1,229,910 shares on June 30, 1996. The Company repurchased 4,100 treasury shares at a cost of $52,277. These treasury shares are to be utilized for the employee stock bonus and options plans. The Company continued to pay an annualized dividend of $.32 per share following the stock dividend, resulting in an increase in yield to shareholders. The effect of increasing the dividend payout to common stock shareholders will not have a significant effect on the financial position, liquidity, or results of operations of the Company. The total equity to total assets ratio of the Company was 8.17% as of June 30, 1996 and 8.33% at June 30, 1995. The reduction in the equity to assets ratio from fiscal 1996 compared to fiscal 1995 was primarily due to the Company leveraging the Bank in the purchase of mortgage-backed securities through the increased use of FHLB advances. Book value per common share was $13.13 as of June 30, 1996 versus $13.95 at June 30, 1995, when restated for the 100% stock dividend.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also effects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

Regulations implementing the prompt corrective action provisions of FDICIA became effective December 19, 1992 and defined specific capital categories based on an institution's capital ratios. OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. Regulatory capital requirements are also discussed in footnote 12 of the financial statements. At June 30, 1996, the Bank was in compliance with regulatory capital requirements as follows:

                                            Northeast
                                           Bank F.S.B.
                                          _____________
 Tangible capital                         $ 15,386,000
  Percent of adjusted total assets               7.00%
  Excess over requirement                 $ 12,095,000
 Core capital                             $ 15,386,000
  Percent of adjusted total assets               7.00%
  Excess over requirement                 $  8,804,000
 Leverage capital                         $ 15,386,000
  Percent of adjusted total assets               7.00%
  Excess over requirement                 $  6,610,000
 Risk-based capital                       $ 16,349,000
  Percent of total risk-weighted assets         12.60%
  Excess over requirement                 $  5,987,000


RESULTS OF OPERATIONS
_____________________

Net income for the year ended June 30, 1996 was $1,193,420 versus $1,489,381 for the year ended June 30, 1995 and $1,460,559 for the year ended June 30, 1994. Primary earnings per share was $.83 and fully diluted earnings per share was $.79 for the period ended June 30, 1996. Primary and fully diluted earnings per share were $1.10 and $1.02, respectively, for the year ended June 30, 1995 and $1.13 and $1.08 for the year ended June 30, 1994. The weighted average number of shares outstanding in fiscal 1995 and 1994, as well as the reported earnings per share for these two years, have been restated as a result of the Company's 100% stock dividend in December, 1995. Also included in the Company's income statement for fiscal 1994 was $260,000 for the cumulative effect of a change in the method of accounting for income taxes, FASB Statement of Financial Accounting Standard No. 109. This one time adjustment is more fully described in footnote 16 to the financial statements. This one time adjustment increased the Company's primary earnings per share by $.22 and the fully diluted earnings per share by $.19 for the year ended June 30, 1994. The Company's overall return on assets ("ROA") was .55% for the year ended June 30, 1996, .72% for the year ended June 30, 1995, and .77% for the year ended June 30, 1994. Due to the decreased net income as well as the increase in assets due to the purchase of securities in the last four months of fiscal 1996, the Company's ROA decreased compared to fiscal 1995.

The Company experienced a reduction in net income in fiscal year 1996, when compared to fiscal 1995, primarily due to the expenses attributed to the merger and name change of the subsidiary banks, the costs associated with the acquisition of the Key Bank branches, and the general growth in infrastructure expenses of the Company. These expenses are discussed below.

The Company's net interest income for the years ended June 30, 1996, June 30, 1995 and June 30, 1994 was $8,866,458, $8,870,005 and $7,556,529, respectively.
Net interest income for fiscal 1996 decreased $3,547, or .04%, compared to the amount at June 30, 1995. Total interest and dividend income increased $1,071,937 for the year ended June 30, 1996 compared to the year ended June 30, 1995, resulting from the following items: (I) interest income on loans increased by $925,547 resulting from an increase of $518,349 due to an increase in the volume of loans and an increase of $407,198 due to increased interest rates on loans, (II) interest and dividend income on investment securities decreased by $22,088 resulting from a $11,381 increase due to increased volume, which was more than offset by the decrease of $33,469 due to decreased interest rates on investments, and (III) interest income on short term liquid funds increased by $168,478 resulting from a $154,590 increase due to increased volume and an increase of $13,888 due to increased interest rates on deposits at the FHLB and other institutions.

The increase in total interest expense of $1,075,484 for fiscal 1996 compared to 1995 resulted from the following items: (I) interest expense on deposits increased by $983,069 resulting from a $328,965 increase due to increased deposits and an increase of $654,104 due to higher deposit interest rates, (II) interest expense on repurchase agreements increased by $81,289 resulting from an $82,258 increase due to increased volume offset, in part, by a decrease of $969 due to decreasing interest rates, and (III) interest expense on borrowings increased $11,126 resulting from a decrease of $161,857 due to a decrease in volume which was more than offset by the increase of $172,983 due to the change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                       NORTHEAST BANCORP
           Rate/Volume Analysis for the Year ended
             June 30, 1996 Versus June 30, 1995

                                          Difference Due to
                                    Volume         Rate        Total
                                 ___________   ___________   ___________
Investments                      $   11,381    $  (33,469)   $  (22,088)
Loans                               518,349       407,198       925,547
FHLB & Other Deposits               154,590        13,888       168,478
                                 ___________   ___________   ___________
 Total Interest Earning
     Assets                         684,320       387,617     1,071,937

Deposits                            328,965       654,104       983,069
Repurchase Agreements                82,258          (969)       81,289
Borrowings                         (161,857)      172,983        11,126
                                 ___________   ___________   ___________
 Total Interest-Bearing
     Liabilities                    249,366       826,118     1,075,484
                                 ___________   ___________   ___________
  Net Interest Income            $  434,954    $ (438,501)   $   (3,547)
                                 ___________   ___________   ___________

Rate/Volume amounts spread proportionately between Volume and Rate.

Net interest income for fiscal 1995 increased $1,313,476, or 17.38%, over 1994. Total interest and dividend income increased $2,886,684 for fiscal 1995 compared to 1994, resulting from the following items: (I) interest income on loans increased by $1,923,203 resulting from a $747,297 increase due to an increase in the volume of loans and $1,175,906 due to increased interest rates on loans, (II) interest and dividend income on investment securities increased by $793,417 resulting from a $721,372 increase due to an increase in volume and $72,045 due to increased interest rates on investments, and (III) interest income on short term liquid funds increased by $170,064 resulting from a $14,926 increase due to an increase in volume and $155,138 due to increased interest rates on deposits at the FHLB and other institutions.

The increase in total interest expense of $1,573,208 for fiscal 1995 as compared to 1994 resulted from the following items: (I) interest expense on deposits increased by $976,328 resulting from a $557,015 increase due to an increase in the volume of deposits and $419,313 due to increased deposit interest rates, (II) interest expense on repurchase agreements increased by $84,921 as fiscal 1995 was the first year this product was offered, and (III) interest expense on borrowings increased $511,959 resulting from an increase of $274,607 due to an increase in the volume of borrowings and $237,352 due to the change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                       NORTHEAST BANCORP
           Rate/Volume Analysis for the Year ended
             June 30, 1995 Versus June 30, 1994

                                          Difference Due to
                                  Volume        Rate          Total
                               ___________   ___________   ___________
Investments                    $  721,372    $   72,045    $  793,417
Loans                             747,297     1,175,906     1,923,203
FHLB & Other Deposits              14,926       155,138       170,064
                               ___________   ___________   ___________
 Total Interest Earning
      Assets                    1,483,595     1,403,089     2,886,684

Deposits                          557,015       419,313       976,328
Repurchase Agreements              84,921           -0-        84,921
Borrowings                        274,607       237,352       511,959
                               ___________   ___________   ___________
 Total Interest-Bearing
      Liabilities                 916,543       656,665     1,573,208
                               ___________   ___________   ___________
  Net Interest Income          $  567,052    $  746,424    $1,313,476
                               ___________   ___________   ___________

Rate/Volume amounts spread proportionately between Volume and Rate.

The majority of the Company's income is generated from the Bank. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which considers its core deposits long term liabilities that are matched to long term assets; therefore, it will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline.

Since October 1993, actions by the Federal Reserve Board have resulted in increases in prime lending rates. Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 27% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses was $602,860 for fiscal 1996 compared to $640,634 and $1,020,795 for 1995 and 1994, respectively. Net charge-offs amounted to $449,860 during fiscal 1996 versus $707,634 and $680,795 for 1995 and 1994, respectively. Due to the weak economy in some of the Bank's market areas, loan charge-offs have been high in the reported fiscal years. The Bank intends to continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $2,097,191 for the year ended June 30, 1996, $2,116,442 for June 30, 1995 and $2,458,485 for June 30, 1994. Generally, the Bank continues to generate an increasing level of non-interest income through service charges and fees for other services. This component totaled $737,229 for the year ended June 30, 1996, $679,495 for the year ended June 30, 1995 and $579,322 for June 30, 1994. The increase in 1996 was primarily due to growth in the deposit accounts and other branch services.

Net securities gains were $278,895, $419,313, and $347,032 for fiscal 1996, 1995 and 1994, respectively. The major reason for the increase in 1995 was that the Company sold some of its available for sale and trading securities, taking advantage of the fluctuation in market prices.

Gains on the sale of loans amounted to $251,597 for fiscal 1996 and was an increase of $90,615 compared to $160,982 for fiscal 1995. Gains on the sale of loans decreased $273,228 in fiscal 1995 compared to the 1994 balance. Gains on the sale of loans in fiscal 1996 increased due to increased volume in underwriting Freddie Mac and Fannie Mae loans. The decrease in 1995, compared to 1994, was primarily due to the Bank's reduced volume in underwriting and selling Freddie Mac and SBA guaranteed commercial loans. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others that the Bank originated and sold. The outstanding balance of such loans increased from approximately $32,560,000 at June 30, 1995 to $39,940,000 during 1996. In addition to loans originated and sold by the Company, during 1993 the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $9,676,000 and $12,983,000 at June 30, 1996 and 1995, respectively. Fees for servicing loans was $302,261 for the year ended June 30, 1996 versus $306,220 and $267,697 for the years ended June 30, 1995 and 1994, respectively.

Other income was $527,209, $550,432, $830,224 for fiscal 1996, 1995 and 1994, respectively. The decrease of $279,792 in fiscal 1995 compared to fiscal 1994 was primarily due to the reduction in gross sales at ASI Data Services. ASI Data Services' operations were transferred to the Bank as of July 1, 1996. ASI will not be offering services to third parties for the near future, although it remains a separate legal entity.

Total non-interest expense for the Company was $8,448,757 for fiscal 1996, $7,987,877 for fiscal 1995, and $7,095,664 for fiscal 1994. The increase in non-interest expense of $460,880 for fiscal 1996 compared to 1995 was due, in part, to the following items: (I) compensation expenses increased by $175,360 as the result of the additional employees from the Key Bank branch acquisition, general growth in the Company, as well as annual salary increases and other benefits expenses, (II) occupancy expense increased by $100,647 due to the expense associated with the branches acquired from Key Bank and general maintenance on existing locations, and (III) equipment expense increased by $69,957 due to depreciation on new assets, as well as increased maintenance costs from new assets acquired and the equipment acquired from Key Bank.

Other operating expenses increased by $114,916 in fiscal 1996 compared to 1995 due to the following: an increase of $58,000 in computer servicing expense due to the merger of the two subsidiary banks and increased ATM services, an increase of $54,000 in collection expense due to non-performing loans, an increase of $25,000 in postage expense due to additional customer mailings concerning the merger of the two subsidiary banks, an increase of $74,000 in goodwill expense due to a full years recognition of goodwill from the acquisition of the Key Bank branches, an increase of $94,000 due to the write-down on equity securities to current market values, a one time expense of $166,000 due to direct expenses associated with the merger and name change of the two subsidiary banks, and increases due to normal business growth. These increases in other expenses were offset by the following reductions: a decrease of $169,000 in deposit insurance expense due to the FDIC reducing its BIF deposit insurance assessment from $.23 per $100 of deposits to an annual fee of $2,000, a decrease of $38,000 in supplies expense due to savings from bulk orders, a decrease of $53,000 in telephone expense due to the Company's new telephone network system, and a $93,000 decrease in the Company's other general business expenses.

The increase in non-interest expense of $892,213 for fiscal 1995 compared to 1994 was due, in part, to the following items: Operating expenses increased primarily due to the Key Bank branch acquisition and the general growth of the Company; Compensation expenses increased by $699,682 as the result of the additional employees from the four new branches, additional employees in sales and operations due to the new branch locations and general Company growth, as well as increases in annual salaries and other benefits; occupancy expense increased $125,952 due to the four new branches acquired from Key Bank and general maintenance on the Company's existing locations; and equipment expense increased $62,544 primarily due to depreciation on assets acquired from the Key Bank acquisition. Other Operating expenses increased by $4,035 in fiscal 1995 compared to 1994 primarily due to the increase in other operational expenses at the Banks from the Key Bank branch acquisition. This increase was offset by the reduction of ASI's 1995 cost of goods sold, resulting from hardware sales to third parties.

In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), which changed the method of accounting for income taxes to the asset and liability method from the deferred method previously required by APB opinion 11. Effective July 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1994 consolidated statement of income. The cumulative effect of this change in accounting for income taxes of $260,000 was determined as of July 1, 1993, and is reported separately in the consolidated statement of income for the year ended June 30, 1994.


REGULATORY MATTERS
__________________

The FDIC has announced various proposals to recapitalize SAIF. Under one proposal, the FDIC would charge a one time assessment on all SAIF insured deposits in a range of $.85 to $.90 per $100 of domestic deposits. This one time assessment is intended to recapitalize SAIF to the required level of 1.25% of insured deposits and could be payable in 1996 or early 1997. If the assessment is made at the proposed rates, the effect on the Company would be an after tax charge of approximately $320,000 (assuming an income tax rate of 36%). The one time charge assumes a .85% charge on the Brunswick branch deposits of approximately $60,000,000. Subsequent to the proposed payment of the one time assessment, the ongoing risk based assessment schedule for the newly capitalized SAIF would be similar to the schedule of BIF. The current FDIC BIF insurance rates range from an annual assessment fee of $2,000 to 31 basis points. The Company anticipates that it would be assessed at the lowest BIF rate as it currently is assessed at the lowest SAIF rate due to its regulatory standing. The Company would have future after tax annual savings of approximately $86,000 due to the Brunswick branch deposits described above (assuming an income tax rate of 36%). The annual savings assumes an annual flat fee of $2,000 for an insurance premium charge compared to the current .23% insurance premium paid on the Brunswick branch's deposit base of $60,000,000.


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


RECENT ACCOUNTING DEVELOPMENTS
______________________________

On March 31, 1995, FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of APB Opinion No. 30. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 although earlier application is encouraged. The Company adopted Statement 121 on July 1, 1996; the effect of adopting the new rules did not have a significant effect on its financial condition, liquidity, or results of operations of the Company.

In May 1995, FASB issued Statement No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65, ("Statement 122"). Statement 122 is effective for fiscal years beginning after December 15, 1995. The Company will adopt Statement 122 in the first quarter of fiscal year 1997, on a prospective basis. Statement 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others. Statement 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement 122. Management has determined that the impact of adoption of Statement 122 will not be material to the Company's financial position, liquidity, or results of operations.

In October 1995, FASB issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which became effective on July 1, 1996 for the Company. Statement 123 establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB Opinion No. 25. Statement 123 requires companies which elect to continue to follow APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the value based method of accounting had been applied. Management has not determined the impact of the adoption of Statement No. 123.

In June of 1996, FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("Statement 125"). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management has not determined the impact of the adoption of Statement 125.




Item 8.   Financial Statements and Supplementary Data
          ___________________________________________

        a.   Financial Statements Required by Regulation S-X
             _______________________________________________



                         NORTHEAST BANCORP AND SUBSIDIARY
                   Consolidated Statements of Financial Condition
                              June 30, 1996 and 1995

       ASSETS                                        1996             1995
       ______                                   ______________   ______________
Cash and due from banks                         $   3,386,263    $   3,855,648
Interest bearing deposits                             650,430          367,423
Federal Home Loan Bank overnight deposits           7,529,435       10,517,000
                                                ______________   ______________
                                                   11,566,128       14,740,071

Trading account securities, at market value           197,621            1,375
Available for sale securities, at market value
   (notes 2 and 11)                                29,650,319       10,148,251
Loans held for sale (note 3)                          448,475          528,839
Due from broker                                            -           941,407

Loans receivable (notes 4 and 9):
 Mortgage loans:
  Residential real estate                         113,711,131      116,976,491
  Construction loans                                5,012,583        3,342,708
  Commercial real estate                           25,314,128       22,778,608
                                                ______________   ______________
                                                  144,037,842      143,097,807
  Less:
   Undisbursed portion of construction loans        2,243,814          951,754
   Net deferred loan origination fees                 289,340          302,178
                                                ______________   ______________
  Total mortgage loans                            141,504,688      141,843,875

 Commercial loans                                  13,990,220       12,181,512
 Consumer and other loans                          14,356,016       16,114,517
                                                ______________   ______________
                                                  169,850,924      170,139,904
 Less allowance for loan losses                     2,549,000        2,396,000
                                                ______________   ______________
  Net loans                                       167,301,924      167,743,904

Premises and equipment - net (note 5)               3,576,386        3,873,278
Other real estate owned - net (note 6)                513,831        1,068,454
Real estate held for investment (note 7)              459,820          452,479
Accrued interest receivable - loans                 1,094,555        1,031,389
Accrued interest receivable - investments             257,708          107,317
Federal Home Loan Bank stock, at cost (note 9)      2,656,200        2,150,000
Goodwill, net of accumulated amortization of
   $940,059 in 1996 and $631,146 in 1995
   (note 17)                                        2,557,913        2,866,826
Other assets (note 16)                              2,008,735        1,855,547
                                                ______________   ______________
                                                $ 222,289,615    $ 207,509,137
                                                ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY             				1996	            1995
____________________________________            ______________   ______________

Liabilities:
 Deposits (note 8):
  Demand                                        $  11,424,481    $   9,711,732
  NOW                                              13,516,135       14,210,010
  Money market                                     12,291,543       12,761,762
  Regular savings                                  21,884,843       23,697,510
  Brokered deposits                                 5,647,138        8,787,701
  Certificates of deposit under $100,000           64,962,559       62,633,273
  Certificates of deposit $100,000 or more         15,468,670       15,317,882
                                                ______________   ______________
  Total deposits                                  145,195,369      147,119,870

 Borrowed funds (note 9)                           52,123,000       35,700,000
 Notes payable (note 10)                            1,502,192        2,010,091
 Securities sold under repurchase agreements
    (note 11)                                       3,762,966        2,585,387
 Due to broker                                             -           989,062
 Other liabilities                                  1,554,846        1,829,449
                                                ______________   ______________
  Total liabilities                               204,138,373      190,233,859

Commitments and contingent liabilities
    (notes 10, 18 and 19)

Stockholders' equity (notes 12, 13, 14 and 18):
 Series A cumulative convertible preferred
    stock; $1 par value, 1,000,000 shares
    authorized; 45,454 shares issued and
    outstanding                                       999,988          999,988
 Series B cumulative convertible preferred
    stock; $1 par value, 1,000,000 shares
    authorized; 71,428 shares issued and
    outstanding                                       999,992          999,992
 Common stock, $1 par value, 3,000,000 shares
    authorized; 1,234,010 and 547,502 shares
    issued at June 30, 1996 and 1995,
    respectively; 1,229,910 and 547,502 shares
    outstanding in 1996 and 1995, respectively      1,234,010          547,502
 Additional paid-in capital                         5,455,852        4,643,059
 Retained earnings                                 10,351,031       10,180,244
 Net unrealized losses on available for sale
    securities (note 2)                              (837,354)         (95,507)
 Treasury stock at cost 4,100 shares                  (52,277)              -
                                                ______________   ______________
  Total stockholders' equity                       18,151,242       17,275,278
                                                ______________   ______________
                                                $ 222,289,615    $ 207,509,137
                                                ==============   ==============

See accompanying notes.


                        NORTHEAST BANCORP AND SUBSIDIARY
                        Consolidated Statements of Income
                    Years Ended June 30, 1996, 1995, and 1994


                                        1996           1995            1994
                                    _____________  _____________  _____________
Interest and dividend income:
 Interest on loans                  $ 16,010,685   $ 15,085,138   $ 13,161,935
 Interest on Federal Home Loan
   Bank overnight deposits               567,915        393,497        211,213
 Interest on investments held to
   maturity, excluding mortgage
   backed securities                          -          75,691         48,302
 Interest and dividends on
   available for sale securities          89,684         60,159        122,719
 Interest on mortgage backed
   securities                          1,149,407      1,088,420        294,037
 Dividends on Federal Home Loan
   Bank stock                            148,762        189,980        156,940
 Other interest income                    28,409         30,040         41,095
                                    _____________  _____________  _____________
  Total interest income               17,994,862     16,922,925     14,036,241

Interest expense:
 Deposits (note 8)                     6,426,172      5,443,103      4,466,775
 Repurchase agreements                   166,210         84,921             -
 Borrowed funds                        2,536,022      2,524,896      2,012,937
                                    _____________  _____________  _____________
  Total interest expense               9,128,404      8,052,920      6,479,712
                                    _____________  _____________  _____________
  Net interest income before
    provision for loan losses          8,866,458      8,870,005      7,556,529

Provision for loan losses (note 4)       602,860        640,634      1,020,795
                                    _____________  _____________  _____________
  Net interest income after
    provision for loan losses          8,263,598      8,229,371      6,535,734

Noninterest income:
 Fees and service charges on loans       188,410        200,782        233,331
 Fees for other services to
    customers                            548,819        478,713        345,991
 Net securities gains (note 2)           231,344         49,045        275,263
 Gain on trading securities               47,551        370,268         71,769
 Gain on sales of mortgage
    loans (note 3)                       251,597        160,982        434,210
 Loan servicing fees                     302,261        306,220        267,697
 Other income                            527,209        550,432        830,224
                                    _____________  _____________  _____________
  Total noninterest income             2,097,191      2,116,442      2,458,485


Noninterest expense:
 Salaries and employee
    benefits  (note 18)             $  4,153,160   $  3,977,800   $  3,278,118
 Occupancy expense (note 5)              611,007        510,360        384,408
 Equipment expense (note 5)              761,545        691,588        629,044
 Other (note 15)                       2,923,045      2,808,129      2,804,094
                                    _____________  _____________  _____________
  Total noninterest expense            8,448,757      7,987,877      7,095,664
                                    _____________  _____________  _____________
Income before income taxes and
   cumulative effect of change
   in accounting principle             1,912,032      2,357,936      1,898,555

Income tax expense (note 16)             718,612        868,555        697,996
                                    _____________  _____________  _____________
Income before cumulative effect
   of change in accounting principle   1,193,420      1,489,381      1,200,559

Cumulative effect at July 1, 1993 of
   change in accounting for income
   taxes (note 16)                            -              -         260,000
                                    _____________  _____________  _____________
  Net income                        $  1,193,420   $  1,489,381   $  1,460,559
                                    =============  =============  =============

Net income per common share before
  cumulative effect of change in
  accounting principle (note 13):
    Primary earnings per share              .83           1.10            .91
    Fully diluted earnings per share        .79           1.02            .89

Net income per common share
  (note 13):
    Primary earnings per share              .83           1.10           1.13
    Fully diluted earnings per share        .79           1.02           1.08


See accompanying notes.


                        NORTHEAST BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended June 30, 1996, 1995 and 1994

                                              Preferred Stock       Common
                                              Series A and B         Stock
                                              _______________   _______________
Balance at June 30, 1993                      $     999,988     $     542,400

 Net income                                              -                 -
 Issuance of Series B preferred stock               999,992                -
 Increase in net unrealized losses on
   available for sale securities                         -                 -
 Stock options exercised                                 -              5,000
 Dividends on preferred stock                            -                 -
 Dividends on common stock at $.32 per share             -                 -
                                              _______________   _______________
Balance at June 30, 1994                          1,999,980           547,400

 Net income                                              -                 -
 Decrease in net unrealized losses on
   available for sale securities                         -                 -
 Issuance of common stock                                -                102
 Dividends on preferred stock                            -                 -
 Dividends on common stock at $.32 per share             -                 -
                                              _______________   _______________
Balance at June 30, 1995                          1,999,980           547,502

 Net income                                              -                 -
 Common stock - warrants exercised                       -             50,000
 Stock split in the form of a dividend                   -            597,743
 Increase in net unrealized losses on
   available for sale securities                         -                 -
 Treasury stock purchased (4,100 shares
   at $12.75)                                            -                 -
 Issuance of common stock                                -                765
 Stock options exercised                                 -             38,000
 Dividends on preferred stock                            -                 -
 Dividends on common stock at $.32 per share             -                 -
                                              _______________   _______________
Balance at June 30, 1996                      $   1,999,980     $   1,234,010
                                              ===============   ===============

See accompanying notes.


                                                Net Unrealized
                                                (Losses) Gains
  Additional                                     on Available
   Paid-in         Treasury        Retained        for Sale
   Capital          Stock          Earnings       Securities        Total
______________  ______________  ______________  ______________  ______________
$  4,589,068    $         -     $  7,824,465    $    111,421    $ 14,067,342

          -               -        1,460,559              -        1,460,559
          -               -               -               -          999,992
          -               -               -         (549,444)       (549,444)
      51,900              -               -               -           56,900
          -               -         (104,998)             -         (104,998)
          -               -         (173,988)             -         (173,988)
______________  ______________  ______________  ______________  ______________
   4,640,968              -        9,006,038        (438,023)     15,756,363

          -               -        1,489,381              -        1,489,381
          -               -               -          342,516         342,516
       2,091              -               -               -            2,193
          -               -         (140,000)             -         (140,000)
          -               -         (175,175)             -         (175,175)
______________  ______________  ______________  ______________  ______________
   4,643,059              -       10,180,244         (95,507)     17,275,278

          -               -        1,193,420              -        1,193,420
     650,000              -               -               -          700,000
          -               -         (597,743)             -               -
          -               -               -         (741,847)       (741,847)
          -          (52,277)             -               -          (52,277)
      10,793              -               -               -           11,558
     152,000              -               -               -          190,000
          -               -         (139,999)             -         (139,999)
          -               -         (284,891)             -         (284,891)
______________  ______________  ______________  ______________  ______________
$  5,455,852    $    (52,277)   $ 10,351,031    $   (837,354)   $ 18,151,242
==============  ==============  ==============  ==============  ==============

See accompanying notes.


                         NORTHEAST BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended June 30, 1996, 1995 and 1994

                                      1996            1995            1994
                                 ______________  ______________  ______________
Cash flows from operating
 activities:
  Net income                     $   1,193,420   $   1,489,381   $   1,460,559
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Provision for loan losses          602,860         640,634       1,020,795
    Provision for losses on other
      real estate owned                 94,711         107,173          62,600
   Deferred income tax expense
      (benefit)                         19,236         122,143        (267,594)
   Cumulative effect of change in
      accounting for income taxes           -               -         (260,000)
   Depreciation of premises and
      equipment                        675,232         606,604         543,730
   Goodwill amortization               308,913         235,098         119,743
   Net gain on sale of available
      for sale securities             (231,344)        (49,045)       (275,263)
   Net gain on sale of loans          (251,597)       (160,982)       (434,210)
   Originations of loans held for
      sale                         (13,518,583)     (4,273,878)     (8,781,896)
   Proceeds from sale of loans
      held for sale                 13,750,008       4,325,745      11,309,708
   Net change in trading account
      securities                      (196,246)        171,696        (118,071)
   Net change in due to/from
      broker                           (47,655)         47,655              -
   Other                                (5,266)        (73,829)         36,177
   Change in other assets and
    liabilities:
     (Increase) decrease in
       interest receivable            (213,557)       (291,215)        179,246
    (Increase) decrease in other
       assets and liabilities          (39,262)       (326,872)        300,852
                                 ______________  ______________  ______________
 Net cash provided by operating
  activities                         2,140,870       2,570,308       4,896,376

Cash flows from investing
 activities:
 Proceeds from the sale of
  available for sale securities     16,858,222      12,179,897       5,332,865
 Purchase of available for sale
  securities                       (38,104,596)     (1,265,840)     (9,639,772)
 Proceeds from maturities and
  principal payments on
  available for sale securities        851,639         335,432       2,532,959
 Proceeds from maturities and
  principal payments on held to
  maturity securities                       -        1,645,454          54,672
 Purchase of held to maturity
  securities                                -      (12,399,309)     (3,992,341)
 Net increase in loans                (177,492)    (11,905,988)     (8,431,810)
 Additions to premises and
  equipment                           (398,937)       (936,647)       (332,748)
 Proceeds from sale of
  investment in real estate             24,251         238,189          74,804
 Purchase of investment in real
   estate                              (40,068)        (13,397)        (90,501)
 Proceeds from sale of other
   real estate owned                   585,798         581,880         642,355
Sale (purchase) of Federal Home
   Loan Bank stock                    (506,200)        195,000        (317,400)
 Acquisition of nonbanking
   subsidiary                               -               -         (348,314)
 Cash received from acquisition
   of bank branches                         -       25,547,199              -
                                 ______________  ______________  ______________
 Net cash provided (used) in
  investing activities             (20,907,383)     14,201,870     (14,515,231)


Cash flows from financing
 activities:
  Net (decrease) increase in
   deposits                      $  (1,924,501)  $  (4,930,902)  $   1,809,469
  Net increase in repurchase
   agreements                        1,177,579       2,585,387              -
  Dividends paid                      (424,890)       (315,175)       (278,986)
  Treasury stock purchased             (52,277)             -               -
  Stock options exercised              190,000              -           56,900
  Warrants exercised                   700,000              -               -
  Issuance of common stock              11,558           2,193              -
  Proceeds from issuance of
   preferred stock                          -               -          999,992
  Net (payments) borrowings (to)
   from Federal	Home Loan Bank      16,423,000     (10,200,000)      7,900,000
  Increase in notes payable                 -               -           20,206
  Principal payments on notes
   payable                            (507,899)       (510,115)             -
                                 ______________  ______________  ______________
 Net cash (used) provided by
   financing activities             15,592,570     (13,368,612)     10,507,581
                                 ______________  ______________  ______________
Net increase (decrease) in cash
 and cash equivalents               (3,173,943)      3,403,566	        888,726

Cash and cash equivalents,
 beginning of year                  14,740,071      11,336,505      10,447,779
                                 ______________  ______________  ______________
Cash and cash equivalents,
 end of year                     $  11,566,128   $  14,740,071   $  11,336,505
                                 ==============  ==============  ==============
Supplemental schedule of cash
 flow information:
  Interest paid                  $   9,103,639   $   7,997,123   $   6,457,283
  Income taxes paid                    913,000         794,000         872,500

Supplemental schedule of
 noncash investing and
 financing activities:
  Transfer from loans to other
    real estate owned            $    314,718    $     827,304   $   1,479,233
  Transfer from other real
    estate owned to loans                  -           382,718         767,720
  Loans originated to finance
    the sales of other real
    estate owned                      184,732          399,550         362,826
  Transfer from available for
    sale securities to held to
    maturity securities, at fair
    value                                  -                -        4,082,439
  Transfer of securities into
    available for sale securities,
    at fair value                          -         18,821,933             -
  Transfer of securities out of
    held to maturity securities,
    at amortized cost                      -        (18,774,672)            -
  Net change in valuation for
    unrealized (gains) losses on
    available for sale securities     741,847          (295,255)       549,444
  Net change in deferred taxes for
    unrealized losses on available
    for sale securities               382,164          (176,446)       326,641


In connection with the acquisition of bank branches in 1995, the Company assumed deposit liabilities (See note 17).

See accompanying notes.


                        NORTHEAST BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996, 1995 and 1994

1.   Summary of Significant Accounting Policies
     __________________________________________

     The accounting and reporting policies of Northeast Bancorp and Subsidiary (the Company) conform to generally accepted accounting principles and general practice within the banking industry.

     Business
     ________

     On July 1, 1996, Bethel Bancorp assumed the name of Northeast Bancorp. On the same day, the Company's two banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings Bank, F.A. were merged and renamed Northeast Bank, F.S.B. ASI Data Services, Inc., a nonbanking subsidiary which provided data processing services to the Company, was also merged into the bank.

     Northeast Bancorp provides a full range of banking services to individual and corporate customers throughout south central and western Maine through its wholly owned subsidiary, Northeast Bank, F.S.B. The bank is subject to competition from other financial institutions. The bank is subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS) and undergoes periodic examinations by these agencies.

     Basis of Financial Statement Presentation
     _________________________________________

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

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

     A substantial portion (85%) of the Company's loans are secured by real estate in the State of Maine. In addition, all of the real estate acquired through foreclosure is located in the same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of real estate acquired through foreclosure are susceptible to changes in market conditions in Maine.

     Principles of Consolidation
     ___________________________

     The accompanying consolidated financial statements include the accounts of Northeast Bancorp, a savings and loan holding company, its wholly-owned subsidiary, Northeast Bank, F.S.B. (including the bank's wholly-owned subsidiary, Northeast Service Corporation and its majority owned subsidiary, First New England Benefits, Inc.).

     All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash Equivalents
     ________________

     Cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 1996, the reserve balance was approximately $432,000.

     Investments
     ___________

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

       Held to Maturity Securities
       ___________________________

       Held to maturity securities consist of debt securities purchased where the Company has the positive intent and ability to hold such securities until maturity. Debt securities classified as held to maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts. When a decline in market value is considered other than temporary, the loss is charged to expense as a write down. There were no held to maturity securities at June 30, 1996 and 1995.

       Available for Sale Securities
       _____________________________

       Available for sale securities consist of mortgage-backed, debt and equity securities not classified as trading or held to maturity. These assets are specifically identified and are carried at fair value. Unrealized holding gains and losses for these assets less the related tax effects are reported as a net amount in a separate component of stockholders' equity. When a decline in market value is considered other than temporary, the loss is charged to expense as a write down. Gains and losses on the sale of available for sale securities are determined using the specific identification method.


     Federal Home Loan Bank Stock
     ____________________________

     Federal Home Loan Bank stock is carried at cost.

     Loans Held for Sale
     ___________________

     Loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or market value in the aggregate.

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

     Loans
     _____

     Effective July 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by
     Creditors for Impairment of a Loan   Income Recognition and Disclosures.
     Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. At adoption, the Company reclassified $304,232 of insubstance foreclosures to loans.

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

     Other Real Estate Owned
     _______________________

     Other real estate owned is comprised of (1) properties or other assets acquired through foreclosure proceedings, or acceptance of a deed or title in lieu of foreclosure and (2) other assets repossessed in connection with non-real estate loans. Other real estate owned is carried at the lower of cost or fair value of the collateral less estimated selling expenses. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized.

     Real Estate Held for Investment
     _______________________________

     Real estate properties held for investment are carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

     Goodwill
     ________

     Goodwill arising from acquisitions is being amortized on a straight-line basis over ten to fifteen years.

     Reclassification
     ________________

     Certain prior year accounts and balances in the consolidated financial statements have been reclassified to conform to the current year presentation.


2.   Available for Sale Securities
     _____________________________

     A summary of the cost and approximate fair values of available for sale securities at June 30, 1996 and 1995 follows:

                                       1996                      1995
                             ________________________  ________________________
                                             Fair                      Fair
                                Cost         Value        Cost         Value
                             ___________  ___________  ___________  ___________
     Debt securities issued
      by the U.S. Treasury
      and other U.S.
      Government corporations
      and agencies           $ 1,497,111  $ 1,424,690  $   250,000  $   239,225
     Corporate bonds             149,646      139,005      149,599      141,436
     Equity securities           462,167      440,330      577,939      470,085
     Mortgage-backed
      securities              28,810,113   27,646,294    9,315,419    9,297,505
                             ___________  ___________  ___________  ___________
                             $30,919,037  $29,650,319  $10,292,957  $10,148,251
                             ===========  ===========  ===========  ===========

    	The gross unrealized gains and unrealized losses on available for sale securities are as follows:

                                       1996                      1995
                             ________________________  ________________________
                                Gross        Gross        Gross        Gross
                             Unrealized   Unrealized   Unrealized   Unrealized
                                Gains       Losses        Gains       Losses
                             ___________  ___________  ___________  ___________
     Debt securities issued
      by the U. S. Treasury
      and other U. S.
      Government corporations
      and agencies           $        -   $    72,421  $        -   $    10,775
     Corporate bonds                  -        10,641           -         8,163
     Equity securities             5,321       27,158       10,625      118,479
     Mortgage-backed
      securities                  17,664    1,181,483      211,709      229,623
                             ___________  ___________  ___________  ___________
                             $    22,985  $ 1,291,703  $   222,334  $   367,040
                             ===========  ===========  ===========  ===========

     At June 30, 1996, investment securities with a carrying value of approximately $6,000,000 were pledged as collateral to secure outstanding repurchase agreements.

     At June 30, 1996 and 1995, included in net unrealized losses on available for sale securities as a reduction to stockholders' equity are net unrealized losses of $1,268,718 and $144,707 respectively, net of the deferred tax effect of $431,364 and $49,200, respectively.

     The cost and fair values of available for sale securities at June 30, 1996 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                      Fair
                                                        Cost          Value
                                                    ____________   ____________
     Due in one year                                $    247,111   $    246,790
     Due after one year through five years               250,000        237,900
     Due after five years through ten years              149,646        139,005
     Due after ten years                               1,000,000        940,000
                                                    ____________   ____________
                                                       1,646,757      1,563,695
     Mortgage-backed securities (including
      securities with interest rates ranging
      from 5.15% to 8.5% maturing September 2003
      to June 2026)                                   28,810,113     27,646,294
     Equity securities                                   462,167        440,330
                                                    ____________   ____________
                                                    $ 30,919,037   $ 29,650,319
                                                    ============   ============

     The realized gains and losses on available for sale securities for the year ended June 30, 1996 were $248,542 and $17,198, respectively, and for the year ended June 30, 1995 were $280,257 and $231,212, respectively.

     Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. Such securities were written down to market value. At June 30, 1996, 1995 and 1994, write-downs of available for sale securities were $93,819, $0 and $84,419, respectively, and are included in other expense in the statements of income.

     During 1995, the Company purchased $12,399,000 in securities it classified as held to maturity, since at the time of acquisition Company management had the intention, and the Company had the ability, to hold such securities until maturity. In the last quarter of fiscal 1995, as a result of its planning process and changes in market conditions, Company management determined that it no longer possessed the intent to hold such securities to maturity. Consequently, the Company transferred its entire held to maturity portfolio, with an aggregate cost of $18,775,000 and an aggregate fair value of $18,822,000 (including unrealized gains and losses of $191,000 and $144,000, respectively) to available for sale.

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

3.   Loans Held for Sale
     ___________________

     A summary of the carrying value and market value of loans held for sale at June 30, 1996 and 1995 follows:

                                   June 30, 1996             June 30, 1995
                              _______________________   _______________________
                               Carrying      Market      Carrying     Market
                                Value        Value        Value        Value
                              __________   __________   __________   __________
     Real estate mortgages    $ 448,475    $ 452,960    $ 528,839    $ 532,652
                              ==========   ==========   ==========   ==========

     At June 30, 1996 and 1995, gross unrealized gains on loans held for sale were $4,485 and $3,813, respectively, and there were no unrealized losses.

     The Company originates loans to be sold to the secondary market and occasionally sells mortgage loans from its loan portfolios. Gain on sales of loans amounted to $251,597, $160,982 and $434,210 for the years ended June 30, 1996, 1995 and 1994. Proceeds from the sale of loans out of the portfolio were $-0- in 1996, $1,616,926 in 1995 and $3,862,039 in 1994.

4.   Loans
     _____

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

     In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $2,229,045 and $2,564,230 at June 30, 1996 and 1995, respectively. New loans granted to related parties in 1996 totaled $478,166; payments and reductions amounted to $813,351. In 1995, new loans granted to related parties totaled $490,418; payments and reductions amounted to $537,290.

     The Company was servicing for others, mortgage loans originated and sold of approximately $39,940,000 and $32,560,000 at June 30, 1996 and 1995,
     respectively. During 1993, the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $9,676,000 and $12,983,000 at June 30, 1996 and 1995, respectively.

     Activity in the allowance for loan losses was as follows:

                                                 Years Ended June 30,
                                       ________________________________________
                                           1996          1995          1994
                                       ____________  ____________  ____________
     Balance at beginning of year      $ 2,396,000   $ 2,463,000   $ 2,123,000
     Provision charged to operating
        expenses                           602,860       640,634     1,020,795

     Loans charged off                    (525,653)     (760,733)     (730,108)
     Recoveries on loans charged off        75,793        53,099        49,313
                                       ____________  ____________  ____________
     Net loans charged off                (449,860)     (707,634)     (680,795)
                                       ____________  ____________  ____________
     Balance at end of year            $ 2,549,000   $ 2,396,000   $ 2,463,000
                                       ============  ============  ============

     Commercial and commercial real estate loans with balances greater than $25,000 are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired. Certain loans are exempt from the provisions of SFAS No. 114, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans and commercial loans with balances less than $25,000.

     The 1996 allowance for loan losses related to loans that are identified as impaired includes impairment reserves, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired, as well as, commercial loans with balances less than $25,000. Loans which were restructured prior to the adoption of SFAS No. 114, and which are performing in accordance with the renegotiated terms, are not required to be reported as impaired. Loans restructured subsequent to the adoption of SFAS No. 114, are required to be reported as impaired in the year of restructuring. Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. In accordance with SFAS No. 114, a loan is classified as an insubstance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place.

     At June 30, 1996, total impaired loans recognized in conformity with SFAS No. 114 were $1,530,650 of which $1,063,720 had related allowances of $499,200. During the year ended June 30, 1996, the income recognized related to impaired loans was $87,128 and the average balance of outstanding impaired loans was $1,799,087. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

     Loans on nonaccrual status, including impaired loans described above, at June 30, 1996 and 1995 totaled approximately $2,603,000 and $2,570,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 1996, 1995 and 1994, totaled approximately $228,000, $266,000 and $293,000, respectively.

     The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

     In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65, (Statement 122). Statement 122 is effective in fiscal years beginning after December 15, 1995. The Company will adopt Statement 122 in the first quarter of fiscal year 1997, on a prospective basis. Statement 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others. Statement 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement 122. Management has determined that the impact of adoption of Statement 122 will not be material to the Company's financial position, liquidity or results of operations.


5.   Premises and Equipment
     ______________________

     Premises and equipment at June 30, 1996 and 1995 are summarized as follows:

                                                   1996           1995
                                               ____________   ____________
     Land                                      $   625,750    $   625,750
     Buildings                                   2,307,574      2,238,391
     Leasehold and building improvements           636,814        622,614
     Furniture, fixtures and equipment           3,119,569      3,193,546
                                               ____________   ____________
                                                 6,689,707      6,680,301
     Less accumulated depreciation               3,113,321      2,807,023
                                               ____________   ____________
        Net premises and equipment             $ 3,576,386    $ 3,873,278
                                               ============   ============

     Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $670,774, $599,868 and $531,648 for the years ended June 30, 1996, 1995 and 1994, respectively.

6.   Other Real Estate Owned
     _______________________

     The following table summarizes the composition of other real estate owned at June 30:

                                                       1996           1995
                                                   ____________   ____________
     Real estate properties acquired in settlement
        of loans                                   $   613,831    $ 1,073,743
     Less allowance for losses                         100,000          5,289
                                                   ____________   ____________
                                                   $   513,831    $ 1,068,454
                                                   ============   ============

     Activity in the allowance for losses on other real estate owned was as follows:

                                                 1996       1995        1994
                                             __________  __________  __________
     Balance at beginning of year            $   5,289   $  49,405   $  27,881
     Provision for losses on other real
        estate owned                            94,711     107,173      62,600
     Other real estate owned write-downs            -     (151,289)    (41,076)
                                             __________  __________  __________
     Balance at end of year                  $ 100,000   $   5,289   $  49,405
                                             ==========  ==========  ==========


7.   Real Estate Held for Investment
     _______________________________

     Real estate held for investment (held by Northeast Service Corporation) at June 30 is summarized as follows:

                                                       1996           1995
                                                   ____________   ____________
     Rental properties                             $   167,741    $   167,741
     Less accumulated depreciation                       6,818          2,639
                                                   ____________   ____________
                                                       160,923        165,102
     Land held for development                         298,897        287,377
                                                   ____________   ____________
                                                   $   459,820    $   452,479
                                                   ============   ============

     A summary of loss from real estate held for investment operations, which is included in other income, for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                                1996        1995        1994
                                             __________  __________  __________
     Rental income                           $  29,076   $   9,256   $  14,513
     (Loss) gain on sale of real estate         (4,297)     33,816       4,464
     Depreciation                               (4,458)     (6,736)    (12,082)
     Other operating expenses                  (38,325)    (54,068)    (23,209)
                                             __________  __________  __________
     Loss                                    $ (18,004)  $ (17,732)  $ (16,314)
                                             ==========  ==========  ==========

8.   Deposits
     ________

     Deposits at June 30 are summarized as follows:

                        Weighted
                        average
                          rate              1996                   1995
                        at June    _____________________  _____________________
                        30, 1996      Amount     Percent     Amount     Percent
                        ________   _____________ _______  _____________ _______
     Demand               0.00%    $ 11,424,481    7.9%   $  9,711,732    6.6%
     NOW                  1.01       13,516,135    9.3      14,210,010    9.6
     Money market         3.36       12,291,543    8.5      12,761,762    8.7
     Regular savings      2.60       21,884,843   15.1      23,697,510   16.1
     Certificates of
       deposit:
       1.00 - 3.75%       1.83          256,272     .2       1,564,106    1.1
       3.76 - 5.75%       5.22       51,745,006   35.6      40,328,991   27.4
       5.76 - 7.75%       6.35       32,963,106   22.7      42,688,280   29.0
       7.76 - 9.75%       8.05        1,113,983     .7       2,157,479    1.5
                        ________   _____________ _______  _____________ _______
                          4.14%    $145,195,369  100.0%   $147,119,870  100.0%
                        ========   ============= =======  ============= =======

     At June 30, 1996, scheduled maturities of certificates of deposit are as follows:

                                                                        There-
                   1997        1998       1999       2000       2001     after
                ___________ __________ __________ __________ __________ _______
     1.00-3.75% $   179,959 $   41,482 $   10,817 $   24,014 $       -  $    -
     3.76-5.75%  43,824,371  4,996,804  2,252,868    258,809    385,659  26,495
     5.76-7.75%  21,501,112  5,327,290  2,358,635  2,520,489  1,255,580      -
     7.76-9.75%     989,208    114,729      1,484         -       8,562      -


     Interest expense on deposits for the years ended June 30, 1996, 1995 and 1994 is summarized as follows:

                                           1996          1995          1994
                                       ____________  ____________  ____________
     NOW                               $   265,551   $   264,143   $   197,412
     Money market                          446,950       455,080       452,620
     Regular savings                       596,863       610,415       521,298
     Certificates of deposit             5,116,808     4,113,465     3,295,445
                                       ____________  ____________  ____________
                                       $ 6,426,172   $ 5,443,103   $ 4,466,775
                                       ============  ============  ============

9.   Borrowings From the Federal Home Loan Bank
     __________________________________________

     A summary of borrowings from the Federal Home Loan Bank are as follows:


                                 June 30, 1996
              ___________________________________________________
                 Principal          Interest         Maturity
                  amounts            rates             Dates
              _______________   _______________   _______________
              $   31,400,000     5.17% - 8.30%         1997
                   5,573,000     4.97% - 6.86%         1998
                  14,500,000     5.64% - 6.35%         1999
                     325,000         6.40%             2001
                     325,000         6.61%             2003
              _______________
              $   52,123,000
              ===============

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
              ===============


     Mortgages, free of liens, pledges and encumbrances, and the Company's Federal Home Loan Bank stock equal to at least 200% of the borrowings from that bank have been pledged to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. Several of the Federal Home Loan Bank borrowings held at June 30, 1996 are adjustable, and therefore the rates are subject to change.

10.  Notes Payable
     _____________

     At June 30, 1996, notes payable primarily consist of a $2.5 million loan from an unrelated financial institution for the acquisition of a bank.
     The loan was payable in twenty consecutive equal quarterly payments of principal of $125,000 plus interest payable monthly at a rate equal to the lender's prime rate, floating daily, plus .75%. In August of 1996, the Company refinanced the remaining balance on the note payable of $1,375,000. The new note is payable in eighteen equal quarterly principal payments of $76,389 beginning in calendar year 1997. Interest is payable monthly at 8%. The Company has pledged Northeast Bank F.S.B. common stock and a $1 million key man life insurance policy as collateral for the loan.

     The loan agreement contains certain covenants which limits capital expenditures of the Company and the amount of nonperforming loans and requires minimum loan loss reserves, capital, and return on assets. At June 30, 1996, the Company complied with these covenants with the exception of the return on assets covenant which was waived by the lender.

11.  Securities Sold Under Repurchase Agreements
     ___________________________________________

     During 1996 and 1995, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.25% and 4.99% at June 30, 1996 and 1995, respectively. These borrowings, which were scheduled to mature within 180 days, were collateralized by FHLMC and GNMA securities with a market value of $5,689,000 and amortized cost of $5,875,000 at June 30, 1996, and a market value of $4,000,000 and amortized cost of $3,867,000 at June 30, 1995.
     The repurchase agreements averaged $3,516,000 and $1,775,000 during the years ended June 30, 1996 and 1995, respectively. The maximum amount outstanding at any month-end during 1996 and 1995 was $4,201,000 and $2,585,000, respectively. Securities sold under these agreements were under the control of the Company during 1996 and 1995.

12.  Regulatory Capital Matters
     __________________________

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

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a core capital ratio of at least 3%, a tangible capital ratio of at least 1.5% and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At June 30, 1996, the Company was in compliance with the regulatory capital requirements.

     As of June 30, 1996, the most recent notification from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category. To be categorized as well capitalized, the Company must maintain minimum capital amounts and ratios as set forth in the table that follows.


CAPTION>
                                                                 To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                           Actual        Adequacy Purposes   Action Provisions
                     __________________  __________________  __________________
                       Amount    Ratio     Amount    Ratio     Amount    Ratio
                     ___________ ______  ___________ ______  ___________ ______

     As of June 30, 1996:
      Tangible capital:
         Northeast
          Bancorp    $14,415,000   6.5%	 $ 3,305,000  >1.5%   (no requirement)
         Northeast
          Bank        15,386,000   7.0%    3,291,000  >1.5%   (no requirement)

      Core capital:
         Northeast
          Bancorp    $14,415,000   6.5%  $ 6,611,000  >3.0%  $ 8,814,000 >4.0%
         Northeast
          Bank        15,386,000   7.0%    6,582,000  >3.0%    8,775,000 >4.0%

      Risked-based
       capital
        (total
        capital):
         Northeast
          Bancorp    $15,378,000  11.8%  $10,438,000  >8.0%  $13,048,000 >10.0%
         Northeast
          Bank        16,349,000  12.6%   10,362,000  >8.0%   12,952,000 >10.0%


13.  Earnings Per Share
     __________________

     Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were: 1,270,000, 1,227,400 and 1,205,200 for the years ended June 30, 1996, 1995 and 1994, respectively. All per share data has been restated as a result of the Company's stock split effected in the form of a dividend which occurred in December 1995. Common stock equivalents and potentially dilutive securities were considered in the calculations of weighted average shares outstanding, since their effect was dilutive. Preferred stock dividends have been deducted from net income in the calculation of earnings per share for each of the years.

14.  Preferred Stock
     _______________

     The preferred stock, Series A and B, may be converted to common stock on a two to one ratio at the option of the holder and carries voting rights. Dividends are to be paid to the holder of the preferred stock quarterly at a rate equal to interest at prime rate less two percent but in no event less than 7% per annum. The Series B preferred stock has warrants attached for a term of seven years to purchase 133,764 shares of the Company's common stock at $7 per share.

15.  Other Expenses
     ______________

     Other expenses includes the following for the years ended June 30, 1996, 1995 and 1994:

                                           1996          1995          1994
                                       ____________  ____________  ____________
     Professional fees                 $   305,721   $   304,547   $   374,572
     FDIC and other insurance              256,440       417,202       427,227
     Supplies                              211,126       248,951       193,158
     Real estate owned expenses             87,442        99,272       149,570
     Provision for losses on OREO           94,711       107,173        62,600
     Goodwill amortization                 308,913       235,098       119,743
     Write-down on securities               93,819            -         84,419
     Other                               1,564,873     1,395,886     1,392,805
                                       ____________  ____________  ____________
                                       $ 2,923,045   $ 2,808,129   $ 2,804,094
                                       ============  ============  ============

16.  Income Taxes

     The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 1996, 1995 and 1994:

                                         1996           1995           1994
                                     ____________   ____________   ____________
     Federal:
        Current                      $  668,441     $  714,055     $  936,146
        Deferred                         19,236        122,143       (267,594)
                                     ____________   ____________   ____________
                                        687,677        836,198        668,552

     State and local - current           30,935         32,357         29,444
                                     ____________   ____________   ____________
                                     $  718,612     $  868,555     $  697,996
                                     ============   ============   ============

     Total income tax expense is different from the amounts computed by applying the U. S. Federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 1996, 1995 and 1994:

                              1996               1995               1994
                        _________________  _________________  _________________
                                    % of               % of               % of
                                   pretax             pretax             pretax
                           Amount  income    Amount   income    Amount   income
                        __________ ______  __________ ______  __________ ______
     Expected income
      tax expense at
      Federal tax rate  $ 650,091  34.0%   $ 801,698  34.0%   $ 645,509  34.0%
     State tax, net of
      federal tax
      benefit              20,417   1.1       21,562    .9       19,656   1.0
     Amortization of
      goodwill             42,192   2.2       34,671   1.5       34,671   1.8
     Dividend received
      deduction            (6,903)  (.4)      (5,333)  (.2)      (3,276)  (.2)
     Low income/
      rehabilitation
      credit              (20,000) (1.0)     (20,000)  (.9)     (20,000) (1.1)
     Other                 32,815   1.7       35,957   1.5       21,436   1.2
                        __________ ______  __________ ______  __________ ______
                        $ 718,612  37.6%   $ 868,555  36.8%   $ 697,996  36.7%
                        ========== ======  ========== ======  ========== ======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:


                                                         1996          1995
                                                      ___________   ___________
     Deferred tax assets:
       Loans, principally due to allowance for
         loan losses                                  $  650,000    $  666,000
       Deferred loan fees                                 33,000       103,000
       Deferred gain on loan sales                        59,000        93,000
       Interest on nonperforming loans                    77,000       132,000
       Difference in tax and financial statement
         bases of investments                            492,000        78,000
       Difference in tax and financial statement
         amortization of goodwill                         48,000            -
       Other                                              49,000        24,000
                                                      ___________   ___________
         Total deferred tax assets                     1,408,000     1,096,000
                                                      ___________   ___________
     Deferred tax liabilities:
       Loan loss reserve - tax                           (61,000)     (135,000)
       Other                                             (35,000)      (37,000)
                                                      ___________   ___________
         Total deferred tax liabilities                  (96,000)     (172,000)
                                                      ___________   ___________
         Net deferred tax assets, included in other
            assets                                    $1,312,000    $  924,000
                                                      ===========   ===========

     The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $1,408,000.

     As a result of the Company filing its 1995 tax return during fiscal year 1996, the Company reclassed $26,000 between current and deferred tax accounts.

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

17.  Acquisition
     ___________

     Acquisition of Bank Branches
     ____________________________

     During 1995, the Company acquired four branches from Key Bank of Maine. The total deposits assumed were $27,749,000. The premium paid to Key Bank for these deposits was $1,590,228. In addition to the assumed deposits, the banks acquired real estate, buildings and furniture totalling
     $498,500 and other miscellaneous assets and liabilities which are immaterial. The excess of cost over the net assets acquired is being amortized over 10 years. The effective date of the acquisition was October 28, 1994. The acquisition was accounted for using purchase accounting. Separate financial information on the results of operations of the individual branches was not maintained by the seller or the Company and therefore pro-forma results of operations are not presented.

18.  Employee Benefit Plans
     ______________________

     Profit Sharing Plan
     ___________________

     The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses for the profit sharing plan for the years ended June 30, 1996, 1995 and 1994 were $99,000, $76,000 and $84,500, respectively.

     401(k) Plan
     ___________

     The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 3% contributed. For the years ended June 30, 1996, 1995, and 1994, the Company contributed approximately $36,800, $30,800, and $14,700, respectively.

     Stock Option Plans
     __________________

     The Company adopted Stock Option Plans in 1987, 1989 and 1992. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted at the fair market value to employees of the Company. In the case of nonqualified stock options, which may be granted to employees and nonemployee directors, the difference between the exercise price and the fair market value of the common stock on the date of exercise will be a tax deductible expense to the Company. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value of the share of common stock on the date the option is granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options, three years for nonqualified stock options in the 1987 plan and five years for nonqualified stock options in the 1989 and 1992 plans.

     In accordance with the Stock Option Plans, a total of 236,000 shares of unissued common stock are reserved for issuance pursuant to incentive stock options and 60,000 shares of unissued common stock are reserved for issuance pursuant to nonqualified stock options.

     A summary of option activity for the years ended June 30, 1996 and 1995 follows:

                                       1996                      1995
                             ________________________  ________________________
                                               Non                       Non
                               Incentive    qualified    Incentive    qualified
                                  Plan        Plan          Plan        Plan
                             ______________ _________  ______________ _________
     Outstanding at beginning
       of year                    136,000          -          95,000         -
     Granted during the year           -           -          45,000         -
     Exercised, at $5.00 per
       share                       38,000          -              -          -
     Canceled                       5,000          _           4,000         -
                             ______________ _________  ______________ _________
     Outstanding at end of
       year                        93,000          -         136,000         _
                             ============== =========  ============== =========
     Price range of options
       granted               $5.00 - $11.25        -   $5.00 - $11.25        -

     Average price of options
       outstanding               $7.66             -       $7.05             -


     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which became effective on July 1, 1996 for the Company. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB Opinion No. 25. Statement No. 123 requires companies which elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the value based method of accounting had been applied. Management has not determined the impact of the adoption of Statement No. 123.

     Stock Purchase Plan
     ___________________

     The Company has a stock purchase plan which covers substantially all full-time employees with one year of service. Offerings under the Plan will be made quarterly at the market value on the offering termination date. The maximum number of shares which may be granted under the plan is 104,000 shares.

19.  Financial Instruments with Off-Balance-Sheet Risk
     _________________________________________________

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with contract amounts which represent credit risk:

                                                        1996           1995
                                                    ____________   ____________
     Commitments to originate loans:
       Residential real estate mortgages            $ 4,975,000    $ 4,583,000
       Commercial real estate mortgages, including
         multi-family residential real estate         4,045,000      1,850,000
       Commercial business loans                      1,565,000        360,000
       Consumer                                              -           4,000
                                                    _____________  ____________
                                                     10,585,000      6,797,000

     Unused lines of credit                           6,321,000      4,331,000
     Standby letters of credit                          221,000        341,000
     Unadvanced portions of construction loans        2,244,000        952,000


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

     The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

20.  Condensed Parent Information
     ____________________________

     Condensed Financial Statements of the Parent Company
     ____________________________________________________

     Balance Sheets
     ______________

                                                            June 30,
                                                _______________________________
          Assets                                     1996             1995
          ______                                ______________   ______________
     Cash and due from banks                    $   1,235,116    $      88,921
     Investment in subsidiary                      16,556,065       17,357,978
     Premises and equipment, net                      625,632          603,763
     Goodwill, net                                    917,766        1,032,279
     Other assets                                     385,848          331,897
                                                ______________   ______________
     Total assets                               $  19,720,427    $  19,414,838
                                                ==============   ==============
     Liabilities and Stockholders' Equity
     ____________________________________

     Note payable                               $   1,500,000    $   2,000,000
     Other liabilities                                 69,185          139,560
                                                ______________   ______________
                                                    1,569,185        2,139,560
     Stockholders' equity                          18,151,242       17,275,278
                                                ______________   ______________
     Total liabilities and stockholders' equity $  19,720,427    $  19,414,838
                                                ==============   ==============

     Statements of Income
     ____________________

                                               Years Ended June 30,
                                     __________________________________________
                                         1996           1995           1994
                                     ____________   ____________   ____________
     Income:
        Dividends from banking
          subsidiary                 $ 1,436,000             -     $   642,000
        Management fees charged to
          subsidiary                   2,119,992      1,673,179      1,265,620
        Other income                      25,100         30,083         40,536
                                     ____________   ____________   ____________
          Total income                 3,581,092      1,703,262      1,948,156

     Expenses:
        Goodwill amortization            114,513        102,939        104,997
        Origination fee amortization      18,181          4,743          4,742
        Interest on note payable         157,959        201,126        174,462
        Salaries and benefits          1,326,271      1,318,246        856,249
        Occupancy expense                140,065        125,289        104,832
        Equipment expense                179,977        159,161         90,012
        General and administrative
         expenses                        422,411        383,980        306,667
                                     ____________   ____________   ____________
          Total expenses               2,359,377      2,295,484      1,641,961
                                     ____________   ____________   ____________
        Income (loss) before income
         tax benefit, equity
         (deficit) in undistributed
         net income of subsidiary
         and cumulative effect of
         change in accounting
         principle                     1,221,715       (592,222)       306,195

     Income tax benefit                   31,771        166,182         81,351
                                     ____________   ____________   ____________
        Income (loss) before equity
         (deficit) in undistributed
         net income of subsidiary and
         cumulative effect of change
         in accounting principle       1,253,486       (426,040)       387,546

     Equity (deficit) in undistributed
        net income of subsidiary         (60,066)     1,915,421        813,013
                                     ____________   ____________   ____________
       	Income before cumulative
         effect of change in
         accounting principle          1,193,420      1,489,381      1,200,559

     Cumulative effect at July 1,
        1994 of change in accounting
        for income taxes                      -              -         260,000
                                     ____________   ____________   ____________
           Net income                $ 1,193,420    $ 1,489,381	   $ 1,460,559
                                     ============   ============   ============

     Statements of Cash Flows
     ________________________


                                                 Years Ended June 30,
                                           1996          1995          1994
                                       ____________  ____________  ____________
     Cash flows from operating
      activities:
       Net income                      $ 1,193,420   $ 1,489,381   $ 1,460,559
      	Adjustments to reconcile net
        income to net cash provided
        (used) by operations:
         Cumulative effect of change
          in accounting principle               -             -       (260,000)
         Amortization                      132,694       107,682       109,739
         Depreciation                      120,875       100,321        63,314
         Undistributed (earnings)
          deficit of subsidiary             60,066    (1,915,421)     (813,013)
         Decrease (increase) in other
          assets                           (72,132)       24,182       (15,634)
         (Decrease) increase in other
          liabilities                      (70,375)       23,242        23,276
                                       ____________  ____________  ____________
       Net cash provided (used) by
        operating activities             1,364,548      (170,613)      568,241
                                       ____________  ____________  ____________
     Cash flows from investing
      activities:
       Proceeds from sale of premises
        and equipment                       24,473            -            -
       Purchase of premises and
        equipment                         (167,217)      (84,439)     (203,782)
       Increase in goodwill                     -             -        (16,526)
                                       ____________  ____________  ____________
       Net cash used by investing
        activities                        (142,744)      (84,439)     (220,308)
                                       ____________  ____________  ____________

     Cash flows from financing
      activities:
       Principal payments on note
        payable                           (500,000)     (500,000)           -
       Stock options exercised             190,000            -         56,900
       Proceeds from issuance of
        common stock                        11,558         2,193            -
       Proceeds from issuance of
        preferred stock                         -             -        999,992
       Treasury stock purchased            (52,277)           -             -

       Dividends paid to stockholders     (424,890)     (315,175)     (278,986)
       Warrants exercised                  700,000            -             -
                                       ____________  ____________  ____________
     Cash flow provided (used) by
      financing activities                 (75,609)     (812,982)      777,906
                                       ____________  ____________  ____________
      Net increase (decrease) in cash    1,146,195    (1,068,034)    1,125,839

     Cash and cash equivalents,
      beginning of year                     88,921     1,156,955        31,116
                                       ____________  ____________  ____________
     Cash and cash equivalents,
      end of year                      $ 1,235,116   $    88,921   $ 1,156,955
                                       ============  ============  ============
     Supplemental schedule of cash
      flow information:
       Interest paid                   $   157,959   $   201,126   $   174,462
       Income taxes paid                   913,000       794,000       872,500

     Supplemental schedule of noncash
      investing and financing
      activities:
       Advance contributed as capital
        to nonbanking subsidiary       $        -    $        -     $  241,790


21.  Fair Value of Financial Instruments
     ___________________________________

     Fair value estimates, methods, and assumptions are set forth below for the Company's significant financial instruments.


     Cash and Cash Equivalents
     _________________________

     The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

     Trading Account Securities and Available for Sale Securities
     ____________________________________________________________

     The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near June 30, 1996 and 1995. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amounts could have changed.

     Federal Home Loan Bank Stock
     ____________________________

     This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.


     Loans Held for Sale
     ___________________

     The fair value of loans held for sale is estimated based on bid quotations received from securities dealers at or near June 30, 1996 and 1995.

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

     Deposits
     ________

     The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of June 30, 1996 and 1995. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered at June 30, 1996 and 1995, the fair value of the Company's net assets could increase.

     Borrowed Funds, Notes Payable and Repurchase Agreements
     _______________________________________________________

     The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.

     The fair value of the notes payable approximates the carrying value at June 30, 1996 and 1995, as the interest rates adjust periodically.

     The fair value of repurchase agreements approximates the carrying value at June 30, 1996 and 1995, as these financial instruments have a short maturity.

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

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financialinstruments include the deferred tax asset, premises and equipment, and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 1996 and 1995:


                                 June 30, 1996              June 30, 1995
                           _________________________  _________________________
                             Carrying    Estimated      Carrying    Estimated
                              Value      Fair Value      Value      Fair Value
                           ____________ ____________  ____________ ____________
     Non-Trading
      Instruments:

     Financial assets:
       Cash and cash
        equivalents        $ 11,566,000 $ 11,566,000  $ 14,740,000 $ 14,740,000
       Available for
        sale securities      29,650,000   29,650,000    10,148,000   10,148,000
       Loans held for sale      448,000      452,000       529,000      532,000
       Loans                167,302,000  165,730,000   167,740,000  166,290,000
       Interest receivable    1,352,000    1,352,000     1,139,000    1,139,000

     Financial liabilities:
       Deposits (with no
        stated maturity)     59,117,000   59,117,000    60,381,000   60,381,000
       Time deposits         86,078,000   85,995,000    86,739,000   86,614,000
       Borrowed funds        52,123,000   51,888,000    35,700,000   35,670,000
       Notes payable          1,502,000    1,502,000     2,010,000    2,010,000
       Repurchase
        agreements            3,763,000    3,763,000     2,585,000    2,585,000

     Trading Instruments:

     Financial assets:
       Trading account
        securities              198,000      198,000         1,400        1,400



INDEPENDENT AUDITORS REPORT
___________________________

The Board of Directors
Northeast Bancorp and Subsidiary


We have audited the accompanying consolidated statements of financial condition of Northeast Bancorp and Subsidiary (the assumed name of Bethel Bancorp and Subsidiaries) as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, changes in stockholders' equity and cash flows, of Bethel Bancorp and Subsidiaries as of June 30, 1994 and for the year then ended, were audited by other auditors whose report thereon dated August 5, 1994 included an explanatory paragraph that described the Company's change in its method of accounting for income taxes in 1994 to adopt provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, on July 1, 1993, as discussed in note 16 to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Portland, Maine                                 /s/   Baker Newman & Noyes
                                               ____________________________
August 16, 1996	                                Limited Liability Company


                          Independent Auditors Report




The Board of Directors
Northeast Bancorp and Subsidiary:


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Northeast Bancorp and subsidiary (formerly Bethel Bancorp and subsidiaries) for the year ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Northeast Bancorp and subsidiary for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in note 16, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes on July 1, 1993.




Portland, Maine                                /s/  KPMG Peat Marwick LLP
                                              ____________________________
August 5, 1994                                      KPMG Peat Marwick LLP



     (b)  Supplementary Financial Information
          ___________________________________

Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth
Interest Rates and Interest Differential
Years Ended June 30, 1996, 1995 and 1994


June 30, 1996
_____________
                                                      Interest       Average
                                        Average        Income/       Yield/
                                        Balance        Expense        Rate
                                     _____________  _____________  ____________
Assets:

Earning Assets:
   Securities Held to Maturity                --             --            --
   Securities Available for Sale        1,432,475         89,684         6.26%
   Trading Securities                     162,430          5,474         3.37%
   Mortgage-backed Securities          16,013,118      1,149,407         7.18%
   FHLB Stock                           2,270,262        148,762         6.55%
   Loans (3)                          169,908,865     16,010,685         9.42%
   FHLB Overnight Deposits & Other     10,523,674        590,850         5.61%
                                     _____________  _____________  ____________
Total Earning Assets                  200,310,824     17,994,862         8.98%
                                     _____________  _____________  ____________
Non-interest Earning Assets:
   Cash & Due from Banks                3,318,095
   Premise & Equip Net                  3,784,213
   Other Assets                         7,444,099
   (Allowance for Loan Loss)           (2,482,368)
                                     _____________
Total Assets                         $212,374,863
                                     =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                             $ 14,801,458        265,551         1.79%
     Money Market                      12,980,882        446,950         3.44%
     Savings                           22,258,232        596,863         2.68%
     Time                              87,364,527      5,116,808         5.86%
                                     _____________  _____________  ____________
       Total Deposits                 137,405,099      6,426,172         4.68%
   Repurchase Agreements                3,516,283        166,210         4.73%
   Other Borrowed Funds                40,797,048      2,536,022         6.22%
                                     _____________  _____________  ____________
Total Interest Bearing Liabilities    181,718,430      9,128,404         5.02%
                                     _____________  _____________  ____________
Non-interest Bearing Liabilities
   Demand                              10,019,506
   Other                                2,323,046

   Net Worth                           18,313,881
                                     _____________
Total Liabilities & Net Worth        $212,374,863
                                     =============
      Net Interest Income                           $  8,866,458
                                                    =============
Interest Rate Spread  (1)                                                3.96%
Net yield on Interest Earning
   Assets (2)                                                            4.43%
Equity to Assets Ratio (4)                                               8.62%



June 30, 1995
_____________
                                                      Interest       Average
                                        Average        Income/        Yield/
                                        Balance        Expense         Rate
                                     _____________  _____________  ____________
Assets:

Earning Assets:
   Securities Held to Maturity       $    897,691   $     75,691         8.43%
   Securities Available for Sale          971,763         60,159         6.19%
   Trading Securities                     186,757          1,165         0.62%
   Mortgage-backed Securities          15,181,721      1,088,420         7.17%
   FHLB Stock                           2,470,616        189,980         7.69%
   Loans                              164,344,609     15,085,138         9.18%
   FHLB Overnight Deposits & Other      7,763,217        422,372         5.44%
                                     _____________  _____________  ____________
Total Earning Assets                  191,816,374     16,922,925         8.82%
                                     _____________  _____________  ____________
Non-interest Earning Assets:
   Cash & Due from Banks                3,342,796
   Premise & Equip Net                  3,594,335
   Other Assets                         8,078,832
   (Allowance for Loan Loss)           (2,569,032)
                                     _____________
Total Assets                         $204,263,305
                                     =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                             $ 14,673,951        264,143         1.80%
     Money Market                      14,352,970        455,080         3.17%
     Savings                           23,027,846        610,415         2.65%
     Time                              80,114,965      4,113,465         5.13%
                                     _____________  _____________  ____________
       Total Deposits                 132,169,732      5,443,103         4.12%
   Repurchase Agreements                1,776,296         84,921         4.78%
   Other Borrowed Funds                43,496,049      2,524,896         5.80%
                                     _____________  _____________  ____________
Total Interest Bearing Liabilities    177,442,077      8,052,920         4.54%
                                     _____________  _____________  ____________
Non-interest Bearing Liabilities
   Demand                               8,526,363
   Other                                1,904,767

   Net Worth                           16,390,098
                                     _____________
Total Liabilities & Net Worth        $204,263,305
                                     =============
      Net Interest Income                           $  8,870,005
                                                    =============
Interest Rate Spread  (1)                                                4.28%
Net yield on Interest Earning
   Assets (2)                                                            4.62%
Equity to Assets Ratio (4)                                               8.02%



June 30, 1994
_____________
                                                      Interest       Average
                                        Average        Income/        Yield/
                                        Balance        Expense         Rate
                                     _____________  _____________  ____________
Assets:

Earning Assets:
   Securities Held to Maturity       $    919,560   $     48,302         5.25%
   Securities Available for Sale        1,953,884        122,634         6.28%
   Trading Securities                      88,531             85         0.10%
   Mortgage-backed Securities           4,593,959        294,037         6.40%
   FHLB Stock                           2,079,640        156,940         7.55%
   Loans                              155,786,903     13,161,935         8.45%
   FHLB Overnight Deposits & Other      7,349,656        252,308         3.43%
                                     _____________  _____________  ____________
Total Earning Assets                  172,772,133     14,036,241         8.12%
                                     _____________  _____________  ____________
Non-interest Earning Assets:
   Cash & Due from Banks                2,689,517
   Premise & Equip Net                  3,246,385
   Other Assets                         6,365,909
   (Allowance for Loan Loss)           (2,311,357)
                                     _____________
Total Assets                         $182,762,587
                                     =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                             $ 11,761,069        197,412         1.68%
     Money Market                      15,248,339        452,620         2.97%
     Savings                           20,955,884        521,298         2.49%
     Time                              70,645,721      3,295,445         4.66%
                                     _____________  _____________  ____________
       Total Deposits                 118,611,013      4,466,775         3.77%
   Repurchase Agreements                        0              0         0.00%
   Other Borrowed Funds                38,535,140      2,012,937         5.22%
                                     _____________  _____________  ____________
Total Interest Bearing Liabilities    157,146,153      6,479,712         4.12%
                                     _____________  _____________  ____________
Non-interest Bearing Liabilities
   Demand                               5,578,538
   Other                                5,004,547

   Net Worth                           15,033,349
                                     _____________
Total Liabilities & Net Worth        $182,762,587
                                     =============
      Net Interest Income                           $  7,556,529
                                                    =============
Interest Rate Spread  (1)                                                4.00%
Net yield on Interest Earning Assets (2)                                 4.37%
Equity to Assets Ratio (4)                                               8.23%


(1.) Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
(2.) Net yield on interest earning assets is net interest income divided by average earning assets.
(3.)  Non-accruing loans are included in the average of net loans.
(4.)  Average equity divided by average assets.



Northeast Bancorp Consolidated
Changes in Net Interest Income
Years Ended June 30, 1996 and 1995



June 30, 1996 Compared to June 30, 1995
_______________________________________

                                 Variance    Variance    Variance
                                  Due to      Due to      Due to       Total
                                   Rate       Volume    Rate/Volume  Variance
                                ___________ ___________ ___________ ___________
Interest Earning Assets:

Securities Held to Maturity     $        0  $  (75,691) $        0  $  (75,691)
Securities Available for Sale          681      28,521         323      29,525
Trading Securities                   5,129        (152)       (668)      4,309
Mortgage-backed Securities           1,310      59,605          72      60,987
FHLB Stock                         (28,090)    (15,406)      2,278     (41,218)
Loans                              401,222     510,741      13,584     925,547
FHLB Overnight Deposits & Other     13,493     150,188       4,797     168,478
                                ___________ ___________ ___________ ___________
Total Income on Earning Assets     393,745     657,806      20,386   1,071,937
                                ___________ ___________ ___________ ___________
Interest Bearing Liabilities:

Deposits:
  Now                                 (880)      2,295          (7)      1,408
  Money Market                      39,113     (43,504)     (3,739)     (8,130)
  Savings                            7,085     (20,401)       (236)    (13,552)
  Time                             578,747     372,225      52,371   1,003,343
                                ___________ ___________ ___________ ___________
    Total Deposits                 624,065     310,615      48,389     983,069

Repurchase Agreements                 (958)     83,185        (938)     81,289
Borrowed funds                     178,901    (156,674)    (11,101)     11,126
                                ___________ ___________ ___________ ___________
Total Interest Expense             802,008     237,126      36,350    1,075,484
                                ___________ ___________ ___________ ___________

                                ___________ ___________ ___________ ___________
Change in Net interest Income   $ (408,263) $  420,680  $  (15,964) $   (3,547)
                                =========== =========== =========== ===========


June 30, 1995 Compared to June 30, 1994
_______________________________________

                                 Variance    Variance    Variance
                                  Due to      Due to      Due to      Total
                                   Rate       Volume    Rate/Volume  Variance
                                ___________ ___________ ___________ ___________
Interest Earning Assets:

Securities Held to Maturity     $   29,233  $   (1,149) $     (695) $   27,389
Securities Available for Sale       (1,675)    (61,642)        842     (62,475)
Trading Securities                     467          94         519       1,080
Mortgage-backed Securities          35,317     677,671      81,395     794,383
FHLB Stock                           2,976      29,505         559      33,040
Loans                            1,137,694     723,013      62,496   1,923,203
FHLB Overnight Deposits & Other    147,563      14,197       8,304     170,064
                                ___________ ___________ ___________ ___________
Total Income on Earning Assets   1,351,575   1,381,689     153,420   2,886,684
                                ___________ ___________ ___________ ___________
Interest Bearing Liabilities:

Deposits:
  Now                               14,297      48,893       3,541      66,731
  Money Market                      30,849     (26,577)     (1,811)      2,461
  Savings                           34,194      51,542       3,381      89,117
  Time                             331,826     441,716      44,477     818,019
                                ___________ ___________ ___________ ___________
    Total Deposits                 411,166     515,574      49,588     976,328

Repurchase Agreements                    0      84,921           0      84,921
Borrowed funds                     223,984     259,140      28,835     511,959
                                ___________ ___________ ___________ ___________
Total Interest Expense             635,150     859,635      78,423   1,573,208
                                ___________ ___________ ___________ ___________

                                ___________ ___________ ___________ ___________
Change in Net interest Income   $  716,425  $  522,054  $   74,997  $1,313,476
                                =========== =========== =========== ===========

This table reflects changes in net interest income attributable to the change in interest rates and the change in the volume of interest-bearing assets and liabilities. Amounts attributable to the change in rate are based upon the change in rate multiplied by the prior year's volume. Amounts attributable to the change in volume are based upon the changes in volume multiplied by the prior year's rate. The combined effect of changes in both volume and rate are calculated by multiplying the change in rate by the change in volume.


Northeast Bancorp Consolidated
Maturities and Repricing of Loans
As of June 30, 1996

                     1 Year      1 to 5      5 to 10     Over 10      Total
                     or Less      Years       Years       Years       Loans
                   ___________ ___________ ___________ ___________ ____________
Mortgages:
Residential        $45,211,547 $10,920,760 $ 7,342,838 $49,946,646 $113,421,791
Commercial          19,638,340   3,604,126     509,307   1,562,355   25,314,128
Construction         2,510,010     258,759           0           0    2,768,769

Non-Mortgage
   Loans :
Commercial          12,427,971   1,212,340     278,941      70,968   13,990,220
Consumer             1,675,607   4,185,767   2,444,396   6,050,246   14,356,016
                   ___________ ___________ ___________ ___________ ____________
Total Loans        $81,463,475 $20,181,752 $10,575,482 $57,630,215 $169,850,924
                   =========== =========== =========== =========== ============

Loans due after
   1 year:
Fixed              $75,656,528
Variable            12,730,921
                   ___________
Total due after
   1 year:         $88,387,449
                   ===========

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.



Northeast Bancorp Consolidated
Securities Held to Maturity
Years Ended June 30, 1996, 1995 and 1994


Securities Held to Maturity                June 30,     June 30,     June 30,
                                             1996         1995         1994
______________________________________    __________   __________   __________
Book Value (thousands)

U.S. Government and Agency Obligations    $       0     $      0    $   1,383

Mortgage-backed Securities                        0            0        5,669

FNMA Guaranteed REMIC                             0            0          968

Other Bonds                                       0            0            0
                                          __________   __________   __________
Total Securities Held to Maturity         $       0    $       0    $   8,020
                                          ==========   ==========   ==========

This table sets forth the book value of securities held to maturity at the dates indicated.
During 1995, the Company transferred all its securities from held to maturity to available for sale. (See financial statement footnote #2).


Northeast Bancorp Consolidated
Securities Available for Sale
Years Ended June 30, 1996, 1995 and 1994


Securities Available for Sale              June 30,     June 30,     June 30,
                                             1996         1995         1994
______________________________________    __________   __________   __________
Market Value (thousands)

U.S. Government and Agency Obligations    $   1,425    $     239    $     227

Mortgage-backed Securities                   27,646        9,298        1,265

Other Bonds                                     139          141          129

Equity Securities                               440          470          439
                                          __________   __________   __________
Total Securities Available for Sale       $  29,650    $  10,148    $   2,060
                                          ==========   ==========   ==========

This table sets forth the market value of securities available for sale at the dates indicated.



Northeast Bancorp Consolidated
Investment Maturity

                                                    Weighted
Securities Available for Sale                        Average       Carrying
As of June 30, 1996                                   Rate          Value
___________________________________________        __________     __________
Due in one Year                                        5.08%      $     247
Due after one year through five years                  5.40%            238
Due after five years through ten years                 5.95%            139
Due after ten years                                    7.18%            940
Mortgage-backed securities maturing
  September 2003 to June 2026                          7.26%         27,646
                                                   __________     __________
Total Securities Available for Sale                    7.22%      $  29,210
                                                   ==========     ==========
This table sets forth the anticipated maturities of debt securities available for sale and the respective weighted average rates within these ranges.




Northeast Bancorp Consolidated
Loan Portfolio
Years Ended June 30, 1996, 1995, 1994, 1993 and 1992



June 30, 1996
_____________
                                                       Percent of
                                        Amount        Total Loans
                                     ____________     ____________
Loan Portfolio (thousands)

Residential Mortgage                 $   115,432          67.96%
Consumer & Other                          14,356           8.45%
Commercial Mortgage                       26,073          15.35%
Commercial                                13,990           8.24%
                                     ____________     ____________
     Total Loans                         169,851         100.00%
                                     ____________     ____________
Less: Allowance for loan losses            2,549
                                     ____________
     Net Loans                       $   167,302
                                     ============


June 30, 1995
_____________
                                                       Percent of
                                        Amount        Total Loans
                                     ____________     ____________
Loan Portfolio (thousands)

Residential Mortgage                 $   117,795          69.24%
Consumer & Other                          16,115           9.47%
Commercial Mortgage                       23,975          14.09%
Commercial                                12,255           7.20%
                                     ____________     ____________
     Total Loans                         170,140         100.00%

Less: Allowance for loan losses            2,396
                                     ____________
     Net Loans                       $   167,744
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
                                     ============


June 30, 1992
_____________
                                                       Percent of
                                        Amount        Total Loans
                                     ____________     ____________
Loan Portfolio (thousands)

Residential Mortgage                 $   102,594          72.54%
Consumer & Other                          10,958           7.75%
Commercial Mortgage                       15,172          10.73%
Commercial                                12,707           8.98%
                                     ____________     ____________
     Total Loans                         141,431         100.00%
                                     ____________     ____________
Less: Allowance for loan losses            1,555
                                     ____________
     Net Loans                       $   139,876
                                     ============

This table shows the Company's loan distribution at the end of each of the last five years.





Northeast Bancorp Consolidated
Allowance for Loan Losses
Years Ended June 30, 1996, 1995, 1994, 1993 and 1992


June 30, 1996
_____________

                                                                 Percent of
                                                               Loans in Each
                                                                Category to
                                                 Amount         Total Loans
                                              _____________    _____________
Allowance for Loan Losses (thousands)

Real Estate                                   $       247           67.96%
Commercial Mortgage                                   738           15.35%
Commercial & Installment                              603           16.69%
Unallocated                                           961            0.00%
                                              _____________    _____________
     Total                                    $     2,549          100.00%
                                              =============    =============


June 30, 1995
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                 Amount         Total Loans
                                              _____________    _____________
Allowance for Loan Losses (thousands)

Real Estate                                   $       593           69.24%
Commercial Mortgage                                   237           14.09%
Commercial & Installment                              374           16.67%
Unallocated                                         1,192            0.00%
                                              _____________    _____________
     Total                                    $     2,396          100.00%
                                              =============    =============


June 30, 1994
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                 Amount         Total Loans
                                              _____________    _____________
Allowance for Loan Losses (thousands)

Real Estate                                   $       649           69.71%
Commercial Mortgage                                   232           14.18%
Commercial & Installment                              387           16.11%
Unallocated                                         1,195            0.00%
                                              _____________    _____________
     Total                                    $     2,463          100.00%
                                              =============    =============


June 30, 1993
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                 Amount         Total Loans
                                              _____________    _____________
Allowance for Loan Losses (thousands)

Real Estate                                   $     1,221           71.69%
Commercial Mortgage                                   256           13.30%
Commercial & Installment                              390           15.01%
Unallocated                                           256            0.00%
                                              _____________    _____________
     Total                                    $     2,123          100.00%
                                              =============    =============


June 30, 1992
_____________
                                                                Percent of
                                                               Loans in Each
                                                                Category to
                                                  Amount        Total Loans
                                              _____________    _____________
Allowance for Loan Losses (thousands)

Real Estate                                   $       632           72.54%
Commercial Mortgage                                   250           10.73%
Commercial & Installment                              473           16.73%
Unallocated                                           200            0.00%
                                              _____________    _____________
     Total                                    $     1,555          100.00%
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





Northeast Bancorp Consolidated
Non-performing Ratios
Years ended June 30, 1996, 1995, 1994, 1993 and 1992

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1996      1995      1994      1993      1992
                               ________  ________  ________  ________  ________
Non-performing loans
    (thousands)
   Mortgages                   $ 2,246   $ 2,383   $ 2,047   $ 2,308   $ 1,425
   Other                           357       187       676       181       173
                               ________  ________  ________  ________  ________
Total non-performing loans       2,603     2,570     2,723     2,489     1,598

   Other Real Estate Owned         514     1,069     1,994     2,308     2,096
                               ________  ________  ________  ________  ________
Total non-performing assets    $ 3,117   $ 3,639   $ 4,717   $ 4,797   $ 3,694
                               ========  ========  ========  ========  ========

                               ________  ________  ________  ________  ________
Total non-performing loans
   to total loans                1.53%     1.51%     1.72%     1.65%     1.13%
                               ========  ========  ========  ========  ========

                               ________  ________  ________  ________  ________
Total non-performing assets
   to total assets               1.40%     1.75%     2.47%     2.68%     2.25%
                               ========  ========  ========  ========  ========

This table sets forth certain information concerning non-performing loans and assets and the ratios of non-performing loans to total loans and non-performing assets to total assets at the dates indicated.

Non-performing loans are problem loan accounts for which the Company has ceased accrual of interest because the loan is 90 days past due or because collectability is doubtful, whichever is earlier.

Management believes that all loans that are considered potential problems are disclosed in the current non-performing loans table above with the exception of loans internally rated substandard. At June 30, 1996, the Company had approximately $2,541,000 of loans classified as substandard that could potentially become non-performing due to previous delinquencies or marginal cash flows.

No loans greater than 90 days past due are on accrual status and there are no troubled debt restructurings not disclosed above.

Refer to the financial statement footnotes #1 & #4 for further discussion of the Company's non-performing loan policy and interest income recognition.




Northeast Bancorp Consolidated
Summary of Loan Losses Experience (in thousands)
Years Ended June 30, 1996, 1995, 1994, 1993 and 1992

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1996      1995      1994      1993      1992
                               ________  ________  ________  ________  ________
Average net loans outstanding,
   During period               $166,965  $161,342  $153,476  $149,051  $131,721
                               ========  ========  ========  ========  ========
Net loans outstanding,
   End of period               $167,302  $167,440  $155,998  $148,633  $139,876
                               ========  ========  ========  ========  ========
Allowance for loan losses,
   Beginning of period         $  2,396  $  2,463  $  2,123  $  1,555  $  1,005

Loans charged off:
   Mortgage                         326       419       351       203         0
   Commercial/installment           200       342       379       110       196
                               ________  ________  ________  ________  ________
Total loans charged off             526       761       730       313       196
                               ________  ________  ________  ________  ________
Recoveries on amounts
previously charged off:
   Mortgage                          73         8        25         0         0
   Commercial/installment             3        45        24        29        13
                               ________  ________  ________  ________  ________
Total Recoveries                     76        53        49        29        13
                               ________  ________  ________  ________  ________

Net loans charged off               450       708       681       284       183
Provision for loan losses           603       641     1,021       852       733
                               ________  ________  ________  ________  ________
Allowance for loan losses,
   End of period               $  2,549  $  2,396  $  2,463  $  2,123  $  1,555
                               ========  ========  ========  ========  ========

                               ________  ________  ________  ________  ________
Net loans charged-off as a
percentage of average loans
outstanding                       0.27%     0.44%     0.44%     0.19%     0.14%
                               ========  ========  ========  ========  ========

                               ________  ________  ________  ________  ________
Allowance for loan losses,
as a percentage of net loans
outstanding at the end of
period                            1.52%     1.43%     1.58%     1.43%     1.11%
                               ========  ========  ========  ========  ========

This table summarizes loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.





Northeast Bancorp Consolidated
Average Deposits and Rates (thousands)
For Years Ended June 30, 1996, 1995 and 1994

                               June 30, 1996    June 30, 1995    June 30, 1994
                              _______________  _______________  _______________
                               Amount   Rate    Amount   Rate    Amount   Rate
                              ________  _____  ________  _____  ________  _____
Average Deposits:

Non-interest bearing demand
   deposits                   $ 10,020  0.00%  $  8,526  0.00%  $  5,579  0.00%
Regular savings                 22,258  2.68%    23,028  2.65%    20,956  2.49%
NOW and Money Market            27,782  2.56%    29,027  2.48%    27,009  2.41%
Time deposits                   87,365  5.86%    80,115  5.13%    70,646  4.66%
                              ________  _____  ________  _____  ________  _____
Total Average Deposits        $147,425  3.69%  $140,696  3.87%  $124,190  3.60%
                              ========  =====  ========  =====  ========  =====

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.





Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 1996

                                                           Balance
                                                         ___________
Time Deposits $100,000 & Over (in thousands):

3 months or less                                         $   1,863
Over 3 through 6 months                                      3,037
Over 6 through 12 months                                     4,603
Over 12 months                                               5,966
                                                         ___________
Total Time Deposits $100,000 & Over                      $  15,469
                                                         ===========





Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 1996
(in thousands)

                              Less Than    1-5     Over 5               % of
                               1 Year     Years     Years     Total     Total
                              _________ _________ _________ _________ _________
EARNING ASSETS

Real Estate Loans:
     Fixed                    $  1,553  $  2,155  $ 59,361  $ 63,069    29.89%
     Variable                   65,807    12,629         0    78,436    37.18%
                              _________ _________ _________ _________ _________
Total Real Estate Loans         67,360    14,784    59,361   141,505    67.07%
                              _________ _________ _________ _________ _________

Non-Real Estate Loans:
     Fixed                       1,103     5,296     8,844    15,243     7.22%
     Variable                   13,001       102         0    13,103     6.21%
                              _________ _________ _________ _________ _________
Total Non-Real Estate Loans     14,104     5,398     8,844    28,346    13.44%
                              _________ _________ _________ _________ _________
Investment Securities &
  Other Earning Assets           9,073       238    31,821    41,132    19.50%
                              _________ _________ _________ _________ _________
Total Earning Assets          $ 90,537  $ 20,420  $100,026  $210,983   100.00%
                              ========= ========= ========= ========= =========

INTEREST-BEARING LIABILITIES

Deposits:
  Regular savings, value,
    & club accounts           $ 21,885                      $ 21,885    11.45%
  NOW Accounts                  13,516                        13,516     7.07%
  Money market accounts         12,292                        12,292     6.43%
  Certificates of deposit       66,495    19,557        26    86,078    45.03%
                              _________ _________ _________ _________ _________
Total Deposits                 114,188    19,557        26   133,771    69.97%
                              _________ _________ _________ _________ _________
Repurchase Agreements            3,763         0         0     3,763     1.97%

Borrowings & Notes Payable      31,902    21,398       325    53,625    28.05%
                              _________ _________ _________ _________ _________
Total Interest-bearing
  Liabilities                 $149,853  $ 40,955  $    351  $191,159   100.00%
                              ========= ========= ========= ========= =========

                              _________ _________ _________ _________
Excess(deficiency) of earning
assets over interest-bearing
liabilities                    (59,316)  (20,535)   99,675    19,824
                              ========= ========= ========= =========

                              _________ _________ _________ _________
Cumulative excess (deficiency)
of earning assets over
interest-bearing liabilities   (59,316)  (79,851)   19,824    19,824
                              ========= ========= ========= =========

                              _________ _________ _________ _________
Cumulative excess (deficiency)
of earning assets over
interest-bearing liabilities
as a % of total assets        (-26.68%) (-35.92%)    8.92%     8.92%
                              ========= ========= ========= =========

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1996.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liabilitiy model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference, the Company does not consider its position to be as negative as the schedule above.


     (1)   Selected Quarterly Financial Data
           _________________________________


Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1996

                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30
                             1995          1995          1996          1996
                         ____________  ____________  ____________  ____________
Interest Income
  Interest on loans      $  4,098,178  $  4,059,758  $  4,003,840  $  3,848,909
  Interest & dividends
    on investments &
    available for sale
    securities               384,493        445,954       522,346       631,385
                         ____________  ____________  ____________  ____________
Total Interest Income      4,482,671      4,505,712     4,526,186     4,480,294
                         ____________  ____________  ____________  ____________
Interest Expense
  Interest on Deposits      1,635,482     1,652,178     1,611,581     1,526,929
  Interest on Repurchase
    Agreements                 33,913        48,880        42,872        40,545
  Interest on Borrowings      599,959       592,950       654,874       688,239
                         ____________  ____________  ____________  ____________
Total Interest Expense      2,269,354     2,294,008     2,309,327     2,255,713
                         ____________  ____________  ____________  ____________
Net Interest Income         2,213,317     2,211,704     2,216,859     2,224,581
Provision for Loan
  Losses                      147,855       147,708       159,960       147,337

Net Interest Income
  after Provision for
  Loan Losses               2,065,462     2,063,996     2,056,899     2,077,244

Securities Transactions       120,593        92,797        35,280        30,225
Other Operating Income        493,700       457,681       420,186       446,727
Other Operating Expense     2,015,938     1,916,693     2,029,985     2,486,141
                         ____________  ____________  ____________  ____________
Income Before Income
  Taxes                       663,817       697,781       482,380        68,055
Income Tax Expense            242,180       254,345       180,575        41,512
                         ____________  ____________  ____________  ____________
Net Income               $    421,637  $    443,436  $    301,805  $     26,543
                         ____________  ____________  ____________  ____________
Net Income Per Common
  Share:
   Primary earnings
    per share            $      0.32   $      0.32   $      0.20    $    (0.01)
   Fully diluted
    earnings per share   $      0.29   $      0.29   $      0.19    $     0.02



Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1995
                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30
                             1994          1994          1995          1995
                         ____________  ____________  ____________  ____________
Interest Income
  Interest on loans      $  3,577,983  $  3,695,313  $  3,811,479  $  4,000,363
  Interest & dividends
    on investments &
    available for sale
    securities                321,218       467,246       532,491       516,832
                        _____________  ____________  ____________  ____________
Total Interest Income       3,899,201     4,162,559     4,343,970     4,517,195

Interest Expense
  Interest on Deposits      1,152,639     1,301,403     1,410,185     1,578,876
  Interest on Repurchase
   Agreements                      --        21,442        25,721        37,758
  Interest on Borrowings      635,636       597,446       628,564       663,250
                         ____________  ____________  ____________  ____________
Total Interest Expense      1,788,275     1,920,291     2,064,470     2,279,884
                         ____________  ____________  ____________  ____________
Net Interest Income         2,110,926     2,242,268     2,279,500     2,237,311
Provision for Loan
  Losses                      180,317       168,497       145,776       146,044
                         ____________  ____________  ____________  ____________
Net Interest Income
  after Provision for
  Loan Losses               1,930,609     2,073,771     2,133,724     2,091,267

Securities Transactions        17,092       214,859       150,061        37,301
Other Operating Income        392,723       443,771       393,324       467,310
Other Operating Expense     1,705,467     2,087,524     2,030,353     2,164,532
                         ____________  ____________  ____________  ____________
Income Before Income
  Taxes                       634,957       644,877       646,756       431,346
Income Tax Expense            229,245       237,763       238,683       162,864
                         ____________  ____________  ____________  ____________
Net Income               $    405,712  $    407,114  $    408,073  $    268,482
                         ____________  ____________  ____________  ____________
Net Income Per Common

 Share:
  Primary earnings per
   share                 $      0.30   $      0.30   $      0.31    $     0.19
  Fully diluted
   earnings per share    $      0.28   $      0.28   $      0.28    $     0.18


The reduction of net income for the quarter ending June 30, 1996 is primarily a result of increased operating expenses due to the Bank merger, the writedown of equity securities and the provision for other real estate owned.



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


                                 PART III


Item 10.     Directors and Executive Officers of the Registrant.
             ___________________________________________________

   The "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.     Executive Compensation
             ______________________

   The "Excutive Compensation and Other Information" section of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management
             ______________________________________________________________

   The "Election of Directors" section of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions
             ______________________________________________

   The "Transaction with Management" section of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.


                                  PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ________________________________________________________________



        (a)  List of Financial Statements Filed as Part of This Report
             _________________________________________________________

              The following financial statements are submitted herewith in response to Part II Item 8:

              Consolidated Statements of Financial Condition as of June 30, 1996 and 1995

              Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994

              Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994


        (b)  Reports on Form 8-K
             ___________________

              Not Applicable.

        (c)  Exhibits
             ________

             The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.


2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

3.1 Conformed Articles of Incorporation of Bethel Bancorp, incorporated by reference to Exhibit 3.1 to Bethel
          Bancorp's Current Report on Form 10-K dated
          June 30, 1995

3.2       Bylaws of Northeast Bancorp are filed herewith as
          Exhibit 3.2

10.1* 1987 Stock Option Plan of Bethel Bancorp, incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2* 1989 Stock Option Plan of Bethel Bancorp is incorporated by reference to Exhibit 10.6 to Bethel
          Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

10.3* 1992 Stock Option Plan of Bethel Bancorp, incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual
          Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21

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



                            NORTHEAST BANCORP


Date:  September 20, 1996                By: /s/ James D. Delamater
                                             _____________________________
                                             James D. Delamater, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                        Title                         Date
_________________________      ____________________         __________________


/s/ Joseph A. Aldred, Jr.      Director                     September 20, 1996
_________________________
Joseph A. Aldred, Jr.


/s/ John B. Bouchard           Director                     September 20, 1996
_________________________
John B. Bouchard


/s/ Norris T. Brown            Director                     September 20, 1996
_________________________
Norris T. Brown


/s/ A. William Cannan          Director,                    September 20, 1996
_________________________      Executive Vice President
A. William Cannan


/s/ James D. Delamater         Director,                    September 20, 1996
_________________________      President and Chief
James D. Delamater             Executive Officer
                               (Principal
                               Executive Officer)


/s/ Ronald J. Goguen           Director                     September 20, 1996
_________________________
Ronald J. Goguen


/s/ Judith W. Hayes            Director                     September 20, 1996
_________________________
Judith W. Hayes


/s/ Normand R. Houde           Director                     September 20, 1996
_________________________
Normand R. Houde


/s/ Philip C. Jackson          Director                     September 20, 1996
_________________________      Vice President
Philip C. Jackson


/s/ Roland Kendall             Director                     September 20, 1996
_________________________
Roland Kendall

/s/ Robert Morrell             Director                     September 20, 1996
_________________________
Robert Morrell


/s/ John W. Trinward, DMD      Chairman of the              September 20, 1996
_________________________      Board
John W. Trinward, DMD


/s/ Edmond J. Vachon           Director                     September 20, 1996
_________________________
Edmond J. Vachon


/s/ Stephen W. Wight           Director                     September 20, 1996
_________________________
Stephen W. Wight


/s/ Dennis A. Wilson           Director                     September 20, 1996
_________________________
Dennis A. Wilson


/s/ Richard E. Wyman, Jr.      Chief Financial              September 20, 1996
_________________________      Officer (Principal)
Richard E. Wyman, Jr.          Financial and
                               Accounting Officer)



EXHIBIT INDEX


Exhibit
Number                            Exhibit
______                            _______


2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

3.1 Conformed Articles of Incorporation of Bethel Bancorp, incorporated by reference to Exhibit 3.1 to Bethel
          Bancorp's Current Report on Form 10-K dated June 30, 1995

3.2       Bylaws of Northeast Bancorp are filed herewith as
          Exhibit 3.2

10.1* 1987 Stock Option Plan of Bethel Bancorp, incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2* 1989 Stock Option Plan of Bethel Bancorp is incorporated by reference to Exhibit 10.6 to Bethel
          Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

10.3* 1992 Stock Option Plan of Bethel Bancorp, incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual
          Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21

23        The Consent of Baker Newman & Noyes, Limited Liability
          Company, is submitted herewith as Exhibit 23

27        A Financial Data Schedule is submitted herewith as
          Exhibit 27



* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K