Form 10-Q
period 1996-09-30
BETHEL BANCORP
filed 1996-11-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 - Q

__X__ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the quarter ended      September 30, 1996

                                      or

_____ Transition report persuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________  to  _______________

Commission File Number         0 - 16123
                        ______________________

                                 Northeast Bancorp
_______________________________________________________________________________
                 (Exact name of registrant as specified in its charter)

                Maine                                   01 - 0425066
________________________________________   ____________________________________

    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    158 Court Street, Auburn, Maine                        04210
________________________________________   ____________________________________
(Address of principal executive offices)                (Zip Code)

                                (207) 777 - 5950
_______________________________________________________________________________
               Registrant's telephone number, including area code

                                 Bethel Bancorp
_______________________________________________________________________________
Former name,former address and former fiscal year,if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  __X__          No_____

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

Shares outstanding as of November 8, 1996: 1,231,547 of common stock, $1.00 par value per share.


                       NORTHEAST BANCORP AND SUBSIDIARY
                              Table of Contents

Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                  September 30, 1996 and June 30, 1996

                 Consolidated Statements of Income
                  Three Months ended September 30, 1996 and 1995

                 Consolidated Statements of Changes in Shareholders' Equity
                  Three Months ended September 30, 1996 and 1995

                 Consolidated Statements of Cash Flows
                  Three Months ended September 30, 1996 and 1995

                 Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Part II. Other Information

         Items 1 - 6.

         Signature Page

         Index to Exhibits

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                               September 30,        June 30,
                                                    1996              1996
                                              _______________   _______________
        Assets
Cash and due from banks                       $    5,298,792    $    3,386,263
Interest bearing deposits in other banks             560,365           650,430
Federal Home Loan Bank overnight deposits          6,881,000         7,529,435
Trading account securities at market                 196,298           197,621
Available for sale securities                     32,395,480        29,650,319
Federal Home Loan Bank stock                       2,980,100         2,656,200
Loans held for sale                                  390,384           448,475

Loans                                            173,238,611       170,140,264
  Less deferred loan origination fees                248,479           289,340
  Less allowance for loan losses                   2,487,000         2,549,000
                                              _______________   _______________
    Net loans                                    170,503,132       167,301,924

Bank premises and equipment, net                   3,521,672         3,576,386
Real estate held for investment                      458,748           459,820
Other real estate owned                              772,739           513,831
Goodwill (net of accumulated amortization
  of $1,014,153 at 9/30/96 and $940,059 at
  6/30/96)                                         2,483,820         2,557,913
Other assets                                       3,455,774         3,360,998
                                              _______________   _______________
    Total Assets                                 229,898,304       222,289,615
                                              ===============   ===============

Liabilities and Shareholders' Equity

Liabilities
Deposits                                      $  145,544,632    $  145,195,369
Repurchase Agreements                              3,874,811         3,762,966
Advances from Federal Home Loan Bank              59,278,835        52,123,000
Notes payable                                      1,376,081         1,502,192
Other Liabilities                                  1,622,447         1,554,846
                                              _______________   _______________
  Total Liabilities                              211,696,806       204,138,373

Shareholders' Equity
Preferred stock, Series A, 45,454
  shares issued and outstanding                      999,988           999,988
Preferred stock, Series B, 71,428
  shares issued and outstanding                      999,992           999,992
Common stock, par value $1,1,234,010 shares
  issued at 9/30/96 and 6/30/96.  1,231,294
  and 1,229,910 shares outstanding at
  9/30/96 and 6/30/96, respectively                1,234,010         1,234,010
Additional paid in capital                         5,455,506         5,455,852
Retained earnings                                 10,401,790        10,351,031
                                              _______________   _______________
                                                  19,091,286        19,040,873
Net unrealized loss on available for sale
  securities                                        (855,156)         (837,354)
Treasury Stock at cost 2,716 shares at
  9/30/96 and 4,100 shares at 6/30/96                (34,632)          (52,277)
                                              _______________   _______________
  Total Shareholders' Equity                      18,201,498        18,151,242
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $  229,898,304    $  222,289,615
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                     1996             1995
                                                ______________   ______________
Interest and Dividend Income
Interest on FHLB overnight deposits             $      88,064    $     181,565
Interest on loans & loans held for sale             3,987,260        4,098,163
Interest on investment securities &
  available for sale securities                       590,010          160,580
Dividends on Federal Home Loan Bank stock              46,409           36,850
Other Interest Income                                   4,891            5,498
                                                ______________   ______________
  Total Interest Income                             4,716,634        4,482,656

Interest Expense
Deposits                                            1,539,567        1,635,482
Repurchase agreements                                  38,269           33,913
Other borrowings                                      854,846          599,959
                                                ______________   ______________
  Total Interest Expense                            2,432,682        2,269,354
                                                ______________   ______________
Net Interest Income                                 2,283,952        2,213,302
Provision for loan losses                             144,814          147,855
                                                ______________   ______________
  Net Interest Income after Provision for
     Loan Losses                                    2,139,138        2,065,447

Other Income
Service charges                                       267,949          281,609
Available for sale securities gains (losses)           28,300          120,593
Gain (Loss) on trading account                         61,366              --
Other                                                 148,069          212,091
                                                ______________   ______________
  Total Other Income                                  505,684          614,293

Other Expenses
Salaries and employee benefits                      1,024,525        1,043,248
Net occupancy expense                                 126,970          121,896
Equipment expense                                     177,028          168,288
Goodwill amortization                                  74,094           74,335
FDIC Insurance Assessment                             380,000              --
Other                                                 561,212          608,156
                                                ______________   ______________
  Total Other Expenses                              2,343,829        2,015,923
                                                ______________   ______________
Income Before Income Taxes                            300,993          663,817
Income tax expense                                   116,732          242,180
                                                ______________   ______________
Net Income                                      $     184,261    $     421,637
                                                ==============   ==============

Earnings Per Share
  Primary                                       $        0.11    $        0.32
  Fully Diluted                                 $        0.11    $        0.29



NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 1996 and 1995
(Unaudited)

                                                                                    Net
                                                                                 Unrealized
                                                                                Gains(Losses)
                                                      Additional                on Available
                                Common    Preferred    Paid-In      Retained      for Sale       Treasury
                                Stock       Stock      Capital      Earnings     Securities       Stock          Total
                             ____________ ___________ ___________ _____________ ____________  _____________  ____________
Balance at June 30, 1995     $   547,502  $1,999,980  $4,643,059  $ 10,180,244  $   (95,507)   $         0   $17,275,278
Net income for three months
  ended September 30, 1995           --          --          --        421,637          --             --        421,637
Dividends paid on common
  stock                              --          --          --        (43,810)         --             --        (43,810)
Dividends paid on preferred
  stock                              --          --          --        (35,000)         --             --        (35,000)
Issuance of common stock             123         --        2,521           --           --             --          2,644
Common stock warrants
  exercised                       50,000         --      650,000           --           --             --        700,000
Net change in unrealized
  losses on securities
  available for sale                 --          --          --            --       (27,717)           --        (27,717)
                             ____________ ___________ ___________ _____________ ____________  _____________  ____________
Balance September 30, 1995   $   597,625  $1,999,980  $5,295,580  $ 10,523,071  $  (123,224)  $          0   $18,293,032
                             ============ =========== =========== ============= ============  =============  ============

Balance at June 30, 1996       1,234,010   1,999,980   5,455,852    10,351,031     (837,354)       (52,277)   18,151,242
Net income for three months
  ended September 30, 1996           --          --          --        184,261          --             --        184,261
Dividends paid on common
  stock                              --          --          --        (98,503)         --             --        (98,503)
Dividends paid on preferred
  stock                              --          --          --        (34,999)         --             --        (34,999)
Issuance of common stock             --          --         (346)          --           --          17,645        17,299
Net change in unrealized
  losses on securities
  available for sale                 --          --          --            --       (17,802)           --        (17,802)
                             ____________ ___________ ___________ _____________ ____________  _____________  ____________
Balance September 30, 1996   $ 1,234,010  $1,999,980  $5,455,506  $ 10,401,790  $  (855,156)  $    (34,632)  $18,201,498
                             ============ =========== =========== ============= ============  =============  ============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                     1996             1995
                                                ______________   ______________
Cash provided by operating activities           $     542,157    $       6,862

Cash flows from investing activities:
  FHLB stock purchased                               (323,900)             --
  Available for sale securities purchased          (8,763,065)      (8,572,245)
  Available for sale securities principal
    reductions                                        572,283          154,533
  Available for sale securities sold                5,447,793        8,467,522
  New loans, net of repayments & charge offs       (3,741,933)       2,146,169
  Net capital expenditures                            (60,543)        (107,654)
  Real estate owned sold                              126,608            8,157
  Real estate held for investment purchased               --           (56,096)
  Real estate held for investment sold                    --            30,000
                                                ______________   ______________
    Net cash provided by (used in) investing
      activities                                   (6,742,757)       2,070,386

Cash flows from financing activities:
  Net change in deposits                              349,263          651,422
  Net change in repurchase agreements                 111,845        1,204,649
  Dividends paid                                     (133,502)         (78,810)
  Proceeds from stock issuance                         17,299          702,645
  Net (decrease) increase in advances from
    Federal Home Loan Bank of Boston                7,155,835       (2,000,000)
  Net change in notes payable                        (126,111)        (127,683)
                                                ______________   ______________
    Net cash provided by financing activities       7,374,629          352,223
                                                ______________   ______________
    Net (decrease) increase in cash and cash
      equivalents                                   1,174,029        2,429,471

Cash and cash equivalents, beginning of period     11,566,128       14,740,070
                                                ______________   ______________
Cash and cash equivalents, end of period        $  12,740,157    $  17,169,541
                                                ==============   ==============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold


Supplemental schedule of noncash investing
  activities:
Net increase (decrease) in valuation for
  unrealized market value adjustments on
  available for sale securities                       (17,802)         (27,717)
Net transfer (to) from Loans to Other Real
  Estate Owned                                        447,039         (251,771)

Supplemental disclosure of cash paid during
  the period for:
Income taxes paid, net of refunds                         --             1,500
Interest paid                                       2,391,111        2,278,724


NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 1996

1.   Basis of Presentation
     _____________________

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1996 included in the Company's annual report on Form 10-K.

2.   Securities
     __________

Securities available for sale at cost and approximate market values are summarized below.

                              September 30, 1996            June 30, 1996
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 1,250,000  $ 1,222,338   $ 1,497,111  $ 1,424,690
Corporate bonds                149,658      139,828       149,646      139,005
Mortgage-backed securities  31,666,203   30,475,543    28,810,113   27,646,294
Equity securities              625,310      557,771       462,167      440,330
                           ____________ ____________  ____________ ____________
                           $33,691,171  $32,395,480   $30,919,037  $29,650,319
                           ============ ============  ============ ============


                              September 30, 1996            June 30, 1996
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less            --           --    $   247,111  $   246,790
Due after one year through
  five years                   250,000      239,525       250,000      237,900
Due after five years
  through ten years            149,658      139,828       149,646      139,005
Due after ten years          1,000,000      982,813     1,000,000      940,000
Mortgage-backed securities
  (including securities
  with interest rates
  ranging from 5.15% to
  8.5% maturing September
  2003 to August 2026)      31,666,203   30,475,543    28,810,113   27,646,294
Equity securities              625,310      557,771       462,167      440,330
                           ____________ ____________  ____________ ____________
                           $33,691,171  $32,395,480   $30,919,037  $29,650,319
                           ============ ============  ============ ============

3.   Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

                                                        Three Months Ended
                                                           September 30,

                                                        1996           1995
                                                    ____________   ____________
Balance at beginning of year                        $ 2,549,000    $ 2,396,000
Add provision charged to operations                     144,814        147,855
Recoveries on loans previously charged off               21,431          6,842
                                                    ____________   ____________
                                                      2,715,245      2,550,697
   Less loans charged off                               228,245         56,697
                                                    ____________   ____________
  Balance at end of period                          $ 2,487,000    $ 2,494,000
                                                    ============   ============

4.   Advances from Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

                        September 30, 1996
          _______________________________________________
            Principal         Interest         Maturity
             Amounts            Rates           Dates
          ______________   _______________   ____________
          $  30,100,000     5.17% - 6.87%        1997
             10,243,800     4.97% - 6.39%        1998
             14,500,000     5.64% - 5.96%        1999
              1,965,953     6.21% - 6.49%        2001
              2,469,082     6.36% - 6.67%        2003
          ______________
          $  59,278,835
          ==============

                          June 30, 1996
         ________________________________________________
            Principal         Interest         Maturity
             Amounts            Rates           Dates
         _______________   _______________   ____________
         $   31,400,000     5.17% - 8.30%        1997
              5,573,000     4.97% - 6.86%        1998
             14,500,000     5.64% - 6.35%        1999
                325,000         6.40%            2001
                325,000         6.61%            2003
        ________________   _______________   ____________
        $    52,123,000
        ================


5.   New Accounting Pronouncements

On March 31, 1995, FASB issued Statement of Financial Accounting Standards No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed of" ("Statement 121").   Statement 121 provides guidance
for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of.  Statement 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment.  Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of
APB Opinion No. 31.  Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995.  The Company adopted
Statement 121 on July 1, 1996; the effect of adopting the new rules did not have a significant effect on the financial condition, liquidity, or results of operations of the Company.

In May 1995, FASB issued Statement No. 122, Accounting for Mortgage Servicing
Rights, an amendment of FASB Statement No. 65, ("Statement 122").  Statement
122 is effective for fiscal years beginning after December 15, 1995.  The
Company adopted Statement 122 in its first quarter of fiscal year 1997.
Statement 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others. Statement 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement 122. The
Adoption of Statement 122 was not material to the Company's financial position, liquidity, or results of operations.

In October 1995, FASB issued Statement No. 123, Accounting for Stock-Based
Compensation ("Statement 123"), which became effective on July 1, 1996 for the Company. Statement 123 established a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB)
Opinion No. 25, Accounting for Stock Issued to Employees.  Under APB Opinion
No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB
Opinion No. 25. Statement 123 requires companies which elect to continue to follow APB Opinion No. 25 to disclose in the notes to their annual financial statements pro forma net income and earnings per share as if the value based method of accounting had been applied.

                     NORTHEAST BANCORP AND SUBSIDIARY
                                  Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        _______________________________________________________________________
        of Operation
        ____________

Financial Condition
___________________

Total consolidated assets at September 30, 1996 were $229,898,304, which was an increase of $7,608,689 from June 30, 1996. Total loans increased by $3,201,208, while securities and cash equivalents increased by $3,067,738 and $1,174,029, respectively during the same period. Total deposits increased by $349,263, total repurchase agreements increased by $111,845, and total borrowings from the Federal Home Loan Bank (FHLB) increased by $7,155,835 from June 30, 1996 to September 30, 1996.

Cash and due from banks has increased by $1,912,529, from fiscal year end, due to large cash items cleared through the Federal Reserve Bank and the Maine clearing house on September 30, 1996. FHLB overnight deposits decreased by $648,435 due to the use of cash to support the increase in the loan and investment portfolios.

Total loans increased by $3,201,208 for the three months ended September 30, 1996. The loan portfolio growth was in 1-4 family mortgages and commercial loans. The Company's local market as well as the secondary market has become and continues to be very competitive for loan volume. The local competitive environment and customers response to favorable secondary market rates have affected the Company's ability to increase the loan portfolio. In an effort to increase loan volume, the Company's offering rates for its loan products has been reduced to compete in various markets. While the loan portfolio has increased in the first quarter of this fiscal year, the Company will experience some margin compression due to decreased loan rates.

The loan portfolio contains elements of credit and interest rate risk.  The
Company primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 69% of the total loan portfolio, in which 47% of the residential loans are variable rate products. It is management's intent to increase the proportion of variable rate residential loans, by selling fixed rate loans to the secondary market and maintaining portfolio variable rate loans, to reduce the interest rate risk in this area.

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

Commercial loans make up 9% of the total loan portfolio, in which 83% of its balance are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The
Company's subsidiary, Northeast Bank, FSB (the "Bank"), attempts to mitigate losses in commercial loans through lending in accordance to the Company's credit policy guidelines established by the Bank's Board of Directors.

Consumer and other loans make up 7% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return commensurate with the measured risks, and lending to individuals in the Company's known market areas.

Other real estate owned has increased by $258,908 from June 30, 1996 to September 30,1996. This increase was attributable to foreclosures on loan collateral.

The Bank continues to attract new deposit relationships. Total deposits were $145,544,632 and securities sold under repurchase agreements were $3,874,811 as of September 30, 1996. These amounts represent increases of $349,263 and $111,845, respectively, when compared to June 30, 1996. Brokered deposits represented $4,859,868 of the total deposits for the quarter ended September
30, 1996 a decrease of $787,270 compared to June 30, 1996. The Company utilizes, as alternative sources of funds, brokered CD's when the national brokered CD interest rates are less than the interest rates on local market deposits. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with the respect to the Company's ability to retain the funds.

Total advances from the Federal Home Loan Bank were $59,278,835 as of September
30, 1996, an increase of $7,155,835 from June 30, 1996. The cash received from FHLB advances was utilized for the increase in loans and investments.
The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $41,200,000 over and above the September
30, 1996 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes
Federal Home Loan Bank advances to fund short-term liquidity demand for loan volume and as an alternative sources of funds when the interest rates of the advances are less than market deposit interest rates. With the borrowing capacity at the Federal Home Loan Bank and the continued growth in bank deposits and repurchase agreements, management believes that the Company's available liquidity resources are sufficient to support future loan growth.

Total equity of the Company was at $18,201,498 as of September 30, 1996 versus
$18,151,242 at June 30, 1996.   Book value per common share was $13.16 as of
September 30, 1996 versus $13.13 at June 30, 1996.  Total equity to total assets of the Company as of September 30, 1996 was 7.92%.

At September 30, 1996, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:



                                                                 Northeast
                                                               Bank, F.S.B.
                                                              _______________
Capital Requirements:
Tangible capital                                              $   3,417,000
  Percent of tangible assets                                           1.50%
Core capital                                                  $   6,835,000
  Percent of adjusted tangible assets                                  3.00%
Leverage capital                                              $   9,113,000
  Percent of adjusted leverage assets                                  4.00%
Risk-based capital                                            $  10,865,000
  Percent of risk-weighted assets                                      8.00%

Actual:
Tangible capital                                              $  16,000,000
  Percent of adjusted total assets                                     7.02%
  Excess of requirement                                       $   6,535,000
Core capital                                                  $  16,000,000
  Percent of adjusted tangible assets                                  7.02%
  Excess of requirement                                       $   9,165,000
Leverage capital                                              $  16,000,000
  Percent of adjusted leverage assets                                  7.02%
  Excess of requirement                                       $   6,887,000
Risk-based capital                                            $  17,094,000
  Percent of risk-weighted assets                                     12.59%
  Excess of requirement                                       $   6,229,000


The carrying value of securities available for sale of the Company was $32,395,480, which is $1,295,691 less than the cost of the underlying securities, at September 30, 1996. The difference from the cost and the carrying value of the securities was primarily due to the decline in market value of mortgage-backed securities, which was due to the change in current market prices from the prices at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the
mortgage-backed securities are high grade government backed securities.   As in
any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will decline when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Management believes that it would be advantageous to hold these securities until the market values recover and the that yields currently received on this portfolio are satisfactory.

The Company increased its investment in FHLB stock by $323,900, compared to June 30, 1996, due to the increase in FHLB borrowings. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

The Company's allowance for loan losses was $2,487,000 as of September 30, 1996 versus $2,549,000 as of June 30, 1996, representing 1.44% and 1.50% of total loans, respectively. The Company had non-performing loans totaling $2,345,000 at September 30, 1996 compared to $2,603,000 at June 30, 1996. Non-performing loans represented 1.02% and 1.17% of total assets at September 30 and June 30, 1996, respectively. The Company's allowance for loan losses was equal to 106% and 98% of the total non-performing loans at September 30, 1996 and June 30, 1996, respectively. At September 30, 1996, the Company had approximately $1,500,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. The loans classified substandard, as of September 30, 1996, have decreased from the June 30, 1996 amount of $2,541,000. This decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes in the borrower's financial condition, indicating a decreased potential for these loans becoming
non-performing assets.   Even though substandard loans decreased, there is a
continuation of economic weakness in the Oxford county region served by the Bank. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of September 30 and June 30, 1996, respectively:

                           September 30,        June 30,
      Description              1996              1996
_______________________   _______________   _______________
1-4 Family Mortgages      $   1,224,000     $   1,092,000
Commercial Mortgages            781,000         1,154,000
Commercial Installment          304,000           283,000
Consumer Installment             36,000            74,000
                          _______________   _______________
  Total non-performing    $   2,345,000     $   2,603,000
                          ===============   ===============

The majority of the non-performing loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. As a result, management has allocated substantial resources to collections in an effort to control the growth in non-performing, delinquent and substandard loans. The Company has decreased its total delinquent accounts during the September 30, 1996 quarter. The reduction was largely due to collection efforts of the 30 and 60 day delinquent accounts as well as the transfer of non-performing loans to real estate owned.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

12-31-95       3-31-96       6-30-96         9-30-96
  3.51%         2.82%         2.77%           1.53%


While the level of the allowance for loan losses as a percentage of total loans at September 30, 1996 decreased from June 30, 1996, the level of the allowance for loan losses as a percentage of non-performing loans and total delinquencies as a percentage of total loans improved during the quarter ended September 30, 1996. Loans classified substandard decreased from June 30, 1996 to September 30, 1996. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Company's most recent examination by the OTS was on August 19, 1996. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

Results of Operations
_____________________

Net income for the quarter ended September 30, 1996 was $184,261. The primary and fully diluted earnings per share were $.11 for the quarter ended September 30, 1996. This compares to earnings of $421,637, or primary earnings per share of $.32 and fully diluted earnings per share of $.29, for the quarter ended September 30, 1995. The 1995 earnings per share have been restated as a result of the Company's 100% stock dividend in December, 1995.

The reduction in net income for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995 was due to the FDIC special insurance assessment on thrift SAIF deposits. In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits on March 31,1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ration. Institutions with SAIF deposits will be required to pay an up-front assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995.
The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995, which resulted in a first quarter expense of $380,000 to the Company. This one time assessment decreased the Company's primary earnings per share by $.19 and the fully diluted earnings per share by $.16 for the quarter ended September 30, 1996. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. At the Bank's current deposit level of former SAIF deposits, the 1997 annual assessment would be approximately $47,000. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits. If there are no additional deposit insurance assessments in the future, it is anticipated that the Company will save approximately $95,000 annually commencing in fiscal 1998.

The Company's net interest income was $2,283,952 for the quarter ended September 30, 1996, versus $2,213,302 for the quarter ended September 30, 1995, an increase of $70,650. Total interest income increased $233,978 during the three months ended September 30, 1996 compared to the three months ended September 30, 1995, resulting from the following items: (I) Interest income on loans and loans held for sale decreased by $110,903 for the three months ended September 30, 1996 resulting from a $19,374 increase due to an increase in the volume of loans, which was more than offset by a decrease of $130,277 due to decreased rates on loans. (II) Interest income on investment securities increased by $438,989 resulting from a $402,776 increase due to an increase in volume as well as an increase of $36,213 due to increased rates on investments.
(III) Interest income on short term liquid funds decreased by $94,108 resulting from a $78,738 decrease due to a decrease in volume as well as a decrease of $15,370 due to decreased rates on FHLB overnight deposits.

The increase in total interest expense of $163,328 for the three months ended September 30, 1996 resulted from the following items: (I) Interest expense on deposits decreased by $95,915 for the three months ended September 30, 1996 resulting from a $25,225 decrease due to a decrease in the volume of deposits as well as a decrease of $70,690 due to decreasing deposit rates. (II) Interest expense on repurchase agreements increased $4,356 due to an increase in the volume of repurchase agreements offset by a decrease of $5,103 due to a decrease in rates. (III) Interest expense on borrowings increased $254,887 for the three months ended September 30, 1996 resulting from an increase of $344,042 due to an increase in the volume of borrowings offset by a decrease of $89,155 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                               Northeast
                                Bancorp
              Rate/Volume Analysis for the three months ended
               September 30, 1996 versus September 30, 1995


                                         Difference Due to
                                         Volume       Rate       Total
                                       __________  __________  __________
Investments                            $ 402,776   $  36,213   $ 438,989
Loans                                     19,374    (130,277)   (110,903)
FHLB & Other Deposits                    (78,738)    (15,370)    (94,108)
                                       __________________________________
  Total                                  343,412    (109,434)    233,978

Deposits                                 (25,225)    (70,690)    (95,915)
Repurchase Agreements                      9,459      (5,103)      4,356
Borrowings                               344,042     (89,155)    254,887
                                       __________________________________
  Total                                  328,276    (164,948)    163,328
                                       __________________________________
    Net Interest Income                $  15,136   $  55,514   $  70,650
                                       ==================================

        Rate/Volume amounts spread proportionately between volume and rate.


The majority of the Company's income is generated from the Bank. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which considers its core deposits long term liabilities that are matched to long term assets; therefore, it will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline. Approximately 20% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 32% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and Federal Home Loan Bank advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $505,684 for the three months ended September
30, 1996 versus $614,293 for the three months ended September 30, 1995.
Service fee income was $267,949 for the quarter ended September 30, 1996 versus $281,609 for the quarter ended September 30, 1995. The $13,660 service fee decrease was primarily due to the reduction in loan fee income. Income from available for sale securities gains was $28,300 for the three months ended September 30, 1996 versus $120,593 for the three months ended September 30, 1995. Gains from the sale of securities decreased in the September 30, 1996 quarter by $92,293 compared to the quarter ended September 30, 1995. The Company sold some of its available for sale securities in the September 30, 1995 quarter, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $61,366 and $0 for the three months ended September 30, 1996 and 1995, respectively. The gain on trading account, in the September 30, 1996 quarter, was due to the sale and appreciation in market value of the securities classified as trading.

Other income was $148,069 for the three months ended September 30, 1996, which was a $64,022 decrease from the September 30, 1995 $212,091 balance. The reduction in other income was primarily due to the decrease in gains on the sale of loans held for sale, which amounted to $19,879 for the three months ended September 30, 1996 versus $82,815 for the three months ended September 30, 1995. The reduction in gains from the sale of loans was due to decreased secondary market activity.

Total operating expense, or non-interest expense, for the Company was $2,343,829 for the three months ended September 30, 1996 versus $2,015,923 for the three months ended September 30, 1995. As previously discussed above, the Company's operating expenses increased primarily due to the FDIC-SAIF deposit insurance assessment of $380,000. Excluding the FDIC-SAIF deposit assessment, the Company's total operating expense was $1,963,829 for the three months ended September 30,1996, which was a decrease of $52,094 when compared to the three months ended September 30, 1995.

Cash provided by operating activities increased by $535,295 for the three months ended September 30, 1996. During the quarter ended September 30, 1995 there was a reduction in cash from operating activities due to the increase in assets held for sale of $616,000.

On July 1, 1996 the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122 , Accounting for Mortgage Servicing Rights, ("Statement 122"). Statement 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others. Statement 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement 122. The adoption of Statement 122 was not material to the Company's financial position, liquidity, or results of operations.

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

                    NORTHEAST BANCORP AND SUBSIDIARY
                    Part II - Other Information

Item 1.  Legal Proceedings
         _________________
Not Applicable.

Item 2.  Changes in Securities
         _____________________
Not Applicable.

Item 3.   Defaults Upon Senior Securities
          _______________________________
Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

       SUMMARY OF VOTING AT 10/23/96 ANNUAL SHAREHOLDERS' MEETING
       __________________________________________________________
At the Annual Meeting of Shareholders held in Auburn, Maine on October 23, 1996, the following proposals were approved, each proposal receiving the vote of the Company's outstanding common and preferred shares, voting as one class, as follows:

Proposal 1 - Election of Directors:

                              Votes For     Votes Against    Votes Abstaining
                             ___________    _____________    ________________
Joseph A. Aldred, Jr.         1,125,975           9,300              0
A. William Cannan             1,125,975           9,300              0
James D. Delamater            1,134,975             300              0
Normand R. Houde              1,120,413          14,862              0
Philip C. Jackson             1,135,075             200              0
Ronald C. Kendall             1,135,075             200              0
Robert Morrell                1,125,975           9,300              0


Mr. Aldred was elected to serve until the 1997 Annual Meeting. Mr. Cannan was elected to serve until the 1998 Annual Meeting and Messrs. Delamater, Houde, Jackson, Kendal and Morrell were elected to serve until the 1999 Annual Meeting. The terms of the following Directors continued after the meeting: Ms. Hayes and Messrs. Bouchard, Brown, Goguen, Trinward, Vachon, Wight, and Wilson. There was no solicitation in opposition to management's nominees, and all nominees were elected without contest.

Proposal 2 - Amendment to the Company's Articles of Incorporation to change its name to Northeast Bancorp.

      Votes For      Votes Against      Votes Abstaining      Broker Non-Votes
     ___________    _______________    __________________    __________________
      1,130,351          1,860               3,064                    0


Proposal 3 - Appointment of Baker Newman & Noyes, Limited Liability Company as auditors for fiscal year 1997.


                Votes For      Votes Against       Votes Abstaining
               ___________    _______________    __________________
                1,133,935           100                 1,240


Item 5.  Other Information
          _________________
Not Applicable.


Item 6.  Exhibits and Reports on Form 8 - K
         __________________________________

(a)  Exhibits
     ________

3.1 Conformed Articles of Incorporation of Northeast Bancorp as amended October 23, 1996 are filed herewith as Exhibit 3.1.

11   Statement regarding computation of per share earnings is filed herewith as
     Exhibit 11.

27   Financial data schedule is filed herewith as exhibit 27.

(b)  Reports on Form 8 - K

     Not Applicable.


                       NORTHEAST BANCORP AND SUBSIDIARY
                               Signatures


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            NORTHEAST BANCORP
                        ________________________
                              (Registrant)


                         /s/ James D. Delamater
                        ________________________
                           James D. Delamater
                            President and CEO


                            /s/ Richard Wyman
                        ________________________
                              Richard Wyman
                         Chief Financial Officer




Date:  November 13, 1996


                       NORTHEAST BANCORP AND SUBSIDIARY
                              Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

     3.1           Conformed Articles of Incoporation of Northeast Bancorp
                     as amended October 23, 1996

    11             Statement regarding computation of per share earnings

    27             Financial Data Schedule