Form 10-Q
period 1996-12-31
BETHEL BANCORP
filed 1997-02-11
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - Q



_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended       December 31, 1996

                                     or

___ Transition report persuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number        0 - 16123
                         ___________________

                           Northeast Bancorp
_______________________________________________________________________________
        (Exact name of registrant as specified in its charter)

                 Maine                                  01 - 0425066
________________________________________   ____________________________________
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    158 Court Street, Auburn, Maine                       04210
________________________________________    ___________________________________
(Address of principal executive offices)                (Zip Code)

                               (207) 777 -5950
_______________________________________________________________________________
              Registrant's telephone number, including area code

_______________________________________________________________________________
Former name,former address and former fiscal year,if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     _X_         No ___

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

Shares outstanding as of February 10, 1997: 1,234,749 of common stock, $1.00 par value per share.



                     NORTHEST BANCORP AND SUBSIDIARY
                            Table of Contents


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     December 31, 1996 and June 30, 1996

                    Consolidated Statements of Income
                     Three Months ended December 31, 1996 and 1995

                    Consolidated Statements of Income
                     Six Months ended December 31, 1996 and 1995

                    Consolidated Statements of Changes in Shareholders' Equity
                     Six Months ended December 31, 1996 and 1995

                    Consolidated Statements of Cash Flows
                     Six Months ended December 31, 1996 and 1995

                    Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operation

Part II.  Other Information

          Items 1 - 6.

          Signature Page

          Index to Exhibits


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                               December 31,        June 30,
                                                   1996              1996
                                              ---------------   ---------------
               Assets
Cash and due from banks                       $   3,708,584     $   3,386,263
Interest bearing deposits in other banks            341,553           650,430
Federal Home Loan Bank overnight deposits         5,262,000         7,529,435
Trading account securities at market                 35,753           197,621
Available for sale securities                    28,896,205        29,650,319
Federal Home Loan Bank stock                      3,433,200         2,656,200
Loans held for sale                                 123,405           448,475

Loans                                           188,691,754       170,140,264
  Less deferred loan origination fees               210,767           289,340
  Less allowance for loan losses                  2,483,000         2,549,000
                                              ---------------   ---------------
    Net loans                                   185,997,987       167,301,924

Bank premises and equipment, net                  3,719,385         3,576,386
Real estate held for investment                     457,675           459,820
Other real estate owned                             635,736           513,831
Goodwill (net of accumulated amortization
 of $1,088,246 at 12/31/96 and $940,059 at
 6/30/96)                                         2,409,726         2,557,913
Other assets                                      3,437,836         3,360,998
                                              ---------------   ---------------
    Total Assets                                238,459,045       222,289,615
                                              ===============   ===============


     Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 142,959,996     $ 145,195,369
Repurchase Agreements                             5,213,846         3,762,966
Advances from Federal Home Loan Bank             68,663,634        52,123,000
Notes payable                                     1,375,000         1,502,192
Other Liabilities                                 1,503,491         1,554,846
                                              ---------------   ---------------
  Total Liabilities                             219,715,967       204,138,373

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
 issued and outstanding                             999,988           999,988
Preferred stock, Series B, 71,428 shares
 issued and outstanding                             999,992           999,992
Common stock, par value $1, 1,234,577 and
 1,234,010 shares issued at 12/31/96 and
 6/30/96, respectively.  1,231,547 and
 1,229,910 shares outstanding at 12/31/96
 and 6/30/96, respectively                        1,234,577         1,234,010
Additional paid in capital                        5,462,231         5,455,852
Retained earnings                                10,795,426        10,351,031
                                              ---------------   ---------------
                                                 19,492,214        19,040,873
Net unrealized loss on available for sale
 securities                                        (710,501)         (837,354)
Treasury Stock at cost 3,030 shares at
 12/31/96 and 4,100 shares at 6/30/96               (38,635)          (52,277)
                                              ---------------   ---------------
  Total Shareholders' Equity                     18,743,078        18,151,242
                                              ---------------   ---------------
  Total Liabilities and Shareholders' Equity  $ 238,459,045     $ 222,289,615
                                              ===============   ===============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                     Three Months Ended
                                                       December 31,
                                                   1996              1995
                                              ---------------   ---------------
Interest and Dividend Income
Interest on FHLB overnight deposits           $      81,122     $     174,511
Interest on loans & loans held for sale           4,209,837         4,078,736
Interest on investment securities &
 available for sale securities                      568,645           222,578
Dividends on Federal Home Loan Bank stock            50,384            36,887
Other Interest Income                                 7,601            11,978
                                              ---------------   ---------------
  Total Interest Income                           4,917,589         4,524,690

Interest Expense
Deposits                                          1,533,721         1,652,178
Repurchase agreements                                54,686            48,880
Other borrowings                                    929,928           592,950
                                              ---------------   ---------------
  Total Interest Expense                          2,518,335         2,294,008
                                              ---------------   ---------------

Net Interest Income                               2,399,254         2,230,682
Provision for loan losses                           144,443           147,708
                                              ---------------   ---------------
  Net Interest Income after Provision for
   Loan Losses                                    2,254,811         2,082,974

Other Income
Service charges                                     246,741           235,211
Available for sale securities gains (losses)         46,117            85,791
Gain (Loss) on trading account                      (11,241)            7,006
Other                                               110,439           222,470
                                              ---------------   ---------------
  Total Other Income                                392,056           550,478

Other Expenses
Salaries and employee benefits                      970,327           952,595
Net occupancy expense                               140,505           126,373
Equipment expense                                   183,916           175,814
Goodwill amortization                                74,094            74,335
FDIC Insurance Assessment                           (83,140)             --
Other                                               533,311           606,554
                                              ---------------   ---------------
  Total Other Expenses                            1,819,013         1,935,671
                                              ---------------   ---------------

Income Before Income Taxes                          827,854           697,781
Income tax expense                                  299,694           254,345
                                              ---------------   ---------------
Net Income                                    $     528,160     $     443,436
                                              ===============   ===============

Earnings Per Share
  Primary                                     $         0.37    $         0.32
  Fully Diluted                               $         0.33    $         0.29


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                        Six Months Ended
                                                          December 31,
                                                   1996              1995
                                              ---------------   ---------------
Interest and Dividend Income
Interest on FHLB overnight deposits           $     169,187     $     356,076
Interest on loans & loans held for sale           8,197,097         8,176,899
Interest on investment securities &
 available for sale securities                    1,151,229           383,158
Dividends on Federal Home Loan Bank stock            96,793            73,737
Other Interest Income                                19,917            17,476
                                              ---------------   ---------------
  Total Interest Income                           9,634,223         9,007,346

Interest Expense
Deposits                                          3,073,287         3,287,660
Repurchase agreements                                92,956            82,793
Other borrowings                                  1,784,774         1,192,909
                                              ---------------   ---------------
  Total Interest Expense                          4,951,017         4,563,362
                                              ---------------   ---------------

Net Interest Income                               4,683,206         4,443,984
Provision for loan losses                           289,257           295,563
                                              ---------------   ---------------
  Net Interest Income after Provision for
   Loan Losses                                    4,393,949         4,148,421

Other Income
Service charges                                     513,690           516,820
Available for sale securities gains (losses)         74,417           206,383
Gain (Loss) on trading account                       50,124             7,006
Other                                               258,509           434,563
                                              ---------------   ---------------
  Total Other Income                                896,740         1,164,772

Other Expenses
Salaries and employee benefits                    1,994,852         1,995,844
Net occupancy expense                               267,475           248,269
Equipment expense                                   360,943           344,102
Goodwill amortization                               148,187           148,669
FDIC Insurance Assessment                           296,860              --
Other                                             1,094,525         1,214,711
                                              ---------------   ---------------
  Total Other Expenses                            4,162,842         3,951,595
                                              ---------------   ---------------

Income Before Income Taxes                        1,127,847         1,361,598
Income tax expense                                  416,426           496,525
                                              ---------------   ---------------
Net Income                                    $     711,421     $     865,073
                                              ===============   ===============

Earnings Per Share
  Primary                                     $         0.48    $         0.64
  Fully Diluted                               $         0.45    $         0.58


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 1996 and 1995
(Unaudited)

                                                                                  Net
                                                                                 Unrealized
                                                                                Gains(Losses)
                                                      Additional                on Available
                              Common      Preferred    Paid-In     Retained       for Sale      Treasury
                               Stock        Stock      Capital     Earnings      Securities       Stock        Total
                            ------------ ----------- ----------- -------------  ------------  ------------- ------------
Balance at June 30, 1995    $   547,502  $1,999,980  $4,643,059  $ 10,180,244   $  (95,507)   $          0  $17,275,278
Net income for six months
  ended December 31, 1995          --          --          --         865,073         --               --       865,073
Dividends paid on common
  stock                            --          --          --         (91,629)        --               --       (91,629)
Dividends paid on preferred
  stock                            --          --          --         (70,000)        --               --       (70,000)
Issuance of common stock            241        --         4,999          --           --               --         5,240
Common stock warrants
 exercised                       50,000        --       650,000          --           --               --       700,000
Stock Split effected in the
 form of a dividend             597,743        --          --        (597,743)        --               --             0
Stock options exercised           8,000        --        32,000          --           --               --        40,000
Net change in unrealized
  losses on securities
  available for sale               --          --          --            --         59,588             --        59,588
                            ------------ ----------- ----------- -------------  ------------  ------------- ------------
Balance December 31, 1995   $ 1,203,486  $1,999,980  $5,330,058  $ 10,285,945   $  (35,919)   $          0  $18,783,550
                            ============ =========== =========== =============  ============  ============= ============


Balance at June 30, 1996      1,234,010   1,999,980   5,455,852    10,351,031     (837,354)        (52,277)  18,151,242
Net income for six months
  ended December 31, 1996          --          --          --         711,421         --               --       711,421
Dividends paid on common
  stock                            --          --          --        (197,027)        --               --      (197,027)
Dividends paid on preferred
  stock                            --          --          --         (69,999)        --               --       (69,999)
Issuance of common stock            567        --         6,379          --           --            13,642       20,588
Net change in unrealized
  losses on securities
  available for sale               --          --          --            --        126,853             --       126,853
                            ------------ ----------- ----------- -------------  ------------  ------------- ------------
Balance December 31, 1996   $ 1,234,577  $1,999,980  $5,462,231  $ 10,795,426   $ (710,501)   $    (38,635) $18,743,078
                            ============ =========== =========== =============  ============  ============= ============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)


                                                     Six Months Ended
                                                        December 31,
                                                   1996              1995
                                              ---------------   ---------------
Cash provided by operating activities         $   1,628,641     $     759,572

Cash flows from investing activities:
  FHLB stock purchased                             (777,000)         (150,000)
  Available for sale securities purchased       (10,958,967)      (19,088,597)
  Available for sale securities principal
   reductions                                     1,020,478           400,237
  Available for sale securities sold             10,959,817        16,628,443
  New loans, net of repayments & charge offs    (19,458,012)         (280,874)
  Net capital expenditures                         (392,526)         (195,644)
  Real estate owned sold                            341,067           471,184
  Real estate held for investment purchased            --             (56,096)
  Real estate held for investment sold                 --              40,000
                                              ---------------   ---------------
    Net cash provided by (used in) investing
     activities                                 (19,265,143)       (2,231,347)

Cash flows from financing activities:
  Net change in deposits                         (2,235,372)        2,215,404
  Net change in repurchase agreements             1,450,880         1,179,285
  Dividends paid                                   (267,026)         (161,629)
  Proceeds from stock issuance                       20,588           745,240
  Net increase in advances from Federal Home
   Loan Bank of Boston                           16,540,634         5,400,000
  Net change in notes payable                      (127,193)         (255,443)
                                              ---------------   ---------------
    Net cash provided by financing activities    15,382,511         9,122,857
                                              ---------------   ---------------

    Net (decrease) increase in cash and cash
     equivalents                                 (2,253,991)        7,651,082

Cash and cash equivalents, beginning of period   11,566,128        14,740,070
                                              ---------------   ---------------

Cash and cash equivalents, end of period      $   9,312,137     $  22,391,152
                                              ===============   ===============


Cash and cash equivalents include cash on
 hand, amounts due from banks, interest
  bearing deposits and federal funds sold


Supplemental schedule of noncash investing
 activities:
Net increase (decrease) in valuation for
 unrealized market value adjustments on
 available for sale securities                      126,853            59,588
Net transfer (to) from Loans to Other Real
 Estate Owned                                       551,264          (158,173)

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                    13,000           433,700
Interest paid                                     4,866,038         4,566,224

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1996

1.   Basis of Presentation
     ---------------------
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1996 included in the Company's annual report on Form 10-K.

2.   Securities
     ----------
Securities available for sale at the carrying and approximate market values are summarized below.

                               December 31, 1996            June 30, 1996
                           -------------------------  -------------------------
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ------------ ------------  ------------ ------------
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 1,499,942  $ 1,457,605   $ 1,497,111  $ 1,424,690
Corporate bonds                149,670      145,172       149,646      139,005
Mortgage-backed securities  27,649,529   26,719,550    28,810,113   27,646,294
Equity securities              673,581      573,878       462,167      440,330
                           ------------ ------------  ------------ ------------
                           $29,972,722  $28,896,205   $30,919,037  $29,650,319
                           ============ ============  ============ ============

                               December 31, 1996            June 30, 1996
                           -------------------------  -------------------------
                                           Market                      Market
                               Cost        Value          Cost         Value
                           ------------ ------------  ------------ ------------
Due in one year or less    $   249,942  $   249,942   $   247,111  $   246,790
Due after one year through
 five years                    250,000      242,350       250,000      237,900
Due after five years
 through ten years             149,670      145,172       149,646      139,005
Due after ten years          1,000,000      965,313     1,000,000      940,000
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 10.0%
 maturing September 2003
 to December 2026)          27,649,529   26,719,550    28,810,113   27,646,294
Equity securities              673,581      573,878       462,167      440,330
                           ------------ ------------  ------------ ------------
                           $29,972,722  $28,896,205   $30,919,037  $29,650,319
                           ============ ============  ============ ============

3.   Allowance for Loan Losses
     -------------------------
The following is an analysis of transactions in the allowance for loan losses:

                                                          Six Months Ended
                                                            December 31,
                                                         1996          1995
                                                     ------------  ------------
Balance at beginning of year                         $ 2,549,000   $ 2,396,000
Add provision charged to operations                      289,257       295,563
Recoveries on loans previously charged off                31,703        20,776
                                                     ------------  ------------
                                                       2,869,960     2,712,339
  Less loans charged off                                 386,960       318,339
                                                     ------------  ------------
  Balance at end of period                           $ 2,483,000   $ 2,394,000
                                                     ============  ============

4.   Advances from Federal Home Loan Bank
     ------------------------------------
A summary of borrowings from the Federal Home Loan Bank is as follows:


                                    December 31, 1996
                      ---------------------------------------------
                        Principal        Interest        Maturity
                         Amounts           Rates          Dates
                      --------------  ---------------  ------------
                      $ 42,850,000     5.17% - 6.87%       1997
                        18,717,241     4.97% - 6.39%       1998
                         2,800,000     5.75% - 5.96%       1999
                         1,888,226     6.21% - 6.49%       2001
                         2,408,167     6.36% - 6.67%       2003
                      --------------
                      $ 68,663,634
                      ==============

                                      June 30, 1996
                      ---------------------------------------------
                        Principal        Interest        Maturity
                         Amounts           Rates          Dates
                      --------------  ---------------  ------------
                      $ 31,400,000     5.17% - 8.30%       1997
                         5,573,000     4.97% - 6.86%       1998
                        14,500,000     5.64% - 6.35%       1999
                           325,000         6.40%           2001
                           325,000         6.61%           2003
                      --------------
                      $ 52,123,000
                      ==============

5.   New Accounting Pronouncements
     -----------------------------
On March 31, 1995, FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement 121"). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of APB Opinion No. 31. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted Statement 121 on July 1, 1996; the effect of adopting the new rules did not have a significant effect on the financial condition, liquidity, or results of operations of the Company.

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

In October 1995, FASB issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which became effective on July 1, 1996 for the Company. Statement 123 established a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB)Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB Opinion No.
25. Statement 123 requires companies which elect to continue to follow APB Opinion No. 25 to disclose in the notes to their annual financial statements pro forma net income and earnings per share as if the value based method of accounting had been applied.

In June 1996, FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 125"). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after December 31, 1996. The adoption of Statement 125 was not material to the Company's financial position, liquidity, or results of operations.

                       NORTHEAST BANCORP AND SUBSIDIARY
                                    Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation
        ------------
Financial Condition
-------------------
Total consolidated assets were $238,459,045 on December 31, 1996, which represents an increase of $16,169,430 from June 30, 1996. Total loans increased by $18,696,063 while loans held for sale decreased by $325,070. Federal Home Loan Bank ("FHLB") stock increased by $777,000, while securities and cash equivalents decreased by $915,982 and $2,253,991, respectively, during the same period. Total deposits decreased by $2,235,373, while total repurchase agreements and FHLB borrowings increased by $1,450,880 and $16,540,634, respectively from June 30, 1996 to December 31, 1996.

The decrease in cash equivalents, FHLB overnight deposits and securities was utilized to support the increase in the loan portfolio from June 30, 1996 to December 31, 1996. FHLB stock increased due to the increased levels of FHLB advances during the same time period. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $18,696,063 for the six months ended December 31, 1996, which was a $15,494,855 improvement from September 30, 1996. The loan portfolio growth was in 1-4 family mortgages, commercial real estate and commercial loans. On December 4, 1996, the Company purchased approximately $10,000,000 of 1-4 family mortgages. The loans purchased were all one year adjustable rate mortgages secured by property located in the state of Maine.
By January 31, 1997, the Company had committed to purchasing an additional $10,000,000 of 1-4 family adjustable rate mortgages secured by property located in the state of Maine. The Company's local market as well as the secondary market has become and continues to be very competitive for loan volume. The local competitive environment and customer's response to favorable secondary market rates has affected the Company's ability to increase the loan portfolio. In the effort to increase loan volume, the Company's offering rates for its loan products have been reduced to compete in the various markets. While loan volume has increased in the six months of this fiscal year, the Company will experience some margin compression due to decreased loan rates. Loans held for sale decreased by $325,070 due to the increased volume of mortgage loans sold to Freddie Mac and Fannie Mae. The increased volume was due to favorable secondary market rates during the Company's December 31, 1996 quarter.

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

Fifteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to the residential mortgages, the Company tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in the real estate. Commercial real estate loans have minimal interest rate risk as 89% of the portfolio consists of variable rate products.

Commercial loans make up 9% of the total loan portfolio, in which 83% of its balance is variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Company's subsidiary, Northeast Bank, FSB (the "Bank"), attempts to mitigate losses in commercial loans through lending in accordance to the Company's credit policy guidelines established by the Bank's Board of Directors.

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

The net increase in the Company's premises and equipment is primarily due to the construction of the new branch in Auburn, Maine.

Other real estate owned increased by $121,905 from June 30, 1996 to December 31,1996. This increase was attributable to foreclosures on loan collateral.

Cash provided by operating activities on the Company's Consolidated Statements of Cash Flows increased by $869,069 at December 31, 1996 compared to December 31, 1995. The increase was primarily due to the increased cash from the sale of trading securities and loans held for sale.

Total deposits were $142,959,996 and securities sold under repurchase agreements were $5,213,846 as of December 31, 1996. These amounts represent a decrease of $2,235,373 and an increase of $1,450,880, respectively, compared to June 30, 1996. Brokered deposits represented $4,820,113 of the total deposits for the quarter ended December 31, 1996 a decrease of $827,025 compared to June 30, 1996. The Company utilizes brokered CD's as alternative sources of funds. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with respect to the Company's ability to retain the funds. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during 1996, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposit base.

Total advances from the FHLB were $68,663,634 as of December 31, 1996, an increase of $16,540,634 compared to June 30, 1996. The cash received from FHLB advances was utilized for the increase in the loan portfolio, during the quarter ended December 31, 1996. The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $33,200,000 greater than the December 31, 1996 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support future budgeted growth.

Total equity of the Company was $18,743,078 as of December 31, 1996 versus $18,151,242 at June 30, 1996. Book value per common share was $13.60 as of December 31, 1996 versus $13.13 at June 30, 1996. Total equity to total assets of the Company as of December 31, 1996 was 7.86%.

At December 31, 1996, the Banks' regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                   Northeast
                                                                 Bank, F.S.B.
                                                                ---------------
Capital Requirements:
Tangible capital                                                $   3,545,000
 Percent of tangible assets                                              1.50%
Core capital                                                    $   7,089,000
 Percent of adjusted tangible assets                                     3.00%
Leverage capital                                                $   9,452,000
 Percent of adjusted leverage assets                                     4.00%
Risk-based capital                                              $  11,644,000
 Percent of risk-weighted assets                                         8.00%

Actual:
Tangible capital                                                $  16,623,000
 Percent of adjusted total assets                                        7.03%
 Excess of requirement                                          $  13,078,000
Core capital                                                    $  16,623,000
 Percent of adjusted tangible assets                                     7.03%
 Excess of requirement                                          $   9,534,000
Leverage capital                                                $  16,623,000
 Percent of adjusted leverage assets                                     7.03%
 Excess of requirement                                          $   7,171,000
Risk-based capital                                              $  17,836,000
 Percent of risk-weighted assets                                        12.25%
 Excess of requirement                                          $   6,192,000


The carrying value of securities available for sale by the Company was $28,896,205, which is $1,076,517 less than the cost of the underlying securities, at December 31, 1996. The difference from the carrying value and the cost of the securities was primarily attributable to the decline in market value of mortgage-backed securities, which was due to the change in current market prices from the prices at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the
mortgage-backed securities are high grade government backed securities.   As in
any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will decline when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Management believes that it would be advantageous to hold these securities until the market values recover and that the yields currently received on this portfolio are satisfactory.

The Company's allowance for loan losses was $2,483,000 as of December 31, 1996 versus $2,549,000 as of June 30, 1996, representing 1.32% and 1.50% of total loans, respectively. The Company had non-performing loans totaling $2,221,000 at December 31, 1996 compared to $2,603,000 at June 30, 1996. Non-performing loans represented .93% and 1.17% of total assets at December 31 and June 30, 1996, respectively. The Company's allowance for loan losses was equal to 112% and 98% of the total non-performing loans at December 31, 1996 and June 30, 1996, respectively. At December 31, 1996, the Company had approximately $648,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of December 31, 1996, the amount of such loans had decreased from the June 30, 1996 amount by $1,893,000. This decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes to in the borrower's financial condition, indicating a decreased potential for these loans becoming non-performing assets. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of December 31 and June 30, 1996, respectively:


                             December 31,        June 30,
       Description               1996              1996
-------------------------   ---------------   ---------------
1-4 Family Mortgages        $   1,339,000     $   1,092,000
Commercial Mortgages              552,000         1,154,000
Commercial Installment            293,000           283,000
Consumer Installment               37,000            74,000
                            ---------------   ---------------
  Total non-performing      $   2,221,000     $   2,603,000
                            ===============   ===============


The majority of the non-performing and substandard loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. As a result, management has allocated substantial resources to collections in an effort to control the growth in non-performing, delinquent and substandard loans. The Company decreased its total delinquent accounts during the December 31, 1996 quarter. The reduction was largely due to collection efforts of the 30 and 60 day delinquent accounts as well as the transfer of $551,264 non-performing loans to real estate owned.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:

3-31-96       6-30-96       9-30-96       12-31-96
 2.82%         2.77%         1.53%          1.24%


While the level of the allowance for loan losses as a percentage of total loans at December 31, 1996 decreased from June 30,1996, the level of the allowance for loan losses as a percentage of non-performing loans and total delinquencies as a percentage of total loans improved during the quarter ended December 31, 1996. Loans classified substandard decreased from June 30, 1996 to December 31, 1996. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

Results of Operations

Net income for the quarter ended December 31, 1996 was $528,160. Primary earnings per share was $.37 and fully diluted earnings per share was $.33 for the quarter ended December 31, 1996. This compares to earnings of $443,436 or a primary earnings per share of $.32 per share and a fully diluted earnings per share of $.29, for the quarter ended December 31, 1995. Net income for the six months ended December 31, 1996 was $711,421 versus $865,073 for the period ended December 31, 1995. Primary earnings per share was $.48 and fully diluted earnings per share was $.45 for the six month period ended December 31, 1996 versus primary earnings per share of $.64 and fully diluted earnings per share of $.58 for the period ended December 31, 1995. The 1995 earnings per share has been restated as a result of the Company's 100% stock dividend in December, 1995.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995. This resulted in an expense of $380,000 which was reflected in the Company's September 30, 1996 quarter end financial statements. During the December 31, 1996 quarter, Congress issued final legislation which enabled certain qualifying institutions an ability to apply for a 20% discount on the special assessment. The Bank received a credit of $83,140 reducing the assessment expense in the December 31, 1996 quarter. The credit received from the FDIC increased the Company's Primary earnings per share by $.04 and the fully diluted earnings per share by $.03 for the quarter ended December 31, 1996. The net effect of the one time assessment was $296,860 and decreased the Company's primary earnings per share by $.15 and the fully diluted earnings per share by $.13 for the six months ended December 31, 1996. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. At the Bank's current deposit level, the 1997 annual assessment would be approximately $64,000. Commencing in 2000 and continuing through 2017, banks would be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits. If there are no additional deposit assessments in the future, it is anticipated that the Company will save approximately $82,000 annually commencing in fiscal 1998.

The Company's net interest income was $2,399,254 for the quarter ended December 31, 1996 versus $2,230,682 for the quarter ended December 31, 1995, for an increase of $168,572. This increase was due to an increase of $392,899 in total interest income offset by an increase in total interest expense of $224,327.

The Company's net interest income was $4,683,206 for the six months ended December 31, 1996, versus $4,443,984 for the six months ended December 31, 1995, an increase of $239,222. Total interest income increased $626,877 during the six months ended December 31, 1996 compared to the six months ended December 31, 1995, resulting from the following items: (I) Interest income on loans and loans held for sale increased by $20,198 for the six months ended December 31, 1996 resulting from a $235,890 increase due to an increase in the volume of loans, which was offset by a decrease of $215,692 due to decreased rates on loans. (II) Interest income on investment securities increased by $791,127 resulting from a $761,753 increase due to an increase in volume as well as an increase of $29,374 due to increased rates on investments. (III) Interest income on short term liquid funds decreased by $184,448 resulting from a $151,828 decrease due to a decrease in volume as well as a decrease of $32,620 due to decreased rates on FHLB overnight deposits.

The increase in total interest expense of $387,655 for the six months ended December 31, 1996 resulted from the following items: (I) Interest expense on deposits decreased by $214,373 for the six months ended December 31, 1996 resulting from a $76,363 decrease due to a decrease in the volume of deposits as well as a decrease of $138,010 due to decreasing deposit rates. (II) Interest expense on repurchase agreements increased by $10,163 due to an increase of $19,615 in the volume of repurchase agreements offset by a decrease of $9,452 due to a decrease in rates. (III) Interest expense on borrowings increased by $591,865 for the six months ended December 31, 1996 resulting from an increase of $664,691 due to an increase in the volume of borrowings offset by a decrease of $72,826 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the six months ended
December 31, 1996 versus December 31, 1995


                                     Difference Due to
                                  Volume       Rate       Total
                                ----------  ----------  ----------
Investments                     $ 761,753   $  29,374   $ 791,127
Loans                             235,890    (215,692)     20,198
FHLB & Other Deposits            (151,828)    (32,620)   (184,448)
                                ----------------------------------
  Total                           845,815    (218,938)    626,877

Deposits                          (76,363)   (138,010)   (214,373)
Repurchase Agreements              19,615      (9,452)     10,163
Borrowings                        664,691     (72,826)    591,865
                                ----------------------------------
  Total                           607,943    (220,288)    387,655
                                ----------------------------------
    Net Interest Income         $ 237,872   $   1,350   $ 239,222
                                ==================================

Rate/Volume amounts spread proportionately between volume and rate.

The majority of the Company's income is generated from the Bank. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which considers its core deposits long term liabilities that are matched to long term assets; therefore, it will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline. Approximately 21% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 35% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $392,056 and $896,740 for the three and six months ended December 31, 1996 versus $550,478 and $1,164,772 for the three and six months ended December 31, 1995. Service fee income was $246,741 and $513,690 for the three and six months ended December 31, 1996 versus $235,211 and $516,820 for the three and six months ended December 31, 1995. The $3,130 service fee decrease for the six months ended December 31, 1996 was primarily due to the reduction in loan fee income. Income from available for sale securities gains was $46,117 and $74,417 for the three and six months ended December 31, 1996 versus $85,791 and $206,383 for the three and six months ended December 31, 1995. Gains from the sale of securities decreased in the six months ended December 31, 1996 by $131,966 compared to the six months ended December 31, 1995. The Company sold some of its available for sale securities during the six month period ended December 31, 1995, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $(11,241) and $50,124 for the three and six month periods ended December 31, 1996 versus $7,006 for each of the three and six months ended December 31, 1995. The gain on trading account, in the three and six month period ended December 31, 1996, was due to the sale and appreciation in the market values of the securities classified as trading.

Other income was $110,439 and $258,509 for the three and six months ended December 31, 1996, which was a decrease of $112,031 and a decrease of $176,054 from other income of $222,470 and $434,563 for the three and six months ended December 31, 1995. The reduction in other income was primarily due to the decrease in gains on the sale of loans held for sale, which amounted to $9,326 and $29,205 for the three and six months ended December 31, 1995 versus $40,342 and $123,158 for the three and six months ended December 31, 1995. The reduction in gains from the sale of loans was due to decreased secondary market activity. Other income was also impacted by losses on the sale of other real estate owned, which was $22,787 and $24,009 for the three and six months ended December 31, 1996.

Total operating expense, or non-interest expense, for the Company was $1,819,013 and $4,162,842 for the three and six months ended December 31, 1996 versus $1,935,671 and $3,951,595 for the three and six months ended December 31, 1995. The increase in compensation, occupancy and equipment expense for the three and six months ended December 31, 1996 was due to normal growth and maintenance. Other expenses decreased by $73,243 and $120,186 for the three and six months ended December 31, 1996, compared to December 31, 1995. The decrease in other expenses was primarily due to the reduction in loan and deposit expenses. As previously discussed above, the Company's operating expenses, for the six months ended December 31, 1996, increased primarily due to the FDIC-SAIF deposit insurance assessment of $296,860. Excluding the deposit assessment, the Company's operating expenses were $3,865,982 for the six months ended December 31, 1996, which was a decrease of $85,613 when compared to the six months ended December 31, 1995.

On July 1, 1996 the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, ("Statement 122"). Statement 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others. Statement 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement 122. The adoption of Statement 122 was not material to the Company's financial position, liquidity, or results of operations.

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


Item 2.  Changes in Securities
         ---------------------
Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Not Applicable.

Item 5.  Other Information
         -----------------
Not Applicable.

Item 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------
(a)      Exhibits
         --------
Not Applicable.

11       Statement regarding computation of per share.

27       Financial data schedule

(b)      Reports on Form 8 - K
         ---------------------
         No reports on Form 8 - K have been filed during the quarter ended December 31, 1996.


                    NORTHEAST BANCORP AND SUBSIDIARY
                                Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            NORTHEAST BANCORP
                       __________________________
                              (Registrant)


                         /s/ James D. Delamater
                       __________________________
                           James D. Delamater
                            President and CEO


                            /s/ Richard Wyman
                       __________________________
                              Richard Wyman
                         Chief Financial Officer



Date:  February 11, 1997


                    NORTHEAST BANCORP AND SUBSIDIARY
                            Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

      11             Statement regarding computation of per share earnings

      27             Finanacial Data Schedule