Form 10-Q
period 1997-03-31
NORTHEAST BANCORP /ME/
filed 1997-05-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q



_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended       March 31, 1997
                          ------------------
                                  or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number    0 - 16123
                        _____________

                          Northeast Bancorp
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Maine                                  01 - 0425066
________________________________________   ____________________________________
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    232 Center Street, Auburn, Maine                       04210
________________________________________   ____________________________________
(Address of principal executive offices)                (Zip Code)

                                  (207) 777 - 5950
_______________________________________________________________________________
               Registrant's telephone number, including area code

                                    Not Applicable
_______________________________________________________________________________
Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     _X_      No__

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

Shares outstanding as of May, 12, 1997: 1,274,969 of common stock, $1.00 par value per share.


                       NORTHEAST BANCORP AND SUBSIDIARIES
                            Table of Contents


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     March 31, 1997 and June 30, 1996

                    Consolidated Statements of Income
                     Three Months ended March 31, 1997 and 1996

                    Consolidated Statements of Income
                     Nine Months ended March 31, 1997 and 1996

                    Consolidated Statements of Changes in Shareholders' Equity
                      Nine Months ended March 31, 1997 and 1996

                    Consolidated Statements of Cash Flows
                     Nine Months ended March 31, 1997 and 1996

                    Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operation

Part II.  Other Information

          Items 1 - 6.

          Signature Page

          Index to Exhibits


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                 March 31,         June 30,
                                                   1997              1996
                                              _______________   _______________
              Assets
Cash and due from banks                       $   3,700,489     $   3,386,263
Interest bearing deposits in other banks            330,220           650,430
Federal Home Loan Bank overnight deposits         5,053,000         7,529,435
Trading account securities at market                 67,951           197,621
Available for sale securities                    28,363,128        29,650,319
Federal Home Loan Bank stock                      3,739,800         2,656,200
Loans held for sale                                 143,340           448,475

Loans                                           198,046,580       170,140,264
  Less deferred loan origination fees               168,002           289,340
  Less allowance for loan losses                  2,620,000         2,549,000
                                              _______________   _______________
    Net loans                                   195,258,578       167,301,924

Bank premises and equipment, net                  3,949,915         3,576,386
Real estate held for investment                     458,568           459,820
Other real estate owned                             631,075           513,831
Goodwill (net of accumulated amortization
 of $1,162,340 at 3/31/97 and $940,059 at
 6/30/96)                                         2,335,632         2,557,913
Other assets                                      3,492,858         3,360,998
                                              _______________   _______________
    Total Assets                                247,524,554       222,289,615
                                              ===============   ===============

    Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 154,672,129     $ 145,195,369
Repurchase Agreements                             4,788,597         3,762,966
Advances from Federal Home Loan Bank             65,700,742        52,123,000
Notes payable                                     1,375,000         1,502,192
Other Liabilities                                 1,791,049         1,554,846
                                              _______________   _______________
  Total Liabilities                             228,327,517       204,138,373

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
 issued and outstanding                             999,988           999,988
Preferred stock, Series B, 71,428 shares
 issued and outstanding                             999,992           999,992
Common stock, par value $1, 1,274,749 and
 1,234,010 shares issued at 3/31/97 and
 6/30/96, respectively.  1,274,749 and
 1,229,910 shares outstanding at 3/31/97 and
 6/30/96, respectively                            1,274,749         1,234,010
Additional paid in capital                        5,636,702         5,455,852
Retained earnings                                11,112,636        10,351,031
                                              _______________   _______________
                                                 20,024,067        19,040,873

Net unrealized loss on available for sale
 securities                                        (827,030)         (837,354)
Treasury Stock at cost 4,100 shares at 6/30/96         --             (52,277)
                                              _______________   _______________
  Total Shareholders' Equity                     19,197,037        18,151,242
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $ 247,524,554     $ 222,289,615
                                              ===============   ===============


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                     1997           1996
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     119,816     $     129,919
Interest on loans & loans held for sale           4,405,483         4,053,993
Interest on investment securities & available
 for sale securities                                507,879           351,339
Dividends on Federal Home Loan Bank stock            60,658            35,868
Other Interest Income                                 4,247             5,220
                                              _______________   _______________
  Total Interest Income                           5,098,083         4,576,339

Interest Expense
Deposits                                          1,586,983         1,611,581
Repurchase agreements                                50,745            42,872
Other borrowings                                  1,079,816           654,874
                                              _______________   _______________
  Total Interest Expense                          2,717,544         2,309,327
                                              _______________   _______________

Net Interest Income                               2,380,539         2,267,012
Provision for loan losses                           144,452           159,960
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    2,236,087         2,107,052

Other Income
Service charges                                     237,975           250,005
Available for sale securities gains (losses)          2,306            19,187
Gain (Loss) on trading account                       73,187            16,093
Other                                               330,070           170,181
                                              _______________   _______________
  Total Other Income                                643,538           455,466

Other Expenses
Salaries and employee benefits                    1,022,651         1,095,931
Net occupancy expense                               182,365           171,886
Equipment expense                                   199,731           180,026
Goodwill amortization                                74,094            74,335
FDIC Insurance-Assessment                                                --
Other                                               674,999           557,960
                                              _______________   _______________
  Total Other Expenses                            2,153,840         2,080,138
                                              _______________   _______________

Income Before Income Taxes                          725,785           482,380
Income tax expense                                  274,796           180,575
                                              _______________   _______________
Net Income                                    $     450,989     $     301,805
                                              ===============   ===============

Earnings Per Share
  Primary                                     $         0.31    $         0.20
  Fully Diluted                               $         0.29    $         0.19


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                   1997              1996
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     289,002     $     485,995
Interest on loans & loans held for sale          12,602,580        12,230,893
Interest on investment securities &
 available for sale securities                    1,659,108           734,496
Dividends on Federal Home Loan Bank stock           157,450           109,605
Other Interest Income                                24,167            22,697
                                              _______________   _______________
  Total Interest Income                          14,732,307        13,583,686

Interest Expense
Deposits                                          4,660,271         4,899,241
Repurchase agreements                               143,700           125,665
Other borrowings                                  2,864,590         1,847,784
                                              _______________   _______________
  Total Interest Expense                          7,668,561         6,872,690
                                              _______________   _______________

Net Interest Income                               7,063,746         6,710,996
Provision for loan losses                           433,710           455,524
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    6,630,036         6,255,472

Other Income
Service charges                                     751,665           766,824
Available for sale securities gains (losses)         76,724           225,570
Gain (Loss) on trading account                      123,311            23,098
Other                                               588,578           604,746
                                              _______________   _______________
  Total Other Income                              1,540,278         1,620,238

Other Expenses
Salaries and employee benefits                    3,017,503         3,091,775
Net occupancy expense                               449,840           420,155
Equipment expense                                   560,675           524,128
Goodwill amortization                               222,280           223,004
FDIC Insurance-Assessment                           296,860              --
Other                                             1,769,524         1,772,671
                                              _______________   _______________
  Total Other Expenses                            6,316,682         6,031,733
                                              _______________   _______________

Income Before Income Taxes                        1,853,632         1,843,977
Income tax expense                                  691,221           677,099
                                              _______________   _______________
Net Income                                    $   1,162,411     $   1,166,878
                                              ===============   ===============

Earnings Per Share
  Primary                                     $         0.80    $         0.83
  Fully Diluted                               $         0.74    $         0.76


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended March 31, 1997 and 1996
(Unaudited)


                                                                                   Net
                                                                                 Unrealized
                                                                                Gains(Loses)
                                                        Additional              on Available
                                 Common     Preferred    Paid-In     Retained     for Sale      Treasury
                                  Stock       Stock      Capital     Earnings    Securities       Stock           Total
                              ------------ ----------- ----------- ------------ ------------  -------------   ------------
Balance at June 30, 1995      $   547,502  $1,999,980  $4,643,059  $10,180,244  $  (95,507)   $         0     $17,275,278
Net income for nine months
 ended March 31, 1996                --          --          --      1,166,878         --               --      1,166,878
Dividends paid on common stock       --          --          --       (187,930)        --               --       (187,930)
Dividends paid on preferred
 stock                               --          --          --       (104,999)        --               --       (104,999)
Issuance of common stock              519        --         7,779         --           --               --          8,298
Common stock warrants exercised    50,000        --       650,000         --           --               --        700,000
Stock Split effected in the
 form of a dividend               597,743        --          --       (597,743)        --               --              0
Stock options exercised             8,000        --        32,000         --           --               --         40,000
Net change in unrealized
 losses on securities
 available for sale                  --          --          --           --       (388,251)            --       (388,251)
                              ------------ ----------- ----------- ------------ ------------  -------------   ------------
Balance March 31, 1996        $ 1,203,764  $1,999,980  $5,332,838  $10,456,450  $  (483,758)  $         0     $18,509,274
                              ============ =========== =========== ============ ============  =============   ============
Balance at June 30, 1996        1,234,010   1,999,980   5,455,852   10,351,031     (837,354)      (52,277)     18,151,242
Net income for nine months
  ended March 31, 1997               --          --          --      1,162,411         --            --         1,162,411
Dividends paid on common stock       --          --          --       (295,807)        --            --          (295,807)
Dividends paid on preferred
 stock                               --          --          --       (104,999)        --            --          (104,999)
Issuance of common stock              799        --         9,395         --           --          13,642          23,836
Common stock warrants exercised    19,940        --        88,005         --           --          67,055         175,000
Stock options exercised            20,000        --        83,450         --           --         (28,420)         75,030
Net change in unrealized
  losses on securities
  available for sale                 --          --          --           --         10,324          --            10,324
                              ------------ ----------- ----------- ------------ ------------  -------------   ------------
Balance March 31, 1997        $ 1,274,749  $1,999,980  $5,636,702  $11,112,636  $  (827,030)  $          0    $19,197,037
                              ============ =========== =========== ============ ============  =============   ============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)


                                                      Nine Months Ended
                                                           March 31,
                                                   1997              1996
                                              _______________   _______________
Cash provided by operating activities         $   2,270,005     $   3,567,289
Cash flows from investing activities:
  FHLB stock purchased                           (1,083,600)         (150,000)
  Available for sale securities purchased       (12,412,186)      (35,381,445)
  Available for sale securities principal
   reductions                                     1,669,327           524,396
  Available for sale securities sold             12,114,602        16,746,027
  New loans, net of repayments & charge offs    (28,457,580)        1,993,534
  Net capital expenditures                         (776,591)         (248,449)
  Real estate owned sold                            369,567           585,116
  Real estate held for investment purchased          (1,965)          (56,096)
  Real estate held for investment sold                 --              40,000
                                              ---------------   ---------------
    Net cash (used in) investing activities     (28,578,426)      (15,946,917)

Cash flows from financing activities:
  Net change in deposits                          9,476,760          (501,706)
  Net change in repurchase agreements             1,025,631         1,196,884
  Dividends paid                                   (400,805)         (292,929)
  Proceeds from stock issuance                      273,866           748,298
  Net increase in advances from Federal Home
   Loan Bank of Boston                           13,577,742         7,400,000
  Net change in notes payable                      (127,192)         (383,278)
                                              ---------------   ---------------
    Net cash provided by financing activities    23,826,002         8,167,269
                                              ---------------   ---------------

    Net (decrease) in cash and cash
     equivalents                                 (2,482,419)       (4,212,359)

Cash and cash equivalents, beginning of period   11,566,128        14,740,070
                                              ---------------   ---------------
Cash and cash equivalents, end of period      $   9,083,709     $  10,527,711
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold


Supplemental schedule of noncash investing
 activities:
Net change in valuation for unrealized market
 value adjustments on available for sale
 securities                                          10,324          (388,251)
Net transfer (to) from Loans to Other Real
 Estate Owned                                       551,265          (100,174)

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                   291,000           693,700
Interest paid                                     7,552,308         6,904,084





NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1997

1.  Basis of Presentation
    ---------------------
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1996 included in the Company's annual report on Form 10-K.

2.   Securities
     ----------
Securities available for sale at the carrying and approximate market values are summarized below.

                                March 31, 1997              June 30, 1996
                           -------------------------  -------------------------
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ------------ ------------  ------------ ------------
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 1,499,197  $ 1,433,584   $ 1,497,111  $ 1,424,690
Corporate bonds                149,682      139,847       149,646      139,005
Mortgage-backed securities  27,252,760   26,202,083    28,810,113   27,646,294
Equity securities              714,566      587,614       462,167      440,330
                           ------------ ------------  ------------ ------------
                           $29,616,205  $28,363,128   $30,919,037  $29,650,319
                           ============ ============  ============ ============

                                March 31, 1997              June 30, 1996
                           -------------------------  -------------------------
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ------------ ------------  ------------ ------------
Due in one year or less    $   249,197  $   249,197   $   247,111  $   246,790
Due after one year
 through five years            250,000      239,075       250,000      237,900
Due after five years
 through ten years             149,682      139,847       149,646      139,005
Due after ten years          1,000,000      945,312     1,000,000      940,000
Mortgage-backed securities
 (including securities with
 interest rates ranging from
 5.15% to 10.0% maturing
 September 2003 to December
 2026)                      27,252,760   26,202,083    28,810,113   27,646,294
Equity securities              714,566      587,614       462,167      440,330
                           ------------ ------------  ------------ ------------
                           $29,616,205  $28,363,128   $30,919,037  $29,650,319
                           ============ ============  ============ ============

3.  Allowance for Loan Losses
    -------------------------
The following is an analysis of transactions in the allowance for loan losses:

                                                          Nine Months Ended
                                                              March 31,
                                                          1997         1996
                                                      ------------ ------------
Balance at beginning of year                          $ 2,549,000  $ 2,396,000
Add provision charged to operations                       433,710      455,524
Recoveries on loans previously charged off                102,693       58,229
                                                      ------------ ------------
                                                        3,085,403    2,909,753
  Less loans charged off                                  465,403      412,753
                                                      ------------ ------------
  Balance at end of period                            $ 2,620,000  $ 2,497,000
                                                      ============ ============

4.   Advances from Federal Home Loan Bank
     ------------------------------------
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                      March 31, 1997
                       --------------------------------------------
                         Principal        Interest        Maturity
                          Amounts           Rates          Dates
                       --------------  ---------------  ------------
                       $ 42,294,000     4.97% - 7.03%       1998
                         19,267,639     5.64% - 6.39%       1999
                          1,802,276     6.21% - 6.49%       2002
                          2,336,827     6.36% - 6.67%       2004
                       --------------
                       $ 65,700,742
                       ==============

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
                       --------------
                       $ 52,123,000
                       ==============

5.   New Accounting Pronouncements
     -----------------------------
In June 1996, FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 125"). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial asssets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after December 31, 1996. The adoption of Statement 125 was not material to the Company's financial position, liquidity, or results of operations.


                     NORTHEAST BANCORP AND SUBSIDIARY
                                  Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation
        ------------
Financial Condition
-------------------
Total consolidated assets were $247,524,554 on March 31, 1997, which represents an increase of $25,234,939 from June 30, 1996. Total loans increased by $27,956,654 while loans held for sale decreased by $305,135. Federal Home Loan Bank ("FHLB") stock increased by $1,083,600, while securities and cash equivalents decreased by $1,416,861 and $2,482,419, respectively, during the same period. Total deposits, repurchase agreements and FHLB borrowings increased by $9,476,760, $1,025,631 and $13,577,742, respectively from June 30,
1996 to March 31, 1997.

The decrease in cash equivalents, FHLB overnight deposits and securities was utilized to support the increase in the loan portfolio from June 30, 1996 to March 31, 1997. FHLB stock increased due to the increased levels of FHLB advances during the same time period. The FHLB requires financial institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $27,956,654 for the nine months ended March 31, 1997, which was a $9,260,591 increase from December 31, 1996. The loan portfolio growth was in 1-4 family mortgages, commercial real estate and commercial loans. On December 4, 1996, the Company purchased approximately $10,000,000 of 1-4 family mortgages. The loans purchased were all one year adjustable rate mortgages secured by property located in the state of Maine. On January 31, 1997, the Company purchased an additional loan portfolio of approximately $10,000,000. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located primarily in the state of Maine. By April 30,1997, the Company had committed to purchasing an additional $5,000,000 of 1-4 family adjustable rate mortgages secured by property located primarily in the state of Maine. The Company's local market as well as the secondary market has become, and continues to be, very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates have affected the Company's ability to increase the loan portfolio. In the effort to increase loan volume, the Company's offering rates for its loan products have been reduced to compete in the various markets. While loan volume has increased in the nine months of this fiscal year, the Company will experience some margin compression due to decreased loan rates.

The loan portfolio contains elements of credit and interest rate risk. The Company primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Company also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 70% of the total loan portfolio, in which 53% of the residential loans are variable rate products. It is management's intent to increase the volume in variable rate residential loans, by selling fixed rate loans to the secondary market and maintaining portfolio variable rate loans, to reduce the interest rate risk in this area.

Sixteen percent of the Company's total loan portfolio balance is commercial real estate mortgages. Similar to residential mortgages, the Company tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products.

Commercial loans make up 8% of the total loan portfolio, of which 80% are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Company's subsidiary, Northeast Bank, FSB (the "Bank"), attempts to mitigate losses in commercial loans through lending in accordance with the Company's credit policy guidelines established by the Bank's Board of Directors.

Consumer and other loans make up 6% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return commensurate with the measured risks, and lending to individuals in the Company's known market areas.

The net increase in the Company's premises and equipment is primarily due to the construction of the new branch in Auburn, Maine.

Other real estate owned increased by $117,244 from June 30, 1996 to March 31, 1997. This increase was attributable to foreclosures on loan collateral.

Cash provided by operating activities on the Company's Consolidated Statements of Cash Flows decreased by $1,297,284 at March 31, 1997 compared to March 31, 1996. The decrease was primarily due to the timing of payments in other liabilities.

Total deposits were $154,672,129 and securities sold under repurchase agreements were $4,788,597 as of March 31, 1997. These amounts represent an increase of $9,476,760 and $1,025,631, respectively, compared to June 30, 1996. The increase in deposits was primarily due to the opening of the Company's new branch in Auburn, Maine. Brokered deposits represented $7,878,307 of the total deposits at March 31, 1997. The Company utilizes brokered deposits as alternative sources of funds. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with respect to the Company's ability to retain the funds. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during the first nine months in fiscal 1997, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposit base.

Total advances from the FHLB were $65,700,742 as of March 31, 1997, an increase of $13,577,742 compared to June 30, 1996. The cash received from FHLB advances was utilized for the increase in the loan portfolio. The Company's current advance availability, subject to the satisfaction of certain conditions, is approximately $42,500,000 greater than the March 31, 1997 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Company utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support anticipated growth.

Total equity of the Company was $19,197,037 as of March 31, 1997 versus
$18,151,242 at June 30, 1996.   Book value per common share was $13.49 as of
March 31, 1997 versus $13.13 at June 30, 1996. Total equity to total assets of the Company as of March 31, 1997 was 7.76%.

At March 31, 1997, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                            Northeast Bank, F.S.B.
                       Actual Capital        Required Capital    Excess Capital
                      Amount      Ratio      Amount      Ratio      Amount
                   ------------- -------  ------------- -------  --------------
Tangible capital   $ 17,180,000   7.00%   $  3,683,000   1.50%   $ 13,497,000
Core capital       $ 17,180,000   7.00%   $  7,366,000   3.00%   $  9,814,000
Leverage capital   $ 17,180,000   7.00%   $  9,822,000   4.00%   $  7,358,000
Risk-based capital $ 18,414,000  12.20%   $ 12,073,000   8.00%   $  6,341,000


The carrying value of securities available for sale by the Company was $28,363,128, which is $1,253,077 less than the cost of the underlying securities, at March 31, 1997. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed securities, which was due to the change in current market prices from the prices at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will decline when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Management believes that it would be advantageous to hold these securities until the market values recover and that the yields currently received on this portfolio are satisfactory.

The Company's allowance for loan losses was $2,620,000 as of March 31, 1997 versus $2,549,000 as of June 30, 1996, representing 1.32% and 1.50% of total loans, respectively. The Company had non-performing loans totaling $2,765,000 at March 31, 1997 compared to $2,603,000 at June 30, 1996. Non-performing loans represented 1.12% and 1.17% of total assets at March 31, 1997 and June 30, 1996, respectively. The Company's allowance for loan losses was equal to 95% and 98% of the total non-performing loans at March 31, 1997 and June 30, 1996, respectively. At March 31, 1997, the Company had approximately $558,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of March 31, 1997, the amount of such loans had decreased from the June 30, 1996 amount by $1,983,000. This decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes to in the borrower's financial condition, indicating a decreased potential for these loans becoming non-performing assets. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Company's non-performing loans as of March 31, 1997 and June 30, 1996, respectively:


                                            March 31,         June 30,
                    Description               1997              1996
             -------------------------   ---------------   ---------------
             1-4 Family Mortgages        $   1,234,000     $   1,092,000
             Commercial Mortgages              953,000         1,154,000
             Commercial Installment            517,000           283,000
             Consumer Installment               61,000            74,000
                                         ---------------   ---------------
               Total non-performing      $   2,765,000     $   2,603,000
                                         ===============   ===============

The majority of the non-performing and substandard loans are seasoned loans located in the Oxford county area. This geographic area continues to have a depressed economy resulting in high unemployment and a soft real estate market. As a result, management has allocated substantial resources to collections in an effort to control the growth in non-performing, delinquent and substandard loans. The Company had an increase in its total delinquent accounts during the March 31, 1997 quarter. The increase in delinquency was largely due to the increase in non-performing loans, when compared to the December 31, 1996 quarter.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Company as a percentage of total loans:


               6-30-96      9-30-96      12-31-96     3-31-97
                2.77%        1.53%         1.24%       1.52%


The level of the allowance for loan losses as a percentage of total loans and as a percentage of non-performing loans at March 31, 1997 decreased from June 30,1996. Total delinquencies as a percentage of total loans increased during the quarter ended March 31,1997. Loans classified substandard decreased from June 30, 1996 to March 31, 1997. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

Results of Operations

Net income for the quarter ended March 31, 1997 was $450,989. Primary earnings per share was $.31 and fully diluted earnings per share was $.29 for the quarter ended March 31, 1997. This compares to earnings of $301,805 or a primary earnings per share of $.20 per share and a fully diluted earnings per share of $.19, for the quarter ended March 31, 1996. Net income for the nine months ended March 31, 1997 was $1,162,411 versus $1,166,878 for the period ended March 31, 1996. Primary earnings per share was $.80 and fully diluted earnings per share was $.74 for the nine month period ended March 31, 1997 versus primary earnings per share of $.83 and fully diluted earnings per share of $.76 for the period ended March 31, 1996.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995. This resulted in an expense of $380,000 which was reflected in the Company's September 30, 1996 quarter end financial statements. During the December 31, 1996 quarter, Congress issued final legislation which enabled certain qualifying institutions to apply for a 20% discount on the special assessment. The Bank received a credit of $83,140 reducing the assessment expense in the December 31, 1996 quarter. The net effect of the one time assessment was $296,860 and decreased the Company's primary earnings per share by $.15 and the fully diluted earnings per share by $.13 for the nine months ended March 31, 1997. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of
1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. At the Bank's current deposit level, the 1997 annual assessment would be approximately $64,000. Commencing in 2000 and continuing through 2017, banks would be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits. If there are no additional deposit assessments in the future, it is anticipated that the Company will save approximately $82,000 annually commencing in fiscal 1998.

The Company's net interest income was $2,380,539 for the quarter ended March 31, 1997 versus $2,267,012 for the quarter ended March 31, 1996, for an increase of $113,527. This increase was due to an increase of $521,744 in total interest income offset by an increase in total interest expense of $408,217.

The Company's net interest income was $7,063,746 for the nine months ended March 31, 1997, versus $6,710,996 for the nine months ended March 31, 1996, an increase of $352,750. Total interest income increased $1,148,621 during the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996, resulting from the following items: (I) interest income on loans and loans held for sale increased by $371,687 for the nine months ended March 31, 1997 resulting from a $812,644 increase due to an increase in the volume of loans, which was offset by a decrease of $440,957 due to decreased rates on loans; (II) interest income on investment securities increased by $926,564 resulting from a $908,600 increase due to an increase in volume as well as an increase of $17,964 due to increased rates on investments; and (III) interest income on short term liquid funds decreased by $149,630 resulting from a $112,968 decrease due to a decrease in volume as well as a decrease of $36,662 due to decreased rates on FHLB overnight deposits.

The increase in total interest expense of $795,871 for the nine months ended March 31, 1997 resulted from the following items: (I) interest expense on deposits decreased by $238,970 for the nine months ended March 31, 1997 resulting from a $33,041 decrease due to a decrease in the volume of deposits as well as a decrease of $205,929 due to decreasing deposit rates; (II) interest expense on repurchase agreements increased by $18,035 due to an increase of $31,450 in the volume of repurchase agreements offset by a decrease of $13,415 due to a decrease in rates; and (III) interest expense on borrowings increased by $1,016,806 for the nine months ended March 31, 1997 resulting from an increase of $1,136,176 due to an increase in the volume of borrowings offset by a decrease of $119,370 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the nine months ended
March 31, 1997 versus March 31, 1996


                                Difference Due to
                                Volume       Rate       Total
                              -----------  -----------  -----------
Investments                   $  908,600   $   17,964   $  926,564
Loans                            812,644     (440,957)     371,687
FHLB & Other Deposits           (112,968)     (36,662)    (149,630)
                              -------------------------------------
  Total                        1,608,276     (459,655)   1,148,621

Deposits                         (33,041)    (205,929)    (238,970)
Repurchase Agreements             31,450      (13,415)      18,035
Borrowings                     1,136,176     (119,370)   1,016,806
                              -------------------------------------
  Total                        1,134,585     (338,714)     795,871
                              -------------------------------------
    Net Interest Income       $  473,691   $ (120,941)  $  352,750
                              =====================================

Rate/Volume amounts spread proportionately between volume and rate.

The majority of the Company's income is generated from the Bank. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which considers its core deposits long term liabilities that are matched to long term assets; therefore, it will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline. Approximately 22% of the Company's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 36% of other loans in the Company's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Company's loan portfolio, deposit and advance rates paid by the Company and loan volume.

Total non-interest income was $643,538 and $1,540,278 for the three and nine months ended March 31, 1997 versus $455,466 and $1,620,238 for the three and nine months ended March 31, 1996. Service fee income was $237,975 and $751,665 for the three and nine months ended March 31, 1997 versus $250,005 and $766,824 for the three and nine months ended March 31, 1996. The $15,159 service fee decrease for the nine months ended March 31, 1997 was primarily due to a reduction in loan fee income. Income from available for sale securities gains was $2,306 and $76,724 for the three and nine months ended March 31, 1997 versus $19,187 and $225,570 for the three and nine months ended March 31, 1996. Gains from the sale of securities decreased in the nine months ended March 31, 1997 by $148,846 compared to the nine months ended March 31, 1996. The Company sold some of its available for sale securities during the nine month period ended March 31, 1996, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $73,187 and $123,311 for the three and nine month periods ended March 31, 1997 versus $16,093 and $23,098 for the three and nine month periods ended March 31, 1996. The increase in the gain on trading account, in the three and nine month period ended March 31, 1997, was due to the sale and appreciation in the market values of the securities classified as trading.

Other income was $330,070 and $588,578 for the three and nine months ended March 31, 1997, which was an increase of $159,889 and a decrease of $16,168 from other income of $170,181 and $604,746 for the three and nine months ended March 31, 1996. The increase in other income in the three months ended March 31,1997, was primarily due to the following items: (I) gains on the sale of loans held for sale amounted to $118,836 for the three months ended March 31, 1997 versus $67,968 for the three months ended March 31, 1996, the increase was due to the sale of SBA guarenteed loans; (II) other income increased from rental income and gains on the sale of other real estate owned, which were $45,275 and $29,839 for the three months ended March 31, 1997 versus $13,602 and $3,541 for the three months ended March 31, 1996, respectively.

Total operating expense, or non-interest expense, for the Company was $2,153,840 and $6,316,682 for the three and nine months ended March 31, 1997 versus $2,080,138 and $6,031,733 for the three and nine months ended March 31, 1996. The increase in occupancy and equipment expense for the three and nine months ended March 31, 1997 was due to costs associated with the new branch opened in Auburn, Maine as well as normal growth and maintenance. Other expenses increased by $117,039 for the three months ended March 31, 1997, compared to March 31, 1996. The increase in other expenses was primarily due to professional services, advertising expenses and loan expenses. As previously discussed above, the Company's operating expenses, for the nine months ended March 31, 1997, increased primarily due to the FDIC-SAIF deposit insurance assessment of $296,860. Excluding the deposit assessment, the Company's operating expenses were $6,019,822 for the nine months ended March 31, 1997, which was a decrease of $11,911 when compared to the nine months ended March 31, 1996.

Impact of Inflation

The consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.


                   NORTHEAST BANCORP AND SUBSIDIARIES
                      Part II - Other Information

Item 1.  Legal Proceedings
          -----------------
Not Applicable.


Item 2.  Changes in Securities
         ---------------------
(a)  Not applicable.

(b)  Not applicable.

(c) On February 18, Square Lake Holding Co, ("Square Lake") exercised warrants to purchase 25,000 common shares of the Company at a purchase price of $7.00 per share, for an aggregate purchase price of $175,000. There was no underwriting discount or commission. The warrants had been issued to Square Lake pursuant to a Stock Purchase Agreement dated as of May 14, 1992 in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The warrants were offered and sold to a single purchaser for investment in a negotiated transaction not involving general solicitation. No underwriter was involved in the sale of the warrants.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Not Applicable.


Item 5.  Other Information
         -----------------
(a) On May 9, 1997, Northeast Bancorp signed a definitive agreement to purchase Cushnoc Bank. The acquisition will be reported on Form 8-K which will be filed by May 24, 1997.


Item 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------
(a)  Exhibits

Not Applicable.

11   Statement regarding computation of per share.

27   Financial data schedule

(b)  Reports on Form 8 - K
     ---------------------
     No reports on Form 8 - K have been filed during the quarter ended March 31, 1997.





                          NORTHEAST BANCORP AND SUBSIDIARIES
                                     Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                NORTHEAST BANCORP
                         -------------------------------
                                  (Registrant)



                              /s/ James D. Delamater
                         -------------------------------
                                James D. Delamater
                                President and CEO



                                /s/ Richard Wyman
                         -------------------------------
                                  Richard Wyman
                             Chief Financial Officer



Date:  May 13, 1997





                        NORTHEAST BANCORP AND SUBSIDIARIES
                                Index to Exhibits


EXHIBIT NUMBER                          DESCRIPTION

      11                Statement regarding computation of per share earnings
      27                Financial Data Schedule