Form 10-K
period 1997-06-30
NORTHEAST BANCORP /ME/
filed 1997-09-25
CIK 811831

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For fiscal year ended  June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                        to

   Commission file number (0-16123)


                              Northeast Bancorp
          (Exact name of registrant as specified in its charter)


                  Maine                            01-0425066
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


232 Center Street, Auburn, Maine                     04210
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (207) 777-6411

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class:       Name of each exchange on which registered:

   Common Stock, $1.00 par value           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None



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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 19, 1997, was $14,345,253. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

   As of September 19, 1997, 1,292,132 shares of the registrant's common stock were issued and outstanding.


                          DOCUMENTS INCORPORATED
                               BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

   Document                                Part
   --------                                ----

   Proxy Statement for the                 III
   1997 Annual Meeting of
   Shareholders

                                  PART I

Item 1.  Business
_________________

   (a) General Development of Business
   ___________________________________

   The Registrant, Northeast Bancorp (the "Company"), is a Maine Corporation chartered in April 1987 for the purpose of becoming a savings and loan holding company. The Office of Thrift Supervision ("OTS") is the Company's primary regulator. The Company has one wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

   In May of 1992, the Company entered into a Stock Purchase Agreement with Square Lake Holding Corporation ("Square Lake") and, on February 9, 1994, following receipt of regulatory and shareholder approval, the Company issued 71,428 shares of a newly designated Series B convertible preferred stock to Square Lake at an aggregate price of approximately $1 million, or $14.00 per share. As part of the transaction, the Company also issued Square Lake a warrant with a term of seven years to purchase 116,882 shares of the Company's common stock at a price of $14.00 per share. As a result of the exercise of certain of such warrants and the application of anti-dilution provisions pursuant to which such warrants were issued, 108,764 shares remain subject to such warrants at a purchase price of $7.00 per share.
   The Series B Preferred Stock is convertible into shares of the Company's common stock on a two-for-one basis and carries a dividend rate equal to 2% below the prime rate of The First National Bank of Boston, not to be less than 7%. The rights and preferences of the Series B Preferred Stock issued pursuant to this transaction are similar to, and on a parity with, the Company's Series A Preferred Stock.

   In fiscal year 1993, the Company moved its headquarters from Bethel, Maine to Portland, Maine. The Company also acquired a controlling interest in ASI Data Services, Inc. ("ASI"), an existing company which provided sales and service of computer related hardware and software, as well as a full line of data processing support systems. On July 1, 1996, the operations of ASI, which consists primarily of providing data processing support to the Bank and the Company, were transferred to the Bank.

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

   On July 1, 1996 the Company's then two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. ("Bethel"), a federally - chartered savings bank with its principal place of business in Bethel, Maine and Brunswick Federal Savings, F.A. ("Brunswick"), a federally - chartered savings association with its principal place of business in Brunswick, Maine merged following receipt of regulatory approval. The merged banking subsidiary was renamed Northeast Bank, FSB. In 1996, the Company amended its Articles of Incorporation to change its name from Bethel Bancorp to Northeast Bancorp and relocated its headquarters from Portland, Maine to 158 Court Street, Auburn, Maine.

   In Fiscal 1997, the Company relocated its corporate headquarters and opened a new retail banking facility at 232 Center Street, Auburn, Maine. During fiscal 1997, there were no bankruptcy, receivership or similar proceedings with respect to the Company or the Bank.

   On May 9, 1997 the Company entered into a definitive agreement to merge the Bank with Cushnoc Bank and Trust Company ("Cushnoc") of Augusta, Maine. The agreement has been approved by the Company's and Cushnoc's Board of Directors and is subject to approval by Cushnoc's shareholders at a special meeting to be held October 14, 1997. On August 29, 1997, the Company received approval from OTS, subject to certain conditions, to merge the Bank and Cushnoc. At March 31, 1997, Cushnoc had approximately $21,000,000 in total assets and $2,200,000 in stockholder's equity. Under the terms of the agreement, the Company will issue 2.089 shares of common stock for each share of Cushnoc, which has 90,000 common shares outstanding. The acquisition will be accounted for under the pooling of interest method. The merger of Cushnoc and the Bank is expected to occur during the fourth quarter of Calendar 1997.

   (b)  Financial Information About Industry Segments
   __________________________________________________

         Not applicable.


   (c)  Narrative Description of Business
   ______________________________________

General
_______

   The Company is a unitary savings and loan holding company whose primary asset is its subsidiary, the Bank.

   The Bank (which was formerly known as Bethel Savings Bank, F.S.B.), is a federally-chartered stock savings bank which was organized in 1872 as a Maine-chartered mutual savings bank and received its federal charter in 1984 and is the successor by merger to Brunswick Federal Savings, F.A., a federally-chartered savings association formed in 1988.

   In connection with its conversion to a federal stock savings bank in 1984, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable federal regulations, the Bank may exercise any authority it was allowed to exercise as a mutual savings bank under state law and regulation at the time of its conversion to a federal savings bank. In exercising such "grandfathered" powers, the Bank may continue to comply with applicable state laws and regulations in effect at the time of its conversion to federal charter except as otherwise determined by the OTS. The Bank, however, may not use its grandfathered powers to engage in activities to a greater degree than would be allowed under the most liberal construction of either state or federal law or regulations.

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

   The Bank's primary business has historically consisted of attracting savings deposits from the general public and applying these funds primarily to the origination and retention of first mortgage loans on residential real estate. Over the past several years, the Bank has concentrated its lending efforts on the origination of loans that are shorter-term or interest rate sensitive. Of the Bank's loan portfolio at June 30, 1997, 85% was invested in real estate loans (including residential, construction and commercial mortgage loans), 8% in commercial loans and 7% in consumer loans.

   The Bank's deposits are insured by the Federal Deposit Insurance Corporation

(the "FDIC"), primarily through the Bank Insurance Fund. Deposits at the Brunswick branch are insured through the Savings Association Insurance Fund and represent 33% of the Bank's total deposits at June 30, 1997. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB").

   At June 30, 1997, the legal lending limit of the Bank was approximately $2,800,000. When, on occasion, customers' credit needs exceed the Bank's lending limits, the Bank may seek participations of such loans with other banks.

Market Area and Competition
___________________________

   The Bank is headquartered in Auburn, Maine with full service branches in Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine. The Banks market area is characterized by a diversified economy and a strong emphasis on the tourist industry.

   The banking business in the Bank's market areas has become increasingly competitive over the past several years. The Bank's major competitors in attracting deposits and lending funds consist principally of other Maine-based banks, regional and money center banks, and nonbank financial institutions. Many of the Banks' competitors are larger in size and possess greater financial resources.

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

Regional Economic Environment
____________________________

   The state of Maine's economy, in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin, and Sagadahoc counties, has stabilized with moderate growth.

Subsidiaries
____________

   The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. ("ASI")through two stock purchases during 1993-1994 for an aggregate purchase price of $465,840. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board of directors voted to transfer the operations of ASI to the Bank as of July 1, 1996. ASI continues to exist as a separate legal entity, but is now inactive.

   The Bank has one wholly-owned subsidiary, Northeast Financial Services Corporation, which was organized in 1982. Through Northeast Financial Services Corporation, the Bank has participated in certain real estate development projects. While the Bank does not actively pursue such projects, several projects of varying sizes have been undertaken in the past few years. Any proposed development project is examined for its profit potential and its ability to enhance the communities served by the Bank. There are no definitive plans for additional real estate development projects at the present time. At

June 30, 1997, investment in and loans to its subsidiary constituted 0.4% of the Company's total assets. The service corporation also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth") a fully licensed New York securities firm. The service corporation receives rental fee income, from Commonwealth, derived from the sales activity of local in-house security sales people. The service corporation has not invested in any assets in its business relationship with Commonwealth.

   In 1994, Northeast Financial Services Corporation invested $375,000 of capital and became the majority owner of First New England Benefits, Inc.. In fiscal 1997, Northeast Financial Services purchased the remaining 37.5% of outstanding shares of First New England Benefits for $213,750. First New England Benefits has been merged into and will continue to operate as part of the Bank's trust division. First New England was an employee benefits consulting firm which specialized in the design and administration of qualified retirement and 401(k) plans.

Employees
_________

   As of June 30, 1997, the Company and its consolidated subsidiaries had 112 full-time and 21 part-time employees. The Company's employees are not represented by any collective bargaining unit. Relations between the Company and its employees are considered good.

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

   Recent Developments in Savings Institution Regulation
   _____________________________________________________

Federal Deposit Insurance Corporation Improvement Act of 1991
_____________________________________________________________

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also effects a number of regulatory reforms that will impact all insured depository institutions, regardless of the insurance fund in which they participate. Due to the FDICIA Act, SAIF insurance premiums were increased, commencing January 1,1991, to 0.23% of the assessment base. FIDICIA grants, among other things, the OTS broad regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership or that are otherwise operating in an unsafe and unsound manner. Since the Bank exceeded all capital requirements at June 30, 1997, these provisions did not have any significant impact on its operations. On September 5, 1995, the FDIC announced that the BIF was fully recapitalized at the end of May 1995. As a result, the premium rates for the healthiest banks (1A category) were decrease from 0.23% to 0.04% of the assessment base. During fiscal 1996, premium rates for the healthiest banks (1A category) were decreased from 0.04% to an annual fee of $2,000.

    The Deposit Insurance Funds Act of 1996, which was enacted in September of 1996, amended the FDIC BIF-SAIF deposit insurance assessment on institution deposits. Legislation imposed a one-time assessment on institutions holding SAIF insured deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. Commencing in 1997 and continuing through 1999, annual premium rates for the healthiest banks (1A category) are 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits. The Bank is 1A category bank. All of the Bank's deposits, except for the Brunswick's branch deposits, which represented 33% of the Bank's total deposits at June 30, 1997, are BIF insured.

   Savings and Loan Holding Company Regulation
   ___________________________________________

   General.
   ________
   Under the Home Owners Loan Act (the "HOLA"), as amended by the Financial Institution Return Recovery and Enforcement Act of 1989, the Director of the OTS is the operating head of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), with jurisdiction over savings and loan holding companies.
Thus, the Company, as a savings and loan holding company within the meaning of the HOLA, is now subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

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

   Pursuant to the HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers, of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board, but the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRRE Act"), authorizes the Director of the OTS to impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution.

   Restrictions on Activities of Savings and Loan Holding Companies
   _________________________________________________________________________

   The Company is a savings and loan holding company by virtue of its control of the Bank. Under applicable federal regulations, savings and loan holding companies and their noninsured subsidiaries are prohibited from engaging in any activities other than (I) furnishing or providing management services for the savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from the savings association; (iv) holding or managing properties used or occupied by the savings association; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Board of Governors of the Federal Reserve System has permitted for bank holding companies under its regulations (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987 consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities,underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates and the performance of a range of other services primarily for their affiliates, their savings association subsidiaries and service corporation subsidiaries thereof. The activities which the Board of Governors of the Federal Reserve System by regulation has permitted for bank holding companies generally consist of those activities that the Board of Governors of the Federal Reserve System has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions, subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their nonsavings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to the regulations adopted by the Governors of the Federal Reserve System, although prior OTS approval is required to commence such activity whether de novo or by an acquisition (in whole or part) of a going concern.

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

   Qualified Thrift Lender Requirement.
   ____________________________________
   In order for the Bank to exercise the powers granted to federally chartered savings institutions, and maintain full access to FHLB advances, it must constitute a "qualified thrift lender" ("QTL"). Pursuant to recent amendment effected by FDICIA, a savings institution will constitute a QTL if the institution's qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months. As amended by FDICIA, qualified thrift investments generally consist of (I) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution fund and the RTC (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (I) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, as amended by FDICIA, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

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

Federal Home Loan Bank System

_____________________________


   The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"), a new agency established pursuant to the FIRRE Act. The FHL Banks provide a central credit facility for member savings institutions. The Bank, as a member of the FHLB, is required to own shares of capital stock in that FHL Bank in an amount at least equal to 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHL Bank, whichever is greater. The Bank is in compliance with this requirement. The maximum amount which the FHLB will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

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

   Restrictions on the Payment of Dividends
   ________________________________________


   The Maine Business Corporation Act permits the Company to pay dividends on its capital stock only from its unreserved and unrestricted earned surplus or from its net profits for the current fiscal year and the next preceding fiscal year taken as a single period.


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

   Other Regulations
   _________________

   The policies of regulatory authorities, including the Federal Reserve Board, the OTS and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.
Supervision, regulation or examination of the Company and the Bank by such regulatory agencies is not intended for the protection of the Company's shareholders.

   The United States Congress has periodically considered and adopted legislation which has resulted and could result in further deregulation of the Bank and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms.

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

   The Bank owns its branch offices in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine. The branch offices in Auburn and South Paris, Maine is leased.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

   Not applicable


                               PART II
Item 5.  Market Prices of Common Stock and Dividends Paid
         ------------------------------------------------

The common stock of Northeast Bancorp trades on the American Stock Exchange under the symbol NBN. The number of shares of common stock outstanding as of June 30, 1997 was 1,274,969. The number of stockholders of record as of September 19, 1997 was approximately 400.

The following table sets forth the high and low sales prices of the Company's common shares and dividends paid during each quarter for fiscal years ending June 30, 1996 and 1997.


     1996-97            High           Low         Div. Pd

-----------------     ---------     ---------     ---------
Jul 1 - Sep 30           13.50         12.50           .08
Oct 1 - Dec 31           14.00         13.00           .08
Jan 1 - Mar 31           14.25         13.25           .08
Apr 1 - Jun 30           14.75         13.75           .08

     1995-96            High           Low         Div. Pd
-----------------     ---------     ---------     ---------
Jul 1 - Sep 30           11.38*        10.75*          .04*
Oct 1 - Dec 31           12.00*        10.75*          .04*
Jan 1 - Mar 31           13.25         11.00           .08
Apr 1 - Jun 30           13.25         12.50           .08

*Adjusted to reflect 100% stock dividend paid on 12/15/95

Northeast Bancorp has 45,454 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into common stock on a two-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series A preferred stock.

Northeast Bancorp has 71,428 shares of Series B preferred stock outstanding. The Series B preferred stock is convertible into common stock on a two-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is no trading market for the Series B preferred stock.

On July 1, 1997, the Company issued a total of 1,070 shares of its common stock, $1.00 par value per share, to Company employees under its 1996 Employee Stock Bonus Plan (the "Plan"). Each employee, other than executive officers who are not eligible to participate in the Plan, received 10 shares. The Plan is a non-voluntary, non-contributory employee bonus plan. No consideration (other than past services of the employees) was paid for the shares. No underwriter was involved in the issuance of the shares, and there was no underwriting discount or commission. There was no solicitation. The shares were not registered under the Securities Act of 1933, as amended, in reliance on SEC Rels. No. 33-6188 and 33-6281.


Item 6.  Selected Financial Data
         -----------------------

                                                 Years Ended
                                                   June 30,
                               ------------------------------------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
                                (Dollars in thousands)
Interest income                $ 20,029  $ 17,994  $ 16,923  $ 14,036  $ 14,359
Interest expense                 10,500     9,128     8,053     6,479     7,155
                               --------  --------  --------  --------  --------
Net interest income               9,529     8,866     8,870     7,557     7,204

Provision for loan losses           578       603       641     1,021       852
Other operating income 1          1,753     1,818     1,697     2,111     1,342
Net securities gains                259       279       419       347       108
Other operating expenses 2        8,438     8,355     7,988     7,011     5,734
Writedowns on equity and debt
  securities                        110        93         0        84        61
                               --------  --------  --------  --------  --------
Income before income taxes        2,415     1,912     2,358     1,899     2,008
Income tax expense                  908       719       869       698       786
Cumulative effect of change in
  accounting principle               -         -         -        260        -
                               --------  --------  --------  --------  --------
Net income                     $  1,507  $  1,193  $  1,489  $  1,461  $  1,222
                               ========  ========  ========  ========  ========
Primary earnings per share 3   $  1.03  $   0.83  $   1.10  $   1.13  $   1.07
Fully diluted earnings per
  share 3                      $  0.96  $   0.79  $   1.02  $   1.08  $   1.07
Cash dividends per common
  share                        $  0.32  $   0.32  $   0.32  $   0.32  $   0.32
Common dividend payout ratio     33.33%    40.51%    15.69%    14.81%    15.02%


                                                 At June 30,
                               ------------------------------------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Total assets                   $261,800  $222,290  $207,509  $190,600  $178,914
Total loans                     206,356   169,851   170,140   158,461   150,756
Total deposits                  154,411   145,195   147,120   124,306   122,497
Total borrowings                 80,292    53,625    37,710    48,420    40,500

Total stockholders' equity       19,901    18,151    17,275    15,756    14,067

Return on assets
 (net income/average assets)      0.63%     0.56%     0.73%     0.80%     0.72%
Return on equity
 (net income/average net worth    7.96%     6.52%     9.08%     9.72%     9.01%
Average equity/average assets     7.90%     8.62%     8.02%     8.23%     7.85%


1 Includes fees for services to customer and gains on sale of loans.
2 Includes salaries, employee benefits and occupancy.
3 Per share data for the years prior to 1996 have been retroactively restated as a result of the stock split in December 1995.


Item  7.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

DESCRIPTION OF OPERATIONS
-------------------------
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. The Company has one wholly-owned banking subsidiary, Northeast Bank, FSB (the

"Bank"), which has branches located in Auburn, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

Prior to July 1, 1996, the Company conducted business as Bethel Bancorp. The Company's board of directors voted to assume the name of Northeast Bancorp as of July 1, 1996. At the 1996 annual meeting, the Company's shareholders approved changing the Company's name from Bethel Bancorp to Northeast Bancorp. On July 1, 1996, the Company's two wholly-owned banking subsidiaries, Bethel Savings Bank, F.S.B. and Brunswick Federal Savings, F.A. merged following receipt of regulatory approval. The merged banking subsidiary's name was changed to Northeast Bank, FSB.

The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent 33% of the Bank's total deposits at June 30, 1997.

The Company relocated its corporate headquarters and opened a new retail banking facility at 232 Center Street, Auburn, Maine, in February, 1997.


FINANCIAL CONDITION
-------------------
The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins, non-interest fee income, and by increasing volume through a larger market area.

The state of Maine's economy in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin and Sagadahoc counties, has stabilized with moderate growth. The banking business has become increasingly competitive over the past several years. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. The Bank believes that the local character of its business and its "community bank" management philosophy will improve its ability to compete in its market areas. The Company has enhanced its product lines and now provides a range of financial services such as loans, deposits and investments through its relationship with Commonwealth Financial Services, Inc., trust services through the Bank's trust department, employee retirement benefits through First New England Benefits ("FNEB"), a division of the Bank's trust department, and leasing services through its relationship with LGIC Leasing.

The Company believes that it has adequate capital, as total equity represents 7.60% of total assets and that its capital position will support future growth and development as well as allow for additional provisions to the allowance for loan losses, if needed, without significant impairment of the financial stability of the Company. The Company's assets totaled $261,799,706 as of June 30, 1997, an increase of $39,510,091 compared to June 30, 1996. Loan volume was enhanced during the 1997 fiscal year due to whole loan purchases on the secondary market. The loans purchased were funded with advances through the Federal Home Loan Bank of Boston ("FHLB"). The Bank has focused its business development efforts towards full service credit packages and financial services, as well as competitively priced mortgage packages.

Cash and cash equivalents increased by $4,095,115 at June 30, 1997 compared to June 30, 1996. The increase in cash equivalents was primarily the result of the timing of cash items clearing through the Federal Reserve and increased liquidity requirements due to the growth of the Bank during fiscal 1997.

The Bank's loan portfolio had a balance of $206,356,137 as of June 30, 1997, which represents an increase of $36,505,213 compared to June 30, 1996. From June 30, 1996 to June 30, 1997, the loan portfolio increased by $33,663,000 in real estate mortgage loans, $400,000 in consumer loans, and by $2,443,000 in commercial loans. During fiscal 1997, the Bank purchased approximately $25,000,000 of residential whole loans on the secondary market. The loans purchased are secured by properties located throughout the State of Maine and were originated and are being serviced by a local Maine bank. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank also maintains a well collateralized position in real estate mortgages.

At June 30, 1997, residential real estate mortgages made up 66% of the total loan portfolio, in which 53% of the residential loans are variable rate products, as compared to 68% and 48%, respectively, at June 30, 1996. It is management's intent to increase the proportion of variable rate residential real estate loans to reduce the interest rate risk in this area.

At June 30, 1997, 19% of the Bank's total loan portfolio is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 87% of the portfolio consists of variable rate products. At June 30, 1996, commercial real estate mortgages made up 15% of the total loan portfolio, in which 83% of the commercial real estate loans were variable rate products. Similar to the residential mortgages, the Bank tries to mitigate credit risk by lending in its local market areas as well as maintaining a well collateralized position in real estate.

Commercial loans make up 8% of the total loan portfolio in which 74% of the balance were variable rate instruments at June 30, 1997. At June 30, 1996 commercial loans made up 8% of the total loan portfolio, of which 87% of the balance were variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank attempts to mitigate losses through lending in accordance with the Company's credit policies.

Consumer loans make up 7% of the total loan portfolio as of June 30, 1997 which compares to 9% at June 30, 1996. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

In fiscal year 1997, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" and Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The effect of adopting the new accounting standards did not have a significant effect on the Company's financial condition, liquidity, or results of operations. These statements are more fully described in footnote 1 to the consolidated financial statements.

The Banks's allowance for loan losses was $2,517,000 as of June 30, 1997 versus $2,549,000 as of June 30, 1996, representing 1.22% and 1.50% of total loans, respectively. The Bank had non-performing loans totaling $2,424,000 and $2,603,000 at June 30, 1997 and 1996, which was 1.17% and 1.53% of total loans, respectively. Non-performing loans represented .93% and 1.17% of total assets at June 30, 1997 and 1996, respectively. The Bank's allowance for loan losses was equal to 104% and 98% of the total non-performing loans at June 30, 1997 and 1996, respectively. At June 30, 1997, the Bank had approximately $586,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of June 30, 1997, the amount of such loans has decreased from the June 30, 1996 amount by $1,955,000. This decrease was primarily due to substandard loans being classified as non-performing or liquidated through the sale of foreclosed assets. Management takes an aggressive posture in reviewing its loan portfolio to classify certain loans substandard. The following table represents the Bank's non-performing loans as of June 30, 1997 and 1996:


                          Description           June 30, 1997     June 30, 1996
                   -------------------------    -------------     -------------
                   1-4 Family Mortgages         $    983,000      $  1,092,000
                   Commercial Mortgages              913,000         1,154,000
                   Commercial Installment            492,000           283,000
                   Consumer Installment               36,000            74,000
                                                -------------     -------------
                   Total non-performing         $  2,424,000      $  2,603,000
                                                =============     =============

Although the growth in non-performing, delinquent and substandard loans has been reversed, management continues to allocate substantial resources to the collection area in an effort to control the amount of such loans. The Bank's delinquent loan accounts, as a percentage of total loans, decreased during the 1997 fiscal year. This decrease was largely due to improved collection efforts and the increase in the Bank's loan portfolio.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

         6/30/94         6/30/95         6/30/96         6/30/97
          2.64%           2.60%           2.77%           1.60%


The level of the allowance for loan losses as a percentage of total loans decreased and the level of the allowance for loan losses as a percentage of total non-performing loans increased at June 30, 1997 compared to June 30, 1996. The decrease in the level of allowance for loan losses as a percentage of total loans was primarily due to the increase in the Bank's total loan portfolio. The decrease was also supported by the Bank's lower delinquency levels and decreased non-performing and substandard loans. As previously discussed, loans classified substandard decreased in the 1997 fiscal year, when compared to the 1996 fiscal year. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of these classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $610,427, $449,860, and $707,634, for the three years ended June 30, 1997, June
30, 1996, and June 30, 1995, respectively.

At June 30, 1997, total impaired loans were $1,661,698, of which $844,457 had related allowances of $369,474. This compares to total impaired loans of $1,530,650, of which $1,063,720 had related allowances of $499,200, at June 30, 1996. During the year ended June 30, 1997, the income recognized related to impaired loans was $50,690 and the average balance of outstanding impaired loans was $1,330,983. This compares to income recognized related to impaired loans of $87,128 and the average balance of impaired loans being $1,799,087 at June 30, 1996. The Bank recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the OTS was on August 19, 1996. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

At June 30, 1997, the Bank had a total of $492,411 in other real estate owned versus $513,831 as of June 30, 1996. The Bank has an allowance for losses on other real estate owned that was established to provide for declines in real estate values and to consider estimated selling costs. The allowance for losses on other real estate owned totaled $50,839 at June 30, 1997 versus $100,000 at June 30, 1996. The Company provided for this allowance through a charge against earnings of $39,000 and $94,711 for the years ended June 30, 1997 and 1996, respectively. In 1997 and 1996, write downs of other real estate owned totaled $88,161 and $-0-, respectively. The Company increased the June 30, 1996 allowance for losses on other real estate owned to provide for additional losses due to its plan to aggressively sell the other real estate owned property. Management periodically receives independent appraisals to assist in its valuation of the other real estate owned portfolio. As a result of its review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

As of June 30, 1997, trading account securities had decreased by $172,621 compared to the balance of such assets at June 30, 1996. This decrease was attributed to the sale of securities in which management traded for net securities gains. Trading account securities consist of equity securities purchased with the intent to be subsequently sold to provide net securities gains, and are carried at market value. Realized and unrealized gains and losses on trading account securities are recognized in the statements of income as they occur. Transactions are accounted for as of the trade date using the specific identification method.

Since the last quarter of fiscal 1995, the remainder of the Company's total securities portfolio has been classified as available for sale. Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholder's equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at June 30, 1997 was $27,603,256 and $27,096,931, respectively. The reduction in carrying value from the cost was primarily attributable to the decline in market value of mortgage-backed securities, which was due to the change in current market prices from the price at the time of purchase. The net unrealized loss on mortgage-backed securities has decreased from $1,164,000 at June 30, 1996 to $410,000 at June 30, 1997 due to improvements in interest rates. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future.

Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 1997, 1996 and 1995, there have been other than temporary declines in values of individual equity securities in the amounts of $110,000, $93,819, and $-0-, respectively. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statements of income.

The Company increased its investment in FHLB stock by $1,293,500, compared to June 30, 1996, due to the increase in FHLB borrowings. As discussed below, the Bank had a large increase in FHLB borrowings to fund loan growth. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

The Bank has used off-balance-sheet risk financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Hence, these instruments have the same elements of credit and interest rate risk. The Company limits its involvement in derivative financial instruments to covered call and put contracts. Gains and losses from entering into these contracts were immaterial to the results of operations of the Company in fiscal 1997, 1996 and 1995. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations. Off-balance-sheet risk financial instruments are more fully described in footnote 18 to the financial statements.

The Company's premises and equipment increased by a net of $384,317 during fiscal 1997. The increase was primarily due to the construction of the new Auburn retail branch as well as the relocation of the Company's headquarters to the Auburn location.

The increase in accrued interest receivable on loans of $125,908 during fiscal 1997 was primarily due to the increase in the loan portfolio. The increase in other assets during fiscal 1997 of $463,774 was primarily due to the increase in federal tax receivables and in deferred tax assets, caused by temporary differences between the Company's financial statements and its tax returns. The balance in real estate held for investment decreased by $98,166, during fiscal 1997 when compared to June 30, 1996, due to the Company establishing an allowance for losses on real estate held for investment of $100,000. The allowance for losses in real estate held for investment totaled $100,000 at June 30, 1997 versus $-0- at June 30, 1996. The Company provided for this allowance through a charge against earnings of $100,000 for the year ended June 30, 1997.

The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered C.D.'s when national deposit interest rates are less than the interest rates on local market deposits as well as to supplement the growth in earning assets. Brokered C.D.'s carry the same risk as local deposit C.D.'s, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates as well as to fund short-term liquidity demands.

Total deposits were $154,410,687 and securities sold under repurchase agreements were $5,098,622 as of June 30, 1997. These amounts represent an increase of $9,215,318 and $1,335,656, respectively, compared to June 30, 1996. Broker deposits represented $7,185,566 of total deposits at June 30, 1997, which increased by $1,538,428 compared to June 30, 1996's $5,647,138 balance. Total borrowings from the FHLB were $78,993,361 as of June 30, 1997, for an increase of $26,870,361 compared to June 30, 1996. Mortgages, free of liens, pledges and encumbrances and certain non-pledged mortgage-backed securities are required to be pledged to secure FHLB advances. The increase in deposits, repurchase agreements and FHLB advances were utilized to fund the loan growth during fiscal 1997.

Notes payable decreased by $203,581 during the 1997 fiscal year due to the scheduled principal payments on the Fleet Bank of Maine loan incurred to finance, in part, the purchase of a bank in prior years. The note is payable in eighteen quarterly principal payments of $76,389. Interest is payable monthly at an 8% fixed rate. Other liabilities increased by $542,966 compared to June 30, 1996, due primarily to increases in accrued expenses and escrow accounts.


CAPITAL RESOURCES & LIQUIDITY
-----------------------------
Liquidity is defined as the ability to meet unexpected deposit withdrawals and increased loan demand of a short-term nature with a minimum loss of principal. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $35,000,000 over and above the 1997 end-of-year advances reported. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's budgeted growth.

Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during fiscal 1997, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposit liquidity base.

Total equity of the Company was $19,900,613 as of June 30, 1997 versus $18,151,242 at June 30, 1996. In March of 1997 Square Lake Holding Corporation exercised 25,000 warrants at an aggregate price of $175,000. Square Lake Holding Corporation is a Maine corporation and subsidiary of a Canadian corporation of which Ronald Goguen is a 95% shareholder and director. Mr. Goguen, who is also a director of this Company, and the affiliates he controls, owns approximately 22.8% of common shares outstanding of the Company. During fiscal 1997, 20,000 stock options were exercised by various employees of the Company. The proceeds from the exercised warrants and options were utilized as general working capital and contributed to the growth of the Company's total equity. As of June 30, 1997, 296,000 shares of unissued common stock are reserved for issuance pursuant to stock options as well as 108,764 outstanding warrants. The Company repurchased 2,030 treasury shares at a cost of $28,420 during fiscal 1997 and 4,100 treasury shares at a cost of $52,277 during fiscal 1996. These treasury shares were utilized in fiscal 1997, for the employee stock bonus and options plans as well as the exercise of warrants. On December 15, 1995, the Company paid a 100% stock dividend to all shareholders. The 1996 and 1995 earnings per share have been restated as a result of the stock dividend. Based in part on this dividend, the common shares outstanding increased to 1,229,910 shares on June 30, 1996.

The total equity to total assets ratio of the Company was 7.60% as of June 30, 1997 and 8.17% at June 30, 1996. The reduction in the equity to assets ratio during fiscal 1997, when compared to fiscal 1996, was primarily due to the Company leveraging the Bank in the purchase of mortgage loans through the increased use of FHLB advances. Book value per common share was $14.04 as of June 30, 1997 versus $13.13 at June 30, 1996.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

Regulations implementing the prompt corrective action provisions of FDICIA became effective December 19, 1992 and defined specific capital categories based on an institution's capital ratios. OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. Regulatory capital requirements are also discussed in footnote 11 of the consolidated financial statements. At June 30, 1997, the Bank was in compliance with regulatory capital requirements as follows:

                                    Northeast Bank, F.S.B.
                        Actual Capital        Required Capital   Excess Capital
                       Amount     Ratio       Amount     Ratio      Amount
                    ------------- ------   ------------- ------   -------------
Tangible capital    $ 17,733,000   6.83%    $  3,892,000  1.50%   $ 13,841,000
Core capital        $ 17,733,000   6.83%    $  7,785,000  3.00%   $  9,948,000
Leverage capital    $ 17,733,000   6.83%    $ 10,380,000  4.00%   $  7,353,000
Risk-based capital  $ 18,840,000  11.89%    $ 12,677,000  8.00%   $  6,163,000



RESULTS OF OPERATIONS
---------------------
Net income for the year ended June 30, 1997 was $1,507,103 versus $1,193,420 for the year ended June 30, 1996 and $1,489,381 for the year ended June 30, 1995. Primary earnings per share was $1.03 and fully diluted earnings per share was $.96 for the year ended June 30, 1997. Primary and fully diluted earnings per share were $.83 and $.79, respectively, for the year ended June 30, 1996 and $1.10 and $1.02, respectively for the year ended June 30, 1995. The weighted average number of shares outstanding in fiscal 1996 and 1995, as well as the reported earnings per share for these two years, have been restated as a result of the Company's 100% stock dividend in December, 1995. The increase in net income for the year ended June 30, 1997, when compared to June 30, 1996, was primarily due to the increase in net interest income and the reduction in the Company's operational expenses, exclusive of the one time FDIC SAIF assessment described below. The Company experienced a reduction in net income in fiscal 1996, as compared to fiscal 1995, primarily due to the expenses attributed to the merger and name change of the subsidiary banks, the costs associated with the acquisition of the Key Bank branches, and the general growth in infrastructure expenses of the Company. The Company's overall return on average assets ("ROAA") was .63% for the year ended June 30, 1997, .56% for the year ended June 30, 1996, and .73% for the year ended June 30, 1995.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF insured deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31,1995. This resulted in an expense of $380,000 which was reflected in the Company's September 30, 1996 quarter end financial statements. During the December 31, 1996 quarter, Congress issued final legislation which enabled certain qualifying institutions to apply for a 20% discount on the special assessment. The Bank received a credit of $83,140 reducing the assessment expense in the December 31, 1996 quarter. The net effect of the one time assessment was $296,860 and decreased the Company's primary earnings per share by $.15 and the fully diluted earnings per share by $.12 for the fiscal year ended June 30, 1997. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks would be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits. If there are no additional deposit assessments in the future, it is anticipated that the Company may save approximately $80,000 annually commencing in fiscal 1998.

The Company's net interest income for the years ended June 30, 1997, June 30, 1996 and June 30, 1995 was $9,529,044, $8,866,458 and $8,870,005, respectively.
Net interest income for fiscal 1997 increased $662,586, or 7.47%, compared to the amount at June 30, 1996. Total interest and dividend income increased $2,034,278 for the year ended June 30, 1997 compared to the year ended June 30, 1996, resulting from the following items: (I) interest income on loans increased by $1,215,252 resulting from an increase of $1,576,666 due to an increase in the volume of loans, which was offset by the decrease of $361,414 due to decreased interest rates on loans, (II) interest and dividend income on investment securities increased by $996,594 resulting from a $986,222 increase due to increased volume and an increase of $10,372 due to increased interest rates on investments, and (III) interest income on short term liquid funds decreased by $177,568 resulting from a $149,079 decrease due to decreased volume and a decrease of $28,489 due to decreased interest rates on deposits at the FHLB and other institutions.

The increase in total interest expense of $1,371,692 for fiscal 1997 compared to 1996 resulted from the following items: (I) interest expense on deposits decreased by $71,369 resulting from a $120,230 increase due to increased deposits, which was more than offset by the decrease of $191,599 due to decreased deposit interest rates, (II) interest expense on repurchase agreements increased by $33,243 resulting from a $46,631 increase due to increased volume offset, in part, by a decrease of $13,388 due to decreasing interest rates, and (III) interest expense on borrowings increased $1,409,818 resulting from an increase of $1,468,418 due to an increase in volume which was offset by the decrease of $58,600 due to the change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1997 versus June 30, 1996


                                               Difference Due to
                                    Volume            Rate            Total
                                 ------------     ------------     ------------
Investments                      $   986,222      $    10,372      $   996,594
Loans                              1,576,666         (361,414)       1,215,252
FHLB & Other Deposits               (149,079)         (28,489)        (177,568)
                                 ------------     ------------     ------------
  Total Interest Earning Assets    2,413,809         (379,531)       2,034,278

Deposits                             120,230         (191,599)         (71,369)
Repurchase Agreements                 46,631          (13,388)          33,243
Borrowings                         1,468,418          (58,600)       1,409,818
                                 ------------     ------------     ------------
  Total Interest-Bearing
    Liabilities                    1,635,279         (263,587)       1,371,692
                                 ------------     ------------     ------------
    Net Interest Income          $   778,530      $  (115,944)     $   662,586
                                 ============     ============     ============

Rate/Volume amounts spread proportionately between Volume and Rate.

Net interest income for fiscal 1996 decreased $3,547, or .04%, compared to the amount for the year ended June 30, 1995. Total interest and dividend income increased $1,071,937 for the year ended June 30, 1996 compared to the year ended June 30, 1995, resulting from the following items: (I) interest income on loans increased by $925,547 resulting from an increase of $518,349 due to an increase in the volume of loans and an increase of $407,198 due to increased interest rates on loans, (II) interest and dividend income on investment securities decreased by $22,088 resulting from a $11,381 increase due to increased volume, which was more than offset by the decrease of $33,469 due to decreased interest rates on investments, and (III) interest income on short term liquid funds increased by $168,478 resulting from a $154,590 increase due to increased volume and an increase of $13,888 due to increased interest rates on deposits at the FHLB and other institutions.

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

Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1996 versus June 30, 1995

                                               Difference Due to

                                    Volume            Rate            Total
                                 ------------     ------------     ------------
Investments                      $    11,381      $   (33,469)     $   (22,088)
Loans                                518,349          407,198          925,547
FHLB & Other Deposits                154,590           13,888          168,478
                                 ------------     ------------     ------------
  Total Interest Earning Assets      684,320          387,617        1,071,937

Deposits                             328,965          654,104          983,069
Repurchase Agreements                 82,258             (969)          81,289
Borrowings                          (161,857)         172,983           11,126
                                 ------------     ------------     ------------
  Total Interest-Bearing
    Liabilities                      249,366          826,118        1,075,484
                                 ------------     ------------     ------------
    Net Interest Income          $   434,954      $  (438,501)     $    (3,547)
                                 ============     ============     ============


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

Approximately 22% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 36% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses was $578,427 for fiscal 1997 compared to $602,860 and $640,634 for 1996 and 1995, respectively. Net charge-offs amounted to $610,427 during fiscal 1997 versus $449,860 and $707,634 for 1996 and 1995, respectively. The Bank intends to continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $2,011,856 for the year ended June 30, 1997, $2,097,191 for June 30, 1996 and $2,116,442 for June 30, 1995. Generally, the Bank continues to generate an increasing level of non-interest income through service charges and fees for other services. This component totaled $775,874 for the year ended June 30, 1997, $737,229 for the year ended June 30, 1996 and $679,495 for June 30, 1995. The increase in 1997 was primarily due to growth in the deposit accounts and other branch services.

Net securities gains were $259,430, $278,895, and $419,313 for fiscal 1997, 1996 and 1995, respectively. The major reason for the increase in 1995 was that the Company sold some of its available for sale and trading securities, taking advantage of the fluctuation in higher market prices.

Gains on the sale of loans amounted to $201,418 for fiscal 1997 and was a decrease of $50,179 compared to the balance in fiscal 1996. Gains on the sale of loans amounted to $251,597 for fiscal 1996 and was an increase of $90,615 compared to $160,982 for fiscal 1995. The decrease in gain on sales of loans in 1997, compared to 1996, was primarily due to the Bank's reduced volume in underwriting and selling Freddie Mac, Fannie Mae and SBA guaranteed commercial loans. Gains on the sale of loans in fiscal 1996 increased due to increased volume in underwriting Freddie Mac and Fannie Mae loans. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others that the Bank originated and sold. The outstanding balance of such loans decreased from approximately $39,940,000 at June 30, 1996 to $34,683,000 at June 30, 1997. In addition to loans originated and sold by the Company, during 1993 the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $7,826,000 and $9,676,000 at June 30, 1997 and 1996, respectively. Fees for servicing loans were $275,496 for the year ended June 30, 1997 versus $302,261 and $306,220 for the years ended June 30, 1996 and 1995, respectively.

Total non-interest expense for the Company was $8,547,773 for fiscal 1997, $8,448,757 for fiscal 1996, and $7,987,877 for fiscal 1995. The increase in non-interest expense of $99,016 for fiscal 1997 compared to 1996 was due, in part, to the following items: (I) occupancy expense increased by $25,811 due to the expenses associated with the opening of the new Auburn retail branch, (II) equipment expense increased by $32,005 due to the depreciation expense associated with the new Auburn branch equipment as well as general maintenance costs, and (III) FDIC deposit insurance increased by $248,833 primarily due to the SAIF assessment described above. The non-interest expense increases above were offset by the reduction of $119,782 in compensation expense due to the Company restructuring its internal departments.

Other operating expenses decreased by $87,851 in fiscal 1997 compared to 1996 primarily due to the following: a decrease of $12,000 in business insurances and computer services due to the savings in merging the two subsidiary banks, a decrease of $56,000 in other real estate owned expenses, a decrease of $15,000 in deposit expenses due to the merger of the subsidiary banks, a decrease of $21,000 in telephone expenses due to the Company's telephone network system, a decrease of $17,000 in postage due to savings in bulk mailing prices, a decrease of $30,000 in travel & meeting expenses, a decrease of $36,000 in correspondent banking fees due to the merger of the subsidiary banks, and a decrease of $84,000 in the Company's other general business expenses. These decreases in other expenses were primarily offset by the following increases: an increase of $86,000 due to hiring third party consultants for marketing and compliance and an increase of $98,000 in advertising expense to continue the Company's strategy in increasing market exposure.

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

PENDING MERGER
--------------
On May 9, 1997 the Company entered into a definitive agreement to merge the Bank with Cushnoc Bank and Trust Company ("Cushnoc") of Augusta, Maine. The agreement has been approved by the Company's and Cushnoc's Board of Directors and is subject to approval by Cushnoc's shareholders. On August 29, 1997, the Company received approval from OTS, subject to certain conditions, to merge the Bank and Cushnoc. At March 31, 1997, Cushnoc had approximately $21,000,000 in total assets and $2,200,000 in stockholder's equity. Under the terms of the agreement, the Company will issue 2.089 shares of its common stock for each share of Cushnoc, which has 90,000 common shares outstanding. The acquisition will be accounted for under the pooling of interest method. The merger of Cushnoc and the Bank is expected to occur during the fourth quarter of calendar year 1997.

MARKET RISKS
------------
The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company's portfolio of trading assets is immaterial, the Company is not exposed to significant market risk from trading activities. The Company does not currently use derivatives to manage market and interest rate risks.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitors and coordinates the Company's sources, uses and pricing of funds. The committee is also involved in formulating the economic projections for the Company's budget and strategic plan.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management has undertaken steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. In recent years, the focus has been to originate adjustable rate residential and commercial real estate loans, which reprice or mature more quickly than fixed-rate real estate loans. The Company also originates adjustable-rate consumer loans and commercial business loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one year U.S. Treasury Bills.

The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates (rate shock) over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on the Company's historical prepayment speeds on assets and liabilities when interest rates increase or decrease by 200 basis points or greater. The model factors in projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's increased ability to control the rates on deposit products than over adjustable-rate loans tied to published indices.

Based on the information and assumptions in effect at June 30, 1997, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

The table below represents in tabular form contractual balances of the Company's on balance sheet financial instruments in U.S. dollars at the expected maturity dates as well as the fair value of those on balance sheet financial instruments for the period ended June 30, 1997. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and does not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty four months. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 1997.

The fair value of cash, interest bearing deposits at other banks, and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHL Bank stock does not have a market and the fair value is unknown. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers.The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximate the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of the note payable approximates the carrying value due to the note payable's interest rate approximating market rates.



Market Risk
6/30/97
(In Thousands)


                                      Expected Maturity Date
                                                                There-           Fair
                        6/30/98 6/30/99 6/30/00 6/30/01 6/30/02  after   Total   Value
                        ------- ------- ------- ------- ------- ------- ------- -------
Financial Assets:
Cash                    $    -- $    -- $    -- $    -- $    -- $ 5,152 $ 5,152 $ 5,152
 Weighted Average
  Interest Rate              --      --      --      --      --      --      --      --
Interest Bearning
 Deposits at other Banks
  Variable Rate              --      --      --      --      --  10,509  10,509  10,509
  Weighted Average
   Interest Rate             --      --      --      --      --   5.77%   5.77%
Available for Sale
 Securities
 US Government
  Treasuries & Agencies
  Fixed Rate                249      --      --     250      --   1,000   1,499   1,455
  Weighted Average
   Interest Rate          5.35%      --      --   5.40%      --   7.18%   6.57%
 Corporate Bonds
  Fixed Rate                 --      --      --      --      --     149     149     143
  Weighted Average
   Interest Rate             --      --      --      --      --   5.95%   5.95%
 Mortgage Backed

  Securities
   Fixed Rate             1,742   1,917   2,110   2,320   2,553  14,416  25,058  24,648
   Weighted Average
   Interest Rate          7.15%   7.15%   7.15%   7.15%   7.15%   7.15%   7.15%
 Equity Securities          897      --      --      --      --      --     897     851
  Dividend Yield          3.82%      --      --      --      --      --   3.82%
FHLB Stock                   --      --      --      --      --   3,950   3,950   3,950 (1)
 Weighted Average
  Interest Rate              --      --      --      --      --   6.50%   6.50%
Loans Held For Sale
 Fixed Rate                 240      --      --      --      --      --     240     242
 Weighted Average
  Interest Rate           8.19%      --      --      --      --      --   8.19%
Loans
 Residential Mortgages
  Fixed Rate              9,211   9,263  10,165  11,139  12,225  12,497  64,500  65,950
  Weighted Average
   Interest Rate          8.80%   8.94%   8.93%   8.93%   8.93%   8.92%   8.91%
  Variable Rate          10,144  10,624  11,760  12,537  13,420  13,205  71,690  71,402
  Weighted Average
   Interest Rate          8.89%   8.82%   8.82%   8.78%   8.74%   8.71%   8.79%
 Commercial Real Estate
  Fixed Rate                605     711     746   1,087   1,082     933   5,164   4,705
  Weighted Average
   Interest Rate          9.35%   9.40%   9.17%   9.20%   9.19%   9.09%   9.22%
  Variable Rate           5,810   4,409   5,640   5,041   5,220   7,664  33,784  32,982
  Weighted Average
   Interest Rate         10.03%  10.10%  10.14%  10.15%  10.12%  10.12%  10.11%
 Commercial
  Fixed Rate              1,315     644   1,020   1,013     193      28   4,213   4,060
  Weighted Average
   Interest Rate         11.05%   9.93%  10.23%  10.13%   9.24%   8.67%  10.37%
  Variable Rate           4,400   2,022   1,173   1,653   1,311   1,690  12,249  11,896
  Weighted Average
   Interest Rate          9.81%   9.91%  10.51%  10.46%  10.53%  10.72%  10.18%
 Consumer
  Fixed Rate              1,911   2,209   2,447   2,845   1,351   2,822  13,585  13,016
  Weighted Average
   Interest Rate         10.25%  10.39%  10.23%   9.63%  11.18%  11.15%  10.42%
  Variable Rate             254     132     216     137     142     290   1,171   1,154
  Weighted Average
   Interest Rate          9.51%   8.56%   8.75%   8.46%   8.57%   8.89%   8.87%
Interest Receivable       1,480      --      --      --      --      --   1,480   1,480
  Weighted Average

   Interest Rate             --      --      --      --      --      --      --

Finanical Liabilities:
Deposits (with no
 stated maturity)
 Demand Deposits             --      --      --      --      --  12,056  12,056  12,056
  Weighted Average
   Interest Rate             --      --      --      --      --      --      --
 NOW                         --      --      --      --      --  11,429  11,429  11,429
  Weighted Average
   Interest Rate             --      --      --      --      --   1.26%   1.26%
 Money Market                --      --      --      --      --  12,318  12,318  12,318
  Weighted Average
   Interest Rate             --      --      --      --      --   3.44%   3.44%
 Regular Savings             --      --      --      --      --  20,389  20,389  20,389
  Weighted Average
   Interest Rate             --      --      --      --      --   2.60%   2.60%
 Time Deposits
  Fixed Rate             69,621  15,259   5,088   2,451   4,670      10  97,099  97,591
   Weighted Average
    Interest Rate         6.55%   5.89%   6.35%   6.20%   6.44%   5.00%   6.42%
  Variable Rate             759     361      --      --      --      --   1,120   1,120
   Weighted Average
    Interest Rate         5.01%   5.06%      --      --      --      --   5.03%
 Repurchase Agreements
  Fixed Rate                616      --      --      --      --      --     616     616
  Weighted Average
   Interest Rate          5.18%      --      --      --      --      --   5.18%
  Variable Rate           4,483      --      --      --      --      --   4,483   4,483
  Weighted Average
   Interest Rate          4.12%      --      --      --      --      --   4.12%
FHLB Advances
  Fixed Rate             53,408  15,606   3,000     273   1,442   4,264  77,993  77,987
  Weighted Average
   Interest Rate          5.71%   5.72%   6.27%   6.40%   6.30%   6.58%   5.80%
  Variable Rate           1,000      --      --      --      --      --   1,000   1,003
  Weighted Average
   Interest Rate          6.20%      --      --      --      --      --   6.20%
Notes Payable
  Fixed Rate                306     306     306     306      75      --   1,299   1,299
  Weighted Average
   Interest Rate          8.00%   8.00%   8.00%   8.00%   8.00%      --   8.00%

(1)  FHLB stock does not have a market; therefore, its fair value is unknown.

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

RECENT ACCOUNTING DEVELOPMENTS
------------------------------
In February, 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 supersedes APB Opinion No. 15,"Earnings Per Share" (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. Management has not determined the impact of Statement 128.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure"("Statement 129"). This Statement was issued in connection with Statement 128,"Earnings Per Share". It is not expected that the issuance of Statement 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions. Statement 129 is effective for financial statements for periods ending after December 15, 1997. Management does not expect the requirements of Statement 129 to have a material impact on capital disclosures.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. Statement 130 is effective for both interim and annual periods after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Management has not determined the impact of the adoption of Statement No. 130.

In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Management has not determined the impact of the adoption of Statement 131.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology; such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial securities markets, and the availability of and the costs associated with sources of liquidity.

Item 7A.    Quantiture and Qualitative Disclosure about Market Risk
            -------------------------------------------------------
             See Item 7, above.

Item 8.     Financial Statements and Supplementary Data
            ___________________________________________

       a.     Financial Statements Required by Regulation S-X
            _________________________________________________

                      NORTHEAST BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           June 30, 1997 and 1996

     ASSETS                                      1997               1996
     ______                                 _______________   _______________
Cash and due from banks                     $    5,152,222    $    3,386,263
Interest bearing deposits                          443,021           650,430
Federal Home Loan Bank overnight deposits       10,066,000         7,529,435
                                            _______________   _______________
                                                15,661,243        11,566,128

Trading account securities, at market value         25,000           197,621
Available for sale securities, at market

   value (notes 2, 8 and 10)                    27,096,931        29,650,319
Loans held for sale (note 3)                       240,000           448,475
Loans receivable (notes 4 and 8):
 Mortgage loans:
  Residential real estate                      135,607,761       111,901,516
  Construction loans                             3,220,448         5,012,583
  Commercial real estate                        37,567,609        27,123,743
                                            _______________   _______________
                                               176,395,818       144,037,842
 Less:
  Undisbursed portion of construction loans      1,076,936         2,243,814
  Net deferred loan origination fees               151,609           289,340
                                            _______________   _______________
  Total mortgage loans                         175,167,273       141,504,688
 Commercial loans                               16,432,937        13,990,220
 Consumer and other loans                       14,755,927        14,356,016
                                            _______________   _______________
                                               206,356,137       169,850,924
 Less allowance for loan losses                  2,517,000         2,549,000
                                            _______________   _______________
  Net loans                                    203,839,137       167,301,924

Premises and equipment - net (note 5)            3,960,703         3,576,386
Other real estate owned - net (note 6)             492,411           513,831
Real estate held for investment - net of an
   allowance for losses of $100,000 at June
   30, 1997 and $0 at June 30, 1996                361,654           459,820
Accrued interest receivable - loans              1,220,463         1,094,555
Accrued interest receivable - investments          259,666           257,708
Federal Home Loan Bank stock, at cost
   (note 8)                                      3,949,700         2,656,200
Goodwill, net of accumulated amortization of
   $1,236,433 in 1997 and $940,059 in 1996
   (note 16)                                     2,220,289         2,557,913
Other assets (note 15)                           2,472,509         2,008,735
                                            _______________   _______________
                                            $  261,799,706    $  222,289,615
                                            ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY             1997              1996
____________________________________        _______________   _______________
Liabilities:
 Deposits (note 7):
  Demand                                    $   12,056,336    $   11,424,481
  NOW                                           11,428,705        13,516,135
  Money market                                  12,317,349        12,291,543
  Regular savings                               20,389,221        21,884,843
  Brokered deposits                              7,185,566         5,647,138
  Certificates of deposit under $100,000        74,259,842        64,962,559
  Certificates of deposit $100,000 or more      16,773,668        15,468,670
                                            _______________   _______________
  Total deposits                               154,410,687       145,195,369

 FHLB Borrowings (note 8)                       78,993,361        52,123,000
 Notes payable (note 9)                          1,298,611         1,502,192
 Securities sold under repurchase

    agreements (notes 2 and 10)                  5,098,622         3,762,966
 Other liabilities                               2,097,812         1,554,846
                                            _______________   _______________
  Total liabilities                            241,899,093       204,138,373

Commitments and contingent liabilities
   (notes 9, 16, 17 and 18)

Stockholders' equity (notes 11, 12, 13
   and 17):
 Series A cumulative convertible preferred
    stock; $1 par value, 1,000,000 shares
    authorized; 45,454 shares issued and
    outstanding                                    999,988           999,988
 Series B cumulative convertible preferred
    stock; $1 par value, 1,000,000 shares
    authorized; 71,428 shares issued and
    outstanding                                    999,992           999,992
 Common stock, $1 par value, 3,000,000
    shares authorized;   1,274,969 and 1,234,010
    shares issued at June 30, 1997 and 1996,
    respectively; 1,274,969 and 1,229,910
    shares outstanding in 1997 and 1996,
    respectively                                 1,274,969         1,234,010
 Additional paid-in capital                      5,639,507         5,455,852
 Retained earnings                              11,320,332        10,351,031
 Net unrealized losses on available for
    sale securities (note 2)                      (334,175)         (837,354)
 Treasury stock at cost, 4,100 shares at
    June 30, 1996                                      -             (52,277)
                                            _______________   _______________
  Total stockholders' equity                    19,900,613        18,151,242
                                            _______________   _______________
                                            $  261,799,706    $  222,289,615
                                            ===============   ===============

See accompanying notes.

                       NORTHEAST BANCORP AND SUBSIDIARY
                       Consolidated Statements of Income
                   Years Ended June 30, 1997, 1996, and 1995


                                      1997           1996           1995
                                  _____________  _____________  _____________
Interest and dividend income:
 Interest on loans                $ 17,225,937   $ 16,010,685   $ 15,085,138
 Interest on Federal Home Loan
   Bank overnight deposits             391,059        567,915        393,497
 Interest on investments held to
   maturity, excluding mortgage
   backed securities                       -              -           75,691
 Interest and dividends on

   available for sale securities       135,307         89,684         60,159
 Interest on mortgage backed
   securities                        2,029,224      1,149,407      1,088,420
 Dividends on Federal Home Loan
   Bank stock                          219,916        148,762        189,980
 Other interest income                  27,697         28,409         30,040
                                  _____________  _____________  _____________
  Total interest income             20,029,140     17,994,862     16,922,925

Interest expense:
 Deposits (note 7)                   6,354,803      6,426,172      5,443,103
 Repurchase agreements                 199,453        166,210         84,921
 Borrowed funds                      3,945,840      2,536,022      2,524,896
                                  _____________  _____________  _____________
  Total interest expense            10,500,096      9,128,404      8,052,920
                                  _____________  _____________  _____________
  Net interest income before
    provision for loan losses        9,529,044      8,866,458      8,870,005

Provision for loan losses (note 4)     578,427        602,860        640,634
                                  _____________  _____________  _____________
  Net interest income after
    provision for loan losses        8,950,617      8,263,598      8,229,371

Noninterest income:
Fees and service charges on loans      181,490        188,410        200,782
 Fees for other services to
   customers                           594,384        548,819        478,713
 Net securities gains (note 2)         171,080        231,344         49,045
 Gain on trading securities             88,350         47,551        370,268
 Gain on sales of loans (note 3)       201,418        251,597        160,982
 Loan servicing fees                   275,496        302,261        306,220
 Other income                          499,638        527,209        550,432
                                  _____________  _____________  _____________
  Total noninterest income           2,011,856      2,097,191      2,116,442

Noninterest expense:
 Salaries and employee benefits
   (note 17)                      $  4,033,378   $  4,153,160   $  3,977,800
 Occupancy expense (note 5)            636,818        611,007        510,360
 Equipment expense (note 5)            793,550        761,545        691,588
 FDIC insurance expense (note 11)      387,275        138,442        307,173
 Other (notes 2 and 14)              2,696,752      2,784,603      2,500,956
                                  _____________  _____________  _____________
  Total noninterest expense          8,547,773      8,448,757      7,987,877
                                  _____________  _____________  _____________
Income before income taxes           2,414,700      1,912,032      2,357,936

Income tax expense (note 15)           907,597        718,612        868,555
                                  _____________  _____________  _____________
  Net income                      $  1,507,103   $  1,193,420   $  1,489,381
                                  =============  =============  =============

Net income per common share
  (notes 12 and 17):
 Primary earnings per share               1.03            .83           1.10
 Fully diluted earnings per share          .96            .79           1.02


See accompanying notes.


                         NORTHEAST BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended June 30, 1997, 1996 and 1995


                                            Preferred Stock       Common
                                            Series A and B         Stock
                                            _______________   _______________
Balance at June 30, 1994                    $    1,999,980    $      547,400

 Net income                                            -                 -
 Decrease in net unrealized losses on
   available for sale securities                       -                 -
 Issuance of common stock                              -                 102
 Dividends on preferred stock                          -                 -
 Dividends on common stock at $.32 per share           -                 -
                                            _______________   _______________
Balance at June 30, 1995                         1,999,980           547,502

 Net income                                            -                 -
 Common stock - warrants exercised                     -              50,000
 Stock split in the form of a dividend                 -             597,743
 Increase in net unrealized losses on
   available for sale securities                       -                 -
 Treasury stock purchased                              -                 -
 Issuance of common stock                              -                 765
 Stock options exercised                               -              38,000
 Dividends on preferred stock                          -                 -
 Dividends on common stock at $.32 per share           -                 -
                                            _______________   _______________
Balance at June 30, 1996                         1,999,980         1,234,010

 Net income                                            -                 -
 Issuance of common stock through exercise
   of stock options and purchase of treasury
   stock                                               -              20,000
 Exercise of stock warrants                            -              19,940
 Decrease in net unrealized losses on
   available for sale securities                       -                 -
 Treasury stock issued - employee stock
   bonus                                               -                 -
 Issuance of common stock                              -               1,019
 Dividends on preferred stock                          -                 -
 Dividends on common stock at $.32 per share           -                 -
                                            _______________   _______________
Balance at June 30, 1997                    $    1,999,980    $    1,274,969
                                            ===============   ===============

See accompanying notes.


                                                Net Unrealized
  Additional                                       Losses on
   Paid-in         Treasury        Retained      Available for
   Capital          Stock          Earnings     Sale Securities      Total
______________  ______________  ______________  _______________  ______________
$  4,640,968    $        -      $  9,006,038    $     (438,023)  $ 15,756,363
         -               -         1,489,381               -        1,489,381
         -               -               -             342,516        342,516
       2,091             -               -                 -            2,193
         -               -          (140,000)              -         (140,000)
         -               -          (175,175)              -         (175,175)
______________  ______________  ______________  _______________  ______________
   4,643,059             -        10,180,244           (95,507)    17,275,278

         -               -         1,193,420               -        1,193,420
     650,000             -               -                 -          700,000
         -               -          (597,743)              -              -
         -               -               -            (741,847)      (741,847)
         -           (52,277)            -                 -          (52,277)
      10,793             -               -                 -           11,558
     152,000             -               -                 -          190,000
         -               -          (139,999)              -         (139,999)
         -               -          (284,891)              -         (284,891)
______________  ______________  ______________  _______________  ______________
   5,455,852         (52,277)     10,351,031          (837,354)    18,151,242

         -               -         1,507,103               -        1,507,103

      83,450         (28,420)            -                 -           75,030
      88,005          67,055             -                 -          175,000
         -               -               -             503,179        503,179
        (268)         13,642             -                 -           13,374
      12,468             -               -                 -           13,487
         -               -          (139,997)              -         (139,997)
         -               -          (397,805)              -         (397,805)
______________  ______________  ______________  _______________  ______________
$  5,639,507    $        -      $ 11,320,332    $     (334,175)  $ 19,900,613
==============  ==============  ==============  ===============  ==============


See accompanying notes.


                          NORTHEAST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1997, 1996 and 1995



                                       1997           1996           1995
                                  ______________ ______________ ______________
Cash flows from operating
 activities:
  Net income                      $  1,507,103   $  1,193,420   $  1,489,381
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Provision for loan losses          578,427        602,860        640,634
    Provision for losses on other
      real estate owned                 39,000         94,711        107,173
    Provision for losses on real
      estate held for investment       100,000            -              -
    Treasury stock bonused to
      employees                         13,374            -              -
    Deferred income tax expense
      (benefit)                        (72,290)        19,236        122,143
    Depreciation of premises and
      equipment and other              597,573        675,232        606,604
    Goodwill amortization              296,374        308,913        235,098
    Net gain on sale of available
      for sale securities             (171,080)      (231,344)       (49,045)
    Net gains on sale of loans        (201,418)      (251,597)      (160,982)
    Originations of loans held
      for sale                      (2,178,115)   (11,585,640)    (4,273,878)
    Proceeds from sale of loans
      held for sale                  2,430,823     11,781,652      4,325,745
    Net change in trading account
      securities                       172,621       (196,246)       171,696
    Other                              (98,542)       (52,921)       (26,174)
    Change in other assets and
      liabilities:
        Increase in interest
         receivable                   (127,866)      (213,557)      (291,215)
        Increase in other assets
         and liabilities               (54,046)       (39,262)      (326,872)
                                  ______________ ______________ ______________
 Net cash provided by operating
   activities                        2,831,938      2,105,457      2,570,308

Cash flows from investing
 activities:
  Proceeds from the sale of
    available for sale securities   12,379,650     16,858,222     12,179,897
  Purchase of available for sale
    securities                     (11,277,560)   (38,104,596)    (1,265,840)
  Proceeds from maturities and
    principal payments on
    available for sale securities    2,384,771        851,639        335,432
  Proceeds from maturities and
    principal payments on held to
    maturity securities                    -              -        1,645,454
  Purchase of held to maturity
    securities                             -              -      (12,399,309)
  Purchases of loans               (25,425,642)           -              -


  Net increase in loans            (11,933,101)      (142,079)   (11,905,988)
  Additions to premises and
    equipment                       (1,028,625)      (398,937)      (936,647)
  Proceeds from sale of
    investment in real estate              -           24,251        238,189
  Purchase of investment in real
    estate and improvements             (6,156)       (40,068)       (13,397)
  Proceeds from sale of other
    real estate owned                  519,871        585,798        581,880
  (Purchase) sale of Federal Home
    Loan Bank stock                 (1,293,500)      (506,200)       195,000
  Cash received from acquisition
    of bank branches                       -              -       25,547,199
                                  ______________ ______________ ______________
 Net cash (used) provided by
   investing activities            (35,680,292)   (20,871,970)    14,201,870

Cash flows from financing
 activities:
  Net increase (decrease) in
    deposits                      $  9,215,318      $ (1,924,501)  $ (4,930,902)
  Net increase in repurchase
    agreements                       1,335,656      1,177,579      2,585,387
  Dividends paid                      (537,802)      (424,890)      (315,175)
  Treasury stock purchased             (28,420)       (52,277)           -
  Stock options exercised              103,450        190,000            -
  Warrants exercised                   175,000        700,000            -
  Issuance of common stock              13,487         11,558          2,193
  Net borrowings (payments) from
    (to) Federal Home Loan Bank     26,870,361     16,423,000    (10,200,000)
  Principal payments on notes
    payable                           (203,581)      (507,899)      (510,115)
                                  ______________ ______________ ______________
 Net cash provided (used) by
   financing activities             36,943,469     15,592,570    (13,368,612)
                                  ______________ ______________ ______________
Net increase (decrease) in cash
  and cash equivalents               4,095,115     (3,173,943)     3,403,566

Cash and cash equivalents,
  beginning of year                 11,566,128     14,740,071     11,336,505
                                  ______________ ______________ ______________
Cash and cash equivalents, end
  of year                         $ 15,661,243   $ 11,566,128   $ 14,740,071
                                  ============== ============== ==============
Supplemental schedule of cash
  flow information:
   Interest paid                  $ 10,356,006   $  9,103,639   $  7,997,123
   Income taxes paid                   620,000        913,000        794,000

Supplemental schedule of noncash
  investing and financing
  activities:
   Transfer from loans to other
    real estate owned             $    538,019   $    314,718   $    827,304
   Transfer from other real

    estate owned to loans                  -              -          382,718
   Loans originated to finance
    the sales of other real
    estate owned                           -          184,732        399,550
   Transfer of securities into
    available for sale securities,
    at fair value                          -              -       18,821,933
   Transfer of securities out of
    held to maturity securities,
    at amortized cost                      -              -      (18,774,672)
   Net change in valuation for
    unrealized losses on available
    for sale securities                503,179        741,847       (295,255)
   Net change in deferred taxes
    for unrealized losses on
    available for sale securities      259,214        382,164       (176,446)

In connection with the acquisition of bank branches in 1995, the Company assumed deposit liabilities (see note 16).

See accompanying notes.


                         NORTHEAST BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997, 1996 and 1995


1. Summary of Significant Accounting Policies
   __________________________________________

   The accounting and reporting policies of Northeast Bancorp and Subsidiary (the Company) conform to generally accepted accounting principles and general practice within the banking industry.

   Business
   ________

   Northeast Bancorp provides a full range of banking services to individual and corporate customers throughout south central and western Maine through its wholly owned subsidiary, Northeast Bank, F.S.B. The bank is subject to competition from other financial institutions. The bank is subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS) and undergoes periodic examinations by these agencies. Prior to July 1, 1996, the Company conducted business as Bethel Bancorp.

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


   Principles of Consolidation
   ___________________________

   The accompanying consolidated financial statements include the accounts of Northeast Bancorp, a savings and loan holding company, and its wholly-owned subsidiary, Northeast Bank, F.S.B. (including the bank's wholly-owned subsidiary, Northeast Financial Services, Inc.)

   All significant intercompany transactions and balances have been eliminated in consolidation.

   Cash Equivalents
   ________________

   Cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 1997, the reserve balance was approximately $503,000.

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

     Available for Sale Securities
     _____________________________

     Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other than temporary, the loss is charged to other expense in the consolidated statements of income as a writedown. Premiums and discounts are amortized and accreted over the term of the securities on the level yield method adjusted for prepayments. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

   Federal Home Loan Bank Stock
   ____________________________

   Federal Home Loan Bank stock is carried at cost.

   Loans Held for Sale and Mortgage Banking Activities
   ___________________________________________________

   Loans originated for sale are specifically identified and carried at the lower of aggregate cost or estimated market value, estimated based on bid quotations from loan dealers.

   Effective July 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 122, Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65.
   Statement No. 122 requires that the Company recognize as separate assets the rights to service mortgage loans for others, and requires the assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. This assessment includes servicing rights capitalized prior to adoption of Statement No. 122. As required by Statement No. 122, the Company capitalizes mortgage servicing rights at their allocated cost based on the relative fair values upon the sale of the related loans. The impact of adoption of Statement No. 122 was not material to the Company's financial position, liquidity or results of operations.

   Effective January 1, 1997, the Company adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities. The impact of adoption of Statement No. 125 was not material to the Company's financial position, liquidity or results of operations.

   The Company's mortgage servicing rights asset at June 30, 1997 and 1996 is not material and is included in other assets in the consolidated statements of financial position.

   Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as gain on sales of mortgage loans in the consolidated statements of income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans.

   Mortgage servicing rights are amortized on an accelerated method over the estimated weighted average life of the loans. Amortization is recorded as a charge against loan servicing fee income. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

   Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as loan servicing fees income when received. Loan servicing costs are charged to noninterest expenses when incurred.

   Loans
   _____

   Loans are carried at the principal amounts outstanding plus premiums paid reduced by partial charge-offs and net deferred loan fees. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectibility of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are classified as
   impaired when it is   probable that the Company will not be able to collect
   all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

   Long-lived assets are evaluated periodically for other-than-temporary impairment. An assessment of recoverability is performed prior to any writedown of the asset. If circumstances suggest that their value may be permanently impaired, then an expense would be charged in the current period.

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

   Real Estate Held for Investment
   _______________________________

   Real estate properties held for investment are carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or fair value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The Company recorded an allowance for losses of $100,000 during the year ended June 30, 1997 in accordance with the provisions of FASB Statement No. 121. The provision has been included as a reduction to other income on the statement of income.

   Goodwill
   ________

   Goodwill arising from acquisitions is being amortized on a straight-line basis over ten to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

   Advertising Expense
   ___________________

   Advertising costs are expensed as incurred. Advertising costs were approximately $145,000, $47,000 and $55,000, for the years ended June 30, 1997, 1996 and 1995, respectively.

   Reclassification
   ________________

   Certain prior year accounts and balances in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Available for Sale Securities
   _____________________________

   A summary of the cost and approximate fair values of available for sale securities at June 30, 1997 and 1996 follows:

                                      1997                     1996
                            ________________________  ________________________
                                            Fair                      Fair
                               Cost         Value        Cost         Value
                            ___________  ___________  ___________  ___________
   Debt securities issued
    by the U.S. Treasury
    and other U.S.
    Government corporations
    and agencies            $ 1,498,913  $ 1,455,788  $ 1,497,111  $ 1,424,690
   Corporate bonds              149,694      142,750      149,646      139,005
   Equity securities            896,739      850,582      462,167      440,330
   Mortgage-backed
    securities               25,057,910   24,647,811   28,810,113   27,646,294
                            ___________  ___________  ___________  ___________
                            $27,603,256  $27,096,931  $30,919,037  $29,650,319
                            ===========  ===========  ===========  ===========

   The gross unrealized gains and unrealized losses on available for sale securities are as follows:


                                     1997                       1996
                            ________________________  ________________________
                               Gross        Gross        Gross        Gross
                            Unrealized   Unrealized   Unrealized   Unrealized
                               Gains       Losses        Gains       Losses
                            ___________  ___________  ___________  ___________

   Debt securities issued
    by the U. S. Treasury
    and other U. S.
    Government corporations
    and agencies            $      -     $   43,125   $      -     $    72,421
   Corporate bonds                 -          6,944          -          10,641
   Equity securities            28,965       75,122        5,321        27,158
   Mortgage-backed
    securities                  37,503      447,602       17,664     1,181,483
                            ___________  ___________  ___________  ___________
                            $   66,468   $  572,793   $   22,985   $ 1,291,703
                            ===========  ===========  ===========  ===========

   At June 30, 1997, investment securities with a market value of approximately $9,161,000 were pledged as collateral to secure outstanding repurchase agreements.

   At June 30, 1997 and 1996, included in net unrealized losses on available for sale securities as a reduction to stockholders' equity are net unrealized losses of $506,325 and $1,268,718, respectively, net of the deferred tax effect of $172,150 and $431,364, respectively.

   The cost and fair values of available for sale securities at June 30, 1997 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Fair
                                                      Cost         Value
                                                  ____________   ____________
   Due in one year                                $   248,913    $   248,913
   Due after one year through five years              250,000        242,500
   Due after five years through ten years             149,694        142,750
   Due after ten years                              1,000,000        964,375
                                                  ____________   ____________
                                                    1,648,607      1,598,538
   Mortgage-backed securities (including
   securities with interest rates ranging
   from 5.15% to 8.5% maturing September 2003
   to January 2027)                                25,057,910     24,647,811
   Equity securities                                  896,739        850,582
                                                  ____________   ____________
                                                  $27,603,256    $27,096,931
                                                  ============   ============


   The realized gains and losses on available for sale securities for the year ended June 30, 1997 were $171,205 and $125, respectively, for the year ended June 30, 1996 were $248,542 and $17,198, respectively, and for the year ended June 30, 1995 were $280,257 and $231,212, respectively.

   Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. At June 30, 1997, 1996 and 1995, write-downs of available for sale securities were $110,000, $93,819 and $0, respectively, and are included in other expense in the statements of income.

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


3. Loans Held for Sale
   ___________________

   A summary of the carrying value and market value of loans held for sale at June 30, 1997 and 1996 follows:

                                June 30, 1997             June 30, 1996
                           _______________________   _______________________
                            Carrying      Market      Carrying      Market
                             Value        Value        Value        Value
                           __________   __________   __________   __________
   Real estate mortgages   $ 240,000    $ 242,400    $ 448,475    $ 452,960
                           ==========   ==========   ==========   ==========

   At June 30, 1997 and 1996, gross unrealized gains on loans held for sale were $2,400 and $4,485, respectively, and there were no unrealized losses.

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

   In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $1,693,737 and $2,229,045 at June 30, 1997 and 1996, respectively. New loans granted to related parties in 1997 totaled $305,863; payments and reductions amounted to $841,171. In 1996, new loans granted to related parties totaled $478,166; payments and reductions amounted to $813,351.

   Activity in the allowance for loan losses was as follows:

                                                  Years Ended June 30,
                                      ________________________________________
                                          1997          1996          1995
                                      ____________  ____________  ____________
   Balance at beginning of year       $ 2,549,000   $ 2,396,000   $ 2,463,000
   Provision charged to operating
     expenses                             578,427       602,860       640,634
   Loans charged off                     (739,969)     (525,653)     (760,733)
   Recoveries on loans charged off        129,542        75,793        53,099
                                      ____________  ____________  ____________
   Net loans charged off                 (610,427)     (449,860)     (707,634)
                                      ____________  ____________  ____________
   Balance at end of year             $ 2,517,000   $ 2,549,000   $ 2,396,000
                                      ============  ============  ============

   Commercial and commercial real estate loans with balances greater than $25,000 are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired. Certain loans are exempt from individual impairment evaluation, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans and commercial loans with balances less than $25,000.

   The 1997 and 1996 allowance for loan losses related to loans that are identified as impaired includes impairment reserves, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired, as well as, commercial loans with balances less than $25,000. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. A loan is classified as an insubstance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place.

   At June 30, 1997, total impaired loans were $1,661,698 of which $844,457 had related allowances of $369,474. During the year ended June 30, 1997, the income recognized related to impaired loans was $50,690 and the average balance of outstanding impaired loans was $1,330,983. At June 30, 1996, total impaired loans were $1,530,650 of which $1,063,720 had related allowances of $499,200. During the year ended June 30, 1996, the income recognized related to impaired loans was $87,128 and the average balance of outstanding impaired loans was $1,799,087. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

   Loans on nonaccrual status, including impaired loans described above, at June 30, 1997 and 1996 totaled approximately $2,424,000 and $2,603,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 1997, 1996 and 1995, totaled approximately $176,000, $228,000 and $266,000, respectively.

   The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

   The Company was servicing for others, mortgage loans originated and sold of approximately $34,683,000, $39,940,000 and $32,560,000 at June 30, 1997,
   1996 and 1995, respectively. In the past, the Company purchased loan servicing rights from another institution. The balance of the loans serviced under this agreement was approximately $7,826,000, $9,676,000 and $12,983,000 at June 30, 1997, 1996 and 1995, respectively.


5. Premises and Equipment
   ______________________

   Premises and equipment at June 30, 1997 and 1996 are summarized as follows:

                                                1997           1996
                                            ____________   ____________
   Land                                     $   784,109    $   784,109
   Buildings                                  2,114,006      2,149,215
   Leasehold and building improvements        1,007,931        636,814
   Furniture, fixtures and equipment          3,630,525      3,119,569
                                            ____________   ____________
                                              7,536,571      6,689,707
   Less accumulated depreciation              3,575,868      3,113,321
                                            ____________   ____________
   Net premises and equipment               $ 3,960,703    $ 3,576,386
                                            ============   ============

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $593,251, $670,774 and $599,868 for the years ended June 30, 1997, 1996 and 1995, respectively.


6. Other Real Estate Owned
   _______________________

   The following table summarizes the composition of other real estate owned at June 30:

                                                     1997           1996
                                                 ____________   ____________
   Real estate properties acquired in settlement
     of loans                                    $   543,250    $   613,831
   Less allowance for losses                          50,839        100,000
                                                 ____________   ____________
                                                 $   492,411    $   513,831
                                                 ============   ============

   Activity in the allowance for losses on other real estate owned was as follows:

                                               1997        1996        1995
                                            __________  __________  __________
   Balance at beginning of year             $ 100,000   $   5,289   $  49,405
   Provision for losses on other real
     estate owned                              39,000      94,711     107,173
   Other real estate owned write-downs        (88,161)        -      (151,289)
                                            __________  __________  __________
   Balance at end of year                   $  50,839   $ 100,000   $   5,289
                                            ==========  ==========  ==========


7. Deposits
   ________

   Deposits at June 30 are summarized as follows:

                       Weighted
                       Average
                         Rate              1997                    1996
                       at June    _____________________  _____________________
                       30,1997       Amount     Percent     Amount     Percent
                       ________   _____________ _______  _____________ _______
   Demand                0.00%    $ 12,056,336     7.8%  $ 11,424,481     7.9%
   NOW                   1.26       11,428,705     7.4     13,516,135     9.3


   Money market          3.44       12,317,349     8.0     12,291,543     8.5
   Regular savings       2.60       20,389,221    13.2     21,884,843    15.1
   Certificates of
     deposit:
     1.00 - 3.75%        1.32          314,846      .2        256,272      .2
     3.76 - 5.75%        5.34       50,355,740    32.6     51,745,006    35.6
     5.76 - 7.75%        6.23       47,415,692    30.7     32,963,106    22.7
     7.76 - 9.75%        8.75          132,798      .1      1,113,983      .7
                       ________   _____________ _______  _____________ _______
                         4.38%    $154,410,687   100.0%  $145,195,369   100.0%
                       ========   ============= =======  ============= =======

     At June 30, 1997, scheduled maturities of certificates of deposit are as follows:

                                                                         There-
                   1998        1999       2000       2001       2002     after
                ___________ __________ __________ __________ __________ _______
   1.00 - 3.75% $   283,598 $    6,992 $   24,256 $      -   $      -   $   -
   3.76 - 5.75%  43,717,335  5,675,311    455,143    422,665     75,243  10,043
   5.76 - 7.75%  26,248,599  9,935,796  4,608,497  2,028,549  4,594,251     -
   7.76 - 9.75%     131,183      1,615        -          -          -       -

   Interest expense on deposits for the years ended June 30, 1997, 1996 and 1995 is summarized as follows:

                                       1997           1996           1995
                                   ____________   ____________   ____________
   NOW                             $   158,485    $   265,551    $   264,143
   Money market                        439,058        446,950        455,080
   Regular savings                     542,652        596,863        610,415
   Certificates of deposit           5,214,608      5,116,808      4,113,465
                                   ____________   ____________   ____________
                                   $ 6,354,803    $ 6,426,172    $ 5,443,103
                                   ============   ============   ============



 8.  Federal Home Loan Bank Borrowings
     ---------------------------------
     A summary of borrowings from the Federal Home Loan Bank are as follows:


                                  June 30, 1997
           -------------------------------------------------------
              Principal           Interest            Maturity

               Amounts              Rates               Dates
           ---------------     ---------------     ---------------
           $   54,407,706       4.97% - 6.39%           1998
               15,606,482       5.64% - 6.20%           1999
                3,000,000           6.27%               2000
                  273,080           6.40%               2001
                1,441,827       6.21% - 6.49%           2002
                  290,652           6.61%               2003
                1,973,614       6.36% - 6.67%           2004
                2,000,000           6.65%               2005
           ---------------
           $   78,993,361
           ===============


                                  June 30, 1996
           -------------------------------------------------------
              Principal           Interest            Maturity
               Amounts              Rates               Dates
           ---------------     ---------------     ---------------
           $   31,400,000       5.17% - 8.30%           1997
                5,573,000       4.97% - 6.86%           1998
               14,500,000       5.64% - 6.35%           1999
                  325,000           6.40%               2001
                  325,000           6.61%               2003
           ---------------
           $   52,123,000
           ===============


     Mortgages, free of liens, pledges and encumbrances, investment securities not otherwise pledged, and the Company's Federal Home Loan Bank stock equal to at least 200% of the borrowings from that bank have been pledged to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. One of the Federal Home Loan Bank borrowings held at June 30, 1997 is adjustable and, therefore, the rate is subject to change.

 9.  Notes Payable
     -------------
     Notes payable at June 30, 1997 and 1996 primarily consisted of a $2.5 million loan from an unrelated financial institution for the acquisition of a bank. The note is payable in eighteen equal quarterly principal payments of $76,389. Interest is payable monthly at 8%. The Company has pledged Northeast Bank F.S.B. common stock and a $1 million key man life insurance policy as collateral for the loan.

     The loan agreement contains certain covenants which limits capital expenditures of the Company and the amount of nonperforming loans and requires minimum loan loss reserves, capital, return on assets, and the Company is required to obtain approval from the lender before the Company can commit to a merger or consolidation with another entity. At June 30, 1997, the Company complied with these covenants with the exception of the merger and consolidation covenant which was approved by the lender.

10.  Securities Sold Under Repurchase Agreements
     -------------------------------------------
     During 1997 and 1996, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.25% at June 30, 1997 and 1996. These borrowings, which were scheduled to mature within 180 days, were collateralized by FHLMC and GNMA securities with a market value of $9,161,000 and amortized cost of $9,300,000 at June 30, 1997, and a market value of $5,689,000 and amortized cost of $5,875,000 at June 30, 1996. The repurchase agreements averaged $4,566,000 and $3,516,000 during the years ended June 30, 1997 and 1996, respectively. The maximum amount outstanding at any month-end during 1997 and 1996 was $5,214,000 and $4,201,000, respectively.
     Securities sold under these agreements were under the control of the Company during 1997 and 1996.

11.  Regulatory Capital and Other Matters
     ------------------------------------
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     Management believes that as of June 30, 1997 and June 30, 1996, the Company meets all capital adequacy requirements to which it is subject.

     As of June 30, 1997, the most recent notification from the OTS categorized the Company as well capitalized. There are no conditions or events since that notification that management believes have changed the Company's category. The following is a summary of the actual capital amounts and ratios, as of June 30, 1997 and June 30, 1996, compared to the OTS minimum bank capital adequacy requirements and their requirements for classification as a well capitalized institution.


                                                                     For
                                                Minimum       Classification As
                                Actual      Capital Adequacy   Well Capitalized
                           --------------   ----------------   ----------------
                            Amount  Ratio     Amount   Ratio     Amount  Ratio
                           -------- -----   ---------- -----   --------- ------

    (Dollars in Thousands)
    As of June 30, 1997:
    Tangible capital:
     Northeast Bancorp     $15,984   6.2%   >$  3,898  >1.5%   >$ 3,898  > 1.5%
     Northeast Bank         17,733   6.8%   >   3,892  >1.5%   >  3,892  > 1.5%

    Core capital:
     Northeast Bancorp     $15,984   6.2%   >$  7,797  >3.0%   >$12,994  > 5.0%
     Northeast Bank         17,733   6.8%   >   7,785  >3.0%   > 12,975  > 5.0%

    Risked-based capital
     (total capital):
      Northeast Bancorp    $17,096  10.8%   >$ 12,709  >8.0%   >$15,886  >10.0%
      Northeast Bank        18,840  11.9%   >  12,677  >8.0%   > 15,847  >10.0%

   As of June 30, 1996:
    Tangible capital:
     Northeast Bancorp     $14,415   6.5%   >$  3,305  >1.5%   >$ 3,305  > 1.5%
     Northeast Bank         15,386   7.0%   >   3,291  >1.5%   >  3,291  > 1.5%

    Core capital:
     Northeast Bancorp     $14,415   6.5%   >$  6,611  >3.0%   >$11,018  > 5.0%
     Northeast Bank         15,386   7.0%   >   6,582  >3.0%   > 10,970  > 5.0%

    Risked-based capital
     (total capital):
     Northeast Bancorp     $15,378  11.8%   >$ 10,438  >8.0%   >$13,048  >10.0%
     Northeast Bank         16,349  12.6%   >  10,362  >8.0%   > 12,952  >10.0%


     The Company is also subject to certain capital requirements established by the FDIC. At June 30, 1997 and June 30, 1996, the Company's capital exceeded the regulatory requirements.

     The Company may not declare or pay a cash dividend on, or repurchase, any of its capital stock if the effect thereof would cause the capital of the Company to be reduced below the capital requirements imposed by the OTS.

     In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessments on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits at March 31, 1995. As a result of this legislation, the Company incurred a special assessment of approximately $297,000 during 1997. This assessment is included in FDIC insurance expense in the 1997 consolidated statement of income.

12.  Earnings Per Share
     ------------------
     Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were: 1,329,000, 1,270,000 and 1,227,400 for the years ended June 30, 1997, 1996 and 1995, respectively. Common stock equivalents and potentially dilutive securities were considered in the calculations of weighted average shares outstanding, since their effect was dilutive. Preferred stock dividends have been deducted from net income in the calculation of earnings per share for each of the years.

     In February 1997, the FASB issued Statement No. 128, Earnings Per Share. This Statement requires disclosure of "basic" and "diluted" earnings per share. The Statement is required to be implemented retroactively in the second quarter of fiscal year 1998. Management has not determined the impact of the adoption of Statement No. 128.

13.  Preferred Stock
     ---------------
     The preferred stock, Series A and B, may be converted to common stock on a two to one ratio at the option of the holder and carries voting rights. Dividends are to be paid to the holder of the preferred stock quarterly at a rate equal to interest at prime rate less two percent but in no event less than 7% per annum. The Series B preferred stock was issued with warrants attached for a term of seven years to purchase shares of the Company's common stock at $7 per share. During 1997 25,000 such warrants were exercised for a total of $175,000. At June 30, 1997, there remains outstanding warrants to purchase 108,764 shares of the Company's common stock which expire May 1999.

14.  Other Expenses
     --------------
     Other expenses includes the following for the years ended June 30, 1997, 1996 and 1995:

                                           1997          1996          1995
                                       ------------  ------------  ------------
     Professional fees                 $   338,670   $   305,721   $   304,547
     Insurance                             106,057       117,998       110,029
     Supplies                              234,052       211,126       248,951
     Real estate owned expenses             64,907        87,442        99,272
     Provision for losses on OREO           39,000        94,711       107,173
     Goodwill amortization                 296,374       308,913       235,098
     Write-down on securities              110,000        93,819           --
     Other                               1,507,692     1,564,873     1,395,886
                                       ------------  ------------  ------------
                                       $ 2,696,752   $ 2,784,603   $ 2,500,956
                                       ============  ============  ============


15.  Income Taxes
     ------------
     The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 1997, 1996 and 1995:

                                           1997          1996          1995
                                       ------------  ------------  ------------
     Federal:
      Current                          $   941,276   $   668,441   $   714,055

      Deferred                             (72,290)       19,236       122,143
                                       ------------  ------------  ------------
                                           868,986       687,677       836,198

     State and local - current              38,611        30,935        32,357
                                       ------------  ------------  ------------
                                       $   907,597   $   718,612   $   868,555
                                       ============  ============  ============

     Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 1997, 1996 and 1995:


                               1997               1996              1995
                         -----------------  ----------------- -----------------
                                     % Of               % Of              % Of
                                    Pretax             Pretax            Pretax
                           Amount   Income    Amount   Income   Amount   Income
                        ---------- ------  ---------- ------  ---------- ------
     Expected income
      tax expense at
      federal tax rate  $ 820,998   34.0%  $ 650,091   34.0%  $ 801,698   34.0%
     State tax, net of
      federal tax benefit  25,483    1.1      20,417    1.1      21,562     .9
     Amortization of
      goodwill             42,192    1.7      42,192    2.2      34,671    1.5
     Dividend received
      deduction            (6,873)   (.3)     (6,903)   (.4)     (5,333)   (.2)
     Low income/
      rehabilitation
      credit              (20,000)   (.8)    (20,000)  (1.0)    (20,000)   (.9)
     Other                 45,797    1.9      32,815    1.7      35,957    1.5
                        ---------- ------  ---------- ------  ---------- ------
                        $ 907,597   37.6%  $ 718,612   37.6%  $ 868,555   36.8%
                        ========== ======  ========== ======  ========== ======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

                                                         1997          1996
                                                      -----------   -----------
     Deferred tax assets:
     Loans, principally due to allowance for
       loan losses                                    $  842,000    $  650,000
     Deferred gain on loan sales                          67,000        59,000
     Interest on nonperforming loans                      60,000        77,000

     Difference in tax and financial statement
       bases of investments                              241,000       492,000
     Difference in tax and financial statement
       amortization of goodwill                           73,000        48,000
     Other                                                63,000        82,000
                                                      -----------   -----------
       Total deferred tax assets                       1,346,000     1,408,000

Deferred tax liabilities:
     Loan loss reserve - tax                             (73,000)      (61,000)
     Other                                               (32,000)      (35,000)
                                                      -----------   -----------
       Total deferred tax liabilities                   (105,000)      (96,000)
                                                      -----------   -----------
       Net deferred tax assets, included in
         other assets                                 $1,241,000    $1,312,000
                                                      ===========   ===========

     The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $1,346,000. Accordingly, no valuation allowance has been recorded at June 30, 1997 and 1996.

     During 1997, as a result of an IRS examination and other factors, the Company's deferred tax asset was increased on a net basis by $116,000, with an offset to current taxes payable.

     In August 1996, the provisions repealing the then current thrift bad debt rules were passed by Congress. The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their tax bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Company has previously recorded a deferred tax liability equal to the tax bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense.

     The unrecaptured base year reserves will not be subject to recapture as long as the Company continues to carry on the business of banking. In addition, the balance of the pre-1988 tax bad debt reserves continue to be subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders. For federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for tax bad debts on loans. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate.

16.  Mergers and Acquisitions
     ------------------------

     Merger of Bank
     --------------
     On May 9, 1997, the Company entered into a definitive agreement to merge with Cushnoc Bank and Trust Company (Cushnoc) of Augusta, Maine. The agreement, which has been approved by the Company's Board of Directors and by the Board of Directors of Cushnoc, is subject to approval by Cushnoc's stockholders and receipt of the necessary regulatory approvals and is expected to be consummated during the third or fourth quarter of calendar year 1997.

     At March 31, 1997, Cushnoc had approximately $20,939,000 in total assets and stockholders' equity of approximately $2,174,000. Under the terms of the agreement, the Company will issue 2.089 shares of its common stock for each common share of Cushnoc outstanding. At March 31, 1997, Cushnoc had 90,000 common shares outstanding. The acquisition will be accounted for using the pooling of interests method. At the closing, Cushnoc will be merged into the Company's banking subsidiary, Northeast Bank, F.S.B. Pro forma financial information is not presented due to immateriality.

     Acquisition of Bank Branches
     ----------------------------
     During 1995, the Company acquired four branches from Key Bank of Maine. The total deposits assumed were $27,749,000. The premium paid to Key Bank for these deposits was $1,590,228. In addition to the assumed deposits, the Company acquired real estate, buildings and furniture totalling $498,500 and other miscellaneous assets and liabilities which are immaterial. The excess of cost over the net assets acquired is being amortized over 10 years. The acquisition was accounted for using purchase accounting.

17.  Employee Benefit Plans
     ----------------------

     Profit Sharing Plan
     -------------------
     The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses for the profit sharing plan for the years ended June 30, 1997, 1996 and 1995 were $130,000, $99,000 and $76,000, respectively.

     401(k) Plan
     -----------
     The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 3% contributed. For the years ended June 30, 1997, 1996 and 1995, the Company contributed approximately $38,300, $36,800 and $30,800, respectively.

     Stock Option Plans
     ------------------
     The Company adopted Stock Option Plans in 1987, 1989 and 1992. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted at the fair market value to employees of the Company. In the case of nonqualified stock options, which may be granted to employees and nonemployee directors, the difference between the exercise price and the fair market value of the common stock on the date of exercise will be a tax deductible expense to the Company. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value of the share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options, three years for nonqualified stock options in the 1987 plan and five years for nonqualified stock options in the 1989 and 1992 plans.

     In accordance with the Stock Option Plans, a total of 236,000 shares of unissued common stock are reserved for issuance pursuant to incentive stock options and 60,000 shares of unissued common stock are reserved for issuance pursuant to nonqualified stock options.

     A summary of option activity for the years ended June 30 follows. There was no activity related to the non-qualified plan in 1997, 1996 and 1995, nor were any such options outstanding:

                            1997                1996                1995
                     ------------------  ------------------  ------------------
                              Weighted-           Weighted-           Weighted-
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                     -------- ---------  -------- ---------  -------- ---------
     Outstanding at
      beginning of
      year            93,000  $   7.66   136,000  $   7.05    95,000  $   5.24
     Granted          15,000     12.50       --        --     45,000     11.25
     Exercised       (20,000)     5.17   (38,000)     5.00       --        --
     Forfeited        (1,000)    12.50    (5,000)    11.25    (4,000)    11.25
                     -------- ---------  -------- ---------  -------- ---------
     Outstanding at
      end of year     87,000  $   9.02    93,000  $   7.66   136,000  $   7.05
                     ======== =========  ======== =========  ======== =========
     Options
      exercisable at
      year end        87,000  $   9.02    93,000  $   7.66   136,000  $   7.05


     The following table summarizes information about stock options outstanding at June 30, 1997:

                                         Options Outstanding
                        ------------------------------------------------------
                             Number        Weighted-Average
         Range of        Outstanding at       Remaining       Weighted-Average
     Exercise Prices     June 30, 1997     Contractual Life    Exercise Price
     ----------------   ----------------   ----------------   ----------------
     $ 5.37 to $5.69             37,000          2.0 years    $          5.52

     $11.25 to $13.63            50,000          8.0                    11.62
                        ----------------
     $ 5.37 to $13.63            87,000          6.0                     9.02
                        ================

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which became effective on July 1, 1996 for the Company. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

     The per share weighted average fair value of stock options granted during 1997 was $3.15 on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: expected dividend yield, 2.21%; risk-free interest rate, 6.45%; expected life, 8 years; and expected volatility, 10.84%.

     Statement No. 123 allows the Company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB Opinion No. 25 and, accordingly, no cost has been recognized for its stock options in the financial statements. Had the Company determined cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share for the year ended June 30, 1997 would have been reduced to the pro forma amounts indicated below.

                                                    Earnings Per Share
                                Net           -------------------------------
                              Income             Primary        Fully Diluted
                           -------------      -------------     -------------
       As reported         $  1,507,103       $       1.03      $       0.96
       Pro forma           $  1,480,311       $       1.01      $       0.94


     The pro forma amounts reflect only stock options granted in 1997. Therefore, the full impact of calculating the cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because the cost for options granted prior to July 1, 1995 is not considered under the requirements of Statement No. 123.

     Stock Purchase Plan
     -------------------
     The Company has a stock purchase plan which covers substantially all full-time employees with one year of service. Offerings under the Plan are made quarterly at the market value on the offering termination date. The maximum number of shares which may be granted under the plan is 104,000 shares.

18.  Commitments, Contingent Liabilities and Other Off-Balance-Sheet Risks
     ---------------------------------------------------------------------
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with contract amounts which represent credit risk:

                                                     1997             1996
                                                 ------------     ------------
     Commitments to originate loans:
     Residential real estate mortgages           $ 2,134,000      $ 4,975,000
     Commercial real estate mortgages,
      including multi-family residential
      real estate                                  2,113,000        4,045,000
     Commercial business loans                     1,068,000        1,565,000
                                                 ------------     ------------
                                                   5,315,000       10,585,000

     Unused lines of credit                        9,265,000        6,321,000
     Standby letters of credit                       452,000          221,000
     Unadvanced portions of construction loans     1,077,000        2,244,000


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

     Derivative Financial Instruments
     --------------------------------
     The Company has only limited involvement with derivative financial instruments and they are used for trading purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio. Gains and losses from entering into these types of contracts have been immaterial to the results of operations of the Company. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

     Legal Proceedings
     -----------------
     The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

     Lease Obligations
     -----------------
     The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $180,000, $101,000 and $95,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Approximate minimum lease payments over the remaining terms of the leases at June 30, 1997 are as follows:


                 1998                                  $   256,000
                 1999                                      258,000
                 2000                                      162,000
                 2001                                      132,000
                 2002                                      132,000
                 2003 and after                            612,000
                                                       ------------
                                                       $ 1,552,000
                                                       ============

19.  Condensed Parent Information
     ----------------------------
     Condensed financial statements for Northeast Bancorp at June 30, 1997 and 1996 and for each of the years in the three year period ended June 30, 1997 are presented below.

     Balance Sheets
     --------------



                                                        June 30,
                                         -----------------------------------
                    Assets                     1997                1996
     -------------------------------     ---------------     ---------------
     Cash and due from banks             $      818,965      $    1,235,116
     Investment in subsidiary                18,834,184          16,556,065
     Premises and equipment, net                376,012             625,632
     Goodwill, net                              815,793             917,766
     Other assets                               367,118             385,848
                                         ---------------     ---------------
     Total assets                        $   21,212,072      $   19,720,427
                                         ===============     ===============

     Liabilities and Stockholders' Equity
     ------------------------------------
     Note payable                        $    1,298,611      $    1,500,000
     Other liabilities                           12,848              69,185
                                         ---------------     ---------------
                                              1,311,459           1,569,185
     Stockholders' equity                    19,900,613          18,151,242
                                         ---------------     ---------------
     Total liabilities and stockholders'
      equity                             $   21,212,072      $   19,720,427
                                         ===============     ===============


     Statements of Income
     --------------------

                                                 Years Ended June 30,
                                        ---------------------------------------
                                           1997          1996          1995
                                        -----------   -----------   -----------
     Income:
     Dividends from banking subsidiary  $      --     $1,436,000    $      --
     Management fees charged to
      subsidiary                               --      2,119,992     1,673,179
     Other income                           16,232        25,100        30,083
                                        -----------   -----------   -----------
       Total income                         16,232     3,581,092     1,703,262

     Expenses:
     Amortization expense                  101,973       114,513       102,939
     Interest on note payable              112,753       176,140       205,869
     Salaries and benefits                     --      1,326,271     1,318,246
     Occupancy expense                      65,257       140,065       125,289
     Equipment expense                         --        179,977       159,161
     General and administrative expenses    86,457       422,411       383,980
                                        -----------   -----------   -----------
          Total expenses                   366,440     2,359,377     2,295,484
                                        -----------   -----------   -----------

     Income (loss) before income tax
      benefit, and equity (deficit) in
      undistributed net income of
      subsidiary                          (350,208)    1,221,715      (592,222)

     Income tax benefit                     82,371        31,771       166,182
                                        -----------   -----------   -----------
     Income (loss) before equity
      (deficit) in undistributed
      net income of subsidiary            (267,837)    1,253,486      (426,040)

     Equity (deficit) in undistributed
      net income of subsidiary           1,774,940       (60,066)    1,915,421
                                        -----------   -----------   -----------
      Net income                        $1,507,103    $1,193,420    $1,489,381
                                        ===========   ===========   ===========



                                                 Years Ended June 30,
     Statements of Cash Flows              1997          1996          1995
     ------------------------           -----------   -----------   -----------
     Cash flows from operating
      activities:
     Net income                         $1,507,103    $1,193,420    $1,489,381
     Adjustments to reconcile net
      income to net cash provided
      (used) by operations:
       Depreciation and amortization       114,775       253,569       208,003
       Treasury stock bonused               13,374           --            --
       Undistributed (earnings) deficit
         of subsidiary                  (1,774,940)       60,066    (1,915,421)
       Decrease (increase) in other
        assets                              17,467       (72,132)       24,182
       (Decrease) increase in other
        liabilities                        (56,337)      (70,375)       23,242
                                        -----------   -----------   -----------
     Net cash (used) provided by
      operating activities                (178,558)    1,364,548      (170,613)

     Cash flows from investing
      activities:
     Proceeds from sale of premises
      and equipment to subsidiary          245,167        24,473           --
     Purchase of premises and
      equipment                             (7,086)     (167,217)      (84,439)
                                        -----------   -----------   -----------
     Net cash provided (used) by
      investing activities                 238,081      (142,744)      (84,439)

     Cash flows from financing
      activities:
     Principal payments on note payable   (201,389)     (500,000)     (500,000)
     Stock options exercised               103,450       190,000           --
     Proceeds from issuance of common
      stock                                 13,487        11,558         2,193
     Treasury stock purchased              (28,420)      (52,277)          --

     Dividends paid to stockholders       (537,802)     (424,890)     (315,175)
     Warrants exercised                    175,000       700,000           --
                                        -----------   -----------   -----------
     Net cash flow used by financing
      activities                          (475,674)      (75,609)     (812,982)
                                        -----------   -----------   -----------
     Net (decrease) increase in cash      (416,151)    1,146,195    (1,068,034)

     Cash and cash equivalents,
      beginning of year                  1,235,116        88,921     1,156,955
                                        -----------   -----------   -----------
     Cash and cash equivalents,
      end of year                       $  818,965    $1,235,116    $   88,921
                                        ===========   ===========   ===========

     Supplemental schedule of cash
      flow information:
     Interest paid                      $  111,490    $  157,959    $  201,126
     Income taxes paid                     620,000       913,000       794,000

20.  Fair Value of Financial Instruments
     -----------------------------------
     Fair value estimates, methods, and assumptions are set forth below for the Company's significant financial instruments.

     Cash and Cash Equivalents
     -------------------------
     The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

     Trading Account Securities and Available for Sale Securities
     ------------------------------------------------------------
     The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amounts could have changed.

     Federal Home Loan Bank Stock
     ----------------------------
     This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

     Loans
     -----
     Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.
     Fair value for significant non-performing loans is based on estimated cash flows and is discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and historical information.

     The fair value of loans held for sale is estimated based on bid quotations received from loan dealers.

     Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale.

     Accrued Interest Receivable
     ---------------------------
     The fair market value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

     Deposits
     --------
     The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Company's net assets could increase.

     Borrowed Funds, Notes Payable and Repurchase Agreements
     -------------------------------------------------------
     The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the notes payable approximates the carrying value, as the interest rate approximates market rates. The fair value of repurchase agreements approximates the carrying value, as these financial instruments have a short maturity.

     Commitments to Originate Loans
     ------------------------------
     The Company has not estimated the fair value of commitments to originate loans due to their short term nature and their relative immateriality.

     Limitations
     -----------

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

     The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 1997 and 1996:

                                 June 30, 1997              June 30, 1996
                           -------------------------  -------------------------
                             Carrying    Estimated      Carrying    Estimated
                              Value      Fair Value      Value      Fair Value
                           ------------ ------------  ------------ ------------
     Non-Trading
      Instruments:
     -------------
     Financal assets:
      Cash and cash
       equivalents         $ 15,661,000 $ 15,661,000  $ 11,566,000 $ 11,566,000
      Available for sale
       securities            27,097,000   27,097,000    29,650,000   29,650,000
      Loans held for sale       240,000      242,000       448,000      452,000
      Loans                 203,839,000  205,165,000   167,302,000  165,730,000
      Interest receivable     1,480,000    1,480,000     1,352,000    1,352,000

     Financial liabilities:
      Deposits (with no
       stated maturity)      56,192,000   56,192,000    59,117,000   59,117,000
      Time deposits          98,219,000   98,711,000    86,078,000   85,995,000
      Borrowed funds         78,993,000   78,990,000    52,123,000   51,888,000
      Notes payable           1,299,000    1,299,000     1,502,000    1,502,000
      Repurchase agreements   5,099,000    5,099,000     3,763,000    3,763,000

     Trading Instruments:
     --------------------
     Financial assets:

      Trading account
       securities                25,000       25,000       198,000      198,000

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Northeast Bancorp and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Northeast Bancorp and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

Portland, Maine                              /s/ Baker Newman & Noyes
                                             -------------------------
August 6, 1997                               Limited Liability Company


(b)  Supplementary Financial Information
     -----------------------------------

Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth
Interest Rates and Interest Differential
Years Ending June 30, 1997, 1996 and 1995


June 30, 1997
-------------
                                                       Interest       Average
                                         Average        Income/       Yield/
                                         Balance        Expense        Rate
                                      -------------  -------------  -----------

Assets:
Earning Assets:
   Securities Held to Maturity                 --             --           --
   Securities Available for Sale         2,383,410        135,307        5.68%
   Trading Securities                      118,954          7,426        6.24%
   Mortgage-backed Securities           27,746,934      2,029,223        7.31%
   FHLB Stock                            3,416,358        219,916        6.44%
   Loans (3)                           186,950,210     17,225,937        9.21%
   FHLB Overnight Deposits & Other       7,770,626        411,331        5.29%
                                      -------------  -------------  -----------
Total Earning Assets                   228,386,492     20,029,140        8.77%
                                      -------------  -------------  -----------

Non-interest Earning Assets:
   Cash & Due from Banks                 3,280,253
   Premise & Equip Net                   3,763,788
   Other Assets                          6,747,915
   (Allowance for Loan Loss)            (2,549,274)
                                      -------------
Total Assets                          $239,629,174
                                      =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                              $ 12,348,929        158,485        1.28%
     Money Market                       13,045,542        439,058        3.37%
     Savings                            20,407,224        542,652        2.66%
     Time                               90,942,748      5,214,608        5.73%
                                      -------------  -------------  -----------
       Total Deposits                  136,744,443      6,354,803        4.65%
   Repurchase Agreements                 4,566,385        199,453        4.37%
   Other Borrowed Funds                 66,302,613      3,945,840        5.95%
                                      -------------  -------------  -----------
Total Interest Bearing Liabilities     207,613,441     10,500,096        5.06%
                                      -------------  -------------  -----------

Non-interest Bearing Liabilities
   Demand                               11,565,488
   Other                                 1,523,687

   Net Worth                            18,926,558
                                      -------------
Total Liabilities & Net Worth         $239,629,174
                                      =============

      Net Interest Income                            $  9,529,044
                                                     =============
Interest Rate Spread  (1)                                                3.71%
Net yield on Interest Earning Assets (2)                                 4.17%
Equity to Assets Ratio (4)                                               7.90%

June 30, 1996
-------------
                                                       Interest       Average
                                         Average        Income/        Yield/

                                         Balance        Expense         Rate
                                      -------------  -------------  -----------
Assets:

Earning Assets:
   Securities Held to Maturity                 --             --           --
   Securities Available for Sale         1,432,475         89,684        6.26%
   Trading Securities                      162,430          5,474        3.37%
   Mortgage-backed Securities           16,013,118      1,149,407        7.18%
   FHLB Stock                            2,270,262        148,762        6.55%
   Loan (3)                            169,908,865     16,010,685        9.42%
   FHLB Overnight Deposits & Other      10,523,674        590,850        5.61%
                                      -------------  -------------  -----------
Total Earning Assets                   200,310,824     17,994,862        8.98%
                                      -------------  -------------  -----------

Non-interest Earning Assets:
   Cash & Due from Banks                 3,318,095
   Premise & Equip Net                   3,784,213
   Other Assets                          7,444,099
   (Allowance for Loan Loss)            (2,482,368)
                                      -------------
Total Assets                          $212,374,863
                                      =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                              $ 14,801,458        265,551        1.79%
     Money Market                       12,980,882        446,950        3.44%
     Savings                            22,258,232        596,863        2.68%
     Time                               87,364,527      5,116,808        5.86%
                                      -------------  -------------  -----------
       Total Deposits                  137,405,099      6,426,172        4.68%
   Repurchase Agreements                 3,516,283        166,210        4.73%
   Other Borrowed Funds                 40,797,048      2,536,022        6.22%
                                      -------------  -------------  -----------
Total Interest Bearing Liabilities     181,718,430      9,128,404        5.02%
                                      -------------  -------------  -----------

Non-interest Bearing Liabilities
   Demand                               10,019,506
   Other                                 2,323,046

   Net Worth                            18,313,881
                                      -------------
Total Liabilities & Net Worth         $212,374,863
                                      =============
      Net Interest Income                            $  8,866,458
                                                     =============
Interest Rate Spread  (1)                                                3.96%
Net yield on Interest Earning Assets (2)                                 4.43%
Equity to Assets Ratio (4)                                               8.62%

June 30, 1995

-------------
                                                       Interest       Average
                                         Average        Income/        Yield/
                                         Balance        Expense         Rate
                                      -------------  -------------  -----------
Assets:

Earning Assets:
   Securities Held to Maturity        $    897,691   $     75,691        8.43%
   Securities Available for Sale           971,763         60,159        6.19%
   Trading Securities                      186,757          1,165        0.62%
   Mortgage-backed Securities           15,181,721      1,088,420        7.17%
   FHLB Stock                            2,470,616        189,980        7.69%
   Loans (3)                           164,344,609     15,085,138        9.18%
   FHLB Overnight Deposits & Other       7,763,217        422,372        5.44%
                                      -------------  -------------  -----------
Total Earning Assets                   191,816,374     16,922,925        8.82%
                                      -------------  -------------  -----------

Non-interest Earning Assets:
   Cash & Due from Banks                 3,342,796
   Premise & Equip Net                   3,594,335
   Other Assets                          8,078,832
   (Allowance for Loan Loss)            (2,569,032)
                                      -------------
Total Assets                          $204,263,305
                                      =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
   Deposits
     Now                              $ 14,673,951        264,143        1.80%
     Money Market                       14,352,970        455,080        3.17%
     Savings                            23,027,846        610,415        2.65%
     Time                               80,114,965      4,113,465        5.13%
                                      -------------  -------------  -----------
       Total Deposits                  132,169,732      5,443,103        4.12%
   Repurchase Agreements                 1,776,296         84,921        4.78%
   Other Borrowed Funds                 43,496,049      2,524,896        5.80%
                                      -------------  -------------  -----------
Total Interest Bearing Liabilities     177,442,077      8,052,920        4.54%
                                      -------------  -------------  -----------
Non-interest Bearing Liabilities
   Demand                                8,526,363
   Other                                 1,904,767

   Net Worth                            16,390,098
                                      -------------
Total Liabilities & Net Worth         $204,263,305
                                      =============
      Net Interest Income                            $  8,870,005
                                                     =============
Interest Rate Spread  (1)                                                4.28%
Net yield on Interest Earning Assets (2)                                 4.62%
Equity to Assets Ratio (4)                                               8.02%


(1) Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
(2) Net yield on interest earning assets is net interest income divided by average earning assets.
(3)  Non-accruing loans are included in the average of net loans.
(4)  Average equity divided by average assets.


Northeast Bancorp Consolidated
Changes in Net Interest Income
Years Ended June 30, 1997 and 1996


June 30, 1997 Compared to June 30, 1996
---------------------------------------
                                 Variance    Variance    Variance
                                  Due to      Due to      Due to       Total
                                   Rate       Volume    Rate/Volume  Variance
                                ----------- ----------- ----------- -----------
Interest Earning Assets:

Securities Held to Maturity     $        0  $        0  $        0  $        0
Securities Available for Sale       (8,362)     59,536      (5,551)     45,623
Trading Securities                   4,666      (1,465)     (1,249)      1,952
Mortgage-backed Securities          21,684     842,243      15,889     879,816
FHLB Stock                          (2,622)     75,099      (1,323)     71,154
Loans                             (354,969)  1,605,823     (35,602)  1,215,252
FHLB Overnight Deposits & Other    (33,789)   (154,569)      8,839    (179,519)
                                ----------- ----------- ----------- -----------
Total Income on Earning Assets    (373,392)  2,426,667     (18,997)  2,034,278
                                ----------- ----------- ----------- -----------
Interest Bearing Liabilities:

Deposits:
  Now                              (75,590)    (44,000)     12,524    (107,066)
  Money Market                     (10,068)      2,226         (50)     (7,892)
  Savings                           (4,991)    (49,635)        415     (54,211)
  Time                            (107,373)    209,571      (4,398)     97,800
                                ----------- ----------- ----------- -----------
    Total Deposits                (198,022)    118,162       8,491     (71,369)

Repurchase Agreements              (12,624)     49,637      (3,770)     33,243
Borrowed funds                     (57,351)  1,501,117     (33,948)  1,409,818
                                ----------- ----------- ----------- -----------
Total Interest Expense            (267,997)  1,668,916     (29,227)  1,371,692
                                ----------- ----------- ----------- -----------
                                ----------- ----------- ----------- -----------
Change in Net interest Income   $ (105,395) $  757,751  $   10,230  $  662,586
                                =========== =========== =========== ===========

June 30, 1996 Compared to June 30, 1995
---------------------------------------
                                 Variance    Variance    Variance
                                  Due to      Due to      Due to       Total

                                   Rate       Volume    Rate/Volume  Variance
                                ----------- ----------- ----------- -----------
Interest Earning Assets:

Securities Held to Maturity     $        0  $  (75,691) $        0  $  (75,691)
Securities Available for Sale          681      28,521         323      29,525
Trading Securities                   5,129        (152)       (668)      4,309
Mortgage-backed Securities           1,310      59,605          72      60,987
FHLB Stock                         (28,090)    (15,406)      2,278     (41,218)
Loans                              401,222     510,741      13,584     925,547
FHLB Overnight Deposits & Other     13,493     150,188       4,797     168,478
                                ----------- ----------- ----------- -----------
Total Income on Earning Assets     393,745     657,806      20,386   1,071,937
                                ----------- ----------- ----------- -----------

Interest Bearing Liabilities:

Deposits:
  Now                                 (880)      2,295          (7)      1,408
  Money Market                      39,113     (43,504)     (3,739)     (8,130)
  Savings                            7,085     (20,401)       (236)    (13,552)
  Time                             578,747     372,225      52,371   1,003,343
                                ----------- ----------- ----------- -----------
    Total Deposits                 624,065     310,615      48,389     983,069

Repurchase Agreements                 (958)     83,185        (938)     81,289
Borrowed funds                     178,901    (156,674)    (11,101)     11,126
                                ----------- ----------- ----------- -----------
Total Interest Expense             802,008     237,126      36,350   1,075,484
                                ----------- ----------- ----------- -----------
                                ----------- ----------- ----------- -----------
Change in Net interest Income   $ (408,263) $  420,680  $  (15,964) $   (3,547)
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


Northeast Bancorp Consolidated
Maturities and Repricing of Loans
As of June 30, 1997

                     1 Year      1 to 5      5 to 10     Over 10      Total
                     or Less      Years       Years       Years       Loans
                   ----------- ----------- ----------- ----------- ------------
Mortgages:
Residential        $58,315,267 $13,211,892 $ 9,698,026 $54,193,232 $135,418,417

Commercial          20,441,870  12,502,542   3,173,014   1,458,653   37,576,079
Construction         2,068,512      75,000           0           0    2,143,512

Non-Mortgage Loans:
Commercial          12,263,956   3,370,799     234,416     593,029   16,462,200
Consumer             2,026,418   5,589,156   2,385,080   4,755,274   14,755,928
                   ----------- ----------- ----------- ----------- ------------
Total Loans        $95,116,023 $34,749,389 $15,490,536 $61,000,188 $206,356,136
                   =========== =========== =========== =========== ============

Loans due after
   1 year:
Fixed              $85,482,056
Variable            25,758,057
                   -----------
Total due after
   1 year:         111,240,113
                   ===========

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.



Northeast Bancorp Consolidated

                                            June 30,     June 30,     June 30,
Securities Available for Sale As of           1997         1996         1995
                                           ----------   ----------   ----------
Market Value (thousands)

U.S. Government and Agency Obligations     $   1,456    $   1,425    $     239

Mortgage-backed Securities                    24,648       27,646        9,298

Other Bonds                                      143          139          141

Equity Securities                                850          440          470
                                           ----------   ----------   ----------
Total Securities Available for Sale        $  27,097    $  29,650    $  10,148
                                           ==========   ==========   ==========

This table sets forth the market value of securities available for sale at the dates indicated.

Northeast Bancorp Consolidated
Investment Maturity



                                                       Weighted
Securities Available for Sale                           Average       Carrying
As of June 30, 1997                                      Rate          Value
-------------------------------------------           ----------     ----------
Due in one Year                                           5.35%      $     249
Due after one year through five years                     5.40%            243
Due after five years through ten years                    5.95%            143
Due after ten years                                       7.18%            964
Mortgage-backed securities maturing
  September 2003 to January 2027                          7.15%         24,648
                                                      ----------     ----------
Total Securities Available for Sale                       7.11%      $  26,247
                                                      ==========     ==========

This table sets forth the anticipated maturities of debt securities available for sale and the respective weighted average rates within these ranges.


Northeast Bancorp Consolidated
Loan Portfolio
As of June 30,


June 30, 1997
-------------
                                                                    Percent of
                                                     Amount        Total Loans
                                                  ------------     ------------
Loan Portfolio (thousands)

Residential Mortgage                              $   136,190           66.00%
Consumer & Other                                       14,756            7.15%
Commercial Mortgage                                    38,948           18.87%
Commercial                                             16,462            7.98%
                                                  ------------     ------------
     Total Loans                                      206,356          100.00%
                                                  ------------     ------------
Less: Allowance for loan losses                         2,517
                                                  ------------
     Net Loans                                    $   203,839
                                                  ============


June 30, 1996
-------------
                                                                   Percent of
                                                     Amount        Total Loans
                                                  ------------     ------------
Residential Mortgage                              $   113,622           66.89%
Consumer & Other                                       14,356            8.45%
Commercial Mortgage                                    27,883           16.42%
Commercial                                             13,990            8.24%

                                                  ------------     ------------
     Total Loans                                      169,851          100.00%
                                                  ------------     ------------
Less: Allowance for loan losses                         2,549
                                                  ------------
     Net Loans                                    $   167,302
                                                  ============

June 30, 1995
-------------
                                                                    Percent of
                                                     Amount        Total Loans
                                                  ------------     ------------
Loan Portfolio (thousands)

Residential Mortgage                              $   117,795           69.24%
Consumer & Other                                       16,115            9.47%
Commercial Mortgage                                    23,975           14.09%
Commercial                                             12,255            7.20%
                                                  ------------     ------------
     Total Loans                                      170,140          100.00%
                                                  ------------     ------------
Less: Allowance for loan losses                         2,396
                                                  ------------
     Net Loans                                    $   167,744
                                                  ============

June 30, 1994
-------------
                                                                    Percent of
                                                     Amount        Total Loans
                                                  ------------     ------------
Loan Portfolio (thousands)

Residential Mortgage                              $   110,461           69.71%
Consumer & Other                                       14,076            8.88%
Commercial Mortgage                                    22,463           14.18%
Commercial                                             11,461            7.23%
                                                  ------------     ------------
     Total Loans                                      158,461          100.00%
                                                  ------------     ------------
Less: Allowance for loan losses                         2,463
                                                  ------------
     Net Loans                                    $   155,998
                                                  ============

June 30, 1993
-------------
                                                                    Percent of
                                                     Amount        Total Loans
                                                  ------------     ------------
Loan Portfolio (thousands)

Residential Mortgage                              $   108,079           71.69%
Consumer & Other                                       12,129            8.05%

Commercial Mortgage                                    20,051           13.30%
Commercial                                             10,497            6.96%
                                                  ------------     ------------
     Total Loans                                      150,756          100.00%
                                                  ------------     ------------
Less: Allowance for loan losses                         2,123
                                                  ------------
     Net Loans                                    $   148,633
                                                  ============

This table shows the Company's loan distribution at the end of each of the last five years.


Northeast Bancorp Consolidated
Allowance for Loan Losses
As of June 30, 1997


June 30, 1997
-------------
                                                                    Percent of
                                                                  Loans in Each
                                                                   Category to
                                                    Amount         Total Loans
                                                 -------------    -------------
Allowance for Loan Losses (thousands)

Real Estate                                      $        283           66.00%
Commercial Mortgage                                       754           18.87%
Commercial                                                400            7.98%
Consumer                                                  146            7.15%
Unallocated                                               934            0.00%
                                                 -------------    -------------
     Total                                       $      2,517          100.00%
                                                 =============    =============

June 30, 1996
-------------
                                                                    Percent of
                                                                  Loans in Each
                                                                   Category to
                                                    Amount         Total Loans
                                                 -------------    -------------
Allowance for Loan Losses (thousands)

Real Estate                                      $        247           66.89%
Commercial Mortgage                                       738           16.42%
Commercial                                                463            8.24%
Consumer                                                  140            8.45%
Unallocated                                               961            0.00%
                                                 -------------    -------------

     Total                                       $      2,549          100.00%
                                                 =============    =============

June 30, 1995
-------------
                                                                    Percent of
                                                                  Loans in Each
                                                                   Category to
                                                     Amount        Total Loans
                                                 -------------    -------------
Allowance for Loan Losses (thousands)

Real Estate                                      $        593           69.24%
Commercial Mortgage                                       237           14.09%
Commercial                                                123            7.20%
Consumer                                                  251            9.47%
Unallocated                                             1,192            0.00%
                                                 -------------    -------------
     Total                                       $      2,396          100.00%
                                                 =============    =============

June 30, 1994
-------------
                                                                    Percent of
                                                                  Loans in Each
                                                                   Category to
                                                     Amount        Total Loans
                                                 -------------    -------------
Allowance for Loan Losses (thousands)

Real Estate                                      $        640           69.71%
Commercial Mortgage                                       252           14.18%
Commercial                                                129            7.23%
Consumer                                                  246            8.88%
Unallocated                                             1,196            0.00%
                                                 -------------    -------------
     Total                                       $      2,463          100.00%
                                                 =============    =============

June 30, 1993
-------------
                                                                    Percent of
                                                                  Loans in Each
                                                                   Category to
                                                    Amount         Total Loans
                                                 -------------    -------------
Allowance for Loan Losses (thousands)

Real Estate                                      $      1,221           71.69%
Commercial Mortgage                                       256           13.30%
Commercial                                                159            6.96%
Consumer                                                  231            8.05%
Unallocated                                               256            0.00%
                                                 -------------    -------------
     Total                                       $      2,123          100.00%
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


Northeast Bancorp Consolidated
Non-performing Ratios
As of June 30,

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Non-performing loans
    (thousands)
   Mortgages                   $ 1,896   $ 2,246   $ 2,383   $ 2,047   $ 2,308
   Other                           528       357       187       676       181
                               --------  --------  --------  --------  --------
Total non-performing loans       2,424     2,603     2,570     2,723     2,489

   Other Real Estate Owned         492       514     1,069     1,994     2,308
                               --------  --------  --------  --------  --------
Total non-performing assets    $ 2,916   $ 3,117   $ 3,639   $ 4,717   $ 4,797
                               ========  ========  ========  ========  ========

Total non-performing loans     --------  --------  --------  --------  --------
   to total loans                1.17%     1.53%     1.51%     1.72%     1.65%
                               ========  ========  ========  ========  ========

Total non-performing assets    --------  --------  --------  --------  --------
   to total assets               1.11%     1.40%     1.75%     2.47%     2.68%
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

Management believes that all loans that are considered potential problems are disclosed in the current non-performing loans table above with the exception of loans internally rated substandard. At June 30, 1997, the Company had approximately $586,000 of loans classified as substandard that could potentially become non-performing due to previous delinquencies or marginal cash flows.

No loans greater than 90 days past due are on accrual status and there are no troubled debt restructurings not disclosed above.

Refer to the financial statement footnotes #1 & #4 for further discussion of the Company's non-performing loan policy and interest income recognition.


Northeast Bancorp Consolidated
Summary of Loan Losses Experience (in thousands)
As of June 30,

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Average net loans outstanding,
   During period               $184,155  $166,965  $161,342  $153,476  $149,051
                               ========  ========  ========  ========  ========
Net loans outstanding,
   End of period               $203,839  $167,302  $167,440  $155,998  $148,633
                               ========  ========  ========  ========  ========
Allowance for loan losses,
   Beginning of period         $  2,549  $  2,396  $  2,463  $  2,123  $  1,555

Loans charged off:
   Residential Mortgage             295       132       136       230       177
   Commercial Real Estate           128       236       283       122        26
   Commercial                       154        53       194       285        64
   Installment                      163       105       148        93        46
                               --------  --------  --------  --------  --------
Total loans charged off             740       526       761       730       313
                               --------  --------  --------  --------  --------
Recoveries on amounts
 previously charged off:
   Residential Mortgage              36        10         7        25         1
   Commercial Real Estate            49        34         1         0         1
   Commercial                        13        11        16         6         9
   Installment                       32        21        29        18        18
                               --------  --------  --------  --------  --------
Total Recoveries                    130        76        53        49        29
                               --------  --------  --------  --------  --------

Net loans charged off               610       450       708       681       284
Provision for loan losses           578       603       641     1,021       852
Allowance for loan losses,     --------  --------  --------  --------  --------
   End of period               $  2,517  $  2,549  $  2,396  $  2,463  $  2,123

                               ========  ========  ========  ========  ========

Net loans charged-off as a     --------  --------  --------  --------  --------
percentage of average loans
outstanding                       0.33%     0.27%     0.44%     0.44%     0.19%
                               ========  ========  ========  ========  ========

Allowance for loan losses,     --------  --------  --------  --------  --------
as a percentage of net loans
outstanding at the end of
period                            1.23%     1.52%     1.43%     1.58%     1.43%
                               ========  ========  ========  ========  ========

The reduction in the June 30, 1997 allowance for loan loss percentage to net loans is primarily due to the purchase of $25,000,000 of residential mortgages during fiscal year 1997.

This table summarizes loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.


Northeast Bancorp Consolidated
Average Deposits and Rates (thousands)
As of June 30,

                               June 30, 1997    June 30, 1996    June 30, 1995
                              ---------------  ---------------  ---------------
                               Amount   Rate    Amount   Rate    Amount   Rate
                              --------  -----  --------  -----  --------  -----
Average Deposits:

Non-interest bearing demand
   deposits                   $ 11,566  0.00%  $ 10,020  0.00%  $  8,526  0.00%
Regular savings                 20,407  2.66%    22,258  2.68%    23,028  2.65%
NOW and Money Market            25,394  2.35%    27,782  2.56%    29,027  2.48%
Time deposits                   90,943  5.73%    87,365  5.86%    80,115  5.13%
                              --------  -----  --------  -----  --------  -----
Total Average Deposits        $148,310  3.67%  $147,425  3.69%  $140,696  3.87%
                              ========  =====  ========  =====  ========  =====

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 1997

                                                                      Balance

                                                                    -----------
Time Deposits $100,000 & Over (in thousands):

3 months or less                                                    $   2,004
Over 3 through 6 months                                                 2,152
Over 6 through 12 months                                                4,926
Over 12 months                                                          7,692
                                                                    -----------
Total Time Deposits $100,000 & Over                                 $  16,774
                                                                    ===========

Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 1997
(in thousands)

                              Less Than    1-5     Over 5               % of
                               1 Year     Years     Years     Total     Total
                              --------- --------- --------- --------- ---------
EARNING ASSETS

Real Estate Loans:
     Fixed                    $    898  $  2,591  $ 66,276  $ 69,765    28.11%
     Variable                   79,927    23,198     2,248   105,373    42.46%
                              --------- --------- --------- --------- ---------
Total Real Estate Loans         80,825    25,789    68,524   175,138    70.57%
                              --------- --------- --------- --------- ---------

Non-Real Estate Loans:
     Fixed                       1,715     8,648     7,967    18,330     7.39%
     Variable                   12,576       312         0    12,888     5.19%
                              --------- --------- --------- --------- ---------
Total Non-Real Estate Loans     14,291     8,960     7,967    31,218    12.58%
                              --------- --------- --------- --------- ---------
Investment Securities &
  Other Earning Assets          11,023       243    30,555    41,821    16.85%
                              --------- --------- --------- --------- ---------
Total Earning Assets          $106,139  $ 34,992  $107,046  $248,177   100.00%
                              ========= ========= ========= ========= =========

INTEREST-BEARING LIABILITIES

Deposits:
     Regular savings, value,
       & club accounts        $ 20,389                        20,389     8.95%
     NOW Accounts               11,429                        11,429     5.02%
     Money market accounts      12,317                        12,317     5.40%
     Certificates of deposit    70,381    27,828        10    98,219    43.13%
                              --------- --------- --------- --------- ---------
Total Deposits                 114,516    27,828        10   142,354    62.50%
                              --------- --------- --------- --------- ---------
Repurchase Agreements            5,099         0         0     5,099     2.24%


Borrowings & Notes Payable      54,713    21,315     4,264    80,292    35.26%
                              --------- --------- --------- --------- ---------
Total Interest-bearing
  Liabilities                 $174,328  $ 49,143  $  4,274  $227,745   100.00%
                              ========= ========= ========= ========= =========

Excess(deficiency) of earning --------- --------- --------- ---------
assets over interest-bearing
liabilities                    (68,189)  (14,151)  102,772    20,432
                              ========= ========= ========= =========

Cumulative excess (deficiency)--------- --------- --------- ---------
of earning assets over
interest-bearing liabilities   (68,189)  (82,340)   20,432    20,432
                              ========= ========= ========= =========

Cumulative excess (deficiency)--------- --------- --------- ---------
of earning assets over
interest-bearing liabilities
as a % of total assets         (30.68%)  (37.04%)    9.19%     9.19%
                              ========= ========= ========= =========

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1997.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liabilitiy model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference, the Company does not consider its position to be as negative as presented in the schedule above.


Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1997

                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30
                             1996          1996          1997          1997
                         ------------  ------------  ------------  ------------
Interest Income
  Interest on loans      $ 3,987,260   $ 4,209,837   $ 4,405,483   $ 4,623,357
  Interest & dividends
   on investments &
   available for sale
   securities                729,374       707,752       692,600       673,477
                         ------------  ------------  ------------  ------------
Total Interest Income      4,716,634     4,917,589     5,098,083     5,296,834
                         ------------  ------------  ------------  ------------
Interest Expense
  Interest on Deposits     1,539,567     1,533,721     1,586,983     1,694,532
  Interest on Repurchase

   Agreements                 38,269        54,686        50,745        55,753
  Interest on Borrowings     854,846       929,928     1,079,816     1,081,250
                         ------------  ------------  ------------  ------------
Total Interest Expense     2,432,682     2,518,335     2,717,544     2,831,535
                         ------------  ------------  ------------  ------------
Net Interest Income        2,283,952     2,399,254     2,380,539     2,465,299
Provision for Loan
  Losses                     144,814       144,443       144,452       144,718
                         ------------  ------------  ------------  ------------
Net Interest Income
  after Provision for
  Loan Losses              2,139,138     2,254,811     2,236,087     2,320,581

Securities Transactions       89,666        34,876        75,493        59,395
Other Operating Income       416,018       356,180       568,045       412,183
Other Operating Expense    2,343,829     1,819,013     2,153,840     2,231,091
                         ------------  ------------  ------------  ------------
Income Before Income
  Taxes                      300,993       826,854       725,785       561,068
Income Tax Expense           116,732       299,694       274,796       216,375
                         ------------  ------------  ------------  ------------
Net Income               $   184,261   $   527,160   $   450,989   $   344,693
                         ============  ============  ============  ============
Net Income Per Common
  Share:
   Primary earnings
    per share            $      0.11   $      0.37   $      0.31   $      0.24
   Fully diluted
    earnings per share   $      0.11   $      0.33   $      0.29   $      0.23



Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1996

                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30
                             1995          1995          1996          1996
                         ------------  ------------  ------------  ------------
Interest Income
  Interest on loans      $ 4,098,178   $ 4,059,758   $ 4,003,840   $ 3,848,909
  Interest & dividends
    on investments &
    available for sale
    securities               384,493       445,954       522,346       631,385
                         ------------  ------------  ------------  ------------
Total Interest Income      4,482,671     4,505,712     4,526,186     4,480,294
                         ------------  ------------  ------------  ------------
Interest Expense
  Interest on Deposits     1,635,482     1,652,178     1,611,581     1,526,929
  Interest on Repurchase
   Agreements                 33,913        48,880        42,872        40,545

  Interest on Borrowings     599,959       592,950       654,874       688,239
                         ------------  ------------  ------------  ------------
Total Interest Expense     2,269,354     2,294,008     2,309,327     2,255,713
                         ------------  ------------  ------------  ------------
Net Interest Income        2,213,317     2,211,704     2,216,859     2,224,581
Provision for Loan
  Losses                     147,855       147,708       159,960       147,337
                         ------------  ------------  ------------  ------------
Net Interest Income
  after Provision for
  Loan Losses              2,065,462     2,063,996     2,056,899     2,077,244

Securities Transactions      120,593        92,797        35,280        30,225
Other Operating Income       493,700       457,681       420,186       446,727
Other Operating Expense    2,015,938     1,916,693     2,029,985     2,486,141
                         ------------  ------------  ------------  ------------
Income Before Income
  Taxes                      663,817       697,781       482,380        68,055
Income Tax Expense           242,180       254,345       180,575        41,512
                         ------------  ------------  ------------  ------------
Net Income               $   421,637   $   443,436   $   301,805   $    26,543
                         ============  ============  ============  ============
Net Income Per Common
  Share:
   Primary earnings per
    share                $      0.32   $      0.32   $      0.20   $     (0.01)
   Fully diluted
    earnings per share   $      0.29   $      0.29   $      0.19   $      0.02


The decrease in net income for the quarter ending June 30, 1997 is primarily due to the writedown of equity securities and the provision for real estate held for investment.

The reduction of net income for the quarter ending September 30, 1996 is primarily due to the FDIC-SAIF deposit assessment of $380,000.

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

             Not Applicable.




                                 PART III

Item 10.     Directors and Executive Officers of the Registrant.
             ___________________________________________________

             The "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.     Executive Compensation
             ______________________

             The "Executive Compensation and Other Information" section of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management
             ______________________________________________________________

             The "Election of Directors" and "Common Stock Ownership of Certain Beneficial Owners" sections of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions
             ______________________________________________

             The "Transactions with Management" section of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ________________________________________________________________

        (a)  List of Financial Statements Filed as Part of This Report
             _________________________________________________________

             The following financial statements are submitted herewith in response to Part II Item 8:

             Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

             Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995

             Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995


        (b)  Reports on Form 8-K
             ___________________

             The Company filed a Form 8-K on May 22, 1997, reporting the execution of an Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc Bank and Trust Company.


        (C)  Exhibits
             ________

             The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.


2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Northeast Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to
             Exhibit 2.2 to Northeast Bancorp's Current Report on Form 8-K dated May 4, 1994

2.3 Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc Bank and Trust Company, incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission

3.1 Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's

             Registration Statement on Form S-4 (No.333-31797) filed with the Securities and Exchange Commission

3.2          Bylaws of Northeast Bancorp, incorporated by reference to Exhibit
             3.2 to amendment No.1 to Northeast Bancorp's Registration Statement on Form S-4(No.333-31797) filed with the Securities and Exchange Commission

10.1* 1987 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2* 1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

10.3* 1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

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


                            NORTHEAST BANCORP

Date:  September 19, 1997                    By:  /s/ James D. Delamater
                                                  _____________________________
                                                  James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                     Title                          Date
_________________________   ____________________         ___________________

/s/ John B. Bouchard        Director                     September 19, 1997
-------------------------
John B. Bouchard


/s/ A. William Cannan       Director,                    September 19, 1997
-------------------------   Executive Vice President
A. William Cannan


/s/ James D. Delamater      Director,                    September 19, 1997
-------------------------   President and Chief
James D. Delamater          Executive Officer
                            (Principal
                            Executive Officer)


/s/ Ronald J. Goguen        Director                     September 19, 1997
-------------------------
Ronald J. Goguen


/s/ Philip C. Jackson       Director                     September 19, 1997
-------------------------   Vice President
Philip C. Jackson

/s/ Ronald C. Kendall       Director                     September 19, 1997
-------------------------
Ronald C. Kendall


/s/ Judith W. Hayes         Director                     September 19, 1997
-------------------------
Judith W. Hayes


/s/ Normand R. Houde        Director                     September 19, 1997
-------------------------
Normand R. Houde


/s/ John W. Trinward, DMD   Chairman of the              September 19, 1997
-------------------------   Board
John W. Trinward, DMD


/s/ Edmond J. Vachon        Director                     September 19, 1997
-------------------------
Edmond J. Vachon

/s/ Stephen W. Wight        Director                     September 19, 1997
-------------------------
Stephen W. Wight

/s/ Dennis A. Wilson        Director                     September 19, 1997
-------------------------
Dennis A. Wilson

/s/ Richard E. Wyman, Jr.   Chief Financial              September 19, 1997
-------------------------   Officer (Principal
Richard E. Wyman, Jr.       Financial and
                            Accounting Officer)




EXHIBIT INDEX

Exhibit
Number                            Exhibit
-------                           -------
2.1 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2 Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.3 Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc and Trust Company, incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission

3.1 Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (333-31797) filed with the Securities and Exchange Commission

3.2       Bylaws of Northeast Bancorp, incorporated by reference to Exhibit
          3.2 to amendment No.1 to Northeast Bancorp's Registration Statement on Form S-4(No.333-31797) filed with the Securities and Exchange Commission

10.1* 1987 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2* 1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

10.3* 1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11
21        A list of subsidiaries of Northeast Bancorp is filed herewith as
          Exhibit 21

23 The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23

27        A Financial Data Schedule is submitted herewith as Exhibit 27

* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K