Form 10-Q
period 1997-09-30
NORTHEAST BANCORP /ME/
filed 1997-11-12
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q



 X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934






For the quarter ended    September 30, 1997
                         ------------------

                                            or

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from  _______________ to  _______________

Commission File Number             0 - 16123
                                _______________


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

                                 (207) 777 - 5950
______________________________________________________________________________
               Registrant's telephone number, including area code

                                  Not Applicable
______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.     Yes  __X__     No _____


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE
 PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable



                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares outstanding as of November 11, 1997:  1,481,734 of common stock, $1.00 par value per share.
_______________________________________________________________________________


                   NORTHEAST BANCORP AND SUBSIDIARIES
                            Table of Contents


Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheets
                    September 30, 1997 and June 30, 1997

                    Consolidated Statements of Income
                    Three Months ended September 30, 1997 and 1996

                    Consolidated Statements of Changes in Shareholders' Equity Three Months ended September 30, 1997 and 1996

                    Consolidated Statements of Cash Flows
                    Three Months ended September 30, 1997 and 1996

                    Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Part II.  Other Information

          Items 1 - 6.

          Signature Page

          Index to Exhibits


                    NORTHEAST BANCORP AND SUBSIDIARY
                       Consolidated Balance Sheets
                               (Unaudited)

                                              September 30,       June 30,
                                                  1997              1997
                                            _______________   _______________
Assets

Cash and due from banks                     $   3,260,381     $   5,152,222
Interest bearing deposits in other banks          442,377           443,021
Federal Home Loan Bank overnight deposits      10,256,000        10,066,000
Trading account securities at market               25,000            25,000
Available for sale securities                  29,802,208        27,096,931
Federal Home Loan Bank stock                    4,192,700         3,949,700
Loans held for sale                                29,355           240,000

Loans                                         209,310,884       206,507,746
  Less deferred loan origination fees              54,371           151,609
  Less allowance for loan losses                2,560,000         2,517,000
                                            _______________   _______________
    Net loans                                 206,696,513       203,839,137

Bank premises and equipment, net                3,843,791         3,960,703
Real estate held for investment                   290,918           361,654
Other real estate owned                           456,641           492,411
Goodwill (net of accumulated amortization
 of $1,310,528 at 9/30/97 and $1,236,434
 at 6/30/97)                                    2,146,195         2,220,289
Other assets                                    3,999,629         3,952,638
                                            _______________   _______________
    Total Assets                              265,441,708       261,799,706

                                            ===============   ===============

Liabilities and Shareholder's Equity

Liabilities
Deposits                                    $ 154,262,801     $ 154,410,687
Repurchase Agreements                           4,840,375         5,098,622
Advances from Federal Home Loan Bank           80,574,471        78,993,361
Notes payable                                   1,222,222         1,298,611
Due to Broker                                   1,999,375            --
Other Liabilities                               2,077,804         2,097,812
                                            _______________   _______________
  Total Liabilities                           244,977,048       241,899,093

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
 issued and outstanding                           999,988           999,988
Preferred stock, Series B, 71,428 shares
 issued and outstanding                           999,992           999,992
Common stock, par value $1, 1,293,642 and
 1,274,969 shares issued and outstanding at
 9/30/97 and 6/30/97, respectively              1,293,642         1,274,969
Additional paid in capital                      5,708,584         5,639,507
Retained earnings                              11,734,802        11,320,332
                                            _______________   _______________
                                               20,737,008        20,234,788
Net unrealized loss on available for sale
 securities                                      (272,348)         (334,175)
                                            _______________   _______________
  Total Shareholders' Equity                   20,464,660        19,900,613
                                            _______________   _______________
Total Liabilities and Shareholders' Equity  $ 265,441,708     $ 261,799,706
                                            ===============   ===============


                     NORTHEAST BANCORP AND SUBSIDIARY
                    Consolidated Statements of Income
                               (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                 1997              1996
                                            _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits         $     113,638     $      88,064
Interest on loans & loans held for sale         4,745,135         3,987,260
Interest on available for sale securities         465,281           590,010
Dividends on Federal Home Loan Bank stock          67,436            46,409
Other Interest Income                               4,783             4,891
                                            _______________   _______________
  Total Interest Income                         5,396,273         4,716,634

Interest Expense

Deposits                                        1,692,682         1,539,567
Repurchase agreements                              48,438            38,269
Other borrowings                                1,163,074           854,846
                                            _______________   _______________
  Total Interest Expense                        2,904,194         2,432,682
                                            _______________   _______________

Net Interest Income                             2,492,079         2,283,952
Provision for loan losses                         153,500           144,814
                                            _______________   _______________
  Net Interest Income after Provision
     for Loan Losses                            2,338,579         2,139,138

Other Income
Service charges                                   262,566           267,949
Available for sale securities gains (losses)      107,996            28,300
Gain (Loss) on trading account                      1,797            61,366
Other                                             167,947           148,069
                                            _______________   _______________
  Total Other Income                              540,306           505,684

Other Expenses
Salaries and employee benefits                  1,028,363         1,024,525
Net occupancy expense                             187,471           126,970
Equipment expense                                 194,630           177,028
Goodwill amortization                              74,094            74,094
FDIC Insurance Assessment                             --            380,000
Other                                             531,447           561,212
                                            _______________   _______________
  Total Other Expenses                          2,016,005         2,343,829
                                            _______________   _______________
Income Before Income Taxes                        862,880           300,993
Income tax  expense                               310,039           116,732
                                            _______________   _______________
Net Income                                  $     552,841     $     184,261
                                            ===============   ===============

Earnings Per Share
  Primary                                   $        0.38     $        0.11
  Fully Diluted                             $        0.34     $        0.11




NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 1997 and 1996
(Unaudited)

                                                                                      Net
                                                                                 Unrealized
                                                                                Gains(Losses)

                                                      Additional                on Available

                                Common     Preferred    Paid-In     Retained      for Sale        Treasury
                                Stock        Stock      Capital     Earnings     Securities        Stock         Total
                             ____________ ___________ ___________ ____________  _____________  ____________  ____________
Balance at June 30, 1996       1,234,010   1,999,980   5,455,852   10,351,031       (837,354)      (52,277)   18,151,242
Net income for three months
 ended September 30, 1996            --          --          --       184,261            --            --        184,261
Dividends paid on common
 stock                               --          --          --       (98,503)           --            --        (98,503)
Dividends paid on preferred
 stock                               --          --          --       (34,999)           --            --        (34,999)
Issuance of common stock             314         --        3,343           --            --         13,642        17,299
Net change in unrealized
 losses on securities
 available for sale                  --          --          --            --        (17,802)          --        (17,802)
                             ____________ ___________ ___________ ___________   _____________  ____________  ____________
Balance September 30, 1996   $ 1,234,324  $1,999,980  $5,459,195  $10,401,790   $   (855,156)  $   (38,635)  $18,201,498
                             ============ =========== =========== ============  =============  ============  ============

Balance at June 30, 1997       1,274,969   1,999,980   5,639,507   11,320,332       (334,175)          --     19,900,613
Net income for three months
 ended September 30, 1997            --          --          --       552,841            --            --        552,841
Dividends paid on common
 stock                               --          --          --      (103,372)           --            --       (103,372)
Dividends paid on preferred
 stock                               --          --          --       (34,999)           --            --        (34,999)
Issuance of common stock
 through exercise of options      18,673         --       69,077          --             --            --         87,750
Net change in unrealized
 losses on securities
 available for sale                  --          --          --           --          61,827           --         61,827
                             ____________ ___________ ___________ ____________  _____________  ____________  ____________
Balance September 30, 1997   $ 1,293,642  $1,999,980  $5,708,584  $11,734,802   $   (272,348)  $        0    $20,464,660

                             ============ =========== =========== ============  =============  ============  ============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                                  1997              1996
                                             _______________   _______________
Cash provided by operating activities        $      786,560    $      542,157

Cash flows from investing activities:
 FHLB stock purchased                              (243,000)         (323,900)
 Available for sale securities purchased         (4,293,677)       (8,763,065)
 Available for sale securities principal
  reductions                                        453,954           572,283
 Available for sale securities matured              250,000               --
 Available for sale securities sold               3,059,863         5,447,793
 New loans, net of repayments & charge offs      (2,859,463)       (3,741,933)
 Net capital expenditures                           (55,521)          (60,543)
 Real estate owned sold                              87,038           126,608
 Real estate held for investment sold                63,793               --
                                             _______________   _______________
   Net cash provided by (used in) investing
    activities                                   (3,537,013)       (6,742,757)

Cash flows from financing activities:
 Net change in deposits                            (147,886)          349,263
 Net change in repurchase agreements               (258,247)          111,845
 Dividends paid                                    (138,370)         (133,502)
 Proceeds from stock issuance                        87,750            17,299
 Net increase in advances from Federal Home
  Loan Bank of Boston                             1,581,110         7,155,835
 Net change in notes payable                        (76,389)         (126,111)
                                             _______________   _______________
   Net cash provided by financing activities      1,047,968         7,374,629
                                             _______________   _______________

   Net (decrease) increase in cash and
    cash equivalents                             (1,702,485)        1,174,029

Cash and cash equivalents, beginning
  of period                                      15,661,243        11,566,128
                                             _______________   _______________
Cash and cash equivalents, end of period     $   13,958,758    $   12,740,157
                                             ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash
 investing activities:
Net increase (decrease) in valuation for
 unrealized market value adjustments on
 available for sale securities                      61,827            (17,802)
Net transfer (to) from Loans to Other
 Real Estate Owned                                  56,325            447,039

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                    5,000                --
Interest paid                                    2,888,326          2,391,111



                     NORTHEAST BANCORP AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                           September 30, 1997

1.   Basis of Presentation
     _____________________

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1997 included in the Company's annual report on Form 10-K.


2.   Securities
     __________

Securities available for sale at cost and approximate market values are summarized below.



                             September 30, 1997            June 30, 1997
                         __________________________  __________________________
                                          Market                      Market
                             Cost         Value          Cost         Value
                         ____________  ____________  ____________  ____________
Debt securities issued
 by the U.S. Treasury
 and other U.S.
 Government corporations
 and agencies            $  3,497,759  $  3,434,907  $  1,498,913  $  1,455,788

Corporate bonds               149,705       146,085       149,694       142,750
Mortgage-backed
 securities                25,683,969    25,393,948    25,057,910    24,647,811
Equity securities             883,424       827,268       896,739       850,582
                         ____________  ____________  ____________  ____________
                         $ 30,214,857  $ 29,802,208  $ 27,603,256  $ 27,096,931
                         ============  ============  ============  ============

                             September 30, 1997            June 30, 1997
                         __________________________  __________________________

                                          Market                       Market
                             Cost         Value          Cost          Value
                         ____________  ____________  ____________  ____________

Due in one year or less  $    248,384  $    247,307  $    248,913  $    248,913
Due after one year
 through five years           250,000       245,400       250,000       242,500
Due after five years
through ten years             149,705       146,085       149,694       142,750
Due after ten years         2,999,375     2,942,200     1,000,000       964,375
Mortgage-backed
 securities (including
 securities with interest
 rates ranging from
 5.15% to 8.5% maturing
 September 2003 to
 August 2027)              25,683,969    25,393,948    25,057,910    24,647,811
Equity securities             883,424       827,268       896,739       850,582
                         ____________  ____________  ____________  ____________
                         $ 30,214,857  $ 29,802,208  $ 27,603,256  $ 27,096,931
                         ============  ============  ============  ============


3.   Allowance for Loan Losses
     _________________________

The following is an analysis of transactions in the allowance for loan losses:


                                                  Three Months Ended
                                                     September 30,
                                                  1997           1996
                                              ____________   ____________
Balance at beginning of year                  $  2,517,000   $  2,549,000
Add provision charged to operations                153,500        144,814
Recoveries on loans previously charged off          72,742         21,431
                                              ____________   ____________
                                                 2,743,242      2,715,245
Less loans charged off                             183,242        228,245
                                              ____________   ____________
Balance at end of period                      $  2,560,000   $  2,487,000

                                              ============   ============


4.   Advances from Federal Home Loan Bank
     ____________________________________

A summary of borrowings from the Federal Home Loan Bank is as follows:

                            September 30, 1997
             ___________________________________________________
                Principal         Interest          Maturity
                 Amounts            Rates             Dates
             _______________   _______________   _______________
             $   57,257,126     4.97% - 6.39%         1998
                 14,500,000     5.64% - 5.96%         1999
                  3,000,000         6.27%             2000
                  1,626,435     6.21% - 6.49%         2001
                  2,190,910     6.36% - 6.67%         2003
                  2,000,000         6.65%             2005
             _______________
             $   80,574,471
             ===============


                                June 30, 1997
             ___________________________________________________
                Principal         Interest          Maturity
                 Amounts           Rates              Dates
             _______________   _______________   _______________
             $   54,407,706     4.97% - 6.39%         1998
                 15,606,482     5.64% - 6.20%         1999
                  3,000,000         6.27%             2000
                    273,080         6.40%             2001
                  1,441,827     6.21% - 6.49%         2002
                    290,652         6.61%             2003
                  1,973,614     6.36% - 6.67%         2004
                  2,000,000         6.65%             2005
             _______________
             $   78,993,361
             ===============



5.   New Accounting Pronouncements
     _____________________________

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") will be effective for the Company's December 31, 1997 quarter end financial statements. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Early application is not permitted.

If the Company had adopted the provisions of Statement 128 for the quarter end September 30, 1997 basic earnings per share would be reported as $0.40 and diluted earnings per share would be reported as $0.34.


                     NORTHEAST BANCORP AND SUBSIDIARY
                                  Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
        _______________________________________________________________________

Description of Operations
_________________________

Northeast Bancorp (the "Company"), is a unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. The Company has one wholly-owned subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

Financial Condition
___________________

Total consolidated assets were $265,441,708 on September 30, 1997, which represents an increase of $3,642,002 from June 30, 1997. Total loans, securities available for sale and Federal Home Loan Bank ("FHLB") stock increased by $2,857,376, $2,705,277 and $243,000, respectively, while cash equivalents and loans held for sale decreased by $1,702,485 and $210,645, respectively, during the same period. Total deposits and repurchase agreements decreased by $406,133, while FHLB borrowings increased by $1,581,110, from June 30, 1997 to September 30, 1997.

The decrease in cash equivalents and the increase in FHLB advances were utilized to support the increase in securities available for sale and the increase in the loan portfolio from June 30, 1997 to September 30, 1997. FHLB stock increased due to the increased levels of FHLB advances during the same time period. The FHLB requires financial institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $2,857,376 for the three months ended September 30, 1997. The loan portfolio growth was in consumer installment and commercial loans. On August 31, 1997, the Bank purchased approximately $5,000,000 of 1-4 family mortgages. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located primarily in the state of Maine. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In the effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets, the Bank will experience some margin compression due to decreased loan rates.

The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 65% of the total loan portfolio, in which 53% of the residential loans are variable rate products, as compared to 69% and 47%, respectively, at September 30, 1996. It is management's intent to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

Eighteen percent of the Bank's total loan portfolio balance is commercial real estate mortgages. Similar to residential mortgages, the Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products.

Commercial loans make up 8% of the total loan portfolio, of which 69% are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank attempts to mitigate losses in commercial loans through lending in accordance with the Company's credit policies.

Consumer and other loans make up 8% of the loan portfolio. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with, at times, minimal collateral security. Management attempts to mitigate these risks by keeping the products offered short-term, receiving a rate of return commensurate with the measured risks, and lending to individuals in the Bank's known market areas.

Total deposits were $154,262,801 and securities sold under repurchase agreements were $4,840,375 as of September 30, 1997. These amounts represent a decrease of $147,886 and $258,247, respectively, compared to June 30, 1997.
The decrease in deposits and repurchase agreements was due to normal business fluctuations. Brokered deposits represented $7,388,663 of the total deposits at September 30, 1997. The Bank utilizes brokered deposits as alternative sources of funds. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during the first three months in fiscal 1997, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposit base.

Total advances from the FHLB were $80,574,471 as of September 30, 1997, an increase of $1,581,110 compared to June 30, 1997. The cash received from FHLB advances was utilized for the increase in the loan portfolio. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $38,000,000 greater than the September 30, 1997 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support anticipated growth.
Total equity of the Company was $20,464,660 as of September 30, 1997 versus
$19,900,613 at June 30, 1997.   Book value per common share was $14.27 as of

September 30, 1997 versus $14.04 at June 30, 1997. Total equity to total assets of the Company as of September 30, 1997 was 7.71%.

At September 30, 1997, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:


                                Northeast Bank, F.S.B.




                            Actual Capital   Required Capital   Excess Capital
                          Amount   Ratio    Amount    Ratio         Amount

                       ____________  ______  ____________  ______  ____________
Tangible capital       $ 18,384,000   6.99%  $  3,947,000   1.50%  $ 14,437,000
Core capital           $ 18,384,000   6.99%  $  7,894,000   3.00%  $ 10,490,000
Leverage capital       $ 18,384,000   6.99%  $ 10,526,000   4.00%  $  7,858,000
Risk-based capital     $ 19,534,000  12.21%  $ 12,802,000   8.00%  $  6,732,000


The carrying value of securities available for sale by the Company was $29,802,208, which is $412,649 less than the cost of the underlying securities, at September 30, 1997. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed securities, which was due to the change in current market prices from the prices at the time of purchase. The Company has primarily invested in mortgage-backed securities. Substantially all of the mortgage-
backed securities are high grade government backed securities.   As in any long
term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will decline when market interest rates increase from the time of purchase. Since these mortgage-backed securities are backed by the U.S. government, there is little or no risk in loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future.

The Bank's allowance for loan losses was $2,560,000 as of September 30, 1997 versus $2,517,000 as of June 30, 1997, representing 1.22% of total loans for both of the reported periods. The Bank had non-performing loans totaling $2,273,000 at September 30, 1997 compared to $2,424,000 at June 30, 1997. Non-
performing commercial mortgages increased by 24% from June 30, 1997 to September 30, 1997. This increase was due to the addition of a single loan and in management's opinion does not indicate a trend. Non-performing loans represented .86% and .93% of total assets at September 30, 1997 and June 30, 1997, respectively. The Bank's allowance for loan losses was equal to 113% and 104% of the total non-performing loans at September 30, 1997 and June 30, 1997,
respectively.   At September 30, 1997, the Bank had approximately $774,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans have been reduced substantially in the past twelve months. The decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes in the borrower's financial condition, indicating a decreased potential for these loans becoming non-performing assets. Along with non-performing and delinquent loans, management takes an aggressive posture in reviewing its loan portfolio to classify loans substandard. The following table represents the Bank's non-performing loans as of September 30, 1997 and June 30, 1997, respectively:


                                      September 30,         June 30,
             Description                  1997                1997
       _______________________        ______________     ______________
       1-4 Family Mortgages           $    625,000       $    983,000
       Commercial Mortgages              1,133,000            913,000
       Commercial Installment              486,000            492,000
       Consumer Installment                 29,000             36,000
                                      ______________     ______________
       Total non-performing           $  2,273,000       $  2,424,000
                                      ==============     ==============

Although the growth in non-performing, delinquent and substandard loans have been reversed, management continues to allocate substantial resources to the collection area in an effort to control the amount of such loans. The Bank's delinquent loan accounts, as a percentage of total loans, decreased during the September 30, 1997 quarter. This decrease was largely due to improved collection efforts and the increase in the Bank's loan portfolio.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

              12-31-96      3-31-97      6-30-97      9-30-97

                1.24%        1.52%        1.60%        1.23%


At September 30, 1997, the Bank's total non-performing loans has approximately $630,000 of loan balances that are current and paying as agreed. Taking these current non-accrual loans into consideration, the Bank's total delinquencies 30 days or more past due, including delinquent non-performing loans, as a percentage of total loans would be .93% as of September 30, 1997.

The level of the allowance for loan losses as a percentage of total loans has remained constant and the level of allowance for loan losses as a percentage of non-performing loans at September 30, 1997 increased from June 30,1997. Total delinquencies as a percentage of total loans decreased during the quarter ended September 30,1997. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

On a regular and ongoing basis, management evaluates the adequacy of the allowance for loan losses. The process to evaluate the allowance involves a high degree of management judgement. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Bank's most recent examination by the OTS was on September 22, 1997. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

Results of Operations
_____________________

Net income for the quarter ended September 30, 1997 was $552,841.
Primary earnings per share was $.38 and fully diluted earnings per share was $.34 for the quarter ended September 30, 1997. This compares to earnings of $184,261 or primary and fully diluted earnings per share of $.11 for the quarter ended September 30, 1996.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995. This resulted in an expense of $380,000 which was reflected in the Company's September 30, 1996 quarter end financial statements. The net effect of the one time assessment decreased the Company's primary earnings per share by $.19 and the fully diluted earnings per share by $.16 for the quarter ended September 30, 1996. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of
1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks would be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits.

The Company's net interest income was $2,492,079 for the three months ended September 30, 1997, versus $2,283,952 for the three months ended September 30, 1996, an increase of $208,127. Total interest income increased $679,639 during the three months ended September 30, 1997 compared to the three months ended September 30, 1996, resulting from the following items: (I) interest income on loans and loans held for sale increased by $757,875 for the three months ended September 30, 1997 resulting from a $835,194 increase due to an increase in the volume of loans, which was offset by a decrease of $77,319 due to decreased rates on loans; (II) interest income on investment securities decreased by $124,729 resulting from a $91,017 decrease due to a decrease in volume as well as a decrease of $33,712 due to decreased rates on investments; and (III) interest income on short term liquid funds increased by $46,493 resulting from a $43,758 increase due to an increase in volume as well as an increase of $2,735 due to increased rates on FHLB overnight and other deposits.

The increase in total interest expense of $471,512 for the three months ended September 30, 1997 resulted from the following items: (I) interest expense on deposits increased by $153,115 for the three months ended September 30, 1997 resulting from a $134,777 increase due to an increase in the volume of deposits as well as an increase of $18,338 due to increasing deposit rates; (II) interest expense on repurchase agreements increased by $10,169 due to an increase of $10,665 in the volume of repurchase agreements, which was offset by a decrease of $496 due to a decrease in rates; and (III) interest expense on borrowings increased by $308,228 for the three months ended September 30, 1997 resulting from an increase of $329,264 due to an increase in the volume of borrowings offset by a decrease of $21,036 due to a change in the mix of interest rates on borrowings. The changes in net interest income, as explained above, are also presented in the schedule below.


                           Northeast Bancorp
             Rate/Volume Analysis for the three months ended
              September 30, 1997 versus September 30, 1996

                                    Difference Due to
                                 Volume       Rate       Total
                                ____________   ____________   ____________
      Investments               $  (91,017)    $  (33,712)   $  (124,729)
      Loans                        835,194        (77,319)       757,875
      FHLB & Other Deposits         43,758          2,735         46,493
                                ____________   ____________   ____________
      Total                        787,935       (108,296)       679,639

      Deposits                     134,777         18,338        153,115
      Repurchase Agreements         10,665           (496)        10,169
      Borrowings                   329,264        (21,036)       308,228
                                ____________   ____________   ____________
      Total                        474,706         (3,194)       471,512
                                ____________   ____________   ____________
      Net Interest Income       $  313,229     $ (105,102)    $  208,127
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

Approximately 22% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 35% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Total non-interest income was $540,306 for the three months ended September 30, 1997 versus $505,684 for the three months ended September 30, 1996. Service fee income was $262,566 for the three months ended September 30, 1997 versus $267,949 for the three months ended September 30, 1996. The $5,383 service fee decrease for the three months ended September 30, 1997 was primarily due to a reduction in loan servicing and deposit fee income. Income from available for sale securities gains was $107,996 for the three months ended September 30, 1997 versus $28,300 for the three months ended September 30, 1996. The Company sold some of its available for sale securities during the three month period ended September 30, 1997, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $1,797 for the three month period ended September 30, 1997 versus $61,366 for the three month period ended September 30, 1996. Larger gains on the trading account portfolio was attained in the three month period ended September 30, 1996, due to the sale and appreciation in the market values of the securities classified as trading in that time period.

Other income was $167,947 for the three months ended September 30, 1997, which was an increase of $19,878 when compared to other income of $148,069 for the three months ended September 30, 1996. The increase in other income in the three months ended September 30,1997, was primarily due to income generated from the Bank's trust department and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total operating expense, or non-interest expense, for the Company was $2,016,005 for the three months ended September 30, 1997 versus $2,343,829 for
the three months ended September 30, 1996.   The increase in occupancy and
equipment expense for the three months ended September 30, 1997 was due to costs associated with the new branch opened in Auburn, Maine as well as normal growth and maintenance. Other expenses decreased by $29,765 for the three months ended September 30, 1997, compared to September 30, 1996. The decrease in other expenses was primarily due to the reduction in deposit insurance and loan expenses. As previously discussed above, the Company's operating expenses, for the three months ended September 30, 1996, increased primarily due to the FDIC-SAIF deposit insurance assessment of $380,000. Excluding the deposit assessment, the Company's operating expenses were $1,963,829 for the three months ended September 30, 1996.

Merger
______

On May 9, 1997 the Company entered into a definitive agreement to merge the Bank with Cushnoc Bank and Trust Company (Cushnoc) of Augusta, Maine. The agreement had been approved by the Company's and Cushnoc's Board of Directors and was subject to approval by Cushnoc's shareholders. On August 29, 1997, the

Company received approval from OTS, subject to certain conditions, to merge the Bank and Cushnoc. On October 14, 1997, a special shareholders meeting was held by Cushnoc at which its shareholders voted to approve the merger of the Bank and Cushnoc. The merger of the Bank and Cushnoc was completed on October 24, 1997. At September 30, 1997, Cushnoc had approximately $21,000,000 in total assets and $2,200,000 in stockholders' equity. Under the terms of the agreement, the Company issued 2.089 shares of its common stock for each share of Cushnoc, which has 90,000 common shares outstanding. The acquisition will be accounted for under the pooling of interest method.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ________________________________________________________

There have been no material changes in the Company's market risk from June 30, 1997. For information regarding the Company's market risk, refer to the Annual Report on Form 10-K dated as of June 30, 1997.


Forward - Looking Statements
____________________________

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

(a)       Not applicable.

(b)       Not applicable.

(c)       Not applicable.


Item 3.   Defaults Upon Senior Securities
          _______________________________

Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

Not Applicable.


Item 5.   Other Information
          _________________

(a)       Not applicable


Item 6.   Exhibits and Reports on Form 8 - K
          __________________________________

(a)       Exhibits
          ________

          2.1 Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc Bank and Trust Company incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission.

11        Statement regarding computation of per share earnings.

27        Financial data schedule

(b)       Reports on Form 8 - K
          _____________________

          No reports on Form 8 - K have been filed during the quarter ended September 30, 1997.



                   NORTHEAST BANCORP AND SUBSIDIARIES
                               Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            NORTHEAST BANCORP
                        _________________________
                              (Registrant)



                         /s/ James D. Delamater
                        _________________________
                           James D. Delamater
                           President and CEO


                            /s/ Richard Wyman
                        _________________________
                              Richard Wyman
                         Chief Financial Officer




Date: November 12, 1997


                     NORTHEAST BANCORP AND SUBSIDIARIES
                            Index to Exhibits


EXHIBIT NUMBER                        DESCRIPTION
______________          _____________________________________________________

     11                 Statement regarding computation of per share earnings

     27                 Financial Data Schedule