Form 10-Q
period 1997-12-31
NORTHEAST BANCORP /ME/
filed 1998-02-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended     December 31, 1997
                          _________________

                                   or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number   0 - 16123
                       _____________

                               Northeast Bancorp
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

                 Maine                                 01 - 0425066
________________________________________  _____________________________________
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 232 Center Street, Auburn, Maine                        04210
________________________________________  _____________________________________
(Address of principal executive offices)              (Zip Code)

                               (207) 777 - 6411
_______________________________________________________________________________
               Registrant's telephone number, including area code

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

Shares outstanding as of February 11, 1998: 2,234,638 of common stock, $1.00 par value per share.



                          NORTHEAST BANCORP AND SUBSIDIARIES
                                   Table of Contents

Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                    December 31, 1997 and June 30, 1997

                   Consolidated Statements of Income
                    Three Months ended December 31, 1997 and 1996

                   Consolidated Statements of Income
                    Six Months ended December 31, 1997 and 1996

                   Consolidated Statements of Changes in Shareholders' Equity
                    Six Months ended December 31, 1997 and 1996

                   Consolidated Statements of Cash Flows
                    Six Months ended December 31, 1997 and 1996

                   Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Part II.  Other Information

          Items 1 - 6.

          Signature Page

          Index to Exhibits



NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)


                                                December 31,       June 30,
                                                    1997              1997
                                              ---------------   ---------------
                Assets
Cash and due from banks                       $   5,354,321     $   6,112,425
Interest bearing deposits in other banks            317,052           443,021
Federal Home Loan Bank overnight deposits        11,968,000        12,218,898
Trading account securities at market                 25,000            25,000
Available for sale securities                    18,875,202        28,810,624
Federal Home Loan Bank stock                      4,364,000         4,121,000
Loans held for sale                                 370,749           240,000

Loans                                           228,544,431       222,885,954
  Less deferred loan origination fees/cost          (22,183)          203,819
  Less allowance for loan losses                  2,773,000         2,741,809
                                              _______________   _______________
    Net loans                                   225,793,614       219,940,326

Bank premises and equipment, net                  4,561,119         4,774,561
Real estate held for investment                     279,458           361,654
Other real estate owned (net of allowance
 for losses of $0 at 12/31/97 and $50,839
 at 6/30/97)                                        518,791           563,207
Goodwill (net of accumulated amortization
 of $1,384,621 at 12/31/97 and $1,236,434
 at 6/30/97)                                      2,072,102         2,220,289
Other assets                                      4,233,799         4,198,689
                                              _______________   _______________
    Total Assets                                278,733,207       284,029,694
                                              ===============   ===============


     Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 174,361,238     $ 172,921,286
Repurchase Agreements                             5,737,121         5,098,622
Advances from Federal Home Loan Bank             72,563,725        80,494,471

Notes payable                                     1,145,833         1,298,611
Other Liabilities                                 1,891,611         2,121,123
                                              _______________   _______________
  Total Liabilities                             255,699,528       261,934,113

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
 issued and outstanding                             999,988           999,988
Preferred stock, Series B, 71,428 shares
 issued and outstanding                             999,992           999,992
Common stock, par value $1,2,222,691 and
 1,462,909 shares issued and outstanding at
 12/31/97 and 6/30/97, respectively               2,222,691         1,462,909
Additional paid in capital                        7,774,396         7,699,883
Retained earnings                                11,174,839        11,266,984
                                              _______________   _______________
                                                 23,171,906        22,429,756
Net unrealized losses on available for sale
 securities                                        (138,227)         (334,175)
                                              _______________   _______________
 Total Shareholders' Equity                      23,033,679        22,095,581
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $ 278,733,207     $ 284,029,694
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                      Three Months Ended
                                                        December 31,
                                                    1997              1996
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     121,584     $      91,020
Interest on loans & loans held for sale           5,256,343         4,652,547
Interest on available for sale securities           437,952           597,753
Dividends on Federal Home Loan Bank stock            71,904            51,894
Other Interest Income                                 4,596             7,601
                                              _______________   _______________
  Total Interest Income                           5,892,379         5,400,815

Interest Expense
Deposits                                          1,901,610         1,727,321
Repurchase agreements                                54,618            54,686
Other borrowings                                  1,128,589           938,321
                                              _______________   _______________
  Total Interest Expense                          3,084,817         2,720,328
                                              _______________   _______________
Net Interest Income                               2,807,562         2,680,487
Provision for loan losses                           227,663           153,443
                                              _______________   _______________
  Net Interest Income after Provision for

   Loan Losses                                    2,579,899         2,527,044
Other Income
Service charges                                     237,235           264,768
Available for sale securities gains (losses)         99,696            46,117
Gain (Loss) on trading account                            0           (11,241)
Other                                               405,177           111,650
                                              _______________   _______________
  Total Other Income                                742,108           411,294

Other Expenses
Salaries and employee benefits                    1,272,952         1,121,180
Net occupancy expense                               221,148           177,534
Equipment expense                                   234,410           209,382
Goodwill amortization                                74,094            74,094
FDIC Insurance Assessment                              --             (83,140)
Other                                               963,019           627,847
                                              _______________   _______________
 Total Other Expenses                             2,765,623         2,126,897
                                              _______________   _______________

Income Before Income Taxes                          556,384           811,441
Income tax expense                                  200,318           300,894
                                              _______________   _______________
Net Income                                    $     356,066     $     510,547
                                              ===============   ===============

Earnings Per Share
 Basic                                        $          0.14   $          0.22
 Diluted                                      $          0.13   $          0.20


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                    1997              1996
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     263,677     $     192,096
Interest on loans & loans held for sale          10,428,625         9,095,960
Interest on available for sale securities           926,435         1,207,023
Dividends on Federal Home Loan Bank stock           141,741           100,127
Other Interest Income                                 9,377            19,918
                                              _______________   _______________
 Total Interest Income                           11,769,855        10,615,124

Interest Expense
Deposits                                          3,785,093         3,466,915
Repurchase agreements                               103,056            92,956
Other borrowings                                  2,308,883         1,801,733

                                              _______________   _______________
  Total Interest Expense                          6,197,032         5,361,604
                                              _______________   _______________

Net Interest Income                               5,572,823         5,253,520
Provision for loan losses                           390,163           307,257
                                              _______________   _______________
  Net Interest Income after Provision
   for Loan Losses                                5,182,660         4,946,263

Other Income
Service charges                                     513,640           554,883
Available for sale securities gains (losses)        207,692            74,417
Gain (Loss) on trading account                        1,797            50,124
Other                                               573,420           260,450
                                              _______________   _______________
  Total Other Income                              1,296,549           939,874

Other Expenses
Salaries and employee benefits                    2,436,566         2,295,733
Net occupancy expense                               442,534           339,212
Equipment expense                                   454,096           411,651
Goodwill amortization                               148,187           148,187
FDIC Insurance Assessment                              --             296,860
Other                                             1,560,839         1,273,880
                                              _______________   _______________
  Total Other Expenses                            5,042,222         4,765,523
                                              _______________   _______________

Income Before Income Taxes                        1,436,987         1,120,614
Income tax expense                                  510,356           418,826
                                              _______________   _______________
Net Income                                    $     926,631     $     701,788
                                              ===============   ===============

Earnings Per Share
  Basic                                       $          0.39   $          0.30
  Diluted                                     $          0.35   $          0.27


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 1997 and 1996
(Unaudited)

                                                                                Net Unrealized
                                                                                (Gains(Losses)
                                                        Additional               on Available
                                 Common     Preferred    Paid-In      Retained    for Sale        Treasury

                                  Stock       Stock      Capital      Earnings   Securities         Stock        Total
                              ____________ ___________ ___________ _________________________  _____________   ____________
Balance at June 30, 1996        1,421,950   1,999,980   7,516,228    10,315,043    (837,354)       (52,277)    20,363,570
Net income for six months
  ended December 31, 1996            --          --          --         701,788        --             --          701,788
Employee Stock Bonus                 --          --          (268)         --          --           13,642         13,374
Employee Stock Purchase               567        --         6,647          --          --             --            7,214
Dividends paid on common
 Stock                               --          --          --        (197,027)       --             --         (197,027)
Dividends paid on preferred
 Stock                               --          --          --         (69,999)       --             --          (69,999)
Net change in unrealized
 losses on available for sale
  securities                         --          --          --            --       126,853           --          126,853
                              ____________ ___________ ___________ _________________________  _____________   ____________
Balance December 30, 1996     $ 1,422,517  $1,999,980  $7,522,607  $ 10,749,805 $  (710,501)  $    (38,635)   $20,945,773
                              ============ =========== =========== =========================  =============   ============

Balance at June 30, 1997        1,462,909   1,999,980   7,699,883    11,266,984    (334,175)          --       22,095,581
Net income for six months
  ended December 31, 1997            --          --          --         926,631        --             --          926,631
Employee Stock Bonus                  180        --         3,159          --          --             --            3,339
Employee Stock Purchase               345        --         5,341          --          --             --            5,686
Stock Split in the form of a
 dividend                         740,807        --          --        (741,902)       --             --           (1,095)
Dividends paid on common
  stock                              --          --          --        (206,875)       --             --         (206,875)
Dividends paid on preferred
  stock                              --          --          --         (69,999)       --             --          (69,999)
Stock Options Exercised            18,450        --        66,013          --          --           44,988       129,451
Treasury Stock Purchased             --          --          --            --          --          (44,988)      (44,988)
Net change in unrealized
 losses on  available for sale
 securities                          --          --          --            --       195,948           --          195,948

                              ____________ ___________ ___________ _________________________  _____________   ____________
Balance December 31, 1997     $ 2,222,691  $1,999,980  $7,774,396  $ 11,174,839 $  (138,227)  $          0    $23,033,679
                              ============ =========== =========== =========================  =============   ============



NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                    1997              1996
                                              _______________   _______________
Cash provided by operating activities         $     654,801     $   1,307,419

Cash flows from investing activities:
  FHLB stock purchased                             (243,000)         (777,000)
  Available for sale securities purchased       (14,775,583)      (11,808,967)
  Available for sale securities principal
   reductions                                       750,117         1,030,230
  Available for sale securities matured             749,497           650,000
  Available for sale securities sold             23,662,251        11,059,818
  New loans, net of repayments & charge offs     (5,759,169)      (18,686,790)
  Net capital expenditures                         (141,207)         (403,715)
  Real estate owned sold                             87,038           389,510
  Real estate held for investment sold               68,743              --
                                              _______________   _______________
   Net cash provided by (used in) investing
    activities                                    4,398,687       (18,546,914)

Cash flows from financing activities:
  Net change in deposits                          1,439,952        (3,897,640)
  Net change in repurchase agreements               638,499         1,450,880
  Dividends paid                                   (276,874)         (267,026)
  Proceeds from stock issuance                       93,488            20,588
  Net decrease (increase) in advances from
   Federal Home Loan Bank of Boston              (7,930,746)       16,508,985
  Net change in notes payable                      (152,778)         (127,193)
                                              _______________   _______________
   Net cash used (provided) by financing
    activities                                   (6,188,459)       13,688,594
                                              _______________   _______________
   Net decrease in cash and cash equivalents     (1,134,971)       (3,550,901)

Cash and cash equivalents, beginning of
 period                                          18,774,344        13,873,947
                                              _______________   _______________


Cash and cash equivalents, end of period      $  17,639,373     $  10,323,046
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks,interest bearing deposits and federal funds sold

Supplemental schedule of noncash investing
 activities:
Net decrease in valuation for unrealized
 market value adjustments on available for
 sale securities                                    195,947           126,853
Net transfer  from Loans to Other Real
 Estate Owned                                        56,325           600,014

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                   366,000            13,000
Interest paid                                     6,229,407         5,274,161




NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997

1.  Basis of Presentation
    _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1997 included in the Company's annual report on Form 10-K.

2.  Merger
    ______
On October 24, 1997, the Company completed the merger of Cushnoc Bank & Trust Company (Cushnoc) into its wholly owned subsidiary Northeast Bank (the Bank). Under the terms of the agreement, the Company issued 2.089 shares of its common stock for each share of Cushnoc, which had 90,000 common shares outstanding. The business combination was accounted for under the pooling of interest method and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cushnoc.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                                    Three months ended         Six months ended
                                       September 30,             December 31,
                                  1996             1997              1996
                             _______________  _______________  ________________
Interest Income
Northeast                    $   4,716,634    $   5,396,273    $    9,634,223
Cushnoc                            497,675          481,203           980,901
Combined                         5,214,309        5,877,476        10,615,124

Net Income
Northeast                    $     184,261    $     552,841    $      711,421
Cushnoc                              6,980           17,724            (9,633)
Combined                           191,241          570,565           701,788


                                     At September 30,           At December 31,
                                  1996             1997              1996
                             _______________  _______________  ________________
Shareholders' Equity
Northeast                    $  18,201,498    $  20,464,660    $   18,743,078
Cushnoc                          2,218,058        2,212,693         2,202,695
Combined                        20,419,556       22,677,353        20,945,773

No adjustments were necessary to conform Cushnoc's method of accounting to the methods used by Northeast.


3.  Securities
    __________
Securities available for sale at cost and approximate market values are summarized below.


                               December 31, 1997            June 30, 1997
                           _________________________  _________________________
                                          Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 5,197,349  $ 5,189,871   $ 2,948,525  $ 2,905,400
Corporate bonds                203,466      203,526       259,749      252,805
Mortgage-backed securities  12,432,055   12,465,680    25,211,936   24,801,837
Equity securities            1,251,767    1,016,125       896,739      850,582
                           ____________ ____________  ____________ ____________

                           $19,084,637  $18,875,202   $29,316,949  $28,810,624
                           ============ ============  ============ ============

                               December 31, 1997            June 30, 1997
                           _________________________  _________________________
                                          Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less    $   347,964  $   346,714   $   398,829  $   398,829
Due after one year through
 five years                    703,748      702,813     1,403,991    1,396,491
Due after five years
 through ten years           1,349,718    1,347,308       405,454      398,510
Due after ten years          2,999,385    2,996,562     1,000,000      964,375
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0% maturing
 September 2003 to February
 2026)                      12,432,055   12,465,680    25,211,936   24,801,837
Equity securities            1,251,767    1,016,125       896,739      850,582
                           ____________ ____________  ____________ ____________
                           $19,084,637  $18,875,202   $29,316,949  $28,810,624
                           ============ ============  ============ ============


4.  Allowance for Loan Losses
    _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                          Six Months Ended
                                                            December 31,
                                                         1997          1996
                                                     ____________  ____________
Balance at beginning of year                         $ 2,741,809   $ 2,767,883
Add provision charged to operations                      390,163       307,257
Recoveries on loans previously charged off                90,350        33,075
                                                     ____________  ____________
                                                       3,222,322     3,108,215
 Less loans charged off                                  449,322       414,149
                                                     ____________  ____________
 Balance at end of period                            $ 2,773,000   $ 2,694,066
                                                     ============  ============


5.  Advances from Federal Home Loan Bank
    ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:


                                                December 31, 1997

                                  _____________________________________________
                                     Principal       Interest        Maturity
                                      Amounts          Rates          Dates
                                  ______________  _______________  ____________
                                  $ 55,695,891     4.97% - 6.39%       1998
                                     2,800,000     5.64% - 5.96%       1999
                                     3,000,000         6.27%           2000
                                     1,535,991     6.21% - 6.49%       2001
                                     5,000,000         5.71%           2002
                                     2,531,843     6.36% - 6.67%       2003
                                     2,000,000         6.65%           2005
                                  ______________
                                  $ 72,563,725
                                  ==============

                                                  June 30, 1997
                                  _____________________________________________
                                     Principal       Interest        Maturity
                                      Amounts          Rates          Dates
                                  ______________  _______________  ____________
                                  $ 55,458,706     4.97% - 6.40%        1998
                                    15,606,482     5.64% - 6.20%        1999
                                     3,000,000         6.27%            2000
                                       273,080         6.40%            2001
                                     1,441,827     6.21% - 6.49%        2002
                                       740,762     6.61% - 6.64%        2003
                                     1,973,614     6.36% - 6.67%        2004
                                     2,000,000         6.65%            2005
                                  ______________
                                  $ 80,494,471
                                  ==============


6.  Earnings Per Share.
    ___________________
On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share". Earnings per share for prior periods have been restated in accordance with the requirements of Statement No. 128.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        _______________________________________________________________________
        of Operation
        ____________

Description of Operations
_________________________

Northeast Bancorp (the "Company"), is a unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. The Company has one wholly-owned subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

Merger
______

On October 24, 1997, the Bank completed its merger with Cushnoc Bank & Trust Company (Cushnoc). On October 24, 1997, Cushnoc had approximately $21,000,000 in total assets and $2,200,000 in stockholders' equity. Under the terms of the agreement, the Company issued 2.089 shares of its common stock for each share of Cushnoc, which had 90,000 common shares outstanding. The acquisition was accounted for under the pooling of interest method. In accordance with the pooling of interest accounting method, the Company's financial statements and information provided for previous reporting periods have been restated to include Cushnoc's financial information.

Financial Condition
___________________

Total consolidated assets were $278,733,207 on December 31, 1997, which represents a decrease of $5,296,487 from June 30, 1997. Total net loans, loans held for sale and Federal Home Loan Bank ("FHLB") stock increased by $5,853,288, $130,749 and $243,000, respectively, while cash equivalents and securities available for sale decreased by $1,134,971 and $9,935,422, respectively, during the same period. Total deposits and repurchase agreements increased by $2,078,451, while FHLB borrowings decreased by $7,930,746, from June 30, 1997 to December 31, 1997.

The decrease in cash equivalents and the increase in Bank's deposits were utilized to support the increase in the loan portfolio from June 30, 1997 to December 31, 1997. FHLB stock increased due to previous levels of FHLB advances during the period. The FHLB requires financial institutions to hold a certain level of FHLB stock based on advances outstanding.

The decrease in securities available for sale was due to the Company repositioning the fixed rate mortgage-backed securities portfolio, taking advantage of price fluctuations in the current market. The sale of these securities strengthens the Company's Asset/Liability (ALCO) position and helps mitigate the Company's interest rate risk in an increasing rate environment.

At December 31, 1997, the carrying value of securities available for sale by the Company was $18,875,202, which is $209,435 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of equity securities from the prices at the time of purchase. Management attributes the reduction in the market value of equity securities to the decline of the stock market during the quarter, which had a greater affect on the market values of the Company's investments in high-tech stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies profitability. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future.

Total loans increased by $5,658,477 for the six months ended December 31, 1997. The loan portfolio growth was in consumer installment and commercial loans. The Bank sold approximately $9,000,000 of 1-4 family fixed rate mortgages during the second quarter. In December, 1997, the Bank replaced the loans sold by purchasing approximately $9,000,000 of 1-4 family mortgages. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located primarily in the state of Maine. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In the effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank will experience some margin compression due to decreased loan rates.

The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 62% of the total loan portfolio, in which 59% of the residential loans are variable rate products, as compared to 69% and 49%, respectively, at December 31, 1996. It is management's intent to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

Twenty one percent of the Bank's total loan portfolio balance is commercial real estate mortgages. Similar to residential mortgages, the Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate. Commercial real estate loans have minimal interest rate risk as 89% of the portfolio consists of variable rate products.

Commercial loans make up 10% of the total loan portfolio, of which 70% are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank attempts to mitigate losses in commercial loans through lending in accordance with the Company's credit policies.

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

The Bank's allowance for loan losses was $2,773,000 as of December 31, 1997 versus $2,741,809 as of June 30, 1997, representing 1.21% and 1.23% of total loans, respectively. The Bank had non-performing loans totaling $2,945,000 at December 31, 1997 compared to $2,881,000 at June 30, 1997. Non-performing commercial mortgages increased by 50% from June 30, 1997 to December 31, 1997. This increase was due to the addition of a single loan and in management's opinion does not indicate a trend. Non-performing loans represented 1.06% and 1.01% of total assets at December 31, 1997 and June 30, 1997, respectively.
The Bank's allowance for loan losses was equal to 94% and 95% of the total
non-performing loans at December 31, 1997 and June 30, 1997, respectively.   At
December 31, 1997, the Bank had approximately $534,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans have been reduced substantially in the past twelve months. The decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes in the borrower's financial condition, indicating a decreased potential for these loans becoming non-performing assets. The following table represents the Bank's non-performing loans as of December 31, 1997 and June 30, 1997, respectively:


                                    December 31,        June 30,
Description                             1997              1997
__________________________        _______________   _______________
1-4 Family Mortgages              $     780,000     $   1,268,000
Commercial Mortgages                  1,577,000         1,052,000
Commercial Installment                  539,000           492,000
Consumer Installment                     49,000            69,000
                                  _______________   _______________
 Total non-performing             $   2,945,000     $   2,881,000
                                  ===============   ===============

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

                   3-31-97    6-30-97    9-30-97     12-31-97

                    2.16%      1.94%      1.64%        1.72%


At December 31, 1997, loans classified as non-performing included approximately $888,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.34% as of December 31, 1997.

The level of the allowance for loan losses as a percentage of total loans has remained constant as well as the level of allowance for loan losses as a percentage of non-performing loans at December 30, 1997, when compared to June 30,1997. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

Total deposits were $174,361,238 and securities sold under repurchase agreements were $5,737,121 as of December 31, 1997. These amounts represent an increase of $1,439,952 and $638,499, respectively, compared to June 30, 1997. The increase in deposits and repurchase agreements was due to normal business growth. Brokered deposits represented $7,178,760 of the total deposits at December 31, 1997. The Bank utilizes brokered deposits as alternative sources of funds. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates are competitive in our local markets, the rate of return remains stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposit base.

Total advances from the FHLB were $72,563,725 as of December 31, 1997, a decrease of $7,930,746 compared to June 30, 1997. The cash received from the sale of securities was utilized to decrease FHLB advances. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $38,000,000 greater than the December 31, 1997 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank utilizes FHLB advances as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $23,033,679 as of December 31, 1997 versus
$22,095,581 at June 30, 1997.   Book value per common share was $9.46 as of
December 31, 1997 versus $9.16 at June 30, 1997. Total equity to total assets of the Company as of December 31, 1997 was 8.26%. On December 15, 1997, the Company paid a 50% stock dividend to all shareholders. As a result of the stock dividend, the Company's common shares outstanding increased by 740,807 shares. The June 30, 1997 book value per common share and the December 31, 1996 earnings per share have been restated as a result of the stock dividend.

At December 31, 1997, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:


                       Actual Capital      Required Capital    Excess Capital
                      Amount     Ratio      Amount     Ratio       Amount
                   ____________ _______  ____________ _______  ______________

Tangible capital   $ 20,927,000  7.58%   $  4,144,000  1.50%   $  16,783,000
Core capital       $ 20,927,000  7.58%   $  8,288,000  3.00%   $  12,639,000
Leverage capital   $ 20,927,000  7.58%   $ 11,050,000  4.00%   $   9,877,000
Risk-based capital $ 22,131,000 12.34%   $ 14,351,000  8.00%   $   7,780,000


Results of Operations
_____________________

Net income for the quarter ended December 31, 1997 was $356,066. Basic earnings per share were $.14 and diluted earnings per share were $.13 for the quarter ended December 31, 1997. This compares to earnings of $510,547 or basic earnings per share of $.22 and diluted earnings per share of $.20 for the quarter ended December 31, 1996. Net income for the six months ended December 31, 1997 was $926,631 versus $701,788 for the period ended December 31, 1996. Basic earnings per share were $.39 and diluted earnings per share were $.35 for the six months ended December 31, 1997 versus basic earnings per share of $.30 and diluted earnings per share of $.27 for the period ended December 31, 1996. Net income and earnings per share have been restated to include the acquisition of Cushnoc Bank under the pooling of interest method of accounting and the effect of the Company's 50% stock dividend in December, 1997.

The Company completed the acquisition of Cushnoc in the quarter ended December 31, 1997. The one-time costs associated with the acquisition totaled approximately $283,000 after tax of which $276,000 after tax was recognized in the quarter ended December 31, 1997. The Company's net operating income, before the aforementioned one-time charge, was $631,665, basic earnings per share were $.27 and diluted earnings per share were $.23 for the three months ended December 31, 1997, and $1,209,390, basic earnings per share were $.51 and diluted earnings per share were $.45, for the six months ended December 31, 1997.

On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share" and Statement No. 129 "Disclosure of Information about Capital Structure". Earnings per share for prior periods have been restated in accordance with the requirements of Statement No. 128.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995. This resulted in an expense of $380,000 which was reflected in the Company's September 30, 1996 quarter end financial statements. During the December 31, 1996 quarter, Congress issued final legislation which enabled certain qualifying institutions an ability to apply for a 20% discount on the special assessment. The Bank received a credit of $83,140 reducing the assessment expense in the December 31, 1996 quarter. The credit received from the FDIC increased the Company's basic and diluted earnings per share by $.02 for the quarter ended December 31, 1996. The net effect of the one time assessment was $296,860 and decreased the Company's basic earnings per share by $.09 and the diluted earnings per share by $.08 for the six months ended December 31, 1996. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits.

The Company's net interest income was $5,572,823 for the six months ended December 31, 1997, versus $5,253,520 for the six months ended December 31, 1996, an increase of $319,303. Total interest income increased $1,154,731 during the six months ended December 31, 1997 compared to the six months ended December 31, 1996, resulting primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $835,428 for the six months ended December 31, 1997 resulted primarily from the increased volume of deposits and borrowings.

The changes in net interest income are presented in the schedule below.


Northeast Bancorp
Rate/Volume Analysis for the six months ended
December 31, 1997 versus December 31, 1996


                              Difference Due to
                            Volume           Rate           Total
                        ______________  ______________  ______________
Investments             $    (195,781)  $     (50,619)  $    (246,400)
Loans                       1,529,451        (196,786)      1,332,665
FHLB & Other Deposits          70,786          (2,320)         68,466
                        ______________  ______________  ______________
  Total                     1,404,456        (249,725)      1,154,731


Deposits                      284,532          33,646         318,178
Repurchase Agreements          13,920          (3,820)         10,100
Borrowings                    522,431         (15,281)        507,150
                        ______________  ______________  ______________
  Total                       820,883          14,545         835,428
                        ______________  ______________  ______________
  Net Interest Income   $     583,573   $    (264,270)  $     319,303
                        ==============  ==============  ==============

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

Approximately 26% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 37% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Total non-interest income was $742,108 and $1,296,549 for the three and six months ended December 31, 1997 versus $411,294 and $939,874 for the three and six months ended December 31, 1996. Service fee income was $237,235 and $513,640 for the three and six months ended December 31, 1997 versus $264,768 and $554,883 for the three and six months ended December 31, 1996. The $27,533 and $41,243 service fee decrease for the three and six months ended December 31, 1997, respectively, was primarily due to a reduction in loan servicing and deposit fee income. Gains from available for sale securities were $99,696 and $207,692 for the three and six months ended December 31, 1997 versus $46,117 and $74,417 for the three and six months ended December 31, 1996. The Company sold some of its available for sale securities during the three and six month period ended December 31, 1997, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $1,797 for the six month period ended December 31, 1997 versus $50,124 for the six month period ended December 31, 1996. Larger gains on the trading account portfolio were attained in the six month period ended December 31, 1996, due to the appreciation in the market values of the securities classified as trading in that time period.

Other income was $405,177 and $573,420 for the three and six months ended December 31, 1997, which was an increase of $293,527 and $312,970 when compared to other income of $111,650 and $260,450 for the three and six months ended December 31, 1996, respectively. The increase in other income in the three and six months ended December 31,1997, was primarily due to gains from the 1-4 family mortgage sale previously discussed as well as income generated from the Bank's trust department and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total operating expense, or non-interest expense, for the Company was $2,765,623 and $5,042,222 for the three and six months ended December 31, 1997 versus $2,126,897 and $4,765,523 for the three and six months ended December 31, 1996. The increase in compensation expense for the three and six month period ended December 31, 1997 was primarily due to acquisition costs associated with Cushnoc Bank. The increase in occupancy and equipment expense for the three and six months ended December 31, 1997 was due to costs associated with the new branch opened in Auburn, Maine as well as normal growth and maintenance. Other expenses increased by $335,172 and $286,959 for the three and six months ended December 31, 1997, compared to December 31, 1996. The increase in other expenses was primarily due to the acquisition costs associated with Cushnoc Bank. Excluding the previously discussed acquisition costs, the Company's total operating expenses were $2,341,624 and $4,607,209 for the three and six months ended December 31, 1997. As previously discussed above, the Company's operating expenses, for the six months ended December 31, 1996, increased primarily due to the FDIC-SAIF deposit insurance assessment of $296,860. Excluding the deposit assessment, the Company's operating expenses were $4,468,663 for the six months ended December 31, 1996.

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

Year 2000
_________

The Company is currently addressing the Year 2000 issue. Many existing computer programs and hardware configurations use only two digits to identify a year in the date field. Since these programs did not take into consideration the upcoming change in the century, many computer applications could create erroneous results by the year 2000 if not corrected. The Year 2000 issue will affect this Company and it will affect virtually all companies and organizations, including the Company's borrowers. The Company has organized a Year 2000 committee to research, develop and implement a plan that will correct this issue before the year 2000. The Office of Thrift Supervision (OTS) has issued a formal regulation and comprehensive plan concerning the Year 2000 issue for financial institutions, for which the OTS has oversight. The Company has adopted the regulatory comprehensive plan which has the following phases.

Awareness Phase
_______________

This phase consists of defining the Year 2000 problem; developing the resources necessary to perform compliance work, establishing a Year 2000 program committee and developing an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents). This phase has been completed by the Company's committee.

Assessment Phase
________________

This phase consists of assessing the size and complexity of the problem and detailing the magnitude of the effort necessary to address the Year 2000 issue. This phase must identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change. The assessment must go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults. During this phase management also must evaluate the Year 2000 effect on other strategic business initiatives. The assessment should consider the potential effect that mergers and acquisitions, major system development, corporate alliances, and system interdependencies will have on existing systems and/or the potential Year 2000 issues that may arise from acquired systems. The financial institution or vendor should also identify resource needs, establish time frames and sequencing of Year 2000 efforts. Resource needs include appropriately skilled personnel, contractors, vendor support, budget allocations, and hardware capacity. This phase should clearly identify corporate accountability throughout the project, and policies should define reporting, monitoring, and notification requirements. Finally, contingency plans should be developed to cover unforeseen obstacles during the renovation and validation phases and include plans to deal with lesser priority systems that would be fixed later in the renovation phase.

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The company has currently estimated the following costs associated with the Year 2000 issue, (1) computer hardware replacement $470,000, (2) software replacement $20,000, (3) testing and administrative costs $27,000, and (4) potential contingency costs $95,000. These costs are under continuous review and will be revised as needed. As of December 31, 1997, the Company's current computer hardware and software have been substantially depreciated. Management anticipates the majority of these costs will be incurred over two fiscal years and will not materially effect the Company's results of operations, liquidity and capital resources.

Renovation Phase
________________

This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside servicers or third-party software providers, ongoing discussions and monitoring of vendor progress are necessary. The Company has limited out-side servicers and vendors. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company anticipates to have this phase completed by December 31, 1998.

Validation Phase
________________

Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company anticipates to have this phase completed by March 31, 1999.

Implementation Phase
____________________

In this phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented. Any potentially noncompliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. The Company anticipates to have this phase completed by June 30, 1999.

In summary, the Company recognizes the Year 2000 as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Year 2000 issue. Management is confident that all the instituted phases will be completed and in place prior to the year 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        _________________________________________________________

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

(c)  Not applicable.

Item 3.  Defaults Upon Senior Securities

         _______________________________
Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

         SUMMARY OF VOTING AT 11/12/97 ANNUAL SHAREHOLDERS' MEETING
         __________________________________________________________
At the Annual Meeting of Shareholders held in Auburn, Maine on November 12, 1997, the following proposals were approved, each proposal receiving the vote of the Company's outstanding common and preferred shares, voting as one class, as follows:

Proposal 1 - Amendment to the Company's Articles of Incorporation to change the term for newly elected directors to one year.
 Votes For        Votes Against        Votes Abstaining        Broker Non-Votes
 _________        _____________        ________________        ________________
 1,078,654           39,160                 2,330                  290,380

Proposal 2 - Election of Directors
                             Votes For     Votes Against     Votes Abstaining
                             _________     _____________     ________________
Ronald J. Goguen             1,225,607         400                 660
John W. Trinward, D.M.D.     1,225,607         400                 660
John Rosmarin                1,225,607         400                 660

Messrs. Goguen, Trinward and Rosmarin were elected to serve until the 1998 Annual Meeting. The terms of the following Directors continued after the meeting: Ms. Hayes and Messrs. Bouchard, Cannan, Delamater, Jackson, Kendall, Wight, and Wilson.

Proposal 3 - Appointment of Baker Newman & Noyes, Limited Liability Company as auditors for fiscal year 1998.
                             Votes For     Votes Against     Votes Abstaining
                             _________     _____________     ________________
                             1,225,507         760                 400

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

3.1 Conformed Articles of Incorporation of Northeast Bancorp as amended November 12, 1997.

11   Statement regarding computation of per share earnings.

27   Financial data schedule

(b)  Reports on Form 8 - K
     _____________________
     On December 15, 1997, the Company filed a report on Form 8-K announcing a 50% stock dividend.

     On January 14, 1998, the Company filed a report on Form 8 - K announcing second quarter earnings which reflects combined earnings of Cushnoc Bank & Trust and Northeast Bancorp.


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


                              NORTHEAST BANCORP
                          _________________________
                                (Registrant)


                           /s/ James D. Delamater
                          _________________________
                             James D. Delamater
                              President and CEO


                            /s/ Richard Wyman
                          _________________________
                                Richard Wyman
                           Chief Financial Officer


Date: February 12, 1998



NORTHEAST BANCORP AND SUBSIDIARIES
Index to Exhibits

EXHIBIT NUMBER                        DESCRIPTION

     3.1 Conformed Articles of Incorporation of Northeast Bancorp as amended November 12, 1997.

      11         Statement regarding computation of per share earnings

      27         Financial data schedule