Form 10-Q
period 1998-03-31
NORTHEAST BANCORP /ME/
filed 1998-05-12
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q



_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended          March 31, 1998
                            --------------------

                                      or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number      0 - 16123
                         ---------------

                              Northeast Bancorp
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               Maine                                01 - 0425066
---------------------------------------- --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    232 Center Street, Auburn, Maine                      04210
---------------------------------------- --------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (207) 777 - 6411
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
-------------------------------------------------------------------------------
Former name,former address and former fiscal year,if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_      No __

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

Shares outstanding as of May 11, 1998: 2,461,030 of common stock, $1.00 par value per share.
-------------------------------------------------------------------------------





NORTHEAST BANCORP AND SUBSIDIARIES
Table of Contents

Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                    March 31, 1998 and June 30, 1997

                   Consolidated Statements of Income
                    Three Months ended March 31, 1998 and 1997

                   Consolidated Statements of Income
                    Nine Months ended March 31, 1998 and 1997

                   Consolidated Statements of Changes in Shareholders' Equity
                    Nine Months ended March 31, 1998 and 1997

                   Consolidated Statements of Cash Flows
                    Nine Months ended March 31, 1998 and 1997

                   Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Part II.  Other Information

          Items 1 - 6.

          Signature Page

          Index to Exhibits


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                                 March 31,         June 30,
                                                   1998              1997
                                              _______________   _______________
                             Assets
Cash and due from banks                       $   4,976,642     $   6,112,425
Interest bearing deposits in other banks            286,735           443,021
Federal Home Loan Bank overnight deposits         4,074,000        12,218,898
Trading account securities at market                 58,063            25,000
Available for sale securities                    16,398,409        28,810,624
Federal Home Loan Bank stock                      5,255,700         4,121,000
Loans held for sale                                 212,800           240,000

Loans                                           270,342,582       222,885,954
Deferred loan origination fees/cost                 183,723          (203,819)
Allowance for loan losses                        (3,038,000)       (2,741,809)
                                              ---------------   ---------------
    Net loans                                   267,488,305       219,940,326

Bank premises and equipment, net                  4,448,881         4,774,561
Real estate held for investment                     272,949           361,654
Other real estate owned (net of allowance
 for losses of $4,329 at 3/31/98 and
 $50,839 at 6/30/97)                                438,602           563,207
Goodwill (net of accumulated amortization
 of $1,458,715 at 3/31/98 and $1,236,434
 at 6/30/97)                                      1,998,008         2,220,289
Other assets                                      4,714,149         4,198,689
                                              ---------------   ---------------
    Total Assets                                310,623,243       284,029,694
                                              ===============   ===============


                       Liabilities and Shareholders' Equity


Liabilities
Deposits                                      $ 173,971,101     $ 172,921,286
Repurchase Agreements                             4,440,979         5,098,622
Advances from Federal Home Loan Bank            105,113,653        80,494,471
Notes payable                                     1,069,444         1,298,611
Other Liabilities                                 2,283,151         2,121,123
                                              ---------------   ---------------
  Total Liabilities                             286,878,328       261,934,113

Shareholders' Equity
Preferred stock, Series A, 45,454
 shares issued and outstanding                      999,988           999,988
Preferred stock, Series B, 71,428
 shares issued and outstanding                      999,992           999,992
Common stock, par value $1, 2,236,668
 and 1,462,909 shares issued and outstanding
 at 3/31/98 and 6/30/97, respectively             2,236,668         1,462,909
Additional paid in capital                        7,870,947         7,699,883
Retained earnings                                11,738,073        11,266,984
                                              ---------------   ---------------
                                                 23,845,668        22,429,756
Net unrealized losses on available for
 sale securities                                   (100,753)         (334,175)
                                              ---------------   ---------------
  Total Shareholders' Equity                     23,744,915        22,095,581
                                              ---------------   ---------------
   Total Liabilities and Shareholders' Equity $ 310,623,243     $ 284,029,694
                                              ===============   ===============




NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                      Three Months Ended
                                                         March 31,
                                                   1998              1997
                                              ---------------   ---------------
Interest and Dividend Income
Interest on FHLB overnight deposits           $     188,201     $     123,798
Interest on loans & loans held for sale           5,323,547         4,824,158
Interest on available for sale securities           281,251           537,053
Dividends on Federal Home Loan Bank stock            70,591            62,158
Other Interest Income                                 5,384             4,249
                                              ---------------   ---------------
  Total Interest Income                           5,868,974         5,551,416

Interest Expense
Deposits                                          1,845,499         1,766,509
Repurchase agreements                                51,244            50,744

Other borrowings                                  1,172,303         1,088,090
                                              ---------------   ---------------
  Total Interest Expense                          3,069,046         2,905,343
                                              ---------------   ---------------

Net Interest Income                               2,799,928         2,646,073
Provision for loan losses                           156,304           153,452
                                              ---------------   ---------------
  Net Interest Income after Provision
   for Loan Losses                                2,643,624         2,492,621

Other Income
Service charges                                     227,757           259,084
Available for sale securities gains (losses)         37,439            10,652
Gain (Loss) on trading account                         --              64,841
Other                                               330,163           322,926
                                              ---------------   ---------------
  Total Other Income                                595,359           657,503

Other Expenses
Salaries and employee benefits                    1,069,548         1,163,669
Net occupancy expense                               232,617           223,434
Equipment expense                                   198,337           225,365
Goodwill amortization                                74,094            74,094
FDIC Insurance Assessment                              --                --
Other                                               549,040           769,564
                                              ---------------   ---------------
  Total Other Expenses                            2,123,636         2,456,126
                                              ---------------   ---------------

Income Before Income Taxes                        1,115,347           693,998
Income tax  expense                                 382,986           273,364
                                              ---------------   ---------------
Net Income                                    $     732,361     $     420,634
                                              ===============   ===============

Earnings Per Share
Basic                                         $         0.31    $        0.18
Diluted                                       $         0.27    $        0.16




NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                      Nine months Ended
                                                          March 31,
                                                   1998              1997
                                              ---------------   ---------------
Interest and Dividend Income

Interest on FHLB overnight deposits           $     451,878     $     315,894
Interest on loans & loans held for sale          15,752,172        13,920,118
Interest on available for sale securities         1,207,686         1,744,076
Dividends on Federal Home Loan Bank stock           212,331           162,285
Other Interest Income                                14,762            24,167
                                              ---------------   ---------------
  Total Interest Income                          17,638,829        16,166,540

Interest Expense
Deposits                                          5,630,592         5,233,423
Repurchase agreements                               154,300           143,700
Other borrowings                                  3,481,186         2,889,823
                                              ---------------   ---------------
  Total Interest Expense                          9,266,078         8,266,946
                                              ---------------   ---------------

Net Interest Income                               8,372,751         7,899,594
Provision for loan losses                           546,467           460,710
                                              ---------------   ---------------
  Net Interest Income after Provision
   for Loan Losses                                7,826,284         7,438,884

Other Income
Service charges                                     741,397           813,967
Available for sale securities gains (losses)        245,131           115,532
Gain (Loss) on trading account                        1,797            84,503
Other                                               904,206           583,376
                                              ---------------   ---------------
  Total Other Income                              1,892,531         1,597,378

Other Expenses
Salaries and employee benefits                    3,506,114         3,459,402
Net occupancy expense                               675,151           562,647
Equipment expense                                   652,433           637,016
Goodwill amortization                               222,281           222,281
FDIC Insurance Assessment                              --             296,860
Other                                             2,110,501         2,043,444
                                              ---------------   ---------------
  Total Other Expenses                            7,166,480         7,221,650
                                              ---------------   ---------------

Income Before Income Taxes                        2,552,335         1,814,612
Income tax  expense                                 893,343           692,190
                                              ---------------   ---------------
Net Income                                    $   1,658,992     $   1,122,422
                                              ===============   ===============

Earnings Per Share
  Basic                                       $         0.70    $         0.48
  Diluted                                     $         0.62    $         0.44




NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended March 31, 1998 and 1997
(Unaudited)


                                                                                Net Unrealized
                                                                                 Gains(Losses)
                                                       Additional                on Available
                                 Common     Preferred    Paid-In     Retained      for Sale      Treasury
                                  Stock       Stock      Capital     Earnings     Securities       Stock          Total
                              ------------ ----------- ----------- --------------------------- -------------  ------------
Balance at June 30, 1996        1,421,950   1,999,980   7,516,228    10,315,043      (837,354)      (52,277)   20,363,570
Net income for nine months
  ended March 31, 1997               --          --          --       1,122,422          --            --       1,122,422
Employee Stock Bonus                 --          --          (268)         --            --          13,642        13,374
Employee Stock Purchase               799        --         9,663          --            --            --          10,462
Dividends paid on common
 Stock                               --          --          --        (295,808)         --            --        (295,808)
Dividends paid on preferred
 Stock                               --          --          --        (104,998)         --            --        (104,998)
Common Stock Warrants
Exercised                          20,000        --        83,450          --            --         (28,420)       75,030
Stock Options Exercised            19,940        --        88,005          --            --          67,055       175,000
Net change in unrealized
 losses on available for sale
  securities                         --          --          --            --          10,324          --          10,324
                              ------------ ----------- ----------- --------------------------- -------------  ------------
Balance March  31, 1997       $ 1,462,689  $1,999,980  $7,697,078  $ 11,036,659 $    (827,030) $          0   $21,369,376
                              ============ =========== =========== =========================== =============  ============

Balance at June 30, 1997        1,462,909   1,999,980   7,699,883    11,266,984      (334,175)         --      22,095,581
Net income for nine months
  ended March 31, 1998               --          --          --       1,658,992          --            --       1,658,992
Employee Stock Bonus                  250        --         4,397          --            --            --           4,647

Employee Stock Purchase               502        --         8,167          --            --            --           8,669

Stock Split in the form of a
dividend                          740,807        --          --        (741,902)         --            --          (1,095)
Dividends paid on common
  stock                              --          --          --        (341,003)         --            --        (341,003)
Dividends paid on preferred
  stock                              --          --          --        (104,998)         --            --        (104,998)
Stock Options Exercised            32,200        --       158,500          --            --          44,988       235,688
Treasury Stock Purchased             --          --          --            --            --         (44,988)      (44,988)
Net change in unrealized
  losses on  available for
  sale securities                    --          --          --            --         233,422          --         233,422
                              ------------ ----------- ----------- --------------------------- -------------  ------------
Balance March 31, 1998        $ 2,236,668  $1,999,980  $7,870,947  $ 11,738,073 $    (100,753) $          0   $23,744,915
                              ============ =========== =========== =========================== =============  ============




NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)


                                                      Nine Months Ended
                                                          March 31,
                                                   1998              1997
                                              ---------------   ---------------
Cash provided by operating activities         $   1,650,521     $   2,205,901

Cash flows from investing activities:
  FHLB stock purchased                           (1,134,700)       (1,083,600)
  Available for sale securities purchased       (15,331,083)      (13,262,186)
  Available for sale securities principal
   reductions                                     1,015,807         1,184,672
  Available for sale securities matured            1,249,497         1,150,000
  Available for sale securities sold             26,018,323        12,214,602
  New loans, net of repayments & charge offs    (47,512,954)      (28,084,724)
  Net capital expenditures                         (174,369)         (790,108)
  Real estate owned sold                            161,896           399,257

  Real estate held for investment purchased            --              (1,965)
  Real estate held for investment sold               68,743              --
                                              ---------------   ---------------
    Net cash provided by (used in) investing
     activities                                 (35,638,840)      (28,274,052)

Cash flows from financing activities:
  Net change in deposits                          1,049,815         7,414,372
  Net change in repurchase agreements              (657,643)        1,025,630
  Dividends paid                                   (446,001)         (400,806)
  Proceeds from stock issuance                      215,166           273,866
  Net increase in advances from Federal
   Home Loan Bank of Boston                      24,619,182        14,126,875
  Net change in notes payable                      (229,167)         (127,193)
                                              ---------------   ---------------
    Net cash used (provided) by financing
     activities                                  24,551,352        22,312,744
                                              ---------------   ---------------

    Net decrease in cash and cash equivalents    (9,436,967)       (3,755,407)

Cash and cash equivalents, beginning of period   18,774,344        13,873,947
                                              ---------------   ---------------

Cash and cash equivalents, end of period      $   9,337,377     $  10,118,540
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash investing
 activities:
Net decrease in valuation for unrealized
 market value adjustments on available for
 sale securities                                    233,422            10,324
Net transfer from Loans to Other Real
 Estate Owned                                        56,325           551,265

Supplemental disclosure of cash paid during
the period for:
Income taxes paid, net of refunds                   434,000           291,000
Interest paid                                     9,209,376         8,170,414



NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 1998

1.  Basis of Presentation
    ---------------------
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1997 included in the Company's annual report on Form 10-K.

2.  Merger
    ------
On October 24, 1997, the Company completed the merger of Cushnoc Bank & Trust Company (Cushnoc) into its wholly owned subsidiary Northeast Bank (the Bank). Under the terms of the agreement, the Company issued 2.089 shares of its common stock for each share of Cushnoc, which had 90,000 common shares outstanding. The business combination was accounted for under the pooling of interest method and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cushnoc.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                                  Nine Months
                                     Three months ended              ended
                                       September 31,               March 31,
                                    1996            1997             1997
                               --------------- ---------------  ---------------
Interest Income:
Northeast                      $   4,716,634   $   5,396,273    $  14,732,307
Cushnoc                              497,675         481,203        1,434,233
Combined                           5,214,309       5,877,476       16,166,540

Net Income:
Northeast                      $     184,261   $     552,841    $   1,162,411
Cushnoc                                6,980          17,724          (39,989)
Combined                             191,241         570,565        1,122,422


                                      At September 30,           At March 31,
                                    1996            1997             1997
                               --------------- ---------------  ---------------
Shareholders' Equity:
Northeast                      $  18,201,498   $  20,464,660    $  19,197,037
Cushnoc                            2,218,058       2,212,693        2,172,339
Combined                          20,419,556      22,677,353       21,369,376


No adjustments were necessary to conform Cushnoc's method of accounting to the methods used by Northeast.

3.  Securities
    ----------
Securities available for sale at cost and approximate market values are summarized below.


                                March 31, 1998             June 30, 1997
                           -------------------------  -------------------------
                                            Market                   Market
                               Cost          Value        Cost        Value
                           ------------ ------------  ------------ ------------
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 4,947,085  $ 4,949,517   $ 2,948,525  $ 2,905,400
Corporate bonds                203,210      203,525       259,749      252,805
Mortgage-backed securities   9,999,924   10,038,344    25,211,936   24,801,837
Equity securities            1,400,846    1,207,023       896,739      850,582
                           ------------ ------------  ------------ ------------
                           $16,551,065  $16,398,409   $29,316,949  $28,810,624
                           ============ ============  ============ ============

                                March 31, 1998             June 30, 1997
                           -------------------------  -------------------------
                                            Market                   Market
                               Cost          Value        Cost        Value
                           ------------ ------------  ------------ ------------
Due in one year or less    $   347,689  $   346,814   $   398,829  $   398,829
Due after one year
 through five years            553,481      551,703     1,403,991    1,396,491
Due after five years
 through ten years           1,249,729    1,253,900       405,454      398,510
Due after ten years          2,999,396    3,000,625     1,000,000      964,375
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0% maturing
 September 2003 to February
 2026)                       9,999,924   10,038,344    25,211,936   24,801,837
Equity securities            1,400,846    1,207,023       896,739      850,582
                           ------------ ------------  ------------ ------------
                           $16,551,065  $16,398,409   $29,316,949  $28,810,624
                           ============ ============  ============ ============


4.  Allowance for Loan Losses
    -------------------------
The following is an analysis of transactions in the allowance for loan losses:


                                                          Nine Months Ended

                                                              March 31,
                                                         1998          1997
                                                     ------------  ------------
Balance at beginning of year                         $ 2,741,809   $ 2,760,872
Add provision charged to operations                      546,467       460,710
Recoveries on loans previously charged off               249,202       111,516
                                                     ------------  ------------
                                                       3,537,478     3,333,098
  Less loans charged off                                 499,478       497,316
                                                     ------------  ------------
  Balance at end of period                           $ 3,038,000   $ 2,835,782
                                                     ============  ============


5.  Advances from Federal Home Loan Bank
    ------------------------------------
A summary of borrowings from the Federal Home Loan Bank is as follows:


                                 March 31, 1998
                 -----------------------------------------------
                    Principal        Interest        Maturity
                     Amounts           Rates           Dates
                 ---------------  ---------------  -------------
                 $  56,230,931     5.64% - 6.39%       1999
                     4,000,000     5.56% - 6.27%       2001
                     1,444,399     6.21% - 6.49%       2002
                     5,398,939     5.71% - 6.64%       2003
                     2,039,384     6.36% - 6.67%       2004
                     5,000,000         5.25%           2005
                     2,000,000         6.65%           2006
                    29,000,000     4.89% - 5.68%       2008
                 ---------------
                 $ 105,113,653
                 ===============

                                 June 30, 1997
                 -----------------------------------------------
                    Principal        Interest        Maturity
                     Amounts           Rates           Dates
                 ---------------  ---------------  -------------
                 $  55,458,706     4.97% - 6.40%       1998
                    15,606,482     5.64% - 6.20%       1999
                     3,000,000         6.27%           2000
                       273,080         6.40%           2001
                     1,441,827     6.21% - 6.49%       2002
                       740,762     6.61% - 6.64%       2003
                     1,973,614     6.36% - 6.67%       2004
                     2,000,000         6.65%           2005
                 ---------------
                 $  80,494,471
                 ===============


6.  Earnings Per Share
    ------------------
On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share". Earnings per share for prior periods have been restated in accordance with the requirements of Statement No. 128.

7.  Subsequent Events
    -----------------
In April of 1998, Square Lake Holding Corporation exercised 10,000 warrants at an aggregate price of $46,700. During the month of April 1998, Square Lake Holding Corporation also converted its Series B convertible preferred stock on a three for one basis and received 214,284 shares of common stock. The exercise of the warrants and the conversion of the preferred stock increased the Company's common shares outstanding to 2,460,952. Square Lake Holding Corporation currently holds 45,454 shares of Series A preferred stock convertible at a three for one rate as well as the ability to exercise 153,146 warrants.


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

Merger
------

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

Financial Condition
-------------------

Total consolidated assets were $310,623,243 on March 31, 1998, which represents an increase of $26,593,549 from June 30, 1997. Total net loans, Federal Home Loan Bank ("FHLB") stock and other assets increased by

$47,547,979, $1,134,700 and $515,460, respectively, while cash equivalents and securities available for sale decreased by $9,436,967 and $12,412,215, respectively, during the same period. Total deposits and repurchase agreements as well as FHLB borrowings increased by $392,172 and $24,619,182, respectively from June 30, 1997 to March 31, 1998.

The funds available from the decrease in cash equivalents and securities available for sale as well as the increase in FHLB borrowings were utilized to support the increase in the loan portfolio from June 30, 1997 to March 31, 1998. FHLB stock increased due to levels of FHLB advances during the period. The FHLB requires financial institutions to hold a certain level of FHLB stock based on advances outstanding. The increase in other assets was primarily due to deferred mortgage servicing rights and federal income tax receivable.

The decrease in securities available for sale was due to the Company repositioning the fixed rate mortgage-backed securities portfolio, taking advantage of price fluctuations in the current market. The sale of these securities strengthens the Company's Asset/Liability (ALCO) position and helps mitigate the Company's interest rate risk in an increasing rate environment.

At March 31, 1998, the carrying value of securities available for sale by the Company was $16,398,409, which is $152,656 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of equity securities from the prices at the time of purchase. Management attributes the reduction in the market value of equity securities to the decline of the stock market at the end of the quarter, which had a greater affect on the market value of the Company's investments in high-tech stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies profitability.

Total loans increased by $47,456,628 for the nine months ended March 31, 1998. The loan portfolio growth was in 1-4 family mortgages, consumer installment and commercial loans. In the March 1998 quarter, the Bank purchased approximately $39,000,000 of 1-4 family mortgages. The purchase consisted of 1-4 family adjustable and fixed rate mortgages secured by property located primarily in the Midwest states. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In the effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank will experience some margin compression due to decreased loan rates.

The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank also maintains a well collateralized position in real estate mortgages. Residential real estate mortgages make up 65% of the total loan portfolio, in which 63% of the residential loans are variable rate products, as compared to 70% and 53%, respectively, at March 31, 1997. It is management's intent to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At March 31, 1998, 18% of the Bank's total loan portfolio balance is commercial real estate mortgages. Similar to residential mortgages, the Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products.

Commercial loans make up 9% of the total loan portfolio, of which 66% are variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank attempts to mitigate losses in commercial loans through lending in accordance with the Company's credit policies.

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

The Bank's allowance for loan losses was $3,038,000 as of March 31, 1998 versus $2,741,809 as of June 30, 1997, representing 1.12% and 1.23% of total loans, respectively. The Bank had non-performing loans totaling $2,926,000 at March 31, 1998 compared to $2,881,000 at June 30, 1997. Non-performing commercial mortgages increased by 33% from June 30, 1997 to March 31, 1998. This increase was due to the addition of a single loan and in management's opinion does not indicate a trend. Non-performing loans represented .94% and 1.01% of total assets at March 31, 1998 and June 30, 1997, respectively. The Bank's allowance for loan losses was equal to 104% and 95% of the total non-performing loans at March 31, 1998 and June 30, 1997, respectively. At March 31, 1998, the Bank had approximately $451,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans have been reduced substantially in the past twelve months. The decrease was attributed to the reclassification of loans to lower risk classifications as a result of favorable changes in the borrower's financial condition, indicating a decreased potential for these loans becoming non-performing assets. The following table represents the Bank's non-performing loans as of March 31, 1998 and June 30, 1997, respectively:


                                    March 31,         June 30,
            Description               1998              1997
     -------------------------   ---------------   ---------------
     1-4 Family Mortgages        $     940,000     $   1,268,000
     Commercial Mortgages            1,400,000         1,052,000
     Commercial Installment            536,000           492,000
     Consumer Installment               50,000            69,000
                                 ---------------   ---------------
       Total non-performing      $   2,926,000     $   2,881,000
                                 ===============   ===============

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

       6-30-97       9-30-97       12-31-97       3-31-98
        1.94%         1.64%         1.72%          1.44%


At March 31, 1998, loans classified as non-performing included approximately $646,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.20% as of March 31, 1998.

The level of the allowance for loan losses as a percentage of total loans has decreased due to the increase of loan volume, while the level of allowance for loan losses as a percentage of non-performing loans increased at March 31, 1998, when compared to June 30,1997. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

Total deposits were $173,971,101 and securities sold under repurchase agreements were $4,440,979 as of March 31, 1998. These amounts represent an increase of $1,049,815 and a decrease of $657,643, respectively, compared to June 30, 1997. The fluctuations in deposits and repurchase agreements were due to normal business transactions. Brokered deposits represented $7,078,080 of the total deposits at March 31, 1998. The Bank utilizes brokered deposits as alternative sources of funds. Brokered deposits are similar to local deposits, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates are competitive in our local markets, the rate of return remains stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposit base.

Total advances from the FHLB were $105,113,653 as of March 31, 1998, an increase of $24,619,182 compared to June 30, 1997. The cash received from the increase in FHLB advances was utilized for the increased volume in loans. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $22,000,000 greater than the March 31, 1998 advances reported. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank utilizes FHLB advances as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates and to fund short-term liquidity demands for loan volume. With the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $23,744,915 as of March 31, 1998 versus $22,095,581 at June 30, 1997. Book value per common share was $9.72 as of March 31, 1998 versus $9.16 at June 30, 1997. Total equity to total assets of the Company as of March 31, 1998 was 7.64%. On December 15, 1997, the Company paid a 50% stock dividend to all shareholders. As a result of the stock dividend, the Company's common shares outstanding increased by 740,807 shares. The June 30, 1997 book value per common share and the March 31, 1997 earnings per share have been restated as a result of the stock dividend.

At March 31, 1998, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:


                      Actual Capital   Required Capital  Excess Capital
                      Amount      Ratio      Amount      Ratio       Amount
                   ------------- -------  ------------- -------  --------------
Tangible capital   $ 21,789,000   7.06%   $  4,629,000   1.50%   $  17,160,000
Core capital       $ 21,789,000   7.06%   $  9,257,000   3.00%   $  12,532,000
Leverage capital   $ 21,789,000   7.06%   $ 12,343,000   4.00%   $   9,446,000
Risk-based capital $ 23,062,000  11.35%   $ 16,257,000   8.00%   $   6,805,000


Results of Operations

Net income for the quarter ended March 31, 1998 was $732,361. Basic earnings per share were $.31 and diluted earnings per share were $.27 for the quarter ended March 31, 1998. This compares to earnings of $420,634 or basic earnings per share of $.18 and diluted earnings per share of $.16 for the quarter ended March 31, 1997. Net income for the nine months ended March 31, 1998 was $1,658,992 versus $1,122,422 for the period ended March 31, 1997. Basic earnings per share were $.70 and diluted earnings per share were $.62 for the nine months ended March 31, 1998 versus basic earnings per share of $.48 and diluted earnings per share of $.44 for the period ended March 31, 1997. Net income and earnings per share have been restated to include the acquisition of Cushnoc Bank under the pooling of interest method of accounting and the effect of the Company's 50% stock dividend in December, 1997.

The Company completed the acquisition of Cushnoc in the quarter ended December 31, 1997. The one-time costs associated with the acquisition totaled approximately $283,000 after tax of which $276,000 after tax was recognized in the quarter ended December 31, 1997. The Company's net operating income, before the aforementioned one-time charge, was $1,941,469, basic earnings per share were $.82 and diluted earnings per share were $.72 for the nine months ended March 31, 1998.

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

The Company's net interest income was $8,372,751 for the nine months ended March 31, 1998, versus $7,899,594 for the nine months ended March 31, 1997, an increase of $473,157. Total interest income increased $1,472,289 during the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997, resulting primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $999,132 for the nine months ended March 31, 1998 resulted primarily from the increased volume of deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the nine months ended
March 31, 1998 versus March 31, 1997


                                      Difference Due to
                                    Volume         Rate         Total
                                 ------------   ------------   ------------
Investments                      $  (472,716)   $   (21,055)   $  (493,771)
Loans                              2,047,717       (215,663)     1,832,054
FHLB & Other Deposits                130,894          3,112        134,006
                                 ------------   ------------   ------------
  Total                            1,705,895       (233,606)     1,472,289


Deposits                             347,483         49,686        397,169
Repurchase Agreements                 16,757         (6,157)        10,600
Borrowings                           615,191        (23,828)       591,363
                                 ------------   ------------   ------------
  Total                              979,431         19,701        999,132
                                 ------------------------------------------
    Net Interest Income          $   726,464    $  (253,307)   $   473,157
                                 ==========================================


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

Approximately 22% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 41% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. The Company is experiencing and anticipates additional net interest margin compression due to fluctuating rates. The impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Total non-interest income was $595,359 and $1,892,531 for the three and nine months ended March 31, 1998 versus $657,503 and $1,597,378 for the three and nine months ended March 31, 1997. Service fee income was $227,757 and $741,397 for the three and nine months ended March 31, 1998 versus $259,084 and $813,967 for the three and nine months ended March 31, 1997. The $31,327 and $72,570 service fee decrease for the three and nine months ended March 31, 1998, respectively, was primarily due to a reduction in loan servicing and deposit fee income. Gains from available for sale securities were $37,439 and $245,131 for the three and nine months ended March 31, 1998 versus $10,652 and $115,532 for the three and nine months ended March 31, 1997. The Company sold some of its available for sale securities during the three and nine month period ended March 31, 1998, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio. Income from trading account securities was $1,797 for the nine month period ended March 31, 1998 versus $84,503 for the nine month period ended March 31, 1997. Larger gains on the trading account portfolio were attained in the nine month period ended March 31, 1997, due to the appreciation in the market values of the securities classified as trading in that time period.

Other income was $330,163 and $904,206 for the three and nine months ended March 31, 1998, which was an increase of $7,237 and $320,830 when compared to other income of $322,926 and $583,376 for the three and nine months ended March

31, 1997, respectively. The increase in other income in the three and nine months ended March 31,1998, was primarily due to gains from 1-4 family mortgage and SBA guaranteed loan sales as well as income generated from the Bank's trust department and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total operating expense, or non-interest expense, for the Company was $2,123,636 and $7,166,480 for the three and nine months ended March 31, 1998 versus $2,456,126 and $7,221,650 for the three and nine months ended March 31, 1997. The increase in compensation expense for the nine month period ended March 31, 1998 was primarily due to acquisition costs associated with Cushnoc Bank. The increase in occupancy and equipment expense for the three and nine months ended March 31, 1998 was due to costs associated with the new branch opened in Auburn, Maine, the branches acquired from Cushnoc Bank as well as normal growth and maintenance. Other expenses decreased by $220,524 for the three months and increased by $67,057 for the nine months ended March 31, 1998, compared to March 31, 1997. The decrease in other expenses during the three month period was primarily due to the reduction in professional fees, advertising expenses, loan expenses and director fees.

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

Year 2000
---------

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

Awareness Phase
---------------

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

Assessment Phase
----------------

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

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The company has currently estimated the following costs associated with the Year 2000 issue, (1) computer hardware replacement $470,000, (2) software replacement $30,000, (3) testing and administrative costs $84,000, and (4) potential contingency costs $95,000. These costs are under continuous review and will be revised as needed. As of March 31, 1998, the Company's current computer hardware and software have been substantially depreciated.

Renovation Phase
----------------

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

Validation Phase
----------------

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

Implementation Phase
--------------------

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

There have been no material changes in the Company's market risk from June 30, 1997. For information regarding the Company's market risk, refer to the Annual Report on Form 10-K dated as of June 30, 1997.

Forward - Looking Statements
----------------------------

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

Item 5.  Other Information
         -----------------
(a)      Not applicable

Item 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------
(a)      Exhibits

11       Statement regarding computation of per share earnings.

27       Financial data schedule

(b)      Reports on Form 8 - K

         On January 14, 1998, the Company filed a report on Form 8-K announcing second quarter earnings which reflects combined earnings of Cushnoc Bank & Trust and Northeast Bancorp.


NORTHEAST BANCORP AND SUBSIDIARIES
Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NORTHEAST BANCORP
                         ------------------------------
                                 (Registrant)


                             /s/ James D. Delamater
                         ------------------------------
                               James D. Delamater
                               President and CEO

                                 /s/ Richard Wyman
                         ------------------------------
                                   Richard Wyman
                              Chief Financial Officer



Date: May 12, 1998


NORTHEAST BANCORP AND SUBSIDIARIES
Index to Exhibits

EXHIBIT NUMBER                         DESCRIPTION

      11             Statement regarding computation of per share earnings

      27             Financial data schedule