Form 10-K
period 1998-06-30
NORTHEAST BANCORP /ME/
filed 1998-09-25
CIK 811831

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For fiscal year ended  June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                        to

   Commission file number (1-14588)


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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__    No _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 14, 1998, was $23,072,595 based on the last reported sales price of the Company's common stock on the American Stock
Exchange as of the close of business on such date.   Although directors and
executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,614,285 shares of the registrant's common stock issued and outstanding as of September 14, 1998.


                          DOCUMENTS INCORPORATED
                               BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                      Form 10-K Part into Which the Document is
   Document                           Incorporated
   --------                           -----------------------------------------

   Proxy Statement for the            III
   1998 Annual Meeting of
   Shareholders

                                  PART I

Item 1.  Business
         ________

General
-------
   Northeast Bancorp, a Maine corporation chartered in April 1987, is a unitary savings and loan holding company whose primary subsidiary and principal asset is Northeast Bank, F.S.B. (the "Bank"). Prior to 1996, the Company operated under the name Bethel Bancorp. The Company, through its ownership of the Bank, is engaged principally in the business of originating and purchasing residential and commercial real estate loans in the State of Maine and its primary source of earnings is derived from the income generated by the Bank. Although historically the Bank has been primarily a residential real estate lender, it also generates other loans and provides other services and products traditionally furnished to customers by full service banks. The overall strategy of the Company is to increase the core earnings of the Bank by developing strong interest margins, non-interest fee income, and increasing volume by expanding its market area. As of June 30, 1998, the Company, on a consolidated basis, had total assets of approximately $323 million, total deposits of approximately $184 million, and stockholders' equity of approximately $25 million. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

   The Bank (which was formerly known as Bethel Savings Bank F.S.B. ("Bethel")) is a federally-chartered savings bank which was originally organized in 1872 as a Maine-chartered mutual savings bank. The Bank received its federal charter in 1984. In 1987, Bethel converted to a stock form of ownership and in subsequent years has engaged in a strategy of both geographic and product expansion. In October 1997, the Company completed its merger of Cushnoc Bank & Trust, a commercial bank located in Augusta, Maine ("Cushnoc"), with and into the Bank. As a result of the merger, the Bank added two branches which have expanded its market area to include Maine's capital city and surrounding communities, an area that management believes offers significant growth opportunities. With the addition of the two Augusta area branches, the Bank now has a total of eleven banking branches.

   From its eleven retail banking branches located throughout western, central, and the mid-coastal regions of the State of Maine, and through the Bank's subsidiaries and other affiliations, the Bank offers its customers access to a broad range of real estate, commercial, and consumer financial products, including, but not limited to loans, deposit and investment services, trust services, credit cards, ATM access, debit cards, electronic transfer services, leasing, and other services. The Bank believes that the local character of its business and its "community bank" management philosophy allows it to compete effectively in its market area. The Bank has branch locations in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lisbon Falls, Richmond, and South Paris, Maine.

   In connection with its conversion into a federal savings bank in 1984, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable regulations, except as otherwise determined by the Office of Thrift Supervision ("OTS"), the Bank retains the authority that it was permitted to exercise as a mutual savings bank under the state law existing at the time of the conversion. Historically, Maine-chartered savings banks have had certain lending, investment, and other powers that have only recently been granted to federal savings institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal ("NOW") accounts. Accordingly, the Bank has had broad powers to engage in non-residential lending activities. In addition, the unitary savings and loan holding company charter is widely recognized for the broad range of powers that is provided thereunder.

   The Bank's corporate philosophy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service, thereby enhancing its ability to generate significant income diversity. In the past, the Bank has been primarily a residential mortgage lender. As a result, the Bank's business has historically consisted of attracting deposits from the general public through its retail banking offices and applying those funds primarily to the origination, retention, servicing, investing in and selling first mortgage loans on single and multi-family residential real estate.
During the past few years, the Bank has placed additional emphasis on consumer lending and small business, home equity, and commercial loans. The Bank also lends funds to retail banking customers by means of home equity and installment loans, and originates loans secured by commercial property and multi-family dwellings. The Bank also has developed the ability to generate indirect dealer consumer loans used for the purchase of mobile homes and automobiles. Management's community banking strategy emphasizes the development of full banking relationships with the Bank's customers by providing consistent, high quality service. With the goal of providing a full range of banking services to its customers and in an effort to develop strong primary banking relationships with businesses and individuals, the Bank has expanded its commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, the Bank's business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 1998, the Bank's loan portfolio consisted of 61% residential real estate mortgages, 17% commercial real estate mortgages, 10% commercial loans, and 12% consumer loans. At June 30, 1998, the Bank's lending limit was approximately $3.77 million. To the extent that customers credit needs exceed the bank's lending limits, the Bank may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

   Consistent with its goal of providing a full range of banking services, the Bank also offers to its customers financial planning, trust, and employee benefit services, and, through its subsidiary, Northeast Financial Services Corporation, it offers investment services and access to any and all lines of insurance products. Northeast Financial Services Corporation, which is located at the Company's headquarters in Auburn, Maine, offers the Bank's customers access to investment and annuity products. In order to make these services available, Northeast Financial Services Corporation has affiliated with Commonwealth Equity Services, Inc., a fully licensed New York securities firm, which licenses the brokers who sell such products and services.

   Trust services and products are provided to Bank customers through Northeast Trust, a division of the Bank. First New England Benefits, which is a part of the Bank's trust division, designs and administers qualified retirement plans, such as profit sharing, pension, and 401(k) plans. Northeast Trust, working with its First New England Benefits division, has made a significant investment in the development of a "turn key" employee benefit product which is designed to provide a high level of service and education to its participants at a competitive price. In view of the nationwide popularity of employment retirement programs, management anticipates growth in the revenues generated from this product.

   The Bank is subject to examination and comprehensive regulation by the OTS and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston. Although the Bank's deposits are primarily insured through the Bank Insurance Fund, deposits at the Brunswick branch, which represent approximately 27% of the Bank's total deposits, are insured through the Savings Association Insurance Fund.

   The principal executive offices of Northeast Bancorp and the Bank are located at 232 Center Street, Auburn, Maine, 04210, and their telephone number is (207) 777-6411.

Recent Developments

-------------------
   On October 24, 1997, in accordance with the terms of an Agreement and Plan of Merger, dated as of May 9, 1997 (the "Merger Agreement"), by and among the Company, the Bank, and Cushnoc, the Company consummated its acquisition of Cushnoc and merged it with and into the Bank. Pursuant to the merger, stockholders of Cushnoc received 2.089 shares of the Company's common stock ("Common Stock") in exchange for each share of Cushnoc common stock held by them. In lieu of the issuance of fractional common stock, cash was paid for each such fraction. As a result of the merger, 187,940 shares of Common Stock were issued to former Cushnoc stockholders. The merger was accounted for under the pooling-of-interests method of accounting.

   On December 15, 1997, the Company paid a 50% stock dividend on all outstanding shares of Common Stock held of record as of November 26, 1997. As a result of the stock dividend, the number of shares of outstanding Common Stock increased from 1,481,734 shares to 2,222,541 shares. In addition, the conversion rate at which Series A and Series B Preferred Stock may be converted into Common Stock and all outstanding options and warrants pursuant to which Common Stock could be purchased upon their exercise, also were automatically adjusted in accordance with their terms to eliminate any dilutive effects of the stock dividend.


Market Area and Competition
___________________________

   The Bank is headquartered in Auburn, Maine with full service branches in Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine. The Bank's market area is characterized by a diversified economy and a strong emphasis on the tourist industry.

   The banking business in the Bank's market areas has become increasingly competitive over the past several years. The Bank encounters strong competition both in making loans and in attracting deposits. In one or more aspect of its business, the Bank competes with other savings banks, commercial banks, credit unions, finance companies, brokerage and investment banking firms, asset-based nonbank lenders, and governmental organizations that offer subsidized financing at lower rates than those offered by the Bank. Many of the Banks' competitors are larger in size and possess greater resources (financial and other) and have higher lending levels.

   The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Bank believes that the local character of its business and its "community bank" management philosophy will enhance its ability to compete successfully in its market areas. Further, the Bank now offers a wide range of financial services to its customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. Management believes that the availability of such a wide range of financial services through a community bank oriented financial institution which knows and caters to its clients will prove to be an attractive alternative to consumers in its market area.


Regional Economic Environment
____________________________

   The state of Maine's economy in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin, and Sagadahoc counties, has experienced moderate growth.

Subsidiaries
____________

   The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. ("ASI") through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board of directors voted to transfer the assets and operations of ASI to the Bank as of July 1, 1996. ASI, the Company's only subsidiary other than the Bank, continues to exist as a separate legal entity, but is now inactive.

   The Bank itself has one wholly-owned subsidiary, Northeast Financial Services Corporation, which was organized in 1982. Through Northeast Financial Services Corporation, the Bank has participated in certain real estate development projects. Any proposed development project is examined for its profit potential and its ability to enhance the communities served by the Bank. There are no definitive plans for additional real estate development projects at the present time. At June 30, 1998, investment in and loans to its subsidiary constituted 0.14% of the Company's total assets. This service corporation also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth") a fully licensed New York securities firm. The service corporation receives rental fee income, from Commonwealth, derived from the sales activity of local in-house security sales people. The service corporation has not invested in any assets in its business relationship with Commonwealth.

   In 1994, Northeast Financial Services Corporation invested $375,000 of capital and became the majority owner of First New England Benefits, Inc., a New Hampshire corporation which specialized in the design and administration of qualified retirement plans (such as profit sharing, pension, and 401(k) plans). In fiscal 1997, Northeast Financial Services purchased the remaining 37.5% of outstanding shares of First New England Benefits and merged it with and into the Bank. It currently operates as part of the Bank's trust division. Northeast Trust, working with its New England Benefits division, has made a significant investment in the development of a "turn key" employee benefit product which it offers to its business clients.

Employees
_________

   As of June 30, 1998, the Company and the Bank together employed 126 full-time and 26 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Supervision and Regulation
__________________________

   General
   _______

   The banking industry is extensively regulated under both federal and state law, and is undergoing significant change. These laws and regulations are intended primarily to protect depositors and the federal deposit insurance funds, and not for the protection of shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company or the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before various banking agencies. Although such proposals are actively being considered and discussed by such legislative bodies, the likelihood and timing of any changes, and the impact that such changes might have on the Company or the Bank, are impossible to predict with any certainty. A change in the applicable laws or regulations, or in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company and the Bank.

   To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

   The Company is an unitary savings and loan holding company, subject to regulation, examination, supervision, and reporting requirements of the OTS and the State of Maine Department of Banking (the "Department"). The Bank is a federally chartered savings and loan association under the Home Owners Loan Act, as amended ("HOLA"), and is a member of the FHLB system, subject to examination and supervision of the FDIC, and subject to the regulations of the Federal Reserve Board governing reserve requirements. As a Maine financial institution, the Company is registered with the Maine Superintendent of Banking (the "Superintendent").

Recent Developments in Savings Institution Regulation
_____________________________________________________

   On May 13, 1998, the House of Representatives passed the Financial Services Act of 1997, H.R. 10, originally introduced in early 1997 by Representative Jim Leach, Chairman of the Banking Committee of the United States House of Representatives. The Act as approved by the House on May 13, 1998, will be considered by the United States Senate. Unlike prior versions of H.R. 10, the Act that was passed does not eliminate the thrift charter and the unitary thrift holding company. Instead, the Act provides a "grandfather" provision under which companies which are unitary thrift holding companies as of March 31, 1998 (or have an application to establish a federal savings association before such date) may continue to engage in all activities which were permitted
prior to the Act.   To be eligible for the "grandfather" provision, the Act
requires that the Bank comply with any lending restrictions which were imposed on it as a savings and loan association, and that the Bank continue to meet the qualified thrift lending test. See "--- Savings Institution Regulation --- Qualified Thrift Lender Requirement." The Act also provides for the creation of financial holding companies, which under certain circumstances may engage in a broad variety of financial services activities not permitted for banking holding companies under the current law. The Act provides for broader insurance and securities powers for financial institutions, subject to the implementation of regulations. The Act also instructs the Secretary of the Treasury to formulate plans for consolidating the OTS with the Office of the Comptroller of the Currency within two years after enactment.

   On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the "DIFA"). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the "SAIF") so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the "BIF"), and to provide for the eventual merger of the SAIF and the BIF and the adoption of a single standard federal charter. Specifically, the DIFA requires, in pertinent part: (i) a one-time special assessment on all financial institutions holding SAIF deposits on March 31, 1995, calculated at 65.7 basis points, to recapitalize the SAIF;
(ii) full pro rata sharing by BIF and SAIF members of the debt service obligations of the Financing Corp. ("FICO") beginning no later than January 1, 2000, and non-pro rata sharing (with adjustable, semi-annual premiums of approximately 6.44 basis points for SAIF members and 1.29 basis points for BIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the "DIF") on January 1, 1999, if bank and savings association charters have been combined by that date. Commencing on January 1, 2000 and continuing through 2017, banks will be assessed a flat fee of 2.43 basis points on deposits.

   The legislation mandates a Treasury Department study to develop a common depository institution charter. It also contains environmental liability provisions indicating that lenders who do not participate in the management of environmentally contaminated property or who do not cause the contamination are not liable for environmental clean-up costs. In addition, the legislation contains over 40 regulatory burden relief provisions in various areas, including truth in lending and other regulatory reform measures designed to reduce the burden and costs imposed on financial institutions to comply with consumer protection provisions.

   The Small Business Job Protection Act of 1996 contained provisions requiring the thrift industry to recapture tax deductions taken pursuant to the reserve method for accounting for bad debts of savings institutions. Based upon the 14 provisions, bad debt reserves taken prior to January 1, 1988 would not be recaptured, and bad debt reserves taken after January 1, 1988 would be recaptured over a six-year period beginning with the 1996 tax year.

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches, and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States were permitted to elect to allow interstate mergers prior to June 1, 1997. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10 percent of the total amount of insured deposits in the United States, or (ii) 30 percent of the total insured deposits in the home state of the target bank unless such 30 percent limitation is waived by the home state on a basis which does not discriminate against out of state institutions.

Federal Savings and Loan Holding Company Regulation
___________________________________________________
   General.
   ________

   As the owner of all of the outstanding capital stock of the Bank, the

Company is a savings and loan holding company subject to regulation by the OTS under HOLA. As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or savings and loan holding companies owning multiple savings institutions (a "multiple savings and loan holding company"); provided, that, the Bank continues to continue to qualify as a "qualified thrift lender".
See "---Savings Institution Regulation---Qualified Thrift Lender Requirements." In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

   The HOLA prohibits a savings and loan holding company such as the Company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger with or purchase of the assets of, another savings institution or a savings and loan holding company without the prior written approval from the OTS; (ii) acquiring more than 5% of the issued and outstanding shares of voting stock of another savings institution or savings and loan holding company, except as part of an acquisition of control approved by the OTS, as part of an acquisition of stock issued by an undercapitalized savings institution or its holding company approved by the OTS or except under certain specified conditions (such as an acquisition of stock in a fiduciary capacity) which negate a finding of control; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person acquires more than 25% or any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors or the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10% or more of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors."

   The HOLA also allows the OTS to approve transactions resulting in the creation of multiple savings and loan holding companies controlling savings institutions located in more than one state in both supervisory and nonsupervisory transactions, subject to the requirement that, in nonsupervisory transactions, the law of the state in which the savings institution to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. As a result, the Company may, with the prior approval of the OTS, acquire control of a savings institution located in a state other than Maine if the acquisition is expressly permitted by the laws of the state in which the savings institution to be acquired is located. No director, officer, or controlling shareholder of the Company may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of the Company. Restrictions relating to service as an officer or director of an unaffiliated holding company or savings institution are applicable to the directors and officers of the Company and its savings institution subsidiaries under the Depository Institution Management Interlocks Act.

Restrictions with Affiliates
____________________________

   Pursuant to the HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers, of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board, but the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRRE Act"), authorizes the OTS to impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution.

Restrictions on Activities of Savings and Loan Holding Companies
________________________________________________________________


   Under applicable federal regulations, savings and loan holding companies and their noninsured subsidiaries are prohibited from engaging in any activities other than (i) furnishing or providing management services for the savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from the savings association; (iv) holding or managing properties used or occupied by the savings association; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Board of Governors of the Federal Reserve System has permitted for bank holding companies under its regulations (unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987 consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities, underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates and the performance of a range of other services primarily for their affiliates, their savings association subsidiaries and service corporation subsidiaries thereof. The activities which the Board of Governors of the Federal Reserve System by regulation has permitted for bank holding companies generally consist of those activities that the Board of Governors of the Federal Reserve System has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions, subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their nonsavings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to the regulations adopted by the Governors of the Federal Reserve System, although prior OTS approval is required to commence such activity whether de novo or by an acquisition (in whole or part) of a going concern.

   The Company could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if the Bank fails to constitute a qualified thrift lender. See " -- Savings Institution Regulation --- Qualified Thrift Lender Requirement."

Savings Institution Regulation
______________________________

   General.
   ________
   As a federally chartered institution, the Bank is subject to supervision and regulation by the OTS, the FHLB's successor under the FIRRE Act. As a result of its conversion to a federal mutual savings bank in 1984, the Bank retains the then-authorized powers of a Maine-chartered mutual savings bank. Under OTS regulations, the Bank is required to obtain audits by independent accountants and to be examined periodically by the OTS. These examinations must be conducted no less frequently than every twelve (12) months. The Bank is subject to assessments by the OTS and the FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The OTS is also authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. The FIRRE Act requires that all regulations and policies of the OTS for the safe and sound operations of savings institutions be no less stringent than those established by the Office of the Comptroller of the Currency (the "OCC") for national banks. The Bank is also subject to regulation and supervision by the FDIC, in its capacity as insurer of deposits in the Bank, to ensure the safety and soundness of the BIF and the SAIF. See "--- Savings Institution Regulation --- Insurance of Deposits."

Capital Requirements.
_____________________
   General.
   ________
   Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. At June 30, 1998, the Bank was "well capitalized". Failure to maintain an adequately capitalized status would result in greater regulatory oversight or restrictions on the Bank's activities. The capital requirements established by the OTS requires savings institutions to maintain: (i) "core capital" in an amount of not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of adjusted total assets, and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets. The capital standards established for savings institutions must generally be no less stringent than those applicable to national banks and must use all relevant substantive definitions used in the capital standards for national banks. Since most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3% minimum, savings institutions are generally required to satisfy the higher core capital standards.

   Under the OTS regulations, the term "core capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than certain amounts of supervisory goodwill, and up to 90% of the fair market value of readily marketable mortgage servicing rights ("MSRs") (subject to certain conditions). The term "tangible capital," for purposes of the HOLA, is defined as core capital minus intangible assets (as defined by the OCC for national banks), provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased MSRs included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). In determining compliance with capital standards, a savings institution must deduct from capital its entire investment in and loans to any subsidiary engaged as principal in activities not permissible for a national bank, other than subsidiaries (i) engaged in such nonpermissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities, or (iii) that are themselves savings institutions, or companies the only investment of which is another savings institution.

   In determining total risk-weighted assets for purposes of the risk-based capital requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (depending upon the nature of the asset), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes, among other items, perpetual preferred stock, not counted as core capital, limited life preferred stock, mandatorily convertible securities, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets), less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of at least 4.0%. As of June 30, 1998, the Bank's total of risk-based capital to total risk-weighted assets was 11.20%.

   See Item 8a. "Financial Statements and Supplementary Data - Footnote 10" for a table reflecting the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

   In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equity to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Management believes that the Bank's interest rate risk is within the normal range.

   In March 1998, the OTS issued a final rule which requires savings associations to comply with an overlapping set of regulatory capital standards, as follows: (i) Tangible equity: to be deemed other than "critically undercapitalized", the minimum ratio, as a percentage of tangible assets, is 2%; (ii) Tier 1 or leverage capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of adjusted total assets, are 4% or 5%, respectively; (iii) Tier 1 risk-based capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of risk-weighted assets, are 4% or 6%, respectively; and (iv) Total risk-based capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of risk-weighted assets, are 8% or 10%, respectively.

   Any insured depository institution which falls below minimum capital standards must submit a capital restoration plan. In general, undercapitalized institutions will be precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Savings institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital;
(ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the institution is located;
(iv) divest or liquidate any subsidiary which the OTS determines poses a significant risk; (v) order a new election for members of the board of directors; (vi) require the dismissal of a director or senior executive officer, or (vii) take such other action as the OTS determines is appropriate. Under FDICIA, the OTS is required to appoint a conservator or receiver for a critically undercapitalized institution no later than 9 months after the institution becomes critically undercapitalized, subject to a limited exception for institutions which are in compliance with an approved capital plan and which the OTS and the FDIC certify are not likely to fail.

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

Qualified Thrift Lender Requirement.
____________________________________

   In order for the Bank to exercise the powers granted to federally chartered savings institutions, and maintain full access to FHLB advances, it must satisfy a "qualified thrift lender" ("QTL")test. In order to qualify as a QTL, the Bank must maintain at least 65% of its total "Portfolio Assets" in "Qualified Thrift Investments". This level must be maintained on a monthly average basis in nine out of every twelve months. Qualified Thrift Investments generally include (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations issued by the federal deposit insurance agencies, and (iii) shares of stock issued by any FHLB, the Federal Home Loan Mortgage Corporation, or the Federal National Mortgage Association. In addition, the following assets may be categorized as Qualified Thrift Investments in an amount not to exceed 20% in the aggregate of Portfolio Assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination;
(ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, Portfolio Assets means the savings institution's total assets minus (i) goodwill and other intangible assets, (ii)the value of property used by the savings institution to conduct its business, and (iii)liquid assets held by the savings institution in an amount up to 20% of its total assets.

   In December 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) amended the QTL requirements to give thrifts a choice of tests. A thrift must qualify either by meeting the HOLA QTL test described above, as amended by the EGRPRA, or by meeting the Internal Revenue Service's
(IRS) domestic building and loan tax code (DBLA) test. The EGRPRA amended the QTL test to allow (1) educational loans, small business loans and credit card loans to count as Qualified Thrift Investments without limit, and (2) loans for personal, family or household purposes (other than those included in the without limit category) to count as Qualified Thrift Investments in the category limited to 20 percent of Portfolio Assets.

   OTS regulations provide that any savings institution that fails to meet the new QTL test must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHLB advances and, beginning three years after the loss of QTL status, will be required to repay all outstanding FHLB advances, and dispose of or discontinue any pre-existing investments and activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

   These penalties do not apply to a federal savings association, such as the Bank, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

Liquidity Requirements.

_______________________

   Under OTS regulations, savings institutions are required to maintain average daily balances of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, balances maintained in FRB, and specified United States government, state, or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposit accounts plus short-term borrowings payable in one year or less. This liquidity requirement may vary from time to time by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member institutions. Effective November 24, 1997, the OTS amended its liquidity regulations to, among other things, provide that a savings institution shall maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. Prior to November 1997, the required liquid asset ratio was 5%. The amendment to the liquidity rules also eliminated the requirement that institutions hold assets equal to 1% of the liquidity base in cash or short-term liquid assets. At June 30, 1998, the Bank was in compliance with the liquidity ratio regulatory requirements. In addition, the 1997 amendment to the liquidity rules also streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets to conform with provisions of FIRREA, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. This rule permits savings associations to use either the previously existing or the newly promulgated method of calculating their liquidity base. The new method requires the calculation to be made once each quarter rather than monthly. Another rule change removed the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset. Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. The new rule includes a separate additional requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers.

Loans to One Borrower Limitations.
__________________________________
   Savings institutions generally are required to comply with the limitations on loans to one borrower which are applicable to national banks. National banks generally may not make loans to a single borrower in excess of 15% to 25% of their unimpaired capital and unimpaired surplus (depending upon the type of loans and the collateral therefor). Exceptions from the generally applicable limits on loans to one borrower are available under any of the following circumstances: (i) for any purpose, in an amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings institution's unimpaired capital and unimpaired surplus, provided other conditions are satisfied; or (iii) to finance the sale of real property which it owns as a result of foreclosure, in an amount not to exceed 50% of the savings institution's unimpaired capital and unimpaired surplus. In addition, further restrictions on a savings institution's loans to one borrower may be imposed by the OTS if necessary to protect the safety and soundness of the savings institution.

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


Commercial Real Property Loans.
_______________________________
   The aggregate amount of commercial real estate loans that a federal savings institution may make is limited to an amount not in excess of 400% of the savings institution's capital. The OTS has the authority to grant exceptions to the limit if the additional amount will not pose a significant risk to the safe or sound operation of the savings institution involved, and is consistent with prudent operating practices.

Regulatory Restrictions on the Payment of Dividends by Savings Institutions.
____________________________________________________________________________
   OTS regulations establish uniform treatment for all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the rules, a savings association is classified as a tier 1 institution, a tier 2 institution, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement) is allowed, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with regulators, to make capital distributions in any calendar year up to 100% of its net income to date during the capital year plus the amount that would reduce by one-half its surplus capital ratio (i.e., the percentage by which (x) its ratio of capital to assets exceeds (y) the ratio of its fully phased-in capital requirement to assets) as of the beginning of the calendar year, adjusted to reflect current earnings. No regulatory approval of the capital distribution is required, but prior notice has to be given to the OTS. A tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but would fail to meet its fully phased-in capital requirement either before or after the distribution) may make only limited capital distributions without prior regulatory approval. A tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement) may not make any capital distributions without prior OTS approval. In addition, the OTS may prohibit a proposed capital distribution, which otherwise would be permitted by the regulation, if the OTS determines that such a distribution would constitute an unsafe or unsound practice. Also, an institution meeting the tier 1 criteria which has been notified that it needs more than normal supervision will be treated as a tier 2 or tier 3 institution, unless the OTS deems otherwise.

Activities of Subsidiaries.
___________________________
   The FIRRE Act requires a savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines is a serious threat to the financial safety, soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

Insurance of Deposits.
______________________
   General.
   --------
   Federal deposit insurance is required for all federal savings institutions. Federal savings institutions' deposits are insured to a maximum of $100,000 for each insured depositor by the BIF or the SAIF. As a FDIC-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of BIF and SAIF. The FDIC is entitled to have access to reports of examination of the Banks made by the OTS and all reports of condition filed by the Bank with the OTS, and may require the Bank to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to BIF or SAIF and that no BIF or SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to BIF or SAIF.

   Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance.

   The FDIC has the authority, after notice and hearing, to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by, or written agreement with, the FDIC. In addition, if insurance termination proceedings are initiated against a savings institution, under certain circumstances the FDIC has the authority to temporarily suspend insurance on new deposits received by an institution. If insurance of deposits is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

   Insured institutions are members of either the SAIF or the BIF. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC. FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. When a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering.

   Under applicable law, any company that controls an undercapitalized savings institution is required, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the savings institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the savings institution into capital compliance as of the time the institution fails to comply with the terms of its capital plan.

Insurance Premiums and Regulatory Assessments.
______________________________________________
   As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 1998, the Bank paid $60,097 to the FDIC for such assessments. See "--Recent Developments in Savings Institution Regulations."

   In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 1998, the Bank paid $70,078 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

Federal Home Loan Bank System
_____________________________

   General.
   ________
   The Bank is a member of the FHLB system, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

   The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Boston, or (iii) $500. The Bank is in compliance with these requirements with an investment in stock of the FHLB of Boston at June 30, 1998 of $5,680,500.

Advances from Federal Home Loan Bank.
_____________________________________
   Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. A FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB of Boston to meet demands for withdrawals of savings deposits, to meet seasonal requirements, and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing. The maximum amount which the FHLB will advance fluctuates from time to time in accordance with changes in the policies of the FHLB and the FHLB of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings institution may obtain will be restricted in the event that the institution fails to qualify as a "qualified thrift lender". See "--- Savings Institution Regulation --- Qualified Thrift Lender Requirement."


Federal Reserve Board
_____________________

   Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 (the "Deregulation Act"), Federal Reserve Board regulations require depository institutions to maintain non-interest bearing reserves against their net transaction accounts (primarily NOW accounts), subject to certain exemptions. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.7 million to $47.8 million of net transactions, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the institution's interest-earning assets.

   Members of the FHLB system also are authorized to borrow from the appropriate Federal Reserve Bank's "discount window." However, current Federal Reserve regulations require savings institutions to exhaust all FHLB sources before borrowing from the Federal Reserve Bank. The FDICIA places limitations upon a Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions. The FDICIA provides that a Federal Reserve bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

Maine Law
_________

   The Department interprets applicable Maine law as giving the Department the authority to make examinations of the Company and any subsidiaries and to require periodic and other reports. In addition, under Maine law, a Maine financial institution holding company such as the Company may not engage in any activity other than managing or controlling financial institutions, or other activities deemed permissible by the Department. The Department has by regulation determined that, with the prior approval of the Department, a financial institution holding company may engage in those activities deemed closely related pursuant to Section 408 of the National Housing Act, unless that activity is prohibited by the Maine Banking Code or regulations.

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

Federal Securities Laws
_______________________

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


Item 2.  Properties
         __________

   The executive and administrative offices of the Company and the Bank are located at 232 Center Street, Auburn, Maine and consist of two floors, containing a lobby, executive and customer service offices, teller stations, and vault operations. These office facilities are subject to a lease which expires in 2007, with an option to renew the lease for 2 additional 10-year terms.

   The Bank has eleven branching locations, including the banking facility located at its executive offices. The branches located in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Augusta (Western Avenue), and Lisbon, Maine, are owned by the Bank in fee simple. In addition to the Auburn facilities, the branches located in Augusta (Bangor Street) and South Paris, Maine are leased by the Bank. The Bank also owns in fee simple certain real property and improvements located in Auburn, Maine at which various accounting and operations functions of the Company and the Bank are performed. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate.


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


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

   There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 1998.

Item 4A.   Executive Officers of the Registrant
           ____________________________________

   Pursuant to the Instructions of Form 10-K and Item 401(b) of Regulation S-K, the name, age, and position of each executive officer of the Company and the Bank are set forth below along with such officer's business experience during the past five years. Officers are elected annually by the respective Boards of Directors of the Company and the Bank to hold office until the earlier of their death, resignation, or removal.


  Name                   Age          Position with Company and/or Bank
  ____                   ___          _________________________________
James D. Delamater. . . .46    President and Chief Executive Officer (1)
A. William Cannan . . . .56    Executive Vice President and Chief Operating
                                Officer (1)
Philip C. Jackson . . . .54    Senior Vice President of Bank - Trust Operations
Richard E. Wyman, Jr. . .42    Chief Financial Officer (1)
Henry Korsiak . . . . . .55    Senior Vice President of Bank - Operations
Marilyn Wyman . . . . . .47    Senior Vice President of Bank - Human Resources
Sterling Williams . . . .47    Senior Vice President of Bank - Commercial
                                Lending
Marcel Blais. . . . . . .39    Senior Vice President of the Bank - Retail
                                Banking
Ariel Rose Gill . . . . .49    Clerk (1)
________________
(1) Each of these individuals serve both the Company and the Bank in the same capacities as indicated above.

    James D. Delamater has been President, Chief Executive Officer, and a director of the Company and the Bank since 1987.

   A. William Cannan has been Executive Vice President and Chief Operating Officer of the Company and the Bank since 1993, and a director of the Company and the Bank since 1996. From 1991 to 1993 Mr. Cannan served as President of Casco Northern Bank, N.A., located in Portland, Maine.

   Philip C. Jackson has been a director of the Company and the Bank since

1987. Mr. Jackson also has served as the Senior Vice President of the Bank's Trust Operations since 1997. From 1991 to 1994, Mr. Jackson served as President of Bethel Savings, the predecessor to the Bank.

   Richard E. Wyman, Jr. has been the Chief Financial Officer of the Company and the Bank since 1992.

   Henry Korsiak has been the Senior Vice President of the Bank - Operations since 1994. From 1993 to 1994, Mr. Korsiak was a Vice President of ASI Data Services, Inc., a data processing subsidiary of the Company. He was a manager of Systems Analysis for Fleet Services Corp. from 1991 to 1993. He served as Vice President of Data Processing at Maine National Bank from 1978 until June 1991.

   Marilyn Wyman has been the Senior Vice President of the Bank - Human Resources since 1987. From 1982 to 1987, she served as the Executive Vice-President and Administrative Vice-President of the Bank's predecessor, Bethel Savings Bank.

   Sterling Williams has been the Senior Vice President of the Bank - Commercial Lending since 1994. From 1984 to 1994, Mr. Williams served as a Vice President of Fleet Bank of Maine when he was a commercial loan officer and officer in its Managed Assets Division. As of September 1998, the Company has been informed that Mr. Williams will be resigning his position with the Bank.

   Marcel Blais has been the Senior Vice President of the Bank - Retail Lending since 1998. Mr. Blais joined the Company in 1997 as the Vice President of the Bank - Branch Administration. Prior to joining the Company he served as Vice President of Atlantic Bank from 1995 to 1997, and as Vice President - Branch Manager of Casco Bank from 1977 until 1995.

   Ariel Rose Gill has been Clerk of the Company since joining the Company in 1994.


                            Part II

Item 5.  Market Prices of Common Stock and Dividends Paid
         ________________________________________________

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol NBN. As of the close of business on September 14, 1998, there were approximately 2,614,285 of shares of common stock outstanding held by approximately 470 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on NASDAQ - NMS through April 13, 1997 and thereafter on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 1997 and 1998. All information set forth on the table below has been revised to reflect a 50% stock dividend paid December 15, 1997.


1997-98            High     Low     Div Pd
_______            ____________     ______

Jul 1- Sep 30      13.33   9.66      .053
Oct 1 - Dec 31     18.66  18.50      .053
Jan 1 - Mar 31     19.50  17.00      .053
Apr 1 - Jun 30     18.00  15.00      .053

1996-97            High     Low     Div Pd
_______            ____________     ______
Jul 1 - Sep 30      9.00   8.33      .053
Oct 1 - Dec 31      9.33   8.67      .053
Jan 1 - Mar 31      9.50   8.83      .053
Apr 1 - Jun 30      9.83   9.17      .053


The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors, including the ability of the Bank to pay dividends to the Company, the amount of cash on hand, and any obligations to pay dividends to holders of its preferred stock.

The Company has 45,454 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into Common Stock on a three-for-one basis and carries a dividend rate of two percent below the prime rate of the First National Bank of Boston, but in no event to be less than 7% per annum. There is only one holder of the Series A preferred stock, and there is no trading market for the Series A preferred stock. Although convertible into three shares of Common Stock, each share of Series A preferred stock is entitled only to one vote on all matters submitted to a vote of the Company's stockholders.


Item 6.  Selected Financial Data
         -----------------------


                                             Years Ended June 30,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                (Dollars in thousands)
Interest income                $ 24,283  $ 21,936  $ 20,105  $ 18,953  $ 15,668
Interest expense                 12,810    11,291    10,087     8,841     7,124
                               --------  --------  --------  --------  --------
Net interest income              11,473    10,645    10,018    10,112     8,544
Provision for loan losses           706       614       639       691     1,045
Other operating income 1          2,384     1,827     1,909     1,760     2,209
Net securities gains                288       259       279       419       347
Other operating expenses 2        9,560     9,608     9,442     9,093     8,053
Writedowns on equity and
 debt securities                    172       110        94         0        84
                               --------  --------  --------  --------  --------
Income before income taxes        3,707     2,399     2,031     2,507     1,918
Income tax expense                1,303       909       738       878       697

Cumulative effect of change in
 accounting principle                -         -         -         -        260
                               --------  --------  --------  --------  --------
Net income                     $  2,404  $  1,490  $  1,293  $  1,629  $  1,481
                               ========  ========  ========  ========  ========

Basic earnings per share 3     $   1.00  $   0.63  $   0.56  $   0.77  $   0.76
Diluted earnings per share 3   $   0.86  $   0.56  $   0.50  $   0.66  $   0.67
                               ========  ========  ========  ========  ========
Cash dividends per common
 share                         $   0.21  $   0.21  $   0.16  $   0.11  $   0.11
                               ========  ========  ========  ========  ========
Common dividend payout ratio 3   24.42%    37.49%    32.00%    16.66%    16.41%
                               ========  ========  ========  ========  ========

                                                 At June 30,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Total assets                   $322,533  $284,077  $244,782  $231,856  $212,072
Total loans                     282,031   222,682   187,210   187,777   175,687
Total deposits                  184,024   172,921   164,855   168,682   142,972
Total borrowings                105,433    81,793    54,140    38,274    49,051

Total stockholders' equity       25,140    22,096    20,364    19,388    17,730

Return on assets
 (net income/average assets)      0.83%     0.57%     0.55%     0.71%     0.73%
Return on equity
 (net income/average equity)     10.35%     7.05%     6.31%     8.81%     8.73%
Average equity/average assets     7.99%     8.09%     8.67%     8.10%     8.34%


1 Includes fees for services to customers and gains on sale of loans.
2 Includes salaries, employee benefits and occupancy.
3 Per share data for the years prior to 1996 has been retroactively restated as a result of the stock split in December 1995 and has been restated as a result of the 50% stock split in December 1997. The 1994 through 1997 earnings per share calculations have been restated to comply with FASB No. 128 "Earnings Per Share". Also, the common dividend payout ratios, for 1994 through 1997 and dividends per share have been changed to correspond to the change in the earnings per share calculations for the effect of adopting FASB No. 128.


Item 7.  Management's Discussion of Financial Condition and Results of
         -------------------------------------------------------------
         Operations
         ----------
DESCRIPTION OF OPERATIONS
-------------------------
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. The Company has one wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 27% of the Bank's total deposits at June 30, 1998.

On October 24, 1997 the Company completed the merger of Cushnoc Bank and Trust Company, a commercial bank located in Augusta, Maine ("Cushnoc"), with and into the Bank. On October 24, 1997, Cushnoc had approximately $21,000,000 in total assets and $2,200,000 in stockholders' equity. Under the terms of the merger, the Company issued 187,940 shares of its common stock in exchange for all of the outstanding common stock of Cushnoc (an exchange ratio of 2.089 shares of the Company's common stock for each share of Cushnoc common stock). The merger expanded the Company's geographic market area to Augusta, Maine, the State's capital, and will increase the Company's ability to deliver its wide variety of products for future growth. The Cushnoc acquisition was accounted for under the pooling of interests method. In accordance with the pooling of interests accounting method, the Company's financial statements and information provided for previous reporting periods have been restated to include Cushnoc's financial information and are more fully described in footnote 1 and 15 to the financial statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1997 to June 30,1998, and the results of operations for the fiscal years ended June 30, 1998, 1997, and 1996. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

FINANCIAL CONDITION
-------------------
The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins, non-interest fee income, and by increasing deposit and loan volume through a larger market area.

The state of Maine's economy in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin and Sagadahoc counties, has experienced moderate growth. The banking business has become increasingly competitive over the past several years. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. The Bank believes that the local character of its business and its "community bank" management philosophy enhances its ability to compete in its market areas. The Company has enhanced its product lines and now provides a wide range of financial services such as loans and deposits, investments through its relationship with Commonwealth Financial Services, Inc., trust services through the Bank's trust department, employee retirement benefits through First New England Benefits ("FNEB"), a division of the Bank's trust department, and provides insurance products through its affiliation with local insurance agencies.

The Company believes that its level of capital is adequate and that its capital position will support future growth and development as well as allow for additional provisions to the allowance for loan losses, if needed, without significant impairment of the financial stability of the Company. As of June 30,1998, the Company's total equity represents 7.79% of its total assets. The Company's assets totaled $322,532,594 as of June 30, 1998, an increase of $38,455,163 compared to June 30, 1997, primarily due to loan growth. Loan volume was enhanced during the 1998 fiscal year due to whole loan purchases on the secondary market, increased commercial loans, and automobile dealer finance loans. The increase in loans was funded with advances from the Federal Home Loan Bank of Boston ("FHLB"), increased deposits, and the reduction in available for sale securities. The Company has focused its business development efforts on full service credit packages and financial services, as well as competitively priced mortgage packages.

Cash and cash equivalents decreased by $6,622,378 at June 30, 1998 compared to June 30, 1997. The decrease in cash equivalents was primarily due to the use of excess cash to fund loan growth during fiscal 1998.

The Bank's loan portfolio had a balance of $282,030,950 as of June 30, 1998, which represents an increase of $59,348,816 compared to June 30, 1997. From June 30, 1997 to June 30, 1998, the loan portfolio increased by $32,594,000 in real estate mortgage loans, $19,108,000 in consumer loans, and by $7,647,000 in commercial loans. The Bank established a new automobile dealer finance department during the fiscal 1998 and the increase in consumer loans was due primarily to the volume generated from this new department. The Bank does not anticipate that it will experience the same growth in real estate mortgage and automobile dealer finance loans in the current fiscal year as was experienced in 1998. During fiscal 1998, the Bank purchased approximately $66,284,000 of residential whole loans on the secondary market. The purchase consisted of 1-4 family adjustable and fixed rate mortgages secured by property located primarily in the State of Maine and certain Midwestern states. The expansion into new markets diversifies the credit risk and the potential economic risks of the credits held in the Bank's purchased loan portfolio, such that the portfolio is not effected solely by the local State of Maine economy. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In the effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. As the Bank expands its purchase of loans in other states, management researches the strength of the economy in the respective state and underwrites every loan before purchase. These steps are taken to better evaluate and minimize the credit risk of out-of-state purchases. The Bank also maintains a well collateralized position in real estate mortgages.

At June 30, 1998, residential real estate mortgages made up 61% of the total loan portfolio, in which 54% of the residential loans are variable rate products, as compared to 63% and 49%, respectively, at June 30, 1997. It has been management's intent to increase the proportion of variable rate residential real estate loans to reduce the interest rate risk in this area. The Bank has primarily purchased adjustable rate residential loans and sold fixed rate residential loans. However, during the last quarter of fiscal 1998, the Bank sold approximately $8,000,000 in adjustable rate residential loans and purchased approximately the same amount in fixed rate residential loans. This purchase and sale improved the Company's asset/liability management position during the declining rate environment. Due to repositioning the asset/liability mix, the Bank was able to take advantage of current market prices to attain gains on the sale of those loans.

At June 30, 1998, 17% of the Bank's total loan portfolio is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products. At June 30, 1997, commercial real estate mortgages made up 21% of the total loan portfolio, in which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market areas as well as maintaining a well collateralized position in real estate.

Commercial loans made up 10% of the total loan portfolio at June 30, 1998. Variable rate loans comprise 59% of this loan portfolio at June 30, 1998. At June 30, 1997 commercial loans made up 9% of the total loan portfolio, of which 83% of the balance were variable rate instruments. Variable rate commercial loans have decreased during fiscal 1998, when compared to 1997, due to the increased market demand for fixed rate loans. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer loans make up 12% of the total loan portfolio as of June 30, 1998 which compares to 7% at June 30, 1997. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. As stated previously, the increase in consumer loans was primarily due to the volume generated from the automobile dealer finance department. This department underwrites all the automobile dealer finance loans to protect credit quality. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $2,978,000 as of June 30, 1998 versus $2,741,809 as of June 30, 1997, representing 1.06% and 1.23% of total loans, respectively. The Bank had non-performing loans totaling $2,248,000 and $2,881,000 at June 30, 1998 and 1997, which was .80% and 1.29% of total loans, respectively. Non-performing loans represented .70% and 1.01% of total assets at June 30, 1998 and 1997, respectively. Non-performing loans are generally loans ninety days delinquent or greater for which the Bank does not accrue interest income. The Bank's allowance for loan losses was equal to 132% and 95% of the total non-performing loans at June 30, 1998 and 1997, respectively. At June 30, 1998, the Bank had approximately $100,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of June 30, 1998, the amount of such loans has decreased from the June 30, 1997 amount by $486,000. This decrease was primarily due to substandard loans being classified as non-performing or liquidated through the sale of foreclosed assets. Management takes an aggressive posture in reviewing its loan portfolio to classify certain loans substandard. The following table represents the Bank's non-performing loans as of June 30, 1998 and 1997:



              Description          June 30, 1998       June 30, 1997
         ---------------------   -----------------   -----------------
         1-4 Family Mortgages    $       783,000     $     1,072,000
         Commercial Mortgages            956,000           1,247,000
         Commercial Loans                509,000             521,000
         Consumer Installment                  0              41,000
                                 -----------------   -----------------
          Total non-performing   $     2,248,000     $     2,881,000
                                 =================   =================


Although non-performing, delinquent and substandard loans have decreased the past several years, management continues to allocate substantial resources to the collection area in an effort to control the amount of such loans. The Bank's delinquent loan accounts, as a percentage of total loans, decreased during the 1998 fiscal year. This decrease was largely due to improved collection efforts and the increase in the Bank's loan portfolio.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

          06/30/95        06/30/96        06/30/97        06/30/98
            2.46%           3.24%           1.93%           1.09%


At June 30, 1998, loans classified as non-performing included approximately $823,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be .80% as of June 30, 1998.

The level of the allowance for loan losses as a percentage of total loans decreased and the level of the allowance for loan losses as a percentage of total non-performing loans increased at June 30, 1998 compared to June 30, 1997. The decrease in the level of allowance for loan losses as a percentage of total loans was primarily due to the increase in purchased loans as well as loans originated in the Bank's local market. The loans purchased were residential mortgages and carry less risk than commercial and consumer loans. The decrease was also supported by the Bank's lower delinquency levels and decreased non-performing and substandard loans. As previously discussed, loans classified substandard decreased in the 1998 fiscal year, when compared to the 1997 fiscal year. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of these classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $469,909, $633,490, and $539,234, for the years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively.

At June 30, 1998, total impaired loans were $1,623,720, of which $927,355 had related allowances of $251,474. This compares to total impaired loans of $1,661,698, of which $844,457 had related allowances of $369,474, at June 30, 1997. During the year ended June 30, 1998, the income recognized related to impaired loans was $19,693 and the average balance of outstanding impaired loans was $1,956,488. This compares to income recognized related to impaired loans of $50,690 and the average balance of impaired loans of $1,330,983 at June 30, 1997. The Bank recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was on September 22, 1997. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

At June 30, 1998, the Bank had a total of $350,496 in other real estate owned versus $563,207 as of June 30, 1997. The Bank has an allowance for losses on other real estate owned that was established to provide for declines in real estate values and to consider estimated selling costs. The allowance for losses on other real estate owned totaled $5,100 at June 30, 1998 versus $50,839 at June 30, 1997. The Company provided for this allowance through a charge against earnings of $62,300 and $39,000 for the years ended June 30, 1998 and 1997, respectively. In 1998 and 1997, write downs of other real estate owned totaled $108,039 and $88,161, respectively. Management periodically receives independent appraisals to assist in its valuation of the other real estate owned portfolio. As a result of its review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

The Company's investment portfolio has been primarily classified as available for sale at June 30, 1997 and 1998. Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at June 30, 1998 was $13,706,472 and $13,608,823, respectively. The reduction in carrying value from the cost was primarily attributable to the decline in market value of equity securities, which was due to the change in market prices from the price at the time of purchase. The decrease of $15,201,802 in securities available for sale, from June 30, 1998 to June 30, 1997, was due to the Company repositioning the fixed rate mortgage-backed securities portfolio, taking advantage of price fluctuations in the current market. The sale of these securities strengthens the Company's asset/ liability management position and helps mitigate the Company's interest rate risk in an increasing rate environment. The cash from the sale of securities was utilized to fund loan growth during fiscal 1998. The net unrealized loss on mortgage-backed securities has decreased from $410,000 at June 30, 1997 to $9,500 at June 30, 1998 due to improvements in interest rates. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is minimal risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future.

Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 1998, 1997 and 1996, there have been other than temporary declines in values of individual equity securities in the amounts of $172,235, $110,000, and $93,819, respectively. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statements of income.

The Company increased its investment in FHLB stock by $1,559,500, compared to June 30, 1997, due to the increase in FHLB borrowings. The Bank increased FHLB borrowings to fund loan growth. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered C.D.'s when national deposit interest rates are less than the interest rates on local market deposits. Brokered C.D.'s are also used to supplement the growth in earning assets. Brokered C.D.'s carry the same risk as local deposit C.D.'s, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $184,024,097 and securities sold under repurchase agreements were $5,205,594 as of June 30, 1998. These amounts represent an increase of $11,102,811 and $106,972, respectively, as compared to June 30, 1997. The increase in deposits was primarily due to the $9,000,000 increase in NOW demand deposits. The increase in NOW deposits was attributable to the development of a demand account where the interest rate increases as deposit balances increase. Brokered deposits represented $7,574,710 of total deposits at June 30, 1998, which increased by $389,144 compared to June 30, 1997's $7,185,566 balance. Total borrowings from the FHLB were $104,439,952 as of

June 30, 1998, for an increase of $23,945,481 compared to June 30, 1997. Mortgages, free of liens, pledges and encumbrances and certain non-pledged mortgage-backed securities are pledged to secure FHLB advances. The increase in deposits, repurchase agreements and FHLB advances were utilized to fund the loan growth during fiscal 1998.

Other liabilities increased by $561,508 compared to June 30, 1997, due primarily to increases in accrued expenses, escrow accounts and a payable account resulting from the settlement of a loan sale transaction.

CAPITAL RESOURCES & LIQUIDITY
-----------------------------
Liquidity is defined as the ability to meet unexpected deposit withdrawals and increased loan demand of a short-term nature with a minimum loss of principal. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $17,000,000 over and above the 1998 end-of-year advances. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's needs.

Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during fiscal 1998, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposit base.

Total equity of the Company was $25,139,527 as of June 30, 1998 versus $22,095,580 at June 30, 1997. On December 15, 1997, the Company authorized a 50% stock dividend to all shareholders. As a result of the stock dividend, the Company's common shares outstanding increased by 740,807 shares. The June 30, 1997 book value per common share has been restated as a result of the stock dividend. In October of 1997, the Company merged with Cushnoc in a transaction accounted for as a pooling of interests and as a result issued 2.089 shares of its common stock for each share of Cushnoc, which had 90,000 common shares outstanding. The number of common shares issued to Cushnoc shareholders was 187,940 shares and all fractional shares were paid in cash. Earnings per share have been restated as a result of the stock dividend and the merger with Cushnoc Bank under the pooling of interests method of accounting.

In March of 1997 Square Lake Holding Corporation exercised 25,000 warrants at an aggregate price of $175,000 and in fiscal 1998 exercised the remaining 163,146 warrants at an aggregate price of $761,433. There are no additional warrants outstanding. During the final quarter of fiscal 1998, Square Lake Holding Corporation converted their Series B preferred stock into common stock, in which a total of 214,284 shares of common stock were issued. Square Lake Holding Corporation is a Maine corporation and a subsidiary of a Canadian corporation of which Ronald Goguen is a 95% shareholder and director. Mr. Goguen, also is a director, and, through the ownership of his affiliates, a principal shareholder of the Company. During fiscal 1998 and 1997, 46,000 and 30,000 stock options, respectively, were exercised by various employees of the Company. The proceeds from the exercised warrants and options were utilized as general working capital and contributed to the growth of the Company's total equity. As of June 30, 1998, 444,000 shares of unissued common stock are reserved for issuance pursuant to stock options.
Based on the 50% stock dividend, the converted preferred stock, the exercise of warrants and options, and the merger with Cushnoc, the common shares outstanding increased to 2,614,285 shares at June 30, 1998.

The Company repurchased 3,050 treasury shares at a cost of $44,988 during fiscal 1998, 2,030 treasury shares at a cost of $28,420 during fiscal 1997 and 4,100 treasury shares at a cost of $52,277 during fiscal 1996. These treasury shares were utilized for the employee stock bonus and option plans as well as the exercise of warrants.

The total equity to total assets ratio of the Company was 7.79% as of June 30, 1998 and 7.78% at June 30, 1997. Book value per common share was $9.23 as of June 30, 1998 versus $9.16 at June 30, 1997.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to recapitalize the Bank Insurance Fund ("BIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of June 30, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category. Regulatory capital requirements are also discussed and illustrated in footnote 10 of the consolidated financial statements.

RESULTS OF OPERATIONS
---------------------
Net income for the year ended June 30, 1998 was $2,403,783 versus $1,489,745 for the year ended June 30, 1997 and $1,292,849 for the year ended June 30, 1996. Basic earnings per share was $1.00 and diluted earnings per share was $.86 for the year ended June 30, 1998. Basic and diluted earnings per share were $.63 and $.56, respectively, for the year ended June 30, 1997 and $.56 and $.50, respectively for the year ended June 30, 1996. In the first quarter of fiscal 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share". Earnings per share for prior periods have been restated in accordance with the requirements of Statement No. 128. In addition, net income and earnings per share have been restated for fiscal years 1997 and 1996 to consider the merger with Cushnoc under the pooling of interests method of accounting and the effect of the Company's 50% stock dividend. Also, the weighted average number of shares outstanding in fiscal 1996, as well as the reported earnings per share, have been restated as a result of the Company's 100% stock dividend in December, 1995. The increase in net income for the year ended June 30, 1998, when compared to June 30, 1997, was primarily due to the increase in net interest income and total noninterest income. The increase in net income for the year ended June 30, 1997, when compared to June 30, 1996, was primarily due to the increase in net interest income. The Company's overall return on average assets ("ROAA") was .83% for the year ended June 30, 1998, .57% for the year ended June 30, 1997, and .55% for the year ended June 30, 1996.

The Company completed the acquisition of Cushnoc in the quarter ended December 31, 1997. The one-time costs associated with the merger totaled approximately $435,000 before tax of which approximately $424,000 before tax was recognized in the quarter ended December 31, 1997. The Company's net income, before the aforementioned one-time expense for the merger with Cushnoc, would have been $2,686,542, basic earnings per share would have been $1.13 and diluted earnings per share would have been $.96 for the year ended June 30, 1998.

In September of 1996, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF insured deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31, 1995. The net effect of the one time assessment was $296,860 and decreased the Company's basic earnings per share by $.09 and the diluted earnings per share by $.08 for the fiscal year ended June 30, 1997. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits.

The Company's net interest income for the years ended June 30, 1998, 1997 and 1996 was $11,472,940, $10,644,833, and $10,018,230, respectively. Net interest income for fiscal 1998 increased $828,107, or 7.78%, compared to the amount at June 30, 1997. Total interest and dividend income increased $2,347,290 for the year ended June 30, 1998 compared to the year ended June 30, 1997, resulting primarily from an increase in the volume of loans offset in part by a decrease in investment volume and rates. The increase in total interest expense of $1,519,183 for the twelve months ended June 30, 1998 resulted primarily from the increased volume of borrowings and deposits. The changes in net interest income, as explained above, are also presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1998 versus June 30, 1997

                                       Difference Due to
                                    Volume            Rate            Total
                                 ------------     ------------     ------------
Investments                      $  (722,905)     $   (27,766)     $  (750,671)
Loans                              3,377,029         (361,725)       3,015,304
FHLB & Other                          79,042            3,615           82,657
                                 ------------     ------------     ------------

 Total Interest Earning Assets     2,733,166         (385,876)       2,347,290

Deposits                             390,474           92,868          483,342
Repurchase Agreements                 14,929           (7,731)           7,198
Borrowings                         1,092,794          (64,151)       1,028,643
                                 ------------     ------------     ------------
 Total Interest-Bearing
  Liabilities                      1,498,197           20,986        1,519,183
                                 ------------     ------------     ------------
  Net Interest Income            $ 1,234,969      $  (406,862)     $   828,107
                                 ============     ============     ============


Rate/Volume amounts spread proportionately between Volume and Rate.

Net interest income for fiscal 1997 increased $626,603, or 6.25%, compared to the amount at June 30, 1996. Total interest and dividend income increased $1,830,582 for the year ended June 30, 1997 compared to the year ended June 30, 1996, resulting primarily from an increase in the volume of loans and investments offset in part by a decrease in rates. The increase in total interest expense of $1,203,979 for fiscal 1997 compared to 1996 resulted primarily from the increased volume of borrowings offset in part by a decrease in rates. The changes in net interest income, as explained above, are also presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1997 versus June 30, 1996


                                       Difference Due to
                                    Volume            Rate            Total
                                 ------------     ------------     ------------
Investments                      $   970,843      $    21,363      $   992,206
Loans                              1,573,250         (454,479)       1,118,771
FHLB & Other                        (243,375)         (37,020)        (280,395)
                                 ------------     ------------     ------------
 Total Interest Earning Assets     2,300,718         (470,136)       1,830,582

Deposits                             (36,114)        (208,713)        (244,827)
Repurchase Agreements                 46,631          (13,388)          33,243
Borrowings                         1,533,310         (117,747)       1,415,563
                                 ------------     ------------     ------------
 Total Interest-Bearing
  Liabilities                      1,543,827         (339,848)       1,203,979
                                 ------------     ------------     ------------
 Net Interest Income             $   756,891      $  (130,288)     $   626,603
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

Approximately 21% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 34% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses was $706,100 for fiscal 1998 compared to $614,427 and $638,860 for 1997 and 1996, respectively. Net charge-offs amounted to $469,909 during fiscal 1998 versus $633,490 and $539,234 for 1997 and 1996, respectively. The Bank intends to continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $2,671,531 for the year ended June 30, 1998, $2,086,241 for June 30, 1997 and $2,187,593 for June 30, 1996. Included in non-interest income were service charges and fees for other services which totaled $803,071 for the year ended June 30, 1998, $851,725 for the year ended June 30, 1997 and $817,162 for June 30, 1996. The decrease in service charges and fees at June 30, 1998, when compared to June 30, 1997, was primarily due to the change in the mix of deposit accounts and decreased deposit fee income.

Net securities gains were $287,513, $259,430, and $278,895 for fiscal 1998, 1997 and 1996, respectively. The major reason for the increase in 1998 was that the Company sold some of its available for sale securities, taking advantage of the fluctuation in higher market prices.

Gains on the sale of loans amounted to $726,599 for fiscal 1998 and was an increase of $525,181 compared to the balance in fiscal 1997. Gains on the sale of loans amounted to $201,418 for fiscal 1997 and was a decrease of $50,179 compared to $251,597 for fiscal 1996. The increase in gain on sale of loans in 1998, compared to 1997, was due to 1-4 family mortgage and SBA guaranteed loan sales. The Bank had an increase of approximately $5,100,000 in its underwriting and selling of Freddie Mac and Fannie Mae loans, which was a component of the increase in gain on sale of loans at June 30, 1998, when compared to June 30, 1997. In addition, loans were sold from the Bank's portfolio to improve its asset/liability management position while at the same time taking advantage of market prices, which also accounted for part of the increase in gain on sale of loans in 1998. The decrease in gain on sales of loans in 1997, compared to 1996, was primarily due to the Bank's reduced volume in underwriting and selling Freddie Mac, Fannie Mae and SBA guaranteed commercial loans. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others that the Bank originated and sold. The outstanding balance of such loans increased from approximately $42,509,000 at June 30, 1997 to $55,581,000 at June 30, 1998.

Other income was $626,939 at June 30, 1998 and an increase of $128,767, when compared to June 30, 1997. The increase in other income was primarily due to income generated from the Bank's trust department and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total non-interest expense for the Company was $9,731,717 for fiscal 1998, $9,718,337 for fiscal 1997, and $9,536,288 for fiscal 1996. The increase in non-interest expense of $13,380 for fiscal 1998 compared to 1997 was due, in part, to the expenses from the merger with Cushnoc offset by the reduction in FDIC deposit insurance expense.

The increase in non-interest expense of $182,049 for fiscal 1997 compared to 1996 was due, in part, to the following items: (I) occupancy expense increased by $26,459 due to the expenses associated with the opening of the new Auburn retail branch, (II) equipment expense increased by $30,500 due to the depreciation expense associated with the new Auburn branch equipment as well as general maintenance costs, and (III) FDIC deposit insurance increased by $236,209 primarily due to the SAIF assessment described above. The non-interest expense increases above were offset by the reduction of $72,752 in compensation expense due to the Company restructuring its internal departments.

Other expenses decreased by $38,367 in fiscal 1997 compared to 1996 primarily due to the following: a decrease of $8,000 in business insurances and computer services, a decrease of $78,000 in other real estate owned and the provision for other real estate owned expenses, a decrease of $9,000 in telephone expenses due to the Company's telephone network system, a decrease of $27,000 in travel & meeting expenses, and a decrease of $31,000 in correspondent banking fees, and decreases in the Company's other general business expenses. These decreases in other expenses were primarily offset by the following increases: an increase of $49,000 due to hiring third party consultants for marketing and compliance, an increase of $22,000 in supplies expense, and an increase of $109,000 in advertising expense to continue the Company's strategy in increasing market exposure.

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

The Company's interest rate risk management is the responsibility of the Asset/ Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The committee is also involved in formulating the economic projections for the Company's budget and strategic plan.

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

Based on the information and assumptions in effect at June 30, 1998, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments in U.S. dollars at the expected maturity dates as well as the fair value of those on balance sheet financial instruments for the period ended June 30, 1998, with comparative summary balances for 1997. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty four months. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 1998.

The fair value of cash, interest bearing deposits at other banks, and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximate the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of the note payable approximates the carrying value due to the note payable's interest rate approximating market rates.

There have been no substantial changes in the Company's market risk from the preceding year and the assumptions are consistent with prior year assumptions.


Market Risk
June 30, 1998
(In Thousands)

                                        Expected Maturity Date
                                                                                          1998              1997
                                                                         There-  1998     Fair     1997     Fair
                           6/30/99  6/30/00  6/30/01  6/30/02  6/30/03   after   Total    Value    Total    Value
                           -------- -------- -------- -------- -------- ------- -------- -------- -------- --------

Financial Assets:
Cash                       $   -    $   -    $   -    $   -    $   -    $ 6,822 $  6,822 $  6,822 $  6,112 $  6,112
Interest Bearing Deposits
  Variable Rate                -        -        -        -        -      5,330    5,330    5,330   12,662   12,662
  Weighted Average Interest
   Rate                        -        -        -        -        -      5.76%    5.76%     -       5.77%     -
Available for Sale
 Securities
 US Government Treasuries &
   Agencies
  Fixed Rate                    347     -         399     -        -      3,951    4,697    4,698    2,949    2,905
  Weighted Average Interest
   Rate                       5.87%     -       5.40%     -        -      7.17%    6.98%     -       6.57%     -
 Corporate Bonds
  Fixed Rate                   -        -          54     -        -        149      203      204      260      253
  Weighted Average Interest
   Rate                        -        -       7.20%     -        -      5.95%    6.28%     -       5.95%     -


 Mortgage Backed Securities
  Fixed Rate                    524      577      635      698      769   4,521    7,724    7,714   25,212   24,802
  Weighted Average Interest
   Rate                       6.89%    6.89%    6.89%    6.89%    6.89%   6.89%    6.89%     -       7.15%     -
 Equity Securities            1,083     -        -        -        -       -       1,083      993      897      851
  Dividend Yield              2.64%     -        -        -        -       -       2.64%     -       3.82%     -
FHLB Stock (1)                 -        -        -        -        -      5,681    5,681    5,681    4,121    4,121
  Weighted Average Interest
   Rate                        -        -        -        -        -      6.40%    6.40%     -       6.50%     -
Loans Held For Sale
  Fixed Rate                    370     -        -        -        -       -         370      372      240      242
  Weighted Average Interest
   Rate                       7.08%     -        -        -        -       -       7.08%     -       8.19%     -
Loans
 Residential Mortgages
  Fixed Rate                  8,792    8,582    9,443   10,533   11,919  29,281   78,550   78,713   66,454   67,844
  Weighted Average Interest
   Rate                       8.49%    8.61%    8.63%    8.66%    8.61%   8.61%    8.60%     -       8.91%     -
  Variable Rate              10,072   10,184   11,059   12,450   17,240  32,950   93,955   94,554   73,861   73,507
  Weighted Average Interest
   Rate                       8.70%    8.59%    8.52%    8.55%    8.44%   8.45%    8.51%     -       8.79%     -
 Commercial Real Estate
  Fixed Rate                    709      645      483    1,994    1,030     797    5,658    5,594    6,381    5,917
  Weighted Average Interest
   Rate                       9.42%    9.19%    9.37%    9.34%    9.12%   9.08%    9.26%     -       9.22%     -
  Variable Rate               6,601    6,044    6,100    6,156    6,285  11,714   42,900   42,014   41,744   40,906
  Weighted Average Interest
   Rate                      10.00%    9.92%    9.83%    9.90%    9.92%   9.89%    9.91%     -      10.11%     -
 Commercial
  Fixed Rate                  1,240    1,182    3,513    2,591    2,119     563   11,208   11,104    4,978    4,821
  Weighted Average Interest
   Rate                       9.35%   10.51%   10.76%   10.81%   10.36%  10.81%   10.52%     -      10.37%     -
  Variable Rate               7,152    1,061    1,893    2,059    1,989   1,706   15,860   15,426   14,472   14,077
  Weighted Average Interest
   Rate                       9.59%   10.14%   10.14%   10.05%   10.15%  10.13%    9.88%     -      10.18%     -
 Consumer


  Fixed Rate                  2,745    2,689    4,316    4,117    8,713  10,500   33,080   33,809   13,618   13,038
  Weighted Average Interest
   Rate                      10.08%   10.36%    9.56%   10.58%   10.88%  10.71%   10.53%     -      10.42%     -
  Variable Rate                  82      173       73       96       95     301      820      806    1,174    1,156
  Weighted Average Interest
   Rate                       7.89%    8.91%    8.07%    7.74%    8.66%   8.77%    8.53%     -       8.87%     -
Interest Receivable           1,934     -        -        -        -       -       1,934    1,934    1,640    1,640

Finanicial Liabilities:
Deposits (with no stated
 maturity)
 Demand Deposits               -        -        -        -        -     15,209   15,209   15,209   13,784   13,784
 NOW                           -        -        -        -        -     23,430   23,430   23,430   14,368   14,368
  Weighted Average Interest
   Rate                        -        -        -        -        -      3.11%    3.11%     -       1.26%     -
 Money Market                  -        -        -        -        -     11,993   11,993   11,993   15,236   15,236
  Weighted Average Interest
   Rate                        -        -        -        -        -      2.74%    2.74%     -       3.44%     -
 Regular Savings               -        -        -        -        -     20,306   20,306   20,306   22,484   22,484
  Weighted Average Interest
   Rate                        -        -        -        -        -      2.75%    2.75%     -       2.60%     -
Time Deposits
  Fixed Rate                 73,691   22,865    8,789    5,010    1,739      11  112,105  112,507  107,049  106,421
Weighted Average Interest
   Rate                       5.62%    5.97%    6.05%    6.38%    5.80%   5.03%    5.76%     -       6.42%     -
  Variable Rate                 814      167     -        -        -       -         981      981    1,120    1,120
  Weighted Average Interest
   Rate                       5.09%    5.09%     -        -        -       -       5.09%     -       5.03%     -
Repurchase Agreements
  Fixed Rate                    504     -        -        -        -       -         504      504      616      616
  Weighted Average Interest
   Rate                       5.20%     -        -        -        -       -       5.20%     -       5.18%     -
  Variable Rate               4,702     -        -        -        -       -       4,702    4,702    4,483    4,483
  Weighted Average Interest
   Rate                       4.09%     -        -        -        -       -       4.09%     -       4.12%
FHLB Advances


  Fixed Rate                 42,745    4,000    1,213    1,139    9,632  44,711  103,440  101,052  79,494    79,488
  Weighted Average Interest
   Rate                       5.64%    6.17%    5.71%    6.08%    5.76%   5.34%    5.55%     -       5.80%
  Variable Rate               1,000     -        -        -        -       -       1,000    1,000    1,000    1,003
  Weighted Average Interest
   Rate                       5.95%     -        -        -        -       -       5.95%     -       6.20%
Note Payable
  Fixed Rate                    306      306      306       75     -       -         993      993    1,299    1,299
  Weighted Average Interest
   Rate                       8.00%    8.00%    8.00%    8.00%     -       -       8.00%     -       8.00%


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

Year 2000
---------
The Company is currently addressing the Year 2000 issue. Many existing computer programs and hardware configurations use only two digits to identify a year in the date field. Since these programs did not take into consideration the upcoming change in the century, many computer applications could create erroneous results by the year 2000 if not corrected. The Year 2000 issue will affect this Company and it will affect virtually all companies and organizations, including the Company's borrowers. The Company has organized a Year 2000 committee, comprised of senior officers and a full time consultant, to research, develop and implement a plan that will correct this issue within the time lines established by the Company's regulators. The Office of Thrift Supervision (OTS) has issued a formal regulation and comprehensive plan concerning the Year 2000 issue for financial institutions, for which the OTS has oversight. The Company has adopted the regulatory comprehensive plan which has the following phases.

Awareness Phase
This phase consists of defining the Year 2000 problem; developing the resources necessary to perform compliance work, establishing a Year 2000 program committee and developing an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents). This phase has been completed by the Company's committee.

Assessment Phase
This phase consists of assessing the size and complexity of the problem and detailing the magnitude of the effort necessary to address the Year 2000 issue. This phase must identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change. The assessment must go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults. During this phase management also must evaluate the Year 2000 effect on other strategic business initiatives. The assessment should consider the potential effect that mergers and acquisitions, major system development, corporate alliances, and system interdependencies will have on existing systems and/or the potential Year 2000 issues that may arise from acquired systems. The financial institution or vendor should also identify resource needs and establish time frames and sequencing of Year 2000 efforts. Resource needs include appropriately skilled personnel, contractors, vendor support, budget allocations, and hardware capacity. This phase should clearly identify corporate accountability throughout the project, and policies should define reporting, monitoring, and notification requirements. Finally, contingency plans should be developed to cover unforeseen obstacles during the renovation and validation phases and include plans to deal with lesser priority systems that would be fixed later in the renovation phase.

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The Company has currently estimated the following costs associated with the Year 2000 issue, (1) computer hardware replacement $130,000, (2) software replacement $72,000, (3) testing and administrative costs $84,000, and (4) potential contingency costs $60,000. As of June 30, 1998, the Company has incurred $38,400 of Year 2000 expenses. These costs are under continuous review and will be revised as needed. As of June 30, 1998, the Company's current computer hardware and software have been substantially depreciated and the costs associated with the replacement of the mainframe, software and data-communications is a component of Company's general business expenses for fiscal 1999.

Renovation Phase
This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside servicers or third-party software providers, ongoing discussions and monitoring of vendor progress are necessary. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company anticipates to have this phase completed by December 31, 1998.

Validation Phase
Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company anticipates to have this phase completed by December 31, 1998.

Implementation Phase
In this phase, systems should be validated as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented. Any potentially noncompliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. The Company anticipates to have this phase completed by March 31, 1999.

In summary, the Company recognizes the Year 2000 as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Year 2000 issue. Management is confident that all the instituted phases will be completed and in place prior to the year 2000.

RECENT ACCOUNTING DEVELOPMENTS
In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 the first quarter of fiscal 1999. Management anticipates that the only difference between net income and comprehensive income will be the net unrealized gains or losses on available for sale securities.

In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information", ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Management does not anticipate that the Company will be impacted by Statement 131.

In June of 1998, FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Companies recognize all derivatives as other assets or liabilities in the statements of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the internal use of the derivative and the resulting designation. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the impact of the adoption of Statement 133.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, year 2000 readiness, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology; such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.

Item  7A. Quantiture and Qualitative Disclosure about Market Risk
          _______________________________________________________

          See " - Market Risks" and accompanying table set forth in Item 7 above.

Item 8.   Financial Statements and Supplementary Data
          ___________________________________________

      a.  Financial Statements Required by Regulation S-X

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1998 and 1997

          ASSETS                                     1998             1997
         --------                               --------------   --------------

Cash and due from banks                         $   6,821,574    $   6,112,425
Interest bearing deposits                             421,392          443,021
Federal Home Loan Bank overnight deposits           4,909,000       12,218,898
                                                --------------   --------------
                                                   12,151,966       18,774,344

Trading account securities, at market value            50,000           25,000
Available for sale securities, at market value
 (notes 2, 7 and 9)                                13,608,823       28,810,625
Loans held for sale                                   369,500          240,000
Loans receivable (notes 3 and 7):
 Mortgage loans:
  Residential real estate                         171,903,751      139,633,099
  Construction loans                                3,521,427        3,673,584
  Commercial real estate                           47,052,134       46,443,071
                                                --------------   --------------
                                                  222,477,312      189,749,754

  Undisbursed portion of construction loans        (1,421,847)      (1,076,936)
  Net deferred loan origination (fees) costs            7,270         (203,819)
                                                --------------   --------------
  Total mortgage loans                            221,062,735      188,468,999

 Commercial loans                                  27,068,416       19,421,552
 Consumer and other loans                          33,899,799       14,791,583
                                                --------------   --------------
                                                  282,030,950      222,682,134
 Less allowance for loan losses                     2,978,000        2,741,809
                                                --------------   --------------
  Net loans                                       279,052,950      219,940,325

Premises and equipment - net (note 4)               4,473,885        4,774,561
Other real estate owned - net (note 5)                350,496          563,207
Accrued interest receivable - loans                 1,710,704        1,344,360
Accrued interest receivable - investments             222,994          295,733
Federal Home Loan Bank stock, at cost (note 7)      5,680,500        4,121,000
Goodwill, net of accumulated amortization of
$1,532,807 in 1998 and $1,236,433 in 1997           1,923,915        2,220,289
Other assets (note 14)                              2,936,861        2,967,987
                                                --------------   --------------
                                                $ 322,532,594    $ 284,077,431
                                                ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY                 1998             1997
-------------------------------------           --------------   --------------
Liabilities:
 Deposits (note 6):
  Demand                                        $  15,209,219    $  13,784,339
  NOW                                              23,429,512       14,368,105
  Money market                                     11,993,110       15,236,189
  Regular savings                                  20,305,953       22,483,976
  Brokered deposits                                 7,574,710        7,185,566
  Certificates of deposit under $100,000           86,156,463       81,154,696
  Certificates of deposit $100,000 or more         19,355,130       18,708,415
                                                --------------   --------------

  Total deposits                                  184,024,097      172,921,286
 FHLB Borrowings (note 7)                         104,439,952       80,494,471
 Note payable (note 8)                                993,055        1,298,611
 Securities sold under repurchase agreements
  (notes 2 and 9)                                   5,205,594        5,098,622
 Other liabilities                                  2,730,369        2,168,861
                                                --------------   --------------
  Total liabilities                               297,393,067      261,981,851

Commitments and contingent liabilities
 (notes 8, 16 and 17)

Stockholders' equity (notes 10, 11, 12 and 16):
 Series A cumulative convertible preferred
  stock; $1 par value, 1,000,000 shares
  authorized; 45,454 shares issued and
  outstanding                                         999,988          999,988
 Series B cumulative convertible preferred
  stock; $1 par value, 1,000,000 shares
  authorized in 1997; 71,428 shares issued
  and outstanding in 1997                                -             999,992
 Common stock, $1 par value, 3,000,000 shares
  authorized; 2,614,285 and 1,462,909 shares
  issued and outstanding at June 30, 1998 and
  1997, respectively                                2,614,285        1,462,909
 Additional paid-in capital                         9,258,107        7,699,882
 Retained earnings                                 12,331,595       11,266,984
 Net unrealized losses on available for sale
 securities (note 2)                                  (64,448)        (334,175)
                                                --------------   --------------
  Total stockholders' equity                       25,139,527       22,095,580
                                                --------------   --------------
                                                $ 322,532,594    $ 284,077,431
                                                ==============   ==============

See accompanying notes.



NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1998, 1997 and 1996

                                        1998           1997           1996
                                    -------------  -------------  -------------
Interest and dividend income:
 Interest on loans                  $ 21,988,864   $ 18,973,560   $ 17,854,789
 Interest on Federal Home Loan
  Bank overnight deposits                514,113        429,531        707,262
 Interest and dividends on
  available for sale securities        1,461,024      2,277,573      1,359,423
 Dividends on Federal Home Loan
  Bank stock                             300,664        227,360        155,256
 Other interest income                    18,346         27,697         28,409

                                    -------------  -------------  -------------
  Total interest income               24,283,011     21,935,721     20,105,139

Interest expense:
 Deposits (note 6)                     7,586,717      7,103,375      7,348,202
 Repurchase agreements                   206,651        199,453        166,210
 Borrowed funds                        5,016,703      3,988,060      2,572,497
                                    -------------  -------------  -------------
 Total interest expense               12,810,071     11,290,888     10,086,909
                                    -------------  -------------  -------------
  Net interest income before
   provision for loan losses          11,472,940     10,644,833     10,018,230

Provision for loan losses (note 3)       706,100        614,427        638,860
                                    -------------  -------------  -------------
  Net interest income after
   provision for loan losses          10,766,840     10,030,406      9,379,370

Noninterest income:
 Fees and service charges on loans       206,961        194,020        201,504
 Fees for other services to
  customers                              596,110        657,705        615,658
 Net securities gains (note 2)           285,716        171,080        231,344
 Gain on trading securities                1,797         88,350         47,551
 Gain on sales of loans                  726,599        201,418        251,597
 Loan servicing fees                     227,409        275,496        302,261
 Other income                            626,939        498,172        537,678
                                    -------------  -------------  -------------
  Total noninterest income             2,671,531      2,086,241      2,187,593

Noninterest expense:
 Salaries and employee benefits
  (notes 15 and 16)                 $  4,638,813   $  4,614,802   $  4,687,554
 Occupancy expense (note 4)              903,978        783,434        756,975
 Equipment expense (note 4)              863,580        893,605        863,105
 FDIC insurance expense (note 10)         60,097        390,494        154,285
 Other (notes 2, 13 and 15)            3,265,249      3,036,002      3,074,369
                                    -------------  -------------  -------------
  Total noninterest expense            9,731,717      9,718,337      9,536,288
                                    -------------  -------------  -------------
Income before income taxes             3,706,654      2,398,310      2,030,675

Income tax expense (note 14)           1,302,871        908,565        737,826
                                    -------------  -------------  -------------
  Net income                        $  2,403,783   $  1,489,745   $  1,292,849
                                    =============  =============  =============

Earnings per share
  (notes 11 and 16):
 Basic                                     1.00            .63            .56
 Diluted                                    .86            .56            .50

See accompanying notes.


NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 1998, 1997 and 1996

                                              Preferred Stock       Common
                                              Series A and B        Stock
                                              ---------------   ---------------
Balance at June 30, 1995                      $    1,999,980    $      735,442

 Net income                                             -                 -
 Common stock - warrants exercised                      -               50,000
 Stock split in the form of a dividend                  -              597,743
 Increase in net unrealized losses on
  available for sale securities                         -                 -
 Treasury stock purchased                               -                 -
 Issuance of common stock                               -                  765
 Stock options exercised                                -               38,000
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $.16 per share            -                 -
                                              ---------------   ---------------
Balance at June 30, 1996                           1,999,980         1,421,950

 Net income                                             -                 -
 Issuance of common stock through exercise
  of stock options and purchase of treasury
  stock                                                 -               20,000
 Exercise of stock warrants                             -               19,940
 Decrease in net unrealized losses on
  available for sale securities                         -                 -
 Treasury stock issued - employee stock bonus           -                 -
 Issuance of common stock                               -                1,019
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $.21 per share            -                 -
                                              ---------------   ---------------
Balance at June 30, 1997                           1,999,980         1,462,909

 Net income                                             -                 -
 Decrease in net unrealized losses on
  available for sale securities                         -                 -
 Issuance of common stock                               -                  939
 Conversion of preferred stock Series B             (999,992)          214,284
 Stock split in the form of a dividend                  -              740,807
 Stock options exercised and treasury
  stock purchased                                       -               32,200
 Treasury stock sold                                    -                 -
 Exercise of stock warrants                             -              163,146
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $.21 per share            -                 -
                                              ---------------  ----------------
Balance at June 30, 1998                      $      999,988   $     2,614,285

                                              ===============  ================



                                                Net Unrealized
  Additional                                     Losses on
   Paid-in         Treasury        Retained      Available for
   Capital          Stock          Earnings     Sale Securities      Total
--------------  --------------  --------------  ---------------  --------------
$   6,703,434   $        -      $  10,044,825   $      (95,507)  $ 19,388,174
         -               -          1,292,849             -         1,292,849
      650,000            -               -                -           700,000
         -               -           (597,743)            -              -
         -               -               -            (741,847)      (741,847)
         -            (52,277)           -                -           (52,277)
       10,793            -               -                -            11,558
      152,000            -               -                -           190,000
         -               -           (139,999)            -          (139,999)
         -               -           (284,891)            -          (284,891)
--------------  --------------  --------------  ---------------  --------------
    7,516,227         (52,277)     10,315,041         (837,354)    20,363,567

         -               -          1,489,745             -         1,489,745
       83,450         (28,420)           -                -            75,030
       88,005          67,055            -                -           175,000
         -               -               -             503,179        503,179
         (268)         13,642            -                -            13,374
       12,468            -               -                -            13,487
         -               -           (139,997)            -          (139,997)
         -               -           (397,805)            -          (397,805)
--------------  --------------  --------------  ---------------  --------------
    7,699,882            -         11,266,984         (334,175)    22,095,580

         -               -          2,403,783             -         2,403,783
         -               -               -             269,727        269,727
       15,730            -               -                -            16,669
      785,708            -               -                -              -
         -               -           (741,902)            -            (1,095)
      158,500         (44,988)           -                -           145,712
         -             44,988            -                -            44,988
      598,287            -               -                -           761,433
         -               -           (125,827)            -          (125,827)
         -               -           (471,443)            -          (471,443)
--------------  --------------  --------------  ---------------  --------------
$   9,258,107   $        -      $  12,331,595   $      (64,448)  $ 25,139,527
==============  ==============  ==============  ===============  ==============

See accompanying notes.




NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1998, 1997 and 1996

                                        1998           1997           1996
                                   -------------- -------------- --------------
Cash flows from operating
 activities:
 Net income                        $   2,403,783  $   1,489,745  $   1,292,849
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Provision for loan losses             706,100        614,427        638,860
   Provision for losses on other
    real estate owned                     62,300         39,000         94,711
   Deferred income tax expense
    (benefit)                            (14,949)       (72,290)        42,236
   Depreciation of premises and
    equipment and other                  617,628        665,193        745,638
   Goodwill amortization                 296,374        296,374        308,913
   Net gain on sale of available
    for sale securities                 (285,716)      (171,080)      (231,344)
   Net gains on sales of loans          (726,599)      (201,418)      (251,597)
   Originations of loans held for
    sale                              (7,251,700)    (2,178,115)   (11,585,640)
   Proceeds from sale of loans
    held for sale                      7,287,744      2,430,823     11,781,652
   Net change in trading account
    securities                           (25,000)       172,621       (196,246)
   Other                                  41,035       (103,988)       (68,105)
   Change in other assets and
    liabilities:
    Interest receivable                 (293,605)      (125,996)      (209,848)
    Other assets and liabilities         466,597        (17,869)      (110,294)
                                   -------------- -------------- --------------
 Net cash provided by operating
  activities                           3,283,992      2,837,427      2,251,785

Cash flows from investing
 activities:
 Proceeds from the sale of
  available for sale securities       27,974,991     12,377,154     16,858,706
 Purchase of available for sale
  securities                         (15,666,889)   (12,129,135)   (39,604,596)
 Proceeds from maturities and
  principal payments on available
  for sale securities                  3,588,092      3,256,713      2,778,278
 Proceeds from sale of loans          17,479,139           -              -
 Purchases of loans                  (66,283,950)   (25,425,642)          -
 Net increase in loans               (10,509,720)   (10,910,942)       (19,928)
 Additions to premises and
  equipment                             (363,562)    (1,043,176)      (424,061)
 Proceeds from sale of other real
  estate owned                           214,884        519,871        681,386

 Purchase of Federal Home Loan
  Bank stock                          (1,559,500)    (1,362,700)      (506,200)
                                   -------------- -------------- --------------
 Net cash used by investing
  activities                         (45,126,515)   (34,717,857)   (20,236,415)

Cash flows from financing
 activities:
 Net increase (decrease) in
  deposits                         $  11,102,811  $   8,066,043  $  (3,826,275)
 Net increase in repurchase
  agreements                             106,972      1,335,656      1,177,579
 Dividends paid                         (597,270)      (537,802)      (424,890)
 Treasury stock purchased                (44,988)       (28,420)       (52,277)
 Treasury stock sold                      44,988           -              -
 Stock options exercised                 190,700        103,450        190,000
 Warrants exercised                      761,433        175,000        700,000
 Issuance of common stock                 16,669         13,487         11,558
 Stock split - payment for
  fractional shares                       (1,095)          -              -
 Net borrowings from the Federal
  Home Loan Bank                      23,945,481     27,856,994     16,363,190
 Principal payments on notes
  payable                               (305,556)      (203,581)      (507,899)
                                   -------------- -------------- --------------
 Net cash provided by financing
  activities                          35,220,145     36,780,827     13,630,986
                                   -------------- -------------- --------------

Net (decrease) increase in cash
 and cash equivalents                 (6,622,378)     4,900,397     (4,353,644)

Cash and cash equivalents,
 beginning of year                    18,774,344     13,873,947     18,227,591
                                   -------------- -------------- --------------
Cash and cash equivalents,
 end of year                       $  12,151,966  $  18,774,344  $  13,873,947
                                   ============== ============== =============

Supplemental schedule of cash
 flow information:
 Interest paid                     $  12,727,917  $  11,159,387  $  10,103,852
 Income taxes paid                       972,000        641,000        919,000

Supplemental schedule of noncash
 investing and financing
 activities:
  Transfer from loans to other
   real estate owned               $      56,861  $     538,019  $     387,468
  Loans originated to finance
   the sales of other real
   estate owned                             -              -           184,732
  Net change in valuation for
   unrealized losses on available
   for sale securities                   269,727        503,179        741,847
  Net change in deferred taxes for
   unrealized losses on available

   for sale securities                   138,949        259,214        382,164

See accompanying notes.



NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996


1. Summary of Significant Accounting Policies
   ------------------------------------------
   The accounting and reporting policies of Northeast Bancorp and Subsidiary (the Company) conform to generally accepted accounting principles and general practice within the banking industry.

   Merger
   ------
   On October 24, 1997, the Company merged with Cushnoc Bank and Trust Company in a transaction accounted for as a pooling of interest. All financial information includes the financial position and results of operations of Cushnoc Bank and Trust Company for all periods presented prior to the date of the merger (See note 15). Cushnoc Bank and Trust Company had a fiscal year based on the twelve months ending December 31. The financial information for Cushnoc Bank and Trust Company has been included using the same fiscal year presentation as Northeast Bancorp. The effect of the different fiscal years is not significant to the consolidated financial statements. Upon consummation of the merger, Cushnoc Bank and Trust Company was merged into the Company's banking subsidiary, Northeast Bank, F.S.B.

   Business
   --------
   Northeast Bancorp provides a full range of banking services to individual and corporate customers throughout south central and western Maine through its wholly owned subsidiary, Northeast Bank, F.S.B. The bank is subject to competition from other financial institutions. The bank is subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS) and undergoes periodic examinations by these agencies.

   Basis of Financial Statement Presentation
   -----------------------------------------
   The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

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

   A substantial portion of the Company's loans are secured by real estate in the State of Maine. In addition, all of the real estate acquired through foreclosure is located in the same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of real estate acquired through foreclosure are susceptible to changes in market conditions in Maine.

   Principles of Consolidation
   ---------------------------
   The accompanying consolidated financial statements include the accounts of Northeast Bancorp, a savings and loan holding company, and its wholly-owned subsidiary, Northeast Bank, F.S.B. (including the bank's wholly-owned subsidiary, Northeast Financial Services, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation.

   Cash Equivalents
   ----------------
   For purposes of presentation in the cash flow statements, cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 1998, the reserve balance was approximately $872,000.

   Investments
   -----------
     Trading Account Securities
     --------------------------
     Trading account securities, consisting of equity securities purchased with the intent to be subsequently sold to provide net securities gains, are carried at market value. Realized and unrealized gains and losses on trading account securities are recognized in the statements of income as they occur. Transactions are accounted for as of the trade date using the specific identification method.

     Available for Sale Securities
     -----------------------------
     Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other than temporary, the loss is charged to other expense in the consolidated statements of income as a writedown. Premiums and discounts are amortized and accreted over the term of the securities on the level yield method adjusted for prepayments. Gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

   Federal Home Loan Bank Stock
   ----------------------------
   Federal Home Loan Bank stock is carried at cost.

   Loans Held for Sale and Mortgage Banking Activities
   ---------------------------------------------------
   Loans originated for sale are specifically identified and carried at the lower of aggregate cost or estimated market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 1998 and 1997. Gains and losses on sales of loans are determined using the specific identification method and recorded as gain on sales of loans in the consolidated statements of income.

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

   The Company's mortgage servicing rights asset at June 30, 1998 and 1997 is not material and is included in other assets in the consolidated statements of financial position. Mortgage servicing rights are amortized on an accelerated method over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

   Loans
   -----
   Loans are carried at the principal amounts outstanding plus premiums paid and net deferred loan costs reduced by partial charge-offs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. Loan premiums paid to acquire loans are recognized as a reduction of interest income over the estimated life of the loans. Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectibility of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

   Allowance for Loan Losses
   -------------------------
   The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

   Premises and Equipment
   ----------------------
   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets or the term of the lease, if shorter. Maintenance and repairs are charged to current expense as incurred and the cost of major renewals and betterments are capitalized.

   Long-lived assets are evaluated periodically for other-than-temporary impairment. An assessment of recoverability is performed prior to any writedown of the asset. If circumstances suggest that their value may be permanently impaired, then an expense would be charged in the then current period.

   Income Taxes
   ------------
   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Other Real Estate Owned
   -----------------------
   Other real estate owned is comprised of properties acquired through foreclosure proceedings, or acceptance of a deed or title in lieu of foreclosure. Other real estate owned is carried at the lower of cost or fair value of the collateral less estimated selling expenses. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized.

   Goodwill
   --------
   Goodwill arising from acquisitions is being amortized on a straight-line basis over ten to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

   Advertising Expense
   -------------------
   Advertising costs are expensed as incurred. Advertising costs were approximately $172,000, $187,000, and $78,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

   Reclassification
   ----------------
   Certain prior year accounts and balances in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Available for Sale Securities
   -----------------------------
   A summary of the cost and approximate fair values of available for sale securities at June 30, 1998 and 1997 follows:

                                       1998                      1997
                             ------------------------  ------------------------
                                             Fair                      Fair
                                Cost         Value        Cost         Value
                             -----------  -----------  -----------  -----------
   Debt securities issued
    by the U.S. Treasury
    and other U.S.
    Government corporations
    and agencies             $ 4,696,659  $ 4,698,266  $ 2,948,527  $ 2,905,402
   Corporate bonds               202,952      203,484      259,749      252,805
   Mortgage-backed
    securities                 7,723,843    7,714,332   25,211,935   24,801,836
   Equity securities           1,083,018      992,741      896,739      850,582
                             -----------  -----------  -----------  -----------
                             $13,706,472  $13,608,823  $29,316,950  $28,810,625
                             ===========  ===========  ===========  ===========

   The gross unrealized gains and unrealized losses on available for sale securities are as follows:



                                       1998                      1997
                             ------------------------  ------------------------
                                Gross        Gross        Gross        Gross
                             Unrealized   Unrealized   Unrealized   Unrealized
                                Gains       Losses        Gains       Losses
                             -----------  -----------  -----------  -----------
   Debt securities issued
    by the U. S. Treasury
    and other U. S.
    Government corporations
    and agencies             $     4,157  $     2,550  $      -     $    43,125
   Corporate bonds                   789          257         -           6,944
   Mortgage-backed
     securities                   27,730       37,241       37,503      447,602
   Equity securities              16,676      106,953       28,965       75,122
                             -----------  -----------  -----------  -----------
                             $    49,352  $   147,001  $    66,468  $   572,793
                             ===========  ===========  ===========  ===========

   At June 30, 1998, investment securities with a market value of approximately $8,547,000 were pledged as collateral to secure outstanding repurchase agreements.

   At June 30, 1998 and 1997, included in net unrealized losses on available for sale securities as a reduction to stockholders' equity are net unrealized losses of $97,649 and $506,325, respectively, net of the deferred tax effect of $33,201 and $172,150, respectively.

   The cost and fair values of available for sale securities at June 30, 1998 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Fair
                                                        Cost           Value
                                                    ------------   ------------
   Due in one year                                  $   347,253    $   347,253
   Due after one year through five years                452,952        450,984
   Due after five years through ten years             1,100,000      1,103,200
   Due after ten years                                2,999,406      3,000,313
                                                    ------------   ------------
                                                      4,899,611      4,901,750

   Mortgage-backed securities (including
    securities with interest rates ranging
    from 5.15% to 9.0% maturing
    September 2003 to February 2026)                  7,723,843      7,714,332
   Equity securities                                  1,083,018        992,741
                                                    ------------   ------------
                                                    $13,706,472    $13,608,823

                                                    ============   ============

   The realized gains and losses on available for sale securities for the year ended June 30, 1998 were $288,196 and $2,480, respectively, for the year ended June 30, 1997 were $171,205 and $125, respectively, and for the year ended June 30, 1996 were $248,542 and $17,198, respectively.

   Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. At June 30, 1998, 1997 and 1996, write-downs of available for sale securities were $172,235, $110,000 and $93,819, respectively, and are included in other expense in the statements of income.

3. Loans
   -----
   The Company's lending activities are predominantly conducted in south central and western Maine. However, the Company does purchase residential mortgage loans in the open market out of this geographical area. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Also, the Company participates in indirect lending arrangements for automobile and mobile home loans. The Company's indirect lending activities are conducted in south central and western Maine. Most loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic area and the general economy.

   In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $2,219,800 and $2,165,044 at June 30, 1998 and 1997, respectively. In 1998, new loans granted to related parties totaled $1,432,402; payments and reductions amounted to $1,377,646. New loans granted to related parties in 1997 totaled $413,169; payments and reductions amounted to $913,409.

   Included in the loan portfolio are unamortized premiums on purchased loans of $1,016,498 and $297,839 at June 30, 1998 and 1997, respectively.

   Activity in the allowance for loan losses was as follows:

                                                 Years Ended June 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
   Balance at beginning of year        $ 2,741,809   $ 2,760,872   $ 2,661,246
   Provision charged to operating
    expenses                               706,100       614,427       638,860
   Loans charged off                      (785,111)     (772,250)     (620,301)
   Recoveries on loans charged off         315,202       138,760        81,067

                                       ------------  ------------  ------------
     Net loans charged off                (469,909)     (633,490)     (539,234)
                                       ------------  ------------  ------------
   Balance at end of year              $ 2,978,000   $ 2,741,809   $ 2,760,872
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

   The allowance for loan losses includes impairment reserves related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. A loan is classified as an insubstance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place.

   At June 30, 1998, total impaired loans were $1,623,720 of which $927,355 had related allowances of $251,474. During the year ended June 30, 1998, the income recognized related to impaired loans was $19,693 and the average balance of outstanding impaired loans was $1,956,488. At June 30, 1997, total impaired loans were $1,661,698 of which $844,457 had related allowances of $369,474. During the year ended June 30, 1997, the income recognized related to impaired loans was $50,690 and the average balance of outstanding impaired loans was $1,330,983. During the year ended June 30, 1996, the average balance of outstanding impaired loans was $1,799,087 and income recognized on impaired loans was $87,128. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

   Loans on nonaccrual status, including impaired loans described above, at June 30, 1998 and 1997 totaled approximately $2,248,000 and $2,881,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 1998, 1997 and 1996, totaled approximately $165,000, $203,000, $251,000, respectively.

   The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

   The Company was servicing for others, mortgage loans of approximately $55,581,000, $42,509,000 and $49,616,000 at June 30, 1998, 1997 and 1996,
   respectively.

4. Premises and Equipment
   ----------------------
   Premises and equipment at June 30, 1998 and 1997 are summarized as follows:

                                                        1998           1997
                                                    ------------   ------------
   Land                                             $ 1,037,503    $ 1,044,109
   Buildings                                          2,503,254      2,573,698
   Leasehold and building improvements                1,130,270      1,061,448
   Furniture, fixtures and equipment                  4,480,402      4,180,570
                                                    ------------   ------------
                                                      9,151,429      8,859,825
   Less accumulated depreciation                      4,677,544      4,085,264
                                                    ------------   ------------
   Net premises and equipment                       $ 4,473,885    $ 4,774,561
                                                    ============   ============

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $615,591, $660,871 and $741,180 for the years ended June 30, 1998, 1997 and 1996, respectively.

5. Other Real Estate Owned
   -----------------------
   The following table summarizes the composition of other real estate owned at June 30:

                                                        1998           1997
                                                    ------------   ------------
   Real estate properties acquired in settlement
    of loans                                        $   355,596    $   614,046
   Less allowance for losses                              5,100         50,839
                                                    ------------   ------------
                                                    $   350,496    $   563,207
                                                    ============   ============

   Activity in the allowance for losses on other real estate owned was as follows:


                                           1998          1997          1996
                                       ------------  ------------  ------------

   Balance at beginning of year        $    50,839   $   100,000   $     5,289
   Provision for losses on other
     real estate owned                      62,300        39,000        94,711
   Other real estate owned write-downs    (108,039)      (88,161)         -
                                       ------------  ------------  ------------
   Balance at end of year              $     5,100   $    50,839   $   100,000
                                       ============  ============  ============

6. Deposits
   --------
   Deposits at June 30 are summarized as follows:


                           Weighted
                           Average
                             Rate           1998                  1997
                           at June  --------------------- ---------------------
                           30, 1998    Amount     Percent    Amount     Percent
                           -------- ------------- ------- ------------- -------
   Demand                    0.00%  $ 15,209,219    8.3%  $ 13,784,339    8.0%
   NOW                       3.11     23,429,512   12.7     14,368,105    8.3
   Money market              2.74     11,993,110    6.5     15,236,189    8.8
   Regular savings           2.75     20,305,953   11.0     22,483,976   13.0
   Certificates of deposit:
        1.00 - 3.75%         1.00        360,674     .2        328,940     .2
        3.76 - 5.75%         5.45     55,603,422   30.2     56,951,216   32.9
        5.76 - 7.75%         6.09     57,105,075   31.0     49,635,723   28.7
        7.76 - 9.75%         8.04         17,132     .1        132,798     .1
                           -------- ------------- ------- ------------- -------
                             4.42%  $184,024,097  100.0%  $172,921,286  100.0%
                           ======== ============= ======= ============= =======


   At June 30, 1998, scheduled maturities of certificates of deposit are as follows:

                                                                         There-
                  1999        2000        2001       2002       2003     after
               ----------- ----------- ---------- ---------- ---------- -------
  1.00 - 3.75% $   311,876 $    48,798 $     -    $     -    $     -    $  -
  3.76 - 5.75%  47,742,033   5,193,177  1,257,912    357,928  1,041,829  10,543
  5.76 - 7.75%  26,433,161  17,791,377  7,531,021  4,652,184    697,332    -
  7.76 - 9.75%      17,132        -          -          -          -       -


   Interest expense on deposits for the years ended June 30, 1998, 1997 and 1996 is summarized as follows:

                                           1998          1997          1996
                                       ------------  ------------  ------------
   NOW                                 $   269,412   $   216,437   $   319,899
   Money market                            466,453       536,623       555,919
   Regular savings                         569,901       592,148       642,216
   Certificates of deposit               6,280,951     5,758,167     5,830,168
                                       ------------  ------------  ------------
                                       $ 7,586,717   $ 7,103,375   $ 7,348,202
                                       ============  ============  ============

7. Federal Home Loan Bank Borrowings
   ---------------------------------
   A summary of borrowings from the Federal Home Loan Bank are as follows:


                               June 30, 1998
          -------------------------------------------------------
             Principal           Interest            Maturity
              Amounts              Rates               Dates
          ---------------     ---------------     ---------------
          $   43,745,440       5.55% - 6.00%           1999
               4,000,000       5.88% - 6.27%           2000
               1,212,676       5.56% - 6.40%           2001
               1,138,627       6.21% - 6.49%           2002
               9,631,854       5.69% - 6.64%           2003
               1,711,355       6.36% - 6.67%           2004
               9,000,000       5.25% - 6.65%           2005
              34,000,000       4.89% - 5.68%           2008
          ---------------
          $  104,439,952
          ===============

                                  June 30, 1997
          -------------------------------------------------------
             Principal           Interest            Maturity
              Amounts              Rates               Dates
          ---------------     ---------------     ---------------
          $   55,458,706       4.97% - 6.39%           1998
              15,606,482       5.64% - 6.20%           1999
               3,000,000           6.27%               2000
                 273,080           6.40%               2001
               1,441,827       6.21% - 6.49%           2002
                 740,762       6.61% - 6.64%           2003
               1,973,614       6.36% - 6.67%           2004
               2,000,000           6.65%               2005
          ---------------
          $   80,494,471
          ===============


   Residential mortgages on one to four family owner occupied homes, free of liens, pledges and encumbrances, investment securities not otherwise pledged, and the Company's Federal Home Loan Bank stock equal to at least 200% of the borrowings from that bank have been pledged to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. Several of the Federal Home Loan Bank borrowings held at June 30, 1998 are adjustable and, therefore, the rates are subject to change.

8. Note Payable
   ------------
   The note payable at June 30, 1998 and 1997 consists of a loan from an unrelated financial institution for the acquisition of a bank. The note is payable in eighteen equal quarterly principal payments of $76,389. Interest is payable monthly at 8%. The Company has pledged Northeast Bank F.S.B. common stock and a $400,000 key man life insurance policy as collateral for the loan.

   The loan agreement contains certain covenants which limit capital expenditures of the Company and the amount of nonperforming loans and requires minimum loan loss reserves, capital, return on assets, and the Company is required to obtain approval from the lender before the Company can commit to a merger or consolidation with another entity. At June 30, 1998, the Company complied with these covenants.

9. Securities Sold Under Repurchase Agreements
   -------------------------------------------
   During 1998 and 1997, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.20% and 4.25% at June 30, 1998 and 1997, respectively. These borrowings, which were scheduled to mature within 180 days, were collateralized by FHLMC and GNMA securities with a market value of $8,547,000 and amortized cost of $8,558,000 at June 30, 1998, and a market value of $9,161,000 and amortized cost of $9,300,000 at June 30, 1997. The average balance of repurchase agreements was $4,917,000 and $4,566,000 during the years ended June 30, 1998 and 1997, respectively. The maximum amount outstanding at any month-end during 1998 and 1997 was $5,737,000 and $5,214,000, respectively. Securities sold under these agreements were under the control of the Company during 1998 and 1997.

10. Capital and Regulatory Matters
    ------------------------------
    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

    As of June 30, 1998 and 1997, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution's category.

    The following tables illustrate the actual and required amounts and ratios for the Company and the Bank as set forth by the Federal Deposit Insurance Corporation (FDIC) and the OTS at the dates indicated.

                                                                To Be "Well
                                                             Capitalized" Under
                                              For Capital    Prompt Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------  -----------------  ------------------
                           Amount  Ratio    Amount   Ratio     Amount    Ratio
                          -------- -----  ---------- ------  ---------- -------
   (Dollars in Thousands)
   As of June 30, 1998:
    Tier 1 (Core) capital
     (to risk weighted
      assets):
     Northeast Bancorp    $ 22,211 10.2%  >$  8,713  >4.0%   >$ 13,070  > 6.0%
     Northeast Bank         22,695 10.4%  >   8,711  >4.0%   >  13,067  > 6.0%

    Tier 1 (Core) capital
     (to total assets):
     Northeast Bancorp    $ 22,211 6.9%   >$ 12,839  >4.0%   >$ 16,049  > 5.0%
     Northeast Bank         22,695 7.1%   >  12,837  >4.0%   >  16,046  > 5.0%

    Total capital (to risk
     weighted assets):
     Northeast Bancorp    $ 23,891 11.0%  >$ 17,427  >8.0%   >$ 21,784  >10.0%
     Northeast Bank         24,374 11.2%  >  17,422  >8.0%   >  21,778  >10.0%

                                                                     For
                                               Minimum        Classification As
                              Actual      Capital Adequacy    Well Capitalized
                          --------------  -----------------  ------------------
                           Amount  Ratio    Amount   Ratio     Amount    Ratio
                          -------- -----  ---------- ------  ---------- -------
   (Dollars in Thousands)
   As of June 30, 1997:
    Tangible capital:
     Northeast Bancorp    $ 18,180  6.4%  >$  4,232  >1.5%   >$  4,232  > 1.5%
     Northeast Bank         19,930  7.1%  >   4,226  >1.5%   >   4,226  > 1.5%


    Tier I (Core) capital
     (to total assets):
     Northeast Bancorp    $ 18,180  6.4%  >$  8,463  >3.0%   >$ 14,106  > 5.0%
     Northeast Bank         19,930  7.1%  >   8,452  >3.0%   >  14,087  > 5.0%

    Total capital (to risk
     weighted assets):
     Northeast Bancorp    $ 19,491 11.1%  >$ 14,022  >8.0%   >  17,528  >10.0%
     Northeast Bank         21,237 12.2%  >  13,953  >8.0%   >  17,442  >10.0%


    The Company may not declare or pay a cash dividend on, or repurchase, any of its capital stock if the effect thereof would cause the capital of the Company to be reduced below the capital requirements imposed by the regulatory authorities. The amount of dividends paid per share on common stock in the consolidated statements of changes in stockholders' equity for the years ended June 30, 1998, 1997 and 1996 have been restated for the effects of the stock split effected in the form of a dividend in December 1997.

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

11. Earnings Per Share
    ------------------
    Earnings per share (EPS) are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. The following table shows the weighted average number of shares outstanding for each of the last three years. All amounts have been restated to reflect the three-for-two stock split effected in the form of a dividend in December 1997. EPS amounts for 1997 and 1996 have also been restated to give effect to Statement of Financial Accounting Standards No. 128, Earnings Per Share, adopted by the Company in 1998. Shares issuable relative to stock options granted and outstanding warrants have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for Basic and Diluted EPS are presented as follows:

                                           1998          1997          1996
                                       ------------  ------------  ------------
    Average shares outstanding,
     used in computing Basic EPS         2,277,165     2,152,564     2,057,890

    Effect of Dilutive Securities:
      Stock warrants and options            41,797       122,937       129,168
      Options and warrants exercised       167,116        42,063        61,463
      Convertible preferred stock          309,165       350,646       350,646
                                       ------------  ------------  ------------

    Average equivalent shares
     outstanding, used in computing
     Diluted EPS                         2,795,243     2,668,210     2,599,167
                                       ============  ============  ============


    There is a difference between net income and net income available to common stockholders which is used in the calculation of Basic EPS. The following table illustrates the difference:

                                           1998          1997          1996
                                       ------------  ------------  ------------
    Net income                         $ 2,403,783   $ 1,489,745   $ 1,292,849

    Preferred stock dividends             (125,827)     (139,997)     (139,999)
                                       ------------  ------------  ------------
    Net income available to common
     stockholders                      $ 2,277,956   $ 1,349,748   $ 1,152,850
                                       ============  ============  ============

12. Preferred Stock
    ---------------
    The preferred stock, Series A, may be converted to common stock on a three to one ratio at the option of the holder and carries voting rights. Dividends are to be paid to the holder of the preferred stock quarterly at a rate equal to interest at prime rate less two percent but in no event less than 7% per annum. In April of 1998, the preferred stock Series B was converted into common stock at a three to one ratio. The Series B preferred stock was issued with warrants attached for a term of seven years to purchase shares of the Company's common stock. During 1998, 163,146 warrants were exercised for a total capital contribution of $761,443. At June 30, 1998, all warrants have been exercised.

13. Other Expenses
    --------------
    Other expenses includes the following for the years ended June 30, 1998, 1997 and 1996:

                                           1998          1997          1996
                                       ------------  ------------  ------------
    Merger expense (note 15)           $   318,061   $      -      $      -
    Professional fees                      310,390       398,704       350,214
    Insurance                              104,391       125,670       133,734
    Supplies                               265,954       263,648       241,403
    Real estate owned expenses              50,912        64,907        87,442
    Provision for losses on OREO            62,300        39,000        94,711
    Goodwill amortization                  296,374       296,374       308,913
    Write-down on securities               172,235       110,000        93,819
    Other                                1,684,632     1,737,699     1,764,133

                                       ------------  ------------  ------------
                                       $ 3,265,249   $ 3,036,002   $ 3,074,369
                                       ============  ============  ============


14. Income Taxes
    ------------
    The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 1998, 1997 and 1996:

                                           1998          1997          1996
                                       ------------  ------------  ------------
    Federal:
     Current                           $ 1,265,879   $   942,244   $   664,655
     Deferred                              (14,949)      (72,290)       42,236
                                       ------------  ------------  ------------
                                         1,250,930       869,954       706,891

    State and local - current               51,941        38,611        30,935
                                       ------------  ------------  ------------
                                       $ 1,302,871   $   908,565   $   737,826
                                       ============  ============  ============

    Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 1998, 1997 and 1996:

                              1998               1997               1996
                        -----------------  -----------------  -----------------
                                    % Of               % Of               % Of
                                   Pretax             Pretax             Pretax
                          Amount   Income    Amount   Income    Amount   Income
                       ----------- ------  ---------- ------  ---------- ------
    Expected income
     tax expense at
     federal tax rate  $1,260,262   34.0%  $ 815,425   34.0%  $ 690,430   34.0%
    State tax, net of
     federal tax benefit   34,281     .9      25,483    1.1      20,417    1.0
    Amortization of
     goodwill              42,192    1.1      42,192    1.8      42,192    2.1
    Dividend received
     deduction             (7,848)   (.2)     (6,873)   (.3)    (6,903)    (.3)
    Low income/
     rehabilitation
     credit               (20,000)   (.5)    (20,000)   (.8)    (20,000)  (1.0)
    Other                  (6,016)   (.2)     52,338    2.1      11,690     .5
                       ----------- ------  ---------- ------  ---------- ------

                       $1,302,871   35.1%  $ 908,565   37.9%  $ 737,826   36.3%
                       =========== ======  ========== ======  ========== ======

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                         1998          1997
                                                     ------------  ------------
    Deferred tax assets:
     Loans, principally due to allowance for
      loan losses                                    $ 1,013,000   $   890,000
     Deferred gain on loan sales                          51,000        67,000
     Interest on nonperforming loans                      56,000        60,000
     Difference in tax and financial statement
      bases of investments                               154,000       241,000
     Difference in tax and financial statement
      amortization of goodwill                           100,000        73,000
     Other                                                57,000        63,000
                                                     ------------  ------------
      Total deferred tax assets                        1,431,000     1,394,000

    Deferred tax liabilities:
     Loan loss reserve - tax                             (89,000)      (73,000)
     Mortgage servicing assets                          (124,000)      (26,000)
     Other                                               (53,000)       (6,000)
                                                     ------------  ------------
      Total deferred tax liabilities                    (266,000)     (105,000)
                                                     ------------  ------------
      Net deferred tax assets, included in
       other assets                                  $ 1,165,000   $ 1,289,000
                                                     ============  ============

    The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $1,431,000. Accordingly, no valuation allowance has been recorded at June 30, 1998 and 1997.

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

15. Merger
    ------
    In October 1997, the Company issued approximately 188,000 shares of its common stock for all the outstanding common stock of Cushnoc Bank and Trust Company, of Augusta, Maine (Cushnoc). Cushnoc shareholders received 2.089 shares of the Company's common stock for each share of Cushnoc common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated for all periods prior to the business combination to include the results of operations, financial position and cash flows of Cushnoc. No adjustments were necessary to conform Cushnoc's methods of accounting to the methods used by the Company. There were no significant intercompany transactions prior to consummation of the merger. The costs associated with the merger totaled approximately $435,000, $117,000 is included in salaries and employee benefits and $318,000 is included in other expense, in the 1998 statement of income.

    The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                     Through        Year Ended     Year Ended
                                 October 24, 1997  June 30, 1997  June 30, 1996
                                 ----------------  -------------  -------------
    Interest Income:

    Northeast Bancorp            $     7,280,300   $ 20,029,140   $ 17,994,862
    Cushnoc Bank                         613,733      1,906,581      2,110,277
                                 ----------------  -------------  -------------
    Combined                     $     7,894,033   $ 21,935,721   $ 20,105,139
                                 ================  =============  =============
    Net Income (Loss):

    Northeast Bancorp            $       432,319   $  1,507,103   $  1,193,420
    Cushnoc Bank                          29,435        (17,358)        99,429
                                 ----------------  -------------  -------------
    Combined                     $       461,754   $  1,489,745   $  1,292,849
                                 ================  =============  =============

    There were no other changes in stockholders' equity prior to consummation of the merger in fiscal 1998 that were material to the financial position of the Company.

16. Employee Benefit Plans
    ----------------------
    Profit Sharing Plan
    -------------------

    The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses for the profit sharing plan for the years ended June 30, 1998, 1997 and 1996 were $43,500, $130,000 and $99,000, respectively.

    401(k) Plan
    -----------
    The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 3% contributed. For the years ended June 30, 1998, 1997 and 1996, the Company contributed approximately $60,700, $38,300 and $36,800, respectively.

    Stock Option Plans
    ------------------
    The Company adopted Stock Option Plans in 1987, 1989 and 1992. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options, may be granted to employees and nonemployee directors. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options, three years for nonqualified stock options in the 1987 plan and five years for nonqualified stock options in the 1989 and 1992 plans.

    In accordance with the Stock Option Plans, a total of 354,000 shares of unissued common stock are reserved for issuance pursuant to incentive stock options and 90,000 shares of unissued common stock are reserved for issuance pursuant to nonqualified stock options. The number of shares reserved for the option plans did not change in 1998, except for the effect of the stock split.

    The number of shares and the exercise prices in the following table have been retroactively restated for the stock split effected in the form of a dividend in December 1997. A summary of the qualified and non-qualified option activity for the years ended June 30 follows:

                            1998                1997                1996
                     ------------------  ------------------  ------------------
                              Weighted-           Weighted-           Weighted-
                              Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                     -------- ---------  -------- ---------  -------- ---------
    Outstanding at
     beginning of

     year            130,500  $   6.01   139,500  $   5.11   204,000  $   4.70
    Granted           41,250     18.50    22,500      8.33      -          -
    Exercised        (46,000)     5.11   (30,000)     3.45   (57,000)     3.33
    Expired           (2,750)    10.18    (1,500)     8.33    (7,500)     7.50
                     -------- ---------  -------- ---------  --------  --------
    Outstanding at
     end of year     123,000  $  10.44   130,500  $   6.01   139,500  $   5.11
                     ======== =========  ======== =========  ======== =========
    Options
     exercisable
     at year end     123,000  $  10.44   130,500  $   6.01   139,500  $   5.11

    The following table summarizes information about stock options outstanding at June 30, 1998:

                                       Options Outstanding
                      ------------------------------------------------------
                           Number        Weighted-Average
       Range of        Outstanding at      Remaining        Weighted-Average
    Exercise Prices    June 30, 1998     Contractual Life    Exercise Price
    ---------------   ----------------   ----------------   ----------------
    $3.58 to $9.50         81,750           6.0 years       $      6.37
        $18.50             41,250           9.5                   18.50
                      ----------------   ----------------   ----------------

    $3.58 to $18.50       123,000           8.0             $     10.44
                      ================   ================   ================


    The per share weighted average fair value of stock options granted during 1998 and 1997 was $6.24 and $3.15, respectively, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: expected dividend yield, 1.40% and 2.21%; risk-free interest rate, 5.46% and 6.45%; expected life, 8 years and 8 years; and expected volatility, 22.49% and 10.84%, respectively.

    For financial statement purposes, the Company measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25 whereby, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. Had the Company determined cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the year ended June 30, 1998 and June 30, 1997 would have been reduced to the pro forma amounts indicated below.

                               Net                    Earnings Per Share
                              Income               Basic            Diluted
                          ---------------     ---------------   ---------------

    June 30, 1998:
     As reported          $    2,403,783      $      1.00        $      0.86
     Pro forma            $    2,225,811      $      0.92        $      0.80

    June 30, 1997:
     As reported          $    1,489,745      $      0.63        $      0.56
     Pro forma            $    1,462,953      $      0.61        $      0.55


    The pro forma amounts reflect only stock options granted in 1997 and subsequent years. Therefore, the full impact of calculating the cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because the cost for options granted prior to July 1, 1995 is not considered under the requirements of Statement No. 123.

    Stock Purchase Plan
    -------------------
    The Company has a stock purchase plan which covers substantially all full-time employees with one year of service. Offerings under the Plan are made quarterly at the market value on the offering termination date. The maximum number of shares which may be granted under the plan is 156,000 shares.

17. Commitments, Contingent Liabilities and Other Off-Balance-Sheet Risks
    ---------------------------------------------------------------------
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Financial instruments with contract amounts which represent credit risk:


                                                    1998             1997
                                               ---------------  ---------------
    Commitments to originate loans:
     Residential real estate mortgages         $   6,392,000   $     2,404,000
     Commercial real estate mortgages,
      including multi-family residential
      real estate                                   1,510,000        2,773,000

     Commercial business loans                      3,460,000        1,068,000
                                               ---------------  ---------------
                                                   11,362,000        6,245,000

    Unused lines of credit                         14,585,000        9,999,000
    Standby letters of credit                         329,000          491,000
    Unadvanced portions of construction loans       1,422,000        1,077,000


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

    Lease Obligations
    -----------------
    The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $380,000, $246,000 and $167,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

    Approximate minimum lease payments over the remaining terms of the leases at June 30, 1998 are as follows:

                    1999                $   324,000
                    2000                    162,000
                    2001                    132,000
                    2002                    132,000
                    2003                    132,000
                    2004 and after          480,000
                                        ------------
                                        $ 1,362,000
                                        ============

18. Condensed Parent Information
    ----------------------------
    Condensed financial statements for Northeast Bancorp at June 30, 1998 and 1997 and for each of the years in the three year period ended June 30, 1998 are presented below.

    Balance Sheets
    --------------


                                                          June 30,
                                              ---------------------------------
                   Assets                          1998              1997
    -------------------------------------     ---------------   ---------------
    Cash and due from banks                   $    1,104,504    $      818,965
    Investment in subsidiary                      23,908,576        21,029,151
    Premises and equipment, net                         -              376,012
    Goodwill, net                                    713,819           815,793
    Other assets                                     413,620           367,118
                                              ---------------   ---------------
      Total assets                            $   26,140,519    $   23,407,039
                                              ===============   ===============

    Liabilities and Stockholders' Equity
    ------------------------------------
    Note payable                              $      993,055    $    1,298,611
    Other liabilities                                  7,937            12,848
                                              ---------------   ---------------
                                                   1,000,992         1,311,459
    Stockholders' equity                          25,139,527        22,095,580
                                              ---------------   ---------------
      Total liabilities and stockholders'
        equity                                $   26,140,519    $   23,407,039
                                              ===============   ===============

    Statements of Income
    --------------------


                                                    Years Ended June 30,
                                            -----------------------------------
                                               1998        1997         1996
                                            ----------- ----------- -----------
    Income:
     Dividends from banking subsidiary      $     -     $     -     $1,436,000
     Management fees charged to subsidiary        -           -      2,119,992
     Other income                               76,556      16,232      25,100
                                            ----------- ----------- ----------
       Total income                             76,556      16,232   3,581,092

    Expenses:
     Amortization expense                      101,974     101,973     114,513
     Interest on note payable                   89,884     112,753     176,140
     Salaries and benefits                        -           -      1,326,271
     Occupancy expense                          46,611      65,257     140,065
     Equipment expense                            -           -        179,977
     General and administrative expenses        97,969      86,457     422,411
                                            ----------- ----------- -----------
       Total expenses                          336,438     366,440   2,359,377
                                            ----------- ----------- -----------

     Income (loss) before income tax
      benefit, and equity in undistributed
      net income of subsidiary                (259,882)   (350,208)  1,221,715

    Income tax benefit                          53,967      82,371      31,771
                                            ----------- ----------- -----------
     Income (loss) before equity in
      undistributed net income of
      subsidiary                              (205,915)   (267,837)  1,253,486

    Equity in undistributed net income
     of subsidiary                           2,609,698   1,757,582      39,363
                                            ----------- ----------- -----------

       Net income                           $2,403,783  $1,489,745  $1,292,849
                                            =========== =========== ===========

                                                    Years Ended June 30,
                                            -----------------------------------
    Statements of Cash Flows                    1998        1997        1996
                                            ----------- ----------- -----------
    Cash flows from operating activities:
     Net income                             $2,403,783  $1,489,745  $1,292,849
     Adjustments to reconcile net income
      to net cash provided (used) by
      operations:
       Depreciation and amortization           110,658     114,775     253,569
       Treasury stock bonused                     -         13,374        -
       Undistributed earnings of subsidiary (2,609,698) (1,757,582)    (39,363)
       (Increase) decrease in other assets     (46,502)     17,467     (72,132)
       Decrease in other liabilities            (4,911)    (56,337)    (70,375)

                                            ----------- ----------- -----------

     Net cash (used) provided by operating
      activities                              (146,670)   (178,558)  1,364,548

    Cash flows from investing activities:
     Proceeds from sale of premises and
      equipment to subsidiary                  367,696     245,167      24,473
     Purchase of premises and equipment           (368)     (7,086)   (167,217)
                                            ----------- ----------- -----------
     Net cash provided (used) by
      investing activities                     367,328     238,081    (142,744)

    Cash flows from financing activities:
     Principal payments on note payable       (305,556)   (201,389)   (500,000)
     Stock options exercised                   190,700     103,450     190,000
     Proceeds from issuance of common stock     16,669      13,487      11,558
     Treasury stock purchased                  (44,988)    (28,420)    (52,277)
     Treasury stock sold                        44,988        -           -
     Dividends paid to stockholders           (597,270)   (537,802)   (424,890)
     Warrants exercised                        761,433     175,000     700,000
     Stock split - payment for fractional
      shares                                    (1,095)       -           -
                                            ----------- ----------- -----------
     Net cash flow provided (used) by
      financing activities                      64,881    (475,674)    (75,609)
                                            ----------- ----------- -----------
     Net increase (decrease) in cash           285,539    (416,151)  1,146,195

    Cash and cash equivalents, beginning
     of year                                   818,965   1,235,116      88,921
                                            ----------- ----------- -----------
    Cash and cash equivalents, end of year  $1,104,504  $  818,965  $1,235,116
                                            =========== =========== ===========

    Supplemental schedule of cash flow
     information:
    Interest paid                           $   91,921  $  111,490  $  157,959
    Income taxes paid                          972,000     641,000     919,000


19. Fair Value of Financial Instruments
    -----------------------------------
    Fair value estimates, methods, and assumptions are set forth below for the Company's significant financial instruments.

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

    Accrued Interest Receivable
    ---------------------------
    The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

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

    Borrowed Funds, Note Payable and Repurchase Agreements
    ------------------------------------------------------
    The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the note payable approximates the carrying value, as the interest rate approximates market rates. The fair value of repurchase agreements approximates the carrying value, as these financial instruments have a short maturity.

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

    The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 1998 and 1997:

                                 June 30, 1998             June 30, 1997
                           -------------------------  -------------------------
                             Carrying    Estimated      Carrying    Estimated
                              Value      Fair Value      Value      Fair Value
                           ------------ ------------  ------------ ------------


    Non-Trading
     Instruments:
    --------------
    Financial assets:
     Cash and cash
      equivalents          $12,152,000  $12,152,000   $18,774,000  $18,774,000
     Available for sale
      securities            13,609,000   13,609,000    28,811,000   28,811,000
     Loans held for sale       370,000      372,000       240,000      242,000
     Loans                 279,053,000  282,020,000   219,940,000  221,266,000
     Interest receivable     1,934,000    1,934,000     1,640,000    1,640,000

    Financial liabilities:
     Deposits (with no
      stated maturity)      70,938,000   70,938,000    65,873,000   65,873,000
     Time deposits         113,086,000  113,488,000   107,049,000  107,541,000
     Borrowed funds        104,440,000  102,052,000    80,494,000   80,491,000
     Note payable              993,000      993,000     1,299,000    1,299,000
     Repurchase agreements   5,206,000    5,206,000     5,099,000    5,099,000

    Trading Instruments:
    --------------------
    Financial assets:
     Trading account
      securities                50,000       50,000        25,000       25,000


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiary

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Cushnoc Bank and Trust Company, for the years ended December 31, 1996 and 1995, which statements reflect total assets constituting 7.8% for 1997 of the related consolidated financial statement totals, and which reflect interest income constituting 8.7% and 10.5% of the related consolidated financial statement totals for the years ended June 30, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to data included for Cushnoc Bank and Trust Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

July 31, 1998                                    /s/ Baker Newman & Noyes
                                                 -------------------------
Portland, Maine                                  Limited Liability Company







INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Cushnoc Bank & Trust

We have audited the balance sheets of Cushnoc Bank and Trust Company as of December 31,1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cushnoc Bank and Trust Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of non-interest expenses is presented for additional analysis and is not part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Augusta, Maine                            /s/ Schatz Fletcher & Associates
January 31, 1997




Item 8. b  Statistical Disclosures Required by Industry Guide 3
           ----------------------------------------------------

Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth
Interest Rates and Interest Differential
Years Ending June 30, 1998, 1997 and 1996

                                                      Interest       Average
                                       Average        Income/         Yield/
June 30, 1998                          Balance        Expense          Rate
                                    -------------  -------------  -------------
Assets:

Earning Assets:
 Securities Available for Sale      $ 21,766,940      1,461,024          6.71%
 Trading Securities                       32,080              0          0.00%
 FHLB Stock                            4,646,841        300,664          6.47%
 Loans   (3)                         240,858,661     21,988,864          9.13%
 FHLB Overnight Deposits & Other       9,951,326        532,459          5.35%
                                    -------------  -------------  -------------
Total Earning Assets                 277,255,848     24,283,011          8.76%
                                    -------------  -------------  -------------
Non-interest Earning Assets:
 Cash & Due from Banks                 4,516,290
 Premise & Equip Net                   4,597,184
 Other Assets                          7,061,277
 (Allowance for Loan Loss)            (2,867,432)
                                    -------------
Total Assets                        $290,563,167
                                    =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
 Deposits
  Now                               $ 15,399,537        269,412          1.75%
  Money Market                        14,001,795        466,453          3.33%
  Savings                             21,289,109        569,901          2.68%
  Time                               108,580,380      6,280,951          5.78%
                                    -------------  -------------  -------------
   Total Deposits                    159,270,821      7,586,717          4.76%
 Repurchase Agreements                 4,917,057        206,651          4.20%
 Other Borrowed Funds                 85,685,853      5,016,703          5.85%
                                    -------------  -------------  -------------
Total Interest Bearing Liabilities   249,873,731     12,810,071          5.13%
                                    -------------  -------------  -------------
Non-interest Bearing Liabilities

 Demand                               15,480,530
 Other                                 1,983,263

 Net Worth                            23,225,643
                                    -------------
Total Liabilities & Net Worth       $290,563,167
                                    =============
   Net Interest Income                             $ 11,472,940
                                                   =============
Interest Rate Spread  (1)                                                3.63%
Net yield on Interest Earning Assets (2)                                 4.14%
Equity to Assets Ratio (4)                                               7.99%


                                                      Interest         Average
                                       Average        Income/          Yield/
June 30, 1997                          Balance        Expense          Rate
                                    -------------  -------------  -------------
Assets:

Earning Assets:
 Securities Available for Sale      $ 31,904,945      2,277,572          7.14%
 Trading Securities                      118,954          7,426          6.24%
 FHLB Stock                            3,531,428        227,360          6.44%
 Loans   (3)                         203,933,997     18,973,560          9.30%
 FHLB Overnight Deposits & Other       8,473,570        449,803          5.31%
                                    -------------  -------------  -------------
Total Earning Assets                 247,962,894     21,935,721          8.85%
                                    -------------  -------------  -------------

Non-interest Earning Assets:
 Cash & Due from Banks                 4,181,508
 Premise & Equip Net                   4,609,543
 Other Assets                          7,038,721
 (Allowance for Loan Loss)            (2,769,141)
                                    -------------
Total Assets                        $261,023,525
                                    =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
 Deposits
  Now                               $ 14,813,590        216,437          1.46%
  Money Market                        15,902,113        536,623          3.37%
  Savings                             22,141,625        592,148          2.67%
  Time                               100,484,775      5,758,166          5.73%
                                    -------------  -------------  -------------
   Total Deposits                    153,342,103      7,103,374          4.63%
 Repurchase Agreements                 4,566,385        199,453          4.37%
 Other Borrowed Funds                 67,036,999      3,988,060          5.95%
                                    -------------  -------------  -------------
Total Interest Bearing Liabilities   224,945,487     11,290,887          5.02%
                                    -------------  -------------  -------------
Non-interest Bearing Liabilities
 Demand                               13,380,027
 Other                                 1,576,413


   Net Worth                          21,121,598
                                    -------------
Total Liabilities & Net Worth       $261,023,525
                                    =============
  Net Interest Income                              $ 10,644,834
                                                   =============
Interest Rate Spread  (1)                                                3.83%
Net yield on Interest Earning Assets (2)                                 4.29%
Equity to Assets Ratio (4)                                               8.09%


                                                      Interest         Average
                                       Average        Income/          Yield/
June 30, 1996                          Balance        Expense          Rate
                                    -------------  -------------  -------------
Assets:

Earning Assets:
 Securities Available for Sale      $ 19,500,579      1,359,423          6.97%
 Trading Securities                      162,430          5,474          3.37%
 FHLB Stock                            2,372,362        155,256          6.54%
 Loans   (3)                         187,117,813     17,854,789          9.54%
 FHLB Overnight Deposits & Other      13,024,645        730,197          5.61%
                                    -------------  -------------  -------------
Total Earning Assets                 222,177,829     20,105,139          9.05%
                                    -------------  -------------  -------------
Non-interest Earning Assets:
 Cash & Due from Banks                 4,216,722
 Premise & Equip Net                   4,673,170
 Other Assets                          7,752,829
 (Allowance for Loan Loss)            (2,709,526)
                                    -------------
Total Assets                        $236,111,024
                                    =============

Liabilities & Net Worth:

Interest Bearing Liabilities:
 Deposits
  Now                               $ 17,098,811        319,899          1.87%
  Money Market                        16,148,909        555,919          3.44%
  Savings                             23,848,926        642,216          2.69%
  Time                                99,501,845      5,830,168          5.86%
                                    -------------  -------------  -------------
   Total Deposits                    156,598,491      7,348,202          4.69%
 Repurchase Agreements                 3,516,283        166,210          4.73%
 Other Borrowed Funds                 41,341,004      2,572,497          6.22%
                                    -------------  -------------  -------------
Total Interest Bearing Liabilities   201,455,778     10,086,909          5.01%
                                    -------------  -------------  -------------
Non-interest Bearing Liabilities
 Demand                               11,774,973
 Other                                 2,398,571

 Net Worth                            20,481,702
                                    -------------

Total Liabilities & Net Worth       $236,111,024
                                    =============
  Net Interest Income                              $ 10,018,230
                                                   =============
Interest Rate Spread  (1)                                                4.04%
Net yield on Interest Earning Assets (2)                                 4.51%
Equity to Assets Ratio (4)                                               8.67%


(1) Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
(2) Net yield on interest earning assets is net interest income divided by average earning assets.
(3)  Non-accruing loans are included in the average of net loans.
(4)  Average equity divided by average assets.


Northeast Bancorp Consolidated
Changes in Net Interest Income
Years Ended June 30, 1998 and 1997


June 30, 1998 Compared to June 30, 1997
---------------------------------------
                                 Variance    Variance    Variance
                                  Due to      Due to      Due to       Total
                                   Rate       Volume    Rate/Volume  Variance
                                ----------- ----------- ----------- -----------
Interest Earning Assets:

Securities Available for Sale     ($22,774)  ($779,886)   ($13,889)  ($816,549)
Trading Securities                  (7,426)     (5,423)      5,423      (7,426)
FHLB Stock                           1,134      71,812         358      73,304
Loans                             (355,683)  3,435,388     (64,401)  3,015,304
FHLB Overnight Deposits & Other      3,588      78,444         625      82,657
                                ----------- ----------- ----------- -----------
Total Income on Earning Assets    (381,161)  2,800,335     (71,884)  2,347,290
                                ----------- ----------- ----------- -----------
Interest Bearing Liabilities:

Deposits:
  Now                               42,723       8,561       1,690      52,974
  Money Market                      (6,863)    (64,127)        820     (70,170)
  Savings                              575     (22,799)        (23)    (22,247)
  Time                              54,486     463,910       4,389     522,785
                                ----------- ----------- ----------- -----------
    Total Deposits                  90,921     385,545       6,876     483,342

Repurchase Agreements               (7,540)     15,317        (579)      7,198
Borrowed funds                     (63,203)  1,109,428     (17,582)  1,028,643
                                ----------- ----------- ----------- -----------

Total Interest Expense              20,178   1,510,290     (11,285)  1,519,183

                                ----------- ----------- ----------- -----------
Change in Net interest Income    ($401,339) $1,290,045    ($60,599)   $828,107
                                =========== =========== =========== ===========

June 30, 1997 Compared to June 30, 1996
---------------------------------------
                                 Variance    Variance    Variance
                                  Due to      Due to      Due to       Total
                                   Rate       Volume    Rate/Volume  Variance
                                ----------- ----------- ----------- -----------
Interest Earning Assets:

Securities Available for Sale   $   19,892  $  884,151  $   14,107  $  918,150
Trading Securities                   4,666      (1,465)     (1,249)      1,952
FHLB Stock                          (2,519)     75,853      (1,230)     72,104
Loans                             (445,769)  1,604,601     (40,061)  1,118,771
FHLB Overnight Deposits & Other    (38,811)   (255,146)     13,562    (280,395)
                                ----------- ----------- ----------- -----------
Total Income on Earning Assets    (462,541)  2,307,994     (14,871)  1,830,582
                                ----------- ----------- ----------- -----------
Interest Bearing Liabilities:

Deposits:
  Now                              (70,073)    (42,754)      9,365    (103,462)
  Money Market                     (10,968)     (8,496)        168     (19,296)
  Savings                           (4,409)    (45,975)        316     (50,068)
  Time                            (128,327)     57,593      (1,267)    (72,001)
                                ----------- ----------- ----------- -----------
    Total Deposits                (213,777)    (39,632)      8,582    (244,827)

Repurchase Agreements              (12,624)     49,637      (3,770)     33,243
Borrowed funds                    (113,103)  1,598,966     (70,300)  1,415,563
                                ----------- ----------- ----------- -----------
Total Interest Expense            (339,504)  1,608,971     (65,488)  1,203,979
                                ----------- ----------- ----------- -----------

Change in Net interest Income    ($123,037) $  699,023  $   50,617  $  626,603
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


Northeast Bancorp Consolidated
Maturities and Repricing of Loans
As of June 30, 1998


                    1 Year       1 to 5      5 to 10     Over 10      Total

                    or Less      Years       Years       Years        Loans
                  ------------ ----------- ----------- ----------- ------------
Mortgages:
Residential       $105,857,687 $ 9,653,045 $ 9,168,415 $47,155,701 $171,834,849
Commercial          23,593,878  20,576,703   1,796,600   1,161,126   47,128,307
Construction         1,871,639     157,969      69,973           0    2,099,581

Non-Mortgage Loans:
Commercial          15,774,718   9,395,756     798,454   1,099,488   27,068,416
Consumer             2,657,453  11,802,824  10,578,788   8,860,733   33,899,798
                  ------------ ----------- ----------- ----------- ------------
Total Loans       $149,755,375 $51,586,297 $22,412,230 $58,277,048 $282,030,950
                  ============ =========== =========== =========== ============

Loans due after
  1 year:
Fixed             $104,697,192
Variable            27,578,384
                  ------------
Total due after
  1 year:         $132,275,576
                  ============

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.


Northeast Bancorp Consolidated


Securities Available for Sale                 June 30,    June 30,    June 30,
As of June 30,                                  1998        1997        1996
                                             ----------  ----------  ----------
Market Value (thousands)

U.S. Government and Agency Obligations       $   4,698   $   2,905   $   2,871

Mortgage-backed Securities                       7,714      24,802      27,821

Other Bonds                                        204         253         250

Equity Securities                                  993         851         440
                                             ----------  ----------  ----------
Total Securities Available for Sale          $  13,609   $  28,811   $  31,382
                                             ==========  ==========  ==========

This table sets forth the market value of securities available for sale at the dates indicated.

Northeast Bancorp Consolidated
Investment Maturity


                                                     Weighted        Carrying
Securities Available for Sale                         Average          Value
As of June 30, 1998                                    Rate         (thousands)
                                                    -----------     -----------
Due in one Year                                         5.87%       $      347
Due after one year through five                         5.72%              451
Due after five years through ten                        6.89%            1,103
Due after ten years                                     7.17%            3,001
Mortgage-backed securities maturing
  September 2003 to February 2026                       6.89%            7,714
                                                    -----------     -----------
Total Securities Available for Sale                     6.89%       $   12,616
                                                    ===========     ===========

This table sets forth the anticipated maturities of debt securities available for sale and the respective weighted average rates within the these ranges.


Northeast Bancorp Consolidated
Loan Portfolio
As of June 30,


                                                                    Percent of
June 30, 1998                                         Amount        Total Loans
                                                    -----------     -----------
Loan Portfolio (thousands)

Residential Mortgage                                $  172,505         61.17%
Consumer & Other                                        33,900         12.02%
Commercial Mortgage                                     48,558         17.22%
Commercial                                              27,068          9.59%
                                                    -----------     -----------
     Total Loans                                       282,031        100.00%
                                                    -----------     -----------
Less: Allowance for loan losses                          2,978
                                                    -----------
     Net Loans                                      $  279,053
                                                    ===========


                                                                    Percent of
June 30, 1997                                         Amount        Total Loans


                                                    -----------     -----------

Loan Portfolio (thousands)

Residential Mortgage                                $  140,315         63.01%
Consumer & Other                                        14,792          6.64%
Commercial Mortgage                                     48,125         21.61%
Commercial                                              19,450          8.74%
                                                    -----------     -----------
     Total Loans                                       222,682        100.00%
                                                    -----------     -----------
Less: Allowance for loan losses                          2,742
                                                    -----------
     Net Loans                                      $  219,940
                                                    ===========


                                                                    Percent of
June 30, 1996                                         Amount        Total Loans
                                                    -----------     -----------
Loan Portfolio (thousands)

Residential Mortgage                                $  117,670         62.86%
Consumer & Other                                        14,491          7.74%
Commercial Mortgage                                     38,288         20.45%
Commercial                                              16,761          8.95%
                                                    -----------     -----------
     Total Loans                                       187,210        100.00%
                                                    -----------     -----------
Less: Allowance for loan losses                          2,761
                                                    -----------
     Net Loans                                      $  184,449
                                                    ===========


                                                                    Percent of
June 30, 1995                                         Amount        Total Loans
                                                    -----------     -----------
Loan Portfolio (thousands)

Residential Mortgage                                $  121,510         64.71%
Consumer & Other                                        16,400          8.73%
Commercial Mortgage                                     34,270         18.25%
Commercial                                              15,597          8.31%
                                                    -----------     -----------
     Total Loans                                       187,777        100.00%
                                                    -----------     -----------
Less: Allowance for loan losses                          2,661
                                                    -----------
     Net Loans                                      $  185,116
                                                    ===========



                                                                    Percent of
June 30, 1994                                         Amount        Total Loans
                                                    -----------     -----------
Loan Portfolio (thousands)


Residential Mortgage                                $  114,570         65.22%
Consumer & Other                                        14,182          8.07%
Commercial Mortgage                                     32,312         18.39%
Commercial                                              14,623          8.32%
                                                    -----------     -----------
     Total Loans                                       175,687        100.00%
                                                    -----------     -----------
Less: Allowance for loan losses                          2,728
                                                    -----------
     Net Loans                                      $  172,959
                                                    ===========

This table shows the Company's loan distribution at the end of each of the last five years.


Northeast Bancorp Consolidated
Allowance for Loan Losses
As of June 30,

                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1998                                        Amount        Total Loans
                                                  -------------   -------------
Allowance for Loan Losses (thousands)

Real Estate                                       $        352          61.17%
Commercial Mortgage                                        762          17.22%
Commercial                                                 582           9.59%
Consumer                                                   380          12.02%
Unallocated                                                902           0.00%
                                                  -------------   -------------
     Total                                        $      2,978         100.00%
                                                  =============   =============


                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1997                                        Amount        Total Loans
                                                  -------------   -------------
Allowance for Loan Losses (thousands)

Real Estate                                       $        308          63.01%
Commercial Mortgage                                        821          21.61%
Commercial                                                 436           8.74%
Consumer                                                   159           6.64%
Unallocated                                              1,018           0.00%
                                                  -------------   -------------
     Total                                        $      2,742         100.00%

                                                  =============   =============


                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1996                                        Amount        Total Loans
                                                  -------------   -------------
Allowance for Loan Losses (thousands)

Real Estate                                       $        268          62.86%
Commercial Mortgage                                        799          20.45%
Commercial                                                 501           8.95%
Consumer                                                   152           7.74%
Unallocated                                              1,041           0.00%
                                                  -------------   -------------
     Total                                        $      2,761         100.00%
                                                  =============   =============


                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1995                                        Amount        Total Loans
                                                  -------------   -------------
Allowance for Loan Losses (thousands)

Real Estate                                       $        658          64.71%
Commercial Mortgage                                        263          18.25%
Commercial                                                 137           8.31%
Consumer                                                   279           8.73%
Unallocated                                              1,324           0.00%
                                                  -------------   -------------
     Total                                        $      2,661         100.00%
                                                  =============   =============


                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1994                                        Amount        Total Loans
                                                  -------------   -------------
Allowance for Loan Losses (thousands)

Real Estate                                       $        709          65.22%
Commercial Mortgage                                        279          18.39%
Commercial                                                 143           8.32%
Consumer                                                   272           8.07%
Unallocated                                              1,325           0.00%
                                                  -------------   -------------
     Total                                        $      2,728         100.00%
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


Northeast Bancorp Consolidated
Non-performing Ratios
As of June 30,


                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Non-performing loans
 (thousands)
 Mortgages                     $ 1,739   $ 2,319   $ 2,786   $ 2,396   $ 2,186
 Other                             509       562       396       261       676
                               --------  --------  --------  --------  --------
Total non-performing loans       2,248     2,881     3,182     2,657     2,862

 Other Real Estate Owned           350       563       585     1,169     1,994
                               --------  --------  --------  --------  --------
Total non-performing assets    $ 2,598   $ 3,444   $ 3,767   $ 3,826   $ 4,856
                               ========  ========  ========  ========  ========


Total non-performing loans     --------  --------  --------  --------  --------
 to total loans                  0.80%     1.29%     1.70%     1.42%     1.63%
                               ========  ========  ========  ========  ========

Total non-performing assets    --------  --------  --------  --------  --------
 to total assets                 0.81%     1.21%     1.54%     1.65%     2.29%
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

Management believes that all loans that are considered potential problems are disclosed in the current non-performing loans table above with the exception of loans internally rated substandard. At June 30, 1998, the Company had approximately $100,000 of loans classified as substandard that could potentially become non-performing due to previous delinquencies or marginal cash flows.

No loans greater than 90 days past due are on accrual status and there are no troubled debt restructurings not disclosed above.

Refer to the financial statement footnotes #1 & #3 for further discussion of the Company's non-performing loan policy and interest income recognition.


Northeast Bancorp Consolidated
Summary of Loan Losses Experience (in thousands)
As of June 30,

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Average net loans outstanding,
 During period                 $237,791  $200,919  $183,947  $178,736  $167,942
                               ========  ========  ========  ========  ========
Net loans outstanding,
 End of period                 $279,053  $219,940  $184,449  $185,116  $172,959
                               ========  ========  ========  ========  ========
Allowance for loan losses,
 Beginning of period           $  2,742  $  2,761  $  2,661  $  2,728  $  2,360

Loans charged off:
 Residential Mortgage               196       319       151       162       230
 Commercial Real Estate             432       128       236       296       122
 Commercial                          42       154       125       205       286
 Installment                        115       171       108       151        97
                               --------  --------  --------  --------  --------
Total loans charged off             785       772       620       814       735
                               --------  --------  --------  --------  --------
Recoveries on amounts
 previously charged off:
 Residential Mortgage                87        43        10         7        25
 Commercial Real Estate              83        49        34         1         0
 Commercial                          87        13        12        16         6
 Installment                         58        34        25        32        27
                               --------  --------  --------  --------  --------
Total Recoveries                    315       139        81        56        58
                               --------  --------  --------  --------  --------
Net loans charged off               470       633       539       758       677
Provision for loan losses           706       614       639       691     1,045
                               --------  --------  --------  --------  --------
Allowance for loan losses,
 End of period                 $  2,978  $  2,742  $  2,761  $  2,661  $  2,728
                               ========  ========  ========  ========  ========


Net loans charged-off as a
 percentage of average loans
 outstanding                      0.20%     0.32%     0.29%     0.42%     0.40%
                               ========  ========  ========  ========  ========

Allowance for loan losses,
 as a percentage of net
 loans outstandingat
 the end of period                1.07%     1.25%     1.50%     1.44%     1.58%
                               ========  ========  ========  ========  ========


The June 30, 1998 allowance for loan losses as a percentage of net loans was 1.07%, which was a reduction when compared to June 30,1997. The reduction was due to the purchase of $66,000,000 in residential mortgages as well as portfolio loan growth during fiscal 1998. The decrease was also supported by the Company's lower delinquency levels and decreased non-performing and substandard loans.

The reduction in the June 30, 1997 allowance for loan loss percentage to net loans, as compared to June 30, 1996, is primarily due to the purchase of $25,000,000 of residential mortgages during fiscal year 1997.

This table summarizes loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.


Northeast Bancorp Consolidated
Average Deposits (thousands) and Rates
As of June 30,


                               June 30, 1998    June 30, 1997    June 30, 1996
                              ---------------  ---------------  ---------------
                               Amount   Rate    Amount   Rate    Amount   Rate
                              --------  -----  --------  -----  --------  -----
Average Deposits:

Non-interest bearing demand
 deposits                     $ 15,481  0.00%  $ 13,380  0.00%  $ 11,775  0.00%
Regular savings                 21,289  2.68%    22,141  2.67%    23,849  2.69%
NOW and Money Market            29,401  2.50%    30,716  2.45%    33,247  2.63%
Time deposits                  108,580  5.78%   100,485  5.73%    99,502  5.86%
                              --------  -----  --------  -----  --------  -----
Total Average Deposits        $174,751  4.06%  $166,722  4.26%  $168,373  4.36%
                              ========  =====  ========  =====  ========  =====


This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 1998


                                                                      Balance
                                                                    -----------
Time Deposits $100,000 & Over (in thousands):

3 months or less                                                    $      471
Over 3 through 6 months                                                  1,779
Over 6 through 12 months                                                 7,685
Over 12 months                                                           9,420
                                                                    -----------
Total Time Deposits $100,000 & Over                                 $   19,355
                                                                    ===========


Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 1998
(in thousands)


                              Less Than    1-5      Over 5              % of
                               1 Year     Years     Years     Total     Total
                              --------- --------- --------- --------- ---------
EARNING ASSETS

Real Estate Loans:
  Fixed                       $ 20,921  $  4,515  $ 58,800    84,236    27.43%
  Variable                     110,402    25,873       552   136,827    44.56%
                              --------- --------- --------- --------- ---------
Total Real Estate Loans        131,323    30,388    59,352   221,063    71.99%
                              --------- --------- --------- --------- ---------
Non-Real Estate Loans:
  Fixed                          2,880    20,044    21,337    44,261    14.41%
  Variable                      15,553     1,154         0    16,707     5.44%
                              --------- --------- --------- --------- ---------
Total Non-Real Estate
Loans                           18,433    21,198    21,337    60,968    19.85%
                              --------- --------- --------- --------- ---------
Investment Securities
 & Other Earning Assets          6,097       451    18,491    25,039     8.16%
                              --------- --------- --------- --------- ---------
Total Earning Assets          $155,853  $ 52,037  $ 99,180  $307,070   100.00%
                              ========= ========= ========= ========= =========


INTEREST-BEARING LIABILITIES

Deposits:
  Regular savings             $ 20,306                        20,306     7.27%
  NOW Accounts                  23,430                        23,430     8.38%
  Money market accounts         11,993                        11,993     4.29%
  Certificates of deposit       74,504    38,571        11   113,086    40.47%
                              --------- --------- --------- --------- ---------
Total Deposits                 130,233    38,571        11   168,815    60.41%
                              --------- --------- --------- --------- ---------
Repurchase Agreements            5,206         0         0     5,206     1.86%

FHLB Borrowings & Note Payable  44,051    16,670    44,711   105,432    37.73%
                              --------- --------- --------- --------- ---------
Total Interest-bearing
 Liabilities                  $179,490  $ 55,241  $ 44,722  $279,453   100.00%
                              ========= ========= ========= ========= =========

Excess(deficiency) of earning
 assets over interest-bearing
 liabilities                   (23,637)   (3,204)   54,458    27,617
                              ========= ========= ========= =========

Cumulative excess (deficiency)
 of earning assets over
 interest-bearing liabilities  (23,637)  (26,841)   27,617    27,617
                              ========= ========= ========= =========

Cumulative excess (deficiency)
 of earning assets over
 interest-bearing liabilities
 as a % of total assets         -7.33%    -8.32%     8.56%     8.56%
                              ========= ========= ========= =========


This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1998.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liabilitiy model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference the Company does not consider its position to be as negative as presented in the schedule above.


Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1998


                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30

                             1997          1997          1998          1998
                         ------------  ------------  ------------  ------------
Interest Income          $ 5,172,282   $ 5,256,343   $ 5,323,547   $ 6,236,692
  Interest on loans
  Interest & dividends
   on investments &
   available for sale
   securities                705,194       636,036       545,427       407,490
                         ------------  ------------  ------------  ------------
Total Interest Income      5,877,476     5,892,379     5,868,974     6,644,182
                         ------------  ------------  ------------  ------------
Interest Expense
  Interest on Deposits     1,883,483     1,901,610     1,845,499     1,956,125
  Interest on Repurchase
   Agreements                 48,438        54,618        51,244        52,351
  Interest on Borrowings   1,180,294     1,128,589     1,172,303     1,535,517
                         ------------  ------------  ------------  ------------
Total Interest Expense     3,112,215     3,084,817     3,069,046     3,543,993
                         ------------  ------------  ------------  ------------
Net Interest Income        2,765,261     2,807,562     2,799,928     3,100,189
Provision for Loan
 Losses                      162,500       227,663       156,304       159,633
                         ------------  ------------  ------------  ------------
Net Interest Income
 after Provision for
 Loan Losses               2,602,761     2,579,899     2,643,624     2,940,556

Securities Transactions      109,793        99,696        37,439        40,585
Other Operating Income       445,271       642,412       557,920       738,415
Other Operating Expense    2,277,221     2,765,623     2,123,636     2,565,236
                         ------------  ------------  ------------  ------------
Income Before Income
 Taxes                       880,604       556,384     1,115,347     1,154,320
Income Tax Expense           310,039       200,318       382,986       409,529
                         ------------  ------------  ------------  ------------
Net Income               $   570,565   $   356,066   $   732,361   $   744,791
                         ============  ============  ============  ============
Earnings Per Share:
  Basic                  $      0.24   $      0.14   $      0.31   $      0.30
  Diluted                $      0.21   $      0.13   $      0.26   $      0.27


Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1997
                           1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30      Dec. 31       Mar. 31       June 30
                             1996          1996          1997          1997
                         ------------  ------------  ------------  ------------
Interest Income
  Interest on loans      $ 4,443,413   $ 4,652,547   $ 4,824,158   $ 5,053,442
  Interest & dividends
   on investments &
   available for sale
   securities                770,896       748,268       727,258       715,739
                         ------------  ------------  ------------  ------------


Total Interest Income      5,214,309     5,400,815     5,551,416     5,769,181
                         ------------  ------------  ------------  ------------
Interest Expense
  Interest on Deposits     1,739,594     1,727,321     1,766,509     1,869,951
  Interest on Repurchase
   Agreements                 38,269        54,686        50,744        55,754
  Interest on Borrowings     863,412       938,321     1,088,090     1,098,237
                         ------------  ------------  ------------  ------------
Total Interest Expense     2,641,275     2,720,328     2,905,343     3,023,942
                         ------------  ------------  ------------  ------------
Net Interest Income        2,573,034     2,680,487     2,646,073     2,745,239
Provision for Loan
 Losses                      153,814       153,443       153,452       153,718
                         ------------  ------------  ------------  ------------
Net Interest Income
 after Provision for
  Loan Losses              2,419,220     2,527,044     2,492,621     2,591,521

Securities Transactions       89,666        34,876        75,493        59,395
Other Operating Income       438,914       376,418       582,010       429,469
Other Operating Expense    2,638,627     2,126,897     2,456,126     2,496,687
                         ------------  ------------  ------------  ------------
Income Before Income
 Taxes                       309,173       811,441       693,998       583,698
Income Tax Expense           117,932       300,894       273,364       216,375
                         ------------  ------------  ------------  ------------
Net Income               $   191,241   $   510,547   $   420,634   $   367,323
                         ============  ============  ============  ============
Earnings Per Share:
  Basic                  $      0.07   $      0.22   $      0.18   $      0.15
  Diluted                $      0.08   $      0.19   $      0.16   $      0.14


The decrease in net income for the quarter ending December 31,1997 was primarily due to the one-time cost of approximately $435,000 associated with the merger of Cushnoc Bank.

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


                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.
            ___________________________________________________

            Information relating to the name of each nominee or director of the Company, that person's age, positions and offices with the Company, business experience and principal occupations, directorships in other public companies, and service on the Company's board of directors set forth under the caption "Election of Directors" in the definitive 1998 proxy statement of the Company to be furnished to shareholders in connection with the Company's Annual Meeting to be held on November 10, 1998 (the"1998 Proxy Statement"), and information set forth under the subcaption "Section 16(a) Beneficial Ownership Requirements" relating to Section 16 matters, is incorporated herein by reference. Information required by this
            Item 10 regarding the executive officers of the Company is set forth in Part I, Item 4A of this Form 10-K.


Item 11.    Executive Compensation
            ______________________

            Information with respect to current renumeration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
            ______________________________________________________________

            Information regarding the beneficial ownership of equity securities of the Company by all directors and named executive officers, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in the 1998 Proxy Statement is Incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions
            ______________________________________________

            Information regarding transactions and relationships between the Company and its directors and executive officers under the heading "Certain Relationships and Related Transactions" in the 1998 Proxy is incorporated herein by reference.


                                  PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ________________________________________________________________

        (a) List of Financial Statements Filed as Part of This Report

            _________________________________________________________

            The following financial statements are submitted herewith in response to Part II Item 8:

            Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

            Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996

            Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996


        (b) Reports on Form 8-K
            ___________________

            The Company filed a Form 8-K on May 14, 1998, reporting the restating of data previously submitted as part of the Company's Form 10-K for the fiscal year ended June 30, 1997, to give retroactive effect to the acquisition of Cushnoc.


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

21          A list of subsidiaries of Northeast Bancorp is filed herewith as
            Exhibit 21

23.1 The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23.1

23.2        The Consent of Shatz & Fletcher is submitted herewith as Exhibit
            23.2

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


                            NORTHEAST BANCORP


Date:  September 18, 1998                    By: /s/ James D. Delamater
                                             _____________________________
                                             James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                     Title                          Date
_________________________   ____________________         ___________________


/s/ John B. Bouchard        Director                     September 18, 1998
-------------------------
John B. Bouchard


/s/ A. William Cannan       Director,                    September 18, 1998
-------------------------   Executive Vice President
A. William Cannan


/s/ James D. Delamater      Director,                    September 18, 1998
-------------------------   President and Chief
James D. Delamater          Executive Officer
                            (Principal
                            Executive Officer)


/s/ Ronald J. Goguen        Director                     September 18, 1998
-------------------------
Ronald J. Goguen


/s/ Judith W. Hayes         Director                     September 18, 1998
-------------------------   Vice President
Judith W. Hayes


/s/ Philip C. Jackson       Director                     September 18, 1998
-------------------------
Philip C. Jackson


/s/ Ronald C. Kendall       Director                     September 18, 1998
-------------------------
Ronald C. Kendall



/s/ John Rosmarin         Director                     September 18, 1998
-------------------------
John Rosmarin

/s/ John Schiavi          Director                     September 18, 1998
-------------------------
John Schiavi


/s/ John W. Trinward, DMD   Chairman of the              September 18, 1998
-------------------------   Board

John W. Trinward, DMD


/s/ Stephen W. Wight        Director                     September 18, 1998
-------------------------
Stephen W. Wight


/s/ Dennis A. Wilson        Director                     September 18, 1998
-------------------------
Dennis A. Wilson


/s/ Richard E. Wyman, Jr.   Chief Financial              September 18, 1998
-------------------------   Officer (Principal
Richard E. Wyman, Jr.       Financial and
                            Accounting Officer)



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

21        A list of subsidiaries of Northeast Bancorp is filed herewith as
          Exhibit 21

23.1 The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23.1

23.2      The Consent of Shatz & Fletcher is submitted herewith as Exhibit
          23.2

27        A Financial Data Schedule is submitted herewith as Exhibit 27

* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K