Form 10-Q
period 1998-09-30
NORTHEAST BANCORP /ME/
filed 1998-11-10
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q


_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended      September 30, 1998
                           __________________

                                   or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to  ____________

Commission File Number   0 - 14588
                         _________

                          Northeast Bancorp
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Maine                                 01 - 0425066
_____________________________________    ______________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

  232 Center Street, Auburn, Maine                      04210
_____________________________________    ______________________________________
   (Address of principal executive                    (Zip Code)
    offices)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares outstanding as of November 06, 1998: 2,618,684 of common stock, $1.00 par value per share.
_______________________________________________________________________________

                            NORTHEAST BANCORP
                            Table of Contents

Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     September 30, 1998 and June 30, 1998

                    Consolidated Statements of Income
                     Three Months ended September 30, 1998 and 1997

                    Consolidated Statements of Changes in Shareholders' Equity
                     Three Months ended September 30, 1998 and 1997

                    Consolidated Statements of Cash Flows
                     Three Months ended September 30, 1998 and 1997

                    Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operation

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk


Part II.  Other Information

          Item 1.   Legal Proceddings

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                               September 30,       June 30,
                                                   1998              1998

                                              _______________   _______________
                    Assets
Cash and due from banks                       $   4,916,299     $   6,821,574
Interest bearing deposits in other banks            311,017           421,392
Federal Home Loan Bank overnight deposits         6,006,000         4,909,000
Trading account securities at market                   -               50,000
Available for sale securities                    12,486,127        13,608,823
Federal Home Loan Bank stock                      5,680,500         5,680,500
Loans held for sale                                 435,650           369,500

Loans                                           290,056,925       282,030,950
  Less allowance for loan losses                  2,870,000         2,978,000
                                              _______________   _______________
    Net loans                                   287,186,925       279,052,950

Bank premises and equipment, net                  4,706,732         4,473,885
Assets acquired through foreclosure                 135,622           381,288
Goodwill (net of accumulated amortization
 of $1,606,902 at 9/30/98 and
 $1,532,808 at 6/30/98)                           1,849,821         1,923,915
Other assets                                      4,946,380         4,839,767
                                              _______________   _______________
    Total Assets                                328,661,073       322,532,594
                                              ===============   ===============

   Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 195,394,972     $ 184,024,097
Repurchase Agreements                             5,532,249         5,205,594
Advances from Federal Home Loan Bank             99,003,912       104,439,952
Notes payable                                       916,667           993,055
Other Liabilities                                 2,104,371         2,730,369
                                              _______________   _______________
  Total Liabilities                             302,952,171       297,393,067

Shareholders' Equity
Preferred stock, Series A, 45,454 shares
issued and outstanding                              999,988           999,988
Common stock, par value $1, 2,618,384 and
2,614,285 shares issued and outstanding at
9/30/98 and 6/30/98, respectively                 2,618,384         2,614,285
Additional paid in capital                        9,290,192         9,258,107
Retained earnings                                12,811,559        12,331,595
                                              _______________   _______________
                                                 25,720,123        25,203,975
Accumulated other comprehensive income (loss)       (11,221)          (64,448)
                                              _______________   _______________
 Total Shareholders' Equity                      25,708,902        25,139,527
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $ 328,661,073     $ 322,532,594
                                              ===============   ===============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                   1998              1997
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     116,234     $     142,093
Interest on loans & loans held for sale           6,309,260         5,172,282
Interest on available for sale securities           194,387           488,483
Dividends on Federal Home Loan Bank stock            90,203            69,836
Other Interest Income                                 5,072             4,783
                                              _______________   _______________
  Total Interest Income                           6,715,156         5,877,477

Interest Expense
Deposits                                          2,129,744         1,883,484
Repurchase agreements                                52,744            48,438
Other borrowings                                  1,437,078         1,180,294
                                              _______________   _______________
  Total Interest Expense                          3,619,566         3,112,216
                                              _______________   _______________

Net Interest Income                               3,095,590         2,765,261
Provision for loan losses                           204,931           162,500
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    2,890,659         2,602,761

Other Income
Service charges                                     253,385           276,405
Net securities gains                                 10,791           107,996
Net gain  on trading securities                       5,612             1,797
Other                                               236,733           168,866
                                              _______________   _______________
  Total Other Income                                506,521           555,064

Other Expenses
Salaries and employee benefits                    1,196,731         1,163,615
Net occupancy expense                               219,761           221,386
Equipment expense                                   182,003           219,686
Goodwill amortization                                74,094            74,094
Other                                               730,068           598,440
                                              _______________   _______________
  Total Other Expenses                            2,402,657         2,277,221
                                              _______________   _______________

Income Before Income Taxes                          994,523           880,604
Income tax  expense                                 358,486           310,039
                                              _______________   _______________
Net Income                                    $     636,037     $     570,565
                                              ===============   ===============

Earnings Per Share

 Primary                                      $         0.24    $         0.24
 Diluted                                      $         0.23    $         0.21


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 1998 and 1997
(Unaudited)



                                                                                 Accumulated
                                                                                    Other
                                             Common                             Comprehensive
                              Preferred     Stock at    Common      Retained       Income         Treasury
                                Stock      $1.00 Par    Surplus     Earnings       (Loss)          Stock        Total
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________
Balance at June 30, 1997       1,999,980   1,462,909   7,699,882    11,266,984      (334,175)          --     22,095,580
Net income for three months
  ended September 30, 1997          --          --          --         570,565          --             --        570,565
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for securities
  available for sale                --          --          --            --          61,827           --         61,827
Comprehensive income                --          --          --            --            --             --        632,392
Cash dividends declared on
 common stock                       --          --          --        (103,371)         --             --       (103,371)
Cash dividends declared on
 preferred stock                    --          --          --         (34,999)         --             --        (34,999)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                              --        18,673      69,077          --            --          (44,988)      42,762
Treasury Stock Purchased            --          --          --            --            --           44,988       44,988
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________


Balance September 30, 1997   $ 1,999,980  $1,481,582  $7,768,959  $ 11,699,179  $   (272,348)  $          0  $22,677,352
                             ============ =========== =========== ============= =============  ============= ============

Balance at June 30, 1998         999,988   2,614,285   9,258,107    12,331,595       (64,448)          --     25,139,527
Net income for three months
  ended September 30, 1998          --          --          --         636,037          --             --        636,037
Other comprehensive income,
 net of tax:
  Adjustment of valuation
   reserve for securities
    available for sale              --          --          --            --          53,227           --         53,227
Comprehensive income                --          --          --            --            --             --        689,264

Cash dividends declared on
 common stock                       --          --          --        (138,573)         --             --       (138,573)
Cash dividends declared on
 preferred stock                    --          --          --         (17,500)         --             --        (17,500)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                              --         4,099      32,085          --            --             --         36,184
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________
Balance September 30, 1998   $   999,988  $2,618,384  $9,290,192  $ 12,811,559  $    (11,221)  $          0  $25,708,902
                             ============ =========== =========== ============= =============  ============= ============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                      Three Months Ended
                                                        September 30,
                                                   1998              1997
                                              _______________   _______________
Cash provided by operating activities         $    (210,989)    $     589,087

Cash flows from investing activities:
  FHLB stock purchased                                 --            (243,000)
  Available for sale securities purchased          (532,917)       (4,293,677)
  Available for sale securities principal
   reductions                                       291,994           472,238

  Available for sale securities matured           1,350,000           250,000
  Available for sale securities sold                 49,669         3,409,863
  New loans, net of repayments & charge offs     (7,867,188)       (2,627,669)
  Net capital expenditures                         (376,651)          (58,377)
  Assets acquired through foreclosure sold          262,219            87,038
  Real estate held for investment sold               50,000            63,793
                                              _______________   _______________
   Net cash used in investing activities         (6,772,874)       (2,939,791)

Cash flows from financing activities:
  Net change in deposits                         11,370,876           363,286
  Net change in repurchase agreements               326,655          (258,247)
  Dividends paid                                   (156,073)         (138,370)
  Proceeds from stock issuance                       36,184            87,750
  Net decrease (increase) in advances from
   Federal Home Loan Bank of Boston              (5,436,040)          513,413
  Net change in notes payable                       (76,389)          (76,389)
                                              _______________   _______________
   Net cash provided by financing activities      6,065,213           491,443
                                              _______________   _______________

   Net decrease in cash and cash equivalents       (918,650)       (1,859,261)

Cash and cash equivalents, beginning of period   12,151,966        18,774,345
                                              _______________   _______________
Cash and cash equivalents, end of period      $  11,233,316     $  16,915,084
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash investing
 activities:
Net decrease in valuation for unrealized
 market value adjustments on available for
 sale securities                                     53,227            61,827
Net transfer (to) from Loans to Other Real
 Estate Owned                                          --              56,325

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                   206,000             5,000
Interest paid                                     3,615,158         3,129,301


                     NORTHEAST BANCORP AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                           September 30, 1998

1.   Basis of Presentation
     ---------------------
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10-K.

2.   Reporting Comprehensive Income
     ------------------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. Such components of total comprehensive income for the Company are net income and net unrealized gains (losses) on securities available for sale, net of tax. The Company has adopted SFAS No. 130 effective for the current quarter ended September 30, 1998.

3.   Securities
     ----------
Securities available for sale at cost and approximate market values are summarized below.

                              September 30, 1998            June 30, 1998
                           -------------------------  -------------------------
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ------------ ------------  ------------ ------------
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $ 3,596,487  $ 3,602,648   $ 4,696,659  $ 4,698,266
Corporate bonds                202,691      209,042       202,952      203,484
Mortgage-backed securities   7,426,950    7,557,956     7,723,843    7,714,332
Equity securities            1,277,000    1,116,481     1,083,018      992,741
                           ------------ ------------  ------------ ------------
                           $12,503,128  $12,486,127   $13,706,472  $13,608,823
                           ============ ============  ============ ============

                              September 30, 1998            June 30, 1998
                           -------------------------  -------------------------
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ------------ ------------  ------------ ------------
Due in one year or less    $   247,070  $   247,070   $   347,253  $   347,253
Due after one year
 through five years            302,938      304,385       452,952      450,984
Due after five years
 through ten years           1,249,753    1,259,610     1,100,000    1,103,200
Due after ten years          1,999,417    2,000,625     2,999,406    3,000,313

Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0%
 maturing September 2003
 to February 2026)           7,426,950    7,557,956     7,723,843    7,714,332
Equity securities            1,277,000    1,116,481     1,083,018      992,741
                           ------------ ------------  ------------ ------------
                           $12,503,128  $12,486,127   $13,706,472  $13,608,823
                           ============ ============  ============ ============

4.   Allowance for Loan Losses
     -------------------------
The following is an analysis of transactions in the allowance for loan losses:

                                                         Three Months Ended
                                                           September 30,
                                                         1998          1997
                                                     ------------  ------------
Balance at beginning of year                         $ 2,978,000   $ 2,741,809
Add provision charged to operations                      204,931       162,500
Recoveries on loans previously charged off                25,523        72,872
                                                     ------------  ------------
                                                       3,208,454     2,977,181
  Less loans charged off                                 338,454       185,861
                                                     ------------  ------------
  Balance at end of period                           $ 2,870,000   $ 2,791,320
                                                     ============  ============

5.   Advances from Federal Home Loan Bank
     ------------------------------------
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                     September 30, 1998
                        ---------------------------------------------
                          Principal         Interest       Maturity
                           Amounts           Rates          Dates
                        --------------  ---------------  ------------
                        $  36,500,000    5.55% - 5.96%       1999
                            4,000,000    5.88% - 6.27%       2000
                            4,256,961    5.38% - 6.40%       2001
                           11,246,951    5.69% - 6.67%       2003
                            9,000,000    5.25% - 6.65%       2005
                           34,000,000    4.89% - 5.68%       2008
                        --------------
                        $  99,003,912
                        ==============

                                        June 30, 1998

                        ---------------------------------------------
                          Principal         Interest       Maturity
                           Amounts           Rates          Dates
                        --------------  ---------------  ------------
                        $  43,745,440    5.55% - 6.00%       1999
                            4,000,000    5.88% - 6.27%       2000
                            1,212,676    5.56% - 6.40%       2001
                            1,138,627    6.21% - 6.49%       2002
                            9,631,854    5.69% - 6.64%       2003
                            1,711,355    6.36% - 6.67%       2004
                            9,000,000    5.25% - 6.65%       2005
                           34,000,000    4.89% - 5.68%       2008
                        --------------
                        $ 104,439,952
                        ==============


Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operation
         ____________________

General
_______

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1998 to September 30,1998, and the results of operations for the quarters ended September 30, 1998 and 1997. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the condensed consolidated financial statements and the related notes contained herein.

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

Description of Operations
_________________________

Northeast Bancorp (the "Company"), is a unitary savings and loan holding company and is primarily regulated by the Office of Thrift Supervision ("OTS"). The Company has one wholly-owned subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

Financial Condition
___________________

Total consolidated assets were $328,661,073 on September 30, 1998, which represents an increase of $6,128,479 from June 30, 1998. Total net loans increased by $8,133,975, from June 30, 1998 to September 30, 1998, while cash equivalents and securities decreased by $918,650 and $1,172,696, respectively, during the same period. Total deposits and repurchase agreements increased by $11,697,530, while Federal Home Loan Bank ("FHLB") borrowings decreased by $5,436,040 from June 30, 1998 to September 30, 1998.

The funds available from the decrease in cash equivalents, scheduled maturities of securities available for sale and the increase in deposits were utilized to support the increase in the loan portfolio and to repay FHLB borrowings from June 30, 1998 to September 30, 1998.

At September 30, 1998, the carrying value of securities available for sale by the Company was $12,486,127, which is $17,001 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of equity securities from the prices at the time of purchase. Management attributes the reduction in the market value of equity securities to the decline of the stock market, which had a greater affect on the market value of the Company's investments in high-tech stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

Total loans increased by $8,025,975 for the three months ended September 30, 1998. The loan portfolio growth was in 1-4 family mortgages, consumer installment and commercial loans. In the September 1998 quarter, the Bank purchased approximately $5,900,000 of 1-4 family mortgages. The purchase consisted of 1-4 family fixed rate mortgages secured by property located primarily in the State of New York. The continued expansion into new markets diversifies the credit risk and the potential economic risks of the credits held in the Bank's purchased loan portfolio, such that the portfolio is not effected solely by the local State of Maine economy. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank will experience some margin compression due to decreased loan rates.

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

At September 30, 1998, residential real estate mortgages made up 60% of the total loan portfolio, in which 51% of the residential loans are variable rate products, as compared to 65% and 53%, respectively, at September 30, 1997. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At September 30, 1998, 17% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products. At September 30, 1997, commercial real estate mortgages made up 18% of the total loan portfolio, in which 88% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate.

Commercial loans make up 10% of the total loan portfolio, of which 57% are variable rate instruments at September 30, 1998. At September 30, 1997 commercial loans made up 8% of the total loan portfolio, of which 69% were
variable rate instruments.   The credit loss exposure on commercial loans is
highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 13% of the loan portfolio as of September 30, 1998 which compares to 8% at September 30, 1997. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. The increase in consumer loans was primarily due to the volume generated from the automobile dealer finance department. This department underwrites all the automobile dealer finance loans to protect credit quality. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $2,870,000 as of September 30, 1998 versus $2,978,00 as of June 30, 1998, representing 0.99% and 1.06% of total loans, respectively. The Bank had non-performing loans totaling $1,771,000 at September 30, 1998 compared to $2,248,000 at June 30, 1998. Non-performing loans represented 0.54% and 0.70% of total assets at September 30, 1998 and June 30, 1998, respectively. The Bank's allowance for loan losses was equal to

162% and 132% of the total non-performing loans at September 30, 1998 and June 30, 1998, respectively. At September 30, 1998, the Bank had approximately $983,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $883,000 when compared to the $100,000 at June 30, 1998. The increase was attributed to management downgrading certain loans during its internal review process.

The following table represents the Bank's non-performing loans as of September 30, 1998 and June 30, 1998, respectively:

                                      September 30,       June 30,
                Description               1998              1998
         _________________________   _______________   _______________
         1-4 Family Mortgages        $     710,000     $     783,000
         Commercial Mortgages              691,000           956,000
         Commercial Loans                  310,000           509,000
         Consumer Installment               60,000                 0
                                     _______________   _______________
  Total non-performing               $   1,771,000     $   2,248,000
                                     ===============   ===============

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


               12-31-97     03-31-98     06-30-98     09-30-98
               ________     ________     ________     ________
                1.72%        1.44%        1.09%        0.89%

At September 30, 1998, loans classified as non-performing included approximately $378,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.76% as of September 30, 1998.

The level of the allowance forloan losses as a percentage of total loans has decreased due to the increase of loan volume as well as a reduction in the allowance for loan losses balance due to the charge-off of a commercial real estate loan, while the level of allowance for loan losses as a percentage of non-performing loans increased at September 30, 1998, when compared to June 30, 1998. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

The bank's premises and equipment increased by $232,847 from June 30, 1998 to September 30, 1998. The increase was due to the purchase and replacement of the Bank's mainframe and software.

Capital Resources and Liquidity
_______________________________

Cash provided by operating activities in the consolidated statements of cash flow decreased by $800,076 from September 30, 1997 to September 30, 1998 as a result of reduction in other liabilities due to transaction timing differences.

The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered certificate of deposits ("C.D.s") when national deposit interest rates are less than the interest rates on local market deposits. Brokered C.D.s are also used to supplement the growth in earning assets. Brokered C.D.s carry the same risk as local deposit C.D.s, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $195,394,972 and securities sold under repurchase agreements were $5,532,249 as of September 30, 1998. These amounts represent an increase of $11,370,875 and $326,655, respectively, compared to June 30, 1998. The increase in deposits was primarily due to the $6,000,000 increase in NOW demand deposits. The increase in NOW deposits was attributable to the development of a demand account where the interest rate increases as deposit balances increase. Brokered deposits represented $10,340,009 of the total deposits at September 30, 1998, which increased by $2,765,299 compared to the $7,574,710 balance as of June 30, 1998. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates have remained competitive, the rates of return are much higher at other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposits.

Total advances from the FHLB were $99,003,912 as of September 30, 1998, a decrease of $5,436,040 compared to June 30, 1998. The cash received from the increase in the Bank's deposits was utilized to repay FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The

Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $22,000,000 over and above the September 30, 1998 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $25,708,902 as of September 30, 1998 versus $25,139,527 at June 30, 1998. Book value per common share was $9.44 as of September 30, 1998 versus $9.23 at June 30, 1998. The total equity to total assets ratio of the Company was 7.82% as of September 30, 1998 and 7.79% at June 30, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to capitalize the Bank Insurance Fund ("BIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 1998, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 1998, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                             Actual       Adequacy Purposes  Action Provisions
                        Amount    Ratio    Amount    Ratio    Amount    Ratio
                       _________ ________ _________ ________ _________ ________
(Dollars in Thousands)
As of September 30,
 1998:
Tier 1 (Core) capital
 (to risk weighted
 assets)               $ 23,386   10.46%  $  8,946    4.00%  $ 13,419    6.00%

Tier 1 (Core) capital
 (to total assets)     $ 23,386    7.16%  $ 13,065    4.00%  $ 16,332    5.00%
Total Capital (to
 risk weighted assets) $ 24,796   11.09%  $ 17,892    8.00%  $ 22,365   10.00%


Results of Operations
_____________________

Net income for the quarter ended September 30, 1998 was $636,037 or basic earnings per share of $0.24 and diluted earnings per share of $0.23. This compares to earnings of $570,565 or basic earnings per share of $0.24 and diluted earnings per share of $0.21 for the quarter ended September 30, 1997. The Company anticipates earnings to steadily increase in the near future, but the instability of the current economy could effect the predictability of the Company's anticipated short term earnings.

On September 30, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Comparative financial information in the Statements of Changes in Shareholders' Equity for earlier periods have been reclassified in accordance with the requirement of Statement No. 130.

The Company's net interest income was $3,095,590 for the three months ended September 30, 1998, versus $2,765,261 for the three months ended September 30, 1997, an increase of $330,329. Total interest income increased $837,679 during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in net income was due primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $507,350 for the three months ended September 30, 1998 was due primarily from the increased volume of deposits and borrowings.

The changes in net interest income are presented in the schedule below.

                               Northeast Bancorp
                Rate/Volume Analysis for the three months ended
                 September 30, 1998 versus September 30, 1997


                                  Difference Due to
                                  Volume        Rate         Total
                                ___________  ___________  ___________
Investments                     $ (245,503)  $  (27,741)  $ (273,244)
Loans                            1,348,258     (211,279)   1,136,979
FHLB & Other Deposits              (26,973)         917      (26,056)
                                _____________________________________
  Total                          1,075,782     (238,103)     837,679

Deposits                           163,617       82,643      246,260
Repurchase Agreements                5,489       (1,183)       4,306
Borrowings                         322,846      (66,062)     256,784
                                _____________________________________
  Total                            491,952       15,398      507,350

                                _____________________________________
   Net Interest Income          $  583,830   $ (253,501)  $  330,329
                                =====================================


Rate/Volume amounts spread proportionately between volume and rate.

The majority of the Company's income is generated from the Bank. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline.

Approximately 21% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 31% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Total non-interest income was $506,521 for the three months ended September 30, 1998 versus $555,064 for the three months ended September 30, 1997. Service fee income was $253,385 for the three months ended September 30, 1998 versus $276,405 for the three months ended September 30, 1997. The $23,020 service fee decrease for the three months ended September 30, 1998 was primarily due to a reduction in loan servicing and deposit fee income. Gains from available for sale securities were $10,791 for the three months ended September 30, 1998 versus $107,996 for the three ended September 30, 1997. The Company sold some of its available for sale securities during the three month period ended September 30, 1997, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio.

Other income was $236,733 for the three month period ended September 30, 1998, which was an increase of $67,867 when compared to other income of $168,866 for the three months ended September 30, 1997. The increase in other income in the three months ended September 30,1998, was primarily due to gains from the sale of 1-4 family mortgages, other real estate owned and real estate held for investment.

Total non-interest expense, for the Company was $2,402,657 for the three months ended September 30, 1998 versus $2,277,221 for the three months ended September 30, 1997. A portion of the increase in non-interest expense was due to an increase in compensation expense of $33,116, for the three month period ended September 30, 1998, attributable primarily to normal salary and benefit increases. Other expenses increased by $131,627 for the three months ended September 30, 1998, compared to September 30, 1997. The increase in other expenses during the three month period was principally due to the following:
(i) an increase of $28,000 in processing fees due to the Bank outsourcing its check processing to a third party, (ii) an increase of $17,000 in advertising expense (which continues the Company's strategy to increase market exposure),
(iii) an increase of $39,000 in loan servicing fees due to the increase in purchased loans, (iv) an increase of $17,000 in supplies expense due to timing differences in purchasing, and (v) an increase of $21,000 in year 2000 expenses. The non-interest expense increase above was offset by the reduction of $39,308 in occupancy and equipment expense due to reductions in maintenance contracts.

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

Year 2000
_________

The Company is currently addressing the Year 2000 issue. Many existing computer programs and hardware configurations use only two digits to identify a year in the date field. Since these programs did not take into consideration the upcoming change in the century, many computer applications could create erroneous results by the year 2000 if not corrected. The Year 2000 issue will affect this Company and it will affect virtually all companies and organizations, including the Company's borrowers. The Company has organized a Year 2000 committee to research, develop and implement a plan that will correct this issue before the year 2000. The OTS, which primarily regulates thrifts, savings and loan associations, and savings and loan holding companies, has issued a formal regulation and comprehensive plan concerning the Year 2000 issue for such financial institutions. The Company has adopted the regulatory comprehensive plan which has the following phases:

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

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The company has currently estimated the following costs associated with the Year 2000 issue, (i) computer hardware replacement $130,000, (ii) software replacement $72,000, (iii) testing and administrative costs $84,000, and (iv) potential contingency costs $60,000. As of September 30, 1998, the Company has incurred approximately $59,200 of cumulative Year 2000 expenses. These costs are under continuous review and will be revised as needed. There can be no assurance that actual costs will not exceed the Company's estimates. During the quarter ended September 30, 1998, the Company replaced its computer mainframe and software as planned to accommodate the growth of the Company through merger and acquisitions. The previous mainframe and software had been fully depreciated through the normal course of its depreciable life and the costs associated with the replacement of these items was in the Company's general business plan for fiscal 1999. The anticipated Year 2000 hardware and software costs indicated above are in addition to the Company's costs associated with the replacement of the mainframe and software.

Renovation Phase
________________

This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside servicers or third-party software providers, ongoing discussions and monitoring of vendor progress are necessary. The Company has limited out-side servicers and vendors. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company anticipates completion of this phase by December 31, 1998. However, there can be no assurance that these servicers or vendors will become Year 2000 compliant in a timely manner or that their plan will be completed by December 31, 1998.

Validation Phase
________________

Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company anticipates completion of this phase by December 31, 1998.

Implementation Phase
____________________

In this phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented. Any potentially noncompliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. The Company anticipates completion of this phase by March 31, 1999.

In summary, the Company recognizes the Year 2000 as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Year 2000 issue. Management is confident that all the instituted phases will be completed and in place prior to the year 2000. However, failure to meet the Year 2000 deadlines could have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         _________________________________________________________

There have been no material changes in the Company's market risk from June 30, 1998. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 1998.


Part II -      OTHER INFORMATION

Item 1.   Legal Proceedings
          _________________
          None.

Item 2.   Changes in Securities
          _____________________
          None.

Item 3.   Defaults Upon Senior Securities
          _______________________________
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
          None.

Item 5.   Other Information

          _________________
          None.

Item 6.   Exhibits and Reports on Form 8 - K
          __________________________________
(a)       Exhibits
          ________
          11  Statement regarding computation of per share earnings.

          27   Financial data schedule

(b)       Reports on Form 8 - K
          _____________________
          No reports on Form 8-K have been filed during the quarter ended September 30, 1998.



                                     SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 06, 1998                     NORTHEAST BANCORP



                                             By:     /s/  James D. Delamater
                                                  _____________________________
                                                       James D. Delamater
                                                       President and CEO


                                             By:     /s/  Richard Wyman
                                                   ____________________________
                                                          Richard Wyman
                                                     Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                            DESCRIPTION

     11          Statement regarding computation of per share earnings

     27          Financial data schedule