Form 10-Q
period 1998-12-31
NORTHEAST BANCORP /ME/
filed 1999-02-11
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q


_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended          December 31,1998
                               ________________
                                      or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number   1 - 14588
                         _________

                               Northeast Bancorp
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Maine                                 01 - 0425066
_____________________________________     _____________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

  232 Center Street, Auburn, Maine                        04210
_____________________________________     _____________________________________
   (Address of principal executive                     (Zip Code)
    offices)

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

Shares outstanding as of February 10, 1999: 2,765,576 of common stock, $1.00 par value per share.
_______________________________________________________________________________

NORTHEAST BANCORP
Table of Contents

Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     December 31, 1998 and June 30, 1998

                    Consolidated Statements of Income
                     Three Months ended December 31, 1998 and 1997

                    Consolidated Statements of Income
                     Six Months ended December 31, 1998 and 1997

                    Consolidated Statements of Changes in Shareholders' Equity
                     Six Months ended December 31, 1998 and 1997

                    Consolidated Statements of Cash Flows
                     Six Months ended December 31, 1998 and 1997

                    Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operation

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Part II.  Other Information

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                               December 31,        June 30,
                                                   1998              1998
                                              _______________   _______________
Assets
Cash and due from bank                        $   5,092,834     $   6,821,574
Interest bearing deposits in other banks            593,064           421,392
Federal Home Loan Bank overnight deposits        13,172,000         4,909,000
Trading account securities at market                   --              50,000
Available for sale securities                    17,372,783        13,608,823
Federal Home Loan Bank stock                      5,680,500         5,680,500
Loans held for sale                                 949,601           369,500

Loans                                           284,313,294       282,030,950
  Less allowance for loan losses                  2,869,000         2,978,000
                                              _______________   _______________
    Net loans                                   281,444,294       279,052,950

Bank premises and equipment, net                  4,794,612         4,473,885
Assets acquired through foreclosure                 273,515           381,288
Goodwill (net of accumulated amortization of
 $1,680,995 at 12/31/98 and $1,532,808 at
 6/30/98)                                         1,775,728         1,923,915
Other assets                                      5,046,060         4,839,767
                                              _______________   _______________
    Total Assets                                336,194,991       322,532,594
                                              ===============   ===============

Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 201,930,962     $ 184,024,097
Repurchase Agreements                             9,278,719         5,205,594
Advances from Federal Home Loan Bank             92,109,544       104,439,952
Notes payable                                       840,278           993,055
Other Liabilities                                 5,836,232         2,730,369
                                              _______________   _______________
  Total Liabilities                             309,995,735       297,393,067

Shareholders' Equity
Preferred stock, Series A                                 0           999,988
Common stock, par value $1, 2,755,076 and
 2,614,285 shares issued and outstanding at
 12/31/98 and 6/30/98, respectively               2,755,076         2,614,285
Additional paid in capital                       10,156,814         9,258,107

Retained earnings                                13,365,169        12,331,595
                                              _______________   _______________
                                                 26,277,059        25,203,975
Accumulated other comprehensive income (loss)       (77,803)          (64,448)
                                              _______________   _______________
  Total Shareholders' Equity                     26,199,256        25,139,527
                                              _______________   _______________
   Total Liabilities and Shareholders' Equity $ 336,194,991     $ 322,532,594
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                   1998              1997
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      73,860     $     121,584
Interest on loans & loans held for sale           6,179,727         5,256,343
Interest on available for sale securities           177,051           437,952
Dividends on Federal Home Loan Bank stock            91,635            71,904
Other Interest Income                                 5,443             4,596
                                              _______________   _______________
  Total Interest Income                           6,527,716         5,892,379

Interest Expense
Deposits                                          2,157,908         1,901,610
Repurchase agreements                                86,531            54,618
Other borrowings                                  1,379,940         1,128,589
                                              _______________   _______________
  Total Interest Expense                          3,624,379         3,084,817
                                              _______________   _______________

Net Interest Income                               2,903,337         2,807,562
Provision for loan losses                           164,491           227,663
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    2,738,846         2,579,899

Other Income
Service charges                                     269,536           237,235
Net securities gains                                 47,699            99,696
Net gain on trading securities                        5,120                 0
Other                                               519,115           405,177
                                              _______________   _______________
  Total Other Income                                841,470           742,108

Other Expenses
Salaries and employee benefits                    1,191,497         1,272,952
Net occupancy expense                               219,399           221,148
Equipment expense                                   210,958           234,410
Goodwill amortization                                74,094            74,094

Other                                               789,131           963,019
                                              _______________   _______________
  Total Other Expenses                            2,485,079         2,765,623
                                              _______________   _______________

Income Before Income Taxes                        1,095,237           556,384
Income tax expense                                  394,669           200,318
                                              _______________   _______________
Net Income                                    $     700,568     $     356,066
                                              ===============   ===============

Earnings Per Share
 Basic                                        $         0.26    $         0.14
 Diluted                                      $         0.25    $         0.13


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                          Six Months Ended
                                                             December 31,
                                                   1998              1997
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     190,094     $     263,677
Interest on loans & loans held for sale          12,488,988        10,428,625
Interest on available for sale securities           371,438           926,435
Dividends on Federal Home Loan Bank stock           181,838           141,741
Other Interest Income                                10,515             9,377
                                              _______________   _______________
  Total Interest Income                          13,242,873        11,769,855

Interest Expense
Deposits                                          4,287,652         3,785,093
Repurchase agreements                               139,276           103,056
Other borrowings                                  2,817,018         2,308,883
                                              _______________   _______________
  Total Interest Expense                          7,243,946         6,197,032
                                              _______________   _______________

Net Interest Income                               5,998,927         5,572,823
Provision for loan losses                           369,421           390,163
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    5,629,506         5,182,660

Other Income
Service charges                                     522,921           513,640
Net securities gains                                 58,490           207,692
Net gain on trading securities                       10,732             1,797
Other                                               670,997           573,420

                                              _______________   _______________
  Total Other Income                              1,263,140         1,296,549

Other Expenses
Salaries and employee benefits                    2,388,228         2,436,566
Net occupancy expense                               354,309           442,534
Equipment expense                                   392,963           454,096
Goodwill amortization                               148,187           148,187
Other                                             1,519,199         1,560,839
                                              _______________   _______________
  Total Other Expenses                            4,802,886         5,042,222
                                              _______________   _______________

Income Before Income Taxes                        2,089,760         1,436,987
Income tax expense                                  753,155           510,356
                                              _______________   _______________
Net Income                                    $   1,336,605     $     926,631
                                              ===============   ===============

Earnings Per Share
 Basic                                        $         0.49    $         0.39
 Diluted                                      $         0.48    $         0.35


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 1998 and 1997
(Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                             Common    Additional               Comprehensive
                              Preferred     Stock at    Paid in     Retained       Income        Treasury
                                Stock      $1.00 Par    Capital     Earnings       (Loss)          Stock        Total
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________
Balance at June 30, 1997     $ 1,999,980  $1,462,909  $7,699,883  $ 11,266,984  $   (334,175)  $       --    $22,095,581
Net income for six months
  ended December 31, 1997           --          --          --         926,631          --             --        926,631
Other comprehensive income,
 net of tax: Adjustment of
 valuation reserve for
 securities available for sale      --          --          --            --         195,948           --        195,948


Comprehensive income                --          --          --            --            --             --      1,122,579
Cash dividends declared on
 common stock                       --          --          --        (206,875)         --             --       (206,875)
Cash dividends declared on
 preferred stock                    --          --          --         (69,999)         --             --        (69,999)
Stock Split in the form of
 a dividend                         --       740,807        --        (741,902)         --             --         (1,095)
Common stock issued in
 connection with employee
 benefit and stock option plans     --        18,975      74,513          --            --          (44,988)      48,500
Treasury Stock Purchased            --          --          --            --            --           44,988       44,988
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________
Balance December 31, 1997    $ 1,999,980  $2,222,691  $7,774,396  $ 11,174,839  $   (138,227)  $          0  $23,033,679
                             ============ =========== =========== ============= =============  ============= ============

Balance at June 30, 1998         999,988   2,614,285   9,258,107    12,331,595       (64,448)          --     25,139,527
Net income for six months
  ended December 31, 1998           --          --          --       1,336,605          --             --      1,336,605
Other comprehensive income,
 net of tax: Adjustment of
 valuation reserve for
 securities available for sale      --          --          --            --         (13,355)          --        (13,355)
Comprehensive income                --          --          --            --            --             --      1,323,250
Cash dividends declared on
 common stock                       --          --          --        (277,364)         --             --       (277,364)
Cash dividends declared on
 preferred stock                    --          --          --         (25,667)         --             --        (25,667)
Preferred Stock Converted
 to Common Stock                (999,988)    136,362     863,626          --            --             --              0
Common stock issued in
 connection with employee
 benefit and stock option plans     --         4,429      35,081          --            --             --         39,510
                             ____________ ___________ ___________ _____________ _____________  _____________ ____________
Balance December 31, 1998    $         0  $2,755,076  $10,156,814 $ 13,365,169  $    (77,803)  $          0  $26,199,256
                             ============ =========== =========== ============= =============  ============= ============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                   1998              1997
                                              _______________   _______________
Cash used in (provided by) operating
 activities                                   $    (338,406)    $     654,801

Cash flows from investing activities:
 FHLB stock purchased                                  --            (243,000)
 Available for sale securities purchased         (8,699,888)      (14,775,583)
 Available for sale securities matured            2,387,746         1,499,614
 Available for sale securities sold               6,537,024        23,662,251
 New loans, net of repayments & charge offs      (2,090,976)       (5,759,169)
 Net capital expenditures                          (672,016)         (141,207)
 Assets acquired through foreclosure sold           299,163            87,038
 Real estate held for investment sold                50,000            68,743
                                              _______________   _______________
   Net cash used in (provided by) investing
    activities                                   (2,188,947)        4,398,687

Cash flows from financing activities:
 Net change in deposits                          17,906,866         1,439,952
 Net change in repurchase agreements              4,073,125           638,499
 Dividends paid                                    (303,031)         (276,874)
 Proceeds from stock issuance                        39,510            93,488
 Net decrease in advances from Federal
  Home Loan Bank of Boston                      (12,330,408)       (7,930,746)
 Net change in notes payable                       (152,778)         (152,778)
                                              _______________   _______________
   Net cash provided by (used in) financing
    activities                                    9,233,284        (6,188,459)
                                              _______________   _______________

   Net increase (decrease) in cash and cash
    equivalents                                   6,705,931        (1,134,971)

Cash and cash equivalents, beginning of period   12,151,966        18,774,344
                                              _______________   _______________

Cash and cash equivalents, end of period      $  18,857,897     $  17,639,373
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash investing activities:


Net change in valuation for unrealized market
 value adjustments on available for sale
 securities                                         (13,355)          195,948
Net transfer (to) from Loans to Other Real
 Estate Owned                                       153,657            56,325

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                   856,000           366,000
Interest paid                                     7,298,563         6,229,407



                     NORTHEAST BANCORP AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                            December 31, 1998

1.  Basis of Presentation
    _____________________

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10-K.

2.  Reporting Comprehensive Income
    ______________________________

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. Such components of total comprehensive income for the Company are net income and net unrealized gains (losses) on securities available for sale, net of tax. The Company has adopted SFAS No. 130 effective for the quarter ended September 30, 1998.

3.  Securities
    __________

Securities available for sale at cost and approximate market values are summarized below.

                               December 31, 1998            June 30, 1998

                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   348,167  $   350,730   $ 4,696,659  $ 4,698,266
Corporate bonds                202,429      205,336       202,952      203,484
Mortgage-backed securities  15,608,884   15,619,847     7,723,843    7,714,332
Equity securities            1,331,187    1,196,870     1,083,018      992,741
                           ____________ ____________  ____________ ____________
                           $17,490,667  $17,372,783   $13,706,472  $13,608,823
                           ============ ============  ============ ============

                               December 31, 1998            June 30, 1998
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less    $   248,167  $   248,167   $   347,253  $   347,253
Due after one year through
 five years                    202,429      205,336       452,952      450,984
Due after five years
 through ten years             100,000      102,563     1,100,000    1,103,200
Due after ten years               --           --       2,999,406    3,000,313
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0% maturing
 September 2003 to December
 2028)                      15,608,884   15,619,847     7,723,843    7,714,332
Equity securities            1,331,187    1,196,870     1,083,018      992,741
                           ____________ ____________  ____________ ____________
                           $17,490,667  $17,372,783   $13,706,472  $13,608,823
                           ============ ============  ============ ============


4.  Allowance for Loan Losses
    _________________________

The following is an analysis of transactions in the allowance for loan losses:


                                                       Six Months Ended
                                                         December 31,
                                                    1998             1997
                                               _______________  _______________
Balance at beginning of year                   $   2,978,000    $   2,741,809
Add provision charged to operations                  369,421          390,163
Recoveries on loans previously charged off            63,954           90,350
                                               _______________  _______________

                                                   3,411,375        3,222,322
 Less loans charged off                              542,375          449,322
                                               _______________  _______________
 Balance at end of period                      $   2,869,000    $   2,773,000
                                               ===============  ===============


5.  Advances from Federal Home Loan Bank
    ____________________________________

A summary of borrowings from the Federal Home Loan Bank is as follows:


                                    December 31, 1998
                       _____________________________________________
                         Principal        Interest        Maturity
                          Amounts           Rates          Dates
                       ______________  _______________  ____________
                       $  28,800,000    4.64% - 5.96%       1999
                           5,000,000    4.85% - 6.27%       2000
                           4,160,873    5.38% - 6.49%       2001
                           5,000,000        5.71%           2002
                           6,148,671    5.69% - 6.67%       2003
                           9,000,000    5.25% - 6.65%       2005
                          34,000,000    4.89% - 5.68%       2008
                       ______________
                       $  92,109,544
                       ==============

                                      June 30, 1998
                       _____________________________________________
                         Principal         Interest       Maturity
                          Amounts           Rates          Dates
                       ______________  _______________  ____________
                       $  43,745,440    5.55% - 6.00%       1999
                           4,000,000    5.88% - 6.27%       2000
                           1,212,676    5.56% - 6.40%       2001
                           1,138,627    6.21% - 6.49%       2002
                           9,631,854    5.69% - 6.64%       2003
                           1,711,355    6.36% - 6.67%       2004
                           9,000,000    5.25% - 6.65%       2005
                          34,000,000    4.89% - 5.68%       2008
                       ______________
                       $ 104,439,952
                       ==============



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        _______________________________________________________________________
        of Operation
        ____________

General
_______

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1998 to December 31,1998, and the results of operations for the three and six months period ended December 31, 1998 and 1997. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the condensed consolidated financial statements and the related notes contained herein.

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

Financial Condition
___________________

Total consolidated assets were $336,194,991 on December 31, 1998, which represents an increase of $13,662,397 from June 30, 1998. Total net loans increased by $2,391,344, from June 30, 1998 to December 31, 1998. Cash equivalents and securities increased by $6,705,931 and $3,713,960, respectively, during the same period. Total deposits and repurchase agreements increased by $21,979,990, while Federal Home Loan Bank ("FHLB") borrowings decreased by $12,330,408 from June 30, 1998 to December 31, 1998.

The increase in cash equivalents and the decrease in total net loans from June 30, 1998 was due, in part, to the sale of approximately $6,700,000 of indirect auto loans during the December 31, 1998 quarter. The increase in deposits and repurchase agreements were utilized to support the increase in securities and to repay FHLB borrowings from June 30, 1998 to December 31, 1998.

At December 31, 1998, the carrying value of securities available for sale by the Company was $17,372,783, which is $117,883 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of equity securities from the prices at the time of purchase. Management attributes the reduction in the market value of equity securities to the decline of the stock market, which had a greater affect on the market value of the Company's investments in small cap technology stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

Total loans increased by $2,282,344 for the six months ended December 31, 1998. The loan portfolio growth was in consumer installment and commercial loans. In the December 1998 quarter, the Bank sold approximately $6,700,000 of indirect auto loans. The Bank anticipates holding approximately $15,000,000 to $20,000,000 of indirect auto loans in its portfolio and currently holds approximately $13,000,000 as of December 31, 1998. As the Bank continues to grow the indirect auto portfolio, it is the Bank's intent to build relationships with other institutions for future sales of indirect auto loans. In the September 1998 quarter, the Bank purchased approximately $5,900,000 of 1-4 family mortgages. The purchase consisted of 1-4 family fixed rate mortgages secured by property located primarily in the State of New York. The continued expansion into new markets diversifies the credit risk and the potential economic risks of the credits held in the Bank's purchased loan portfolio, such that the portfolio is not effected solely by the local State of Maine economy. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank will experience some margin compression due to decreased loan rates.

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

At December 31, 1998, residential real estate mortgages made up 60% of the total loan portfolio, of which 48% of the residential loans are variable rate products, as compared to 62% and 59%, respectively, at December 31, 1997. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At December 31, 1998, 18% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products. At December 31, 1997, commercial real estate mortgages made up 21% of the total loan portfolio, of which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate.

Commercial loans make up 10% of the total loan portfolio, of which 53% are variable rate instruments at December 31, 1998. At December 31, 1997 commercial loans made up 10% of the total loan portfolio, of which 70% were variable rate instruments The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 12% of the loan portfolio as of December 31, 1998 as compared to 7% at December 31, 1997. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. The increase in consumer loans was primarily due to the volume generated from the automobile dealer finance department. This department underwrites all the automobile dealer finance loans to protect credit quality. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $2,869,000 as of December 31, 1998 versus $2,978,000 as of June 30, 1998, representing 1.01% and 1.06% of total loans, respectively. The Bank had non-performing loans totaling $1,594,000 at December 30, 1998 compared to $2,248,000 at June 30, 1998. Non-performing loans represented 0.47% and 0.70% of total assets at December 31, 1998 and June 30, 1998, respectively. The Bank's allowance for loan losses was equal to 180% and 132% of the total non-performing loans at December 31, 1998 and June 30, 1998, respectively. At December 31, 1998, the Bank had approximately $614,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $514,000 when compared to the $100,000 at June 30, 1998. The increase was attributed to management downgrading certain loans during its internal review process.

The following table represents the Bank's non-performing loans as of December 31, 1998 and June 30, 1998, respectively:

                                      December 31,        June 30,
                Description               1998              1998
         _________________________   _______________   _______________

         1-4 Family Mortgages        $     972,000     $     783,000
         Commercial Mortgages              478,000           956,000
         Commercial Loans                   22,000           509,000
         Consumer Installment              122,000                 0
                                     _______________   _______________
          Total non-performing       $   1,594,000     $   2,248,000
                                     ===============   ===============


The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

               03-31-98     06-30-98     09-30-98     12-31-98
               ________     ________     ________     ________
                 1.44%        1.09%        0.89%        1.27%


At December 31, 1998, loans classified as non-performing included approximately $375,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.14% as of December 31, 1998. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. The Bank's most recent examination by the OTS was on November 30, 1998. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

The bank's premises and equipment increased by $320,727 from June 30, 1998 to December 31, 1998. The increase was due to the purchase and replacement of the Bank's mainframe and software.

The Bank's other liabilities was $5,836,232 as of December 31, 1998, which was an increase of $3,105,863 when compared to June 30, 1998. The increase was due to an amount due to the broker for the purchase of available for sale securities.

Capital Resources and Liquidity
_______________________________

Cash provided by operating activities in the consolidated statements of cash flow decreased by $993,207 from December 31, 1997 to December 31, 1998 as a result of reduction in other liabilities due to transaction timing differences.

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

Total deposits were $201,930,962 and securities sold under repurchase agreements were $9,278,719 as of December 31, 1998. These amounts represent an increase of $17,906,866 and $4,073,125, respectively, compared to June 30, 1998. The increase in deposits was primarily due to the $10,000,000 increase in NOW demand deposits and a $9,000,000 increase in time deposits. The increase in NOW deposits was attributable to the development of a demand account where the interest rate increases as deposit balances increase. Brokered deposits represented $8,804,744 of the total deposits at December 31, 1998, which increased by $1,230,034 compared to the $7,574,710 balance as of June 30, 1998. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates have remained competitive, the rates of return are much higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposits.

Total advances from the FHLB were $92,109,544 as of December 31, 1998, a decrease of $12,330,408 compared to June 30, 1998. The cash received from the increase in the Bank's deposits was utilized to repay FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $35,000,000 over and above the December 31, 1998 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $26,199,256 as of December 31, 1998 versus $25,139,527 at June 30, 1998. Book value per common share was $9.51 as of December 31, 1998 versus $9.23 at June 30, 1998. The total equity to total assets ratio of the Company was 7.79% as of December 31, and June 30, 1998.

In November of 1998 Square Lake Holding Corporation converted its Series A preferred stock into 136,362 shares of common stock. Square Lake Holding Corporation is a Maine corporation and a subsidiary of a Canadian corporation of which Ronald Goguen is a 95% shareholder and director. Mr. Goguen, also is a director, and, through the ownership of his affiliates, a principal shareholder of the Company.

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

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31,1998, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 1998, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:


                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                         Actual           Adequacy Purposes  Action Provisions
                         Amount   Ratio    Amount    Ratio    Amount    Ratio
                       _________ ________ _________ ________ _________ ________
(Dollars in Thousands)
As of December 31,
 1998:
Tier 1 (Core) capital
 (to risk weighted
 assets)               $ 24,213   10.91%  $  8,880    4.00%  $ 13,320    6.00%
Tier 1 (Core) capital
 (to total assets)     $ 24,213    7.24%  $ 13,373    4.00%  $ 16,716    5.00%
Total Capital (to risk
 weighted assets)      $ 25,791   11.62%  $ 17,760    8.00%  $ 22,220   10.00%


Results of Operations

_____________________

Net income for the quarter ended December 31, 1998 was $700,568 or basic earnings per share of $0.26 and diluted earnings per share of $0.25. This compares to earnings of $356,066 or basic earnings per share of $0.14 and diluted earnings per share of $0.13 for the quarter ended December 31, 1997. Net income for the six months ended December 31, 1998 was $1,336,605 versus $926,631 for the period ended December 31, 1997. Basic earnings per share were $.49 and diluted earnings per share were $.48 for the six months ended December 31, 1998 versus basic earnings per share of $.39 and diluted earnings per share of $.35 for the period ended December 31, 1997.

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

The Company's net interest income was $5,998,927 for the six months ended December 30, 1998, versus $5,572,823 for the six months ended December 31, 1997, an increase of $426,104. Total interest income increased $1,473,018 during the six months ended December 31, 1998 compared to the six months ended December 31, 1997, resulting primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $1,046,914 for the six months ended December 31, 1998 resulted primarily from the increased volume of deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the six months ended
December 31, 1998 versus December 31, 1997


                                 Difference Due to
                             Volume        Rate         Total
                           ___________  ___________  ___________
Investments                $ (459,709)  $  (54,705)  $ (514,414)
Loans                       2,762,863     (702,500)   2,060,363
FHLB & Other Deposits         (70,498)      (2,433)     (72,931)
                           _____________________________________
  Total                     2,232,656     (759,638)   1,473,018

Deposits                      378,836      123,723      502,559
Repurchase Agreements          35,604          616       36,220

Borrowings                    597,075      (88,940)     508,135
                           _____________________________________
  Total                     1,011,515       35,399    1,046,914
                           _____________________________________
   Net Interest Income     $1,221,141   $ (795,037)  $  426,104
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

Approximately 21% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 29% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Bank's interest expense. Although the Bank has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume. The net interest margin compression at the Bank has been primarily due to the decrease in loan rates. Loan yields have decreased due to the effect of the Federal Reserve easing the prime lending rate in September and October of 1998 as well as loans within the Bank refinancing to lower current market rates. As of December 31, 1998 the Bank's net loan yields have decreased by 11 basis points when compared to net loan yields at September 30,1998.

Total non-interest income was $841,470 and $1,263,140 for the three and six months ended December 31, 1998 versus $742,108 and $1,296,549 for the three and six months ended December 31, 1997. Service fee income was $269,536 and $522,921 for the three and six months ended December 31, 1998 versus $237,235 and $513,640 for the three and six months ended December 31, 1997. The $32,301 and $9,281 service fee increase for the three and six months ended December 31, 1998, respectively, was primarily due to an increase in loan servicing and deposit fee income. Gains from available for sale securities were $47,699 and $58,490 for the three and six months ended December 31, 1998 versus $99,696 and $207,692 for the three and six months ended December 31, 1997. The Company sold a larger volume of its available for sale securities during the three and six month period ended December 31, 1997, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio.

Other income was $519,115 and $670,997 for the three and six months ended December 31, 1998, which was an increase of $113,938 and $97,577 when compared to other income of $405,177 and $573,420 for the three and six months ended December 31, 1997, respectively. The increase in other income in the three and six months ended December 31,1998, was primarily due to gains from 1-4 family mortgage and indirect auto loan sales.

Total non-interest expense for the Company was $2,485,079 and $4,802,886 for the three and six months ended December 31, 1998, which was a decrease of $280,544 and $239,336, respectively, when compared to total non-interest expense of $2,765,623 and $5,042,222 for the three and six months ended December 31, 1997. Total non-interest expense for the Company was higher for the three and six month period ended December 31, 1997 primarily due to acquisition costs associated with Cushnoc Bank.

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

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan and anticipates its completion by June 30, 1999. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The company has currently estimated the following costs associated with the Year 2000 issue, (i) computer hardware replacement $130,000, (ii) software replacement $72,000, (iii) testing and administrative costs $84,000, and (iv) potential contingency costs $60,000. As of December 31, 1998, the Company has incurred approximately $37,333 of capitalized purchases and $84,600 of cumulative Year 2000 expenses. These costs are under continuous review and will be revised as needed. There can be no assurance that actual costs will not exceed the Company's estimates. During the quarter ended December 31, 1998, the Company replaced its computer mainframe and software as planned to accommodate the growth of the Company through merger and acquisitions. The previous mainframe and software had been fully depreciated through the normal course of its depreciable life and the costs associated with the replacement of these items was in the Company's general business plan for fiscal 1999. The anticipated Year 2000 hardware and software costs indicated above are in addition to the Company's costs associated with the replacement of the mainframe and software.

Renovation Phase
________________

This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside services or third-party software providers, ongoing discussions and monitoring of vendor progress are necessary. The Company has limited out-side services and vendors. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company has materially completed this phase and is in the process of converting the data communications network. The Company anticipates completion of this phase by March 31, 1999. However, there can be no assurance that these services or vendors will become Year 2000 compliant in a timely manner.

Validation Phase
________________

Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company has completed the testing all of its critical systems and will implement the data communications testing after conversion. The Company anticipates completion of this phase by March 31, 1999.

Implementation Phase
____________________

In this phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented. Any potentially non-compliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. The Company anticipates completion of this phase by June 30, 1999.

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

          None.

Item 3.   Defaults Upon Senior Securities
          _______________________________

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          SUMMARY OF VOTING AT 11/10/98 ANNUAL SHAREHOLDERS' MEETING
          __________________________________________________________

At the Annual Meeting of Shareholders held in Auburn, Maine on November 10, 1998, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common and preferred shares, voting as one class, as follows:

Proposal 1 - Election of Directors:

                                    Votes For         Votes Withheld
                                 _______________     ________________
John W. Trinward, D.M.D.             2,082,411               61,350
John B. Bouchard                     2,081,411               62,350
A. William Cannan                    2,082,411               61,350
Ronald J. Goguen                     2,079,411               64,350
Judith W. Hayes                      2,082,411               61,350
John Rosmarin                        2,081,411               62,350
John Schiavi                         2,077,061               66,700
Stephen W. Wight                     2,075,911               67,850
Dennis A. Wilson                     2,082,411               61,350


Proposal 2 - Approval of increased Number of Shares of Authorized Common Stock. Proposal to approve and adopt an amendment to the Articles of Incorporation of the Company to increase the number of its shares of authorized common stock to 15 million shares.


        Votes For       Votes Against     Votes Abstain       Non-Vote
     _______________   _______________   _______________   _______________
         1,971,287           154,222            15,625             2,627


Proposal 3 - Ratification of Appointment of Auditors. Proposal to ratify the appointment of Baker, Newman & Noyes, Limited Liability Company, as the Company's auditors for the 1999 fiscal year.


                 Votes For       Votes Against     Votes Abstain
              _______________   _______________   _______________
                  2,132,156             3,640             7,965



Item 5.   Other Information
          _________________

          None.

Item 6.   Exhibits and Reports on Form 8 - K
          __________________________________

(a)  Exhibits
     ________

     3.1 Conformed Articles of Incorporation of Northeast Bancorp as amended November 10, 1998.

     11   Statement regarding computation of per share earnings.

     27   Financial data schedule

(b)  Reports on Form 8 - K
     _____________________

     No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                                    SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 1999                         NORTHEAST BANCORP


                                      By:       /s/  James D. Delamater
                                          _____________________________________
                                                     James D. Delamater
                                                     President and CEO


                                      By:       /s/  Richard Wyman
                                         _____________________________________
                                                     Richard Wyman
                                                     Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits


EXHIBIT NUMBER                            DESCRIPTION

     3.1 Conformed Articles of Incorporation of Northeast Bancorp as amended November 10, 1998.

     11      Statement regarding computation of per share earnings

     27      Financial data schedule