Form 10-Q
period 1999-03-31
NORTHEAST BANCORP /ME/
filed 1999-05-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarter ended        March  31, 1999
                             _______________
                                   or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number   1 - 14588
                         _________

                              Northeast Bancorp
____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

                Maine                                 01 - 0425066
____________________________________    _______________________________________
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

  232 Center Street, Auburn, Maine                      04210
____________________________________     ______________________________________
  (Address of principal executive                     (Zip Code)
  offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Shares outstanding as of May 13, 1999: 2,768,294 of common stock, $1.00 par value per share.
_______________________________________________________________________________


                            NORTHEAST BANCORP
                            Table of Contents

Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     March 31, 1999 and June 30, 1998

                    Consolidated Statements of Income
                     Three Months ended March 31, 1999 and 1998

                    Consolidated Statements of Income
                     Nine Months ended March 31, 1999 and 1998

                    Consolidated Statements of Changes in Shareholders' Equity
                     Nine Months ended March 31, 1999 and 1998

                    Consolidated Statements of Cash Flows
                     Nine Months ended March 31, 1999 and 1998

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

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)


                                                 March 31,         June 30,
                                                   1999              1998
                                              _______________   _______________
                        Assets
Cash and due from bank                        $   5,340,718     $   6,821,574
Interest bearing deposits in other banks            605,461           421,392
Federal Home Loan Bank overnight deposits         6,701,000         4,909,000
Trading account securities at market                   -               50,000
Available for sale securities                    18,912,995        13,608,823
Federal Home Loan Bank stock                      5,680,500         5,680,500
Loans held for sale                                 696,243           369,500

Loans                                           306,779,441       282,030,950
  Less allowance for loan losses                  2,929,000         2,978,000
                                              _______________   _______________
    Net loans                                   303,850,441       279,052,950

Bank premises and equipment, net                  4,914,695         4,473,885
Assets acquired through foreclosure                 197,754           381,288
Goodwill (net of accumulated amortization
 of $1,755,089 at 03/31/99 and $1,532,808
 at 6/30/98)                                      1,701,634         1,923,915
Other assets                                      5,353,845         4,839,767
                                              _______________   _______________
    Total Assets                                353,955,286       322,532,594
                                              ===============   ===============

    Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $ 212,710,281     $ 184,024,097
Repurchase Agreements                             9,491,701         5,205,594
Advances from Federal Home Loan Bank            102,111,489       104,439,952
Notes payable                                       763,889           993,055
Other Liabilities                                 2,166,630         2,730,369
                                              _______________   _______________
  Total Liabilities                             327,243,990       297,393,067

Shareholders' Equity
Preferred stock, Series A                                 0           999,988
Common stock, par value $1, 2,765,983 and
 2,614,285 shares issued and outstanding
 at 03/31/99 and 6/30/98, respectively            2,765,983         2,614,285
Additional paid in capital                       10,189,906         9,258,107
Retained earnings                                13,962,099        12,331,595

                                              _______________   _______________
                                                 26,917,988        25,203,975
Accumulated other comprehensive income (loss)      (206,692)          (64,448)
                                              _______________   _______________
  Total Shareholders' Equity                     26,711,296        25,139,527
                                              _______________   _______________
   Total Liabilities and Shareholders' Equity $ 353,955,286     $ 322,532,594
                                              ===============   ===============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1999              1998
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      89,478     $     188,201
Interest on loans & loans held for sale           6,140,300         5,323,547
Interest on available for sale securities           283,269           281,251
Dividends on Federal Home Loan Bank stock            89,643            70,591
Other Interest Income                                 6,588             5,384
                                              _______________   _______________
  Total Interest Income                           6,609,278         5,868,974

Interest Expense
Deposits                                          2,143,909         1,845,499
Repurchase agreements                                95,483            51,244
Other borrowings                                  1,340,474         1,172,303
                                              _______________   _______________
  Total Interest Expense                          3,579,866         3,069,046
                                              _______________   _______________

Net Interest Income                               3,029,412         2,799,928
Provision for loan losses                           120,007           156,304
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    2,909,405         2,643,624

Other Income
Service charges                                     253,507           227,757
Net securities gains                                 11,035            37,439
Net gain on trading securities                         -                    0
Other                                               468,666           330,163
                                              _______________   _______________
  Total Other Income                                733,208           595,359

Other Expenses
Salaries and employee benefits                    1,121,727         1,069,548
Net occupancy expense                               290,583           232,617
Equipment expense                                   213,462           198,337

Goodwill amortization                                74,094            74,094
Other                                               788,973           549,040
                                              _______________   _______________
  Total Other Expenses                            2,488,839         2,123,636
                                              _______________   _______________

Income Before Income Taxes                        1,153,774         1,115,347
Income tax expense                                  410,268           382,986
                                              _______________   _______________
Net Income                                    $     743,506     $     732,361
                                              ===============   ===============

Earnings Per Share
  Basic                                       $         0.27    $         0.31
  Diluted                                     $         0.27    $         0.26


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                   1999              1998
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     279,571     $     451,878
Interest on loans & loans held for sale          18,629,287        15,752,172
Interest on available for sale securities           654,708         1,207,686
Dividends on Federal Home Loan Bank stock           271,481           212,331
Other Interest Income                                17,103            14,762
                                              _______________   _______________
  Total Interest Income                          19,852,150        17,638,829

Interest Expense
Deposits                                          6,431,561         5,630,592
Repurchase agreements                               234,758           154,300
Other borrowings                                  4,157,492         3,481,186
                                              _______________   _______________
  Total Interest Expense                         10,823,811         9,266,078
                                              _______________   _______________

Net Interest Income                               9,028,339         8,372,751
Provision for loan losses                           489,428           546,467
                                              _______________   _______________
  Net Interest Income after Provision
   for Loan Losses                                8,538,911         7,826,284

Other Income
Service charges                                     776,427           741,397
Net securities gains                                 69,525           245,131
Net gain on trading securities                       10,732             1,797
Other                                             1,224,521           904,206

                                              _______________   _______________
  Total Other Income                              2,081,205         1,892,531

Other Expenses
Salaries and employee benefits                    3,509,956         3,506,114
Net occupancy expense                               729,749           675,151
Equipment expense                                   606,425           652,433
Goodwill amortization                               222,280           222,281
Other                                             2,308,172         2,110,501
                                              _______________   _______________
  Total Other Expenses                            7,376,582         7,166,480
                                              _______________   _______________

Income Before Income Taxes                        3,243,534         2,552,335
Income tax expense                                1,163,423           893,343
                                              _______________   _______________
Net Income                                    $   2,080,111     $   1,658,992
                                              ===============   ===============

Earnings Per Share
  Basic                                       $         0.76    $         0.70
  Diluted                                     $         0.74    $         0.62


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended March 31, 1999 and 1998
(Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                            Common     Additional               Comprehensive
                              Preferred    Stock at     Paid in     Retained       Income       Treasury
                                Stock      $1.00 Par    Capital     Earnings       (Loss)         Stock         Total
                            _____________ ___________ ___________ _____________ _____________ _____________ _____________
Balance at June 30, 1997       1,999,980   1,462,909   7,699,883    11,266,984      (334,175)         --      22,095,581
Net income for nine months
 ended March 31, 1998               --          --          --       1,658,992          --            --       1,658,992
Other comprehensive income,
 net of tax: Adjustment of
 valuation reserve for
 securities available for
  sale                              --          --          --            --         233,422          --         233,422

Comprehensive income                --          --          --            --            --            --       1,892,414
Cash dividends declared on
 common stock                       --          --          --        (341,003)         --            --        (341,003)
Cash dividends declared on
 preferred stock                    --          --          --        (104,998)         --            --        (104,998)
Stock Split in the form of a
 dividend                           --       740,807        --        (741,902)         --            --          (1,095)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                              --        32,952     171,064          --            --         (44,988)      159,028
Treasury Stock Purchased            --          --          --            --            --          44,988        44,988
                            _____________ ___________ ___________ _____________ _____________ _____________ _____________
Balance March 31, 1998      $  1,999,980  $2,236,668  $7,870,947  $ 11,738,073  $   (100,753) $          0  $ 23,744,915
                            ============= =========== =========== ============= ============= ============= =============

Balance at June 30, 1998         999,988   2,614,285   9,258,107    12,331,595       (64,448)         --      25,139,527
Net income for nine months
  ended March 31, 1999              --          --          --       2,080,111          --            --       2,080,111
Other comprehensive income,
 net of tax: Adjustment of
 valuation reserve for
 securities available for
 sale                               --          --          --            --        (142,244)         --        (142,244)
Comprehensive income                --          --          --            --            --            --       1,937,867
Cash dividends declared
 on common stock                    --          --          --        (423,940)         --            --        (423,940)
Cash dividends declared
 on preferred stock                 --          --          --         (25,667)         --            --         (25,667)
Preferred Stock Converted
 to Common Stock                (999,988)    136,362     863,626          --            --            --               0
Common stock issued in
 connection with employee
 benefit and stock option
 plans                              --        15,336      68,173          --            --            --          83,509
                            _____________ ___________ ___________ _____________ _____________ _____________ _____________
Balance March 31, 1999      $          0  $2,765,983  $10,189,906 $ 13,962,099  $   (206,692) $          0  $ 26,711,296
                            ============= =========== =========== ============= ============= ============= =============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                      Nine Months Ended
                                                          March 31,
                                                   1999              1998
                                              _______________   _______________
Cash provided by operating activities         $     950,817     $   1,650,521

Cash flows from investing activities:
 FHLB stock purchased                                  --          (1,134,700)
 Available for sale securities purchased        (15,307,160)      (15,331,083)
 Available for sale securities matured            3,169,943         2,265,304
 Available for sale securities sold               6,618,573        26,018,323
 New loans, net of repayments & charge offs     (24,476,252)      (47,512,954)
 Net capital expenditures                          (982,014)         (174,369)
 Assets acquired through foreclosure sold           422,742           161,896
 Real estate held for investment sold                50,000            68,743
                                              _______________   _______________
  Net cash used in investing activities         (30,504,168)      (35,638,840)

Cash flows from financing activities:
 Net change in deposits                          28,686,185         1,049,815
 Net change in repurchase agreements              4,286,107          (657,643)
 Dividends paid                                    (449,607)         (446,001)
 Proceeds from stock issuance                        83,509           215,166
 Net (decrease) increase in advances from
  Federal Home Loan Bank of Boston               (2,328,463)       24,619,182
 Net change in notes payable                       (229,167)         (229,167)
                                              _______________   _______________
  Net cash provided by financing activities      30,048,564        24,551,352
                                              _______________   _______________
  Net increase (decrease) in cash and
   cash equivalents                                 495,213        (9,436,967)

Cash and cash equivalents, beginning of
 period                                          12,151,966        18,774,344
                                              _______________   _______________
Cash and cash equivalents, end of period      $  12,647,179     $   9,337,377
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold

Supplemental schedule of noncash investing activities:

Net change in valuation for unrealized market value adjustments on available for sale

 securities                                        (142,244)          233,422
Net transfer (to) from Loans to Other Real
 Estate Owned                                        97,332            56,325

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                 1,105,000           434,000
Interest paid                                    10,801,119         9,209,376



                     NORTHEAST BANCORP AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                             March 31, 1999

1.   Basis of Presentation
     _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10-K.

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

                                 March 31, 1999             June 30, 1998
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________

Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   597,080  $   598,955   $ 4,696,659  $ 4,698,266
Corporate bonds                202,174      203,949       202,952      203,484
Mortgage-backed securities  17,075,798   16,924,258     7,723,843    7,714,332
Equity securities            1,351,112    1,185,833     1,083,018      992,741
                           ____________ ____________  ____________ ____________
                           $19,226,164  $18,912,995   $13,706,472  $13,608,823
                           ============ ============  ============ ============

                                 March 31, 1999             June 30, 1998
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less    $   497,080  $   497,080   $   347,253  $   347,253
Due after one year through
 five years                    202,174      203,949       452,952      450,984
Due after five years
 through ten years             100,000      101,875     1,100,000    1,103,200
Due after ten years               -            -        2,999,406    3,000,313
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0%
 maturing September 2003 to
 March 2029)                17,075,798   16,924,258     7,723,843    7,714,332
Equity securities            1,351,112    1,185,833     1,083,018      992,741
                           ____________ ____________  ____________ ____________
                           $19,226,164  $18,912,995   $13,706,472  $13,608,823
                           ============ ============  ============ ============

4.   Allowance for Loan Losses
     _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                          Nine Months Ended
                                                              March 31,
                                                         1999          1998
                                                     ____________  ____________
Balance at beginning of year                         $ 2,978,000   $ 2,741,809
Add provision charged to operations                      489,428       546,467
Recoveries on loans previously charged off               136,296       249,202
                                                     ____________  ____________
                                                       3,603,724     3,537,478
  Less loans charged off                                 674,724       449,478
                                                     ____________  ____________
  Balance at end of period                           $ 2,929,000   $ 3,088,000
                                                     ============  ============

5.   Advances from Federal Home Loan Bank
     ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                    March 31, 1999
                     _____________________________________________
                        Principal        Interest       Maturity
                         Amounts          Rates          Dates
                     ______________  _______________  ____________
                     $  37,000,000    4.64% - 5.09%       2000
                         8,000,000    4.85% - 6.27%       2001
                         3,063,078    5.38% - 6.49%       2002
                         5,326,599    5.71% - 6.64%       2003
                         5,721,812    5.69% - 6.67%       2004
                         5,000,000        5.25%           2005
                         4,000,000    5.25% - 6.65%       2006
                        29,000,000    4.89% - 5.68%       2008
                         5,000,000    4.99% - 5.40%       2009
                     ______________
                     $ 102,111,489
                     ==============

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

General
_______

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1998 to March 31,1999, and the results of operations for the three and nine months periods ended March 31, 1999 and 1998. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the condensed consolidated financial statements and the related notes contained herein.

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

Description of Operations
_________________________

Northeast Bancorp (the "Company"), is a unitary savings and loan holding company and is primarily regulated by the Office of Thrift Supervision ("OTS"). The Company has one wholly-owned subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Lewiston, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond and Lisbon Falls, Maine.

Financial Condition
___________________

Total consolidated assets were $353,955,286 on March 31, 1999, which represents an increase of $31,422,693 from June 30, 1998. Total net loans increased by $24,797,491, from June 30, 1998 to March 31, 1999. Cash equivalents and securities increased by $495,213 and $5,254,172, respectively, during the same period. Total deposits and repurchase agreements increased by $32,972,291, while Federal Home Loan Bank ("FHLB") borrowings decreased by $2,328,463 from June 30, 1998 to March 31, 1999.

The funds available from the increase in deposits and repurchase agreements were utilized to support the increase in securities and total net loans as well as repay FHLB borrowings from June 30, 1998 to March 31, 1999.

At March 31, 1999, the carrying value of securities available for sale by the

Bank was $18,912,995, which is $313,169 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed and equity securities from the prices at the time of purchase. The Bank's available for sale securities increased by $5,304,172 from June 30, 1998 to March 31, 1999. The increase was primarily due to purchases of mortgage-backed securities as collateral for the growth in repurchase agreements. The net unrealized loss on mortgage-backed securities was $151,540 at March 31, 1999. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $165,279 in the market value of equity securities to the decline on the market value of the Company's investments in small cap technology stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

Total loans increased by $24,748,491 for the nine months ended March 31, 1999. The loan portfolio growth was in 1-4 family residential and commercial loans. The Bank sold approximately $6,700,000 and $3,000,000 of indirect auto loans in the December 1998 and March 1999 quarters, respectively. The Bank anticipates holding approximately $15,000,000 to $20,000,000 of indirect auto loans in its portfolio and currently holds approximately $12,500,000 as of March 31, 1999. As the Bank continues to grow the indirect auto portfolio, it is the Bank's intent to build relationships with other institutions for future sales of indirect auto loans. The Bank purchased approximately $5,900,000 and $22,000,000 of 1-4 family mortgages in the September 1998 and March 1999 quarters, respectively. The purchase consisted of 1-4 family fixed rate mortgages secured by property located primarily in the State of North Carolina and New York. The continued expansion into new markets diversifies the credit risk and the potential economic risks of the credits held in the Bank's purchased loan portfolio, such that the portfolio is not effected solely by the local State of Maine economy. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank will experience some margin compression due to decreased loan rates.

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

At March 31, 1999, residential real estate mortgages made up 61% of the total loan portfolio, of which 42% of the residential loans are variable rate products, as compared to 65% and 63%, respectively, at March 31, 1998. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At March 31, 1999, 18% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 84% of the portfolio consists of variable rate products. At March 31, 1998, commercial real estate mortgages made up 18% of the total loan portfolio, of which 88% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate.

Commercial loans make up 10% of the total loan portfolio, of which 46% are variable rate instruments at March 31, 1999. At March 31, 1998 commercial loans made up 9% of the total loan portfolio, of which 66% were variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 11% of the loan portfolio as of March 31, 1999 as compared to 8% at March 31, 1998. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. The increase in consumer loans was primarily due to the volume generated from the automobile dealer finance department. This department underwrites all the automobile dealer finance loans to protect credit quality. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

As discussed above, there has been a shift in the mix of the loan portfolio where the Bank is seeing an increase in fixed rate loans. The change in mix is primarily due to market demand, products offered by local competitors and current low economic rates.

The Bank's allowance for loan losses was $2,929,000 as of March 31, 1999 versus $2,978,000 as of June 30, 1998, representing 0.95% and 1.06% of total loans, respectively. The Bank had non-performing loans totaling $1,659,000 at March 31, 1999 compared to $2,248,000 at June 30, 1998. Non-performing loans represented 0.47% and 0.70% of total assets at March 31, 1999 and June 30, 1998, respectively. The Bank's allowance for loan losses was equal to 177% and 132% of the total non-performing loans at March 31, 1999 and June 30, 1998, respectively. At March 31, 1999, the Bank had approximately $646,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $546,000 when compared to the $100,000 at June 30, 1998. The increase was attributed to management downgrading certain loans during its internal review process.

The following table represents the Bank's non-performing loans as of March 31, 1999 and June 30, 1998, respectively:

                                          March 31,       June 30,
                   Description              1999            1998
            _________________________   _____________   _____________
            1-4 Family Mortgages        $   464,000     $   783,000
            Commercial Mortgages          1,033,000         956,000
            Commercial Loans                      0         509,000
            Consumer Installment            162,000               0
                                        _____________   _____________
             Total non-performing       $ 1,659,000     $ 2,248,000
                                        =============   =============


The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


              06-30-98      09-30-98      12-31-98      03-31-99
             ___________   ___________   ___________   ___________
                1.09%         0.89%         1.27%         1.09%


At March 31, 1999, loans classified as non-performing included approximately $578,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.90% as of March 31, 1999. Based on reviewing the credit risk and collateral of delinquent, non-performing and classified loans, management considers the allowance for loan losses to be adequate.

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

In March of 1999 the Bank opened a new branch located on Lisbon Street in Lewiston, Maine as well as a facility on Fundy Road in Falmouth, Maine, which accepts loan applications and offers investment, insurance and financial planning products.

The bank's premises and equipment increased by $440,810 from June 30, 1998 to March 31, 1999. The increase was due to the purchase and replacement of the Bank's mainframe and software as well as the opening of the new Lewiston branch and Falmouth facility.

Other assets increased by $514,078 from June 30, 1998 to March 31, 1999. The increase was primarily due to the increase in capitalized loan servicing rights, accounts receivable and non-marketable investments.

Other liabilities was $2,166,630 as of March 31, 1999, which was a decrease of $563,739 when compared to June 30, 1998. The decrease was primarily due to the reduction in the Bank's escrow account for certified checks and a payable account resulting from the settlement of a loan sale transaction in June of 1998.

Capital Resources and Liquidity
_______________________________

Cash provided by operating activities in the consolidated statements of cash flow decreased by $699,704 from March 31, 1998 to March 31, 1999 as a result of an increase in assets held for sale and a reduction in other liabilities due to transaction timing differences.

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

Total deposits were $212,710,281 and securities sold under repurchase agreements were $9,491,701 as of March 31, 1999. These amounts represent an increase of $28,686,184 and $4,286,107, respectively, compared to June 30, 1998. The increase in deposits was primarily due to the $9,700,000 increase in NOW demand deposits and a $17,000,000 increase in time deposits. The increase in NOW deposits was attributable to the development of a demand account where the interest rate increases as deposit balances increase. The increase in time deposits was primarily due to the offering of rate specials in local Bank markets and increased broker deposits. Brokered deposits represented $12,468,111 of the total deposits at March 31, 1999, which increased by $4,893,401 compared to the $7,574,710 balance as of June 30, 1998. Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates have remained competitive, the rates of return are much higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposits.

Total advances from the FHLB were $102,111,489 as of March 31, 1999, a decrease of $2,328,463 compared to June 30, 1998. The cash received from the increase in the Bank's deposits was utilized to repay FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $32,000,000 over and above the March 31, 1999 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $26,711,296 as of March 31, 1999 versus $25,139,527 at June 30, 1998. Book value per common share was $9.66 as of March 31, 1999 versus $9.23 at June 30, 1998. The total equity to total assets ratio of the Company was 7.55% as of March 31, 1999 and 7.79% as of June 30, 1998.

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

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 1999, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 1999, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                To Be "Well

                                                             Capitalized" Under
                                              For Capital    Prompt Corrective
                               Actual      Adequacy Purposes Action Provisions
                          Amount    Ratio    Amount   Ratio   Amount    Ratio
                         _________ _______ _________ _______ _________ ________
(Dollars in Thousands)
As of March 31, 1999:
Tier 1 (Core) capital
 (to risk weighted
  assets)                $ 25,037  10.60%  $  9,447   4.00%  $ 14,170    6.00%
Tier 1 (Core) capital
 (to total assets)       $ 25,037   7.11%  $ 14,094   4.00%  $ 17,617    5.00%
Total Capital (to risk
 weighted assets)        $ 26,803  11.35%  $ 18,893   8.00%  $ 23,616   10.00%


Results of Operations
_____________________

Net income for the quarter ended March 31, 1999 was $743,506 or basic earnings per share and diluted earnings per share of $0.27. This compares to earnings of $732,361 or basic earnings per share of $0.31 and diluted earnings per share of $0.26 for the quarter ended March 31, 1998. Net income for the nine months ended March 31, 1999 was $2,080,111 versus $1,658,992 for the period ended March 31, 1998. Basic earnings per share were $.76 and diluted earnings per share were $.74 for the nine months ended March 31, 1999 versus basic earnings per share of $.70 and diluted earnings per share of $.62 for the period ended March 31, 1998.

The Company completed the acquisition of Cushnoc during the nine months ended March 31, 1998. The one-time costs associated with the acquisition totaled approximately $283,000 after tax during the nine months ended March 31, 1998. The Company's net operating income, before the aforementioned one-time charge, was $1,941,469, basic earnings per share were $.82 and diluted earnings per share were $.72, for the nine months ended March 31, 1998.

On September 30, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Comparative financial information in the Statements of Changes in Shareholders' Equity for earlier periods have been reclassified in accordance with the requirement of Statement No. 130.

The Company's net interest income was $9,028,339 for the nine months ended March 31, 1999, versus $8,372,751 for the nine months ended March 31, 1998, an increase of $655,588. Total interest income increased $2,213,321 during the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998, resulting primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $1,557,733 for the nine months ended March 31, 1999 resulted primarily from the increased volume of deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the Nine months ended
March 31, 1999 versus March 31, 1998


                                     Difference Due to
                                  Volume            Rate             Total
                              _______________  _______________  _______________
Investments                   $    (382,918)   $    (110,425)   $    (493,343)
Loans                             4,124,310       (1,247,195)       2,877,115
FHLB & Other Deposits              (145,220)         (25,231)        (170,451)
                              _________________________________________________
 Total                            3,596,172       (1,382,851)       2,213,321

Deposits                            725,835           75,134          800,969
Repurchase Agreements                81,851           (1,393)          80,458
Borrowings                          844,249         (167,943)         676,306
                              _________________________________________________
 Total                            1,651,935          (94,202)       1,557,733
                              _________________________________________________
  Net Interest Income         $   1,944,237    $  (1,288,649)   $     655,588
                              =================================================

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

Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 26% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Bank's interest expense. Although the Bank has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume. The net interest margin compression at the Bank has been primarily due to the decrease in loan rates. Loan yields have decreased due to the effect of the Federal Reserve easing the prime lending rate in September and October of 1998 as well as loans within the Bank refinancing to lower current market rates. As of March 31, 1999 the Bank's net loan yields have decreased by 24 basis points when compared to net loan yields at September 30,1998.

Total non-interest income was $733,208 and $2,081,205 for the three and nine months ended March 31, 1999 versus $595,359 and $1,892,531 for the three and nine months ended March 31, 1998. Service fee income was $253,507 and $776,427 for the three and nine months ended March 31, 1999 versus $227,757 and $741,397 for the three and nine months ended March 31, 1998. The $25,750 and $35,030 service fee increase for the three and nine months ended March 31, 1999, respectively, was primarily due to an increase in loan servicing and deposit fee income. Gains from available for sale securities were $11,035 and $69,525 for the three and nine months ended March 31, 1999 versus $37,439 and $245,131 for the three and nine months ended March 31, 1998. The Bank sold a larger volume of its available for sale securities during the three and six month period ended March 31, 1998, taking advantage of the fluctuation in market prices in the mortgage-backed security portfolio.

Other income was $468,666 and $1,224,521 for the three and nine months ended March 31, 1999, which was an increase of $138,503 and $320,315 when compared to other income of $330,163 and $904,206 for the three and nine months ended March 31, 1998, respectively. The increase in other income in the three and nine months ended March 31, 1999, was primarily due to gains from 1-4 family mortgage and indirect auto loan sales.

Total non-interest expense for the Company was $2,488,839 and $7,376,582 for the three and nine months ended March 31, 1999, which was an increase of $365,203 and $210,102, respectively, when compared to total non-interest expense of $2,123,636 and $7,166,480 for the three and nine months ended March 31, 1998. The increase in compensation expense for the three month period ended March 31, 1999 was primarily due to the additional staffing for the new branch opened in Lewiston, Maine and increased costs associated with the Company's health insurance plan. The increase in occupancy expense for the three and nine months ended March 31, 1999 was due to the additional lease expense in opening the new Lewiston branch as well as the Company relocating its benefit administration department and in doing so paid a one time lease penalty to terminate the existing lease contract for that location.

Other expenses increased by $239,933 and $197,671 for the three and nine months ended March 31, 1999, respectively when compared to the three and nine months ended March 31, 1998. The increase in the March 31, 1999 quarter was primarily due to the following: an increase in advertising of $19,000 and an increase in supplies expense of $12,000 due to the opening of the new Lewiston branch; an increase in loan servicing fees of $26,000 due to the fees paid for servicing loans purchased; an increase in professional fees of $90,000 due to increased legal services, courier services, trust consulting services and data operations services; an increase in check item and data processing of $49,000 due to the Company's growth; and an increase of $36,000 in postage, education and other general expenses.

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

The assessment phase has been materially completed, but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan and anticipates its completion by June 30, 1999. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The company has estimated the following costs associated with the Year 2000 issue, (i) computer hardware replacement $40,000, (ii) software replacement $42,000, (iii) testing and administrative costs $94,000, and (iv) potential contingency costs $15,000. As of March 31, 1999, the Company has incurred approximately $37,333 of capitalized purchases and $88,200 of cumulative Year 2000 expenses. These costs are under continuous review and will be revised as needed. There can be no assurance that actual costs will not exceed the Company's estimates. As of March 31, 1999, the Company has replaced its computer mainframe, software and data communication systems as planned to accommodate the growth of the Company through merger and acquisitions. The previous mainframe and software had been fully depreciated through the normal course of its depreciable life and the costs associated with the replacement of these items was in the Company's general business plan for fiscal 1999. The anticipated Year 2000 hardware and software costs indicated above are in addition to the Company's costs associated with the replacement of the mainframe, software and data communication system.

Renovation Phase
----------------
This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside services or third-party software providers, ongoing discussions and monitoring of vendor progress are necessary. The Company has limited out-side services and vendors. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company has completed this phase. However, there can be no assurance that these services or vendors will become Year 2000 compliant in a timely manner.

Validation Phase
----------------
Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company has completed the testing all of its critical systems and has completed this phase.

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

          27  Financial data schedule

(b)       Reports on Form 8 - K
          _____________________
          No reports on Form 8-K have been filed during the quarter ended March 31, 1999.


                                    SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1999                                    NORTHEAST BANCORP


                                          By:      /s/  James D. Delamater
                                               _______________________________
                                                      James D. Delamater

                                                      President and CEO


                                          By :        /s/  Richard Wyman
                                                ______________________________
                                                         Richard Wyman
                                                    Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                            DESCRIPTION

      11         Statement regarding computation of per share earnings

      27         Financial data schedule