Form 10-K
period 1999-06-30
NORTHEAST BANCORP /ME/
filed 1999-09-28
CIK 811831

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For fiscal year ended  June 30, 1999

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 14, 1999, was $24,241,315 based on the last reported sales price of the Company's common stock on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,770,446 shares of the registrant's common stock issued and outstanding as of September 14, 1999.

                          DOCUMENTS INCORPORATED
                               BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                   Form 10-K Part into Which the Document is
   Document                        Incorporated
   ________                        _________________________________________

   Proxy Statement for the         III
   1999 Annual Meeting of
   Shareholders

                                  PART I

Item 1.  Business
_________________

General
_______

Northeast Bancorp, a Maine corporation chartered in April 1987, is a unitary savings and loan holding company whose primary subsidiary and principal asset is Northeast Bank, F.S.B. (the "Bank"). Prior to 1996, the Company operated under the name Bethel Bancorp. The Company, through its ownership of the Bank, is engaged principally in the business of originating and purchasing residential and commercial real estate loans in the State of Maine and its primary source of earnings is derived from the income generated by the Bank. Although historically the Bank has been primarily a residential mortgage lender, it also generates other loans and provides other services and products traditionally furnished to customers by full service banks. The overall strategy of the Company is to increase the core earnings of the Bank by developing strong interest margins, non-interest fee income, and increasing volume by expanding its market area. As of June 30, 1999, the Company, on a consolidated basis, had total assets of approximately $364 million, total deposits of approximately $219 million, and stockholders' equity of approximately $27 million. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The Bank (which was formerly known as Bethel Savings Bank F.S.B. ("Bethel")) is afederally-chartered savings bank which was originally organized in 1872 as a Maine-chartered mutual savings bank. The Bank received its federal charter in 1984. In 1987, Bethel converted to a stock form of ownership and in subsequent years has engaged in a strategy of both geographic and product expansion. In March 1999 the Bank opened a new branch located on Lisbon Street in Lewiston, Maine giving the Bank a total of 12 banking branches. In addition, the Bank has opened a facility in Falmouth, Maine, from which it accepts loan applications and offers investment, insurance, and financial planning products to its customers.

The Bank has broad powers, including the power to engage in non-residential lending activities. In connection with its conversion into a federal savings bank in 1983, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable regulations, except as otherwise determined by the Office of Thrift Supervision ("OTS"), the Bank retains the authority that it was permitted to exercise as a mutual savings bank under the state law existing at the time of the conversion. Historically, Maine-chartered savings banks have had certain lending, investment, and other powers that have only recently been granted to federal savings institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal ("NOW") accounts.

From its 12 retail banking branches located throughout western, central, and the mid-coastal regions of the State of Maine, and through the Bank's subsidiary and other affiliations, the Bank offers its customers access to a broad range of real estate, commercial, and consumer financial products, including, but not limited to loans, deposits, repurchase agreements, investment services, trust services, insurance services, ATM access, debit cards, electronic transfer services, and other services. The Bank believes that the local character of its business and its "community bank" management philosophy allows it to compete effectively in its market area. The Bank has branch locations in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Richmond, and South Paris, Maine.

Strategy
________

Northeast Bancorp's corporate strategy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service, with a view to establishing long-term banking relationships with its customers which will increase the Bank's core earnings by developing strong interest margins, non-interest fee income, and increased loan volume as its market area expands. In keeping with this strategy, the Bank is making a concerted effort to become an all-inclusive financial center that is able to provide its customers with virtually any financial product and service that will meet their needs. In this regard, the Bank assists its clients in assessing their financial needs through its personalized financial planning services. Once the customer's financial needs have been identified, the Bank provides the customer with financial product or service solutions which are the most beneficial to the customer. Management believes that the ability to deliver such personalized service and advice will be one of the primary competitive factors in the financial institutions industry in the future. Accordingly, over the past few years the Bank has invested a substantial amount of resources in developing its ability to offer a high level of personalized service with an emphasis on financial planning and delivery of financial advisory services that are responsive to a broad range of customer needs.

To further support the corporate strategy, the Bank has recently expanded the scope of lending and other financial services that it provides to its customers. In the past, the Bank has focused primarily on its residential mortgage lending business. As a result, its business has historically consisted of attracting deposits from the general public through its retail banking offices and applying those funds principally to the origination, retention, servicing, investing in and selling first mortgage loans on single and multi-family residential real estate. However, during the past several years, the Bank has expanded the scope of its services by placing additional emphasis on:

* consumer lending and small business, home equity, and commercial loans;
* lending funds to retail banking customers by means of home equity and installment loans;
* originating loans secured by commercial property and multi-family dwellings;
   and
* generating indirect dealer consumer loans used for the purchase of mobile homes and automobiles.

Northeast Bancorp also offers to its customers financial planning, investment services and all lines of insurance products through the Bank's subsidiary, Northeast Financial Services Corporation. Northeast Financial Services Corporation, which is located at Northeast Bancorp's headquarters in Auburn, Maine, offers customers access to investment, and annuity products through an arrangement with Commonwealth Equity Services, Inc., an unaffiliated, fully licensed New York securities firm, which licenses the brokers who sell such products and services. It also offers a full line of insurance products to customers through its relationships with several agencies, including one owned by Mr. Kendall who is a director of the company.

Trust services and employee benefit products are provided to Northeast Bancorp customers through Northeast Trust, a division of the Bank. Since 1993, employee benefit products were provided to Northeast Bancorp's customers through First New England Benefits, a division of the Bank ("FNEB"). During fiscal 1999, Northeast Bancorp dissolved FNEB because it could not attain sufficient growth revenue. These services are now provided to customers through the Bank's trust department. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations."

The community banking strategy of Northeast Bancorp emphasizes the development of long-term full banking relationships with customers by providing consistent, high quality service from:

* locally-based decision makers;
* persons who are familiar with the customers' needs, their business environment and competitivedemands; and
* persons who are able to provide personalized financial solutions that are tailored to meet theirneeds in a timely manner.

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, the Bank has expanded its commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, the Bank's business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 1999, the Bank's loan portfolio consisted of 58% residential real estate mortgages, 17% commercial real estate mortgages, 11% commercial loans, and 14% consumer loans. At June 30, 1999, the Bank's lending limit was approximately $4 million. To the extent that customers credit needs exceed the bank's lending limits, the Bank may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

The Bank is subject to examination and comprehensive regulation by the OTS and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston. Although the Bank's deposits are primarily insured through the Bank Insurance Fund, deposits at the Brunswick branch, which represent approximately 24% of the Bank's total deposits, are insured through the Savings Association Insurance Fund.

The principal executive offices of Northeast Bancorp and the Bank are located at 232 Center Street, Auburn, Maine, 04210, and their telephone number is
(207) 777-6411.

Market Area and Competition
___________________________

The Bank is headquartered in Auburn, Maine with full service branches in Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. In addition, the Company maintains a facility in Falmouth, Maine from which it accepts loan applications and offers investment services, insurance, and financial planning products and services. As a result of its recent acquisitions and expansion, the Company's market areas cover western, central and mid-coastal regions of the State of Maine. The Bank's market area is characterized by a diversified economy has experienced moderate growth in recent years.

Market for Services and Competition
___________________________________

Businesses are solicited through the personal efforts of the directors and officers of both Northeast Bancorp and the Bank. Management believes a locally-based independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, Northeast Bancorp believes that it is able to make prudent lending decisions quickly and more equitably than its competitors without compromising asset quality or profitability.

In an effort to attract a broader base of long-term customer relationships and diversity in its banking operations, Northeast Bancorp has recently expanded its focus from primarily seeking residential loan customers to becoming a "one-stop shopping" destination point for our customers full financial needs. Accordingly, during the past few years the Bank has significantly increased the number and type of financial products, loans, and services that it makes available to its customers.

Northeast Bancorp encounters strong competition in its market areas, both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of its business, the Bank competes with other savings banks, commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of the Bank's primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources and have higher lending limits.

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, Northeast Bancorp believes that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance its ability to compete successfully in its market areas. Further, Northeast Bancorp now offers a wide range of financial services to its customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

Regional Economic Environment
_____________________________

The state of Maine's economy in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin, and Sagadahoc counties, has experienced moderate growth.

Subsidiaries
____________

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI) through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board of directors voted to transfer the assets and operations of ASI to the Bank as of July 1, 1996. ASI, the Company's only subsidiary other than the Bank, continues to exist as a separate legal entity, but is now inactive.

The Bank itself has one wholly-owned subsidiary, Northeast Financial Services Corporation, which was organized in 1982. Through Northeast Financial Services Corporation, the Bank has participated in certain real estate development projects. Any proposed development project is examined for its profit potential and its ability to enhance the communities served by the Bank. There are no definitive plans for additional real estate development projects at the present time. At June 30, 1999, investment in and loans to its subsidiary constituted 0.13% of the Company's total assets. This corporation also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth"), a fully licensed New York securities firm, and a variety of insurance agencies, including Kendall Insurance Agency, which allows the Bank to deliver insurance products to its customers, in which the Bank receives a flat fee from the various relationships
for referrals.   Northeast Financial  has not invested in any assets in its business relationship with Commonwealth.

Employees
_________

As of June 30, 1999, the Company and the Bank together employed 128 full-time and 27 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION
__________________________

General
_______

Northeast Bancorp is a savings and loan holding company that is regulated and subject to examination by the OTS. The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank is a member of the Federal Home Loan Bank of Boston and the Bank's deposits are insured by the FDIC.

The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System governing reserves to be maintained against deposits and certain other matters. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws. Any change in applicable laws or regulations, or a change in the ways these laws and regulations are interpreted by regulatory agencies or courts, may have a material adverse impact on the business of Northeast Bancorp and the Bank.

The following information is a summary of some of the laws and regulations applicable to Northeast Bancorp and the Bank. The applicable statutes and regulations are summarized and do not purport to be complete, and are qualified in their entirety by reference to the particular statutes and regulations.

Federal Regulation of Savings and Loan Holding Companies
________________________________________________________

General Limitations.
____________________

Northeast Bancorp is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA") and is registered with the OTS. Northeast Bancorp is subject to OTS regulations, examinations, supervision and reporting requirements. Further, the OTS has enforcement authority over Northeast Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a unitary savings and loan holding company, Northeast Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Supervision and Regulation Federal Regulations of Savings Associations Qualified Thrift Lender Test." Nevertheless, various activities conducted by savings and loan holding companies require OTS authorization.

The HOLA prohibits a savings and loan holding company from directly or indirectly acquiring control (including through an acquisition by merger, consolidation or purchase of assets) of any savings association, or any other savings and loan holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including:

* competitive effects of the transaction;

* financial and managerial resources;

* future prospects of the holding company and its bank or thrift subsidiaries following thetransaction;

* the effect of the acquisition on the risk to the insurance fund; and

* compliance history of such subsidiaries with the Community Reinvestment Act.

Further, a savings and loan holding company may not acquire more than 5% of the voting shares of any savings association unless by merger, consolidation or purchase of assets, each of which requires prior OTS approval. In addition, under other provisions of HOLA, a savings and loan holding company may acquire up to 15% of the voting shares of certain undercapitalized savings associations.

Multiple Savings and Loan Holding Companies.
____________________________________________
At the present time, Northeast Bancorp is a unitary savings and loan holding company. Upon acquisition by Northeast Bancorp of a separate subsidiary savings association, Northeast Bancorp would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the qualified thrift lender test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than:

* furnishing or performing management services for a subsidiary insured institution;

* conducting an insurance agency or an escrow business;

* holding, managing or liquidating assets owned by or acquired from a subsidiary insuredinstitution;

* holding or managing properties used or occupied by a subsidiary insured institution;

* acting as trustee under deeds of trust;

* those activities previously directly authorized by the OTS by regulation as of March 5, 1987 tobe engaged in by multiple savings bank holding companies; or

* subject to prior approval of the OTS, those activities authorized by the Federal Reserve Boardas permissible investments for bank holdings companies.

These restrictions do not apply to a multiple savings bank holding company if
(a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are qualified thrift lenders.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (a) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (b) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary with regard to the extent to which they permit interstate savings and loan holding company acquisitions. Northeast Bancorp currently is not a party to any discussions with any acquisition targets which would make Northeast Bancorp a multiple savings and loan holding company.

Safety and Soundness.
_____________________

Under federal law, the Director of the OTS is authorized to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

* limit the payment of dividends by the savings institution to its parent holding company;

* limit transactions between the savings institution, the holding company and the subsidiaries oraffiliates of either; or

* limit any activities of the savings institution that might create a serious risk that the liabilities ofthe holding company and its affiliates may be imposed on the savings institution.

Federal Regulation of Savings Institutions
__________________________________________

Business Activities.
____________________

The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act and the rules and regulations issued by the OTS and the FDIC pursuant to these acts. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

Capital Requirements.
_____________________

The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios.

The leverage limit requires that a savings association maintain core capital of at least 3% of its adjusted total assets. For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible mortgage servicing rights. Core capital includes common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, minus intangibles, plus certain mortgage servicing rights and certain goodwill arising from prior regulatory accounting practices.

Certain mortgage servicing rights are not deducted in computing core and tangible capital. Prior to August 10, 1998, generally, the lower of 90% of the fair market value of readily marketable mortgage servicing rights, or the current unamortized book value as determined under GAAP could be included in core and tangible capital up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. Effective August 10, 1998, the OTS increased the maximum amount of mortgage servicing rights that are includable in regulatory capital from 50% to 100% of core capital.

In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks, which are generally more limited than activities permissible for savings associations and their subsidiaries, must be deducted. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association.

The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets, provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased mortgage servicing rights included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). For purposes of the tangible capital requirement, adjusted total assets are calculated on the same basis as the leverage limit. Tangible capital is defined in As of June 30, 1999, the Bank was in compliance with these requirements. The balances maintaine the same manner as core capital, except that all intangible assets must be deducted.

The risk-based requirement promulgated by the OTS pursuant to the HOLA, tracks the standard applicable to national banks, except that the OTS may determine to reflect interest rate and other risks not specifically included in the national bank standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the Office of the Comptroller of the Currency standard for national banks. The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes (a) cumulative perpetual preferred stock; (b) mutual capital certificates, income capital certificates and net worth certificates; (c) nonwithdrawable accounts and pledged deposits to the extent not included in core capital; (d) perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and (e) general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. See Item 8. "Financial Statements and Supplementary Data - Footnote 10."

In determining the amount of risk-weighted assets, savings associations must assign balance sheet assets to one of four risk-weight categories, reflecting the relative credit risk inherent in the asset. Off-balance-sheet items are assigned to one of the four risk-weight categories after a credit conversion factor is applied.

OTS regulations add an interest rate risk component to the 8% risk-based capital requirement discussed above. Only savings associations with more than a normal level of interest rate risk are subject to these requirements. Specifically, savings associations with interest rate risk exposure in excess of 2% (measured in accordance with an OTS Model and Guidelines) must deduct an interest rate risk component from total capital prior to calculating their risk-based capital ratios. The interest rate risk component is calculated as one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the market value of the institution's assets. This deduction will have the effect of requiring savings associations with interest rate risk exposure of more than 2% to hold more capital than those with less than 2% exposure. On August 21, 1995, the OTS adopted and approved an appeal process, but delayed the interest rate risk capital deduction indefinitely.

Under OTS rules, savings associations are required to comply with an overlapping set of regulatory capital standards, as follows: (i) Tangible equity: to be deemed other than "critically undercapitalized", the minimum ratio, as a percentage of tangible assets, is 2%; (ii) Tier 1 or leverage capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of adjusted total assets, are 4% or 5%, respectively; (iii) Tier 1 risk-based capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of risk-weighed assets, are 4% or 6%, respectively; and (iv) Total risk-based capital: to be deemed "adequately capitalized" or "well capitalized", the minimum ratios, as a percent of risk-weighted assets, are 8% or 10%, respectively.

Any insured depository institution which falls below minimum capital standards must submit a capital restoration plan. In general, undercapitalized institutions will be precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Savings institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital;
(ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the institution is located;
(iv) divest or liquidate any subsidiary which the OTS determines poses a significant risk; (v) order a new election for members of the board of directors; (vi) require the dismissal of a director or senior executive officer, or (vii) take such other action as the OTS determines is appropriate. Under federal law, the OTS is required to appoint a conservator or receiver for a critically undercapitalized institution no later than 9 months after the institution becomes critically undercapitalized, subject to a limited exception for institutions which are in compliance with an approved capital plan and which the OTS and the FDIC certify are not likely to fail.

Federal banking law prohibits any depository institution that is not well capitalized from accepting deposits through a deposit broker. Previously, only troubled institution were prohibited from accepting brokered deposits. The FDIC may allow adequately capitalized institutions to accept brokered deposits for successive periods of up to 90 days. Further, undercapitalized institutions are prohibited from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted.

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may be inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

Loans to One Borrower.
______________________

Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, a savings association may lend to a single borrower or group of related borrowers, on an unsecured basis, in an amount not greater than 15% of its unimpaired capital and unimpaired surplus. An additional amount, not greater than 10% of the savings association's unimpaired capital and unimpaired surplus, may be loaned if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. The OTS also may impose more stringent limits on an association's loans to one borrower, if it determines that such limits are necessary to protect the safety and soundness of the institution.

Qualified Thrift Lender Test.
_____________________________

All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it meets either (a) has invested at least 65% of its "portfolio assets" in qualified thrift investments and maintains this level of "qualified thrift investments" on a monthly average basis in the nine of every twelve months, or (b) the test for being a domestic building and loan association, as that term is defined in Section 7701(a) (19) of the Internal Revenue Code of 1986, as amended.

The term "portfolio assets" under the QTL test is defined as savings institutions total assets less (i) intangibles, (ii) properties used to conduct business, and (iii) liquid assets (up to 20% total assets). The following asset may be included as "qualified thrift investments" without limit: (1) domestic residential housing or manufactured housing loans, (2) home equity loans and mortgage backed securities backed by residential housing and manufactured housing loans, (3) FHLB stock, (4) certain obligations of the FDIC and certain other related entities, and (5) education, small business, and credit card loans. In addition, the following assets, which may be included in the aggregate amount of up to 20% of portfolio assets, also constitute qualified thrift investments: (I) 50% of originated residential mortgage loans sold within 90 days of origination, (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from hosing-related activities, (iii) 200% of certain loans to, and investment in, low cost one-to-four family housing, (iv) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low-and moderate-income families are not met, (v) other loans for churches, schools, nursing homes and hospitals, and (vi) personal, family, or household loans (other than education, small business, or credit card loans).

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies. A savings association may requalify the next time it meets the requirement in nine of the preceding twelve months, but it may requalify only one time. If an institution that fails the QTL test and has not yet requalified or converted to a national bank charter, the savings institution is immediately ineligible to receive any new FHLB advances, and is subject to national bank limits for payment of dividends. Further, it may not establish a branch office at any location at which a national bank located in the savings association's state could not establish a branch. In addition, within one year of the loss of QTL status, the holding company of the savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

These penalties do not apply to a federal savings association, such as the Bank, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

Limitation on Capital Distributions.
____________________________________

OTS regulations impose limitations upon all capital distributions by savings institutions, including:

* cash dividends;

* payments to repurchase or otherwise acquire its shares;

* payments to stockholders of another institution in a cash-out merger; and

* other distributions charged against capital.

OTS rules establish three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as the term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity.
__________

The Bank is required to maintain an average daily balance of "liquid assets" equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets are cash, certain time deposits, bankers' acceptances, highly rated corporate debt securities and commercial paper, securities of certain government mutual funds, reserves maintained pursuant to Federal Reserve Board requirements, and specified government, state or federal agency obligations. The liquidity requirement may vary from time to time, between 4% and 10%, depending on economic conditions and savings flows of all savings associations. At June 30, 1999, OTS regulations required savings associations, such as the Bank, to maintain liquid assets equal to not less than 4% of its net withdrawable deposit accounts and borrowing payable in one year or less.

Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. OTS rules include a separate additional requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Adequate liquidity may vary from institution to institution depending on a thrift's asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers. At June 30, 1999, the Bank was in compliance with the liquidity ratio regulatory requirements.

Community Reinvestment Act and Fair Lending Laws.
_________________________________________________

Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure of a savings association to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating under the current regulations in its most recent federal examination by the OTS.

The Bank Secrecy Act and Money Laundering Laws.
_______________________________________________

The Bank Secrecy Act was enacted by Congress in 1970. This act requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service for each transaction in currency of more than $10,000 not exempted by the United States Treasury Department.

The Money Laundering Prosecution Improvements Act requires financial institutions, typically banks, to verify and record the identity of the purchaser upon the issuance or sale of bank checks or drafts, cashier's checks, traveler's checks, or money orders involving $3,000 or more in cash. Institutions also must verify and record the identity of the originator and beneficiary of certain funds transfers.

Branching.
__________

Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act, the Bank is authorized to branch on a nationwide basis. Branching by savings associations also is subject to other regulatory requirements, including compliance with the Community Reinvestment Act and its implementing regulations.

Transactions with Related Parties.
__________________________________

The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with the Bank, including Northeast Bancorp and any non-savings institution subsidiaries) or to make loans to certain insiders of the Bank or Northeast Bancorp, is limited by Sections 23A and 23B of the Federal Reserve Act.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Loans to Officers, Directors, and Principal Stockholders.
_________________________________________________________

Sections 22(g) and 22(h) of the Federal Reserve Act and the rules and regulations issued under that act are applicable to loans from a savings association to any of the following persons:

* an executive officer of a savings association;

* a director of a savings association;

* a principal stockholder of a savings association (i.e., any person who directly or indirectly, oracting through or in concert with one or more persons, owns, controls, or has power to votemore than 10% of any class of voting securities of a savings association);

* any company controlled by an executive officer, director or principal stockholder of a savings association; and

* any political or campaign committee which is controlled by, or which will benefit any executive officer, director or principal stockholder.

Among other things, such loans must be made on terms substantially the same as those prevailing on comparable transactions made to unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to such persons must first be approved in advance by a disinterested majority of a savings association's entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an insured institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) establishes additional limitations on loans to executive officers.

Changes in Directors and Senior Executive Officers.
___________________________________________________

Section 32 of the Federal Deposit Insurance Act, as amended by the 1996 Act, requires a depository institution or holding company of a depository institution to give 30 days prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove the proposed appointment.

Permissible Loans and Investments.
__________________________________

Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (1) loans made on the security of residential and nonresidential real estate, (2) commercial loans (up to 20% of assets, the last 10% of which must be small business loans), (3) consumer loans (subject to certain percentage of asset limitations), and (4) credit card loans. The lending authority of federally chartered associations is subject to various OTS requirements, including, as applicable, requirements governing loan-to-value ratio, percentage-of-assets limits, and loans to one borrower limits. In September 1996, the OTS substantially revised its investment and lending regulations eliminating many of their specific requirements in favor of a more general standard of safety and soundness.

Federally chartered savings associations may invest, without limitation, in the following assets: (1) obligations of the United States government or certain agencies thereof; (2) stock issued or loans made by FHLB or the FNMA; (3) obligations issued or guaranteed by the FNMA, the Student Loan Marketing Association, the GNMA, or any agency of the United States Government; (4) certain mortgages, obligations, or other securities that have been sold by the FHLMC; (5) stock issued by a national housing partnership corporation; (6) demand, time, or savings deposits, shares, or accounts of any insured depository institution; (7) certain "liquidity" investments approved by the OTS to meet liquidity requirements; (8) shares of registered investment companies, the portfolios of which are limited to investments that a federal association is otherwise authorized to make; (9) certain MBS; (10) general obligations of any state of the United States or any political subdivision or municipality thereof, provided that not more than 10% of a savings association's capital may be invested in the general obligations of any one issuer; (11) loans secured by residential real property; (12) credit card loans; and (13) educational loans. Federally chartered savings associations may invest in secured or unsecured loans for commercial, corporate, business, or agricultural purposes, up to 20% of assets, provided that the last 10% is invested in small business loans. The HOLA also limits a federal savings association's aggregate nonresidential real property loans to 400% of the savings association's capital as determined pursuant to the OTS's capital requirements. See "Supervision and Regulation Federal Regulation of Savings Associations Capital Requirements." The OTS may allow a savings association to exceed the aggregate limitation, if the OTS determines that exceeding the limitation would pose no significant risk to the safe and sound operations of the association and would be consistent with prudent operating practices. Federally chartered savings associations also are authorized by the HOLA to make investments in consumer loans, business development credit corporations, certain commercial paper and corporate debt securities, service corporations, and small business investment companies. All of these types of investments are subject to percentage-of-assets and various other limitations.

Service Corporations.
_____________________

The HOLA authorizes federally chartered savings associations, such as the Bank, to invest in the capital stock, obligations, or other securities of service corporations. The HOLA authorizes a savings association to invest up to a total of 3% of its assets in service corporations. The last 1% of the 3% statutory investment limit applicable to service corporations must be primarily invested in community development investments drawn from a broad list of permissible investments that include, among other things: (1) government guaranteed loans, (2) loans for investment in small businesses, (3) investments in revitalization, and rehabilitation projects, and (4) investments in low- and moderate-income housing developments.

Service corporations are authorized to engage in a variety of preapproved activities, some of which (e.g., securities brokerage and real estate development) are ineligible activities for the parent savings association. The OTS regulations implementing the service corporation authority contained in the HOLA also provide that activities reasonably related to the activities of a federally chartered savings association may be approved on a case-by-case basis by the Director of the OTS.

Operating Subsidiaries.
_______________________

All federal savings associations are authorized to establish or acquire one or more operating subsidiaries. Operating subsidiaries are subject to examination and supervision by the OTS to the same extent as the parent thrift. An operating subsidiary is a corporation that meets all of the following requirements: (1) it engages only in activities that a federal savings association is permitted to engage in directly; (2) the parent savings association owns, directly or indirectly, more than 50% of the subsidiary's voting stock; and (3) no person or entity other than the parent thrift may exercise effective operating control over the subsidiary. While a savings association's investment in its service corporations is generally limited to an amount that does not exceed 3% of the parent savings association's total assets, OTS regulations do not limit the amount that a parent savings association may invest in its operating subsidiaries. Operating subsidiaries may be incorporated and operated in any geographical location where its parent may operate. An operating subsidiary that is a depository institution may accept deposits in any location, provided that the subsidiary has federal deposit insurance.

Enforcement.
____________

Under the Federal Deposit Insurance Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such actions under certain circumstances.

Standards for Safety and Soundness.
___________________________________

The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the act. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Further, the guidelines address (a) internal controls and information systems; (b) internal audit system; (c) credit underwriting; (d) loan documentation; (e) interest rate risk exposure; (f) asset growth; and (g) compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by these guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Prompt Corrective Regulatory Action
___________________________________

Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 3.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized."

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notices that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of June 30, 1999, the Bank was considered to be well capitalized.

Insurance of Deposit Accounts and Assessments
_____________________________________________

The Bank's deposits are insured by the FDIC through the bank insurance fund ("BIF") and the savings association insurance fund ("SAIF") for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. The FDIC establishes premium assessment rates for BIF and SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year, provided, however, that the FDIC may not collect more than is necessary to reach or maintain the BIF's and SAIF's designated reserve ratio and must rebate any excess collected. Under the FDIC's risk-based insurance system, BIF and SAIF-assessable deposits are now subject to premiums of between 0 to 27 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors.

To arrive at a risk-based assessment for each bank and thrift, the FDIC places the institution in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three groups (well-capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio (the ratio of total capital to risk-weighted assets), a 6% tier 1 risk-based capital ratio (the ratio of tier 1 core capital to risk-weighted assets), and a 5% leverage capital ratio (the ratio of core capital to adjusted total assets). An adequately capitalized institution has at least an 8% total risk-based capital ratio, a 4% tier 1 core risk-based capital ratio, and a 4% leverage capital ratio. An undercapitalized institution is one that does not meet either the definition of well-capitalized or adequately capitalized.

The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding BIF and SAIF assessment rates are as follows:

                                         Supervisory Subgroup
Meets numerical standards for:
                                        A          B       C
                                        _          _       _
  Well-capitalized . . . . . . . . .    0          3      17
  Adequately capitalized . . . . . .    3         10      24
  Undercapitalized . . . . . . . . .   10         24      27

For purposes of assessments of FDIC insurance premiums, the Bank is a well-capitalized institution as of June 30, 1999. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

As an insurer, the FDIC issues regulations and conducts examinations of its insured members. Insurance of deposits by the FDIC may be terminated by the FDIC, after notice and hearing, upon a finding that an institution (a) has engaged in unsafe and unsound practice, (b) is in an unsafe and unsound condition to continue operations, or (c) has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance.

Brokered Deposits
_________________

Only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, well-capitalized banks may accept brokered deposits without restriction, adequately capitalized banks may accept brokered deposits without a waiver from the FDIC (subject to certain restrictions on payments of rates), while undercapitalized banks may not accept brokered deposits.

Federal Home Loan Bank System
_____________________________

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional banks. FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in that institution in an amount at least equal to 1% of the aggregate principal amount of the Bank's unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Boston, whichever is greater.

Federal Reserve System
______________________

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transactions (primarily NOW and regular checking accounts). As of June 30, 1999, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Federal Securities Laws
_______________________

Northeast Bancorp's common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, Northeast Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

Maine Law
_________

Northeast Bancorp and the Bank are headquartered in, and qualified to do business in the State of Maine. Accordingly, the Maine Bureau of Banking has the authority to impose certain regulations and the power to examine both the Bank and Northeast Bancorp. In addition to approvals from federal regulatory agencies, Northeast Bancorp may be required to seek approval of the Maine Bureau of Banking prior to engaging in certain extraordinary transactions.

Legislation
___________

Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks, and other financial institutions. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted, and there can be no assurance of the effect that any legislation that is enacted would have on Northeast Bancorp, the Bank, and its affiliates. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time and could adversely affect Northeast Bancorp, the Bank, and its affiliates.

Statistical Disclosure
______________________

The additional statistical disclosure describing the business of the Company and the Banks required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is provided in Item 8b.

Forward-Looking Statements
__________________________

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, such as statements relating to, among other things, the financial conditions and prospects of the Company and its subsidiaries, loan loss reserve adequacy, Year 2000 readiness, market risks and simulation of changes in interest rates, results of operations, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of regulation and competition, statements of plans or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company) which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

   (a) general economic conditions becoming less favorable than expected, either nationally or in the markets where the Company or its subsidiaries offer their financial products or services, resulting in, among other things, a deterioration of credit quality or in a decreased demand for the Company's products or services;

   (b) competitive pressure in the banking and financial services industry increasing significantly and, more particularly, competition in the Company's market areas as described under "Business Market for Services and Competition";

   (c) changes in the interest rate environment which reduces margins, including those described under " Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition";

   (d) the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Conditions," and " Results of Operations";

   (e) changes in political conditions or changes occurring in the legislative or regulatory environment, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

   (f) the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;

   (g) changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

   (h) money market and monetary fluctuations, and changes in inflation or in the securities markets;

   (i) technological changes and factors relating to the Year 2000 issues, including those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000";

   (j) future acquisitions and the integration of acquired businesses and assets;

   (k) changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

   (l) the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

   (m)  unanticipated litigation, regulatory, or other judicial proceedings;

   (n) the success of the Company at managing the risks involved in the foregoing;

   (o) other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's results are strongly influenced by general economic conditions in its market areas in the western, central, and mid-coastal regions of the State of Maine. A deterioration in these conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company's performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers. Such changes could adversely impact the Company's financial results. See "Item 1. Business Supervision and Regulation."

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition," " Results of Operations," and " Market Risk."

Item 2.  Properties
___________________

The executive and administrative offices of the Company and the Bank are located at 232 Center Street, Auburn, Maine and consist of two floors, containing a lobby, executive and customer service offices, teller stations, and vault operations. These office facilities are subject to a lease which expires in 2007, with an option to renew the lease for 2 additional 10-year terms.

The Bank has 12 branching locations, including the banking facility located at its executive offices. The branches located in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Augusta (Western Avenue), and Lisbon, Maine, are owned by the Bank in fee simple. In addition to the Auburn facilities, the branches located in Augusta (Bangor Street) and South Paris and Lewiston, Maine are leased by the Bank. The Bank also owns in fee simple certain real property and improvements located in Auburn and Falmouth, Maine at which various loan and non-banking services as well as accounting and operations functions of the Company and the Bank are performed. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate.

Item 3.  Legal Proceedings
__________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 1999.

Item 4a.   Executive Officers of the Regisrant
______________________________________________

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

  Name                   Age          Position with Company and/or Bank
  ____                   ___          _________________________________
James D. Delamater. . . . 47     President and Chief Executive Officer (1)
A. William Cannan . . . . 57     Executive Vice President and Chief Operating
                                 Officer (1)
Philip C. Jackson . . . . 55     Senior Vice President of Bank Trust Operations
Richard E. Wyman, Jr. . . 43     Chief Financial Officer (1)
Gary Berlucchi. . . . . . 53     Senior Vice President of Bank - Operations
Marilyn Wyman . . . . . . 48     Senior Vice President of Bank Human Resources
A.Daniel Keneborus. . . . 58     Senior Vice President of Bank Commercial
                                 Lending
Marcel Blais. . . . . . . 40     Senior Vice President of the Bank - Sales
                                 Manager
Suzanne Carney. . . . . . 32     Clerk
________________
(1) Each of these individuals serve both the Company and the Bank in the same capacities as indicated above.

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

Richard E. Wyman, Jr. has been the Chief Financial Officer of the Company and the Bank since 1992.

Gary Berlucchi has been the Senior Vice President of the Bank - Operations since January 1999. From 1972 to 1995, Mr. Berlucchi was a Vice President of Casco Northern Bank, N.A., in operations and credit policy. Previous to joining Northeast Bank, Mr. Berlucchi was self-employed as a financial consultant.

Marilyn Wyman has been the Senior Vice President of the Bank - Human Resources since 1987. From 1982 to 1987, she served as the Executive Vice-President and Administrative Vice-President of the Bank's predecessor, Bethel Savings Bank.

A. Daniel Keneborus has been the Senior Vice President of the Bank - Commercial Lending since October 1998. Mr. Keneborus served as Vice President, Casco Northern Bank from 1976 to 1990, Vice President Commercial Lending of Peoples Heritage from 1990 to 1992, and Vice President Commercial Lending for Shawmut Bank from 1993 to 1997.

Marcel Blais has been the Senior Vice President of the Bank - Retail Lending since 1998. Mr. Blais joined the Company in 1997 as the Vice President of the Bank - Branch Administration. Prior to joining the Company he served as Vice President of Atlantic Bank from 1995 to 1997, and as Vice President - Branch

Manager of Casco Bank from 1977 until 1995.

Suzanne Carney has been Clerk of the Bank since March 1999 and has been with the company since 1994 in the Accounting Division.

                            Part II

Item 5.  Market Prices of Common Stock and Dividends Paid
         ________________________________________________

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol NBN. As of the close of business on September 14, 1999, there were approximately 2,770,446 of shares of common stock outstanding held by approximately 486 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 1999 and 1998. All information set forth on the table below has been revised to reflect a 50% stock dividend paid December 15, 1997.


    1998-99        High     Low     Div Pd
_______________   ______   ______   ______
Jul 1 - Sep 30     16.13     9.75     .053
Oct 1 - Dec 31     11.25     8.00     .053
Jan 1 - Mar 31     11.50     9.88     .053
Apr 1 - Jun 30     11.00     9.50     .053

    1997-98        High     Low     Div Pd
_______________   ______   ______   ______
Jul 1 - Sep 30     13.33     9.66     .053
Oct 1 - Dec 31     18.66    18.50     .053
Jan 1 - Mar 31     19.50    17.00     .053
Apr 1 - Jun 30     18.00    15.00     .053


The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors, including the ability of the Bank to pay dividends to the Company, the amount of cash on hand, and any obligations to pay dividends to holders of its preferred stock.


Item 6.  Selected Financial Data
         _______________________

                                      At or for the Year Ended June 30,
                               ________________________________________________
                                 1999      1998      1997      1996      1995
                               ________  ________  ________  ________  ________

                               (Dollars in thousands except for Per Share Data)
Selected Operations Data:
 Interest income               $ 26,857  $ 24,283  $ 21,936  $ 20,105  $ 18,953
 Interest expense                14,550    12,810    11,291    10,087     8,841
                               ________  ________  ________  ________  ________
 Net interest income             12,307    11,473    10,645    10,018    10,112
 Provision for loan losses          610       706       614       639       691
 Other operating income (1)       2,621     2,384     1,827     1,909     1,760
 Net securities gains                95       288       259       279       419
 Other operating expenses (2)    10,570     9,732     9,718     9,536     9,093
                               ________  ________  ________  ________  ________
 Income before income taxes       3,843     3,707     2,399     2,031     2,507
 Income tax expense               1,433     1,303       909       738       878
                               ________  ________  ________  ________  ________
 Net income                    $  2,410  $  2,404  $  1,490  $  1,293  $  1,629

Consolidated Per Share Data(3):
 Net income:
  Basic                        $   0.88  $   1.00  $   0.63  $   0.56  $   0.77
  Diluted                      $   0.86  $   0.86  $   0.56  $   0.50  $   0.66
 Cash dividends                $   0.21  $   0.21  $   0.21  $   0.16  $   0.11
Selected Balance Sheet Data:
 Total assets                  $364,383  $322,533  $284,077  $244,782  $231,856
 Loans receivable               318,986   282,031   222,682   187,210   187,777
 Deposits                       219,364   184,024   172,921   164,855   168,682
 Borrowings                     104,569   105,433    81,793    54,140    38,274
 Total stockholders' equity      26,683    25,140    22,096    20,364    19,388
Performance Ratios:
 Return on average assets         0.71%     0.83%     0.57%     0.55%     0.71%
 Return on average equity         9.18%    10.35%     7.05%     6.31%     8.81%
 Average equity to average
  total assets                    7.73%     7.99%     8.09%     8.67%     8.10%
 Efficiency Ratio (4)            70.36%    68.80%    76.33%    78.13%    73.98%
 Net Interest Margin              3.30%     3.63%     3.83%     4.04%     4.28%
 Common dividend payout
  ratio (3)                      24.42%    24.42%    37.50%    32.00%    16.67%
Asset Quality Ratios:
 Allowance for loan losses
  to total loans                  0.93%     1.07%     1.25%     1.50%     1.44%
 Allowance for loan losses to
  non-performing loans          255.59%   132.47%    95.18%    86.77%   100.15%
 Net charge-offs to average
 loans                            0.23%     0.20%     0.32%     0.29%     0.42%


 (1) Includes fees for services to customers and sale of loans.
 (2) Includes salaries, employee benefits, occupancy, equipment and other expenses.
 (3) Per share data include restatement to reflect (a)100% stock dividend paid in December 1995, (b) a 50% stock dividend paid in 1997, and (c) adoption of FASB No. 128 "Earnings Per Share" and its retroactive application to periods prior to and including 1997. The selected financial data for the years 1997 to 1995 has been restated to include Cushnoc Bank's financial information in accordance with the pooling of interests accounting method due to a merger.
 (4) Non-interest expense divided by net interest income plus non-interest income.

Item 7.  Management's Discussion of Financial Condition and Results of
         _____________________________________________________________
         Operations
         __________

Management's Discussion and Analysis
____________________________________
DESCRIPTION OF OPERATIONS
_________________________
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company has one wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. In March of 1999 the Bank opened a new branch located on Lisbon Street in Lewiston, Maine as well as a facility on Fundy Road in Falmouth, Maine, which accepts loan applications and offers investment, insurance and financial planning products. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 24% of the Bank's total deposits at June 30, 1999.

Northeast Bancorp through its subsidiary, Northeast Bank and it's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiary is considered by management to be aggregated in one reportable operating segment.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1998 to June 30, 1999, and the results of operations for the fiscal years ended June 30, 1999, 1998, and 1997. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

FINANCIAL CONDITION
___________________
The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins and non-interest fee income, by increasing deposit and loan volume through a larger market area as well as increasing sales in the Company's financial service departments.

The state of Maine's economy in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin and Sagadahoc counties, has experienced moderate growth over the previous two years. The banking business has become increasingly competitive over the past several years. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. The Bank believes that the local character of its business and its "community bank" management philosophy enhances its ability to compete in its market areas. The Company has continuously enhanced its product lines and now provides a wide range of financial services such as loans and deposits, investments through its relationship with Commonwealth Financial Services, Inc., employee retirement benefits and trust services through the Bank's trust department, and provides insurance products through its affiliation with local insurance agencies.

The Company believes that its level of capital is adequate and with its current capital plan will support future growth and development as well as allow for additional provisions to the allowance for loan losses, if needed, without significant impairment of the financial stability of the Company. As of June 30,1999, the Company's total equity represents 7.32% of its total assets. The Company's assets totaled $364,382,905 as of June 30, 1999, an increase of $41,850,311 compared to June 30, 1998, primarily due to loan growth. Loan volume was enhanced during the 1999 fiscal year due to residential whole loan purchases on the secondary market, increased commercial loans, and automobile dealer finance loans. The increase in loans was funded with increased deposits and securities sold under repurchase agreements. The Company has focused its business development efforts on full service credit packages and financial services, as well as competitively priced mortgage packages.

The Bank's loan portfolio had a balance of $318,986,247 as of June 30, 1999, which represents an increase of $36,955,297 compared to June 30, 1998. From June 30, 1998 to June 30, 1999, the loan portfolio increased by $18,525,570 in real estate mortgage loans, $10,683,891 in consumer and other loans, and by $7,745,836 in commercial loans. During fiscal 1999, the Bank purchased $27,913,995 of residential whole loans on the secondary market. The purchase consisted of 1-4 family fixed rate mortgages secured by property located primarily in the States of North Carolina and New York. The continued expansion into new markets diversifies the credit risk and the potential economic risks of the credits held in the Bank's loan portfolio, such that the portfolio is not affected solely by the State of Maine economy. The Bank sold $9,825,932 of indirect auto loans in fiscal 1999. The Bank anticipates holding approximately $15,000,000 to $20,000,000 of indirect auto loans in its portfolio and currently holds $18,143,379 as of June 30, 1999. As the Bank continues to grow the indirect auto loan portfolio, it is the Bank's intent to build relationships with other institutions for future sales of indirect auto loans. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates have adversely affected the Bank's ability to increase the loan portfolio. In the effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates and anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

The loan portfolio contains elements of credit and interest rate risk. The Bank historically has loaned within its local market areas, which management believes helps it to better evaluate credit risk. As the Bank expands its purchase of loans in other states, management researches the strength of the economy in the respective state and underwrites every loan before purchase. These steps are taken to better evaluate and minimize the credit risk of out-of-state purchases.

At June 30, 1999, residential real estate mortgages made up 58% of the total loan portfolio and 40% of the residential loans are variable rate products, as compared to 61% and 54%, respectively, at June 30, 1998. It has traditionally been management's intent to increase the proportion of variable rate residential real estate loans during a rising rate environment to reduce the interest rate risk in this area. The Bank has historically purchased adjustable rate residential loans and sold fixed rate residential loans. However, during fiscal 1999, the Bank purchased fixed rate residential loans. This purchase improved the Company's asset/liability management position during the declining rate environment earlier in the fiscal year. Interest rates began to rise late in the fiscal year. Due to this changing interest rate environment, management will again pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At June 30, 1999, 17% of the Bank's total loan portfolio is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 84% of the portfolio consists of variable rate products. At June 30, 1998, commercial real estate mortgages made up 17% of the total loan portfolio, in which 88% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market areas as well as maintaining a well collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio at June 30, 1999. Variable rate loans comprise 43% of this loan portfolio at June 30, 1999. At June 30, 1998 commercial loans made up 10% of the total loan portfolio, of which 59% of the balance was variable rate instruments. Variable rate commercial loans have decreased during fiscal 1999, when compared to 1998, due to the increased market demand for fixed rate loans. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 14% of the total loan portfolio as of June 30, 1999 which compares to 12% at June 30, 1998. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk because of minimal security. As stated previously, the increase in consumer loans was primarily due to the volume generated from the automobile dealer finance department. This department underwrites all the automobile dealer finance loans to protect credit quality. The Bank typically pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Banks's allowance for loan losses was $2,924,000 as of June 30, 1999 versus $2,978,000 as of June 30, 1998, representing 0.92% and 1.06% of total loans, respectively. The Bank had non-performing loans totaling $1,144,000 and $2,248,000 at June 30, 1999 and 1998, which was 0.36% and 0.80% of total loans, respectively. Non-performing loans and other real estate owned represented 0.37% and 0.81% of total assets at June 30, 1999 and 1998, respectively. Non-performing loans are generally loans ninety days delinquent or greater for which the Bank does not accrue interest income. The Bank's allowance for loan losses was equal to 256% and 132% of the total non-performing loans at June 30,

1999 and 1998, respectively. The following table represents the Bank's non-performing loans as of June 30, 1999 and 1998:


              Description           June 30, 1999       June 30, 1998
         _____________________     _______________     _______________
         1-4 Family Mortgages      $     293,000       $     783,000
         Commercial Mortgages            654,000             956,000
         Commercial Loans                      0             509,000
         Consumer Installment            197,000                   0
                                   _______________     _______________
          Total non-performing     $   1,144,000       $   2,248,000
                                   ===============     ===============

At June 30, 1999, the Bank had approximately $741,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of June 30, 1999, the amount of such loans has increased from the June 30, 1998 amount by $641,000. The increase was attributed to management downgrading certain loans during its internal review process. Although non-performing and delinquent loans have decreased the past several years, management continues to allocate substantial resources to the collection area in an effort to control the amount of such loans. The Bank's delinquent loan accounts, as a percentage of total loans, decreased during the 1999 fiscal year. This decrease was largely due to improved collection efforts, increased charge-offs and the increase in the Bank's loan portfolio.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

          06/30/99          06/30/98        06/30/97          06/30/96
          ________          ________        ________          ________

            0.76%             1.09%           1.93%             3.24%


At June 30, 1999, loans classified as non-performing included $117,169 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.72% as of June 30, 1999.

The level of the allowance for loan losses as a percentage of total loans decreased and the level of the allowance for loan losses as a percentage of total non-performing loans increased at June 30, 1999 compared to June 30, 1998. The decrease in the level of allowance for loan losses as a percentage of total loans was primarily due to loan growth. The Company has experienced good growth in the commercial and consumer loan portfolio during fiscal 1999, however these type of loans have additional credit risk as compared to real estate mortgage loans. Although these types of loans have increased during fiscal 1999, the decrease in the allowance for loan losses was supported by management's ongoing analysis of the adequacy of the allowance for loan losses and the continued historical trend of lower delinquency and non-performing loans. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. The Company's charge-offs in fiscal 1999 increased as a result of management's review of its portfolio which further improved its position in classified and non-performing loans. This also has an impact on reducing the allowance for loan losses, however management feels this was prudent in that the classified loan portfolio now has little credit risk exposure. Net charge-offs for the Bank were $664,017, $469,909, and $633,490, for the years ended June 30, 1999,
June 30, 1998, and June 30, 1997, respectively.

At June 30, 1999, total impaired loans were $612,867, of which $241,420 had related allowances of $77,200. This compares to total impaired loans of $1,623,720, of which $927,355 had related allowances of $251,474, at June 30, 1998. During the year ended June 30, 1999, the income recognized related to impaired loans was $66,030 and the average balance of outstanding impaired loans was $1,229,987. This compares to income recognized related to impaired loans of $19,693 and the average balance of impaired loans of $1,956,488 at June 30, 1998. The Bank recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management uses its best judgement in recognizing loan losses in light of available information, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was on November 30, 1998. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

At June 30, 1999, the Bank had a total of $193,850 in other real estate owned versus $350,496 as of June 30, 1998. The Bank has an allowance for losses on other real estate owned that was established to provide for declines in real estate values and to consider estimated selling costs. The allowance for losses on other real estate owned totaled $27,725 at June 30, 1999 versus $5,100 at June 30, 1998. The Company provided for this allowance through a charge against earnings of $47,000 and $62,300 for the years ended June 30,

1999 and 1998, respectively. In 1999 and 1998, write downs of other real estate owned totaled $24,375 and $108,039, respectively. Management periodically receives independent appraisals to assist in its valuation of the other real estate owned portfolio. As a result of its review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

The Company's investment portfolio has been primarily classified as available for sale at June 30, 1999 and 1998. Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at June 30, 1999 was $18,720,268 and $18,054,317, respectively. The increase of $5,013,796 in the cost of securities available for sale, from June 30, 1998 to June 30, 1999, was due to the Company purchasing mortgage-backed securities for collateral for the increased volume in securities sold under repurchase agreements. The net unrealized loss on mortgage-backed securities has increased from $9,511 at June 30, 1998 to $626,274 at June 30, 1999 due to rising interest rates. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is minimal risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future.

Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 1999, 1998 and 1997, there have been other than temporary declines in values of individual equity securities in the amounts of $95,728, $172,235, and $110,000, respectively. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statements of income.

The Company's premises and equipment increased by $563,141 during fiscal 1999 when compared to 1998. The increase was due to opening two new locations in Lewiston and Falmouth, Maine as well as replacing the Company's mainframe hardware and software, data-communications network and voice communication systems.

Other assets increased by $559,928 from June 30, 1998 to June 30, 1999. The increase was primarily due to the increase in capitalized loan servicing rights and the purchase of non-marketable investments.

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

Total deposits were $219,364,035 and securities sold under repurchase agreements were $11,867,839 as of June 30, 1999. These amounts represent an increase of $35,339,938 and $6,662,245, respectively, as compared to June 30, 1998. The increase in deposits was primarily due to a $7,773,835 increase in NOW demand deposits and a $22,143,247 increase in time deposits. The increase in NOW deposits was attributable to the development of a demand account where the interest rate increases as deposit balances increase. Time deposits increased due to various special offerings as well as normal growth from the branch market areas. The Company has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhances the Company's ability to attain additional municipal and commercial deposits, improving the Company's overall liquidity position in a cost effective manner. Brokered deposits represented $13,458,257 of total deposits at June 30, 1999, which increased by $5,883,547 compared to June 30, 1998's $7,574,710 balance. Total borrowings from the FHLB were $103,881,716 as of June 30, 1999, for a decrease of $558,236 compared to June 30, 1998. Mortgages, free of liens, pledges and encumbrances and certain non-pledged mortgage-backed securities are pledged to secure FHLB advances. The increase in deposits and repurchase agreements were utilized to fund the loan growth and reduce FHLB advances during fiscal 1999.

Other liabilities were $1,898,700 as of June 30, 1999, which was a decrease of $831,669 when compared to June 30, 1998. In June of 1998, the Bank's other liabilities were higher due to higher escrow account balances and a payable account resulting from the settlement of a loan sale transaction.

CAPITAL RESOURCES & LIQUIDITY
_____________________________
Liquidity is defined as the ability to meet unexpected deposit withdrawals and increased loan demand of a short-term nature with a minimum loss of principal. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is $26,058,000 over and above the 1999 end-of-year advances. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's needs.

Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during fiscal 1999, the rate of return was much stronger in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposit base.

Total equity of the Company was $26,683,115 as of June 30, 1999 versus $25,139,527 at June 30, 1998. In November of 1998 Square Lake Holding Corporation converted its Series A preferred stock into 136,362 shares of common stock. Square Lake Holding Corporation is a Maine corporation and a subsidiary of a Canadian corporation of which Ronald Goguen is a 95% stockholder and director. Mr. Goguen, also is a director, and, through the ownership of his affiliates, a principal stockholder of the Company.

On December 15, 1997, the Company authorized a 50% stock dividend to all stockholders. As a result of the stock dividend, the Company's common shares outstanding increased by 740,807 shares. In October of 1997, the Company merged with Cushnoc in a transaction accounted for as a pooling of interests and as a result issued 2.089 shares of its common stock for each share of Cushnoc, which had 90,000 common shares outstanding. The number of common shares issued to Cushnoc stockholders was 187,940 shares and all fractional shares were paid in cash. Earnings per share have been restated as a result of the stock dividend and the merger with Cushnoc Bank under the pooling of interests method of accounting.

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

During fiscal 1998 and 1997, 46,000 and 30,000 stock options, respectively, were exercised by various employees of the Company. The proceeds from the exercised warrants and options were utilized as general working capital and contributed to the growth of the Company's total equity. As of June 30, 1998, 444,000 shares of unissued common stock were reserved for issuance pursuant to stock options.

Based on the 50% stock dividend, the converted preferred stock, the exercise of warrants and options, and the merger with Cushnoc, the common shares outstanding increased to 2,614,285 shares at June 30, 1998.

The Company repurchased 3,050 treasury shares at a cost of $44,988 during fiscal 1998 and 2,030 treasury shares at a cost of $28,420 during fiscal 1997. These treasury shares were utilized for the employee stock bonus and option plans as well as the exercise of warrants.

The total equity to total assets ratio of the Company was 7.32% as of June 30, 1999, 7.79% as of June 30, 1998 and 7.78% at June 30, 1997. Book value per common share was $9.64 as of June 30, 1999, $9.23 as of June 30, 1998 and $9.16 at June 30, 1997.

The Company's net cash provided by operating activities was $2,535,984 during fiscal 1999, which was a $748,008 decrease when compared to fiscal 1998. The decrease was primarily attributable to the increase in other assets. The decrease in net cash provided by operating activities was offset by a reduction in cash used by investing activities due to the reduction in loans purchased and an increase in cash provided by financing activities due to the growth in the Company's deposits and repurchase agreements. Overall, the Company's cash position did not change materially in fiscal 1999 when compared to fiscal 1998.

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

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of June 30, 1999, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category. Regulatory capital requirements are also discussed and illustrated in footnote 10 of the consolidated financial statements.

Management believes that there are adequate funding sources to meet its future liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the growth in the deposit base. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities. However, in order to finance the continued growth of the Bank at current levels, additional funds may be necessary in order to provide sufficient capital to fund loan growth.
In this regard, the Company is considering and evaluating a variety of additional sources of funds, including other debt financing vehicles, sales of equity securities, and other financing alternatives. In particular, the Company is considering the possible issuance of junior subordinated debentures to a trust to be formed for the sole purpose of issuing trust preferred securities to investors, the proceeds of which will be invested in such junior subordinated debentures. There can be no assurance that the Company will be able to obtain such additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

RESULTS OF OPERATIONS
_____________________
Net income for the year ended June 30, 1999 was $2,410,452 versus $2,403,783 for the year ended June 30, 1998 and $1,489,745 for the year ended June 30, 1997. Basic earnings per share was $0.88 and diluted earnings per share was $0.86 for the year ended June 30, 1999. Basic and diluted earnings per share were $1.00 and $0.86, respectively, for the year ended June 30, 1998 and $0.63 and $0.56, respectively for the year ended June 30, 1997. In the first quarter of fiscal 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share". Earnings per share for prior periods have been restated in accordance with the requirements of Statement No. 128. In addition, net income and earnings per share have been restated for fiscal 1997 to consider the merger with Cushnoc under the pooling of interests method of accounting and the effect of the Company's 50% stock dividend. The increase in net income for the year ended June 30, 1999, when compared to June 30, 1998, was primarily due to the increase in net interest income which was offset, in part, by the increase in operating expenses. The increase in net income for the year ended June 30,

1998, when compared to June 30, 1997, was primarily due to the increase in net interest income and total non-interest income. The Company's overall return on average assets ("ROAA") was .71% for the year ended June 30, 1999, .83% for the year ended June 30, 1998, and .57% for the year ended June 30, 1997.

The Company completed the acquisition of Cushnoc in fiscal 1998. The one-time costs associated with the merger totaled $435,013 before tax. The Company's net income in fiscal 1998, before the aforementioned one-time expense for the merger with Cushnoc, would have been $2,686,542, basic earnings per share would have been $1.13 and diluted earnings per share would have been $.96 for the year ended June 30, 1998.

In fiscal 1997, Congress enacted comprehensive legislation amending the FDIC BIF-SAIF deposit insurance assessment on savings and loan institution deposits. The legislation imposed a one-time assessment on institutions holding SAIF insured deposits on March 31, 1995, in an amount necessary for the SAIF to reach its 1.25% Designated Reserve Ratio. Institutions with SAIF deposits were required to pay an assessment rate of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. The Bank held approximately $57,900,000 of SAIF deposits as of March 31,1995. The net effect of the one time assessment was $296,860 and decreased the Company's basic earnings per share by $.09 and the diluted earnings per share by $.08 for the fiscal year ended June 30, 1997. Commencing in 1997 and continuing through 1999, the Bank is required to pay an annual assessment of 1.29 cents for every $100 of domestic BIF insured deposits and 6.44 cents for every $100 of domestic SAIF insured deposits. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of domestic deposits.

The Company's net interest income for the years ended June 30, 1999, 1998 and 1997 was $12,306,551, $11,472,940, and $10,644,833, respectively. Net interest income for fiscal 1999 increased $833,611, or 7.27%, compared to the amount at June 30, 1998. Total interest and dividend income increased $2,573,782 for the year ended June 30, 1999 compared to the year ended June 30, 1998, resulting primarily from an increase in the volume of loans offset in part by a decrease in loan rates as well as investment volume and rates. The increase in total interest expense of $1,740,171 for the twelve months ended June 30, 1999 resulted primarily from the increased volume of borrowings and deposits. The changes in net interest income, as explained above, are also presented in the schedule that follows.

Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1999 versus June 30, 1998

                                       Difference Due to
                                   Volume            Rate            Total
                               ______________   ______________   ______________
Investments                    $   (331,743)    $   (108,142)    $   (439,885)
Loans                             4,897,423       (1,707,700)       3,189,723
FHLB Deposits & Other              (140,613)         (35,443)        (176,056)
                               ______________   ______________   ______________
 Total Interest Earning Assets    4,425,067       (1,851,285)       2,573,782

Deposits                          1,185,979          (92,399)       1,093,580

Repurchase Agreements               136,042           (3,137)         132,905
Borrowings                          755,980         (242,294)         513,686
                               ______________   ______________   ______________
 Total Interest-Bearing
  Liabilities                     2,078,001         (337,830)       1,740,171
                               ______________   ______________   ______________
   Net Interest Income         $  2,347,066     $ (1,513,455)    $    833,611
                               ==============   ==============   ==============

Rate/Volume amounts are spread proportionately between Volume and Rate.

Net interest income for fiscal 1998 increased $828,107, or 7.78%, compared to the amount at June 30, 1997. Total interest and dividend income increased $2,347,290 for the year ended June 30, 1998 compared to the year ended June 30, 1997, resulting primarily from an increase in the volume of loans offset in part by a decrease in investment volume and rates. The increase in total interest expense of $1,519,183 for the twelve months ended June 30, 1998 resulted primarily from the increased volume of borrowings and deposits. The changes in net interest income, as explained above, are also presented in the schedule that follows.

Northeast Bancorp
Rate/Volume Analysis for the Year ended
June 30, 1998 versus June 30, 1997

                                       Difference Due to
                                   Volume            Rate            Total
                               ______________   ______________   ______________
Investments                    $   (722,905)    $    (27,766)    $   (750,671)
Loans                             3,377,029         (361,725)       3,015,304
FHLB Deposits & Other                79,042            3,615           82,657
                               ______________   ______________   ______________
 Total Interest Earning Assets    2,733,166         (385,876)       2,347,290

Deposits                            390,474           92,868          483,342
Repurchase Agreements                14,929           (7,731)           7,198
Borrowings                        1,092,794          (64,151)       1,028,643
                               ______________   ______________   ______________
 Total Interest-Bearing
  Liabilities                     1,498,197           20,986        1,519,183
                               ______________   ______________   ______________
    Net Interest Income        $  1,234,969     $   (406,862)    $    828,107
                               ==============   ==============   ==============

Rate/Volume amounts are spread proportionately between Volume and Rate.

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

Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 23% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses was $610,017 for fiscal 1999 compared to $706,100 and $614,427 for 1998 and 1997, respectively. Net charge-offs amounted to $664,017 during fiscal 1999 versus $469,909 and $633,490 for 1998 and 1997, respectively. The Bank intends to continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $2,716,352 for the year ended June 30, 1999, $2,671,531 for June 30, 1998 and $2,086,241 for June 30, 1997. Included in non-interest income were service charges and fees for other services which totaled $948,765 for the year ended June 30, 1999, $803,071 for the year ended June 30, 1998 and $851,725 for June 30, 1997. The increase in service charges and fees at June 30, 1999, when compared to June 30, 1998, was primarily due to fees generated from loan and deposit growth. The decrease in service charges and fees at June 30, 1998, when compared to June 30, 1997, was primarily due to the change in the mix of deposit accounts and decreased deposit fee income.

Net securities gains were $94,865, $287,513, and $259,430 for fiscal 1999, 1998 and 1997, respectively. Net security gains were higher in fiscal 1998 than fiscal 1999. The primary reason for the increase in net security gains during fiscal 1998 was that the Company sold more of its available for sale securities in fiscal 1998 than fiscal 1999, taking advantage of the fluctuation in higher market prices.

Gains on the sale of loans amounted to $817,084 for fiscal 1999 and was an increase of $90,485 compared to the balance in fiscal 1998. Gains on the sale of loans amounted to $726,599 for fiscal 1998 and was an increase of $525,181 compared to $201,418 for fiscal 1997. The increase in gain on sale of loans in fiscal 1999, when compared to 1998, was due to increased sales of $10,224,848 in qualified 1-4 family mortgage loans to Freddie Mac. The increase in gain on sale of loans in 1998, compared to 1997, was due to 1-4 family mortgage and SBA guaranteed loan sales. The Bank had an increase of approximately $5,073,585 in its underwriting and selling of Freddie Mac and Fannie Mae loans, which was a component of the increase in gain on sale of loans at June 30, 1998, when compared to June 30, 1997. In addition, loans were sold from the Bank's portfolio to improve its asset/liability management position while at the same time taking advantage of market prices, which also accounted for part of the increase in gain on sale of loans in 1998. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others that the Bank originated and sold. The outstanding balance of such loans increased from approximately $55,581,000 at June 30, 1998 to $64,690,112 at June 30, 1999.

Other income was $694,827 at June 30, 1999 and was an increase of $67,888, when compared to June 30, 1998. Other income was $626,939 at June 30, 1998 for an increase of $128,767, when compared to June 30, 1997. The increase in other income for fiscal 1999 and 1998 was primarily due to income generated from the Bank's trust department, insurance division and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total non-interest expense for the Company was $10,569,843 for fiscal 1999, $9,731,717 for fiscal 1998, and $9,718,337 for fiscal 1997. The increase in non-interest expense of $838,126 for fiscal 1999 compared to 1998 was due, in part, to the following items: (I) compensation expense increased by $250,359 primarily due to the additional staffing for the new branch opened in Lewiston, Maine, the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's health insurance and benefit plans, (II) occupancy expense increased by $71,108 due to the additional lease expense in opening the new Lewiston branch as well as the Company relocating its benefit administration department and in doing so paid a one time lease penalty to terminate the existing lease contract for that location, (III) equipment expense increased by $24,843 due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system.

The Company decided in the fourth quarter of fiscal 1999 to dissolve the First New England Benefits (FNEB) division. FNEB was a pension and 401k administration company and was purchased by the Company in 1993. The FNEB division was dissolved because the division could not attain sufficient growth to meet revenue expectations. Management further decided during the fourth quarter of fiscal 1999 that certain individuals of the administrative support staff of the FNEB division would be transferred to the Bank's trust department and the combination of these two functions could potentially generate higher revenue than FNEB as a stand alone division. Due to the closure of FNEB the Company has experienced one-time pretax expenses of $290,133 for goodwill, receivables and fixed asset write-offs as well as approximately $140,000 in pretax other general business expenses that the Company does not anticipate in the upcoming year that were related to the operations of FNEB during fiscal 1999.

Other expenses increased by $488,472 during fiscal 1999, when compared to fiscal 1998. The increase in fiscal 1999 was primarily due to the following: an increase in professional fees of $160,493 due to increased legal services, courier services, trust consulting services and data operations services; an increase in supplies expense of $34,934 due to the opening of the Lewiston and Falmouth locations; an increase in check item and data processing of $175,043 due to the Company's growth in checking accounts and data-communication lines; an increase in advertising expense of $39,129 due to the opening of the Lewiston branch and to support the growth of the Company; an increase in loan servicing fees of $108,246 due to the growth in loans purchased and the fees paid for servicing those loans; a goodwill write-off of $165,195 due to the closing of the First New England Benefits division and merging the administrative function into the trust department; and an increase of $66,650 in telephone, postage, education and other general expenses. These increases were offset, in part, by the reduction of the merger expenses associated with Cushnoc Bank.

The Company's income tax expense increased by $129,720 for the year ended June

30, 1999, when compared to the year ended June 30, 1998. The increase in income tax expense is due to increased earnings before tax and that the goodwill write-off of $165,195 for FNEB is not a tax deductible expense.

The increase in non-interest expense of $13,380 for fiscal 1998 compared to 1997 was due, in part, to the expenses from the merger with Cushnoc offset by the reduction in FDIC deposit insurance expense.

MARKET RISKS
____________
The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company's portfolio of trading assets is immaterial, the Company is not exposed to significant market risk from trading activities. The Company does not currently use derivatives to manage market and interest rate risks.

The Company's interest rate risk management is the responsibility of the Asset/ Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The committee is also involved in formulating the economic projections for the Company's budget and strategic plan.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. In recent years, the focus has been to originate adjustable rate residential and commercial real estate loans, which reprice or mature more quickly than fixed-rate real estate loans. The Company also originates adjustable-rate consumer loans and commercial business loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one year U.S. Treasury Bills. During the current fiscal year the Company increased its fixed rate assets, as a percentage of total earning assets to protect the Company against the continuation of declining interest rates. Currently interest rates have started to increase and due to that fact the Company will revert back to its focus of originating variable rate assets in the upcoming fiscal year.

The table that follows presents in tabular form contractual balances of the Company's on balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 1999, with comparative summary balances for 1998. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty four months. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The interest rate table for loans reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows; fiscal year 2000 $77,184,000, fiscal year 2001 $13,479,884, fiscal year 2002 $22,668,642, fiscal year 2003
$9,411,503, fiscal year 2004 $13,408,882, and fiscal years thereafter $680,000.
The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 1999.

The fair value of interest bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximate the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of the note payable approximates the carrying value due to the note payable's interest rate approximating market rates.

There have been no substantial changes in the Company's market risk from the preceding year and the assumptions are consistent with prior year assumptions.

Market Risk
June 30, 1999
(In Thousands)


                                      Expected Maturity Date                               1999              1998
                                                                        There-    1999     Fair     1998     Fair
                           6/30/00  6/30/01  6/30/02  6/30/03  6/30/04   after   Total    Value    Total    Value
                           ________ ________ ________ ________ ________ _______ ________ ________ ________ ________
Financial Assets:
Interest Bearing Deposits
  Variable Rate                --       --       --       --       --   $ 7,130 $  7,130 $  7,130    5,330    5,330
  Weighted Average Interest
   Rate                        --       --       --       --       --     5.54%    5.54%     --      5.76%     --

Available for Sale
 Securities                   2,831    1,225    1,291    1,420    1,755  10,198   18,720   18,054   13,707   13,609
  Weighted Average Interest
   Rate                       6.31%    6.60%    6.57%    6.57%    6.48%   6.58%    6.52%     --      6.58%     --
FHLB Stock (1)                 --       --       --       --       --     5,681    5,681    5,681    5,681    5,681
  Weighted Average Interest
   Rate                        --       --       --       --       --     6.55%    6.55%     --      6.40%     --
Loans Held For Sale
  Fixed Rate                    312     --       --       --       --      --        312      315      370      372
  Weighted Average Interest
   Rate                       7.53%     --       --       --       --      --      7.53%     --      7.08%     --
Loans
  Fixed Rate Loans           16,181   16,877   20,539   25,376   35,080  68,100  182,153  172,834  128,496  129,220
  Weighted Average Interest
   Rate                       8.58%    8.90%    9.00%    9.19%    9.10%   8.45%    8.75%     --      9.29%     --
  Variable Rate Loans        16,821   13,109   13,491   16,960   20,053  56,399  136,833  135,853  153,535  152,800
  Weighted Average Interest
   Rate                       8.73%    8.63%    8.64%    8.54%    8.46%   8.54%    8.58%     --      9.04%     --
Interest Receivable           1,991     --       --       --       --     1,991    1,991    1,934    1,934     --

Financial Liabilities:
NOW/Money Market/Savings       --       --       --       --       --    60,359   60,359   60,359   55,729   55,729
  Weighted Average Interest
   Rate                        --       --       --       --       --     2.41%    2.41%     --      2.90%     --
Time Deposits                98,448   30,405    9,190    1,996    1,036      38  141,113  141,352  113,086  113,488
  Weighted Average Interest
   Rate                       5.26%    5.47%    6.11%    5.58%    5.30%   4.97%    5.37%     --      5.75%     --
Repurchase Agreements
  Fixed Rate                   --       --       --       --       --      --       --       --        504      504
  Weighted Average Interest
   Rate                        --       --       --       --       --      --       --       --      5.20%     --
  Variable Rate              11,868     --       --       --       --      --     11,868   11,868    4,702    4,702
  Weighted Average Interest
   Rate                       4.07%     --       --       --       --      --      4.07%     --      4.09%     --
FHLB Advances

  Fixed Rate                 42,000    3,148    2,816    9,516    3,402  43,000  103,882   99,986  103,440  101,052

  Weighted Average Interest
   Rate                       5.29%    5.23%    5.65%    5.75%    5.95%   5.29%    5.36%     --      5.55%    --
  Variable Rate                --       --       --       --       --      --       --       --      1,000    1,000
  Weighted Average Interest
   Rate                        --       --       --       --       --      --       --       --      5.95%     --
Note Payable
  Fixed Rate                    306      306       76     --       --      --        688      688      993      993
  Weighted Average Interest
   Rate                       8.00%    8.00%    8.00%     --       --      --      8.00%     --      8.00%     --


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

The assessment phase has been completed, but is considered an ongoing phase for the Company. The Company has developed its contingency plan and will continue to test the plan in the upcoming quarter. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The Company has currently estimated the following costs associated with the Year 2000 issue,
(1) computer hardware replacement $40,000, (2) software replacement $42,000,
(3) testing and administrative costs $94,000, and (4) potential contingency costs $15,000. As of June 30, 1999, the Company has incurred approximately $37,333 of capitalized purchases and $92,000 of cumulative Year 2000 expenses. These costs are under continuous review and will be revised as needed. There can be no assurance that actual costs will not exceed the Company's estimates. During fiscal 1999, the Company has replaced its computer mainframe, software and data communication systems as planned to accommodate the growth of the Company through merger and acquisitions. The previous mainframe and software had been fully depreciated through the normal course of its depreciable life and the costs associated with the replacement of these items was in the Company's general business plan for fiscal 1999. The anticipated Year 2000 hardware and software costs indicated above are in addition to the Company's costs associated with the replacement of the mainframe, software and data communication system.

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

Validation Phase
________________
Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with their vendors on the success of their validation efforts. The Company has completed the testing of its critical systems and has completed this phase.

Implementation Phase
____________________
In this phase, systems should be validated as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented. Any potentially noncompliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. The Company has completed the validation of its systems and has completed this phase.

Risks Associated with Year 2000 and Contingency Plan
____________________________________________________
The Company recognizes the Year 2000 as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Year 2000 issue. Management is confident that all the instituted phases will be completed and in place prior to the year 2000. The inability of third party vendors to complete their year 2000 remediation process in a timely fashion could result in delays in processing daily transactions and could result in a material and adverse effect on the Company's results of operations and financial condition. The Company has developed a contingency plan to address potential failures in these systems. The Company believes that modifications to existing systems, conversion to new systems, and vendor compliance upgrades will be resolved in a timely fashion.

RECENT ACCOUNTING DEVELOPMENTS
______________________________
In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Companies recognize all derivatives as other assets or liabilities in the statements of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the internal use of the derivative and the resulting designation. Statement 133 is scheduled to be effective in fiscal 2001. Management of the Company does not expect this statement to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.

In October of 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("Statement 134"). Statement 134 is an amendment of FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". Statement No. 65 addresses accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. Statement 134 is scheduled to be effective in fiscal 2000. Management of the Company does not expect this statement to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.


Item  7A. Quantiture and Qualitative Disclosure about Market Risk
          _______________________________________________________
          See " - Market Risks" and accompanying table set forth in Item 7 above.

Item 8.   Financial Statements and Supplementary Data
          ___________________________________________
     a.   Financial Statements Required by Regulation S-X

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and 1998

             ASSETS                                1999              1998
            ________                          _______________   _______________
Cash and due from banks                       $    4,963,985    $    6,821,574
Interest bearing deposits                            345,585           421,392
Federal Home Loan Bank overnight deposits          6,784,000         4,909,000
                                              _______________   _______________
   Total cash and cash equivalents                12,093,570        12,151,966

Trading account securities, at market value             -               50,000
Available for sale securities, at market value
 (notes 2, 7 and 9)                               18,054,317        13,608,823
Loans held for sale                                  311,600           369,500
Loans receivable (notes 3 and 7):
 Mortgage loans:
   Residential real estate                       182,244,336       171,903,751
   Construction loans                              3,187,642         3,521,427
   Commercial real estate                         55,437,983        47,052,134
                                              _______________   _______________

                                                 240,869,961       222,477,312

   Undisbursed portion of construction loans      (1,501,993)       (1,421,847)
   Net deferred loan origination costs               220,337             7,270
                                              _______________   _______________
   Total mortgage loans                          239,588,305       221,062,735

 Commercial loans                                 34,814,252        27,068,416

 Consumer and other loans                         44,583,690        33,899,799
                                              _______________   _______________
                                                 318,986,247       282,030,950
 Less allowance for loan losses                   (2,924,000)       (2,978,000)
                                              _______________   _______________
   Net loans                                     316,062,247       279,052,950

Premises and equipment - net (note 4)              5,037,026         4,473,885
Other real estate owned - net (note 5)               193,850           350,496
Accrued interest receivable - loans                1,803,379         1,710,704
Accrued interest receivable - investments            187,281           222,994
Federal Home Loan Bank stock, at cost (note 7)     5,680,500         5,680,500
Goodwill, net of accumulated amortization of
 $1,662,588 in 1999 and $1,532,807 in 1998
 (note 13)                                         1,462,346         1,923,915
Other assets (note 14)                             3,496,789         2,936,861
                                              _______________   _______________
   Total assets                               $  364,382,905    $  322,532,594
                                              ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY               1999              1998
____________________________________          _______________   _______________
Liabilities:
 Deposits (note 6):
   Demand                                     $   17,891,552    $   15,209,219
   NOW                                            31,203,347        23,429,512
   Money market                                    7,156,424        11,993,110
   Regular savings                                21,999,615        20,305,953
   Brokered time deposits                         13,458,257         7,574,710
   Certificates of deposit under $100,000        103,302,505        86,156,463
   Certificates of deposit $100,000 or more       24,352,335        19,355,130
                                              _______________   _______________
   Total deposits                                219,364,035       184,024,097

 FHLB Borrowings (note 7)                        103,881,716       104,439,952
 Note payable (note 8)                               687,500           993,055
 Securities sold under repurchase agreements
  (notes 2 and 9)                                 11,867,839         5,205,594
 Other liabilities                                 1,898,700         2,730,369
                                              _______________   _______________
   Total liabilities                             337,699,790       297,393,067

Commitments and contingent liabilities
 (notes 8, 16 and 17)

Stockholders' equity (notes 10, 12 and 16):
 Series A cumulative convertible preferred
  stock; $1 par value,
   1,000,000 shares authorized; 45,454 shares
    issued and outstanding at June 30, 1998             -              999,988
 Common stock, $1 par value, 15,000,000 shares
  authorized; 2,768,624 and 2,614,285 shares
  issued and outstanding at June 30, 1999 and
  1998, respectively                               2,768,624         2,614,285
 Additional paid-in capital                       10,208,299         9,258,107
 Retained earnings                                14,145,720        12,331,595

 Accumulated other comprehensive income (loss)
  (note 2)                                          (439,528)          (64,448)
                                              _______________   _______________
   Total stockholders' equity                     26,683,115        25,139,527
                                              _______________   _______________
   Total liabilities and stockholders' equity $  364,382,905    $  322,532,594
                                              ===============   ===============

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1999, 1998 and 1997

                                        1999           1998           1997
                                    _____________  _____________  _____________
Interest and dividend income:
 Interest on loans                  $ 25,178,587   $ 21,988,864   $ 18,973,560
 Interest on Federal Home Loan
  Bank overnight deposits                328,981        514,113        429,531
 Interest and dividends on
  available for sale securities          957,558      1,461,024      2,277,573
 Dividends on Federal Home Loan
  Bank stock                             364,245        300,664        227,360
 Other interest and dividend income       27,422         18,346         27,697
                                    _____________  _____________  _____________
 Total interest and dividend income   26,856,793     24,283,011     21,935,721

Interest expense:
 Deposits (note 6)                     8,680,297      7,586,717      7,103,375
 Repurchase agreements                   339,556        206,651        199,453
 Borrowed funds                        5,530,389      5,016,703      3,988,060
                                    _____________  _____________  _____________
   Total interest expense             14,550,242     12,810,071     11,290,888
                                    _____________  _____________  _____________

   Net interest income before
    provision for loan losses         12,306,551     11,472,940     10,644,833

Provision for loan losses (note 3)       610,017        706,100        614,427
                                    _____________  _____________  _____________

   Net interest income after
    provision for loan losses         11,696,534     10,766,840     10,030,406

Noninterest income:
 Fees and service charges on loans       288,720        206,961        194,020
 Fees for other services to customers    660,045        596,110        657,705
 Net securities gains (note 2)            84,133        285,716        171,080
 Gain on trading activities               10,732          1,797         88,350
 Gain on sales of loans                  817,084        726,599        201,418
 Loan servicing fees                     160,811        227,409        275,496
 Other income                            694,827        626,939        498,172
                                    _____________  _____________  _____________

   Total noninterest income            2,716,352      2,671,531      2,086,241

Noninterest expense:
 Salaries and employee benefits
  (notes 15 and 16)                 $  4,889,172   $  4,638,813   $  4,614,802
 Occupancy expense (note 4)              975,086        903,978        783,434
 Equipment expense (note 4)              888,423        863,580        893,605
 FDIC insurance expense (note 10)         63,441         60,097        390,494
 Other (notes 2, 13 and 15)            3,753,721      3,265,249      3,036,002
                                    _____________  _____________  _____________
   Total noninterest expense          10,569,843      9,731,717      9,718,337
                                    _____________  _____________  _____________
Income before income taxes             3,843,043      3,706,654      2,398,310

Income tax expense (note 14)           1,432,591      1,302,871        908,565
                                    _____________  _____________  _____________
   Net income                       $  2,410,452   $  2,403,783   $  1,489,745
                                    =============  =============  =============

Earnings per share
 (notes 11 and 16):
 Basic                              $      0.88    $      1.00    $      0.63
 Diluted                            $      0.86    $      0.86    $      0.56

See accompanying notes.


NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 1999, 1998 and 1997

                                              Preferred Stock        Common
                                              Series A and B         Stock
                                              _______________   _______________
Balance at June 30, 1996                      $    1,999,980     $   1,421,950
 Net income                                             -                 -
 Other comprehensive income net of tax:
   Net unrealized income on investments
    available for sale, net of
    reclassification adjustment (note 19)               -                 -
   Total comprehensive income                           -                 -

 Issuance of common stock through exercise
  of stock options and purchase of treasury
  stock                                                 -               20,000
 Exercise of stock warrants                             -               19,940
 Treasury stock issued - employee stock bonus           -                 -
 Issuance of common stock                               -                1,019
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $0.21 per share           -                 -
                                              _______________   _______________
Balance at June 30, 1997                           1,999,980         1,462,909

 Net income                                             -                 -
 Other comprehensive income net of tax:
   Net unrealized income on investments
    available for sale, net of
    reclassification adjustment (note 19)               -                 -
   Total comprehensive income                           -                 -

 Issuance of common stock                               -                  939
 Conversion of preferred stock Series B
  (note 12)                                         (999,992)          214,284
 Stock split in the form of a dividend                  -              740,807
 Stock options exercised and treasury stock
  purchased                                             -               32,200
 Treasury stock sold                                    -                 -
 Exercise of stock warrants                             -              163,146
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $0.21 per share           -                 -
                                              _______________   _______________
Balance at June 30, 1998                             999,988         2,614,285
 Net income                                             -                 -
 Other comprehensive income net of tax:
   Net unrealized loss on investments
    available for sale, net of
    reclassification adjustment (note 19)               -                 -
   Total comprehensive income                           -                 -

 Issuance of common stock                               -                1,477
 Stock options exercised                                -               16,500
 Dividends on preferred stock                           -                 -
 Dividends on common stock at $0.21 per share           -                 -
 Conversion of preferred stock Series A
  (note 12)                                         (999,988)          136,362
                                              _______________   _______________
Balance at June 30, 1999                      $         -       $    2,768,624
                                              ===============   ===============

See accompanying notes.

                                                  Accumulated
  Additional                                         Other
   Paid-in         Treasury        Retained      Comprehensive
   Capital          Stock          Earnings      Income (Loss)       Total
______________  ______________  ______________  _______________  ______________
$   7,516,227   $     (52,277)  $  10,315,041   $     (837,354)  $  20,363,567
         -               -          1,489,745             -          1,489,745

         -               -               -             503,179         503,179
         -               -               -                -          1,992,924

       83,450         (28,420)           -                -             75,030
       88,005          67,055            -                -            175,000
         (268)         13,642            -                -             13,374
       12,468            -               -                -             13,487

         -               -           (139,997)            -           (139,997)
         -               -           (397,805)            -           (397,805)
______________  ______________  ______________  _______________  ______________
    7,699,882            -         11,266,984         (334,175)     22,095,580
         -               -          2,403,783             -          2,403,783

         -               -               -             269,727         269,727
         -               -               -                -          2,673,510

       15,730            -               -                -             16,669
      785,708            -               -                -               -
         -               -           (741,902)            -             (1,095)
      158,500         (44,988)           -                -            145,712
         -             44,988            -                -             44,988
      598,287            -               -                -            761,433
         -               -           (125,827)            -           (125,827)
         -               -           (471,443)            -           (471,443)
______________  ______________  ______________  _______________  ______________
    9,258,107            -         12,331,595          (64,448)     25,139,527
         -               -          2,410,452             -          2,410,452

         -               -               -            (375,080)       (375,080)
         -               -               -                -          2,035,372

       14,780            -               -                -             16,257
       71,786            -               -                -             88,286
         -               -            (25,667)            -            (25,667)
         -               -           (570,660)            -           (570,660)
      863,626            -               -                -               -
______________  ______________  ______________  _______________  ______________
$  10,208,299   $        -      $  14,145,720   $     (439,528)  $  26,683,115
==============  ==============  ==============  ===============  ==============


NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999, 1998 and 1997

                                      1999            1998            1997
                                 ______________  ______________  ______________
Cash flows from operating
 activities:
 Net income                      $   2,410,452   $   2,403,783   $   1,489,745
 Adjustments to reconcile net
  income to net cash provided
   by operating activities:
     Provision for loan losses         610,017         706,100         614,427
     Provision for losses on
      other real estate owned           47,000          62,300          39,000
     Deferred income tax expense
      (benefit)                         86,398         (14,949)        (72,290)
     Depreciation of premises and
      equipment and other              755,956         617,628         665,193

     Goodwill amortization and
      impairment provision             461,569         296,374         296,374
     Net gain on sale of available
      for sale securities              (84,133)       (285,716)       (171,080)
     Net gains on sales of loans      (817,084)       (726,599)       (201,418)
     Originations of loans held
      for sale                     (17,476,548)     (7,251,700)     (2,178,115)
     Proceeds from sale of loans
      held for sale                 17,908,553       7,287,744       2,430,823
     Net change in trading account
      securities                        50,000         (25,000)        172,621
     Other                            (118,171)         41,035        (103,988)
     Change in other assets and
      liabilities:
       Interest receivable             (56,962)       (293,605)       (125,996)
       Other assets and
        liabilities                 (1,241,063)        466,597         (17,869)
                                 ______________  ______________  ______________
 Net cash provided by operating
  activities                         2,535,984       3,283,992       2,837,427

Cash flows from investing
 activities:
 Proceeds from the sale of
  available for sale securities      6,930,743      27,974,991      12,377,154
 Purchases of available for
  sale securities                  (15,992,030)    (15,666,889)    (12,129,135)
 Proceeds from maturities and
  principal payments on available
  for sale securities                4,086,624       3,588,092       3,256,713
 Proceeds from sale of loans        11,278,496      17,479,139            -
 Purchases of loans                (27,913,995)    (66,283,950)    (25,425,642)
 Net increase in loans             (20,629,306)    (10,509,720)    (10,910,942)
 Additions to premises and
  equipment                         (1,424,307)       (363,562)     (1,043,176)
 Proceeds from sale of other
  real estate owned                    422,787         214,884         519,871
 Purchase of Federal Home
  Loan Bank stock                         -         (1,559,500)     (1,362,700)
                                 ______________  ______________  ______________
 Net cash used by investing
  activities                       (43,240,988)    (45,126,515)    (34,717,857)

Cash flows from financing
 activities:
 Net increase in deposits        $  35,339,938   $  11,102,811   $   8,066,043
 Net (repayments) borrowings
  from the Federal Home Loan Bank     (558,236)     23,945,481      27,856,994
 Net increase in repurchase
  agreements                         6,662,245         106,972       1,335,656
 Dividends paid                       (596,327)       (597,270)       (537,802)
 Treasury stock purchased                 -            (44,988)        (28,420)
 Treasury stock sold                      -             44,988            -
 Stock options exercised                88,286         190,700         103,450
 Warrants exercised                       -            761,433         175,000
 Issuance of common stock               16,257          16,669          13,487
 Stock split - payment for

  fractional shares                       -             (1,095)           -
 Principal payments on note
  payable                             (305,555)       (305,556)       (203,581)
                                 ______________  ______________  ______________
 Net cash provided by financing
  activities                        40,646,608      35,220,145      36,780,827
                                 ______________  ______________  ______________

Net (decrease) increase in cash
 and cash equivalents                  (58,396)     (6,622,378)      4,900,397

Cash and cash equivalents,
 beginning of year                  12,151,966      18,774,344      13,873,947
                                 --------------  --------------  --------------
Cash and cash equivalents,
 end of year                     $  12,093,570   $  12,151,966   $  18,774,344
                                 ==============  ==============  ==============

Supplemental schedule of cash
 flow information:
 Interest paid                   $  14,610,453   $  12,727,917   $  11,159,387
 Income taxes paid                   1,524,000         972,000         641,000

Supplemental schedule of
 noncash investing and
 financing activities:
   Transfer from loans to
    other real estate owned      $     301,537   $      56,861   $     538,019
   Change in valuation
    allowance for unrealized
    losses on available for sale
    securities, net of tax             375,080         269,727         503,179
   Net change in deferred taxes
    for unrealized losses on
    available for sale securities      193,222         138,949         259,214
   Transfer of nonmarketable
    investment security to other
    assets                              45,000            -               -


See accompanying notes.


NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999, 1998 and 1997

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

   Use of Estimates
   ________________
   The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

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

   Merger
   ______
   On October 24, 1997, the Company merged with Cushnoc Bank and Trust Company in a transaction accounted for as a pooling of interests. All financial information includes the accounts of Cushnoc Bank and Trust Company for all periods presented prior to the date of the merger (See note 15). Cushnoc Bank and Trust Company had a fiscal year based on the twelve months ending December 31. Upon consummation of the merger, Cushnoc Bank and Trust Company was merged into the Company's banking subsidiary, Northeast Bank, F.S.B.

   Cash and Cash Equivalents
   _________________________
   For purposes of presentation in the cash flow statements, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 1999, the reserve balance was approximately $1,211,000.

   Available for Sale Securities
   _____________________________
   Marketable equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Market value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other than temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a writedown of the security's "cost". Gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

   Federal Home Loan Bank Stock
   ____________________________
   Federal Home Loan Bank stock is carried at cost.

   Loans Held for Sale and Mortgage Banking Activities
   ___________________________________________________
   Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 1999 and 1998. Gains and losses on sales of loans are determined using the specific identification method and are reflected as gain on sales of loans in the consolidated statements of income.

   The Company recognizes as separate assets the rights to service mortgage loans for others, and performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans.

   The Company's mortgage servicing rights asset at June 30, 1999 and 1998 was approximately $569,000 and $363,000, respectively, and is included in other assets in the consolidated statements of financial position. Mortgage servicing rights are amortized on an accelerated method over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

   Loans
   _____
   Loans are carried at the principal amounts outstanding plus net premiums paid and net deferred loan costs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. Loan premiums paid to acquire loans are recognized as a reduction of interest income over the estimated life of the loans. Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectibility of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

   Premises and Equipment
   ______________________
   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and the cost of major renewals and betterments are capitalized.

   Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of the asset. If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

   Income Taxes
   ____________
   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

   Other Real Estate Owned
   _______________________
   Other real estate owned is comprised of properties acquired through foreclosure proceedings, or acceptance of a deed or title in lieu of foreclosure. Other real estate owned is carried at the lower of cost or fair value of the collateral less estimated selling expenses. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged against current period earnings. Gains and losses upon disposition are reflected in earnings as realized.

   Goodwill
   ________
   Goodwill arising from acquisitions is being amortized on a straight-line basis over ten to fifteen year periods. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset (See note 13).

   Advertising Expense
   ___________________
   Advertising costs are expensed as incurred. Advertising costs were approximately $218,000, $172,000 and $187,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

   Stock-Based Compensation
   ________________________
   Compensation expense for the Stock Option Plans is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Stock Option Plans are noncompensatory plans and no expense is recognized. Shares not yet awarded are not considered outstanding for purposes of computing earnings per share.

   Comprehensive Income
   ____________________
   In 1999, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. No adjustments to recorded amounts were required by adoption of this statement. Accumulated other comprehensive income or loss consists solely of net unrealized gains or losses on investment securities available for sale.

   New Accounting Pronouncements Not Yet Implemented
   _________________________________________________
   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is scheduled to be effective in fiscal 2001. SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, is scheduled to be effective in fiscal 2000. Management of the Company does not expect these statements to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.

2. Available for Sale Securities
   _____________________________
   A summary of the cost and approximate fair values of available for sale securities at June 30, 1999 and 1998 follows:

                                       1999                      1998
                             ________________________  ________________________
                                             Fair                      Fair
                                Cost         Value        Cost         Value
                             ___________  ___________  ___________  ___________
   Debt securities issued
    by the U.S. Treasury and
    other U.S. Government
    corporations and
    agencies                 $   596,626  $   598,445  $ 4,696,659  $ 4,698,266
   Corporate bonds               201,916      199,527      202,952      203,484
   Mortgage-backed
    securities                16,653,302   16,027,028    7,723,843    7,714,332
   Equity securities           1,268,424    1,229,317    1,083,018      992,741
                             ___________  ___________  ___________  ___________
                             $18,720,268  $18,054,317  $13,706,472  $13,608,823
                             ===========  ===========  ===========  ===========

   The gross unrealized gains and unrealized losses on available for sale securities are as follows:


                                  June 30, 1999             June 30, 1998
                             ________________________  ________________________
                                Gross        Gross        Gross        Gross
                              Unrealized   Unrealized   Unrealized  Unrealized
                                Gains       Losses        Gains       Losses
                             ___________  ___________  ___________  ___________
   Debt securities issued
    by the U. S. Treasury and
    other U. S. Government
    corporations and
    agencies                 $     2,752  $       933  $     4,157  $     2,550
   Corporate bonds                   681        3,070          789          257
   Mortgage-backed
    securities                     3,287      629,561       27,730       37,241
   Equity securities              15,631       54,738       16,676      106,953
                             ___________  ___________  ___________  ___________
                             $    22,351  $   688,302  $    49,352  $   147,001
                             ===========  ===========  ===========  ===========

   At June 30, 1999, investment securities with a market value of approximately $14,938,000 were pledged as collateral to secure outstanding repurchase agreements.

   At June 30, 1999 and 1998, included in accumulated other comprehensive income (loss) as a reduction to stockholders' equity are net unrealized losses of $665,951 and $97,649, respectively, net of the deferred tax effect of $226,423 and $33,201, respectively.

   The cost and fair values of available for sale securities at June 30, 1999 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Fair
                                                        Cost          Value
                                                    ____________   ____________
   Due in one year                                  $   496,626    $   497,820
   Due after one year through five years                301,916        300,152
                                                    ____________   ____________
                                                        798,542        797,972

   Mortgage-backed securities (including securities
    with interest rates ranging from 5.15% to 9.0%
    maturing September 2003 to March 2029)           16,653,302     16,027,028
   Equity securities                                  1,268,424      1,229,317
                                                    ____________   ____________
                                                    $18,720,268    $18,054,317
                                                    ============   ============

   Realized gains and losses on available for sale securities for the year ended June 30, 1999 were $85,891 and $1,758, respectively, for the year ended June 30, 1998 were $288,196 and $2,480, respectively, and for the year ended June 30, 1997 were $171,205 and $125, respectively.

   Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. For the years ended June 30, 1999, 1998 and 1997, write-downs of available for sale securities were $95,728, $172,235 and $110,000, respectively, and are included in other expense in the consolidated statements of income.

3. Loans Receivable
   ________________
   The Company's lending activities are predominantly conducted in south central and western Maine. However, the Company does purchase residential mortgage loans in the open market out of this geographical area. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Also, the Company participates in indirect lending arrangements for automobile, equipment and mobile home loans. The Company's indirect lending activities are conducted in south central and western Maine. Most loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy.

   In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $3,500,973 and $2,219,800 at June 30, 1999 and 1998, respectively. In 1999, new loans granted to related parties totaled $2,008,528; payments and reductions amounted to $727,355.

   Included in the loan portfolio are unamortized premiums on purchased loans of approximately $742,000 and $1,016,000 at June 30, 1999 and 1998,
   respectively.

   Activity in the allowance for loan losses was as follows:

                                                 Years Ended June 30,
                                       ________________________________________
                                           1999          1998          1997
                                       ____________  ____________  ____________
   Balance at beginning of year        $ 2,978,000   $ 2,741,809   $ 2,760,872
   Provision charged to operating
    expenses                               610,017       706,100       614,427

   Loans charged off                      (926,364)     (785,111)     (772,250)
   Recoveries on loans charged off         262,347       315,202       138,760
                                       ____________  ____________  ____________
    Net loans charged off                 (664,017)     (469,909)     (633,490)
                                       ____________  ____________  ____________
   Balance at end of year              $ 2,924,000   $ 2,978,000   $ 2,741,809
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

   The allowance for loan losses includes impairment reserves related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

   At June 30, 1999, total impaired loans were $612,867 of which $241,420 had related allowances of $77,200. During the year ended June 30, 1999, the income recognized related to impaired loans was $66,030 and the average balance of outstanding impaired loans was $1,229,987. At June 30, 1998, total impaired loans were $1,623,720 of which $927,355 had related allowances of $251,474. During the year ended June 30, 1998, the income recognized related to impaired loans was $19,693 and the average balance of outstanding impaired loans was $1,956,488. At June 30, 1997, total impaired loans were $1,661,698 of which $844,457 had related allowances of $369,474. During the year ended June 30, 1997, the income recognized related to impaired loans was $50,690 and the average balance of outstanding impaired loans was $1,330,983. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

   Loans on nonaccrual status, including impaired loans described above, at June 30, 1999 and 1998 totaled approximately $1,144,000 and $2,248,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actuall recognized for the years ended June 30, 1999, 1998 and 1997, totaled approximately $71,000, $165,000 and $203,000, respectively.

   The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

   The Company was servicing for others mortgage loans of approximately $64,690,000, $55,581,000 and $42,509,000 at June 30, 1999, 1998 and 1997,
   respectively.

4. Premises and Equipment
   ______________________
   Premises and equipment at June 30, 1999 and 1998 are summarized as follows:

                                                        1999           1998
                                                    ____________   ____________
   Land                                             $ 1,012,503    $ 1,037,503
   Buildings                                          2,586,996      2,503,254
   Leasehold and building improvements                1,272,732      1,130,270
   Furniture, fixtures and equipment                  3,818,358      4,480,402
                                                    ____________   ____________
                                                      8,690,589      9,151,429
   Less accumulated depreciation                      3,653,563      4,677,544
                                                    ____________   ____________
      Net premises and equipment                    $ 5,037,026    $ 4,473,885
                                                    ============   ============

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $754,665, $615,591 and $660,871 for the years ended June 30, 1999, 1998 and 1997, respectively.

5. Other Real Estate Owned
   _______________________

   The following table summarizes the composition of other real estate owned at June 30:

                                                        1999           1998
                                                    ____________   ____________
   Real estate properties acquired in
    settlement of loans                             $   221,575    $   355,596
   Less allowance for losses                             27,725          5,100
                                                    ____________   ____________
                                                    $   193,850    $   350,496
                                                    ============   ============

   Activity in the allowance for losses on other real estate owned was as follows:

                                           1999          1998          1997
                                       ____________  ____________  ____________
   Balance at beginning of year        $     5,100   $    50,839   $   100,000
   Provision for losses on other
    real estate owned                       47,000        62,300        39,000
   Other real estate owned write-downs     (24,375)     (108,039)      (88,161)
                                       ____________  ____________  ____________
   Balance at end of year              $    27,725   $     5,100   $    50,839
                                       ============  ============  ============

6. Deposits
   ________
   Deposits at June 30 are summarized as follows:

                        Weighted
                        Average
                          Rate             1999                   1998
                        at June    _____________________  _____________________
                        30, 1999      Amount     Percent     Amount     Percent
                        ________   _____________ _______  _____________ _______
   Demand                 0.00%    $ 17,891,552    8.2%   $ 15,209,219    8.3%
   NOW                    2.66       31,203,347   14.2      23,429,512   12.7
   Money market           2.16        7,156,424    3.3      11,993,110    6.5
   Regular savings        2.15       21,999,615   10.0      20,305,953   11.0
   Certificates of
    deposit:
      1.00 - 3.75%        2.35        1,093,801     .5         360,674     .2
      3.76 - 5.75%        5.12      103,086,863   47.0      55,603,422   30.2
      5.76 - 7.75%        6.10       36,924,752   16.8      57,105,075   31.0
      7.76 - 9.75%        8.00            7,681     .0          17,132     .1
                        ________   _____________ _______  _____________ _______

                          4.47%    $219,364,035  100.0%   $184,024,097  100.0%
                        ========   ============= =======  ============= =======

    At June 30, 1999, scheduled maturities of certificates of deposit are as follows:

                                                                         There-
                  2000        2001        2002       2003       2004     after
               ___________ ___________ __________ __________ __________ _______
  1.00 - 3.75% $ 1,090,387 $     3,414 $     -    $     -    $     -    $  -
  3.76 - 5.75%  76,299,359  22,282,660  2,072,149  1,358,661  1,036,081  37,953
  5.76 - 7.75%  21,051,009   8,118,697  7,117,931    637,115       -       -
  7.76 - 9.75%       7,681        -          -          -          -       -


    Interest expense on deposits for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                           1999          1998          1997
                                       ____________  ____________  ____________
      NOW                              $   932,896   $   269,412   $   216,437
      Money market                         209,733       466,453       536,623
      Regular savings                      514,917       569,901       592,148
      Certificates of deposit            7,022,751     6,280,951     5,758,167
                                       ____________  ____________  ____________
                                       $ 8,680,297   $ 7,586,717   $ 7,103,375
                                       ============  ============  ============

7. Federal Home Loan Bank Borrowings
   _________________________________
   A summary of borrowings from the Federal Home Loan Bank are as follows:

                               June 30, 1999
           _______________________________________________________
              Principal           Interest            Maturity
               Amounts              Rates               Dates
           _______________     _______________     _______________
           $   42,000,000       4.64% - 6.27%           2000
                3,148,288       4.98% - 6.40%           2001
                2,815,780       5.38% - 6.49%           2002
                9,515,546       5.69% - 6.64%           2003
                3,402,102       5.55% - 6.67%           2004
                9,000,000       5.25% - 6.65%           2005
               34,000,000       4.89% - 5.68%           2008
           _______________

           $  103,881,716
           ===============

                               June 30, 1998
           _______________________________________________________
              Principal           Interest            Maturity
               Amounts              Rates               Dates
           _______________     _______________     _______________
           $   43,745,440       5.55% - 6.00%           1999
                4,000,000       5.88% - 6.27%           2000
                1,212,676       5.56% - 6.40%           2001
                1,138,627       6.21% - 6.49%           2002
                9,631,854       5.69% - 6.64%           2003
                1,711,355       6.36% - 6.67%           2004
                9,000,000       5.25% - 6.65%           2005
               34,000,000       4.89% - 5.68%           2008
           _______________
           $  104,439,952
           ===============

   Residential mortgages on one to four family owner occupied homes, free of liens, pledges and encumbrances, investment securities not otherwise pledged, and the Company's Federal Home Loan Bank stock equal to at least 200% of the borrowings from that bank have been pledged under a blanket agreement to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. Several of the Federal Home Loan Bank borrowings held at June 30, 1999 are adjustable and, therefore, the rates are subject to change.

   At June 30, 1999, the Company had approximately $2,100,000 available under a line of credit arrangement with the FHLB. Also, in addition to the FHLB advances outstanding at June 30, 1999, the Company had approximately $24,000,000 available for long-term advances with the FHLB.

8. Note Payable
   ____________
   The note payable at June 30, 1999 and 1998 consists of a loan from an unrelated financial institution relating to the acquisition of a bank. The note is payable in eighteen equal quarterly principal payments of $76,389. Interest is payable monthly at 8%. The Company has pledged Northeast Bank F.S.B. common stock and a $400,000 key man life insurance policy as collateral for the loan.

   The loan agreement contains certain covenants which limit capital expenditures of the Company and the amount of nonperforming loans, requires minimum loan loss reserves, capital and return on assets, and the Company is required to obtain approval from the lender before the Company can commit to a merger or consolidation with another entity. At June 30, 1999, the Company was in compliance with these covenants.

9. Securities Sold Under Repurchase Agreements
   ___________________________________________
   During 1999 and 1998, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.07% and 4.20% at June 30, 1999 and 1998, respectively. These borrowings, which were scheduled to mature within 180 days, were collateralized by GNMA securities with a market value of $14,938,000 and amortized cost of $15,525,000 at June 30, 1999, and a market value of $8,547,000 and amortized cost of $8,558,000 at June 30, 1998. The average balance of repurchase agreements was $8,202,000 and $4,917,000 during the years ended June 30, 1999 and 1998, respectively. The maximum amount outstanding at any month-end during 1999 and 1998 was $11,868,000 and $5,737,000, respectively.
   Securities sold under these agreements were under the control of the Company during 1999 and 1998.

10.Capital and Regulatory Matters
   ______________________________
   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

   As of June 30, 1999 and 1998, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios established the Federal Deposit Insurance Corporation (FDIC) as set forth in the table below. The Bank is also subject to certain capital requirements established by the OTS. At June 30, 1999 and 1998, the Bank ratios exceeded the OTS regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 1999 and 1998.

   The Company is also subject to similar capital adequacy requirements and the regulatory requirements of federal banking agencies.

   The following tables illustrate the actual and required amounts and ratios for the Company and the Bank as set forth by the FDIC at the dates indicated.

                                                                To Be "Well

                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          ______________  _________________  __________________
                           Amount  Ratio    Amount   Ratio     Amount    Ratio
                          ________ _____  __________ ______  __________ _______
   (Dollars in Thousands)
   As of June 30, 1999:
   Tier 1 (Core) capital
    (to risk weighted
    assets):
     Northeast Bancorp    $ 25,635 10.1%  >$ 10,160  >4.0%   >$ 15,239  > 6.0%
     Northeast Bank         25,615 10.1%  >  10,159  >4.0%   >  15,239  > 6.0%

   Tier 1 (Core) capital
    (to total assets):
     Northeast Bancorp    $ 25,635  7.1%  >$ 14,533  >4.0%   >$ 18,167  > 5.0%
     Northeast Bank         25,615  7.1%  >  14,533  >4.0%   >  18,166  > 5.0%

   Total capital (to risk
    weighted assets):
     Northeast Bancorp    $ 27,253 10.7%  >$ 20,319  >8.0%   >$ 25,399  >10.0%
       Northeast Bank       27,233 10.7%  >  20,318  >8.0%   >  25,398  >10.0%

                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          ______________  _________________  __________________
                           Amount  Ratio    Amount   Ratio     Amount    Ratio
                          ________ _____  __________ ______  __________ _______
   (Dollars in Thousands)
   As of June 30, 1998:
   Tier 1 (Core) capital
    (to risk weighted
    assets):
     Northeast Bancorp    $ 22,211 10.2%  >$  8,713  >4.0%   >$ 13,070  > 6.0%
     Northeast Bank         22,695 10.4%  >   8,711  >4.0%   >  13,067  > 6.0%

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


   The Company may not declare or pay a cash dividend on, or repurchase, any of its capital stock if the effect thereof would cause the capital of the Company to be reduced below the capital requirements imposed by the regulatory authorities. The amount of dividends paid per share on common stock in the consolidated statements of changes in stockholders' equity for the years ended June 30, 1998 and 1997 have been restated for the effects of the stock split effected in the form of a dividend in December 1997.

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

11.Earnings Per Share
   __________________
   Basic earnings per share (EPS) are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. The following table shows the weighted average number of shares outstanding for each of the last three years. The 1998 and 1997 amounts have been restated to reflect the three-for-two stock split effected in the form of a dividend in December 1997. EPS amounts for 1997 have also been restated to give effect to Statement of Financial Accounting Standards No. 128, Earnings Per Share, adopted by the Company in fiscal 1998. Shares issuable relative to stock options granted and outstanding warrants have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for Basic and Diluted EPS are presented as follows:

                                           1999          1998          1997
                                       ____________  ____________  ____________
   Average shares outstanding, used
    in computing Basic EPS               2,710,117     2,277,165     2,152,564

   Effect of Dilutive Securities:
    Stock warrants and options
     outstanding                            26,188        41,797       122,937
    Options and warrants exercised           8,177       167,116        42,063
    Convertible preferred stock             50,062       309,165       350,646
                                       ____________  ____________  ____________

   Average equivalent shares
    outstanding, used in computing
    Diluted EPS                          2,794,544     2,795,243     2,668,210
                                       ============  ============  ============


   There is a difference between net income and net income available to common stockholders which is used in the calculation of Basic EPS. The following table illustrates the difference:

                                           1999          1998          1997
                                       ____________  ____________  ____________

   Net income                          $ 2,410,452   $ 2,403,783   $ 1,489,745

   Preferred stock dividends               (25,667)     (125,827)     (139,997)
                                       ____________  ____________  ____________
   Net income available to common
    stockholders                       $ 2,384,785   $ 2,277,956   $ 1,349,748
                                       ============  ============  ============


12.Preferred Stock
   _______________
   In November of 1998, the preferred stock, Series A, was converted to common stock at a three to one ratio. There were no warrants attached to the Series A preferred stock. In April of 1998, the preferred stock, Series B, was converted into common stock at a three to one ratio. The Series B preferred stock was issued with warrants attached and during 1998, 163,146 warrants were exercised for a total capital contribution of $761,443. At June 30, 1998, all Series B preferred stock warrants had been exercised. No preferred stock is outstanding at June 30, 1999.

13.Other Expenses
   ______________
   Other expenses includes the following for the years ended June 30, 1999, 1998 and 1997:

                                           1999          1998          1997
                                       ____________  ____________  ____________
   Merger expense (note 15)            $      -      $   318,061   $      -
   Professional fees                       471,083       310,390       398,704
   General insurance                        81,830       104,391       125,670
   Printing and office supplies            300,888       265,954       263,648
   Real estate owned expenses               44,219        50,912        64,907
   Provision for losses on OREO             47,000        62,300        39,000
   Goodwill amortization                   461,569       296,374       296,374
   Write-down of investment securities      95,728       172,235       110,000
   Other                                 2,251,404     1,684,632     1,737,699
                                       ____________  ____________  ____________
                                       $ 3,753,721   $ 3,265,249   $ 3,036,002
                                       ============  ============  ============

   The goodwill amortization for 1999 included an impairment write-down of approximately $165,000.

14.Income Taxes
   ____________
   The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 1999, 1998 and 1997:

                                           1999          1998          1997
                                       ____________  ____________  ____________

   Federal:
    Current                            $ 1,290,783   $ 1,265,879   $   942,244
    Deferred                                86,398       (14,949)      (72,290)
                                       ____________  ____________  ____________
                                         1,377,181     1,250,930       869,954

   State and local - current                55,410        51,941        38,611
                                       ____________  ____________  ____________
                                       $ 1,432,591   $ 1,302,871   $   908,565
                                       ============  ============  ============

   Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 1999, 1998 and 1997:

                              1999               1998               1997
                        _________________  _________________  _________________
                                    % Of               % Of               % Of
                                   Pretax             Pretax             Pretax
                          Amount   Income    Amount   Income   Amount    Income
                        __________ ______  __________ ______  __________ ______
   Expected income tax
    expense at federal
    tax rate            $1,306,635  34.0%  $1,260,262  34.0%   $ 815,425  34.0%
   State tax, net of
    federal tax benefit     36,571   1.0       34,281    .9       25,483   1.1
   Non-deductible
    goodwill                98,358   2.6       42,192   1.1       42,192   1.8
   Dividend received
    deduction              (19,367)  (.5)      (7,848)  (.2)      (6,873)  (.3)
   Low income/
    rehabilitation
    credit                 (20,000)  (.5)     (20,000)  (.5)     (20,000)  (.8)
   Other                    30,394    .8       (6,016)  (.2)      52,338   2.1
                        __________ ______  __________ ______  __________ ______
                        $1,432,591  37.4%  $1,302,871  35.1%  $  908,565  37.9%
                        ========== ======  ========== ======  ========== ======

   The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below:

                                                         1999          1998
                                                     ____________  ____________
   Deferred tax assets:
    Loans, principally due to allowance for
     loan losses                                     $   994,000   $ 1,013,000

    Deferred gain on loan sales                           46,000        51,000
    Interest on nonperforming loans                       24,000        56,000
    Difference in tax and financial statement
     bases of investments                                331,000       154,000
    Difference in tax and financial statement
     amortization of deductible goodwill                 107,000       100,000
    Other                                                 99,000        57,000
                                                     ____________  ____________
     Total deferred tax assets                         1,601,000     1,431,000

   Deferred tax liabilities:
    Loan loss reserve - tax basis                        (74,000)      (89,000)
    Mortgage servicing rights                           (193,000)     (124,000)
    Other                                                (41,000)      (53,000)
                                                     ____________  ____________
     Total deferred tax liabilities                     (308,000)     (266,000)
                                                     ____________  ____________
     Net deferred tax assets, included
      in other assets                                $ 1,293,000   $ 1,165,000
                                                     ============  ============


   The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset. Accordingly, no valuation allowance has been recorded at June 30, 1999 and 1998.

   Tax legislation requires that all thrift institutions recapture all or a portion of their tax bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Company has previously recorded a deferred tax liability equal to the tax bad debt recapture and as such, the rules will have no effect on net income or federal income tax expense. The unrecaptured base year reserves will not be subject to recapture as long as the Company continues to carry on the business of banking. In addition, the balance of the pre-1988 tax bad debt reserves continue to be subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders. For federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for tax bad debts on loans. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate, since no deferred taxes have been provided for base year reserve recapture.

15.Merger
   ______
   In October 1997, the Company issued approximately 188,000 shares of its common stock for all the outstanding common stock of Cushnoc Bank and Trust Company, of Augusta, Maine (Cushnoc). Cushnoc shareholders received 2.089 shares of the Company's common stock for each share of Cushnoc common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated for all periods prior to the business combination to include the results of operations, financial position and cash flows of Cushnoc. No adjustments were necessary to conform Cushnoc's methods of accounting to the methods used by the Company. There were no significant intercompany transactions prior to consummation of the merger. The costs associated with the merger totaled approximately $435,000, with $117,000 included in salaries and employee benefits and $318,000 included in other expense in the 1998 consolidated statement of income.

   The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                              Through             Year Ended
                                          October 24, 1997      June 30, 1997
                                          ________________     ________________
   Interest Income:

   Northeast Bancorp                      $     7,280,300      $    20,029,140
   Cushnoc Bank                                   613,733            1,906,581
                                          ________________     ________________
   Combined                               $     7,894,033      $    21,935,721
                                          ================     ================
   Net Income (Loss):

   Northeast Bancorp                      $       432,319      $     1,507,103
   Cushnoc Bank                                    29,435              (17,358)
                                          ________________     ________________
   Combined                               $       461,754      $     1,489,745
                                          ================     ================

   There were no other changes in stockholders' equity prior to consummation of the merger in fiscal 1998 that were material to the financial position of the Company.

16.Employee Benefit Plans
   ______________________
   Profit Sharing Plan
   ___________________
   The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses related to the profit sharing plan for the years ended June 30, 1999, 1998 and 1997 were $53,590, $43,500 and $130,000, respectively.

   401(k) Plan
   ___________
   The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 1999, 1998 and 1997, the Company contributed approximately $74,115, $60,700 and $38,300, respectively.

   Stock Option Plans
   __________________

   The Company has adopted Stock Option Plans in 1987, 1989 and 1992. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and nonemployee directors. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options, three years for nonqualified stock options in the 1987 plan and five years for nonqualified stock options in the 1989 and 1992 plans.

   In accordance with the Stock Option Plans, a total of 354,000 shares of unissued common stock were reserved for issuance pursuant to incentive stock options with 6,250 shares at June 30, 1999 available to be granted and 90,000 shares of unissued common stock were reserved for issuance pursuant to nonqualified stock options with 1,000 shares at June 30, 1999 to be granted.

   The number of shares and the exercise prices in the following table for 1998 and 1997 have been retroactively restated for the stock split effected in the form of a dividend in December 1997. A summary of the qualified and non-qualified option activity for the years ended June 30 follows:

                            1999                1998                1997
                     __________________  __________________  __________________
                              Weighted-           Weighted-           Weighted-
                              Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                     ________ _________  ________ _________  ________ _________
   Outstanding at
    beginning of
    year             123,000  $  10.44   130,500  $   6.01   139,500  $   5.11
   Granted            11,500      9.92    41,250     18.50    22,500      8.33
   Exercised         (16,500)     5.35   (46,000)     5.11   (30,000)     3.45
   Expired            (7,750)    18.50    (2,750)    10.18    (1,500)     8.33
                     ________ _________  ________ _________  ________ _________
   Outstanding at
    end of year      110,250  $  10.59   123,000  $  10.44   130,500  $   6.01
                     ======== =========  ======== =========  ======== =========
   Options
    exercisable at
    year end         110,250  $  10.59   123,000  $  10.44   130,500  $   6.01


   The following table summarizes information about stock options outstanding at June 30, 1999:

                                          Options Outstanding

                         ______________________________________________________
                              Number        Weighted-Average
      Range of            Outstanding at       Remaining       Weighted-Average
   Exercise Prices        June 30, 1999     Contractual Life    Exercise Price
   ________________      ________________   ________________   ________________
        $3.58                 15,000             .5 years           $ 3.58
   $ 7.50 to $10.50           61,250            6.0                   7.90
   $15.31 to $18.50           34,000            8.5                  18.41
                         ________________   ________________   ________________
   $ 3.58 to $18.50          110,250            7.0                  $10.59
                         ================   ================   ================

   The per share weighted average fair value of stock options granted during 1999 and 1998 was $3.44 and $6.24, respectively, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: expected dividend yield, 2.13% and 1.40%; risk-free interest rate, 5.79% and 5.46%; expected life, 8 years and 8 years; and expected volatility, 27.82% and 22.49%, respectively.

   For financial statement purposes, the Company measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25, whereby no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. Had the Company determined cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the year ended June 30, 1999 and June 30, 1998 would have been reduced to the pro forma amounts indicated below.

                                    Net              Earnings Per Share
                                  Income            Basic        Diluted
                              _______________  _______________  _______________
   June 30, 1999:
      As reported             $   2,410,452    $        0.88    $        0.86
      Pro forma               $   2,376,947    $        0.87    $        0.85

   June 30, 1998:
      As reported             $   2,403,783    $        1.00    $        0.86
      Pro forma               $   2,225,811    $        0.92    $        0.80


   The pro forma amounts reflect only stock options granted in 1997 and subsequent years. Therefore, the full impact of calculating the cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because the cost for options granted prior to July 1, 1995 is not considered under the requirements of Statement No. 123.

   Stock Purchase Plan
   ___________________
   The Company has a stock purchase plan which covers substantially all full-time employees with one year of service. Offerings under the Plan are made quarterly at the market value of the Company's common stock on the offering termination date. The maximum number of shares which may be purchased under the plan is 156,000 shares.

17.Commitments, Contingent Liabilities and Other Off-Balance-Sheet Risks
   _____________________________________________________________________
   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

   Financial instruments with contract amounts which represent credit risk:

                                                    1999             1998
                                               _______________  _______________
   Commitments to originate loans:
    Residential real estate mortgages          $   9,392,000    $   6,392,000
    Commercial real estate mortgages,
     including multi-family residential
     real estate                                  10,314,000        1,510,000
    Commercial business loans                      4,725,000        3,460,000
                                               _______________  _______________
                                                  24,431,000       11,362,000

   Unused lines of credit                         18,941,000       14,585,000
   Standby letters of credit                       1,501,000          329,000
   Unadvanced portions of construction loans       1,502,000        1,422,000


   At June 30, 1999, $925,000 of the stand-by letters of credit have been granted to related parties.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

   Derivative Financial Instruments
   ________________________________
   The Company has only limited involvement with derivative financial instruments and they are used for trading purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio. Gains and losses from entering into these types of contracts have been immaterial to the results of operations of the Company. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

   Legal Proceedings
   _________________
   The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

   Lease Obligations
   _________________
   The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $373,000, $380,000 and $246,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

   Approximate future minimum lease payments over the remaining terms of the leases at June 30, 1999 are as follows:


          2000                                $   266,000
          2001                                    251,000
          2002                                    251,000
          2003                                    194,000
          2004                                    182,000
          2005 and after                          828,000
                                              ____________
                                              $ 1,972,000
                                              ============


18.Condensed Parent Information
   ____________________________
   Condensed financial statements for Northeast Bancorp at June 30, 1999 and 1998 and for each of the years in the three year period ended June 30, 1999 are presented below.


   Balance Sheets
   ______________
                                                          June 30,
                                              _________________________________
          Assets                                   1999              1998
   _____________________________________      _______________   _______________
    Cash (deposited with subsidiary)          $      80,758     $   1,104,504
    Investment in subsidiary                     26,051,816        23,908,576
    Goodwill, net                                   611,845           713,819
    Other assets                                    632,094           413,620
                                              _______________   _______________
     Total assets                             $  27,376,513     $  26,140,519
                                              ===============   ===============

    Liabilities and Stockholders' Equity
    ____________________________________
    Note payable                              $     687,500     $     993,055
    Other liabilities                                 5,898             7,937
                                              _______________   _______________
                                                    693,398         1,000,992
    Stockholders' equity                         26,683,115        25,139,527
                                              _______________   _______________
     Total liabilities and stockholders'
      equity                                  $  27,376,513     $  26,140,519
                                              ===============   ===============

    Statements of Income
    ____________________

                                                    Years Ended June 30,
                                            ___________________________________
                                                1999        1998       1997
                                            ___________ ___________ ___________
    Income:
     Dividends from banking subsidiary      $   98,314  $     -     $     -
     Other income                                  758      76,556      16,232
                                            ___________ ___________ ___________
       Total income                             99,072      76,556      16,232

    Expenses:
     Amortization expense                      101,974     101,974     101,973
     Interest on note payable                   65,100      89,884     112,753
     Occupancy expense                            -         46,611      65,257
     General and administrative expenses        95,558      97,969      86,457
                                            ___________ ___________ ___________
       Total expenses                          262,632     336,438     366,440
                                            ___________ ___________ ___________
     Loss before income tax benefit
      and equity in undistributed net

      income of subsidiary                    (163,560)   (259,882)   (350,208)


    Income tax benefit                          55,692      53,967      82,371

     Loss before equity in undistributed
      net income of subsidiary                (107,868)   (205,915)   (267,837)

    Equity in undistributed net income
     of subsidiary                           2,518,320   2,609,698   1,757,582
                                            ___________ ___________ ___________
       Net income                           $2,410,452  $2,403,783  $1,489,745
                                            =========== =========== ===========

                                                   Years Ended June 30,
                                            ___________________________________
   Statements of Cash Flows                    1999        1998        1997
   ________________________                 ___________ ___________ ___________
    Cash flows from operating activities:
     Net income                             $2,410,452  $2,403,783  $1,489,745
     Adjustments to reconcile net income
      to net cash used by operations:
       Depreciation and amortization           101,974     110,658     114,775
       Treasury stock bonused                     -           -         13,374
       Undistributed earnings of
        subsidiary                          (2,518,320) (2,609,698) (1,757,582)
       (Increase) decrease in other assets    (218,474)    (46,502)     17,467
       Decrease in other liabilities            (2,039)     (4,911)    (56,337)
                                            ___________ ___________ ___________
    Net cash used by operating activities     (226,407)   (146,670)   (178,558)

   Cash flows from investing activities:
    Proceeds from sale of premises and
     equipment to subsidiary                      -        367,696     245,167
    Purchase of premises and equipment            -           (368)     (7,086)
                                            ___________ ___________ ___________
    Net cash provided by investing
     activities                                   -        367,328     238,081

   Cash flows from financing activities:
    Principal payments on note payable        (305,555)   (305,556)   (201,389)
    Stock options exercised                     88,286     190,700     103,450
    Proceeds from issuance of common stock      16,257      16,669      13,487
    Treasury stock purchased                      -        (44,988)    (28,420)
    Treasury stock sold                           -         44,988        -
    Dividends paid to stockholders            (596,327)   (597,270)   (537,802)
    Warrants exercised                            -        761,433     175,000
    Stock split - payment for fractional
     shares                                       -         (1,095)       -
                                            ___________ ___________ ___________
    Net cash (used) provided by financing
     activities                               (797,339)     64,881    (475,674)
                                            ___________ ___________ ___________
    Net (decrease) increase in cash         (1,023,746)    285,539    (416,151)

   Cash, beginning of year                   1,104,504     818,965   1,235,116


                                            ___________ ___________ ___________
   Cash, end of year                        $   80,758  $1,104,504  $  818,965
                                            =========== =========== ===========
   Supplemental schedule of cash flow
    information:
    Interest paid                           $   67,100  $   91,921  $  111,490


19.Other Comprehensive Income
   __________________________
   Beginning in 1999, SFAS No. 130, Reporting Comprehensive Income, requires display in financial statements of amounts of total comprehensive income and accumulated other comprehensive income. The components of other comprehensive income for the years ended 1999, 1998 and 1997 are as follows:

                                               1999        1998        1997
                                            ___________ ___________ ___________
     Unrealized gains (losses) arising
      during the period, net of tax effect
      of $197,195 in 1999, $177,534 in 1998
      and $279,981 in 1997                  $ (382,733) $  344,624  $  543,492

     Less:  reclassification adjustment for
       gains, net of write-downs, included
       in net income, net of tax effect of
       $3,942 in 1999, $38,584 in 1998 and
       $20,767 in 1997                           7,653     (74,897)    (40,313)
                                            ___________ ___________ ___________
     Other comprehensive income             $ (375,080) $  269,727  $  503,179
                                            =========== =========== ===========

20.Segment Reporting
   _________________
   Northeast Bancorp through its subsidiary, Northeast Bank and it's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western and south central Maine. These services include lending, demand, savings and time deposits, cash management and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

21.Fair Value of Financial Instruments
   ___________________________________
   Fair value estimates, methods and assumptions are set forth below for the Company's significant financial instruments.

   Cash and Cash Equivalents
   _________________________
   The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

   Available for Sale Securities
   _____________________________
   The fair value of available for sale securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amounts could have changed.

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

   Fair value for significant non-performing loans is based on estimated cash flows and is discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and historical information.

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

   Accrued Interest Receivable
   ___________________________
   The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

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

   Borrowed Funds, Note Payable and Repurchase Agreements
   ______________________________________________________
   The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the note payable approximates the carrying value, as the interest rate approximates market rates. The fair value of repurchase agreements approximates the carrying value, as these financial instruments have a short maturity.

   Commitments to Originate Loans
   ______________________________
   The Company has not estimated the fair value of commitments to originate loans due to their short term nature and their relative immateriality.

   Limitations
   ___________
   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, other real estate owned and intangible assets, including the customer base. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

   The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 1999 and 1998:



                                June 30, 1999               June 30, 1998
                          _________________________   _________________________
                            Carrying    Estimated       Carrying    Estimated
                             Value      Fair Value       Value      Fair Value
                          ____________ ____________   ____________ ____________
   Financial assets:
    Cash and cash
     equivalents          $ 12,094,000 $ 12,094,000   $ 12,152,000   12,152,000
    Available for sale
     securities             18,054,000   18,054,000     13,609,000   13,609,000
    Loans held for sale        312,000      315,000        370,000      372,000
    Loans                  316,062,000  308,687,000    279,053,000  282,020,000
    Interest receivable      1,991,000    1,991,000      1,934,000    1,934,000

   Financial liabilities:
    Deposits (with no
     stated maturity)       78,251,000   78,251,000     70,938,000   70,938,000
    Time deposits          141,113,000  141,352,000    113,086,000  113,488,000
    Borrowed funds         103,882,000   99,986,000    104,440,000  102,052,000
    Note payable               688,000      688,000        993,000      993,000
    Repurchase agreements   11,868,000   11,868,000      5,206,000    5,206,000


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiary

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

July 30, 1999                                    Baker Newman & Noyes
Portland, Maine                                  Limited Liability Company


Item 8.  b.  Statistical Disclosures Required by Industry Guide 3
             ____________________________________________________

Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ending June 30, 1999, 1998 and 1997



                                                      Interest       Average
                                       Average        Income/         Yield/
June 30, 1999                          Balance        Expense         Rate
_____________                       _____________  _____________  _____________
Assets:


Interest earning-assets:

 Investment Securities (1)          $    15,413    $       958           6.22%
 Loans (2) (3)                          297,690         25,179           8.46%
 FHLB Stock                               5,680            364           6.41%
 Short-term investments (4)               7,157            356           4.97%
                                    _____________  _____________  _____________
Total interest-earning assets/
 interest income/average rates
 earned                                 325,940         26,857           8.24%
                                    _____________  _____________  _____________
Non-interest earning assets:


 Cash & due from banks                    5,099
 Bank premises and equipment, net         4,839

 Other assets                             6,912
 Allowance for loan losses               (2,955)
                                    _____________
Total non-interest earning assets        13,895
                                    _____________
Total assets                        $   339,835
                                    =============

Liabilities & Net Worth:

Interest-bearing liabilities:

   Now                              $    31,162    $       933           2.99%
   Money Market                           8,938            210           2.35%

   Savings                               20,068            515           2.57%
   Time                                 125,802          7,022           5.58%
                                    _____________  _____________  _____________
   Total interest-bearing deposits      185,970          8,680           4.67%
 Repurchase agreements                    8,202            340           4.15%
 Borrowed funds                         100,074          5,530           5.53%
                                    _____________  _____________  _____________
Total interest-earning liabilities/
interest expense/average rates paid     294,246         14,550           4.94%
                                    _____________  _____________  _____________
Total non-interest bearing
 liabilities:

 Demand deposits and escrow accounts     17,132
 Other liabilities                        2,194
                                    _____________
Total liabilities                       313,572
                                    _____________
 Stockholders' equity                    26,263
                                    _____________
Total liabilities and stockholders'
 equity                             $   339,835
                                    =============
    Net interest income                            $    12,307
                                                   =============
Interest rate spread                                                     3.30%
Net yield on interest earning assets (5)                                 3.78%

                                                      Interest       Average
                                       Average        Income/        Yield/
June 30, 1998                          Balance        Expense         Rate
_____________                       _____________  _____________  _____________
Assets:

Interest earning-assets:

 Investment Securities (1)          $    21,799    $     1,461           6.70%
 Loans (2) (3)                          240,859         21,989           9.13%
 FHLB Stock                               4,647            301           6.48%
 Short-term investments (4)               9,951            532           5.35%
                                    _____________  _____________  _____________
Total interest-earning assets/
 interest income/average rates
 earned                                 277,256         24,283           8.76%
                                    _____________  _____________  _____________
Non-interest earning assets:

 Cash & due from banks                    4,516
 Bank premises and equipment, net         4,597
 Other assets                             7,061
 Allowance for loan losses               (2,867)
                                    _____________
Total non-interest earning assets        13,307
                                    _____________

Total assets                        $   290,563
                                    =============

Liabilities & Net Worth:

Interest-bearing liabilities:

   Now                              $    15,400    $       269           1.75%
   Money Market                          14,002            467           3.34%
   Savings                               21,289            570           2.68%
   Time                                 108,580          6,281           5.78%
                                    _____________  _____________  _____________
    Total interest-bearing deposits     159,271          7,587           4.76%
 Repurchase agreements                    4,917            206           4.19%
 Borrowed funds                          85,686          5,017           5.86%
                                    _____________  _____________  _____________
Total interest-earning liabilities/
interest expense/average rates paid     249,874         12,810           5.13%
                                    _____________  _____________  _____________
Total non-interest bearing
 liabilities:

 Demand deposits and escrow accounts     15,480
 Other liabilities                        1,983
                                    _____________
Total liabilities                       267,337
                                    _____________
 Stockholders' equity                    23,226
                                    _____________
Total liabilities and stockholders'
 equity                             $   290,563
                                    =============
    Net interest income                            $    11,473
                                                   =============
Interest rate spread                                                     3.63%
Net yield on interest earning assets (5)                                 4.14%

                                                      Interest       Average
                                       Average        Income/        Yield/
June 30, 1997                          Balance        Expense         Rate
_____________                       _____________  _____________  _____________
Assets:
Interest earning-assets:

 Investment Securities (1)          $    32,024    $     2,285           7.14%
 Loans (2) (3)                          203,934         18,974           9.30%
 FHLB Stock                               3,531            227           6.43%
 Short-term investments (4)               8,474            450           5.31%
                                    _____________  _____________  _____________
Total interest-earning assets/
 interest income/average rates
 earned                                 247,963         21,936           8.85%
                                    _____________  _____________  _____________
Non-interest earning assets:


 Cash & due from banks                    4,182
 Bank premises and equipment, net         4,609
 Other assets                             7,038
 Allowance for loan losses               (2,769)
                                    _____________
Total non-interest earning assets        13,060
                                    _____________
Total assets                        $   261,023
                                    =============

Liabilities & Net Worth:

Interest-bearing liabilities:

   Now                              $    14,813    $       216           1.46%
   Money Market                          15,902            537           3.38%
   Savings                               22,142            592           2.67%
   Time                                 100,485          5,758           5.73%
                                    _____________  _____________  _____________
    Total interest-bearing deposits     153,342          7,103           4.63%
 Repurchase agreements                    4,566            200           4.38%
 Borrowed funds                          67,037          3,988           5.95%
                                    _____________  _____________  _____________
Total interest-earning liabilities/
interest expense/average rates paid      224,945        11,291           5.02%
                                    _____________  _____________  _____________
Total non-interest bearing
 liabilities:

 Demand deposits and escrow accounts      13,380
 Other liabilities                         1,576
                                    _____________
Total liabilities                       239,901
                                    _____________
 Stockholders' equity                    21,122
                                    _____________
Total liabilities and stockholders'
 equity                             $   261,023
                                    ===========

    Net interest income                            $    10,645
                                                   =============
Interest rate spread                                                     3.83%
Net yield on interest earning assets (5)                                 4.29%


(1) Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)  Non-accruing loans included in computation of average balance.
(3) Interest income on loans includes fees (costs) which are immaterial in amount.
(4) Short term investments include FHLB overnight deposits and interest-bearing deposits.
(5) The net yield on average earning assets is net interest income divided by average interest-earning assets.


Northeast Bancorp Consolidated
Changes in Net Interest Income
Years Ended June 30, 1999 and 1998


June 30, 1999 Compared to June 30, 1998
_______________________________________
Increase (decrease) due to change in:

                                       Average        Average        Total
                                     Volume (1)        Rate          Change
                                    _____________  _____________  _____________
(Dollars in thousands)
Interest earning assets:
 Investment securities              $      (398)   $      (105)   $      (503)
 Loans, net (2)                           4,898         (1,708)         3,190
 FHLB stock                                  66             (3)            63
 Short-term investments (3)                (141)           (35)          (176)
                                    _____________  _____________  _____________
Total interest income                     4,425         (1,851)         2,574
                                    _____________  _____________  _____________
Interest bearing liabilities:
 Now                                        391            272            663
 Money Market                              (141)          (116)          (257)
 Savings                                    (32)           (23)           (55)
 Time                                       968           (226)           742
                                    _____________  _____________  _____________
  Total interest on deposits              1,186            (93)         1,093

 Repurchase agreements                      136             (3)           133
 Borrowed funds                             756           (242)           514
                                    _____________  _____________  _____________
  Total interest expense                  2,078           (338)         1,740
                                    _____________  _____________  _____________
Change in net interest income       $     2,347    $    (1,513)   $       834
                                    =============  =============  =============

June 30, 1998 Compared to June 30, 1997
_______________________________________
Increase (decrease) due to change in:
                                       Average        Average        Total
                                     Volume (1)        Rate          Change
                                    _____________  _____________  _____________
(Dollars in thousands)
Interest earning assets:
 Investment securities              $      (795)   $       (29)   $      (824)
 Loans, net (2)                           3,377           (362)         3,015
 FHLB stock                                  72              1             73

 Short-term investments (3)                  79              4             83
                                    _____________  _____________  _____________
Total interest income                     2,733           (386)         2,347
                                    _____________  _____________  _____________
Interest bearing liabilities:
 Now                                          9             44             53
 Money Market                               (64)            (7)           (71)
 Savings                                    (23)             1            (22)
 Time                                       468             55            523
                                    _____________  _____________  _____________
  Total interest on deposits                390             93            483

 Repurchase agreements                       15             (8)             7
 Borrowed funds                           1,093            (64)         1,029
                                    _____________  _____________  _____________
  Total interest expense                  1,498             21          1,519
                                    _____________  _____________  _____________
Change in net interest income       $     1,235    $      (407)   $       828
                                    =============  =============  =============

Rate/Volume amounts spread proportionately between Volume and Rate.

(1) Non-accruing loans are excluded from the average volumes used in calculating this table.
(2) Interest income on loans includes fees (costs) which are immaterial in amount.
(3) Short-term investments include FHLB overnight deposits and interest-earning deposits.

Northeast Bancorp Consolidated
Maturities and Repricing of Loans (in thousands)
As of June 30, 1999


                      1 Year      1 to 5      5 to 10     Over 10      Total
                      or Less      Years       Years       Years       Loans
                    ___________ ___________ ___________ ___________ ___________
Mortgages:
Residential              46,699      29,516      12,420      93,609     182,244
Commercial               19,004      32,622       1,156       2,656      55,438
Construction              1,686           0           0           0       1,686

Non-Mortgage Loans:
Commercial               12,802      16,627       2,139       3,080      34,647
Consumer and
 installment              2,138      17,649       7,715      16,140      43,643
                    ___________ ___________ ___________ ___________ ___________
Total Loans              82,329      96,414      23,430     115,485     317,658
                    =========== =========== =========== =========== ===========

Type of Interest
 Rate:
Predetermined rate,

 maturity greater
 than 1 year            175,680
Floating of
 adjustable rate
 due after one year      59,649
                    ___________
Total due after 1
 year:                  235,329
                    ===========

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Northeast Bancorp Consolidated
Investment Securities Portfolio

                                                        At June 30,
                                             __________________________________
                                                1999        1998        1997
                                             __________  __________  __________
Available for Sale (1)
(Dollars in thousands)

U.S. Government and Agency Obligations       $     598   $   4,698   $   2,905

Mortgage-backed Securities                      16,027       7,714      24,802

Other Bonds                                        200         204         253

Equity Securities                                1,229         993         851
                                             __________  __________  __________
Total Available for Sale (2):                $  18,054   $  13,609   $  28,811
                                             ==========  ==========  ==========

(1) Carried at estimated market value. Northeast Bancorp does not have any securities being held to maturity.
(2) Cost of such securities ($ in thousands) was $18,720 as of June 30, 1999, $13,706 as of June 30, 1998, and $29,317 as of June 30, 1997.

Northeast Bancorp Consolidated
Investment Maturity
(Dollars in thousands)

                           After One    After Five
                            Year But    Years But
                Within       Within       Within        After
               One Year     5 Years      10 Years     10 Years        Total
             ____________ ____________ ____________ _____________ _____________
             Amount Yield Amount Yield Amount Yield Amount  Yield Amount  Yield

             ______ _____ ______ _____ ______ _____ _______ _____ _______ _____
At June 30,
 1999
U. S. Govern-
 ment and
 agencies
 obligations $  498 4.62% $  100 7.23% $    0 0.00% $     0 0.00% $   598 5.06%
Mortgage-
 backed
 securities       0 0.00%     44 5.15%    572 7.04%  15,411 6.55%  16,027 6.56%
Other bonds       0 0.00%    200 6.28%      0 0.00%       0 0.00%     200 6.28%
Equity
 securities   1,229 6.76%      0 0.00%      0 0.00%       0 0.00%   1,229 6.76%
             ______ _____ ______ _____ ______ _____ _______ _____ _______ _____
             $1,727 6.14% $  344 6.41% $  572 7.04% $15,411 6.55% $18,054 6.52%
             ====== ===== ====== ===== ====== ===== ======= ===== ======= =====

At June 30, 1998
U. S. Govern-
 ment and
 agencies
 obligations $  347 5.87% $  248 5.40% $1,103 7.02% $ 3,000 7.17% $ 4,698 6.95%
Mortgage-
 backed
 securities       0 0.00%     99 5.15%     24 8.50%   7,591 6.91%   7,714 6.89%
Other bonds       0 0.00%    204 6.28%      0 0.00%       0 0.00%     204 6.28%
Equity
 securities     993 2.64%      0 0.00%      0 0.00%       0 0.00%     993 2.64%
             ______ _____ ______ _____ ______ _____ _______ _____ _______ _____
             $1,340 3.48% $  551 5.68% $1,127 7.05% $10,591 6.98% $13,609 6.59%
             ====== ===== ====== ===== ====== ===== ======= ===== ======= =====


Northeast Bancorp Consolidated
Loan Portfolio
As of June 30,


                                                                  Percent of
June 30, 1999                                   Amount            Total Loans
_____________                               _______________     _______________
Loan Portfolio (thousands)

Residential Mortgage                        $     182,244               57.4%
Commercial real estate                             55,438               17.5%
Construction                                        1,686                0.5%
Commercial                                         34,647               10.9%
Consumer & Other                                   43,643               13.7%
                                            _______________     _______________
   Total Loans                                    317,658              100.0%

Less:

Allowance for loan losses                           2,924
Net Deferred fees (costs)                          (1,328)
                                            _______________     _______________
   Net Loans                                $     316,062
                                            ===============

                                                                  Percent of
June 30, 1998                                   Amount            Total Loans
_____________                               _______________     _______________
Loan Portfolio (thousands)

Residential Mortgage                        $     171,903               61.1%
Commercial real estate                             47,053               16.7%
Construction                                        2,100                0.8%
Commercial                                         26,967                9.6%
Consumer & Other                                   33,305               11.8%
                                            _______________     _______________
   Total Loans                                    281,328              100.0%

Less:
Allowance for loan losses                           2,978
Net Deferred fees (costs)                            (703)
                                            _______________
   Net Loans                                $     279,053
                                            ===============

                                                                  Percent of
June 30, 1997                                   Amount            Total Loans
_____________                               _______________     _______________
Loan Portfolio (thousands)

Residential Mortgage                        $     139,633               62.7%
Commercial real estate                             46,443               20.8%
Construction                                        2,597                1.2%
Commercial                                         19,421                8.7%
Consumer & Other                                   14,792                6.6%
                                            _______________     _______________
   Total Loans                                    222,886              100.0%

Less:
Allowance for loan losses                           2,742
Net Deferred fees (costs)                             204
                                            _______________
     Net Loans                              $     219,940
                                            ===============

                                                                  Percent of
June 30, 1996                                   Amount            Total Loans
_____________                               _______________     _______________
Loan Portfolio (thousands)

Residential Mortgage                        $     116,273               62.0%
Commercial real estate                             37,270               19.9%
Construction                                        2,769                1.5%
Commercial                                         16,761                8.9%
Consumer & Other                                   14,491                7.7%
                                            _______________     _______________

   Total Loans                                    187,564              100.0%

Less:
Allowance for loan losses                           2,761
Net Deferred fees (costs)                             354
                                            _______________
   Net Loans                                $     184,449
                                            ===============

                                                                  Percent of
June 30, 1995                                   Amount            Total Loans
_____________                               _______________     _______________
Loan Portfolio (thousands)

Residential Mortgage                        $     120,762               64.2%
Commercial real estate                             33,000               17.5%
Construction                                        2,391                1.3%
Commercial                                         15,597                8.3%
Consumer & Other                                   16,400                8.7%
                                            _______________     _______________
   Total Loans                                    188,150              100.0%

Less:
Allowance for loan losses                           2,661
Net Deferred fees (costs)                             373
                                            _______________
   Net Loans                                $     185,116
                                            ===============

Northeast Bancorp Consolidated
Allowance for Loan Losses
As of June 30, 1999

                                                                  Percent of
                                                                 Loans in Each
                                                                  Category to
June 30, 1999                                   Amount            Total Loans
_____________                               _______________     _______________
Allowance for Loan Losses (thousands)

Real Estate                                 $         378               57.4%
Commercial Mortgage                                   882               17.5%
Construction                                            0                0.5%
Commercial                                            508               10.9%
Consumer                                              497               13.7%
Unallocated                                           659                0.0%
                                            _______________     _______________
   Total                                    $       2,924              100.0%
                                            ===============     ===============

                                                                  Percent of
                                                                 Loans in Each
                                                                  Category to

June 30,1998                                   Amount            Total Loans
____________                                _______________     _______________
Allowance for Loan Losses (thousands)

Real Estate                                 $         352               61.1%
Commercial Mortgage                                   762               16.7%
Construction                                            0                0.8%
Commercial                                            582                9.6%
Consumer                                              380               11.8%
Unallocated                                           902                0.0%
                                            _______________     _______________
   Total                                    $       2,978              100.0%
                                            ===============     ===============

                                                                  Percent of
                                                                 Loans in Each
                                                                  Category to
June 30, 1997                                   Amount            Total Loans
_____________                               _______________     _______________
Allowance for Loan Losses (thousands)

Real Estate                                 $         308               62.7%
Commercial Mortgage                                   821               20.8%
Construction                                            0                1.2%
Commercial                                            436                8.7%
Consumer                                              159                6.6%
Unallocated                                         1,018                0.0%
                                            _______________     _______________
   Total                                    $       2,742              100.0%
                                            ===============     ===============

                                                                  Percent of
                                                                 Loans in Each
                                                                  Category to
June 30, 1996                                   Amount            Total Loans
_____________                               _______________     _______________
Allowance for Loan Losses (thousands)

Real Estate                                 $         268               62.0%
Commercial Mortgage                                   799               19.9%
Construction                                            0                1.5%
Commercial                                            501                8.9%
Consumer                                              152                7.7%
Unallocated                                         1,041                0.0%
                                            _______________     _______________
   Total                                    $       2,761              100.0%
                                            ===============     ===============

                                                                  Percent of
                                                                 Loans in Each
                                                                  Category to
June 30, 1995                                   Amount            Total Loans
_____________                               _______________     _______________
Allowance for Loan Losses (thousands)

Real Estate                                 $         658               64.2%
Commercial Mortgage                                   263               17.5%

Construction                                            0                1.3%
Commercial                                            137                8.3%
Consumer                                              279                8.7%
Unallocated                                         1,324                0.0%
                                            _______________     _______________
   Total                                    $       2,661              100.0%
                                            ===============     ===============

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

Northeast Bancorp Consolidated
Non-performing Ratios (in thousands)
As of June 30,


                                                 At June 30,
                               ________________________________________________
                                 1999      1998      1997      1996      1995
                               ________  ________  ________  ________  ________
Non-accrual loans:
   Residential mortgage            235       640     1,023     1,043       650
   Commercial Real Estate          595       317       541       895     1,223
   Commercial Loans                197       468        54       308       381
   Consumer and installment          0         0        41        76        33
                               ________  ________  ________  ________  ________
    Total non-accrual loans      1,027     1,425     1,659     2,322     2,287
Accruing loans contractually
 past due 90 days or more          117       823     1,222       860       370
                               ________  ________  ________  ________  ________
Total non-performing loans       1,144     2,248     2,881     3,182     2,657
Other real estate owned            194       350       563       585     1,169
                               ________  ________  ________  ________  ________
Total non-performing assets      1,338     2,598     3,444     3,767     3,826
                               ========  ========  ========  ========  ========
Non-performing loans to total
 loans                           0.36%     0.80%     1.29%     1.70%     1.42%
Non-performing assets to total
 assets                          0.37%     0.81%     1.21%     1.54%     1.65%



See additional information concerning non-performing and impaired loans in footnote 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

Northeast Bancorp Consolidated
Summary of Loan Losses Experience (in thousands)
As of June 30,

                               June 30,  June 30,  June 30,  June 30,  June 30,
                                 1999      1998      1997      1996      1995
                               ________  ________  ________  ________  ________
Average net loans outstanding
 during the period             $294,207  $237,791  $200,919  $183,947  $178,736
                               ========  ========  ========  ========  ========
Net loans at end of period (1) $316,062  $279,053  $219,940  $184,449  $185,116
                               ========  ========  ========  ========  ========
Allowance at beginning of
 period                        $  2,978  $  2,742  $  2,761  $  2,661  $  2,728

Loans charged-off during the
 period:
   Residential mortgage             232       196       319       151       162
   Commercial real estate            26       432       128       236       296
   Commercial                       272        42       154       125       205
   Consumer and other               396       115       171       108       151
                               ________  ________  ________  ________  ________
Total loans charged-off             926       785       772       620       814
                               ________  ________  ________  ________  ________
Recoveries on loans previously
 charged-off:
   Residential Mortgage              12        87        43        10         7
   Commercial Real Estate           109        83        49        34         1
   Commercial                        20        87        13        12        16
   Consumer and other               121        58        34        25        32
                               ________  ________  ________  ________  ________
Total Recoveries                    262       315       139        81        56
                               ________  ________  ________  ________  ________
Net loans charged off during
 the period                         664       470       633       539       758
Provision for loan losses           610       706       614       639       691
                               ________  ________  ________  ________  ________
Allowance at end of period     $  2,924  $  2,978  $  2,742  $  2,761  $  2,661
                               ========  ========  ========  ========  ========

Ratio of net charge-offs to
average loans outstanding         0.23%     0.20%     0.32%     0.29%     0.42%

Allowance as a percentage of
 total portfolio loans            0.93%     1.07%     1.25%     1.50%     1.44%

Allowance as a percentage of
<PAGF> 96

non-performing and non-accrual
loans                           255.59%   132.47%    95.18%    86.77%   100.15%


(1)  Excludes loans held for sale.

The allowance for loan losses as a percentage of net loans decreased at the end of each fiscal year from 1996 to 1999. The reduction in each fiscal year was due to the purchase of residential mortgages as well as portfolio loan growth. The decrease was supported each fiscal year by the Company's lower delinquency levels and decreased non-performing and substandard loans.

This table summarizes loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.

Northeast Bancorp Consolidated
Average Deposits (in thousands) and Rates
As of June 30,


                                                                       % of
June 30, 1999                           Amount          Rate         Deposits
_____________                        ____________   ____________   ____________
Average Deposits:

Non-interest bearing demand deposits $   17,132          0.00%           8.4%
Regular savings                          20,068          2.57%           9.9%
NOW and Money Market                     40,100          2.85%          19.7%
Time deposits                           125,802          5.58%          61.0%
                                     ____________   ____________   ____________
Total Average Deposits               $  203,102          4.27%         100.0%
                                     ============   ============   ============

                                                                       % of
June 30, 1998                           Amount          Rate         Deposits
_____________                        ____________   ____________   ____________
Average Deposits:

Non-interest bearing demand deposits $   15,481          0.00%           8.9%
Regular savings                          21,289          2.68%          12.2%
NOW and Money Market                     29,401          2.50%          16.8%
Time deposits                           108,580          5.78%          62.1%
                                     ____________   ____________   ____________
Total Average Deposits               $  174,751          4.34%         100.0%
                                     ============   ============   ============

                                                                       % of
June 30, 1997                           Amount          Rate         Deposits
_____________                        ____________   ____________   ____________
Average Deposits:


Non-interest bearing demand deposits $   13,380          0.00%           8.0%
Regular savings                          22,141          2.67%          13.3%
NOW and Money Market                     30,716          2.45%          18.4%
Time deposits                           100,485          5.73%          60.3%
                                     ____________   ____________   ____________
Total Average Deposits               $  166,722          4.26%         100.0%
                                     ============   ============   ============

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 1999

                                                                    Balance
                                                                _______________
Time Deposits $100,000 & Over (in thousands):

3 months or less                                                $       1,579
Over 3 through 6 months                                                 1,648
Over 6 through 12 months                                                6,944
Over 12 months                                                         14,181
                                                                _______________
Total Time Deposits $100,000 & Over                             $      24,352


Northeast Bancorp
Repurchase Agreements (in thousands)

                                       For Years ended June 30,
                        _______________________________________________________
                              1999               1998               1997
                        _________________  _________________  _________________
                                 Weighted           Weighted           Weighted
                        Balance    Rate    Balance    Rate    Balance    Rate
                        ________ ________  ________ ________  ________ ________
Balance at year end      11,868    4.07%     5,206    4.20%     5,099    4.25%

Average outstanding
 during year              8,202    4.15%     4,917    4.19%     4,566    4.38%

Maximum Outstanding at
 any month end           11,868              5,737              5,214


These borrowings, which were scheduled to mature within 180 days, were collateralized by GNMA and FHLMC securities with the market value of $14,938,000 and amortized cost of $15,525,000 at June 30, 1999, a market value of $8,547,000 and amortized cost of $8,558,000 at June 30, 1998, and a market value of $9,161,000 and amortized cost of $9,300,000 at June 30, 1997. Securities sold under these agreements were under the control of the company during 1999, 1998 and 1997.

Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 1999
(in thousands)

                                  Term to Repricing or Maturity

                     90     91-180   181-365    1-5    Over 5            % of
                    Days     Days     Days     Years   Years    Total    Total
                  ________ ________ _________ _______ ________ ________ _______
Interest Earning
 Assets:
Investment
 securities       $  1,727 $      0 $       0 $   344 $ 15,983 $ 18,054   5.18%
FHLB stock               0        0         0       0    5,680    5,680   1.63%
Short-term
 investments (1)     7,441        0         0       0        0    7,441   2.13%

Mortgage Loans:
 Residential
  mortgages:
 Fixed rate loans       41        2       239   1,815  105,926  108,023  30.97%
 Variable loans     15,964   12,153    18,300  27,701      103   74,221  21.28%
 Commercial real
  estate            14,594    1,311     3,099  32,622    3,812   55,438  15.89%
 Construction          685      475       526       0        0    1,686   0.48%
Other Loans:
 Commercial         12,314       54       434  16,627    5,218   34,647   9.93%
 Consumer and
  installment        1,687      134       317  17,649   23,856   43,643  12.51%
                  ________ ________ _________ _______ ________ ________ _______
Total loans         45,285   14,129    22,915  96,414  138,915  317,658  91.06%
                  ________ ________ _________ _______ ________ ________ _______

Total interest-
 earning assets   $ 54,453 $ 14,129 $  22,915 $96,758 $160,578 $348,833 100.00%
                  ======== ======== ========= ======= ======== ======== =======

Interest-bearing
 liabilities:
Customer deposits:
 NOW Accounts       31,203        0         0       0        0   31,203   9.82%
 Money market
  accounts           7,156        0         0       0        0    7,156   2.25%
 Regular savings    22,000        0         0       0        0   22,000   6.92%
 Certificates of
  deposit           31,112   21,557    45,779  42,627       38  141,113  44.39%

                  ________ ________ _________ _______ ________ ________ _______
Total Customer
 deposits           91,471   21,557    45,779  42,627       38  201,472  63.38%
                  ________ ________ _________ _______ ________ ________ _______

Borrowings:
 Repurchase
  Agreements        11,868        0         0       0        0   11,868   3.73%
 Other Borrowings   25,076    2,077    15,153  19,264   43,000  104,570  32.89%
  Total borrowings  36,944    2,077    15,153  19,264   43,000  116,438  36.62%
Total interest-
 bearing
 liabilities      $128,415 $ 23,634 $  60,932 $61,891 $ 43,038 $317,910 100.00%
                  ________ ________ _________ _______ ________ ________ _______
Interest
 sensitivity gap  (73,962)  (9,505)  (38,017)  34,867  117,540   30,923
                  ======== ======== ========= ======= ======== ========

Cumulative gap    (73,962) (83,467) (121,484) (86,617)  30,923   30,923
                  ======== ======== ========= ======== ======= ========

Cumulative gap
 ratio              42.40%   45.11%    42.96%  68.49%  109.73%  109.73%
                  ======== ======== ========= ======= ======== ========

Cumulative gap as
 a percentage of
 total assets      -20.30%  -22.91%   -33.34% -23.77%   8.49%     8.49%
                  ======== ======== ========= ======= ======== ========

(1) Includes FHLB overnight deposits and interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 1999.

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

Northeast Bancorp Consolidated
Quarterly Date
As of June 30, 1999


                           1st Qtr        2nd Qtr       3rd Qtr      4th Qtr
                           Sept. 30       Dec. 31       Mar. 31      June 30
                             1998          1998          1999          1999
                         ____________  ____________  ____________  ____________
Interest Income

 Interest on loans       $ 6,309,260   $ 6,179,727   $ 6,140,300   $ 6,549,300
 Interest & dividends
  on investments &
  available for sale
  securities                 405,896       347,989       468,978       455,343
                         ____________  ____________  ____________  ____________
Total Interest and
 Dividend Income           6,715,156     6,527,716     6,609,278     7,004,643
                         ____________  ____________  ____________  ____________

Interest Expense
 Interest on Deposits      2,129,744     2,157,908     2,143,909     2,248,736
 Interest on Repurchase
  Agreements                  52,744        86,531        95,483       104,798
 Interest on Borrowings    1,437,078     1,379,940     1,340,474     1,372,897
                         ____________  ____________  ____________  ____________
Total Interest Expense     3,619,566     3,624,379     3,579,866     3,726,431
                         ____________  ____________  ____________  ____________

Net Interest Income        3,095,590     2,903,337     3,029,412     3,278,212
Provision for Loan Losses    204,931       164,491       120,007       120,588
                         ____________  ____________  ____________  ____________

Net Interest Income
 after Provision for
 Loan Losses               2,890,659     2,738,846     2,909,405     3,157,624

Securities Transactions       16,403        52,819        11,035        14,608
Other Operating Income       490,118       788,651       722,173       620,545
Other Operating Expense    2,402,657     2,485,079     2,488,839     3,193,268
                         ____________  ____________  ____________  ____________
Income Before Income
 Taxes                       994,523     1,095,237     1,153,774       599,509
Income Tax Expense           358,486       394,669       410,268       269,168
                         ____________  ____________  ____________  ____________
Net Income               $   636,037   $   700,568   $   743,506   $   330,341
                         ============  ============  ============  ============

Earnings Per Share:
 Basic                   $       0.24  $       0.26  $       0.27  $      0.12
 Diluted                 $       0.23  $       0.25  $       0.27  $      0.12

Northeast Bancorp Consolidated
Quarterly Data
As of June 30, 1998

                           1st Qtr        2nd Qtr       3rd Qtr       4th Qtr
                           Sept. 30       Dec. 31       Mar. 31       June 30
                             1997          1997          1998          1998
                         ____________  ____________  ____________  ____________
Interest Income
 Interest on loans       $ 5,172,282   $ 5,256,343   $ 5,323,547   $ 6,236,692
 Interest & dividends
  on investments &
  available for sale
  securities                 705,194       636,036       545,427       407,490
                         ____________  ____________  ____________  ____________

Total Interest and
 Dividend Income           5,877,476     5,892,379     5,868,974     6,644,182
                         ____________  ____________  ____________  ____________

Interest Expense
 Interest on Deposits      1,883,483     1,901,610     1,845,499     1,956,125
 Interest on Repurchase
  Agreements                  48,438        54,618        51,244        52,351
 Interest on Borrowings    1,180,294     1,128,589     1,172,303     1,535,517
                         ____________  ____________  ____________  ____________
Total Interest Expense     3,112,215     3,084,817     3,069,046     3,543,993
                         ____________  ____________  ____________  ____________
Net Interest Income        2,765,261     2,807,562     2,799,928     3,100,189
Provision for Loan Losses    162,500       227,663       156,304       159,633
                         ____________  ____________  ____________  ____________

Net Interest Income after
 Provision for Loan
 Losses                    2,602,761     2,579,899     2,643,624     2,940,556

Securities Transactions      109,793        99,696        37,439        40,585
Other Operating Income       445,271       642,412       557,920       738,415
Other Operating Expense    2,277,221     2,765,623     2,123,636     2,565,236
                         ____________  ____________  ____________  ____________
Income Before Income
 Taxes                       880,604       556,384     1,115,347     1,154,320
Income Tax Expense           310,039       200,318       382,986       409,529
                         ____________  ____________  ____________  ____________
Net Income               $   570,565   $   356,066   $   732,361   $   744,791
                         ============  ============  ============  ============

Earnings Per Share:
 Basic                   $       0.24  $       0.14  $       0.31  $      0.30
 Diluted                 $       0.21  $       0.13  $       0.26  $      0.27


The decrease in net income and the increase in other operating expense for the quarter ending June 30, 1999 is primarily due to the writedown of equity securities and the write-off of goodwill, receivables and fixed assets due to the Company's decision to dissolve 1st New England Benefits. Refer to Management's Discussion and Analysis for further discussion.

The decrease in net income for the quarter ending December 31,1997 was primarily due to the one-time costs of approximately $435,000 associated with the merger of Cushnoc Bank.



Item 9.      Changes in and Disagreements with Accountants on
             ________________________________________________
             Accounting and Financial Disclosure.
             ____________________________________
             Not applicable.

                                 PART III

Item 10.     Directors and Executive Officers of the Registrant.
             ___________________________________________________
             Information relating to the name of each nominee or director of the Company, that person's age, positions and offices with the Company, business experience and principal occupations, directorships in other public companies, and service on the Company's board of directors set forth under the caption "Election of Directors" in the definitive 1999 proxy statement of the Company to be furnished to shareholders in connection with the Company's Annual Meeting to be held on November 09, 1999 (the"1999 Proxy Statement"), and information set forth under the subcaption "Section 16(a) Beneficial Ownership Requirements" relating to
             Section 16 matters, is incorporated herein by reference. Information required by this Item 10 regarding the executive officers of the Company is set forth in Part I, Item 4A of this Form 10-K.

Item 11.     Executive Compensation
             ______________________
             Information with respect to current renumeration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers" in the 1999 Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             ______________________________________________________________
             Information regarding the beneficial ownership of equity securities of the Company by all directors and named executive officers,beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in the 1999 Proxy Statement is Incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
             ______________________________________________
             Information regarding transactions and relationships between the Company and its directors and executive officers under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy is incorporated herein by reference.

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

             Consolidated Statements of Financial Condition as of June 30, 1999 and 1998

             Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997

             Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997


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

                            NORTHEAST BANCORP


Date:  September 17, 1999                    By:/s/ James D. Delamater
                                             _____________________________
                                             James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                     Title                        Date
_________________________   ____________________         ___________________


/s/ John B. Bouchard        Director                     September 17, 1999
-------------------------
John B. Bouchard


/s/ A. William Cannan       Director,                    September 17, 1999
-------------------------   Executive Vice President
A. William Cannan


/s/ James D. Delamater      Director,                    September 17, 1999
-------------------------   President and Chief
James D. Delamater          Executive Officer
                            (Principal
                            Executive Officer)

/s/ Ronald J. Goguen        Director                     September 17, 1999
-------------------------
Ronald J. Goguen


/s/ Judith W. Hayes         Director                     September 17, 1999
-------------------------   Vice President
Judith W. Hayes


/s/ Philip C. Jackson       Director                     September 17, 1999
-------------------------
Philip C. Jackson


/s/ Ronald C. Kendall       Director                     September 17, 1999
-------------------------
Ronald C. Kendall



/s/ John   Rosmarin         Director                     September 17, 1999
-------------------------
John    Rosmarin


/s/ John   Schiavi          Director                     September 17, 1999
-------------------------
John    Schiavi


/s/ John W. Trinward, DMD   Chairman of the              September 17, 1999
-------------------------   Board
John W. Trinward, DMD


/s/ Stephen W. Wight        Director                     September 17, 1999
-------------------------
Stephen W. Wight


/s/ Dennis A. Wilson        Director                     September 17, 1999
-------------------------
Dennis A. Wilson


/s/ Richard E. Wyman, Jr.   Chief Financial              September 17, 1999
-------------------------   Officer (Principal
Richard E. Wyman, Jr.       Financial and
                            Accounting Officer)


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

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21

23 The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23

27        A Financial Data Schedule is submitted herewith as Exhibit 27

* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14 of Form 10-K