Form 10-Q
period 1999-09-30
NORTHEAST BANCORP /ME/
filed 1999-11-12
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended         September 30, 1999
                              __________________
                                      or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number       1 - 14588
                             _________

                               Northeast Bancorp
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

               Maine                                 01 - 0425066
___________________________________     _______________________________________
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

 232 Center Street, Auburn, Maine                        04210
___________________________________     _______________________________________
  (Address of principal executive                     (Zip Code)
   offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of November 10, 1999: 2,770,815 of common stock, $1.00 par value per share.
_______________________________________________________________________________

                                NORTHEAST BANCORP
                                Table of Contents


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                     September 30, 1999 and June 30, 1999

                    Consolidated Statements of Income
                     Three Months ended September 30, 1999 and 1998

                    Consolidated Statements of Changes in Shareholders' Equity
                     Three Months ended September 30, 1999 and 1998

                    Consolidated Statements of Cash Flows
                     Three Months ended September 30, 1999 and 1998

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

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                               September 30,       June 30,
                                                   1999              1999
                                              _______________   _______________
                    Assets
Cash and due from banks                       $   5,375,209     $   4,963,985
Interest bearing deposits                         1,328,193           345,585
Federal Home Loan Bank overnight deposits         2,257,000         6,784,000
Available for sale securities                    18,737,183        18,054,317
Federal Home Loan Bank stock                      6,019,400         5,680,500
Loans held for sale                                 430,200           311,600

Loans                                           341,991,194       318,986,247
  Less allowance for loan losses                  3,046,000         2,924,000
                                              _______________   _______________
    Net loans                                   338,945,194       316,062,247

Bank premises and equipment, net                  4,926,388         5,037,026
Assets acquired through foreclosure                  15,790           193,850
Goodwill (net of accumulated amortization
 of $1,731,153 at 9/30/99 and $1,662,588
 at 6/30/99)                                      1,393,781         1,462,346
Other assets                                      5,640,273         5,487,449
                                              _______________   _______________
    Total Assets                                385,068,611       364,382,905
                                              ===============   ===============

Liabilities and Shareholders' Equity
Liabilities:
Deposits                                      $ 225,272,883     $ 219,364,035
Securities Sold Under Repurchase Agreements      13,051,036        11,867,839
Advances from Federal Home Loan Bank            115,387,173       103,881,716
Note Payable                                        611,111           687,500
Other Liabilities                                 3,526,085         1,898,700
                                              _______________   _______________
  Total Liabilities                             357,848,288       337,699,790

Shareholders' Equity:
Common stock, par value $1, 2,770,446 and
 2,768,624 shares issued and outstanding
 at 9/30/99 and 6/30/99, respectively             2,770,446         2,768,624
Additional paid in capital                       10,222,068        10,208,299
Retained earnings                                14,800,607        14,145,720
                                              _______________   _______________
                                                 27,793,121        27,122,643
Accumulated other comprehensive income (loss)      (572,798)         (439,528)
                                              _______________   _______________
  Total Shareholders' Equity                     27,220,323        26,683,115

                                              _______________   _______________
   Total Liabilities and Shareholders' Equity $ 385,068,611     $ 364,382,905
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                   1999              1998
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      64,791     $     116,234
Interest on loans & loans held for sale           7,010,975         6,309,260
Interest on available for sale securities           293,123           194,387
Dividends on Federal Home Loan Bank stock            94,269            90,203
Other Interest Income                                 5,612             5,072
                                              _______________   _______________
  Total Interest Income                           7,468,770         6,715,156

Interest Expense
Deposits                                          2,335,723         2,129,744
Repurchase agreements                               126,207            52,744
Other borrowings                                  1,516,348         1,437,078
                                              _______________   _______________
  Total Interest Expense                          3,978,278         3,619,566
                                              _______________   _______________

Net Interest Income                               3,490,492         3,095,590
Provision for loan losses                           295,229           204,931
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    3,195,263         2,890,659

Other Income
Service charges                                     265,183           253,385
Net securities gains                                  5,165            10,791
Net gain  on trading securities                        --               5,612
Other                                               356,976           236,733
                                              _______________   _______________
  Total Other Income                                627,324           506,521

Other Expenses
Salaries and employee benefits                    1,303,792         1,196,731
Net occupancy expense                               227,449           219,761
Equipment expense                                   233,177           182,003
Goodwill amortization                                68,565            74,094
Other                                               754,562           730,068
                                              _______________   _______________
  Total Other Expenses                            2,587,545         2,402,657

                                              _______________   _______________

Income Before Income Taxes                        1,235,042           994,523
Income tax expense                                 433,320           358,486
                                              _______________   _______________
Net Income                                    $     801,722     $     636,037
                                              ===============   ===============
Earnings Per Share
  Basic                                       $        0.29     $        0.24
  Diluted                                     $        0.29     $        0.23


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 1999 and 1998
(Unaudited)

                                                                                 Accumulated
                                                                                   Other
                                           Common    Additional                 Comprehensive
                             Preferred    Stock at     Paid in      Retained       Income
                               Stock      $1.00 Par    Capital      Earnings       (Loss)         Total
                           _____________ ___________ ____________ _____________ _____________ _____________
Balance at June 30, 1998        999,988   2,614,285    9,258,107    12,331,595       (64,448)   25,139,527
Net income for three months
  ended September 30, 1998         --          --           --         636,037          --         636,037
Other comprehensive income,
 net of tax:
  Adjustment of valuation
   reserve for securities
   available for sale              --          --           --            --          53,227        53,227
                                                                                              _____________
Comprehensive income               --          --           --            --            --         689,264

Cash dividends declared on
 common stock                      --          --           --        (138,573)         --        (138,573)
Cash dividends declared on
 preferred stock                   --          --           --         (17,500)         --         (17,500)
Common stock issued in

 connection with employee
 benefit and stock option
 plans                             --         4,099       32,085          --            --          36,184
                           _____________ ___________ ____________ _____________ _____________ _____________
Balance September 30, 1998 $    999,988  $2,618,384  $ 9,290,192  $ 12,811,559  $    (11,221) $ 25,708,902
                           ============= =========== ============ ============= ============= =============

Balance at June 30, 1999           --     2,768,624   10,208,299    14,145,720      (439,528)   26,683,115
Net income for three months
 ended September 30, 1999          --          --           --         801,722          --         801,722
Other comprehensive income,
 net of tax:
  Adjustment of valuation
   reserve for securities
   available for sale              --          --           --            --        (133,270)     (133,270)
                                                                                              _____________
Comprehensive income               --          --           --            --            --         668,452

Cash dividends declared on
 common stock                      --          --           --        (146,835)         --        (146,835)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                             --         1,822       13,769          --            --          15,591
                           _____________ ___________ ____________ _____________ _____________ _____________
Balance September 30, 1999 $          0  $ 2,770,446 $10,222,068  $ 14,800,607  $   (572,798) $ 27,220,323
                           ============= =========== ============ ============= ============= =============


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                      Three Months Ended
                                                        September 30,
                                                   1999              1998
                                              _______________   _______________
Cash provided by (used in) operating
 activities                                   $     992,653     $    (210,989)


Cash flows from investing activities:
 FHLB stock purchased                              (338,900)             --
 Available for sale securities purchased           (675,157)         (532,917)
 Available for sale securities matured              758,002         1,641,994
 Available for sale securities sold                  48,461            49,669
 New loans, net of repayments & charge offs     (22,452,960)       (7,867,188)
 Net capital expenditures                           (92,857)         (376,651)
 Assets acquired through foreclosure sold           222,724           262,219
 Real estate held for investment sold                14,997            50,000
                                              _______________   _______________
  Net cash used in investing activities         (22,515,690)       (6,772,874)

Cash flows from financing activities:
 Net change in deposits                           5,908,848        11,370,876
 Net change in repurchase agreements              1,183,197           326,655
 Dividends paid                                    (146,835)         (156,073)
 Proceeds from stock issuance                        15,591            36,184
 Net increase (decrease) in advances from
  Federal Home Loan Bank of Boston               11,505,457        (5,436,040)
 Net change in notes payable                        (76,389)          (76,389)
                                              _______________   _______________
  Net cash provided by financing activities      18,389,869         6,065,213
                                              _______________   _______________

  Net decrease in cash and cash equivalents      (3,133,168)         (918,650)

Cash and cash equivalents, beginning of
 period                                          12,093,570        12,151,966
                                              _______________   _______________
Cash and cash equivalents, end of period      $   8,960,402     $  11,233,316
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and FHLB deposits

Supplemental schedule of noncash investing activities:

Net (decrease) increase in valuation for
 unrealized market value adjustments on
 available for sale securities                     (133,270)           53,227

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refund                       --             206,000
Interest paid                                     3,892,105         3,615,158


                        NORTHEAST BANCORP AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                              September 30, 1999

1.   Basis of Presentation

     _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K.

2.   Securities
     __________
Securities available for sale at cost and approximate market values are summarized below.

                              September 30, 1999            June 30, 1999
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   596,064  $   595,626   $   596,626  $   598,445
Corporate bonds                201,654      197,590       201,916      199,527
Mortgage-backed securities  17,401,924   16,652,644    16,653,302   16,027,028
Equity securities            1,405,417    1,291,323     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $19,605,059  $18,737,183   $18,720,268  $18,054,317
                           ============ ============  ============ ============

                              September 30, 1999            June 30, 1999
                           ____________________________________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less    $   496,064  $   496,064   $   496,626  $   497,820
Due after one year through
 five years                    201,654      197,590       301,916      300,152
Due after five years
 through ten years             100,000       99,562          --           --
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0%
 maturing September 2003
 to October 2029)           17,401,924   16,652,644    16,653,302   16,027,028
Equity securities            1,405,417    1,291,323     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $19,605,059  $18,737,183   $18,720,268  $18,054,317

                           ============ ============  ============ ============

3.   Allowance for Loan Losses
     _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                         Three Months Ended
                                                            September 30,
                                                         1999          1998
                                                     ____________  ____________
Balance at beginning of year                         $ 2,924,000   $ 2,978,000
Add provision charged to operations                      295,229       204,931
Recoveries on loans previously charged off                58,355        25,523
                                                     ____________  ____________
                                                       3,277,584     3,208,454
  Less loans charged off                                 231,584       338,454
                                                     ____________  ____________
  Balance at end of period                           $ 3,046,000   $ 2,870,000
                                                     ============  ============

4.   Advances from Federal Home Loan Bank
     ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                               September 30, 1999
                 _____________________________________________
                   Principal        Interest        Maturity
                    Amounts           Rates          Dates
                 ______________  _______________  ____________
                 $  48,000,000    4.64% - 6.27%       2000
                     3,131,545    4.98% - 6.40%       2001
                     2,731,893    5.38% - 6.49%       2002
                    15,282,272    5.69% - 6.64%       2003
                     3,241,463    5.55% - 6.67%       2004
                     9,000,000    5.25% - 6.65%       2005
                    34,000,000    4.89% - 5.68%       2008
                 ______________
                 $ 115,387,173
                 ==============

                                    June 30, 1999
                 _____________________________________________
                   Principal        Interest        Maturity
                    Amounts           Rates          Dates
                 ______________  _______________  ____________
                 $  42,000,000    4.64% - 6.27%       2000
                     3,148,288    4.98% - 6.40%       2001
                     2,815,780    5.38% - 6.49%       2002
                     9,515,546    5.69% - 6.64%       2003
                     3,402,102    5.55% - 6.67%       2004

                     9,000,000    5.25% - 6.65%       2005
                    34,000,000    4.89% - 5.68%       2008
                 ______________
                 $ 103,881,716
                 ==============

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operation
         ____________________

Description of Operations
_________________________
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company has one wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products services are offered. Although the Bank's deposits are primarily insured through BIF, deposits at the Brunswick branch, which represent approximately 23% of the Bank's total deposits at September 30, 1999 are SAIF-insured.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiary is considered by management to be aggregated in one reportable operating segment.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1999 to September 30, 1999, and the results of operations for the quarters ended September 30, 1999 and 1998. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, year 2000 readiness, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. For a more complete discussion of such risks, please refer to the Company's Form 10-K for the year ended June 30, 1999 under the section entitled "Business-Forward-Looking Statements".

Financial Condition
___________________
Total consolidated assets were $385,068,611 on September 30, 1999, which represents an increase of $20,685,706 from June 30, 1999. The increase in assets is primarily due to loan growth. Loan volume during the quarter has been enhanced due to increased generation of consumer loans through the Bank's participation in indirect automobile loans and mobile home loans as well as increased generation of commercial loans. The increase in loans has been funded with increased deposits, excess funds from cash equivalents, and Federal Home Loan Bank ("FHLB") borrowings. In this regard, total net loans and securities increased by $22,882,947 and $682,866, respectively, from June 30, 1999 to September 30, 1999, while cash equivalents decreased by $3,133,168 during the same period. Total deposits and repurchase agreements increased by $7,092,045 from June 30, 1999 to September 30, 1999. FHLB borrowings also increased by $11,505,457 during the same period.

At September 30, 1999, the carrying value of securities available for sale by the Company was $18,737,183, which is $867,876 less than the cost of the underlying securities. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed securities due to rising interest rates. The net unrealized loss on mortgage-backed securities was $749,280 at September 30, 1999. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $114,094 in the market value of equity securities to the decline on the market value of the Company's investments in small cap technology stocks. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

FHLB stock increased by $338,900 from June 30, 1999 to September 30, 1999, due to the increase in FHLB borrowings. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $23,004,947 for the three months ended September 30, 1999. From June 30, 1999 to September 30, 1999, the loan portfolio increased by $4,486,712 in real estate mortgage loans, $17,427,483 in consumer and other loans, and by $1,090,752 in commercial loans. The increase in consumer loans was primarily due to the increased volume in indirect automobile loans and mobile home loans. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. The Bank has supplemented its loan portfolio by purchasing mortgage loans locally and from other states. As the Bank expands its purchase of loans in other states, management researches the strength of the economy in the respective state and underwrites every loan before purchase. These steps are taken to better evaluate and minimize the credit risk of out-of-state purchases. Also, in an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates and anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

At September 30, 1999, residential real estate mortgages consisting of owner-occupied residential loans made up 55% of the total loan portfolio, of which 39% of the residential loans are variable rate products, as compared to 60% and 51%, respectively, at September 30, 1998. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At September 30, 1999, 17% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 87% of the portfolio consists of variable rate products. At September 30, 1998, commercial real estate mortgages also made up 17% of the total loan portfolio, of which 88% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate.

Commercial loans made up 10% of the total loan portfolio, of which 44% are variable rate instruments at September 30, 1999. At September 30, 1998 commercial loans also made up 10% of the total loan portfolio, of which 57% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 18% of the loan portfolio as of September 30, 1999 which compares to 13% at September 30, 1998. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. The increase in consumer loans was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately

83% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,046,000 as of September 30, 1999 as compared to $2,924,00 as of June 30, 1999, representing 0.89% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $1,039,000 and $1,144,000 at September 30, 1999 and June 30, 1999,
respectively, which was 0.30% and 0.36% of total loans, respectively. The Bank's allowance for loan losses was equal to 293% and 256% of the total non-
performing loans at September 30, 1999 and June 30, 1999, respectively.   At
September 30, 1999, the Bank had approximately $689,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $52,000 when compared to the $741,000 at June 30, 1999.

The following table represents the Bank's non-performing loans as of September 30, 1999 and June 30, 1999, respectively:


                                      September 30,       June 30,
                Description               1999              1999
         _________________________   _______________   _______________
         1-4 Family Mortgages        $     586,000     $     293,000
         Commercial Mortgages              316,000           654,000
         Commercial Loans                        0                 0
         Consumer Installment              137,000           197,000
                                     _______________   _______________
          Total non-performing       $   1,039,000     $   1,144,000
                                     ===============   ===============

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

               09-30-99      06-30-99      03-31-99      12-31-98
              __________    __________    __________    __________
                 0.72%         0.76%         1.09%         1.27%


At September 30, 1999, loans classified as non-performing of $1,039,000 included approximately $149,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance.

The level of the allowance for loan losses as a percentage of total loans has decreased due to the increase of loan volume, while the level of allowance for loan losses as a percentage of non-performing loans increased at September 30, 1999, when compared to June 30,1999. The Company has experienced good growth in the commercial and consumer loan portfolio during the September 30, 1999 quarter, however these type of loans have additional credit risk as compared to real estate mortgage loans. Although these types of loans have increased, the decrease in the allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses and the continued historical trend of lower delinquency and non-performing loans. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

At September 30, 1999, the Bank had a total of $15,790 in assets acquired through foreclosure as compared to $193,850 as of June 30, 1999. The reduction in assets acquired through foreclosure was due to a sale of real estate property that was acquired through foreclosure.

Other assets increased by $152,824 from June 30, 1999 to September 30, 1999. The increase was due to the increase in capitalized loan servicing rights and the purchase of non-marketable investments.

Other liabilities increased by $1,627,385 compared to June 30, 1999, due primarily to increases in accrued expenses, escrow accounts and a due to broker resulting from the settlement of a security purchase.

Capital Resources and Liquidity
_______________________________
The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered certificate of deposits ("C.D.s") when national deposit interest rates are less than the interest rates on local market deposits. Brokered C.D.s are also used to supplement the growth in earning assets. Brokered C.D.s carry the same risk as local deposit C.D.s, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $225,272,883 and securities sold under repurchase agreements were $13,051,036 as of September 30, 1999. These amounts represent an increase of $5,908,848 and $1,183,197, respectively, compared to June 30, 1999. The increase in deposits was primarily due to the increase in time deposits. The increase in time deposits was attributable to various special offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhances the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost effective manner. Brokered deposits represented $13,623,168 of the total deposits at September 30, 1999, which increased by $164,911 compared to the $13,458,257 balance as of June 30, 1999. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposits.

Total advances from the FHLB were $115,387,173 as of September 30, 1999, an increase of $11,505,457 compared to June 30, 1999. The cash received from the increase in FHLB advances were utilized to fund the Bank's loan growth. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $11,400,000 over and above the September 30, 1999 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $27,220,323 as of September 30, 1999 as compared to $26,683,115 at June 30, 1999. Book value per common share was $9.83 as of September 30, 1999 as compared to $9.64 at June 30, 1999. The total equity to total assets ratio of the Company was 7.07% as of September 30, 1999 and 7.32% at June 30, 1999.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 1999, the Bank met the definition of a well capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 1999, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                 To Be"Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                             Actual       Adequacy Purposes  Action Provisions
                         Amount   Ratio    Amount    Ratio     Amount    Ratio
                        ________ _______  _________ _______  __________ _______
(Dollars in Thousands)
As of September 30,
 1999:
Tier 1 (Core) capital
 (to risk weighted
  assets)               $ 26,297   9.53%  $  11,041   4.00%  $   16,562   6.00%
Tier 1 (Core) capital
 (to total assets)      $ 26,297   6.85%  $  15,367   4.00%  $   19,208   5.00%
Total Capital (to risk
 weighted assets)       $ 28,002  10.14%  $  22,083   8.00%  $   27,603  10.00%


Management believes that there are adequate funding sources to meet its future liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the growth in the deposit base. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities. However, in order to finance the continued growth of the Bank at current levels, additional funds may be necessary in order to provide sufficient capital to fund loan growth.
In this regard, the Company has filed a registration statement with the SEC pursuant to which a wholly-owned trust subsidiary intends to issue preferred securities to investors, the net proceeds of which will be invested in junior subordinated debentures of the Company. The junior subordinated debentures will pay an interest rate equal to the dividend rate payable to the holders of the trust's preferred securities. There can be no assurance that the Company will be able to issue the trust's preferred securities or obtain any other additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

Results of Operations
_____________________
Net income for the quarter ended September 30, 1999 was $801,722 or basic and diluted earnings per share of $0.29, respectively. This compares to earnings of $636,037 or basic earnings per share of $0.24 and diluted earnings per share of $0.23 for the quarter ended September 30, 1998. The Company's net interest income was $3,490,492 for the three months ended September 30, 1999, as compared to $3,095,590 for the three months ended September 30, 1998, an increase of $394,902. Total interest income increased $753,614 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase in interest income was due primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $358,712 for the three months ended September 30, 1999 was due primarily from the increased volume of deposits and borrowings offset in part by the decrease in rates.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the three months ended
September 30, 1999 versus September 30, 1998


                                     Difference Due to
                                  Volume            Rate             Total
                              _______________  _______________  _______________
Investments                   $     103,655    $      (1,339)   $     102,316
Loans                               986,869         (285,154)         701,715
FHLB & Other Deposits               (40,764)          (9,653)         (50,417)
                              _________________________________________________
  Total                           1,049,760         (296,146)         753,614

Deposits                            398,975         (192,996)         205,979
Repurchase Agreements                74,628           (1,165)          73,463
Borrowings                          118,686          (39,416)          79,270
                              _________________________________________________
  Total                             592,289         (233,577)         358,712
                              _________________________________________________
   Net Interest Income        $     457,471    $     (62,569)   $     394,902
                              =================================================


Rate/Volume amounts spread proportionately between volume and rate.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. Management believes that the Bank is slightly asset sensitive based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience a contraction in its net interest margins during a period of falling rates. Management believes that the maintenance of a slight asset sensitive position is appropriate since historically interest rates tend to rise faster than they decline.

Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 21% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the three months ended September 30, 1999 increased by $90,298 when compared to September 30, 1998. Management believes the increase in the provision for loan losses was prudent to mitigate potential credit risk, based on the growth in the loan portfolio.

Total non-interest income was $627,324 for the three months ended September 30, 1999 as compared to $506,521 for the three months ended September 30, 1998. Service fee income was $265,183 for the three months ended September 30, 1999 as compared to $253,385 for the three months ended September 30, 1998. The $11,798 service fee increase for the three months ended September 30, 1999 was primarily due to an increase in deposit fee income due to increased deposit accounts. Net gains from securities decreased by $11,238 for the three months ended September 30, 1999 as compared to the three ended September 30, 1998.
The Company sold a larger volume of its securities during the three month period ended September 30, 1998, taking advantage of the fluctuation in market prices.

Other income was $356,976 for the three month period ended September 30, 1999, which was an increase of $120,243 when compared to other income of $236,733 for the three months ended September 30, 1998. The increase in other income in the three months ended September 30,1999, was primarily due to increased fee income from trust and investment services.

Total non-interest expense, for the Company was $2,587,545 for the three months ended September 30, 1999 as compared to $2,402,657 for the three months ended September 30, 1998. The increase in non-interest expense of $184,888 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 was due, in part, to the following items: (I) compensation expense increased by $107,061 primarily due to the additional staffing for the new branch opened in Lewiston, Maine, the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's health insurance and benefit plans, (II) occupancy expense increased by $7,688 due to the additional lease expense in opening the new Lewiston branch, (III) equipment expense increased by $51,174 due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system.

Other expenses increased by $24,494 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase was primarily due to the following: an increase in professional fees of $50,000 due to increased legal and audit services, courier services and data operations services; an increase of $24,000 due to the Company's growth in tele-communication lines; and an increase $24,000 in loan expenses due to the costs associated with the increased loan volume other general expenses. These increases were offset by the reduction of the Company's other general expenses.

The Company's income tax expense increased by $74,834 for the three months ended September 30, 1999, when compared to the three months ended September 30, 1998. The increase in income tax expense is due to increased earnings before tax.

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

Year 2000
_________
The Company has addressed the Year 2000 issue. Many existing computer programs and hardware configurations use only two digits to identify a year in the date field. Since these programs did not take into consideration the upcoming change in the century, many computer applications could create erroneous results by the year 2000 if not corrected. The Year 2000 issue will affect this Company and it will affect virtually all companies and organizations, including the Company's borrowers. The Company has organized a Year 2000 committee to research, develop and implement a plan that will correct this issue before the year 2000. The OTS, which primarily regulates thrifts, savings and loan associations, and savings and loan holding companies, has issued a formal regulation and comprehensive plan concerning the Year 2000 issue for such financial institutions. The Company has adopted the regulatory comprehensive plan which has the following phases:

Awareness Phase
_______________
This phase consisted of defining the Year 2000 problem; developing the resources necessary to perform compliance work, establishing a Year 2000 program committee and developing an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents). This phase has been completed by the Company's committee.

Assessment Phase
________________
This phase involved an assessment of the size and complexity of the problem and determination of the magnitude of the effort necessary to address the Year 2000 issue. As part of this valuation, the Company evaluated all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change. The assessment was not limited to a review of information systems, it also encompassed environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults.
Management also evaluated the Year 2000 effect on other strategic business initiatives, including the potential effect that mergers and acquisitions, major system development, corporate alliances, and system interdependencies will have on existing systems and/or the potential Year 2000 issues that may arise from acquired systems. The financial institution or vendor should also identify resource needs and established time frames for their Year 2000 efforts. The resource needs responding to this issue include appropriately skilled personnel, contractors, vendor support, budget allocations, and hardware capacity. Finally, contingency plans have been developed to cover unforeseen obstacles during the renovation and validation phases and include plans to deal with lesser priority systems that would be fixed later in the renovation phase.

The assessment phase has been completed, but is considered an ongoing phase for the Company. The Company has developed its contingency plan and will continue to test the plan in the upcoming quarter. The Company has instituted a comprehensive plan to communicate with all its borrowers that the Company considers to be at risk concerning the Year 2000 issue. The Company considers this plan necessary to mitigate the risk associated with borrowers not having the ability to make loan payments due to a Year 2000 issue. The Company has currently estimated the following costs associated with the Year 2000 issue,
(1) computer hardware replacement $40,000, (2) software replacement $42,000,
(3) testing and administrative costs $94,000, and (4) potential contingency costs $15,000. As of September 30, 1999, the Company has incurred approximately $37,333 of capitalized purchases and $98,500 of cumulative Year 2000 expenses. These costs are under continuous review and will be revised as needed. There can be no assurance that actual costs will not exceed the Company's estimates. During fiscal 1999, the Company has replaced its computer mainframe, software and data communication systems, as planned, to accommodate the growth of the Company through merger and acquisitions. The previous mainframe and software had been fully depreciated through the normal course of its depreciable life and the costs associated with the replacement of these items was in the Company's general business plan for fiscal 1999. The anticipated Year 2000 hardware and software costs indicated above are in addition to the Company's costs associated with the replacement of the mainframe, software and data communication system.

Renovation Phase
________________
This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work will be prioritized based on information gathered during the assessment phase. Each of the Company's service providers and vendors have been contacted and has or will provide information to the Company concerning their efforts to comply with the Year 2000 issue. The Company has completed this phase. However, there can be no assurance that these service providers or vendors will become Year 2000 compliant in a timely manner.

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

Risks Associated with Year 2000 and Contingency Plan
____________________________________________________
The Company recognizes the Year 2000 as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Year 2000 issue. Management is confident that all the instituted phases will be completed and in place prior to the year 2000. However, the inability of third party vendors to complete their year 2000 remediation process in a timely fashion could result in delays in processing daily transactions and could result in a material and adverse effect on the Company's results of operations and financial condition. The Company has developed a contingency plan to address potential failures in these systems. However, there can be no assurance that these plans will adequately protect the Bank from adverse consequences of such failures.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         _________________________________________________________
There have been no material changes in the Company's market risk from June 30, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 1999.

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

          27   Financial data schedule

(b)       Reports on Form 8 - K
          _____________________
          No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                    SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999                          NORTHEAST BANCORP

                                        By:       /s/  James D. Delamater
                                             __________________________________
                                                     James D. Delamater
                                                     President and CEO

                                        By :         /s/  Richard Wyman
                                              _________________________________
                                                        Richard Wyman
                                                   Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                        DESCRIPTION

      11            Statement regarding computation of per share earnings

      27            Financial data schedule