Form 10-Q
period 1999-12-31
NORTHEAST BANCORP /ME/
filed 2000-02-14
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10 - Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended    December 31, 1999
                         _________________
                                 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of February 1, 2000: 2,742,898 of common stock, $1.00 par value per share.
_______________________________________________________________________________

                            NORTHEAST BANCORP
                            Table of Contents

Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                    December 31, 1999 and June 30, 1999

                   Consolidated Statements of Income
                    Three Months ended December 31, 1999 and 1998

                   Consolidated Statements of Income
                    Six Months ended December 31, 1999 and 1998

                   Consolidated Statements of Changes in Shareholders' Equity
                    Six Months ended December 31, 1999 and 1998

                   Consolidated Statements of Cash Flows
                    Six Months ended December 31, 1999 and 1998

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

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)


                                               December 31,        June 30,
                                                   1999              1999
                                              _______________   _______________
                        Assets
Cash and due from bank                        $   7,776,735     $   4,963,985
Interest bearing deposits                           433,929           345,585
Federal Home Loan Bank overnight deposits         3,614,000         6,784,000
Available for sale securities                    24,093,686        18,054,317
Federal Home Loan Bank stock                      6,184,000         5,680,500
Loans held for sale                                 118,184           311,600

Loans                                           364,171,362       318,986,247
  Less allowance for loan losses                  3,167,000         2,924,000
                                              _______________   _______________
    Net loans                                   361,004,362       316,062,247

Bank premises and equipment, net                  4,769,233         5,037,026
Assets acquired through foreclosure                 130,225           193,850
Goodwill (net of accumulated amortization of
 $1,799,718 at 12/31/99 and $1,662,588 at
 6/30/99)                                         1,325,217         1,462,346
Other assets                                      6,364,148         5,487,449
                                              _______________   _______________
    Total Assets                              $ 415,813,719     $ 364,382,905
                                              ===============   ===============

Liabilities and Shareholders' Equity
Liabilities:
Deposits                                      $ 238,727,661     $ 219,364,035
Securities Sold Under Repurchase Agreements      16,078,044        11,867,839
Advances from Federal Home Loan Bank            123,678,957       103,881,716
Notes payable                                             0           687,500
Other Liabilities                                 2,633,145         1,898,700
                                              _______________   _______________
  Total Liabilities                             381,117,807       337,699,790

Guaranteed Preferred Beneficial Interests
 in the Company's Junior Subordinated
 Debentures                                       7,172,998                 0

Shareholders' Equity:
Common stock, $1.00 par value, 15,000,000
 shares authorized. 2,785,815 and 2,768,624 shares issued at 12/31/99 and 06/30/99, respectively. 2,761,944 and 2,768,624 shares outstanding at 12/31/99 and 6/30/99,
 respectively.                                    2,785,815         2,768,624
Additional paid in capital                       10,263,734        10,208,299
Retained earnings                                15,490,494        14,145,720
Accumulated other comprehensive income (loss)      (827,452)         (439,528)
                                              _______________   _______________
                                                 27,712,591        26,683,115

Treasury Stock at cost, 23,871 and 0 shares
 outstanding at 12/31/99 and 6/30/99,
 respectively.                                     (189,677)                0
                                              _______________   _______________
  Total Shareholders' Equity                     27,522,914        26,683,115
                                              _______________   _______________
   Total Liabilities and Shareholders' Equity $ 415,813,719     $ 364,382,905
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                     Three Months Ended
                                                        December 31,
                                                   1999              1998
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      57,873     $      73,860
Interest on loans & loans held for sale           7,444,148         6,179,727
Interest on available for sale securities           347,267           177,051
Dividends on Federal Home Loan Bank stock           101,140            91,635
Other Interest Income                                 3,741             5,443
                                              _______________   _______________
  Total Interest Income                           7,954,169         6,527,716

Interest Expense
Deposits                                          2,550,342         2,157,908
Repurchase agreements                               168,791            86,531
Trust preferred securities                           73,932                 0
Other borrowings                                  1,658,679         1,379,940
                                              _______________   _______________
  Total Interest Expense                          4,451,744         3,624,379
                                              _______________   _______________

Net Interest Income                               3,502,425         2,903,337
Provision for loan losses                           195,885           164,491
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    3,306,540         2,738,846

Other Income
Service charges                                     325,051           269,536
Net securities gains                                 20,697            47,699

Net gain on trading securities                            0             5,120
Other                                               267,960           519,115
                                              _______________   _______________
  Total Other Income                                613,708           841,470

Other Expenses
Salaries and employee benefits                    1,287,104         1,191,497
Net occupancy expense                               221,494           219,399
Equipment expense                                   227,410           210,958
Goodwill amortization                                68,564            74,094
Other                                               813,136           789,131
                                              _______________   _______________
  Total Other Expenses                            2,617,708         2,485,079
                                              _______________   _______________

Income Before Income Taxes                        1,302,540         1,095,237
Income tax  expense                                 465,796           394,669
                                              _______________   _______________
Net Income                                    $     836,744     $     700,568
                                              ===============   ===============

Earnings Per Common Share
  Basic                                       $        0.30     $        0.26
  Diluted                                     $        0.30     $        0.25


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)


                                                      Six Months Ended
                                                        December 31,
                                                   1999              1998
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $     122,664     $     190,094
Interest on loans & loans held for sale          14,455,123        12,488,988
Interest on available for sale securities           640,390           371,438
Dividends on Federal Home Loan Bank stock           195,410           181,838
Other Interest Income                                 9,352            10,515
                                              _______________   _______________
  Total Interest Income                          15,422,939        13,242,873

Interest Expense
Deposits                                          4,886,065         4,287,652
Repurchase agreements                               294,998           139,276
Trust preferred securities                           73,932                 0
Other borrowings                                  3,175,027         2,817,018
                                              _______________   _______________
  Total Interest Expense                          8,430,022         7,243,946

Net Interest Income                               6,992,917         5,998,927

Provision for loan losses                           491,114           369,421
                                              _______________   _______________
  Net Interest Income after Provision for
   Loan Losses                                    6,501,803         5,629,506

Other Income
Service charges                                     590,232           522,921
Net securities gains                                 25,861            58,490
Net gain  on trading securities                           0            10,732
Other                                               624,939           670,997
                                              _______________   _______________
  Total Other Income                              1,241,032         1,263,140

Other Expenses
Salaries and employee benefits                    2,590,896         2,388,228
Net occupancy expense                               448,943           354,309
Equipment expense                                   460,588           392,963
Goodwill amortization                               137,129           148,187
Other                                             1,567,698         1,519,199
                                              _______________   _______________
  Total Other Expenses                            5,205,254         4,802,886

Income Before Income Taxes                        2,537,581         2,089,760
Income tax  expense                                 899,116           753,155
                                              _______________   _______________
Net Income                                    $   1,638,465     $   1,336,605
                                              ===============   ===============
Earnings Per Common Share
  Basic                                       $        0.59     $        0.49
  Diluted                                     $        0.59     $        0.48


NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 1999 and 1998
(Unaudited)

                                                                                 Accumulated
                                                                                    Other
                              Common     Additional                             Comprehensive
                             Preferred    Stock at     Paid in      Retained       Income       Treasury
                               Stock      $1.00 Par    Capital      Earnings       (Loss)         Stock        Total
                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance at June 30, 1998        999,988   2,614,285    9,258,107    12,331,595       (64,448)        --      25,139,527
Net income for six months

  ended December 31, 1998          --          --           --       1,336,605          --           --       1,336,605
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for securities
  available for sale               --          --           --            --         (13,355)        --         (13,355)
                                                                                                                ________
Comprehensive income               --          --           --            --            --           --       1,323,250
Cash dividends declared on
 common stock                      --          --           --        (277,364)         --           --        (277,364)
Cash dividends declared on
 preferred stock                   --          --           --         (25,667)         --           --         (25,667)
Preferred Stock Converted
 to Common Stock               (999,988)    136,362      863,626          --            --           --               0
Common stock issued in
 connection with employee
 benefit and stock option
 plans                             --         4,429       35,081          --            --           --          39,510
                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance December 31, 1998  $          0  $2,755,076  $10,156,814  $ 13,365,169  $    (77,803) $         0  $ 26,199,256
                           ============= =========== ============ ============= ============= ============ =============

Balance at June 30, 1999           --     2,768,624   10,208,299    14,145,720      (439,528)        --      26,683,115
Net income for six months
  ended December 31, 1999          --          --           --       1,638,465          --           --       1,638,465
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for securities
  available for sale               --          --           --            --        (387,924)        --        (387,924)
                                                                                                               _________
Comprehensive income               --          --           --            --            --           --       1,250,541
Cash dividends declared on
 common stock                      --          --           --        (293,691)         --           --        (293,691)
Common stock issued in
 connection with employee
 benefit and option plans          --        17,191       55,435          --            --          5,446        78,072
Treasury stock purchased           --          --           --            --            --       (195,123)     (195,123)

                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance December 31, 1999  $          0  $2,785,815  $10,263,734  $ 15,490,494  $   (827,452) $  (189,677) $ 27,522,914
                           ============= =========== ============ ============= ============= ============ =============

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Unaudited)

                                                      Six Months Ended
                                                        December 31,
                                                   1999              1998
                                              _______________   _______________
Cash provided by (used in) operating
 activities                                   $   1,990,699     $    (338,406)

Cash flows from investing activities:
 FHLB stock purchased                              (503,500)             --
 Available for sale securities purchased         (8,172,527)       (8,699,888)
 Available for sale securities matured            1,483,317         2,387,746
 Available for sale securities sold                  93,056         6,537,024
 New loans, net of repayments & charge offs     (44,304,671)       (2,090,976)
 Net capital expenditures                          (144,084)         (672,016)
 Assets acquired through foreclosure sold           276,324           299,163
 Real estate held for investment sold                14,967            50,000
                                              _______________   _______________
   Net cash used in investing activities        (51,257,118)       (2,188,947)

Cash flows from financing activities:
 Net change in deposits                          19,363,626        17,906,866
 Net change in repurchase agreements              4,210,205         4,073,125
 Dividends paid                                    (293,691)         (303,031)
 Proceeds from stock issuance                        78,072            39,510
 Treasury Stock purchased                          (195,123)                0
 Net increase (decrease) in advances from
  Federal Home Loan Bank of Boston               19,797,241       (12,330,408)
 Proceeds from issuance of guaranteed
  preferred beneficial interests in the
  Company's junior subordinated debentures        7,172,998                 0
 Payments for debt issued costs                    (448,315)                0
 Net change in notes payable                       (687,500)         (152,778)
                                              _______________   _______________
   Net cash provided by financing activities     48,997,513         9,233,284
                                              _______________   _______________

   Net (decrease) increase in cash and cash
    equivalents                                    (268,906)        6,705,931

Cash and cash equivalents, beginning of
 period                                          12,093,570        12,151,966
                                              _______________   _______________

Cash and cash equivalents, end of period      $  11,824,664     $  18,857,897
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market
 value adjustments on available for sale
 securities                                        (387,924)          (13,355)
Net transfer from Loans to Other Real Estate
 Owned                                                    0           153,657

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                   844,000           856,000
Interest paid                                     8,228,312         7,298,563


                     NORTHEAST BANCORP AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                            December 31, 1999

1.  Basis of Presentation
    _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior
    _________________________________________________________________
    Subordinated Debentures
    _______________________
NBN Capital Trust ("NBNCT"), a Delaware statutory trust, was created on October 4, 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures will be the sole assets of the NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payment on liquidation or redemption of the preferred securities, but only to the extent of funds held by NBNCT. The preferred securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Securities
    __________
Securities available for sale at cost and approximate market values are summarized below.

                               December 31, 1999            June 30, 1999
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   595,182  $   592,885   $   596,626  $   598,445
Corporate bonds                201,393      195,441       201,916      199,527
Mortgage-backed securities  23,158,682   22,127,821    16,653,302   16,027,028
Equity securities            1,392,144    1,177,539     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $25,347,401  $24,093,686   $18,720,268  $18,054,317
                           ============ ============  ============ ============

                              December 31, 1999           June 30, 1999
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Due in one year or less    $   495,182  $   495,182   $   496,626  $   497,820
Due after one year through
 five years                    201,393      195,441       301,916      300,152
Due after five years
 through ten years             100,000       97,703          --           --
Mortgage-backed securities
 (including securities with
 interest rates ranging
 from 5.15% to 9.0%
 maturing September 2003
 to November 2029)          23,158,682   22,127,821    16,653,302   16,027,028
Equity securities            1,392,144    1,177,539     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $25,347,401  $24,093,686   $18,720,268  $18,054,317
                           ============ ============  ============ ============

4.  Allowance for Loan Losses
    _________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                          Six Months Ended
                                                            December 31,
                                                         1999          1998
                                                     ____________  ____________
Balance at beginning of year                         $ 2,924,000   $ 2,978,000
Add provision charged to operations                      491,114       369,421
Recoveries on loans previously charged off               103,484        63,954
                                                     ____________  ____________
                                                       3,518,598     3,411,375
  Less loans charged off                                 351,598       542,375
                                                     ____________  ____________
  Balance at end of period                           $ 3,167,000   $ 2,869,000
                                                     ============  ============

5.  Advances from Federal Home Loan Bank
    ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                December 31, 1999
                  _____________________________________________
                     Principal       Interest        Maturity
                      Amounts          Rates          Dates
                  ______________  _______________  ____________
                  $  84,000,000    4.49% - 6.78%       2000
                      3,761,031    5.38% - 6.49%       2001
                      7,385,660    5.97% - 6.30%       2002
                      5,739,305    5.69% - 6.67%       2003
                      1,792,961        5.55%           2004
                      9,000,000    5.25% - 6.65%       2005
                     12,000,000    5.40% - 5.68%       2008
                  ______________
                  $ 123,678,957
                  ==============

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
                  ______________
                  $ 103,881,716
                  ==============


Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operation
         ____________________
Description of Operations
_________________________
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products services are offered. Although the Bank's deposits are primarily insured through the Bank Insurance Fund ("BIF"), deposits at the Brunswick branch, which represent approximately 22% of the Bank's total deposits at December 31, 1999 are SAIF-insured.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Substantially all income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1999 to December 31, 1999, and the results of operations for the three and six months ended December 31, 1999 and 1998. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. For a more complete discussion of such risks, please refer to the Company's Form 10-K for the year ended June 30, 1999 under the section entitled "Business-Forward-Looking Statements".

Financial Condition
___________________
Total consolidated assets were $415,813,719 on December 31, 1999, which represents an increase of $51,430,814 from June 30, 1999. The increase in assets is primarily due to loan growth. Loan volume during the six month period has been enhanced due to increased generation of consumer loans through the Bank's participation in indirect automobile loans and mobile home loans as well as increased volume in residential and commercial loans. The increase in loans has been funded with increased deposits, repurchase agreements, and Federal Home Loan Bank ("FHLB") borrowings. In this regard, total net loans and securities increased by $44,942,115 and $6,039,369, respectively, from June 30, 1999 to December 31, 1999, while cash equivalents decreased by $268,906 during the same period. Total deposits and repurchase agreements increased by $23,573,831 from June 30, 1999 to December 31, 1999. FHLB borrowings also increased by $19,797,241 during the same period.

At December 31, 1999, the carrying value of securities available for sale by the Company was $24,093,686, which is $1,253,715 less than the cost of the underlying securities. The increase of $6,039,639 in the cost of securities available for sale, from June 30, 1999 to December 31, 1999, was due to the Company purchasing mortgage-backed securities, taking advantage of the higher yields on these investments during the current increasing rate environment.
The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed securities due to rising interest rates. The net unrealized loss on mortgage-backed securities was $1,030,861 at December 31, 1999. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $214,605 in the market value of equity securities to the decline on the market value of the Company's investments in preferred equity securities. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

FHLB stock increased by $503,500 from June 30, 1999 to December 31, 1999, due to the increase in FHLB borrowings. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $45,185,115 for the six months ended December 31, 1999. From June 30, 1999 to December 31, 1999, the loan portfolio increased by $12,396,532 in real estate mortgage loans, $28,208,225 in consumer and other loans, and by $4,580,358 in commercial loans. The increase in consumer loans was primarily due to the increased volume in indirect automobile loans and mobile home loans. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer response to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. The Bank has supplemented its loan portfolio by purchasing mortgage loans locally and from other states. In December, 1999 the Bank purchased approximately $3,200,000 of 1-4 family mortgages. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located in the State of Tennessee. As the Bank expands its purchase of loans in other states, management researches the strength of the economy in the respective state and underwrites every loan before purchase. These steps are taken to better evaluate and minimize the credit risk of out-of-state purchases. Also, in an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates and anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

At December 31, 1999, residential real estate mortgages consisting of owner-occupied residential loans made up 53% of the total loan portfolio, of which 38% of the residential loans are variable rate products, as compared to 60% and 48%, respectively, at December 31, 1998. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At December 31, 1999, 16% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 86% of the portfolio consists of variable rate products. At December 31, 1998, commercial real estate mortgages made up 18% of the total loan portfolio, of which 88% were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio, of which 44% are variable rate instruments at December 31, 1999. At December 31, 1998 commercial loans made up 10% of the total loan portfolio, of which 53% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 20% of the loan portfolio as of December 31, 1999 which compares to 12% at December 31, 1998. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. The increase in consumer loans was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately 89% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,167,000 as of December 31, 1999 as compared to $2,924,000 as of June 30, 1999, representing 0.87% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $1,715,000 and $1,144,000 at December 31, 1999 and June 30, 1999, respectively, which was 0.47% and 0.36% of total loans, respectively. The increase in the 1-4 family and commercial mortgage non-performing loan balances was due to the increase of two loans in each category. Management anticipates that the increase in non-performing commercial mortgages will be resolved during the current quarter with no anticipated losses. The Bank's allowance for loan losses was equal to 185% and 256% of the total non-performing loans at December 31, 1999 and June 30, 1999, respectively. At December 31, 1999, the Bank had approximately $372,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $369,000 when compared to the $741,000 at June 30, 1999.

The following table represents the Bank's non-performing loans as of December 31, 1999 and June 30, 1999, respectively:

                                      December 31,        June 30,
                Description               1999              1999
         _________________________   _______________   _______________
         1-4 Family Mortgages        $     448,000     $     293,000
         Commercial Mortgages            1,026,000           654,000
         Commercial Loans                  147,000                 0
         Consumer Installment               94,000           197,000
                                     _______________   _______________
          Total non-performing       $   1,715,000     $   1,144,000


The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


                12-31-99     09-30-99     06-30-99     03-31-99
               __________   __________   __________   __________
                  1.15%        0.72%        0.76%        1.09%


At December 31, 1999, loans classified as non-performing of $1,715,000 included approximately $430,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance.

The level of the allowance for loan losses as a percentage of total loans has decreased due to the increase of loan volume as well as the level of allowance for loan losses as a percentage of non-performing loans decreased due to the increase in non-performing loans at December 31, 1999, when compared to June 30,1999. The Company has experienced good growth in the commercial and consumer loan portfolio during the December 31, 1999 quarter, however these type of loans have additional credit risk as compared to real estate mortgage loans. Although these types of loans have increased, the decrease in the allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. The increase in the delinquency percentage from September 30,1999 to December 31,1999 was due to an increase in the 30 day delinquent category of 1-4 family and commercial mortgages as well as consumer loans. Although delinquencies and non-performing loans increased during the quarter, management does not consider this to be a potential trend at this point in time. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

At December 31, 1999, the Bank had a total of $130,225 in assets acquired through foreclosure as compared to $193,850 as of June 30, 1999. The reduction in assets acquired through foreclosure was due to a sale of real estate property that was acquired through foreclosure.

Other assets increased by $876,699 from June 30, 1999 to December 31, 1999. The increase was due to the increase in capitalized loan servicing rights and the purchase of non-marketable investments as well as the deferred costs associated with the Company's trust preferred security offering.

Other liabilities increased by $734,445 compared to June 30, 1999, due primarily to increases in accrued expenses and escrow accounts.

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

Total deposits were $238,727,661 and securities sold under repurchase agreements were $16,078,044 as of December 31, 1999. These amounts represent an increase of $19,363,626 and $4,210,205, respectively, compared to June 30, 1999. The increase in deposits was primarily due to the increase in time deposits. The increase in time deposits was attributable to various special offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhances the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost effective manner. Brokered deposits represented $19,068,780 of the total deposits at December 31, 1999, which increased by $5,610,523 compared to the $13,458,257 balance as of June 30, 1999. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposits.

Total advances from the FHLB were $123,678,957 as of December 31, 1999, an increase of $19,797,241 compared to June 30, 1999. The cash received from the increase in FHLB advances were utilized to fund the Bank's loan growth. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $9,500,000 over and above the December 31, 1999 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $27,522,914 as of December 31, 1999 as compared to $26,683,115 at June 30, 1999. Book value per common share was $9.97 as of December 31, 1999 as compared to $9.64 at June 30, 1999. The total equity to total assets ratio of the Company was 6.62% as of December 31, 1999 and 7.32% at June 30, 1999.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to capitalize BIF and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 1999, the Bank met the definition of a well capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 1999, the Bank's regulatory capital, which includes capital downstreamed of $4,000,000 by the parent as a result of a trust preferred security offering as described below, was in compliance with regulatory capital requirements as follows:


                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                             Actual       Capital Adequacy   Action Provisions
                        Amount    Ratio    Amount    Ratio     Amount    Ratio
                       _________ _______  _________ _______  __________ _______
(Dollars in Thousands)
As of December 31,
 1999:
Tier 1 (Core) capital
 (to risk weighted
  assets)              $  31,212  10.64%  $  11,728   4.00%  $   17,593   6.00%
Tier 1 (Core) capital
 (to total assets)     $  31,212   7.53%  $  16,588   4.00%  $   20,734   5.00%
Total Capital (to risk
 weighted assets)      $  33,016  11.26%  $  23,457   8.00%  $   29,321  10.00%


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

During the quarter ended December 31, 1999, the Company also generated additional liquidity and funding through the issuance of certain debt instruments. In this regard, on October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling in common securities to the Company and its trust preferred securities to the public, and
(ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. Accordingly, the Junior Subordinated Debentures are, and will be, the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The Trust used the proceeds to purchase $7,394,849 in principal amount of the Junior Subordinated Debentures issued by the Company. The Company will pay interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities. The cost of the issuance of the preferred securities was approximately $485,000 and is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. The Company used the net proceeds of the offering, approximately $6,700,000, for the following purposes: (i) contributed $4,000,000 as additional capital for the Bank, (ii) allocated $1,000,000 for the Company's stock buy-back program, (iii) paid off the remaining principal balance of $535,000 on its note payable, and (iv) retained the remaining $1,200,000 for general corporate requirements as they may arise from time to time.

The Company downstreamed $4,000,000 of the funds received from the junior subordinated debentures to the Bank. The funds are allowed under the Office of Thrift Supervision regulations to be used as capital at the Bank. As discussed above, these funds have increased the regulatory capital position at the Bank and is reported in the capital adequacy chart above. The increase in regulatory capital will allow the Bank to fund loan growth for the foreseeable future.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds.

Cash provided by operating activities in the consolidated statements of cash flow increased by $2,329,105 from December 31, 1998 to December 31, 1999 as a result of the increase in net income and the adjustments to reconcile net income to net cash provided by operating activities. The reconciling items that increased operating activities were the market value adjustment of available for sale securities, the provision and recoveries to the loan loss allowance and the depreciation expense for premises and equipment.

Results of Operations
_____________________

Net income for the quarter ended December 31, 1999 was $836,744 or basic and diluted earnings per share of $0.30, respectively. This compares to earnings of $700,568 or basic earnings per share of $0.26 and diluted earnings per share of $0.25 for the quarter ended December 31, 1998. Net income for the six months ended December 31, 1999 was $1,638,465 versus $1,336,605 for the period ended December 31, 1998. Basic and diluted earnings per share were $.59, respectively, for the six months ended December 31, 1999 versus basic earnings per share of $.49 and diluted earnings per share of $.48 for the period ended December 31, 1998.

The Company's net interest income was $6,992,917 for the six months ended December 31, 1999, as compared to $5,998,927 for the six months ended December 31, 1998, an increase of $993,990. Total interest income increased $2,180,066 during the six months ended December 31, 1999 compared to the six months ended December 31, 1998. Loan interest income increased by $1,264,421 and $1,966,135 for the three and six months ended December 31, 1999 compared to December 31, 1998, respectively. The increase in loan interest income was primarily due to the increased volume in consumer loans during the three and six month periods ended December 31, 1999. The increase in interest income was due primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $1,186,076 for the six months ended December 31, 1999 was due primarily from the increased volume of deposits and borrowings offset in part by the decrease in rates.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the six months ended
December 31, 1999 versus December 31, 1998


                                     Difference Due to
                                  Volume            Rate             Total
                              _______________  _______________  _______________
Investments                   $     252,211    $      29,827    $     282,038
Loans                             2,276,065         (309,930)       1,966,135
FHLB & Other Deposits               (62,999)          (5,108)         (68,107)
                              _________________________________________________
  Total                           2,465,277         (285,211)       2,180,066

Deposits                            890,421         (292,008)         598,413
Repurchase Agreements               159,821           (4,099)         155,722
Borrowings                          453,255          (21,314)         431,941
                              _________________________________________________
  Total                           1,503,497         (317,421)       1,186,076
                              _________________________________________________
   Net Interest Income        $     961,780    $      32,210    $     993,990

                              =================================================


Rate/Volume amounts spread proportionately between volume and rate.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly liability sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience a contraction in its net interest margins during a period of increasing rates. Management is currently addressing the asset/liability mix to reposition the Bank to a slightly asset sensitive position.

Approximately 19% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 20% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the six months ended December 31, 1999 increased by $121,693 when compared to December 31, 1998. Management believes the increase in the provision for loan losses was prudent to mitigate potential credit risk, based on the growth in the loan portfolio.

Total non-interest income was $613,708 and $1,241,032 for the three and six months ended December 31, 1999 versus $841,470 and $1,263,140 for the three and six months ended December 31, 1998. The decrease in total non-interest income was primarily due to the decrease in other income. Service fee income was $325,051 and $590,232 for the three and six months ended December 31, 1999 versus $269,536 and $522,921 for the three and six months ended December 31, 1998. The $55,515 and $67,311 service fee increase for the three and six months ended December 31, 1999, respectively, was primarily due to an increase in loan servicing and deposit fee income. Gains from available for sale securities were $20,697 and $25,861 for the three and six months ended December 31, 1999 versus $47,699 and $58,490 for the three and six months ended December 31, 1998. The Company sold a larger volume of its available for sale securities during the three and six month period ended December 31, 1998, taking advantage of the fluctuation in market prices.

Other income was $267,960 and $624,939 for the three and six months ended December 31, 1999, which was a decrease of $251,155 and $46,058 when compared to other income of $519,115 and $670,997 for the three and six months ended December 31, 1998, respectively. The decrease in other income in the three and six months ended December 31,1999, was primarily due to gains from 1-4 family mortgage and indirect auto loan sales that occurred in 1998, which was offset by the increased fee income from trust and investment services.

Total non-interest expense for the Company was $2,617,708 and $5,205,254 for the three and six months ended December 31, 1999, which was an increase of $132,629 and $402,368, respectively, when compared to total non-interest expense of $2,485,079 and $4,802,886 for the three and six months ended December 31, 1998. The increase in non-interest expense for the three and six months ended December 31, 1999 as compared to the three and six months ended December 31, 1998 was due, in part, to the following items: (I) compensation expense increased for the three and six months ended December 31, 1999 and was primarily due to the additional staffing for the new branch opened in Lewiston, Maine, the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's health insurance and benefit plans, (II) occupancy expense increased for the three and six month period due to the additional lease expense in opening the new Lewiston branch, (III) equipment expense increased for the three and six month period due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system.

Other expenses increased by $24,005 and 48,499 for the three and six months ended December 31, 1999 compared to the three and six months ended December 31, 1998. The increase was primarily due to the following: an increase in professional fees due to increased legal and audit services, courier services and data operations services; an increase due to the Company's growth in tele-communication lines and fees; and an increase in loan and deposit expenses due to the costs associated with the growth of loans and deposits. These increases were offset by the reduction of the Company's other general expenses.

The Company's income tax expense increased by $71,127 and $145,961 for the three and six months ended December 31, 1999, when compared to the three and six months ended December 31, 1998. The increase in income tax expense is due to increased earnings before tax.

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

Year 2000
_________

The Company addressed the Year 2000 issue and believes it has been successful. The Company has had no adverse affects to date regarding the century rollover period. There also has been no adverse implications from the Company's borrowers or depositors. The Company will continue to monitor for any affects of the Year 2000 issue during the current quarter, but management does not expect any adverse implications. As of December 31, 1999, the Company had incurred approximately $39,000 of capitalized purchases and $106,600 of cumulative Year 2000 expenses.

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


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         _________________
         None.

Item 2.  Changes in Securities
         _____________________
         None.

Item 3.  Defaults Upon Senior Securities
         _______________________________
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________
            SUMMARY OF VOTING AT 11/09/99 ANNUAL SHAREHOLDERS' MEETING
            __________________________________________________________
At the Annual Meeting of Shareholders held in Auburn, Maine on November 9, 1999, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

                                          Votes For        Votes Withheld
                                        _____________     ________________
John W. Trinward, D.M.D.                  2,255,260               82,089
John B. Bouchard                          2,256,960               80,389
A. William Cannan                         2,256,863               80,486
James D. Delamater                        2,256,960               80,389
Ronald J. Goguen                          2,256,960               80,389
Judith W. Hayes                           2,249,960               87,389
Philip Jackson                            2,256,960               80,389
Roland C. Kendall                         2,256,960               80,389
John Rosmarin                             2,255,960               81,389
John Schiavi                              2,249,110               88,239
Stephen W. Wight                          2,251,635               85,714
Dennis A. Wilson                          2,256,960               80,389

Proposal 2 - Approval of Stock Plan. Proposal to approve and adopt the Northeast Bancorp 1999 stock Option Plan.

               Votes For         Votes Against       Votes Abstain
            _______________     _______________     _______________
                2,166,676             151,717              18,956

Proposal 3 - Ratification of Appointment of Auditors. Proposal to ratify the appointment of Baker, Newman & Noyes, Limited Liability Company, as the Company's auditors for the 2000 fiscal year.

               Votes For         Votes Against       Votes Abstain
            _______________     _______________     _______________
                2,328,520               5,800               3,029

Item 5.  Other Information
         _________________
         None.

Item 6.  Exhibits and Reports on Form 8 - K
         __________________________________
(a)      Exhibits
         ________
         10  1999 Stock Option Plan of Northeast Bancorp

         11  Statement regarding computation of per share earnings.

         27  Financial data schedule

(b)      Reports on Form 8 - K
         _____________________
         On December 6, 1999, the Company filed a report on Form 8-K announcing an adoption of a Stock Repurchase Program.

                                SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2000                     NORTHEAST BANCORP

                                        By:      /s/  James D. Delamater
                                             __________________________________
                                                     James D. Delamater
                                                     President and CEO

                                        By:          /s/  Richard Wyman
                                             __________________________________
                                                       Richard Wyman
                                                  Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                            DESCRIPTION

     10                 1999 Stock Option Plan of Northeast Bancorp

     11                 Statement regarding computation of per share earnings

     27                 Financial data schedule