Form 10-Q
period 2000-03-31
NORTHEAST BANCORP /ME/
filed 2000-05-12
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended            March 31, 2000
                                 ______________
                                      or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  ______________ to ______________

Commission File Number           1-14588
                                 _______
                              Northeast Bancorp
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

              Maine                                  01-0425066
____________________________________   ________________________________________
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  232 Center Street, Auburn, Maine                        04210
____________________________________   ________________________________________
  (Address of Principal executive                      (Zip Code)
   offices)

                                   (207) 777-6411
_______________________________________________________________________________
               Registrant's telephone number, including area code

                                   Not Applicable
_______________________________________________________________________________
Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of April 30, 2000, 2,685,234 of common stock, $1.00 par value per share.

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                   March 31, 2000 and June 30, 1999

                  Consolidated Statements of Income
                   Three Months ended March 31, 2000 and 1999

                  Consolidated Statements of Income
                   Nine Months ended March 31, 2000 and 1999

                  Consolidated Statements of Changes in
                  Shareholders' Equity
                   Nine Months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows
                   Nine Months ended March 31, 2000 and 1999

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                 March 31,         June 30,
                                                   2000              1999
                                              _______________   _______________
            Assets
Cash and due from bank                        $    6,918,581    $    4,963,985
Interest bearing deposits                            503,256           345,585
Federal Home Loan Bank overnight deposits          3,659,000         6,784,000
Available for sale securities                     23,816,706        18,054,317
Federal Home Loan Bank stock                       6,346,400         5,680,500
Loans held for sale                                  147,636           311,600

Loans                                            368,395,545       318,986,247
 Less allowance for loan losses                    3,287,000         2,924,000
                                              _______________   _______________
  Net loans                                      365,108,545       316,062,247

Bank premises and equipment, net                   4,638,081         5,037,026
Assets acquired through foreclosure                  190,535           193,850
Goodwill (net of accumulated amortization
 of $1,868,282 at 3/31/00 and $1,662,588
 at 6/30/99)                                       1,256,652         1,462,346
Other assets                                       6,553,393         5,487,449
                                              _______________   _______________
  Total Assets                                $  419,138,785    $  364,382,905
                                              ===============   ===============

Liabilities and Shareholders' Equity
Liabilities
Deposits                                      $  240,934,864    $  219,364,035
Securities Sold Under Repurchase Agreements       14,361,356        11,867,839
Advances from Federal Home Loan Bank             126,408,650       103,881,716
Notes payable                                              0           687,500
Other Liabilities                                  2,666,495         1,898,700
                                              _______________   _______________
  Total Liabilities                              384,371,365       337,699,790

Guaranteed Preferred Beneficial
 Interests in the Company's
 Junior Subordinated Debentures                    7,172,998                 0

Shareholders' Equity
Common stock, $1.00 par value,
 15,000,000 shares authorized.
 2,786,095 and 2,768,624 shares
 issued at 03/31/00 and 06/30/99,
 respectively. 2,690,450 and
 2,768,624 shares outstanding at
 03/31/00 and 6/30/99, respectively                2,786,095         2,768,624
Additional paid in capital                        10,265,729        10,208,299
Retained earnings                                 16,196,310        14,145,720
                                              _______________   _______________
Accumulated other comprehensive income (loss)       (851,393)         (439,528)
                                              _______________   _______________
                                                  28,396,741        26,683,115
Treasury Stock at cost, 95,645 and 0
 shares at 03/31/00 and 6/30/99,
 respectively.                                      (802,319)                0
                                              _______________   _______________
   Total Shareholders' Equity                     27,594,422        26,683,115
                                              _______________   _______________
  Total Liabilities and Shareholders' Equity  $  419,138,785    $  364,382,905
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                   2000              1999
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $       50,778    $       89,478
Interest on loans & Loans held for sale            7,671,932         6,140,300
Interest on available for sale securities            429,945           283,269
Dividends on Federal Home Loan Bank stock            109,795            89,643
Other Interest Income                                  6,951             6,588
                                              _______________   _______________
  Total Interest Income                            8,269,401         6,609,278

Interest Expense
Deposits                                           2,639,007         2,143,909
Repurchase agreements                                136,368            95,483
Trust preferred securities                           176,336                 -
Other borrowings                                   1,820,771         1,340,474
                                              _______________   _______________
  Total Interest Expense                           4,772,482         3,579,866
                                              _______________   _______________

Net Interest Income                                3,496,919         3,029,412
Provision for loan losses                            195,147           120,007
                                              _______________   _______________
  Net interest income after
   Provision for Loan Losses                       3,301,772         2,909,405

Other Income
Service charges                                      297,190           253,507
Net securities gains                                  30,807            11,035
Net gain on trading securities                         3,813                 0
Other                                                314,609           468,666
                                              _______________   _______________
  Total Other Income                                 646,419           733,208

Other Expenses
Salaries and employee benefits                     1,366,785         1,121,727
Net occupancy expense                                248,954           290,583
Equipment expense                                    239,983           213,462
Goodwill amortization                                 68,565            74,094
Other                                                667,180           788,973
                                              _______________   _______________
  Total Other Expenses                             2,591,467         2,488,839
                                              _______________   _______________

Income Before Income Taxes                         1,356,724         1,153,774
Income tax expense                                   479,459           410,268
                                              _______________   _______________
Net Income                                    $      877,265    $      743,506
                                              ===============   ===============

Earnings Per Common Share
 Basic                                        $         0.32    $         0.27
 Diluted                                      $         0.32    $         0.27


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                      Nine Months Ended
                                                          March 31,
                                                   2000              1999
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      173,442    $      279,571
Interest on loans & Loans held for sale           22,127,054        18,629,287
Interest on available for sale securities          1,070,335           654,708
Dividends on Federal Home Loan Bank stock            305,205           271,481
Other Interest Income                                 16,304            17,103
                                              _______________   _______________
  Total Interest Income                           23,692,340        19,852,150

Interest Expense
Deposits                                           7,525,073         6,431,561
Repurchase agreements                                431,366           234,758
Trust preferred securities                           250,267                 -
Other borrowings                                   4,995,798         4,157,492
                                              _______________   _______________
  Total Interest Expense                          13,202,504        10,823,811

Net Interest Income                               10,489,836         9,028,339
Provision for loan losses                            686,260           489,428
                                              _______________   _______________
  Net interest income after Provision for
   Loan Losses                                     9,803,576         8,538,911


Other Income
Service charges                                      887,423           776,427
Net securities gains                                  56,668            69,525
Net gain on trading securities                         3,813            10,732
Other                                                939,547         1,224,521
                                              _______________   _______________
  Total Other Income                               1,887,451         2,081,205

Other Expenses
Salaries and employee benefits                     3,957,682         3,509,956
Net occupancy expense                                697,896           729,749
Equipment expense                                    700,571           606,425
Goodwill amortization                                205,694           222,280
Other                                              2,234,878         2,308,172
                                              _______________   _______________
  Total Other Expenses                             7,796,721         7,376,582
                                              _______________   _______________

Income Before Income Taxes                         3,894,306         3,243,534
Income tax expense                                 1,378,576         1,163,423
                                              _______________   _______________
Net Income                                    $    2,515,730    $    2,080,111
                                              ===============   ===============

Earnings Per Common Share
 Basic                                        $         0.91    $         0.76
 Diluted                                      $         0.91    $         0.74


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended March 31, 2000 and 1999

                                                                                 Accumulated
                                                                                    Other
                                           Common     Additional                Comprehensive
                             Preferred    Stock at     Paid in      Retained       Income       Treasury
                               Stock      $1.00 Par    Capital      Earnings       (Loss)        Stock         Total
                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance at June 30, 1998   $    999,988  $2,614,285  $ 9,258,107  $ 12,331,595  $    (64,448) $     -      $ 25,139,527
Net income for nine months
 ended March 31, 1999              -           -            -        2,080,111          -           -         2,080,111
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for securities
  available for sale               -           -            -             -         (142,244)       -          (142,244)
                                                                                                           _____________
Total comprehensive income         -           -            -             -             -           -         1,937,867

Dividends on common stock
 at $0.21 per share                -           -            -         (423,940)         -           -          (423,940)
Dividends on preferred
 stock                             -           -            -          (25,667)         -           -           (25,667)
Preferred stock converted
 to common stock               (999,988)    136,362      863,626          -             -           -              -
Common stock issued in
 connection with employee
 benefit and stock option
 plans                             -         15,336       68,173          -             -           -            83,509
                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance at March 31,1999   $       -     $2,765,983  $10,189,906  $ 13,962,099  $   (206,692) $     -      $ 26,711,296
                           ============= =========== ============ ============= ============= ============ =============

Balance at June 30, 1999   $       -     $2,768,624  $10,208,299  $ 14,145,720  $   (439,528) $     -      $ 26,683,115
Net income for nine months
 ended March 31, 2000              -           -            -        2,515,730          -           -         2,515,730
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for securities
  available for sale               -           -            -             -         (411,865)       -          (411,865)
                                                                                                           _____________
Total comprehensive income         -           -            -             -             -           -         2,103,865

Dividends on common stock
 at $0.25 per share                -           -            -         (465,140)         -           -          (465,140)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                             -         17,471       57,430         -              -          5,446         80,347
Treasury stock purchased           -           -            -            -              -       (807,765)      (807,765)
                           _____________ ___________ ____________ _____________ _____________ ____________ _____________
Balance at March 31, 2000  $       -     $2,786,095  $10,265,729  $ 16,196,310  $   (851,393) $  (802,319) $ 27,594,422
                           ============= =========== ============ ============= ============= ============ =============


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                   2000              1999
                                              _______________   _______________
Cash provided by operating activities         $    3,068,421     $     950,817

Cash flows from investing activities:
FHLB stock Purchased                                (665,900)             -
Available for sale securities purchased           (8,803,080)      (15,307,160)
Available for sale securities matured              2,243,738         3,169,943
Available for sale securities sold                   235,041         6,618,573
New loans, net of repayments & charge offs       (48,757,131)      (24,476,252)
Net capital expenditures                            (230,722)         (982,014)
Assets acquired through foreclosure sold             483,024           422,742
Real estate held for investment sold                  14,967            50,000
                                              _______________   _______________
 Net cash used in investing activities           (55,480,063)      (30,504,168)

Cash flows from financing activities:
Net change in deposits                            21,570,829        28,686,185
Net change in repurchase agreements                2,493,517         4,286,107
Dividends paid                                      (465,140)         (449,607)
Proceeds from stock issuance                          80,347            83,509
Treasury Stock purchased                            (802,319)             -
Net increase (decrease) in advances from
 Federal Home Loan Bank of Boston                 22,526,934        (2,328,463)
Proceeds from issuance of guaranteed
 preferred beneficial interests in the
 Company's junior subordinated debentures          7,172,998              -
Payments for debt issue cost                        (490,757)             -
Net change in notes payable                         (687,500)         (229,167)
                                              _______________   _______________
 Net cash provided by financing activities        51,398,909        30,048,564
                                              _______________   _______________
Net (decrease) increase in cash and cash
 equivalents                                      (1,012,733)          495,213

Cash and cash equivalents, beginning of
 period                                           12,093,570        12,151,966
                                              _______________   _______________
Cash and cash equivalents, end of period      $   11,080,837    $   12,647,179
                                              ===============   ===============

Cash and cash equivalents include
 cash on hand, amounts due from
 banks and  interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized
 market value adjustments on available for
 sale securities                                    (411,865)         (142,244)
Net transfer from Loans to Other Real Estate
 Owned                                               127,276            97,332

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                  1,311,000         1,105,000
Interest paid                                     12,866,053        10,801,119


NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2000

1. Basis of Presentation
   _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K.

2. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures
   _________________________________________________________________
NBN Capital Trust   ("NBNCT") a Delaware statutory trust, was created on
October 4, 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and
(iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures will be the sole assets of the NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by NBNCT. The preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3. Securities
   __________
Securities available for sale at cost and approximate market values are summarized below.

                                March 31, 2000              June 30,1999
                           _________________________  _________________________
                                           Market                    Market
                               Cost         Value         Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S.Treasury and
 other U.S. Government
 corporations and agencies $   594,270  $   592,036   $   596,626  $   598,445
Corporate bonds                201,135      194,641       201,916      199,527
Mortgage-backed securities  22,898,432   21,904,388    16,653,302   16,027,028
Equity securities            1,412,858    1,125,641     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $25,106,695  $23,816,706   $18,720,268  $18,054,317
                           ============ ============  ============ ============

                                March 31, 2000              June 30, 1999
                           _________________________  _________________________
                                          Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________

Due in one year or less    $   494,270  $   494,270   $   496,626  $   497,820
Due after one year
 through five years            201,135      194,641       301,916      300,152
Due after five years
 through ten years             100,000       97,766             0            0
Mortgage-backed securities
 (including securities
 with interest rates
 rangine from 5.15% to
 9.0% maturing September
 2003 to November 2029)     22,898,432   21,904,388    16,653,302   16,027,028
Equity securities            1,412,858    1,125,641     1,268,424    1,229,317
                           ____________ ____________  ____________ ____________
                           $25,106,695  $23,816,706   $18,720,268  $18,054,317
                           ============ ============  ============ ============

4. Allowances for Loan Losses
   __________________________
The following is an analysis of transactions in the allowance for loan Losses:

                                                         Nine Months Ended
                                                              March 31,
                                                         2000          1999
                                                     ____________  ____________
Balance at beginning of year                         $ 2,924,000   $ 2,978,000
Add provision charged to operations                      686,260       489,428
Recoveries on loans previously charged off               201,811       136,296
                                                     ____________  ____________
                                                       3,812,071     3,603,724
   Less loans charged off                                525,071       674,724
                                                     ____________  ____________
   Balance at end of period                          $ 3,287,000   $ 2,929,000
                                                     ============  ============

5. Advances from Federal Home Loan Bank
   ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                March 31, 2000
                 _____________________________________________
                   Principal        Interest        Maturity
                    Amounts           Rates          Dates
                 ______________  _______________  ____________
                 $  96,500,000    4.85% - 6.58%       2001
                     2,657,008    5.38% - 6.49%       2002
                     7,166,179    5.97% - 6.64%       2003
                     5,383,250    5.69% - 6.67%       2004
                     1,702,213        5.55%           2005
                     4,000,000    5.44% - 6.65%       2006
                     8,000,000    5.59% - 5.68%       2008
                     1,000,000        5.40            2009
                 ______________
                 $ 126,408,650
                 ==============

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
                 ______________
                 $ 103,881,716
                 ==============

6. Loans
   _____
The following is a summary of the composition of loans at:

                                             March 31, 2000     June 30, 1999
                                            ________________   ________________
Residential Mortgage                        $   189,379,763    $   182,244,336
Commercial Real Estate                           59,773,566         55,437,983
Construction                                      6,643,506          1,685,649
Commercial                                       39,266,556         34,647,058
Consumer & Other                                 70,883,389         43,642,768
                                            ________________   ________________
   Total                                        365,946,780        317,657,794
Less Net Deferred Costs                          (2,448,765)        (1,328,453)
                                            ________________   ________________
   Net Loans                                $   368,395,545    $   318,986,247
                                            ================   ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
        _______________________________________________________________
Description of Operations
_________________________
Northeast Bancorp (the "Company"), is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products services are offered. Although the Bank's deposits are primarily insured through the Bank Insurance Fund ("BIF"), deposits at the Brunswick branch, which represent approximately 22% of the Bank's total deposits at March 31, 2000 are SAIF-insured.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Substantially all income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the material changes in the financial condition of the Company from June 30, 1999 to March 31, 2000, and the results of operations for the three and nine months ended March 31, 2000 and 1999. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

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

Financial Condition
___________________
Total consolidated assets were $419,138,785 on March 31, 2000, which represents an increase of $54,755,880 from June 30, 1999. The increase in assets is primarily due to loan growth. Loan volume during the nine month period has been enhanced due to increased generation of consumer loans through the Bank's participation in indirect automobile loans and mobile home loans as well as increased volume in residential and commercial loans. The increase in loans has been funded with increased deposits, repurchase agreements, and Federal Home Loan Bank ("FHLB") borrowings. In this regard, total loans and securities increased by $49,409,298 and $5,762,389, respectively, from June 30, 1999 to March 31, 2000, while cash equivalents decreased by $1,012,733 during the same period. Total deposits and repurchase agreements increased by $24,064,346 from June 30, 1999 to March 31, 2000. FHLB borrowings also increased by $22,526,934 during the same period.

At March 31, 2000, the carrying value of securities available for sale by the Company was $23,816,706, which is $1,289,989 less than the cost of the underlying securities. The increase of $5,762,389 in securities available for sale, from June 30, 1999 to March 31, 2000, was primarily due to the Company purchasing mortgage-backed securities, taking advantage of the higher yields on these investments during the current increasing rate environment. The difference between the carrying value and the cost of the securities was primarily attributable to the decline in the market value of mortgage-backed securities due to rising interest rates. The net unrealized loss on mortgage-backed securities was $994,044 at March 31, 2000. Substantially all of the mortgage-backed securities are high grade government backed securities. As in any long term earning asset in which the earnings rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $287,217 in the market value of equity securities to the decline on the market value of the Company's investments in preferred equity securities. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability.

FHLB stock increased by $665,900 from June 30, 1999 to March 31, 2000, due to the increase in FHLB borrowings. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Total loans increased by $49,409,298 for the nine months ended March 31, 2000. From June 30, 1999 to March 31, 2000, the loan portfolio increased by $16,721,170 in real estate mortgage loans, $28,062,454 in consumer and other loans, and by $4,625,674 in commercial loans. The increase in consumer loans was primarily due to the increased volume in indirect automobile loans and mobile home loans. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan origination volume. The local competitive environment and customer responses to favorable secondary market rates have affected the Bank's ability to increase the loan portfolio. The Bank has supplemented its loan portfolio by purchasing mortgage loans locally and from other states. In December 1999, the Bank purchased approximately $3,200,000 of 1-4 family mortgages. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located in the State of Tennessee. As the Bank expands its purchase of loans in other states, management researches the strength of the economy in the respective state and underwrites every loan before purchase. These steps are taken to better evaluate and minimize the credit risk of out-of-state purchases. Also, in an effort to increase loan volume, the Bank's offering rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates as well as increased rates on its cost of funds. The Bank anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

At March 31, 2000, residential real estate mortgages consisting of owner-occupied residential loans made up 53% of the total loan portfolio, of which 37% of the residential loans are variable rate products. At March 31, 1999, residential real estate mortgages made up 61% of the total loan portfolio, of which 42% were variable rate products. Although the Bank has purchased fixed rate loans, it is management's intent, where market opportunities arise, to increase the volume in variable rate residential loans to reduce the interest rate risk in this area.

At March 31, 2000, 17% of the Bank's total loan portfolio balance is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 87% of the portfolio consists of variable rate products. At March 31, 1999, commercial real estate mortgages made up 18% of the total loan portfolio, of which 84% were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio, of which 44% are variable rate instruments at March 31, 2000. At March 31, 1999 commercial loans made up 10% of the total loan portfolio, of which 46% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 19% of the loan portfolio as of March 31, 2000, which compares to 11% at March 31, 1999. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The increase in consumer loans was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately 88% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank primarily pays a nominal one time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,287,000 as of March 31, 2000 as compared to $2,924,000 as of June 30, 1999, representing 0.89% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $1,785,000 and $1,144,000 at March 31, 2000 and June 30, 1999,
respectively, which was 0.48% and 0.36% of total loans, respectively. The increase in the 1-4 family residential and commercial non-performing loan balances was due to the increase of three loans in each category. The Bank's allowance for loan losses was equal to 184% and 256% of the total non-performing loans at March 31, 2000 and June 30, 1999, respectively. At March 31, 2000, the Bank had approximately $1,153,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $412,000 when compared to the $741,000 at June 30, 1999. The increase was attributed to management downgrading certain loans during its internal review process.

The following table represents the Bank's non-performing loans as of March 31, 2000 and June 30, 1999, respectively:


                                           March 31,       June 30,
Description                                  2000            1999
         _________________________   _______________   _______________
         1-4 Family Mortgages        $     560,000     $     293,000
         Commercial Mortgages              674,000           654,000
         Commercial Loans                  325,000                 0
         Consumer Installment              226,000           197,000
                                     _______________   _______________
         Total non-performing        $   1,785,000     $   1,144,000
                                     ===============   ===============

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


               03-31-00      12-31-99      09-30-99      06-30-99
              __________    __________    __________    __________
                 1.08%         1.15%         0.72%         0.76%


At March 31, 2000, loans classified as non-performing of $1,785,000 included approximately $102,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance.

The level of the allowance for loan losses as a percentage of total loans has decreased due to the increase of loan volume as well as the level of allowance for loan losses as a percentage of non-performing loans decreased due to the increase in non-performing loans at March 31, 2000, when compared to June 30, 1999. The Company has experienced good growth in the commercial and consumer loan portfolio during the March 31, 2000 quarter, however these type of loans have additional credit risk as compared to real estate mortgage loans. Although these types of loans have increased, the decrease in the allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. The increase in the delinquency percentage from September 30, 1999 to December 31, 1999 was due to an increase in the 30 day delinquent category of 1-4 family and commercial mortgages as well as consumer loans. Total delinquencies decreased slightly from December 31, 1999 to March 31, 2000. Although delinquencies and non-performing loans increased during the current fiscal year, management does not consider this to be a potential trend at this point in time. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

At March 31, 2000, the Bank's premises and equipment decreased by $398,945 when compared to June 30, 1999. The reduction in assets was due to normal depreciation.

The Bank served its Augusta, Maine location with two branch offices. As of March 31, 2000, the Bank consolidated its loan and deposit customers to the Western Avenue branch and closed the Bangor Street location. The merging of these two branches allows the Bank to continue to serve the Augusta, Maine community with greater efficiency with little or no disruption. The Bangor street branch was under a lease agreement, which had expired. The relocation expenses were not material and the employees were absorbed into other available positions within the Bank or decreased through attrition. The closure of the branch did not have a material impact on the financial condition or operations of the Company.

Other assets increased by $1,065,944 from June 30, 1999 to March 31, 2000. The increase was due to the increase in capitalized loan servicing rights and the purchase of non-marketable investments as well as the deferred issuance costs associated with the Company's trust preferred security offering.

Other liabilities increased by $767,795 compared to June 30, 1999, due primarily to increases in accrued expenses and escrow accounts.

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

Total deposits were $240,934,864 and securities sold under repurchase agreements were $14,361,356 as of March 31, 2000. These amounts represent an increase of $21,570,829 and $2,493,517, respectively, compared to June 30, 1999. The increase in deposits was primarily due to the increase in time deposits. The increase in time deposits was attributable to various special offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial relationships, improving its overall liquidity position in a cost effective manner. Brokered deposits represented $18,878,471 of the total deposits at March 31, 2000, which increased by $5,420,214 compared to the $13,458,257 balance as of June 30, 1999. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and/or increase its core deposits.

Total advances from the FHLB were $126,408,650 as of March 31, 2000; an increase of $22,526,934 compared to June 30, 1999. The cash received from the increase in FHLB advances and deposits were utilized to fund the Bank's loan growth. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $11,700,000 over and above the March 31, 2000 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

Total equity of the Company was $27,594,422 as of March 31, 2000 as compared to $26,683,115 at June 30, 1999. Book value per common share was $10.26 as of March 31, 2000 as compared to $9.64 at June 30, 1999. The total equity to total assets ratio of the Company was 6.58% as of March 31, 2000 and 7.32% at June 30, 1999.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2000, the Bank met the definition of a well capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2000, the Bank's regulatory capital, which includes capital downstreamed of $4,000,000 by the parent as a result of a trust preferred security offering as described below, was in compliance with regulatory capital requirements as follows:


                                                                To Be " Well
                                                             Capitalized" Under
                                              For Capital    Prompt Corrective
                               Actual      Adequacy Purposes Action Provisions
                           Amount   Ratio    Amount   Ratio   Amount   Ratio
                       ________ ________  ________ ________  ________ _________
(Dollars in Thousands)
As of March 31, 2000:
Tier 1 (Core) capital
 (to risk weighted
  assets)              $ 32,238  10.81%   $ 11,924   4.00%   $ 17,887    6.00%
Tier 1 (Core) capital
 (to total assets)     $ 32,238   7.71%   $ 16,721   4.00%   $ 20,902    5.00%
Total Capital (to risk
 weighted assets)      $ 34,349  11.52%   $ 23,849   8.00%   $ 29,811   10.00%


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

During the quarter ended December 31, 1999, the Company also generated additional liquidity and funding through the issuance of certain debt instruments. In this regard, on October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling in common securities to the Company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. Accordingly, the Junior Subordinated Debentures are, and will be, the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The Trust used the proceeds to purchase $7,394,849 in principal amount of the Junior Subordinated Debentures issued by the Company. The Company will pay interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities. The cost of the issuance of the preferred securities was approximately $491,000 and is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. The Company used the net proceeds of the offering, approximately $6,700,000, for the following purposes: (i) contributed $4,000,000 as additional capital for the Bank,
(ii) allocated $1,000,000 for the Company's stock buy-back program, (iii) paid off the remaining principal balance of $535,000 on its note payable, and (iv) retained the remaining $1,200,000 for general corporate requirements as they may arise from time to time.

The Company downstreamed $4,000,000 of the funds received from the junior subordinated debentures to the Bank. The funds are allowed under the Office of Thrift Supervision regulations to be used as capital at the Bank. As discussed above, these funds have increased the regulatory capital position at the Bank and are reported in the capital adequacy chart above. The increase in regulatory capital will allow the Bank to fund loan growth for the foreseeable future.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of March 31, 2000, the Company has repurchased approximately $802,000 of its common stock.

Cash provided by operating activities in the consolidated statements of cash flow increased by $2,117,604 from March 31, 1999 to March 31, 2000 as a result of the increase in net income and the adjustments to reconcile net income to net cash provided by operating activities. The reconciling items that increased operating activities were the market value adjustment of available for sale securities, the provision and recoveries to the loan loss allowance and the depreciation expense for premises and equipment.

Results of Operations
_____________________
Net income for the quarter ended March 31, 2000 was $877,265 or basic and diluted earnings per share of $0.32, respectively. This compares to earnings of $743,506 or basic and diluted earnings per share of $0.27 for the quarter ended March 31, 1999. Net income for the nine months ended March 31, 2000 was $2,515,730 versus $2,080,111 for the period ended March 31, 1999. Basic and diluted earnings per share were $0.91, respectively, for the nine months ended March 31, 2000 versus basic earnings per share of $0.76 and diluted earnings per share of $0.74 for the period ended March 31, 1999.

The Company's net interest income was $10,489,836 for the nine months ended March 31, 2000, as compared to $9,028,339 for the nine months ended March 31, 1999, an increase of $1,461,497. Total interest income increased $3,840,190 during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. Loan interest income increased by $1,531,632 and $3,497,767 for the three and nine months ended March 31, 2000 compared to March 31, 1999, respectively. The increase in loan interest income was primarily due to the increased volume in consumer loans during the three and nine month periods ended March 31, 2000. The increase in interest income was due primarily from an increase in the volume of loans offset in part by a decrease in rates. The increase in total interest expense of $2,378,693 for the nine months ended March 31, 2000 was due primarily from the increased volume of deposits and borrowings offset in part by the decrease in rates.

The changes in net interest income are presented in the schedule below.


Northeast Bancorp
Rate/Volume Analysis for the nine months ended
March 31, 2000 versus March 31, 1999


                                    Difference Due to
                                 Volume            Rate             Total
                             _______________  _______________  ________________
Investments                  $     352,107    $      97,244    $      449,351
Loans                            3,676,876         (179,109)        3,497,767
FHLB & Other Deposits             (118,718)          11,790          (106,928)
                             _______________  _______________  ________________
  Total                          3,910,265          (70,075)        3,840,190

Deposits                         1,329,959         (236,447)        1,093,512
Repurchase Agreements              200,769           (4,161)          196,608
Borrowings                         929,698          158,875         1,088,573
                             _______________  _______________  ________________
  Total                          2,460,426          (81,733)        2,378,683
                             _______________  _______________  ________________
   Net Interest Income       $   1,449,839    $      11,658    $    1,461,497
                             ===============  ===============  ================

Rate/Volume amounts spread proportionately between volume and rate.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that represents the potential changes in interest rates and those changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly liability sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience a contraction in its net interest margins during a period of increasing rates. Management is currently addressing the asset/liability mix to reposition the Bank to a slightly asset sensitive position.

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

The provision for loan losses for the nine months ended March 31, 2000 increased by $196,832 when compared to March 31, 1999. Management believes the increase in the provision for loan losses was prudent to mitigate potential credit risk, based on the growth in the loan portfolio.

Total non-interest income was $646,419 and $1,887,451 for the three and nine months ended March 31, 2000 versus $733,208 and $2,081,205 for the three and nine months ended March 31, 1999. The decrease in total non-interest income was primarily due to the decrease in other income. Service fee income was $297,190 and $887,423 for the three and nine months ended March 31, 2000 versus $253,507 and $776,427 for the three and nine months ended March 31, 1999. The $43,683 and $110,996 service fee increase for the three and nine months ended March 31, 2000, respectively, was primarily due to an increase in loan servicing and deposit fee income. Gains from available for sale securities were $30,807 and $56,668 for the three and nine months ended March 31, 2000 versus $11,035 and $69,525 for the three and nine months ended March 31, 1999. The Company sold a portion of its available for sale securities during the three months period ended March 31, 2000, taking advantage of the fluctuation in market prices.

Other income was $314,609 and $939,547 for the three and nine months ended March 31, 2000, which was a decrease of $154,057 and $284,974 when compared to other income of $468,666 and $1,224,521 for the three and nine months ended March 31, 1999, respectively. The decrease in other income in the three and nine months ended March 31,2000, was primarily due to gains from 1-4 family mortgage and indirect auto loan sales that occurred in 1999 but did not occur at the same level in 2000. The decrease in gains was offset by increased fee income from trust and investment services.

Total non-interest expense for the Company was $2,591,467 and $7,796,721 for the three and nine months ended March 31, 2000, which was an increase of $102,628 and $420,139, respectively, when compared to total non-interest expense of $2,488,839 and $7,376,582 for the three and nine months ended March 31, 1999. The increase in non-interest expense for the three and nine months ended March 31, 2000 as compared to the three and nine months ended March 31, 1999 was due, in part, to the following items: (i) compensation expense increased for the three and nine months ended March 31, 2000 and was primarily due to the additional staffing for the new branch opened in Lewiston, Maine, the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's health insurance and benefit plans, (ii) equipment expense increased for the three and nine month period due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system. The Company relocated its benefit administration department during March 1999 and incurred a one time lease penalty to terminate its existing lease contract. Due to this one time expense in March 1999, occupancy expenses as of March 31, 2000 decreased when compared to March 31, 1999.

Other expenses decreased by $121,793 and $73,294 for three and six months ended March 31, 2000 compared to the three and nine months ended March 31, 1999. The decrease was primarily due to the costs associated with the opening of the Lewiston branch in March 1999 and was not incurred again during the three and nine months ended March 31, 2000. Due to these additional costs during the prior period, other expenses decreased for the three and nine months ended March 31, 2000 due to the reduction in advertising expense, supplies expense and professional fees. Other expenses also decreased due to reductions in travel and meetings expenses, shareholder relations expenses and general business insurance.

The Company's income tax expense increased by $69,191 and $215,153 for the three and nine months ended March 31, 2000, when compared to the three and nine months ended March 31, 1999. The increase in income tax expense is due to increased earnings before tax.

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

Year 2000
_________
The Company addressed the Year 2000 issue and believes it has been successful. The Company has had no adverse affects to date regarding the century rollover period. There also have been no adverse implications from the Company's borrowers or depositors. The Company continued to monitor for any affects of the Year 2000 issue during the March 31, 2000 quarter and did not incur any adverse implications. As of March 31, 2000, the Company had incurred approximately $39,000 of capitalized purchases and $111,800 of cumulative Year 2000 expenses.

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

Item 2.  Changes in Securities
         _____________________
         None.

Item 3.  Defaults Upon Senior Securities
         _______________________________
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________
         None.

Item 5.  Other Information
         _________________
         None.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________
(a)      Exhibits
         ________
         11  Statement regarding computation of per share earnings.

         27  Financial data Schedule

(b)      Reports on Form 8-K
         ___________________
         No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                           SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2000                    NORTHEAST BANCORP

                                 By:       James D. Delamater
                                      ____________________________
                                           James D. Delamater
                                           President and CEO


                                 By:         Richard Wyman
                                      ____________________________
                                             Richard Wyman
                                        Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                    DESCRIPTION
      11            Statement regarding computation of per share earnings

      27            Financial data schedule