Form 10-K
period 2000-06-30
NORTHEAST BANCORP /ME/
filed 2000-09-27
CIK 811831

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended  June 30, 2000


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

  Registrant's telephone number, including area code: (207)777-6411

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 13, 2000, was $19,997,728 based on the last reported sales price of the Company's common stock on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,678,579 shares of the registrant's common stock outstanding as of September 13, 2000.


                          DOCUMENTS INCORPORATED
                               BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

   Document                           Form 10-K Part into Which the Document is
                                      Incorporated
   -----------------------           ------------------------------------------

   Proxy Statement for the            III
   2000 Annual Meeting of
   Shareholders



                                     PART I

Item 1.  Business
_________________

General
-------
Northeast Bancorp (the "Company"), a Maine corporation chartered in April 1987, is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered.

At the beginning of the fiscal year ended June 30, 2000, the Bank had two separate branch offices in Augusta, Maine; the Western Avenue and the Bangor Street branches. During the third quarter ending March 31, 2000, the Bank consolidated its loan and deposit customers to the Western Avenue branch and closed the Bangor Street location. The merging of these two branches allows the Bank to continue to serve the Augusta, Maine community with greater efficiency with little or no disruption. The Bangor street branch had been subject to a lease agreement, which had expired during the recently completed fiscal year. The relocation expenses were not material and the employees were absorbed into other available positions within the Bank or decreased through attrition. The closure of the branch did not have a material impact on the financial condition or operations of the Company.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, during the past few years the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. The Bank believes that the local character of its business and its "community bank" management philosophy allows it to compete effectively in its market area. As of June 30, 2000, the Company, on a consolidated basis, had total assets of approximately $434 million, total deposits of approximately $260 million, and stockholders' equity of approximately $28 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank (which was formerly known as Bethel Savings Bank F.S.B. ("Bethel")) is a federally chartered savings bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank. The Bank received its federal charter in 1984. In 1987, Bethel converted to a stock form of ownership and in subsequent years has engaged in a strategy of both geographic and product expansion. The Bank has broad powers, including the power to engage in non-residential lending activities. In connection with its conversion into a federal savings bank in 1983, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable regulations, except as otherwise determined by the OTS, the Bank retains the authority that it was permitted to exercise as a mutual savings bank under the state law existing at the time of the conversion. Historically, Maine-chartered savings banks have had certain lending, investment, and other powers that have only recently been granted to federal savings institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal ("NOW") accounts.

Strategy
--------
Northeast Bancorp's corporate philosophy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service. This strategy is designed to attract profitable long-term banking relationships with its customers which will increase the Bank's core earnings by developing strong interest margins, non-interest free income, and increasing the volume of banking products and services as its market area expands. In keeping with this strategy, the Bank is making a concerted effort to become an all-inclusive financial center that is able to provide its customers with virtually any financial product and service that will meet their needs. In this regard, the Bank assists its clients in assessing their financial needs through its personalized financial planning services. Once the customer's financial needs have been identified, the Bank provides the customer with financial product or service solutions designed to meet their needs. Management believes that the ability to deliver such personalized service and advice will be one of the primary competitive factors in the financial institutions industry in the future. Accordingly, over the past few years the Bank has invested a substantial amount of resources in developing its ability to offer a high level of personalized service with an emphasis on financial planning and delivery of financial advisory services that are responsive to a broad range of customer needs.

To further support the corporate philosophy, the Bank has recently expanded the scope of lending and other financial services that it provides to its customers. In the past, the Bank has focused primarily on its residential mortgage lending business. As a result, its business has historically consisted of attracting deposits from the general public through its retail banking offices and applying those funds principally to the origination, retention, servicing, investing in and selling first mortgage loans on single and multi-family residential real estate. However, during the past several years, the Bank has expanded the scope of its services by placing additional emphasis on:

* consumer lending and small business, home equity, and commercial loans;

* lending funds to retail banking customers by means or home equity and installment loans;

* originating loans secured by commercial property and multi-family dwellings;
  and

* generating indirect dealer consumer loans used for the purchase of mobile homes and automobiles.

Northeast Bancorp also offers to its customers financial planning, investment services and all lines of insurance products through the Bank's subsidiary, Northeast Financial Services Corporation. Northeast Financial Services Corporation, which is located at Northeast Bancorp's headquarters in Auburn, Maine, offers customers access to investment, insurance and annuity products through an arrangement with Commonwealth Equity Services, Inc., an unaffiliated, fully licensed New York securities firm, which licenses the brokers who sell such products and services. It also offers all lines of insurance products to customers through its relationships with several insurance agencies, including one owned by Mr. Kendall who is a director of the Company.

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

The community banking strategy of Northeast Bancorp emphasizes the development of long-term full banking relationships with customers at each branch location by providing consistent, high quality service from:

*  employees with local decision-making authority;
* employees who are familiar with the customers' needs, their business environment and competitive demands; and
* employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, the Bank has expanded its commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, the Bank's business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 2000, the Bank's loan portfolio consisted of 52% residential real estate mortgages, 17% commercial real estate mortgages, 11% commercial loans, and 20% consumer loans. At June 30, 2000, the Bank's lending limit was approximately $4.2 million. To the extent that customer's credit needs exceed the bank's lending limits, the Bank may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

The Bank is subject to examination and comprehensive regulation by the OTS and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston. Although the Bank's deposits are primarily insured through the Bank Insurance Fund, deposits at the Brunswick branch, which represent approximately 20% of the Bank's total deposits, are insured through the Savings Association Insurance Fund.

The principal executive offices of Northeast Bancorp and the Bank are located at 232 Center Street, Auburn, Maine, 04210, and their telephone number is
(207) 777-6411.

Market Area and Competition
---------------------------
The Bank is headquartered in Auburn, Maine with full service branches in Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. In addition, the Company maintains a facility in Falmouth, Maine from which it accepts loan applications and offers investment services, insurance, and financial planning products and services. As a result of its recent acquisitions and expansion, the Company's market areas cover western, central and mid-coastal regions of the State of Maine. The Bank's market area is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services and Competition
-----------------------------------
Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market areas, (ii) the commercial market and small-to-medium sized businesses within its primary market areas; and (iii) the growing consumer loan market, including indirect automobile dealer loans, as well as a wide range of other consumer-oriented financial services and products such as financial planning services, investments, insurance trust services, college loans and other similar products.

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

In an effort to attract a broader base of long-term customer relationships and diversity in its banking operations, Northeast Bancorp has recently expanded its focus from primarily seeking residential loan customers to becoming a "one-stop shopping" destination point for our customers' full financial needs. Accordingly, during the past few years the Bank has significantly increased the number and type of financial products, loans, and services that it makes available to its customers.

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

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while the principal competitive factors relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, Northeast Bancorp believes that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance its ability to compete successfully in its market areas. Further, Northeast Bancorp now offers a wide range of financial services to its customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

Subsidiaries
------------
On October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling its common securities to the Company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. Accordingly, the Junior Subordinated Debentures are, and will be, the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold $7,172,998 of its trust-preferred securities to the public and $221,851 of its common securities to the Company. The Trust used the proceeds to purchase $7,394,849 in principal amount of the Junior Subordinated Debentures issued by the Company. The Company will pay interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities. The cost of the issuance of the preferred securities was approximately $491,000 and is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. Through the end of the fiscal year ending June 30, 2000, the Company had used the net proceeds of the offering, approximately $6,700,000, for the following purposes:
(i) contributed $4,000,000 as additional capital for the Bank, (ii) allocated $1,000,000 for the Company's stock buy-back program, (iii) paid off the remaining principal balance of $535,000 on its note payable, and (iv) retained the remaining $1,200,000 for general corporate requirements as they may arise from time to time. Since January 1, 2000 through September 15, 2000, the Company has utilized an additional $1,000,000 of the remaining funds for general corporate needs.

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI) through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board of directors voted to transfer the assets and operations of ASI to the Bank as of July 1, 1996. ASI continues to exist as a separate legal entity, but is now inactive.

Northeast Financial Services Corporation, a Maine Corporation, and a wholly-owned subsidiary of the Bank was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects. At June 30, 2000, investment in and loans to its subsidiary constituted 0.14% of the Company's total assets. Generally, any proposed development project will be examined for its profit potential and its ability to enhance the communities served by the Bank. At the present time, there are no definitive plans for additional real estate development projects. Northeast Financial also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth"), a fully licensed New York securities firm, and a variety of insurance agencies, including Kendall Insurance Agency, which allows the Bank to deliver insurance products to its customers, and for which the Bank receives a flat fee from the various relationships for referrals. Northeast Financial has not invested in any assets in its business relationship with Commonwealth.

Employees
---------
As of June 30, 2000, the Company and the Bank together employed 132 full-time and 26 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION
--------------------------

General
-------
Northeast Bancorp is a savings and loan holding company that is regulated and subject to examination by the OTS. The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank is a member of the Federal Home Loan Bank of Boston and the Bank's deposits are insured by the FDIC. As the administrator of the deposit insurance fund, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations.

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

Federal Regulation of Savings and Loan Holding Companies
--------------------------------------------------------
General Limitations.
--------------------
Northeast Bancorp is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA") and is registered with the OTS. Northeast Bancorp is subject to OTS regulations, examinations, supervision and reporting requirements. Further, the OTS has enforcement authority over Northeast Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

*  financial and managerial resources;

* future prospects of the holding company and its bank or thrift subsidiaries following the transaction;

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

* holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution;

* holding or managing properties used or occupied by a subsidiary insured institution;

*  acting as trustee under deeds of trust;

* those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings bank holding companies; or

* subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible investments for bank holding companies.

These restrictions do not apply to a multiple savings bank holding company if
(a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are qualified thrift lenders.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (a) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (b) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary with regard to the extent to which they permit interstate savings and loan holding company acquisitions. Northeast Bancorp currently is not a party to any discussions with any acquisition targets, which would make Northeast Bancorp a multiple savings and loan holding company.

Safety and Soundness.
---------------------
Under federal law, the Director of the OTS is authorized to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

* limit the payment of dividends by the savings institution to its parent holding company;

* limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; or

* limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Federal Regulation of Savings Institutions
------------------------------------------
Business Activities.
--------------------
The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act and the rules and regulations issued by the OTS and the FDIC pursuant to these acts. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

Capital Requirements.
---------------------
The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios.

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

The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets, provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased mortgage servicing rights included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). For purposes of the tangible capital requirement, adjusted total assets are calculated on the same basis as the leverage limit. As of June 30, 2000, the Bank was in compliance with these requirements. The balances maintain the same manner as core capital, except that all intangible assets must be deducted.

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

Loans to One Borrower.
----------------------
Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, a savings association may lend to a single borrower or group of related borrowers, on an unsecured basis, in an amount not greater than 15% of its unimpaired capital and unimpaired surplus. An additional amount, not greater than 10% of the savings association's unimpaired capital and unimpaired surplus, may be loaned if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. The OTS also may impose more stringent limits on an association's loans to one borrower, if it determines that such limits are necessary to protect the safety and soundness of the institution.

Qualified Thrift Lender Test.
-----------------------------
All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it meets either (a) has invested at least 65% of its "portfolio assets" in qualified thrift investments and maintains this level of "qualified thrift investments" on a monthly average basis in the nine of every twelve months, or (b) the test for being a domestic building and loan association, as that term is defined in Section 7701(a) (19) of the Internal Revenue Code of 1986, as amended.

The term "portfolio assets" under the QTL test is defined as savings institutions total assets less (i) intangibles, (ii) properties used to conduct business, and (iii) liquid assets (up to 20% total assets). The following asset may be included as "qualified thrift investments" without limit: (1) domestic residential housing or manufactured housing loans, (2) home equity loans and mortgage backed securities backed by residential housing and manufactured housing loans, (3) FHLB stock, (4) certain obligations of the FDIC and certain other related entities, and (5) education, small business, and
credit card loans.   In addition, the following assets, which may be included
in the aggregate amount of up to 20% of portfolio assets, also constitute qualified thrift investments: (i) 50% of originated residential mortgage loans sold within 90 days of origination, (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from hosing-related activities, (iii) 200% of certain loans to, and investment in, low cost one-to-four family housing, (iv) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low-and moderate- income families are not met, (v) other loans for churches, schools, nursing homes and hospitals, and (vi) personal, family, or household loans (other than education, small business, or credit card loans).

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

Limitation on Capital Distributions.
------------------------------------
OTS regulations impose limitations upon all capital distributions by savings institutions, including:

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

Liquidity.
----------
The Bank is required to maintain an average daily balance of "liquid assets" equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets are cash, certain time deposits, bankers' acceptances, highly rated corporate debt securities and commercial paper, securities of certain government mutual funds, reserves maintained pursuant to Federal Reserve Board requirements, and specified government, state or federal agency obligations. The liquidity requirement may vary from time to time, between 4% and 10%, depending on economic conditions and savings flows of all savings associations. At June 30, 2000, OTS regulations required savings associations, such as the Bank, to maintain liquid assets equal to not less than 4% of its net withdrawable deposit accounts and borrowing payable in one year or less.

Simply meeting the minimum liquidity requirement does not automatically mean a thrift institution has sufficient liquidity for safe and sound operation. OTS rules include a separate additional requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Adequate liquidity may vary from institution to institution depending on thrift's asset/liability structure, market conditions, the activities of financial service competitors and the requirements of its own deposit and loan customers. At June 30, 2000, the Bank was in compliance with the liquidity ratio regulatory requirements.

Community Reinvestment Act and Fair Lending Laws.
-------------------------------------------------
Savings associations have a responsibility under the Community Reinvestment
Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure of a savings association to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating under the current regulations in its most recent federal examination by the OTS.

The Bank Secrecy Act and Money Laundering Laws.
-----------------------------------------------
The Bank Secrecy Act was enacted by Congress in 1970. This act requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service for each transaction in currency of more than $10,000 not exempted by the United States Treasury Department.

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

Branching.
----------
Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act, the Bank is authorized to branch on a nationwide basis. Branching by savings associations also is subject to other regulatory requirements, including compliance with the Community Reinvestment Act and its implementing regulations.

Transactions with Related Parties.
----------------------------------
The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with the Bank, including Northeast Bancorp and any non-savings institution subsidiaries) or to make loans to certain insiders of the Bank or Northeast Bancorp, is limited by Sections 23A and 23B of the Federal Reserve Act.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Loans to Officers, Directors, and Principal Stockholders.
---------------------------------------------------------
Sections 22(g) and 22(h) of the Federal Reserve Act and the rules and regulations issued under that act are applicable to loans from a savings association to any of the following persons:

*  an executive officer of a savings association;

*  a director of a savings association;

* a principal stockholder of a savings association (i.e., any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has power to vote more than 10% of any class of voting securities of a savings association);

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

Changes in Directors and Senior Executive Officers.
---------------------------------------------------
Section 32 of the Federal Deposit Insurance Act, as amended by the 1996 Act, requires a depository institution or holding company of a depository institution to give 30 days prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove the proposed appointment.

Permissible Loans and Investments.
----------------------------------
Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (1) loans made on the security of residential and nonresidential real estate, (2) commercial loans (up to 20% of assets, the last 10% of which must be small business loans), (3) consumer loans (subject to certain percentage of asset limitations), and (4) credit card loans. The lending authority of federally chartered associations is subject to various OTS requirements, including, as applicable, requirements governing loan-to-value ratio, percentage-of-assets limits, and loans to one borrower limits. In September 1996, the OTS substantially revised its investment and lending regulations eliminating many of their specific requirements in favor of a more general standard of safety and soundness.

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

Service Corporations.
---------------------
The HOLA authorizes fderally chartered savings associations, such as the Bank, to invest in the capital stock, obligations, or other securities of service corporations. The HOLA authorizes a savings association to invest up to a total of 3% of its assets in service corporations. The last 1% of the 3% statutory investment limit applicable to service corporations must be primarily invested in community development investments drawn from a broad list of permissible investments that include, among other things: (1) government guaranteed loans, (2) loans for investment in small businesses, (3) investments in revitalization, and rehabilitation projects, and (4) investments in low- and moderate-income housing developments.

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

Operating Subsidiaries.
-----------------------
All federal savings associations are authorized to establish or acquire one or more operating subsidiaries. Operating subsidiaries are subject to examination and supervision by the OTS to the same extent as the parent thrift. An operating subsidiary is a corporation that meets all of the following requirements: (1) it engages only in activities that a federal savings association is permitted to engage in directly; (2) the parent savings association owns, directly or indirectly, more than 50% of the subsidiary's voting stock; and (3) no person or entity other than the parent thrift may exercise effective operating control over the subsidiary. While a savings association's investment in its service corporations is generally limited to an amount that does not exceed 3% of the parent savings association's total assets, OTS regulations do not limit the amount that a parent savings association may invest in its operating subsidiaries. Operating subsidiaries may be incorporated and operated in any geographical location where its parent may operate. An operating subsidiary that is a depository institution may accept deposits in any location, provided that the subsidiary has federal deposit insurance.

Enforcement.
------------
Under the Federal Deposit Insurance Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such actions under certain circumstances.

Standards for Safety and Soundness.
-----------------------------------
The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the act. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Further, the guidelines address (a) internal controls and information systems; (b) internal audit system; (c) credit underwriting; (d) loan documentation; (e) interest rate risk exposure; (f) asset growth; and (g) compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by these guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Prompt Corrective Regulatory Action.
------------------------------------
Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 3.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized."

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notices that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of June 30, 2000, the Bank was considered to be well-capitalized.

Insurance of Deposit Accounts and Assessments.
----------------------------------------------
The Bank's deposits are insured by the FDIC through the bank insurance fund ("BIF") and the savings association insurance fund ("SAIF") for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. The FDIC establishes premium assessment rates for BIF and SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year, provided, however, that the FDIC may not collect more than is necessary to reach or maintain the BIF's and SAIF's designated reserve ration and must rebate any excess collected. Under the FDIC's risk-based insurance system, BIF and SAIF-assessable deposits are now subject to premiums of between 0 to 27 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors.

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

The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding SAIF assessment rates are as follows:

                                   Supervisory Subgroup
                                   --------------------
Meets numerical standards for:         A    B      C
                                       -    -      -
  Well-capitalized                     0    3     17
  Adequately capitalized               3   10     24
  Undercapitalized                    10   24     27

For purposes of assessments of FDIC insurance premiums, the Bank is a well-capitalized institution as of June 30, 2000. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

Brokered Deposits.
------------------
Only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, well-capitalized banks may accept brokered deposits without restriction, adequately capitalized banks may accept brokered deposits without a waiver from the FDIC (subject to certain restrictions on payments of rates), while undercapitalized banks may not accept brokered deposits.

Federal Home Loan Bank System.
------------------------------
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional banks. FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in that institution in an amount at least equal to 1% of the aggregate principal amount of the Bank's unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Boston, whichever is greater.

Federal Reserve System.
-----------------------
The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transactions (primarily NOW and regular checking accounts). As of June 30, 2000, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Federal Securities Laws.
------------------------
Northeast Bancorp's common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, Northeast Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

Maine Law.
----------
Northeast Bancorp and the Bank are headquartered in, and qualified to do business in the State of Maine. Accordingly, the Maine Bureau of Banking has the authority to impose certain regulations and the power to examine both the Bank and Northeast Bancorp. In addition to approvals from federal regulatory agencies, Northeast Bancorp may be required to seek approval of the Maine Bureau of Banking prior to engaging in certain extraordinary transactions.

Legislation.
------------
Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks, and other financial institutions. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted, and there can be no assurance of the effect that any legislation that is enacted would have on Northeast Bancorp, the Bank, and its affiliates. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time and could adversely affect Northeast Bancorp, the Bank, and its affiliates.

Statistical Disclosure.
-----------------------
The additional statistical disclosure describing the business of the Company and the Banks required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is provided in Item 8b.

Forward-Looking Statements.
---------------------------
This Annual Report on Form 10-K (including the Exhibits hereto) contains certain statements that are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company), which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

   (a)general economic conditions becoming less favorable than expected, either nationally or in the markets where the Company or its subsidiaries offer their financial products or services, resulting in, among other things, a deterioration of credit quality or in a decreased demand for the Company's products or services;

   (b)competitive pressure in the banking and financial services industry increasing significantly and, more particularly, competition in the Company's market areas as described under "Business Market for Services and Competition";

   (c)changes in the interest rate environment which reduces margins, including those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition" and may also have a negative impact on the Company's interest rate exchange agreements;

   (d)the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Conditions," and "Results of Operations" as well as the federal income tax impact for recapture of pre-1988 tax bad debt reserve in the event the Bank's assets exceed $500 million;

   (e)changes in political conditions or changes occurring in the legislative or regulatory environment, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

   (f)the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;

   (g)changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

   (h)money market and monetary fluctuations, and changes in inflation or in the securities markets;

   (i)future acquisitions and the integration of acquired businesses and assets;

   (j)changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

   (k)the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

   (l)unanticipated litigation, regulatory, or other judicial proceedings;

   (m)the success of the Company at managing the risks involved in the foregoing;

   (n)other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

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

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition," "Results of Operations," and "Market Risk."

Item 2.  Properties
-------------------

The principal executive and administrative offices of the Company and the Bank are located at 232 Center Street, Auburn, Maine and consist of two floors, containing a lobby, executive and customer service offices, teller stations, and vault operations. These office facilities are subject to a lease, which expires in 2007, with an option to renew the lease for 2 additional 10-year terms. The lease requires rental payments of $96,072 per year.

The Bank has 11 branching locations, including the banking facility located at its executive offices. The branches located in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Augusta (Western Avenue), and Lisbon, Maine, are owned by the Bank in fee simple. In addition to the Auburn facilities, the branches located in South Paris and Lewiston, Maine are leased by the Bank.
The Bank also owns in fee simple certain real property and improvements located in Auburn and Falmouth, Maine at which various loan and non-banking services as well as accounting and operations functions of the Company and the Bank are performed. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate.

Item 3.  Legal Proceedings
--------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2000.

Item 4a.   Executive Officers of the Registrant
-----------------------------------------------

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


   Name                Age          Position with Company and/or Bank
   ----               ---          ---------------------------------

James D. Delamater     48    President and Chief Executive Officer(1)
A. William Cannan      58    Executive Vice President and Chief Operating
                                Officer (1)
Philip C. Jackson      56    Senior Vice President of Bank Trust Operations
Richard E. Wyman, Jr.  44    Chief Financial Officer (1)
Gary Berlucchi         54    Senior Vice President of Bank - Operations
A. Daniel Keneborus    59    Senior Vice President of Bank - Commercial Lending
Marcel Blais           41    Senior Vice President of the Bank - Sales Manager
Suzanne Carney         33    Clerk
________________
(1) Each of these individuals serves both the Company and the Bank in the same capacities as indicated above.

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

                             Part II

Item 5.  Market Prices of Common Stock and Dividends Paid
         ________________________________________________

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol NBN. As of the close of business on September 14, 2000, there was approximately 2,682,527 of shares of common stock outstanding held by approximately 470 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June
30, 2000 and 1999.


            1999 - 00         High           Low         Div Pd
          ______________     _____________________     __________
          Jul 1 - Sep 30      10.13          8.00           .053
          Oct 1 - Dec 31       9.81          7.00           .053
          Jan 1 - Mar 31       9.50          7.88           .063
          Apr 1 - Jun 30       9.13          8.00           .063

            1998 - 99         High            Low        Div Pd
          ______________     _____________________     __________
          Jul 1 - Sep 30      16.13          9.75           .053
          Oct 1 - Dec 31      11.25          8.00           .053
          Jan 1 - Mar 31      11.50          9.88           .053
          Apr 1 - Jun 30      11.00          9.50           .053


The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors, including the ability of the Bank to pay dividends to the Company, the amount of cash on hand, and any obligations to pay dividends to holders of its preferred stock.

Item 6.   Selected Financial Data
          _______________________

                                           At or for the Year Ended June 30,
                               ________________________________________________
                                 2000      1999      1998      1997      1996
                               ________  ________  ________  ________  ________
                               (Dollars in thousands except for Per Share Data)
Selected Operations Data:
 Interest income               $ 32,406  $ 26,857  $ 24,283  $ 21,936  $ 20,105
 Interest expense                18,352    14,550    12,810    11,291    10,087
 Net interest income             14,054    12,307    11,473    10,645    10,018
 Provision for loan losses        1,072       610       706       614       639
 Other operating income (1)       2,451     2,621     2,384     1,827     1,909
 Net securities gains                84        95       288       259       279
 Other operating expenses (2)    10,543    10,570     9,732     9,718     9,536
                               ________  ________  ________  ________  ________
 Income before income taxes       4,974     3,843     3,707     2,399     2,031
 Income tax expense               1,764     1,433     1,303       909       738
                               ________  ________  ________  ________  ________
 Net income                    $  3,210  $  2,410  $  2,404  $  1,490  $  1,293

Consolidated Per Share Data(3):
 Net income:
  Basic                        $   1.17  $   0.88  $   1.00  $   0.63  $   0.56
  Diluted                      $   1.17  $   0.86  $   0.86  $   0.56  $   0.50
 Cash dividends                $   0.23  $   0.21  $   0.21  $   0.21  $   0.16
Selected Balance Sheet Data:
 Total assets                  $433,852  $364,383  $322,533  $284,077  $244,782
 Loans receivable               381,824   318,986   282,031   222,682   187,210
 Deposits                       259,982   219,364   184,024   172,921   164,855
 Borrowings                     129,801   104,569   105,433    81,793    54,140
 Total stockholders' equity      28,126    26,683    25,140    22,096    20,364
Other Ratios:
 Return on average assets         0.79%     0.71%     0.83%     0.57%     0.55%
 Return on average equity        11.59%     9.18%    10.35%     7.05%     6.31%
 Average equity to average
  total assets                    6.85%     7.73%     7.99%     8.09%     8.67%
 Common dividend payout
  ratio (3)                      19.66%    24.42%    24.42%    37.50%    32.00%


(1) Includes fees for services to customers and sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses .
(3) Per share data include restatement to reflect (a) a 50% stock dividend paid in 1997 and (b) adoption of FASB No. 128 "Earnings Per Share" and its retroactive application to periods prior to and including 1997. The selected financial data for the years 1997 and 1996 have been restated to include Cushnoc Bank's financial information in accordance with the pooling of interests accounting method due to a merger.

Item 7.  Management's Discussion of Financial Condition and Results of
         _____________________________________________________________
         Operations
         __________
Management's Discussion and Analysis
____________________________________
DESCRIPTION OF OPERATIONS
_________________________
Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at June 30, 2000.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, during the past few years the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. Substantially all of the Bank's current income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company for the years ended June 30, 1999 and June 30, 2000, and the results of operations for the fiscal years ended June 30, 2000, 1999, and 1998. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forwardlooking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.

FINANCIAL CONDITION
___________________
The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins and noninterest fee income, by increasing deposit and loan volume through a larger market area as well as increasing sales in the Company's financial service departments.

The state of Maine's economy, in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin and Sagadahoc counties, has experienced moderate growth over the previous three years. The banking business has become increasingly competitive over the past several years. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. The Bank believes that the local character of its business and its "community bank" management philosophy enhances its ability to compete in its market areas.

The Company has continuously enhanced its product lines and now provides a wide range of financial services such as loans and deposits, investments through its relationship with Commonwealth Financial Services, Inc., employee retirement benefits and trust services through the Bank's trust department, and provides insurance products through its affiliation with local insurance agencies. The Company believes that its level of capital is adequate and with its current capital plan will support future growth and development. As of June 30, 2000, the Company's total equity represents 6.48% of its total assets.
The Company's assets totaled $433,852,446 as of June 30, 2000; an increase of $69,469,541 from June 30, 1999, primarily due to loan growth. Loan volume was enhanced during the 2000 fiscal year due to an increase in real estate mortgage loans; indirect mobile home and automobile dealer finance loans, and commercial loans. The increase in loans was primarily funded with increased deposits, securities sold under repurchase agreements and Federal Home Loan Bank ("FHLB") advances. The Company has focused its business development efforts on full service credit packages and financial services, as well as competitively priced mortgage packages.

The Bank's loan portfolio had a balance of $381,824,101 as of June 30, 2000, which represents an increase of $62,837,854 compared to June 30, 1999. From June 30, 1999 to June 30, 2000, the loan portfolio increased by $24,635,226 in real estate mortgage loans, $31,315,452 in consumer and other loans, and by $6,887,176 in commercial loans. During fiscal 2000, the Bank purchased approximately $3,200,000 of residential whole loans on the secondary market. The purchase consisted of 1-4 family adjustable rate mortgages secured by property located primarily in the State of Tennessee. The Bank continues to grow the indirect auto loan portfolio and it is the Bank's intent to build relationships with other institutions for future sales of indirect auto loans. The growth in indirect automobile and mobile home loans has resulted in a shift of the Bank's loan portfolio mix and as a result residential real estate mortgages have decreased, and consumer and other loans have increased, as a percentage of the Bank's total loan portfolio. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates as well as increased rates on its cost of funds. The Bank anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

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

At June 30, 2000, residential real estate mortgages made up 52% of the total loan portfolio, of which 37% of the residential loans are variable rate products. At June 30, 1999, residential real estate mortgages made up 58% of the total loan portfolio, of which 40% of the residential loans were variable rate products. Variable rate residential loans have decreased during fiscal 2000, when compared to 1999, due to the increased market demand for fixed rate loans. It has traditionally been management's intent to increase the proportion of variable rate residential real estate loans during a rising rate environment to reduce the interest rate risk in this area. The Bank has historically purchased adjustable rate residential loans and sold fixed rate residential loans. However, during fiscal 1999, the Bank purchased fixed rate residential loans. This purchase improved the Company's asset/liability management position during the declining rate environment earlier in the 1999 fiscal year. Interest rates began to rise late in the 1999 fiscal year and into the current fiscal 2000 year. Due to the changing interest rate environment, management will again pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At June 30, 2000, 17% of the Bank's total loan portfolio is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 89% of the portfolio consists of variable rate products. At June 30, 1999, commercial real estate mortgages made up 17% of the total loan portfolio, in which 84% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market areas as well as maintaining a wellcollateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio at June 30, 2000. Variable rate loans comprise 43% of this loan portfolio at June 30, 2000. At June 30, 1999 commercial loans made up 11% of the total loan portfolio, of which 43% of the balance was variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 20% of the total loan portfolio as of June 30, 2000, which compares to 14% at June 30, 1999. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The increase in consumer loans was primarily due to increased volume in indirect automobile and mobile home loans, which together comprise approximately 87% of the total consumer loans. The consumer loan department underwrites all the automobile dealer finance and mobile home loans to protect credit quality. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,498,000 as of June 30, 2000 versus $2,924,000 as of June 30, 1999, representing 0.92% and 0.93% of total loans, respectively. The Bank had non-performing loans totaling
$1,178,000 and $1,144,000 at June 30, 2000 and 1999, which was 0.31% and
0.36% of total loans, respectively. Non-performing loans and assets acquired through foreclosure represented 0.34% and 0.37% of total assets at June 30, 2000 and 1999, respectively. Non-performing loans are generally loans ninety days delinquent or greater for which the Bank does not accrue interest income. The Bank's allowance for loan losses was equal to 297% and 256% of total non-performing loans at June 30, 2000 and 1999, respectively. The following table represents the Bank's non-performing loans as of June 30, 2000 and 1999:

              Description          June 30, 2000       June 30,1999
         _____________________   _________________   _________________
         1-4 Family Mortgages    $       191,000     $       293,000
         Commercial Mortgages            650,000             654,000
         Commercial Loans                152,000             197,000
         Consumer and Other              185,000                   0
                                 _________________   _________________
          Total non-performing   $     1,178,000     $     1,144,000
                                 =================   =================

At June 30, 2000, the Bank had approximately $2,426,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. As of June 30, 2000, the amount of such loans has increased from the June 30, 1999 amount by $1,685,000. The increase was primarily due to management downgrading a single commercial real estate loan with an outstanding principal balance of approximately $1,500,000 during its internal review process. The commercial real estate loan is well collaterallized and management does not anticipate any financial loss on this loan. The Bank's delinquent loans, as a percentage of total loans, increased slightly during the 2000 fiscal year and in an effort to control the amount of such loans management continues to allocate substantial resources to the collection area. The increase in delinquencies was primarily in the 30-day delinquent category. Although delinquencies and non-performing loans increased during the fiscal year, management does not consider this to be a potential trend at this time.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including nonperforming loans, for the Bank as a percentage of total loans:

               06/30/00       06/30/99       06/30/98       06/30/97
               ________       ________       ________       ________
                 0.85%          0.76%          1.09%          1.93%


At June 30, 2000, loans classified as non-performing included $71,919 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.83% as of June 30, 2000.

The level of the allowance for loan losses as a percentage of total loans remained essentially the same at June 30, 2000 compared to June 30, 1999 and the level of the allowance for loan losses as a percentage of total non-performing loans increased at June 30, 2000 compared to June 30, 1999. The Company has experienced good loan growth during fiscal 2000 particularly in the commercial and consumer loan portfolio. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during fiscal 2000. Management believes that the increases in the provision for loan losses during fiscal 2000 were prudent due to the growth in commercial and consumer loans as well as the general growth of the total loan portfolio. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $497,949, $664,017, and $469,909, for the years ended June 30, 2000, June 30, 1999, and June 30, 1998, respectively.

At June 30, 2000, total impaired loans were $1,164,349, of which $81,341 had related allowances of $30,000. This compares to total impaired loans of $612,867, of which $241,420 had related allowances of $77,200, at June 30, 1999. During the year ended June 30, 2000, the income recognized related to impaired loans was $22,648 and the average balance of outstanding impaired loans was $914,493. This compares to income recognized related to impaired loans of $66,030 and the average balance of impaired loans of $1,229,987 at June 30, 1999. The Bank recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

On a regular and ongoing basis, management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was on March 7, 2000. At the time of the exam the regulators proposed no additions to the allowance for loan losses.

At June 30, 2000, the Bank had a total of $278,010 in acquired assets as compared to $193,850 as of June 30, 1999. The Bank has an allowance for losses that was established to provide for declines in values and to consider estimated selling costs. The allowance for losses on acquired assets totaled $28,455 at June 30, 2000 versus $27,725 at June 30, 1999. The Company provided for this allowance through a charge against earnings of $24,000 and $47,000 for the years ended June 30, 2000 and 1999, respectively. In 2000 and 1999, write-downs of acquired assets totaled $23,270 and $24,375, respectively. Management periodically receives independent appraisals to assist in its valuation of other real estate owned properties. As a result of its review of the independent appraisals and the other real estate owned portfolio, the Company believes the allowance for losses on other real estate owned is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

At June 30, 2000 and 1999, the Company's investment portfolio totaled $23,159,039 and $18,054,317, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. Equity securities and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value.

The Company's investment portfolio is primarily classified as available for sale at June 30, 2000 and 1999. Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at June 30, 2000 was $24,335,060 and $23,159,039, respectively. The increase of $5,104,722 in securities available for sale, from June 30, 1999 to June 30, 2000, was primarily due to the Company purchasing mortgage-backed securities for collateral for the increased volume of securities sold under repurchase agreements and to take advantage of the higher yields on these investments during the current increasing rate environment. The difference between the carrying value and the cost of the securities of $1,176,021 was primarily attributable to the decline in the market value of mortgage-backed securities due to rising interest rates. The net unrealized loss on mortgage-backed securities was $904,688 at June 30, 2000. Substantially all of the mortgage-backed securities are high-grade government backed securities. As in any long term earning asset in which the earnings rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since these mortgage-backed securities are backed by the U.S. Government, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $262,263 in the market value of equity securities to the decline on the market value of the Company's investments in preferred equity securities. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 2000, 1999 and 1998, there have been other than temporary declines in values of individual equity securities in the amounts of $60,000, $95,728, and $172,235, respectively. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statements of income.

The Company's premises and equipment decreased by $639,258 during fiscal 2000 when compared to 1999. The decrease was due to normal depreciation.

The Bank increased its investment in FHLB stock by $964,000, compared to June 30, 1999, due to the increase in FHLB borrowings. The Bank increased FHLB borrowings to fund loan growth. The FHLB requires institutions to hold a certain level of FHLB stock based on advances outstanding.

Other assets increased by $1,098,604 from June 30, 1999 to June 30, 2000. The increase was primarily due to the increase in deferred tax assets, the purchase of non-marketable investments and the deferred costs associated with the issuance of the Company's trust preferred security offering.

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

Total deposits were $259,981,812 and securities sold under repurchase agreements were $13,110,165 as of June 30, 2000. These amounts represent an increase of $40,617,777 and $1,242,326, respectively, as compared to June 30, 1999. The increase in deposits was primarily due to the increase in time deposits. Time deposits increased due to various special offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving the Bank's overall liquidity position in a cost-effective manner. Brokered CD's represented $37,505,141 of total deposits at June 30, 2000, which increased by $24,046,884 compared to June
30, 1999's $13,458,257 balance. During the June 30, 2000 quarter, the Bank issued two structured brokered CD's at $10 million each. The first CD offering was for a ten-year term with a one-year call option at a fixed rate of 7.75%. The Bank then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.75% and pay a variable rate at the one-month Libor rate. The second CD offering was for a five year six month term with a one-year call option at a fixed rate of 7.50%. The Bank then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.50% and pay a variable rate at the three-month Libor rate. The Bank entered into these transactions as an alternative to short-term borrowings at the FHLB. These brokered CD's were utilized to fund loan growth as well as decrease FHLB short term advances.

Total borrowings from the FHLB were $122,627,805 as of June 30, 2000, for an increase of $18,746,089 compared to June 30, 1999. The cash received from the increase in FHLB advances were utilized to fund loan growth. Certain mortgage loans, free of liens, pledges and encumbrances, investment securities not otherwise pledged, FHLB overnight deposits and the Company's FHLB stock have been pledged under a blanket agreement to secure these borrowings.

At the beginning of fiscal 2000, the Company had a note payable for $687,500. The note payable was a loan from an unrelated financial institution. This note payable was paid off in fiscal 2000.

The Bank served its Augusta, Maine location with two branch offices. In the March 31, 2000 quarter, the Bank consolidated its loan and deposit customers to the Western Avenue branch and closed the Bangor Street location. The merging of these two branches allows the Bank to continue to serve the Augusta, Maine community with greater efficiency with little or no disruption. The Bangor Street branch was under a lease agreement, which had expired. The relocation expenses were not material and the employees were absorbed into other available positions within the Bank or decreased through attrition. The closure of the branch did not have a material impact on the financial condition or operations of the Company.

Other liabilities were $2,833,188 as of June 30, 2000, which was an increase of $934,488 when compared to June 30, 1999. The increase in other liabilities was due to higher escrow account balances and accrued interest and other operating expenses.

CAPITAL RESOURCES & LIQUIDITY
_____________________________
Liquidity is defined as the ability of the Bank to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise operate on an ongoing basis. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is $20,740,000 over and above the 2000 end-of-year advances. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's needs.

Cross selling strategies are employed by the Bank to develop deposit growth. Even though deposit interest rates increased during fiscal 2000, the rate of return was still higher in other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain and or increase its core deposit base.

Total equity of the Company was $28,126,478 at June 30, 2000 compared to $26,683,115 at June 30, 1999. During the quarter ended December 31, 1999, the Company generated additional liquidity and funding through the issuance of certain debt instruments. In this regard, on October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling its common securities to the Company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior
Subordinated Debentures") from the Company. Accordingly, the Junior Subordinated Debentures are, and will be, the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold $7,172,998 of its trust-preferred securities to the public and $221,851 of its common securities to the Company. The Trust used the proceeds to purchase $7,394,849 in principal amount of the Junior Subordinated Debentures issued by the Company. The Company will pay interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities. The cost of the issuance of the preferred securities was approximately $491,000 and is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. The Company used the net proceeds of the offering, approximately $6,700,000, for the following purposes: (i) contributed $4,000,000 as additional capital for the Bank, (ii) allocated $1,000,000 for the Company's stock buy-back program, (iii) paid off the remaining principal balance of $535,000 on its note payable, and (iv) retained the remaining $1,200,000 for general corporate requirements as they may arise from time to time.

The Company made an equity contribution of $4,000,000 of the funds received from the Junior Subordinated Debentures to the Bank. The funds are allowed under the Office of Thrift Supervision regulations to be used as capital at the Bank. These funds have increased the regulatory capital position at the Bank. The increase in regulatory capital will allow the Bank to fund loan growth for the immediate future.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of June 30, 2000, the Company has repurchased $871,826 of its common stock.

In November 1998, Square Lake Holding Corporation converted its Series A preferred stock into 136,362 shares of common stock. Square Lake Holding Corporation is a Maine corporation and a subsidiary of a Canadian corporation of which Ronald Goguen is a 95% stockholder and director. Mr. Goguen, also is a director, and, through the ownership of his affiliates, a principal stockholder of the Company. In fiscal 1998, Square Lake Holding Corporation exercised the remaining 163,146 warrants at an aggregate price of $761,433.

Various employees exercised company stock options during fiscal 2000 and 1999, in the amount of 16,500 in each year. The proceeds from the exercised options were utilized as general working capital and contributed to the growth of the Company's total equity. As of June 30, 2000, 238,000 shares of unissued common stock were reserved for issuance pursuant to stock options.

The total equity to total assets ratio of the Company was 6.48% as of June 30, 2000, 7.32% as of June 30, 1999 and 7.79% at June 30, 1998. Book value per common share was $10.49 as of June 30, 2000, $9.64 as of June 30, 1999 and $9.23 at June 30, 1998.

The Company's net cash provided by operating activities was $5,296,729 during fiscal 2000, which was a $2,760,745 increase when compared to fiscal 1999. The increase was primarily attributable to the increase in net income, other liabilities and provision for loan losses. Cash provided by financing activities also increased the Company's net cash during fiscal 2000 due to the growth in the Company's deposits and FHLB advances. The increase in net cash provided by the Company's operating and finance activities was offset by the cash used by investing activities due to the increase in net loans. Overall, the Company's cash position increased by $684,373 in fiscal 2000 when compared to fiscal 1999.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to recapitalize BIF and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. The OTS has issued regulations requiring a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, Tier 1 core capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of June 30, 2000, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category. Regulatory capital requirements are also discussed and illustrated in footnote 10 of the consolidated financial statements.

RESULTS OF OPERATIONS
_____________________
Net income for the year ended June 30, 2000 was $3,209,722 as compared to $2,410,452 for the year ended June 30, 1999 and $2,403,783 for the year ended June 30, 1998. Basic and diluted earnings per share were $1.17 for the year ended June 30, 2000. Basic and diluted earnings per share were $0.88 and $0.86, respectively, for the year ended June 30, 1999 and $1.00 and $0.86, respectively for the year ended June 30, 1998. In 1999, the decrease in basic earnings per share was primarily attributable to the conversion of outstanding preferred stock into common. The increase in net income for the year ended June 30, 2000, when compared to June 30, 1999, was primarily due to the increase in net interest income, which was offset, in part, by the decrease in non-interest income and the increase in provision for loan losses. Net income in 1999 was approximately the same as fiscal 1998 although the components of net income changed. While net income was up only $6,669, or 0.3% for the year ended June 30, 1999 as compared to the 1998 fiscal year, net interest income increased by $833,611, or 7.3% relative to the 1998 fiscal year. The increase in net interest income was primarily the result of increased loan volume, which was offset, in part, by a decrease in loan rates. In addition, non-interest income increased in 1999 as compared to 1998 and net operating income in 1999 benefited from a reduction in the provision for loan losses. The Company's overall return on average assets ("ROAA") was 0.79% for the year ended June 30, 2000, 0.71% for the year ended June 30, 1999, and 0.83% for the year ended June 30, 1998.

Total interest income for the fiscal years ended June 30, 2000, 1999 and 1998 was $32,405,984, $26,856,793, and $24,283,011, respectively. The Company's net interest income for the years ended June 30, 2000, 1999 and 1998 was $14,053,532, $12,306,551, and $11,472,940, respectively. Net interest income for fiscal 2000 increased $1,746,981, or 14.20%, compared to the amount at June 30, 1999. Total interest and dividend income increased $5,549,191 for the year ended June 30, 2000 compared to the year ended June 30, 1999, resulting primarily from an increase in the volume of loans and investments offset in part by a decrease in the volume of FHLB deposits. The increase in total interest expense of $3,802,210 for the twelve months ended June 30, 2000 resulted primarily from the increased volume of borrowings and deposits. The changes in net interest income, as explained above, are also presented in the schedule that follows.

Northeast Bancorp
Rate/Volume Analysis for the Year Ended
June 30, 2000 versus June 30, 1999

                                      Difference Due to
                                   Volume            Rate            Total
                                ____________     ____________     ____________
Investments                     $   454,986      $   136,967      $   591,953
Loans, net                        4,985,554           62,917        5,048,471
FHLB Deposits & Other              (124,193)          32,960          (91,233)
                                ____________     ____________     ____________
 Total Interest Earning Assets    5,316,347          232,844        5,549,191

Deposits                          1,715,372          (50,086)       1,665,286
Repurchase Agreements               230,254             (246)         230,008
Borrowings                        1,460,113          446,803        1,906,916
                                ____________     ____________     ____________
 Total Interest-Bearing
  Liabilities                     3,405,739          396,471        3,802,210
                                ____________     ____________     ____________
 Net Interest Income            $ 1,910,608      $  (163,627)     $ 1,746,981
                                ============     ============     ============

Rate/Volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities, FHLB advances and note payable.

Net interest income for fiscal 1999 increased $833,611, or 7.27%, compared to the amount at June 30, 1998. Total interest and dividend income increased $2,573,782 for the year ended June 30,1999 compared to the year ended June 30, 1998, resulting primarily from an increase in the volume of loans offset in part by a decrease in loan rates as well as investment volume and rates. The increase in total interest expense of $1,740,171 for the twelve months ended June 30, 1999 resulted primarily from the increased volume of borrowings and deposits. The changes in net interest income, as explained above, are also presented in the schedule that follows.

Northeast Bancorp
Rate/Volume Analysis for the Year Ended
June 30, 1999 versus June 30, 1998

                                      Difference Due to
                                   Volume            Rate            Total
                                ____________     ____________     ____________
Investments                     $  (331,743)     $  (108,142)     $  (439,885)
Loans, net                        4,897,423       (1,707,700)       3,189,723
FHLB Deposits & Other              (140,613)         (35,443)        (176,056)
                                ____________     ____________     ____________

 Total Interest Earning Assets    4,425,067       (1,851,285)       2,573,782

Deposits                          1,185,979          (92,399)       1,093,580
Repurchase Agreements               136,042           (3,137)         132,905
Borrowings                          755,980         (242,294)         513,686
                                ____________     ____________     ____________
 Total Interest-Bearing
  Liabilities                     2,078,001         (337,830)       1,740,171
                                ____________     ____________     ____________
 Net Interest Income            $ 2,347,066      $(1,513,455)     $   833,611
                                ============     ============     ============

Rate/Volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include FHLB advances and note payable.

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

Approximately 20% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as approximately 19% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses as recorded for the fiscal year ended June
30, 2000 was $1,071,949 as compared to $610,017 and $706,100 for 1999 and 1998, respectively. As discussed above, the Company has experienced good loan growth during fiscal 2000 particularly in the commercial and consumer loan portfolios. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during fiscal 2000 to maintain its allowance for loan losses as a percentage of total loans, when compared to fiscal 1999. Net charge offs amounted to $497,949 during fiscal 2000 versus $664,017 and $469,909 for 1999 and 1998, respectively. The Bank intends to continue to aggressively manage the non-performing assets, through sales, work-outs and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $2,534,945 for the year ended June 30, 2000 and was a decrease of $181,407 when compared to the $2,716,352 balance at June 30, 1999. Non-interest income for June 30, 1998 was $2,671,531, which was a decrease of $44,821 when compared to fiscal 1999. The decrease in non-interest income in fiscal 2000, when compared to fiscal 1999 was primarily due to the decrease in gain on sales of loans which was offset, in part, by the increase in service fees and other income. Non-interest income increased in fiscal 1999 when compared to fiscal 1998 due to the increase in gain on sales of loans and service fee income.

Included in non-interest income were service charges and fees for other services, which totaled $1,034,617 for the year ended June 30, 2000, $948,765 for the year ended June 30, 1999 and $803,071 for June 30, 1998. The increase in service charges and fees at June 30, 2000, when compared to June 30, 1999 and at June 30, 1999, when compared to June 30, 1998, was primarily due to fees generated from loan and deposit growth.

Net securities gains were $84,022, $94,865 and $287,513 for fiscal 2000, 1999 and 1998, respectively. Net security gains were higher in fiscal 1998 than fiscal 2000 and 1999. The primary reason for the increase in net security gains during fiscal 1998 was that the Company sold more of its available for sale securities in fiscal 1998 than fiscal 2000 and 1999, taking advantage of the fluctuation in higher market prices.

Gains on the sale of loans amounted to $220,954 for fiscal 2000 and were a decrease of $596,130 compared to the $817,084 balance in fiscal 1999. Gains on the sale of loans amounted to $817,084 for fiscal 1999 and were an increase of $90,485 compared to $726,599 for fiscal 1998. The decrease in gain on sale of loans in fiscal 2000, when compared to 1999 was due to decreased sales of approximately $13,133,000 in qualified 1-4 family mortgage loans to Freddie Mac. The decrease in loan sale volume was due to the Federal Reserve increasing its rates during fiscal 2000. The increase in gain on sale of loans in fiscal 1999, when compared to 1998 was due to increased sales of $10,224,848 in qualified 1-4 family mortgage loans to Freddie Mac. In addition in fiscal 1999, loans were sold from the Bank's portfolio to improve its asset/liability management position while at the same time taking advantage of market prices, which also accounted for part of the increase in gain on sale of loans in fiscal 1999 and 1998. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others that the Bank originated and sold. The outstanding balance of such loans decreased from approximately $64,690,000 at June 30, 1999 to $52,410,000 at June 30, 2000.

Other income was $1,053,738 at June 30, 2000 and was an increase of $358,911, when compared to June 30, 1999. Other income was $694,827 at June 30, 1999 for an increase of $67,888, when compared to June 30, 1998. The increase in other income for fiscal 2000 and 1999 was primarily due to income generated from the Bank's trust department, insurance division and revenue from the sale of investments to customers through the Bank's relationship with Commonwealth Financial Services, Inc..

Total non-interest expense for the Company was $10,543,085 for fiscal 2000, $10,569,843 for fiscal 1999, and $9,731,717 for fiscal 1998. Total non-interest expense decreased by $26,758 for fiscal 2000 compared to fiscal 1999 due, in part, to the following items: (I) compensation expense increased by $435,204 primarily due to the increased commission paid to brokers in the investment sales division due to growth in sales revenue as well as increased costs associated with the Company's normal growth and health insurance and benefit plans and (II) equipment expense increased by $83,556 due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system. These increases were offset, in part, by the decrease in occupancy expense by $63,183 due to the closing of the Bangor Street branch in Augusta, Me. Other expenses decreased by $473,626 during fiscal 2000, when compared to fiscal 1999. The decrease in fiscal 2000 was primarily due to the additional one-time expenses the Company incurred during fiscal 1999 for professional fees and other various expenses incurred in expanding the Company's operations and upgrading its technology resources. The Company decided in the fourth quarter of fiscal 1999 to dissolve the First New England Benefits (FNEB) division. FNEB was a pension and 401k administration company and was purchased by the Company in 1993. The FNEB division was dissolved because the division could not attain sufficient growth to meet revenue expectations. Due to the closure of FNEB the Company experienced onetime pretax expenses of $290,133 for goodwill, receivables and fixed asset write-offs as well as approximately $140,000 in pretax other general business expenses related to the operations of FNEB during fiscal 1999.

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

The Company's income tax expense increased by $331,130 for the year ended June 30, 2000, when compared to the year ended June 30, 1999. The increase in income tax expense is due to increased earnings before tax. The Company's income tax expense increased by $129,720 for the year ended June 30, 1999, when compared to the year ended June 30, 1998. The increase in income tax expense is due to increased earnings before tax and that the goodwill write-off of $165,195 for FNEB was not a tax deductible expense.

MARKET RISKS
____________
The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company's portfolio of trading assets is immaterial, the Company does not believe that it is exposed to significant market risk from trading activities. The Company has utilized interest rate exchange agreements as a derivative to manage interest rate risk.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The ALCO is also involved in formulating the economic projections for the Company's budget and strategic plan.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. In recent years, the focus has been to originate adjustable rate residential and commercial real estate loans, which reprice or mature more quickly than fixed-rate real estate loans. The Company also originates adjustable-rate consumer loans and commercial business loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one year U.S. Treasury Bills. During the 1999 and early 2000 fiscal year the Company increased its fixed rate assets, as a percentage of total earning assets to protect the Company against the continuation of declining interest rates. In the later part of the fiscal 2000-year interest rates started to increase and due to that fact the Company intends to again focus on the origination of variable rate assets. During fiscal 2000 the Company entered into two interest rate exchange agreements to hedge against interest rate movements. The interest rate exchange agreement, as explained in the management discussion and analysis, was utilized to replace short-term FHLB advances.

The table that follows presents in tabular form contractual balances of the Company's on balance sheet and off balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet and off balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 2000, with comparative summary balances for 1999. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty-four months. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The interest rate table for loans reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows: fiscal year 2001 $85,214,641, fiscal year 2002 $22,837,061, fiscal year 2003 $11,627,262, fiscal year 2004 $13,158,344, fiscal year 2005 $13,004,301, and fiscal years thereafter $3,419,226. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 2000.

The fair value of interest bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximate the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of the note payable approximates the carrying value due to the note payables interest rate approximating market rates. The fair value of trust preferred securities are based on comparisons to similar contracts at year end.

There have been no substantial changes in the Company's market risk from the preceding year, other than the fair value of the Company's loans and the assumptions are consistent with prior year assumptions. The fair value of the Company's loans decreased by approximately $22,000,000, when compared to the carrying value at June 30, 2000. A large percentage of the Company's loan portfolio growth was in fixed rate loans during fiscal 2000. As interest rates increased at the end of the fiscal year, the loan portfolio decreased in value due to the fixed coupon rates in the portfolio being below current market rates.

Market Risk
June 30, 2000
($ In Thousands)


                                     Expected Maturity Date                                2000              1999
                                                                        There-    2000     Fair     1999     Fair
                          6/30/01  6/30/02  6/30/03  6/30/04  6/30/05   after    Total    Value    Total    Value
                           ________ ________ ________ ________ ________ ________________ ________ ________ ________
Financial Assets:

Interest Bearing Deposits
 Variable Rate             $    -   $    -   $    -   $    -   $    -   $  4,782$  4,782 $  4,782 $  7,130 $  7,130
 Weighted Average
  Interest Rate                 -        -        -        -        -      6.72%   6.72%      -      5.54%      -
Available for Sale
  Securities                  3,972    2,464    2,709    3,152    3,389    8,649  24,335   23,159   18,720   18,054
 Weighted Average Interest
  Rate                        7.13%    6.87%    6.87%    6.82%    6.89%    6.87%   6.91%      -      6.52%      -
FHLB Stock (1)                  -        -        -        -        -      6,645   6,645    6,645    5,681    5,681
 Weighted Average Interest
  Rate                          -        -        -        -        -      7.50%     -        -      6.55%      -
Loans Held For Sale
 Fixed Rate                      82      -        -        -        -        -        82       84      312      315
 Weighted Average Interest
  Rate                        7.00%      -        -        -        -        -     7.00%      -      7.53%      -
Loans
 Fixed Rate Loans            19,311   20,135   25,494   35,660   39,583   89,771 229,954  208,367  182,153  172,834
 Weighted Average Interest
  Rate                        8.89%    9.12%    9.46%    9.27%    9.34%    8.54%   8.97%      -      8.75%      -
 Variable Rate Loans         23,091   13,009   16,081   18,916   21,555   55,720 148,372  147,882  136,833  135,853
 Weighted Average Interest
  Rate                        9.95%    9.37%    9.10%    9.29%    9.41%    8.84%   9.23%      -      8.58%      -
Interest Receivable           2,404      -        -        -        -        -     2,404    2,404    1,991    1,991

Financial Liabilities:

NOW/Money Market/Savings        -        -        -        -        -     56,592  56,592   56,592   60,359   60,359
 Weighted Average Interest
  Rate                          -        -        -        -        -      2.74%   2.74%      -      2.41%      -
Time Deposits                86,715   60,713   11,050      976    2,096   20,068 181,618  181,094  141,113  141,352
 Weighted Average Interest
  Rate                        5.69%    6.35%    6.01%    5.41%    6.59%    7.62%   6.15%      -      5.37%      -
Repurchase Agreements
 Fixed Rate                  13,111      -        -        -        -        -    13,111   13,111   11,868   11,868
 Weighted Average Interest
  Rate                        4.18%      -        -        -        -        -     4.18%      -      4.07%      -
FHLB Advances
 Fixed Rate                  91,580   11,472    6,833    2,743    2,000    8,000 122,628  121,484  103,882   99,986
 Weighted Average Interest
  Rate                        6.55%    6.73%    6.41%    5.95%    6.65%    5.62%   6.47%      -      5.36%      -
Note Payable
 Fixed Rate                     -        -        -        -        -        -       -        -        688      688
 Weighted Average Interest
  Rate                          -        -        -        -        -        -       -        -      8.00%      -
Junior Subordinated
  Debentures
 Fixed Rate                     -        -        -        -        -      7,173   7,173    6,660      -        -
 Weighted Average Interest
  Rate                          -        -        -        -        -      9.60%   9.60%      -        -        -

Off Balance Sheet
  Instruments:

Interest rate exchange
  agreements in a net
  receivable position
 Fixed Rate                     140      -        -        -        -        -       140      296      -        -
 Weighted Average Interest
  Rate                        7.74%      -        -        -        -        -     7.74%      -        -        -


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

Year 2000
_________
The Company addressed the Year 2000 issue and believes it has been successful. The Company has not experienced any adverse affects to date regarding the century rollover period. There also have been no adverse implications from the Company's borrowers or depositors. The Company continued to monitor for any affects of the Year 2000 issue during the March 31, and June 30, 2000 quarters and did not incur any adverse implications. As of June 30, 2000, the Company had incurred approximately $39,000 of capitalized purchases and $111,800 of cumulative Year 2000 expenses.

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

Item 8.   Financial Statements and Supplementary Data
          ___________________________________________

      a.  Financial Statements Required by Regulation S-X

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.




Portland, Maine                              Baker Newman & Noyes
August 4, 2000                               Limited Liability Company



NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and 1999


ASSETS
                                                   2000            1999
                                              _____________   _____________
Cash and due from banks                       $  7,996,321    $  4,963,985
Interest bearing deposits                          488,622         345,585
Federal Home Loan Bank overnight
  deposits (note 7)                              4,293,000       6,784,000
                                              _____________   _____________
   Total cash and cash equivalents              12,777,943      12,093,570

Available for sale securities, at market
  value (notes 2, 7 and 9)                      23,159,039      18,054,317
Loans held for sale                                 81,890         311,600
Loans receivable (notes 3 and 7):
 Mortgage loans:
   Residential real estate                     194,287,520     182,244,336
   Construction loans                           10,999,414       3,187,642
   Commercial real estate                       61,924,339      55,437,983
                                              _____________   _____________
                                               267,211,273     240,869,961

   Undisbursed portion of construction loans    (3,593,553)     (1,501,993)
   Net deferred loan origination costs             605,811         220,337
                                              _____________   _____________
   Total mortgage loans                        264,223,531     239,588,305

 Commercial loans                               41,701,428      34,814,252
 Consumer and other loans                       75,899,142      44,583,690
                                              _____________   _____________
                                               381,824,101     318,986,247
 Less allowance for loan losses                 (3,498,000)     (2,924,000)
                                              _____________   _____________
   Net loans                                   378,326,101     316,062,247

Premises and equipment - net (note 4)            4,397,768       5,037,026
Acquired assets - net (note 5)                     278,010         193,850
Accrued interest receivable - loans              2,149,846       1,803,379
Accrued interest receivable - investments          253,868         187,281
Federal Home Loan Bank stock, at cost (note 7)   6,644,500       5,680,500
Goodwill, net of accumulated amortization
  of $1,936,846 in 2000 and $1,662,588 in 1999   1,188,088       1,462,346
Other assets (notes 14 and 21)                   4,595,393       3,496,789
                                              _____________   _____________
   Total assets                               $433,852,446    $364,382,905
                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2000            1999
                                              _____________   _____________
Liabilities:
 Deposits (note 6):
   Demand                                     $ 21,772,073    $ 17,891,552
   NOW                                          29,250,094      31,203,347
   Money market                                  6,339,360       7,156,424
   Regular savings                              21,002,599      21,999,615
   Brokered time deposits                       37,505,141      13,458,257
   Certificates of deposit under $100,000      116,080,981     103,302,505
   Certificates of deposit $100,000 or more     28,031,564      24,352,335
                                              _____________   _____________
   Total deposits                              259,981,812     219,364,035

 FHLB borrowings (note 7)                      122,627,805     103,881,716
 Note payable (note 8)                                 -           687,500
 Securities sold under repurchase
    agreements (notes 2 and 9)                  13,110,165      11,867,839
 Other liabilities                               2,833,188       1,898,700
                                              _____________   _____________
   Total liabilities                           398,552,970     337,699,790

Guaranteed Preferred Beneficial
  Interest in the Company's Junior
  Subordinated Debentures (note 21)              7,172,998             -

Commitments and contingent
  liabilities (notes 16 and 17)

Stockholders' equity (notes 2, 10,
  12, 14 and 16):
 Preferred stock, cumulative, $1 par
    value, 1,000,000 shares authorized and
    none issued and outstanding                        -               -
 Common stock, $1 par value, 15,000,000
    shares authorized; 2,786,095 and 2,768,624
    shares issued and 2,682,527 and 2,768,624
    shares outstanding at June 30, 2000 and
   1999, respectively                            2,786,095       2,768,624
 Additional paid-in capital                     10,265,909      10,208,299
 Retained earnings                              16,722,474      14,145,720
 Accumulated other comprehensive income (loss)    (776,174)       (439,528)
 Treasury stock, 103,568 shares at
    June 30, 2000, at cost                        (871,826)            -
                                              _____________   _____________
   Total stockholders' equity                   28,126,478      26,683,115
                                              _____________   _____________
   Total liabilities and stockholders' equity $433,852,446    $364,382,905
                                              =============   =============

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2000, 1999 and 1998

                                          2000          1999          1998
                                      ____________  ____________  ____________
Interest and dividend income:
 Interest on loans                    $30,227,058   $25,178,587   $21,988,864
 Interest on Federal Home Loan
    Bank overnight deposits               242,386       328,981       514,113
 Interest and dividends on
    available for sale securities       1,485,774       957,558     1,461,024
 Dividends on Federal Home
    Loan Bank stock                       427,982       364,245       300,664
 Other interest and dividend income        22,784        27,422        18,346
                                      ____________  ____________  ____________
   Total interest and dividend
     income                            32,405,984    26,856,793    24,283,011

Interest expense:
 Deposits (note 6)                     10,345,583     8,680,297     7,586,717
 Repurchase agreements                    569,564       339,556       206,651
 Borrowed funds                         7,010,715     5,530,389     5,016,703
 Trust preferred securities               426,590           -             -
                                      ____________  ____________  ____________
   Total interest expense              18,352,452    14,550,242    12,810,071
                                      ____________  ____________  ____________
   Net interest income before
     provision for loan losses         14,053,532    12,306,551    11,472,940

Provision for loan losses (note 3)      1,071,949       610,017       706,100
                                      ____________  ____________  ____________
   Net interest income after
     provision for loan losses         12,981,583    11,696,534    10,766,840

Noninterest income:
 Fees and service charges on loans        302,953       288,720       206,961
 Fees for other services to customers     731,664       660,045       596,110
 Net securities gains (note 2)             75,175        84,133       285,716
 Gain on trading activities                 8,847        10,732         1,797
 Gain on sales of loans                   220,954       817,084       726,599
 Loan servicing fees                      141,614       160,811       227,409
 Other income                           1,053,738       694,827       626,939
                                      ____________  ____________  ____________
   Total noninterest income             2,534,945     2,716,352     2,671,531

Noninterest expense:
 Salaries and employee benefits
    (notes 15 and 16)                   5,324,376     4,889,172     4,638,813
 Occupancy expense (note 4)               911,903       975,086       903,978
 Equipment expense (note 4)               971,979       888,423       863,580
 FDIC insurance expense                    54,732        63,441        60,097
 Other (notes 2, 13 and 15)             3,280,095     3,753,721     3,265,249
                                      ____________  ____________  ____________
   Total noninterest expense           10,543,085    10,569,843     9,731,717
                                      ____________  ____________  ____________
Income before income taxes              4,973,443     3,843,043     3,706,654

Income tax expense (note 14)            1,763,721     1,432,591     1,302,871
                                      ____________  ____________  ____________
   Net income                         $ 3,209,722   $ 2,410,452   $ 2,403,783
                                      ============  ============  ============

Earnings per common share (notes
  11 and 16):
 Basic                                $      1.17   $       .88   $      1.00
 Diluted                              $      1.17   $       .86   $       .86


See accompanying notes.


NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

Years Ended June 30, 2000, 1999 and 1998
                                             Preferred Stock       Common
                                              Series A and B        Stock
                                             _______________  _______________
Balance at June 30, 1997                     $   1,999,980    $   1,462,909
 Net income                                            -                -
 Other comprehensive income net of tax:
   Net unrealized income on investments
      available for sale, net of
      reclassification adjustment (note 19)            -                -
Total comprehensive income                             -                -

 Issuance of common stock                              -                939
 Conversion of preferred stock Series
    B (note 12)                                   (999,992)         214,284
 Stock split in the form of a dividend                 -            740,807
 Stock options exercised and treasury
    stock purchased                                    -             32,200
 Treasury stock sold                                   -                -
 Exercise of stock warrants                            -            163,146
 Dividends on preferred stock                          -                -
 Dividends on common stock at $0.21 per share          -                -
                                             _______________  _______________
Balance at June 30, 1998                           999,988        2,614,285
 Net income                                            -                -
 Other comprehensive income net of tax:
   Net unrealized loss on investments
      available for sale, net of
      reclassification adjustment (note 19)            -                -
   Total comprehensive income                          -                -

 Issuance of common stock                              -              1,477
 Stock options exercised                               -             16,500
 Dividends on preferred stock                          -                -
 Dividends on common stock at $0.21 per share          -                -
 Conversion of preferred stock Series
    A (note 12)                                   (999,988)         136,362
                                             _______________  _______________
Balance at June 30, 1999                               -          2,768,624
Net income                                             -                -
 Other comprehensive income net of tax:
   Net unrealized loss on investments
      available for sale, net of
      reclassification adjustment (note 19)            -                -
   Total comprehensive income                          -                -

 Treasury stock purchased, 104,298 shares              -                -
 Issuance of common stock and treasury stock
    sold                                               -                971
 Stock options exercised                               -             16,500
 Dividends on common stock at $0.23 per share          -                -
                                             _______________  _______________
Balance at June 30, 2000                     $         -      $   2,786,095
                                             ===============  ===============

See accompanying notes.

                                 Accumulated
  Additional                        Other
   Paid-in         Retained     Comprehensive       Treasury
   Capital         Earnings     Income (Loss)        Stock         Total
______________  ______________  ______________  ______________  ______________
$  7,699,882    $ 11,266,984    $   (334,175)   $        -      $ 22,095,580
         -         2,403,783             -               -         2,403,783


         -               -           269,727             -           269,727
                                                                 _____________
         -               -               -               -         2,673,510

      15,730             -               -               -            16,669
     785,708             -               -               -               -
         -          (741,902)            -               -            (1,095)
     158,500             -               -           (44,988)        145,712
         -               -               -            44,988          44,988
     598,287             -               -               -           761,433
         -          (125,827)            -               -          (125,827)
         -          (471,443)            -               -          (471,443)
______________  ______________  ______________  ______________  ______________
   9,258,107      12,331,595         (64,448)            -        25,139,527
         -         2,410,452             -               -         2,410,452


         -               -          (375,080)            -          (375,080)
         -               -               -               -         2,035,372

      14,780             -               -               -            16,257
      71,786             -               -               -            88,286
         -           (25,667)            -               -           (25,667)
         -          (570,660)            -               -          (570,660)
     863,626             -               -               -               -
______________  ______________  ______________  ______________  ______________
  10,208,299      14,145,720        (439,528)            -        26,683,115
         -         3,209,722             -               -         3,209,722


         -               -          (336,646)            -          (336,646)
                                                                ______________
         -               -               -               -         2,873,076

         -               -               -          (878,532)       (878,532)
       7,765             -               -             6,706          15,442
      49,845             -               -               -            66,345
         -          (632,968)            -               -          (632,968)
______________  ______________  ______________  ______________  ______________
$ 10,265,909    $ 16,722,474    $   (776,174)   $   (871,826)   $ 28,126,478
==============  ==============  ==============  ==============  ==============


NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000, 1999 and 1998

                                         2000      1999      1998
                                     _____________  _____________ _____________
Cash flows from operating activities:
 Net income                          $  3,209,722   $  2,410,452  $  2,403,783
 Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Provision for loan losses          1,071,949        610,017       706,100
     Provision for losses on
       acquired assets                     24,000         47,000        62,300
     Write-down of investment
       securities                          60,000         95,728       172,235
     Deferred income tax (benefit)
       expense                           (154,576)        86,398       (14,949)
     Depreciation of premises and
       equipment                          808,760        755,956       617,628
     Amortization of goodwill             274,258        461,569       296,374
     Net gain on sale of available
       for sale securities                (75,175)       (84,133)     (285,716)
     Net gain on sales of loans          (220,954)      (817,084)     (726,599)
     Originations of loans held for
       sale                            (4,343,694)   (17,476,548)   (7,251,700)
     Proceeds from sale of loans
       held for sale                    4,672,871     17,908,553     7,287,744
     Net change in trading account
       securities                             -           50,000       (25,000)
     Other                               (325,495)      (213,899)     (131,200)
     Change in other assets and
        liabilities:
       Interest receivable               (413,054)       (56,962)     (293,605)
       Other assets and liabilities       708,117     (1,241,063)      466,597
                                      ____________  _____________ _____________
 Net cash provided by operating
   activities                           5,296,729      2,535,984     3,283,992

Cash flows from investing activities:
 Proceeds from the sale of
   available for sale securities          341,815      6,930,743    27,974,991
 Purchases of available for sale
   securities                          (9,173,218)   (15,992,030)  (15,666,889)
 Proceeds from maturities and
   principal payments on available
   for sale securities                  3,291,786      4,086,624     3,588,092
 Proceeds from sale of portfolio
   loans                                   40,769     11,278,496    17,479,139
 Purchases of loans                    (3,168,848)   (27,913,995)  (66,283,950)
 Net increase in loans                (60,039,333)   (20,629,306)  (10,509,720)
 Additions to premises and equipment     (325,814)    (1,424,307)     (363,562)
 Proceeds from sale of acquired assets    246,124        422,787       214,884
 Purchase of Federal Home Loan
   Bank stock                            (964,000)           -      (1,559,500)
                                     _____________  _____________ _____________
 Net cash used by investing
   activities                         (69,750,719)   (43,240,988)  (45,126,515)

Cash flows from financing
  activities:
 Net increase in deposits            $ 40,617,777   $ 35,339,938  $ 11,102,811
 Net borrowings (repayments) from
   the Federal Home Loan Bank          18,746,089       (558,236)   23,945,481
 Net increase in repurchase
   agreements                           1,242,326      6,662,245       106,972
 Dividends paid                          (632,968)      (596,327)     (597,270)
 Treasury stock purchased                (878,532)           -         (44,988)
 Treasury stock sold                        6,706            -          44,988
 Stock options exercised                   66,345         88,286       190,700
 Warrants exercised                           -              -         761,433
 Issuance of common stock                   8,736         16,257        16,669
 Stock split - payment for fractional
   shares                                     -              -          (1,095)
 Principal payments on note payable      (687,500)      (305,555)     (305,556)
 Debt issuance costs paid                (523,614)           -             -
 Proceeds from issuance of interest
   in Junior Subordinated Debentures    7,172,998            -             -
                                     _____________  _____________ _____________
 Net cash provided by financing
   activities                          65,138,363     40,646,608    35,220,145
                                     _____________  _____________ _____________
Net increase (decrease) in cash and
  cash equivalents                        684,373        (58,396)   (6,622,378)

Cash and cash equivalents,
 beginning of year                     12,093,570     12,151,966    18,774,344
                                     _____________  _____________ _____________
Cash and cash equivalents, end
 of year                             $ 12,777,943   $ 12,093,570  $ 12,151,966
                                     =============  ============= =============

Supplemental schedule of cash
 flow information:
 Interest paid                       $ 18,145,911   $ 14,610,453  $ 12,727,917
 Income taxes paid                      1,872,000      1,524,000       972,000

Supplemental schedule of noncash
 investing and financing activities:
   Transfer from loans to acquired
    assets                           $    338,570   $    301,537  $     56,861
   Change in valuation allowance
    for unrealized losses on
    available for sale securities,
    net of tax                            336,646        375,080       269,727
   Net change in deferred taxes for
    unrealized losses on available
    for sale securities                   173,424        193,222       138,949
   Transfer of nonmarketable
    investment security to other
    assets                                    -           45,000           -


See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies
   __________________________________________
   The accounting and reporting policies of Northeast Bancorp and Subsidiaries (the Company) conform to generally accepted accounting principles and general practice within the banking industry.

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

   Principles of Consolidation
   ___________________________
   The accompanying consolidated financial statements include the accounts of Northeast Bancorp, a savings and loan holding company, and two wholly-owned subsidiaries, Northeast Bank, F.S.B. (including the Bank's wholly-owned subsidiary, Northeast Financial Services, Inc.), and NBN Capital Trust. NBN Capital Trust was created in fiscal year 2000 (see note 21). All significant intercompany transactions and balances have been eliminated in consolidation.

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

   Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in the State of Maine. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in Maine.

   Cash and Cash Equivalents
   _________________________
   For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2000, the reserve balance was approximately $1,459,000.

   Available for Sale Securities
   _____________________________
   Marketable equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Market value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other than temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a writedown of the security's "cost". Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

   Federal Home Loan Bank Stock
   ____________________________
   Federal Home Loan Bank stock is carried at cost.

   Loans Held for Sale and Mortgage Banking Activities
   ___________________________________________________
   Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 2000 and 1999. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

   The Company's mortgage servicing rights asset at June 30, 2000 and 1999 was approximately $524,000 and $569,000, respectively, and is included in other assets in the consolidated statements of financial position. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

   Long-Lived Assets
   _________________
   Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of the asset. If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

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

   Acquired Assets
   _______________
   Acquired assets are carried at the lower of cost or fair value of the collateral less estimated selling expenses.

   Goodwill
   ________
   Goodwill arising from acquisitions is being amortized on a straight-line basis over ten to fifteen year periods. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

   Advertising Expense
   ___________________
   Advertising costs are expensed as incurred. Advertising costs were approximately $194,000, $218,000 and $172,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

   Stock-Based Compensation
   ________________________
   Compensation expense for the Stock Option Plans is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Stock Option Plans are noncompensatory plans and no expense is recognized. Shares reserved for issuance under the Plans, but not yet awarded, are not considered outstanding for purposes of computing earnings per share.

   Comprehensive Income
   ____________________
   In 1999, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. No adjustments to recorded amounts were required by adoption of this statement. Accumulated other comprehensive income or loss consists solely of unrealized gains or losses on investment securities available for sale net of related income taxes.

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

2. Available for Sale Securities
   _____________________________
   A summary of the cost and approximate fair values of available for sale securities at June 30, 2000 and 1999 follows:


                                      2000                       1999
                            ________________________   ________________________
                                            Fair                       Fair
                               Cost         Value         Cost         Value
                            ___________  ___________   ___________  ___________
 Debt securities issued
  by the U.S. Treasury
  and other U.S.
  Government corporations
  and agencies              $   347,573  $   345,792   $   596,626  $   598,445
 Corporate bonds                200,876      193,587       201,916      199,527
 Mortgage-backed securitie   22,350,606   21,445,918    16,653,302   16,027,028
 Equity securities            1,436,005    1,173,742     1,268,424    1,229,317
                            ___________  ___________   ___________  ___________

                            $24,335,060  $23,159,039   $18,720,268  $18,054,317
                            ===========  ===========   ===========  ===========

   The gross unrealized gains and unrealized losses on available for sale securities are as follows:

                                      2000                        1999
                            ________________________   ________________________
                               Gross        Gross         Gross        Gross
                            Unrealized   Unrealized    Unrealized   Unrealized
                               Gains       Losses         Gains       Losses
                            ___________  ___________   ___________  ___________
Debt securities issued by
  The U. S. Treasury and
  other U. S. Government
  corporations and agencies $       -    $     1,781   $     2,752  $       933
Corporate bonds                     164        7,453           681        3,070
Mortgage-backed securities        1,124      905,812         3,287      629,561
Equity securities                23,972      286,235        15,631       54,738
                            ___________  ___________   ___________  ___________
                            $    25,260  $ 1,201,281   $    22,351  $   688,302
                            ===========  ===========   ===========  ===========

   At June 30, 2000, mortgage-backed securities with a market value of approximately $17,006,000 were pledged as collateral to secure outstanding repurchase agreements.

   At June 30, 2000 and 1999, included in accumulated other comprehensive income (loss) as a reduction to stockholders' equity are net unrealized losses of $1,176,021 and $665,951, respectively, net of the deferred tax effect of $399,847 and $226,423, respectively.

   The cost and fair values of available for sale securities at June 30, 2000 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Fair
                                                        Cost          Value
                                                    ____________   ____________
Debt securities:
Due in one year                                     $   298,613    $   298,777
Due after one year through five years                   249,836        240,602
                                                    ____________   ____________
                                                        548,449        539,379
Mortgage-backed securities (including
 securities with interest rates ranging
 from 5.15% to 9.0% maturing September
 2003 to November 2029)                              22,350,606     21,445,918
Equity securities                                     1,436,005      1,173,742
                                                    ____________   ____________
                                                    $24,335,060    $23,159,039
                                                    ============   ============

   Realized gains and losses on sales of available for sale securities for the year ended June 30, 2000 were $75,175 and $0, respectively, for the year ended June 30, 1999 were $85,891 and $1,758, respectively, and for the year ended June 30, 1998 were $288,196 and $2,480, respectively.

   Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. During the years ended June 30, 2000, 1999 and 1998, write-downs of available for sale securities were $60,000, $95,728 and $172,235, respectively, and are included in other expense in the consolidated statements of income.

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

   In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $3,444,816 and $3,500,973 at June 30, 2000 and 1999,
   respectively. In 2000, new loans granted to related parties totaled $1,033,959 payments and reductions amounted to $1,090,116.

   Included in the loan portfolio are unamortized premiums on purchased loans of approximately $632,000 and $742,000 at June 30, 2000 and 1999, respectively.

   Activity in the allowance for loan losses was as follows:


                                           Years Ended June 30,
                                       ________________________________________
                                           2000          1999          1998
                                       ____________  ____________  ____________
Balance at beginning of year           $ 2,924,000   $ 2,978,000   $ 2,741,809
Provision charged to operating
 expenses                                1,071,949       610,017       706,100

Loans charged off                         (763,979)     (926,364)     (785,111)
Recoveries on loans charged off            266,030       262,347       315,202
                                       ____________  ____________  ____________
     Net loans charged off                (497,949)     (664,017)     (469,909)
                                       ____________  ____________  ____________
Balance at end of year                 $ 3,498,000   $ 2,924,000   $ 2,978,000
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

   At June 30, 2000, impaired loans were $1,164,349 of which $81,341 had related allowances of $30,000. During the year ended June 30, 2000, the income recognized related to impaired loans was $22,648 and the average balance of outstanding impaired loans was $914,493. At June 30, 1999, impaired loans were $612,867 of which $241,420 had related allowances of $77,200. During the year ended June 30, 1999, the income recognized related to impaired loans was $66,030 and the average balance of outstanding impaired loans was $1,229,987. At June 30, 1998, impaired loans were $1,623,720 of which $927,355 had related allowances of $251,474. During the year ended June 30, 1998, the income recognized related to impaired loans was $50,690 and the average balance of outstanding impaired loans was $1,956,488. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

   Loans on nonaccrual status, including impaired loans described above, at June 30, 2000 and 1999 totaled approximately $1,178,000 and $1,144,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2000, 1999 and 1998, totaled approximately $89,000, $71,000 and $165,000, respectively.

   The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.
   The Company was servicing for others mortgage loans of approximately $52,410,000, $64,690,000 and $55,581,000 at June 30, 2000, 1999 and 1998,
   respectively.

4. Premises and Equipment
   ______________________
   Premises and equipment at June 30, 2000 and 1999 are summarized as follows:

                                                        2000           1999
                                                    ____________   ____________
  Land                                              $ 1,025,440    $ 1,012,503
  Buildings                                           2,348,507      2,586,996
  Leasehold and building improvements                 1,228,423      1,272,732
  Furniture, fixtures and equipment                   3,720,732      3,818,358
                                                    ____________   ____________
                                                      8,323,102      8,690,589
  Less accumulated depreciation                       3,925,334      3,653,563
                                                    ____________   ____________
  Net premises and equipment                        $ 4,397,768    $ 5,037,026
                                                    ============   ============

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $808,760, $755,956 and $617,628 for the years ended June 30, 2000, 1999 and 1998, respectively.

5. Acquired Assets
   _______________
   The following table summarizes the composition of acquired assets at June
   30:

                                                        2000           1999
                                                    ____________   ____________
 Real estate properties acquired in settlement
  of loans and other acquired assets                $   306,465    $   221,575
 Less allowance for losses                               28,455         27,725
                                                    ____________   ____________
                                                    $   278,010    $   193,850
                                                    ============   ============

   Activity in the allowance for losses on acquired assets was as follows:

                                           2000          1999          1998
                                       ____________  ____________  ____________
Balance at beginning of year           $    27,725   $     5,100   $    50,839
Provision for losses on acquired
 assets                                     24,000        47,000        62,300
Write-downs                                (23,270)      (24,375)     (108,039)
                                       ____________  ____________  ____________
Balance at end of year                 $    28,455   $    27,725   $     5,100
                                       ============  ============  ============

6. Deposits
   ________
   Deposits at June 30 are summarized as follows:

                           Weighted
                           Average
                             Rate           2000                  1999
                           at June  _____________________ _____________________
                           30, 2000    Amount     Percent    Amount     Percent
                           ________ _____________ _______ _____________ _______
   Demand                    0.00%  $ 21,772,073    8.4%  $ 17,891,552    8.2%
   NOW                       3.07     29,250,094   11.3     31,203,347   14.2
   Money market              2.53      6,339,360    2.4      7,156,424    3.3
   Regular savings           2.34     21,002,599    8.1     21,999,615   10.0
   Certificates of deposit
    and brokered time
    deposits:
      1.00 - 3.75%           1.19         54,349    0.0      1,093,801     .5
      3.76 - 5.75%           5.33     53,790,708   20.7    103,086,863   47.0
      5.76 - 7.75%           6.50    127,772,629   49.1     36,924,752   16.8
      7.76 - 9.75%             -             -       -           7,681     -
                           ________ _____________ _______ _____________ _______
                             5.34%  $259,981,812  100.0%  $219,364,035  100.0%
                                    ============= ======= ============= =======

   At June 30, 2000, scheduled maturities of certificates of deposit and brokered time deposits are as follows:

              2001        2002        2003       2004       2005    Thereafter
           ___________ ___________ __________ __________ __________ ___________
1.00-3.75% $     8,056 $    46,293 $      -   $      -   $      -   $       -
3.76-5.75%  47,932,387   3,563,062  1,391,705    815,241     48,938      39,375
5.76-7.75%  38,774,487  57,103,077  9,658,503    160,730  2,046,879  20,028,953


   Interest expense on deposits for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:

                                           2000          1999          1998
                                       ____________  ____________  ____________
    NOW                                $   915,018   $   932,896   $   269,412
    Money market                           144,388       209,733       466,453
    Regular savings                        493,861       514,917       569,901
    Certificates of deposit and
     brokered time deposits              8,792,316     7,022,751     6,280,951
                                       ____________  ____________  ____________
                                       $10,345,583   $ 8,680,297   $ 7,586,717
                                       ============  ============  ============

7. Federal Home Loan Bank Borrowings
   _________________________________
   A summary of borrowings from the Federal Home Loan Bank are as follows:

                               June 30, 2000
            _______________________________________________________
               Principal           Interest            Maturity
                Amounts              Rates               Dates
            _______________     _______________     _______________
            $   91,579,611       4.98% - 6.98%           2001
                11,471,802       5.38  - 7.05            2002
                 6,832,792       5.97  - 6.64            2003
                 2,743,600       5.55  - 6.67            2004
                 2,000,000       6.65                    2005
                 8,000,000       5.59  - 5.68            2008
            _______________
            $  122,627,805
            ===============

                               June 30, 1999
            _______________________________________________________
               Principal           Interest            Maturity
                Amounts              Rates               Dates
            _______________     _______________     _______________
            $   42,000,000       4.64% - 6.27%           2000
                 3,148,288       4.98  - 6.40            2001
                 2,815,780       5.38  - 6.49            2002
                 9,515,546       5.69  - 6.64            2003
                 3,402,102       5.55  - 6.67            2004
                 9,000,000       5.25  - 6.65            2005
                34,000,000       4.89  - 5.68            2008
            _______________
            $  103,881,716
            ===============

   Several of the FHLB borrowings are subject to call provisions and may be called prior to the stated maturity.

   Certain mortgage loans, free of liens, pledges and encumbrances, investment securities not otherwise pledged, FHLB overnight deposits and the Company's FHLB stock have been pledged under a blanket agreement to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank. Several of the Federal Home Loan Bank borrowings held at June 30, 2000 are adjustable and, therefore, the rates are subject to change.

   At June 30, 2000, the Company had approximately $2,100,000 available under a line of credit arrangement with the FHLB. Also, in addition to the FHLB advances outstanding at June 30, 2000, the Company had approximately $20,740,000 available for long-term advances with the FHLB.

8. Note Payable
   ____________
   The note payable at June 30, 1999 consisted of a loan from an unrelated financial institution. The note was originally payable in eighteen equal quarterly principal payments of $76,389. Interest was payable monthly at 8%. This note payable was paid off in fiscal 2000.

9. Securities Sold Under Repurchase Agreements
   ___________________________________________
   During 2000 and 1999, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 4.18% and 4.07% at June 30, 2000 and 1999, respectively. These borrowings, which were scheduled to mature within 180 days, were collateralized by mortgage-backed securities with a market value of $17,006,000 and amortized cost of $17,877,000 at June 30, 2000, and a market value of $14,938,000 and amortized cost of $15,525,000 at June 30, 1999. The average balance of repurchase agreements was $13,768,000 and $8,202,000 during the years ended June 30, 2000 and 1999, respectively. The maximum amount outstanding at any month-end during 2000 and 1999 was $18,675,000 and $11,868,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2000 and 1999.

10.Capital and Regulatory Matters
   ------------------------------
   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

   As of June 30, 2000 and 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2000 and 1999, the Bank ratios exceeded the regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2000 and 1999.

   The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                             Actual       Adequacy Purposes  Action Provisions
                         _______________  _________________  __________________
                          Amount  Ratio     Amount   Ratio     Amount    Ratio
                         ________ ______  __________ ______  __________ _______
(Dollars in Thousands)
As of June 30, 2000:
 Tier 1 (Core) capital
  (to risk weighted
  assets)                $ 33,140 10.60%  >$  12,504 > 4.0%  >$  18,756 >  6.0%

 Tier 1 (Core) capital
  (to total assets)      $ 33,140  7.66%  >$  17,309 > 4.0%  >$  21,636 >  5.0%

 Total capital (to risk
  weighted assets)       $ 35,434 11.34%  >$  25,008 > 8.0%  >$  31,261 > 10.0%


                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                             Actual       Adequacy Purposes  Action Provisions
                         _______________  _________________  __________________
                          Amount  Ratio     Amount   Ratio     Amount    Ratio
                         ________ ______  __________ ______  __________ _______
(Dollars in Thousands)
As of June 30, 1999:
 Tier 1 (Core) capital
  (to risk weighted
  assets)                $ 25,615  10.1%  >$  10,159 > 4.0%  >$  15,239 >  6.0%

 Tier 1 (Core) capital
  (to total assets)      $ 25,615   7.1%  >$  14,533 > 4.0%  >$  18,166 >  5.0%

 Total capital (to risk
  weighted assets)       $ 27,233  10.7%  >$  20,318 > 8.0%  >$  25,398 > 10.0%


   The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under OTS rules (approximately $2,000,000 is available at June 30, 2000).

   In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of June 30, 2000, the Company had approximately $872,000 of treasury stock, which is carried at cost.

11.Earnings Per Common Share
   _________________________
   Basic earnings per share (EPS) are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. The following table shows the weighted average number of shares outstanding for each of the last three years. Shares issuable relative to stock options granted and outstanding warrants have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for Basic and Diluted EPS are presented as follows:

                                           2000          1999          1998
                                       ____________  ____________  ____________
 Average shares outstanding, used in
  computing Basic EPS                    2,739,966     2,710,117     2,277,165

 Effect of Dilutive Securities:
  Stock warrants and options
   outstanding                               7,537        26,188        41,797
  Options and warrants exercised             6,090         8,177       167,116
  Convertible preferred stock                  -          50,062       309,165
                                       ____________  ____________  ____________
 Average equivalent shares
  outstanding, used in computing
  Diluted EPS                            2,753,593     2,794,544     2,795,243
                                       ============  ============  ============

   There is a difference in 1999 and 1998 between net income and net income available to common stockholders which is used in the calculation of Basic EPS. The following table illustrates the difference:

                                           2000          1999          1998
                                       ____________  ____________  ____________
   Net income                          $ 3,209,722   $ 2,410,452   $ 2,403,783

   Preferred stock dividends                   -         (25,667)     (125,827)
                                       ____________  ____________  ____________
   Net income available to common
    Stockholders                       $ 3,209,722   $ 2,384,785   $ 2,277,956
                                       ============  ============  ============

12.Preferred Stock
   _______________
   In November of 1998, the preferred stock, Series A, was converted to common stock at a three to one ratio. There were no warrants attached to the Series A preferred stock. In April of 1998, the preferred stock, Series B, was converted into common stock at a three to one ratio. The Series B preferred stock was issued with warrants attached and during 1998, 163,146 warrants were exercised for a total capital contribution of $761,443. No preferred stock is outstanding at June 30, 2000 and 1999.

13.Other Expenses
   ______________
   Other expenses includes the following for the years ended June 30, 2000, 1999 and 1998:

                                           2000          1999          1998
                                       ____________  ____________  ____________
   Merger expense (note 15)            $       -     $       -     $   318,061
   Professional fees                       504,179       471,083       310,390
   General insurance                        77,810        81,830       104,391
   Printing and office supplies            214,103       300,888       265,954
   Real estate owned expenses               59,896        44,219        50,912
   Provision for losses on acquired
    assets                                  24,000        47,000        62,300
   Goodwill amortization                   274,258       461,569       296,374
   Write-down of investment securities      60,000        95,728       172,235
   Other                                 2,065,849     2,251,404     1,684,632
                                       ____________  ____________  ____________
                                       $ 3,280,095   $ 3,753,721   $ 3,265,249
                                       ============  ============  ============

   The goodwill amortization for 1999 included an impairment write-down of approximately $165,000.

14.Income Taxes
   ____________
   The current and deferred components of income tax (benefit) expense were as follows for the years ended June 30, 2000, 1999 and 1998:

                                           2000          1999          1998
                                       ____________  ____________  ____________
   Federal:
    Current                            $ 1,848,732   $ 1,290,783   $ 1,265,879
     Deferred                             (154,576)       86,398       (14,949)
                                       ____________  ____________  ____________
                                         1,694,156     1,377,181     1,250,930

   State and local - current                69,565        55,410        51,941
                                       ____________  ____________  ____________
                                       $ 1,763,721   $ 1,432,591   $ 1,302,871
                                       ============  ============  ============

   Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2000, 1999 and 1998:

                              2000               1999               1998
                        _________________  _________________  _________________
                                    % Of               % Of               % Of
                                   Pretax             Pretax             Pretax
                          Amount   Income    Amount   Income    Amount   Income
                     ___________ ______  ___________ ______  ___________ ______
 Expected income tax
  expense at federal
  tax rate           $1,690,971   34.0%  $1,306,635   34.0%  $1,260,262   34.0%
 State tax, net of
  federal tax
  benefit                45,913    .9        36,571    1.0       34,281     .9
 Non-deductible
  goodwill               34,671    .7        98,358    2.6       42,192    1.1
 Dividend received
  deduction             (20,049)  (.4)      (19,367)   (.5)      (7,848)   (.2)
 Low income/
  rehabilitation
  credit                (18,126)  (.4)      (20,000)   (.5)     (20,000)   (.5)
 Other                   30,341    .6        30,394     .8       (6,016)   (.2)
                     ___________ ______  ___________ ______  ___________ ______
                     $1,763,721   35.4%  $1,432,591   37.4%  $1,302,871   35.1%
                     =========== ======  =========== ======  =========== ======

   The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are presented below:

                                                         2000         1999
                                                     ____________  ____________
 Deferred tax assets:
  Loans, principally due to allowance for loan
   losses                                            $ 1,169,000   $   994,000
  Deferred gain on loan sales                             29,000        46,000
  Interest on nonperforming loans                         33,000        24,000
  Difference in tax and financial statement
   bases of investments                                  475,000       331,000
  Difference in tax and financial statement
   amortization of deductible goodwill                   132,000       107,000
  Other                                                   65,000        99,000
                                                     ____________  ____________
   Total deferred tax assets                           1,903,000     1,601,000

 Deferred tax liabilities:
  Loan loss reserve - tax basis                          (59,000)      (74,000)
  Mortgage servicing rights                             (170,000)     (193,000)
  Other                                                  (53,000)      (41,000)
                                                     ____________  ____________
   Total deferred tax liabilities                       (282,000)     (308,000)
                                                     ____________  ____________
   Net deferred tax assets, included in
    other assets                                     $ 1,621,000   $ 1,293,000
                                                     ============  ============

   The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation allowance has been recorded.

   Tax legislation requires that all thrift institutions recapture all or a portion of their tax bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Company has previously recorded a deferred tax liability equal to the tax bad debt recapture and as such, the rules will have no effect on net income or federal income tax expense. Except as stated below, the unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. However, the balance of the pre-1988 tax bad debt reserves is subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders and recapture would also be required should the Bank's assets exceed $500 million. For federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for tax basis bad debts on loans. No deferred taxes have been provided for base year reserve recapture as management plans to avoid the events that would cause such recapture.

15.Merger
   ______
   In October 1997, the Company issued approximately 188,000 shares of its common stock for all the outstanding common stock of Cushnoc Bank and Trust Company of Augusta, Maine (Cushnoc). Cushnoc shareholders received
   2.089 shares of the Company's common stock for each share of Cushnoc common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated for all periods prior to the business combination to include the results of operations, financial position and cash flows of Cushnoc. No adjustments were necessary to conform Cushnoc's methods of accounting to the methods used by the Company. There were no significant intercompany transactions prior to consummation of the merger. The costs associated with the merger totaled approximately $435,000, with $117,000 included in salaries and employee benefits and $318,000 included in other expense in the 1998 consolidated statement of income.

   The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                           Through
                                                       October 24, 1997
                                                       ________________
   Interest Income:

   Northeast Bancorp                                   $    7,280,300
   Cushnoc Bank                                               613,733
                                                       ________________
   Combined                                            $    7,894,033
                                                       ================
   Net Income:

   Northeast Bancorp                                   $      432,319
   Cushnoc Bank                                                29,435
                                                       ________________
   Combined                                            $      461,754
                                                       ================

   There were no other changes in stockholders' equity prior to consummation of the merger in fiscal 1998 that were material to the financial position of the Company.


16.Employee Benefit Plans
   ______________________
   Profit Sharing Plan
   ___________________
   The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors discretion. Expenses related to the profit sharing plan for the years ended June 30, 2000, 1999 and 1998 were $83,064, $53,590 and $43,500, respectively.

   401(k) Plan
   ___________
   The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and have completed one year of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2000, 1999 and 1998, the Company contributed $86,984, $74,115 and $60,700, respectively.

   Stock Option Plans
   __________________
   The Company has adopted Stock Option Plans in 1989, 1992 and 1999. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and nonemployee directors. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options and five years after the grant date for nonqualified stock options.

   In accordance with the Stock Option Plans, a total of 211,000 shares of unissued common stock were reserved for issuance pursuant to incentive stock options with 104,500 shares at June 30, 2000 available to be granted and 27,000 shares of unissued common stock were reserved for issuance pursuant to nonqualified stock options with 1,600 shares at June 30, 2000 available to be granted.

   A summary of the qualified and non-qualified stock option activity for the years ended June 30 follows:

                            2000                1999                1998
                     __________________  __________________  __________________
                              Weighted-           Weighted-           Weighted-
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                     ________ _________  ________ _________  ________ _________
 Outstanding at
  beginning of year  111,750  $  10.69   123,000  $  10.44   130,500  $   6.01
 Granted              38,000      8.32    11,500      9.94    41,250     18.50
 Exercised           (16,500)     4.02   (16,500)     5.35   (46,000)     5.11
 Expired              (5,000)    15.63    (6,250)    18.50    (2,750)    10.18
                     ________ _________  ________ _________  ________ _________
 Outstanding and
  exercisable at
  end of year        128,250  $  10.66   111,750  $  10.69   123,000  $  10.44
                     ======== =========  ======== =========  ======== =========

   The following table summarizes information about stock options outstanding at June 30, 2000:

                                  Options Outstanding
                    ______________________________________________________
                        Number       Weighted-Average
    Range of       Outstanding at      Remaining   Weighted-Average
  Exercise Prices   June 30, 2000     Contractual Life    Exercise Price
 _________________  ________________   ________________   ________________
       $7.50                42,000          4.2 years     $         7.50
  $ 8.00 to $ 9.00          50,250          8.8                     8.39
  $10.00 to $18.50          36,000          7.7                    17.50
                    ________________   ________________   ________________
  $ 7.50 to $18.50         128,250          7.0           $        10.66
                    ================   ================   ================

   The per share weighted average fair value of stock options granted during 2000 and 1999 was $2.62 and $3.44, respectively, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: expected dividend yield, 2.85% and 2.13%; risk-free interest rate, 6.03% and 5.79%; expected life, 8 years and 8 years; and expected volatility, 27.90% and 27.82%, respectively.

   For financial statement purposes, the Company measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25, whereby no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. Had the Company determined cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the year ended June 30, 2000 and June 30, 1999 would have been reduced to the pro forma amounts indicated below.

                                                      Earnings Per Share
                                  Net          ________________________________
                                Income              Basic           Diluted
                            _______________    _______________  _______________
  June 30, 2000:
  ______________
      As reported           $   3,209,722      $        1.17    $        1.17
      Pro forma             $   3,110,103      $        1.14    $        1.13

   June 30, 1999:
   ______________
      As reported           $   2,410,452      $        0.88    $        0.86
      Pro forma             $   2,376,947      $        0.87    $        0.85


   Stock Purchase Plan
   ___________________
   The Company had a stock purchase plan which covered substantially all full-time employees with one year of service. Offerings under the Plan were made quarterly at the market value of the Company's common stock on the offering termination date. The maximum number of shares which could be purchased under the plan was 156,000 shares. This plan expired in fiscal 2000.


17.Commitments, Contingent Liabilities and Other Off-Balance-Sheet Risks
   _____________________________________________________________________
   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, interest rate exchange agreements and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

   Financial instruments with contract amounts which represent credit risk:

                                                    2000             1999
                                               _______________  _______________
   Commitments to originate loans:
    Residential real estate mortgages          $   2,898,000    $   9,392,000
    Commercial real estate mortgages,
     including multi-family residential
     real estate                                   3,523,000       10,314,000
    Commercial business loans                      4,552,000        4,725,000
                                               _______________  _______________
                                                  10,973,000       24,431,000

   Unused lines of credit                         24,839,000       18,941,000
   Standby letters of credit                       1,504,000        1,501,000
   Unadvanced portions of construction loans       3,594,000        1,502,000


   At June 30, 2000, $912,000 of the stand-by letters of credit have been granted with respect to related parties.

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

   Interest Rate Exchange Agreements
   _________________________________
   During fiscal 2000, the Company entered into two interest rate exchange agreements to manage and hedge its interest rate exposure with respect to a portion of its certificates of deposit. The first agreement calls for the Company to receive a fixed interest rate of 7.75% and pay a variable rate based on the one month LIBOR rate. The second agreement calls for the Company to receive a fixed interest rate of 7.50% and pay a variable rate based on the three month LIBOR rate. The amounts potentially subject to credit risk are the streams of payments under the agreements and not the notional principal amount used to express the volume of these transactions. At June 30, 2000, the Company had recorded a receivable of approximately $140,000 with respect to these agreements. Entering into interest rate exchange agreements involves not only the risk of default by the other party, but also the interest rate risk if positions are not matched.

   The notional principal amount of the interest rate exchange agreements outstanding at June 30, 2000 and 1999 was $20,000,000 and $0, respectively. Each agreement has a notional principal amount of $10,000,000. The termination dates of the agreements are April 28, 2010 and December 29, 2005.

   Other Derivative Financial Instruments
   ______________________________________
   The Company has only limited involvement with other derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and interest rate exchange agreements. Gains and losses from entering into covered call and put contracts have been immaterial to the results of operations of the Company. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

   Legal Proceedings
   _________________
   The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

   Lease Obligations
   _________________
   The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $312,000, $373,000 and $380,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

   Approximate future minimum lease payments over the remaining terms of the leases at June 30, 2000 are as follows:

                    2001                      $   251,000
                    2002                          251,000
                    2003                          188,000
                    2004                          182,000
                    2005                          182,000
                    2006 and after                646,000
                                              _____________
                                              $ 1,700,000
                                              =============

18.Condensed Parent Information
   ____________________________
   Condensed financial statements for Northeast Bancorp at June 30, 2000 and 1999 and for each of the years in the three year period ended June 30, 2000 are presented below.

   Balance Sheets
   ______________

                                                          June 30,
                                              _________________________________
                   Assets                          2000              1999
  ________________________________________    _______________   _______________
  Cash (deposited with banking subsidiary)    $     257,258     $      80,758
  Investment in banking subsidiary               33,215,377        26,051,816
  Investment in common securities
   of Trust subsidiary                              221,851               -
  Goodwill, net                                     509,871           611,845
  Other assets                                    1,321,860           632,094
                                              _______________   _______________
   Total assets                               $  35,526,217     $  27,376,513
                                              ===============   ===============
  Liabilities and Stockholders' Equity
  ____________________________________
  Note payable                                $         -       $     687,500
  Junior Subordinated Debentures
   issued to subsidiary                           7,394,849               -
  Other liabilities                                   4,890             5,898
                                              _______________   _______________
                                                  7,399,739           693,398

  Stockholders' equity                           28,126,478        26,683,115
                                              _______________   _______________
   Total liabilities and stockholders'
    equity                                    $  35,526,217     $  27,376,513
                                              ===============   ===============

          Statements of Income
  ____________________________________

                                                    Years Ended June 30,
                                            ___________________________________
                                               2000        1999       1998
                                            ___________ ___________ ___________
  Income:
   Dividends from banking subsidiary        $      -    $   98,314  $      -
   Other income                                 14,304         758      76,556
                                            ___________ ___________ ___________
    Total income                                14,304      99,072      76,556

  Expenses:
   Amortization of goodwill                    101,974     101,974     101,974
   Interest on note payable                     25,927      65,100      89,884
   Interest on Junior Subordinated
    Debentures paid to subsidiary              439,487         -           -
   Occupancy expense                               -           -        46,611
   General and administrative expenses          65,935      95,558      97,969
                                            ___________ ___________ ___________
    Total expenses                             633,323     262,632     336,438
                                            ___________ ___________ ___________
    Loss before income tax benefit and
     Equity in undistributed net income
     of subsidiaries                          (619,019)   (163,560)   (259,882)

  Income tax benefit                           178,538      55,692      53,967
                                            ___________ ___________ ___________
   Loss before equity in undistributed
    net income of subsidiaries                (440,481)   (107,868)   (205,915)

  Equity in undistributed net income
   of subsidiaries                           3,650,203   2,518,320   2,609,698
                                            ___________ ___________ ___________
     Net income                             $3,209,722  $2,410,452  $2,403,783
                                            =========== =========== ===========

                                                   Years Ended June 30,
                                            ___________________________________
  Statements of Cash Flows                     2000        1999        1998
  ______________________________________    ___________ ___________ ___________
  Cash flows from operating activities:
  Net income                                $3,209,722  $2,410,452  $2,403,783
  Adjustments to reconcile net income
   to net cash used by operating
   activities:
    Amortization                               111,574     101,974     110,658
    Undistributed earnings of
     subsidiaries                           (3,650,203) (2,518,320) (2,609,698)
    Increase in other assets                  (175,752)   (218,474)    (46,502)
    Decrease in other liabilities               (1,008)     (2,039)     (4,911)
                                            ___________ ___________ ___________
  Net cash used by operating activities       (505,667)   (226,407)   (146,670)

 Cash flows from investing activities:
  Proceeds from sale of premises and
   equipment to banking subsidiary                 -           -       367,696
  Purchase of premises and equipment               -           -          (368)
  Increase in investment in banking
   subsidiary                               (3,850,004)        -           -

  Purchase of common securities of
   Trust subsidiary                           (221,851)        -           -
                                            ___________ ___________ ___________
  Net cash (used) provided by investing
   activities                               (4,071,855)        -       367,328

 Cash flows from financing activities:
  Principal payments on note payable          (687,500)   (305,555)   (305,556)
  Stock options exercised                       66,345      88,286     190,700
  Proceeds from issuance of common stock         8,736      16,257      16,669
  Treasury stock purchased                    (878,532)        -       (44,988)
  Treasury stock sold                            6,706         -        44,988
  Dividends paid to stockholders              (632,968)   (596,327)   (597,270)
  Warrants exercised                               -           -       761,433
  Stock split - payment for fractional
   shares                                          -           -        (1,095)
  Proceeds from issuance of Junior
   Subordinated Debentures                   7,394,849         -           -
  Payments for debt issuance costs            (523,614)        -           -
                                            ___________ ___________ ___________
  Net cash provided (used) by financing
   activities                                4,754,022    (797,339)     64,881
                                            ___________ ___________ ___________
  Net increase (decrease) in cash              176,500  (1,023,746)    285,539

 Cash, beginning of year                        80,758   1,104,504     818,965
                                            ___________ ___________ ___________
 Cash, end of year                          $  257,258  $   80,758  $1,104,504
                                            =========== =========== ===========
 Supplemental schedule of cash flow
  information:
  Interest paid                             $  455,814  $   67,100  $   91,921


19.Other Comprehensive Income
   __________________________
   SFAS No. 130, Reporting Comprehensive Income, requires display in financial statements of amounts of total comprehensive income and accumulated other comprehensive income. The components of other comprehensive income for the years ended 2000, 1999 and 1998 are as follows:

                                             2000         1999        1998
                                         ____________ ____________ ____________
  Unrealized gains (losses) arising
   during the period, net of tax effect
   of $178,583 in 2000, $197,195 in
   1999, and $177,534 in 1998            $  (346,662) $  (382,733) $   344,624

  Less: reclassification adjustment for
   gains, net of write-downs, included
   in net income, net of tax effect of
   $5,159 in 2000, $3,942 in 1999 and
   $38,584 in 1998                            10,016        7,653      (74,897)
                                         ____________ ____________ ____________
  Other comprehensive income             $  (336,646) $  (375,080) $   269,727
                                         ============ ============ ============

20.Segment Reporting
   _________________
   Northeast Bancorp through its banking subsidiary, Northeast Bank and it's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western and south central Maine. These services include lending, demand, savings and time deposits, cash management and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

21.Guaranteed Preferred Beneficial Interests in the Company's Junior
   _________________________________________________________________
   Subordinated Debentures
   _______________________
   NBN Capital Trust ("NBNCT"), a Delaware statutory trust, was created in October of 1999. NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities to the Company and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly, the Junior Subordinated Debentures will be the sole assets of the NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of the NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, the NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs of the issuance of the trust preferred securities was approximately $524,000 and is included in other assets in the Company's consolidated statement of financial condition at June 30, 2000, as a deferred financing cost. The costs will be amortized into interest expense over the life of the securities. The Company owns all of the common securities of NBNCT, the only voting security, and as a result, NBNCT is a subsidiary of the Company.

22.Fair Value of Financial Instruments
   ___________________________________
   Fair value estimates, methods and assumptions are set forth below for the Company's significant financial instruments.

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

   Junior Subordinated Debentures
   ______________________________
   The fair value of the Company's Junior Subordinated Debentures is estimated based on prices published in financial newspapers.

   Interest Rate Exchange Agreements
   _________________________________
   The fair value of interest rate exchange agreements (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the counterparties.

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

   Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment and intangible assets, including the customer base. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

   The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2000 and 1999:

                                June 30, 2000               June 30, 1999
                           _________________________  _________________________
                             Carrying    Estimated       Carrying    Estimated
                              Value      Fair Value       Value      Fair Value
                           ____________ ____________  ____________ ____________
Financial assets:
 Cash and cash equivalents $ 12,778,000 $ 12,778,000  $ 12,094,000 $ 12,094,000
 Available for sale
  securities                 23,159,000   23,159,000    18,054,000   18,054,000
 Loans held for sale             82,000       84,000       312,000      315,000
 Loans                      378,326,000  356,249,000   316,062,000  308,687,000
 Interest receivable          2,404,000    2,404,000     1,991,000    1,991,000

Financial liabilities:
 Deposits (with no stated
  maturity)                  78,364,000   78,364,000    78,251,000   78,251,000
 Time deposits              181,618,000  181,094,000   141,113,000  141,352,000
 Borrowed funds             122,628,000  121,484,000   103,882,000   99,986,000
 Note payable                       -            -         688,000      688,000

 Repurchase agreements       13,111,000   13,111,000    11,868,000   11,868,000
 Junior Subordinated
  Debentures                  7,173,000    6,660,000           -            -

Off Balance Sheet Instruments:
 Interest rate exchange
  agreements in a net
  receivable position           140,000      296,000           -            -



Item 8.  b  Statistical Disclosures Required by Industry Guide 3
            ____________________________________________________


Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2000, 1999 and 1998

                                                           Interest    Average
                                              Average      Income/     Yield/
June 30, 2000                                 Balance      Expense      Rate
                                            ___________  ___________  _________
Assets:

Interest earning-assets:
 Investment Securities (1)                  $   21,613   $    1,486      6.88%
 Loans (2)(3)                                  356,490       30,227      8.48%
 FHLB Stock                                      6,157          428      6.95%
 Short-term investments (4)                      4,846          265      5.47%
                                            ___________  ___________  _________
Total interest-earning assets/interest
income/average rates earned                    389,106       32,406      8.33%
                                            ___________  ___________  _________
Non-interest earning assets:
 Cash & due from banks                           6,061
 Bank premises and equipment, net                4,787
 Other assets                                    7,586
 Allowance for loan losses                      (3,156)
                                            ___________
Total non-interest earning assets               15,278
                                            ___________
Total assets                                $  404,384
                                            ===========

Liabilities & Net Worth:

Interest-bearing liabilities:
 Now                                        $   31,462   $      915      2.91%
 Money Market                                    6,446          144      2.23%
 Savings                                        20,391          494      2.42%
 Time                                          157,164        8,792      5.59%
                                            ___________  ___________  _________
  Total interest-bearing deposits              215,463       10,345      4.80%
 Repurchase agreements                          13,768          570      4.14%
 Borrowed funds                                119,472        7,011      5.87%
 Junior Subordinated Debentures                  4,321          426      9.86%
                                            ___________  ___________  _________
Total interest-earning liabilities/
interest expense/average rates paid            353,024       18,352      5.20%
                                            ___________  ___________  _________
Total non-interest bearing liabilities:
 Demand deposits and escrow accounts            22,109
 Other liabilities                               1,563
                                            ___________
Total liabilities                              376,696
                                            ___________

 Stockholders' equity                           27,688
Total liabilities and stockholders' equity  $  404,384
                                            ===========
 Net interest income                                     $   14,054
                                                         ===========
Interest rate spread                                                     3.13%
Net yield on interest earning assets (5)                                 3.61%

                                                           Interest    Average
                                              Average      Income/     Yield/
June 30, 1999                                 Balance      Expense      Rate
                                            ___________  ___________  _________
Assets:

Interest earning-assets:
 Investment Securities (1)                  $   15,413   $      958      6.22%
 Loans (2)(3)                                  297,690       25,179      8.46%
 FHLB Stock                                      5,680          364      6.41%
 Short-term investments (4)                      7,157          356      4.97%
                                            ___________  ___________  _________
Total interest-earning assets/interest
income/average rates earned                    325,940       26,857      8.24%
                                            ___________  ___________  _________
Non-interest earning assets:
 Cash & due from banks                           5,099
 Bank premises and equipment, net                4,839
 Other assets                                    6,912
 Allowance for loan losses                      (2,955)
                                            ___________
Total non-interest earning assets               13,895
                                            ___________
Total assets                                $  339,835
                                            ===========

Liabilities & Net Worth:

Interest-bearing liabilities:
 Now                                        $   31,162   $      933      2.99%
 Money Market                                    8,938          210      2.35%
 Savings                                        20,068          515      2.57%
 Time                                          125,802        7,022      5.58%
                                            ___________  ___________  _________
  Total interest-bearing deposits              185,970        8,680      4.67%
 Repurchase agreements                           8,202          340      4.15%
 Borrowed funds                                100,074        5,530      5.53%
 Junior Subordinated Debentures                      0            0      0.00%
                                            ___________  ___________  _________
Total interest-earning liabilities/
interest expense/average rates paid            294,246       14,550      4.94%
                                            ===========  ===========  =========
Total non-interest bearing liabilities:
 Demand deposits and escrow accounts            17,132
 Other liabilities                               2,194
                                            ___________
Total liabilities                              313,572
                                            ___________
 Stockholders' equity                           26,263
                                            ___________
Total liabilities and stockholders' equity  $  339,835
                                            ===========

 Net interest income                                     $   12,307
                                                         ===========
Interest rate spread                                                     3.30%
Net yield on interest earning assets (5)                                 3.78%

                                                           Interest    Average
                                              Average      Income/     Yield/
June 30, 1998                                 Balance      Expense      Rate
                                            ___________  ___________  _________
Assets:

Interest earning-assets:
 Investment Securities (1)                  $   21,799   $    1,461      6.70%
 Loans (2)(3)                                  240,859       21,989      9.13%
 FHLB Stock                                      4,647          301      6.48%
 Short-term investments (4)                      9,951          532      5.35%
                                            ___________  ___________  _________
Total interest-earning assets/interest
income/average rates earned                    277,256       24,283      8.76%
                                            ___________  ___________  _________
Non-interest earning assets:
 Cash & due from banks                           4,516
 Bank premises and equipment, net                4,597
 Other assets                                    7,061
 Allowance for loan losses                      (2,867)
                                            ___________
Total non-interest earning assets               13,307
                                            ___________
Total assets                                $  290,563
                                            ===========

Liabilities & Net Worth:

Interest-bearing liabilities:
 Now                                        $   15,400   $      269      1.75%
 Money Market                                   14,002          467      3.34%
 Savings                                        21,289          570      2.68%
 Time                                          108,580        6,281      5.78%
                                            ___________  ___________  _________
  Total interest-bearing deposits              159,271        7,587      4.76%
  Repurchase agreements                          4,917          206      4.19%
  Borrowed funds                                85,686        5,017      5.86%
  Junior Subordinated Debentures                     0            0      0.00%
                                            ___________  ___________  _________
Total interest-earning liabilities/
interest expense/average rates paid            249,874       12,810      5.13%
                                            ___________  ___________  _________
Total non-interest bearing liabilities:
 Demand deposits and escrow accounts            15,480
 Other liabilities                               1,983
                                            ___________
Total liabilities                              267,337
                                            ___________
 Stockholders' equity                           23,226
                                            ___________
Total liabilities and stockholders' equity  $  290,563
                                            ===========
 Net interest income                                     $   11,473
                                                         ===========
Interest rate spread                                                     3.63%
Net yield on interest earning assets (5)                                 4.14%


(1) Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(2)  Non-accruing loans included in computation of average balance.
(3) Interest income on loans includes costs of $698 in 2000, $590 in 1999, and $10 in 1998.
(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5) The net yield on average earning assets is net interest income divided by average interest-earning assets.

Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2000

                           1 Year     1 to 5    5 to 10    Over 10     Total
                          or Less     Years      Years      Years      Loans
                         __________ __________ __________ __________ __________
Mortgages:
Residential              $  49,755  $  25,332  $  12,321  $ 106,880  $ 194,288
Commercial                  19,320     36,731      4,273      1,600     61,924
Construction                 7,102        304          0          0      7,406

Non-Mortgage Loans :
Commercial                  13,069     23,057      1,124      4,268     41,518
Consumer and other           1,623     27,396      8,676     36,333     74,028
                         __________ __________ __________ __________ __________
Total Loans                 90,869    112,820     26,394    149,081    379,164
                         ========== ========== ========== ========== ==========
Type of Interest Rate:
Predetermined rate,
 maturity greater
 than 1 year               224,250
Floating or adjustable
 rate due one year          64,046
                         __________
Total due after 1 year:    288,296
                         ==========

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Northeast Bancorp Consolidated
Investment Securities Portfolio

                                                     At June 30,
                                          __________________________________
                                             2000        1999        1998
                                          __________  __________  __________
Available for Sale (1)                            ($ in thousands)

U.S. Government and Agency Obligations    $     346   $     598   $   4,698

Mortgage-backed Securities                   21,446      16,027       7,714

Other Bonds                                     193         200         204

Equity Securities                             1,174       1,229         993
                                          __________  __________  __________
Total Available for Sale (2):             $  23,159   $  18,054   $  13,609
                                          ==========  ==========  ==========

(1) Carried at estimated market value. Northeast Bancorp does not have any securities being held to maturity.
(2) Cost of such securities ($ in thousands) was $24,335 as of June 30, 2000, $18,720 as of June 30, 1999, and $13,706 as of June 30, 1998.

Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)

                                              After One Year   After Five Years
                                                But Within       But Within
                             Within One Year      5 Years          10 Years
                             _______________  _______________  ________________
                              Amount  Yield    Amount  Yield    Amount   Yield
                             ________ ______  ________ ______  ________ _______
At June 30, 2000
 U. S. Government and
  agencies obligations       $   248   5.89%  $    98   7.23%  $     0   0.00%
 Mortgage -backed securities       0   0.00%       32   6.20%      434   7.00%
 Other bonds                      51   7.20%      142   5.95%        0   0.00%
 Equity securities             1,174   7.75%        0   0.00%        0   0.00%
                             ________ ______  ________ ______  ________ ______
                             $ 1,473   7.42%  $   272   6.44%  $   434   7.00%
                             ======== ======  ======== ======  ======== ======

At June 30, 1999
 U. S. Government and
  agencies obligations       $   498   4.62%  $   100   7.23%  $     0   0.00%
 Mortgage -backed securities       0   0.00%       44   5.15%      572   7.04%
 Other bonds                       0   0.00%      200   6.28%        0   0.00%
 Equity securities             1,229   6.76%        0   0.00%        0   0.00%
                             ________ ______  ________ ______  ________ ______
                             $ 1,727   6.14%  $   344   6.41%  $   572   7.04%
                             ======== ======  ======== ======  ======== ======

                              After 10 Years       Total
                             _______________  _______________
                              Amount  Yield    Amount  Yield
                             ________ ______  ________ ______
At June 30, 2000
 U. S. Government and
  agencies obligations       $     0   0.00%  $   346   6.27%
 Mortgage -backed securities  20,980   6.88%   21,446   6.88%
 Other bonds                       0   0.00%      193   6.28%
 Equity securities                 0   0.00%    1,174   7.75%
                             ________ ______  ________ ______
                             $20,980   6.88%  $23,159   6.91%
                             ======== ======  ======== ======

At June 30, 1999
 U. S. Government and
  agencies obligations       $     0   0.00%  $   598   5.06%
 Mortgage -backed securities  15,411   6.55%   16,027   6.56%
 Other bonds                       0   0.00%      200   6.28%
 Equity securities                 0   0.00%    1,229   6.76%
                             ________ ______  ________ ______
                             $15,411   6.55%  $18,054   6.52%
                             ======== ======  ======== ======

The average yield on investments held for sale is based on the amortized cost of the security.

Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)


                                                               Percent of
June 30, 2000                                   Amount         Total Loans
                                             ____________     _____________
Loan Portfolio

Residential Mortgage                         $   194,288            51.24%
Commercial real estate                            61,924            16.33%
Construction                                       7,406             1.95%
Commercial                                        41,518            10.95%
Consumer & Other                                  74,028            19.53%
                                             ____________     _____________
     Total Loans                                 379,164           100.00%
                                                              _____________
Less:
Allowance for loan losses                          3,498
Net Deferred fees (costs)                         (2,660)
                                             ____________
     Net Loans                               $   378,326
                                             ============

                                                               Percent of
June 30, 1999                                   Amount         Total Loans
                                             ____________     _____________
Loan Portfolio

Residential Mortgage                         $   182,244            57.37%
Commercial real estate                            55,438            17.45%
Construction                                       1,686             0.53%
Commercial                                        34,647            10.91%
Consumer & Other                                  43,643            13.74%
                                             ____________     _____________
     Total Loans                                 317,658           100.00%
                                                              _____________

Less:
Allowance for loan losses                          2,924
Net Deferred fees (costs)                         (1,328)
                                             ____________
     Net Loans                               $   316,062
                                             ============

                                                               Percent of
June 30,1998                                    Amount         Total Loans
                                             ____________     _____________
Loan Portfolio

Residential Mortgage                         $   171,903            61.10%
Commercial real estate                            47,053            16.73%
Construction                                       2,100             0.75%
Commercial                                        26,967             9.58%
Consumer & Other                                  33,305            11.84%
                                             ____________     _____________
     Total Loans                                 281,328           100.00%
                                                              _____________
Less:
Allowance for loan losses                          2,978
Net Deferred fees (costs)                           (703)
                                             ____________
     Net Loans                               $   279,053
                                             ============

                                                               Percent of
June 30, 1997                                   Amount         Total Loans
                                             ____________     _____________
Loan Portfolio

Residential Mortgage                         $   139,633            62.64%
Commercial real estate                            46,443            20.84%
Construction                                       2,597             1.17%
Commercial                                        19,421             8.71%
Consumer & Other                                  14,792             6.64%
                                             ____________     _____________
     Total Loans                                 222,886           100.00%
                                                              _____________
Less:
Allowance for loan losses                          2,742
Net Deferred fees (costs)                            204
                                             ____________
     Net Loans                               $   219,940
                                             ============

                                                               Percent of
June 30, 1996                                   Amount         Total Loans
                                             ____________     _____________
Loan Portfolio

Residential Mortgage                         $   116,273            61.98%
Commercial real estate                            37,270            19.87%
Construction                                       2,769             1.48%
Commercial                                        16,761             8.94%
Consumer & Other                                  14,491             7.73%
                                             ____________     _____________
     Total Loans                                 187,564           100.00%
                                                              _____________
Less:
Allowance for loan losses                          2,761
Net Deferred fees (costs)                            354
                                             ____________
     Net Loans                               $   184,449
                                             ============


Northeast Bancorp Consolidated
Allowance for Loan Losses
As of June 30, 2000
($ in thousands)


                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 2000                                      Amount          Total Loans
                                                _____________     _____________
Allowance for Loan Losses (thousands)

Real Estate                                     $        405            51.24%
Commercial Mortgage                                      499            16.33%
Construction                                               0             1.95%
Commercial                                               312            10.95%
Consumer                                                 844            19.53%
Unallocated                                            1,438             0.00%
                                                _____________     _____________
     Total                                      $      3,498           100.00%
                                                =============     =============

                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1999                                      Amount          Total Loans
                                                _____________     _____________
Allowance for Loan Losses (thousands)

Real Estate                                     $        378            57.37%
Commercial Mortgage                                      882            17.45%
Construction                                               0             0.53%
Commercial                                               508            10.91%
Consumer                                                 497            13.74%
Unallocated                                              659             0.00%
                                                _____________     _____________
     Total                                      $      2,924           100.00%
                                                =============     =============

                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1998                                      Amount          Total Loans
                                                _____________     _____________
Allowance for Loan Losses (thousands)

Real Estate                                     $        352            61.10%
Commercial Mortgage                                      762            16.73%
Construction                                               0             0.75%
Commercial                                               582             9.58%
Consumer                                                 380            11.84%
Unallocated                                              902             0.00%
                                                _____________     _____________
     Total                                      $      2,978           100.00%
                                                =============     =============

                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1997                                      Amount          Total Loans
                                                _____________     _____________
Allowance for Loan Losses (thousands)

Real Estate                                     $        308            62.64%
Commercial Mortgage                                      821            20.84%
Construction                                               0             1.17%
Commercial                                               436             8.71%
Consumer                                                 159             6.64%
Unallocated                                            1,018             0.00%
                                                _____________     _____________
     Total                                      $      2,742           100.00%
                                                =============     =============

                                                                   Percent of
                                                                  Loans in Each
                                                                   Category to
June 30, 1996                                      Amount          Total Loans
                                                _____________     _____________
Allowance for Loan Losses (thousands)

Real Estate                                     $        268            61.98%
Commercial Mortgage                                      799            19.87%
Construction                                               0             1.48%
Commercial                                               501             8.94%
Consumer                                                 152             7.73%
Unallocated                                            1,041             0.00%
                                                _____________     _____________
     Total                                      $      2,761           100.00%
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

Northeast Bancorp Consolidated
Non-performing Ratios ($ in thousands)
As of June 30,

                                                 At June 30,
                               ________________________________________________
                                 2000      1999      1998      1997      1996
                               ________  ________  ________  ________  ________
Non-accrual loans:
 Residential mortgage          $   191   $   235   $   640   $ 1,023   $ 1,043
 Commercial Real Estate            650       595       317       541       895
 Commercial Loans                   80         0       468        54       308
 Consumer and other                185       197         0        41        76
                               ________  ________  ________  ________  ________
  Total non-accrual loans        1,106     1,027     1,425     1,659     2,322
Accruing loans contractually
 past due 90 days or more           72       117       823     1,222       860
                               ________  ________  ________  ________  ________
Total non-performing loans       1,178     1,144     2,248     2,881     3,182
Acquired assets                    278       194       350       563       585
                               ________  ________  ________  ________  ________
Total non-performing assets      1,456     1,338     2,598     3,444     3,767
                               ========  ========  ========  ========  ========
Non-performing loans to total
 loans                            0.31%     0.36%     0.80%     1.29%    1.70%
Non-performing assets to total
 assets                           0.34%     0.37%     0.81%     1.21%    1.54%


See additional information concerning non-performing and impaired loans in footnote 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

Northeast Bancorp Consolidated
Summary of Loan Losses Experience ($ in thousands)
As of June 30,

                                   June 30, June 30, June 30, June 30, June 30,
                                     2000     1999     1998     1997     1996
                                   ________ ________ ________ ________ ________
Average net loans outstanding
 during the period                 $353,142 $294,207 $237,791 $200,919 $183,947
                                   ======== ======== ======== ======== ========
Net loans at end of period (1)     $378,326 $316,062 $279,053 $219,940 $184,449
                                   ======== ======== ======== ======== ========
Allowance at beginning of period   $  2,924 $  2,978 $  2,742 $  2,761 $  2,661

Loans charged-off during the period:
 Residential mortgage                    81      232      196      319      151
 Commercial real estate                  46       26      432      128      236
 Commercial                              10      272       42      154      125
 Consumer and other                     627      396      115      171      108
                                   ________ ________ ________ ________ ________
Total loans charged-off                 764      926      785      772      620
                                   ======== ======== ======== ======== ========

Recoveries on loans previously
 charged-off:
 Residential Mortgage                    14       12       87       43       10
 Commercial Real Estate                  64      109       83       49       34
 Commercial                             108       20       87       13       12
 Consumer and other                      80      121       58       34       25
                                   ________ ________ ________ ________ ________
Total Recoveries                        266      262      315      139       81
                                   ======== ======== ======== ======== ========

Net loans charged off during
 the period                             498      664      470      633      539
Provision for loan losses             1,072      610      706      614      639
                                   ________ ________ ________ ________ ________
Allowance at end of period         $  3,498 $  2,924 $  2,978 $  2,742 $  2,761
                                   ======== ======== ======== ======== ========

Ratio of net charge-offs to
average loans outstanding             0.14%    0.23%    0.20%    0.32%    0.29%

Allowance as a percentage of
 total portfolio loans                0.92%    0.93%    1.07%    1.25%    1.50%

Allowance as a percentage of non-
performing and non-accrual loans    296.94%  255.59%  132.47%   95.18%   86.77%


(1) Excludes loans held for sale.

The allowance for loan losses as a percentage of net loans decreased at the end of each fiscal year from 1996 to 2000. The reduction in each fiscal year was due to the purchase of residential mortgages as well as portfolio loan growth. In the fiscal years 1996 to 1999, the decrease was supported by the Company's lower delinquency levels and decreased non-performing and substandard loans.
In the fiscal year 2000, although the delinquency level and non-performing and substandard loans increased slightly, management does not consider this to be material or represents a future trend.

This table summarizes loans outstanding at the end of each period indicated, net of unearned income, at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.

Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates
As of June 30,


                                                                        % of
June 30, 2000                                  Amount       Rate      Deposits
                                             __________  __________  __________
Average Deposits:

Non-interest bearing demand deposits         $  22,109       0.00%       9.31%
Regular savings                                 20,391       2.42%       8.58%
NOW and Money Market                            37,908       2.79%      15.96%
Time deposits                                  157,164       5.59%      66.15%
                                             __________  __________  __________
Total Average Deposits                       $ 237,572       4.35%     100.00%
                                             ==========  ==========  ==========

                                                                        % of
June 30, 1999                                  Amount       Rate      Deposits
                                             __________  __________  __________
Average Deposits:

Non-interest bearing demand deposits         $  17,132       0.00%       8.44%
Regular savings                                 20,068       2.57%       9.88%
NOW and Money Market                            40,100       2.85%      19.74%
Time deposits                                  125,802       5.58%      61.94%
                                             __________  __________  __________
Total Average Deposits                       $ 203,102       4.27%     100.00%
                                             ==========  ==========  ==========

                                                                        % of
June 30, 1998                                  Amount       Rate      Deposits
                                             __________  __________  __________
Average Deposits:

Non-interest bearing demand deposits         $  15,481       0.00%       8.86%
Regular savings                                 21,289       2.68%      12.18%
NOW and Money Market                            29,401       2.50%      16.82%
Time deposits                                  108,580       5.78%      62.14%
                                             __________  __________  __________
Total Average Deposits                       $ 174,751       4.34%     100.00%
                                             ==========  ==========  ==========

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 2000
($ in thousands)


                                                                 Balance
                                                                ____________
3 months or less                                                $       810
Over 3 through 6 months                                               1,242
Over 6 through 12 months                                              4,671
Over 12 months                                                       21,309
                                                                ____________
Total Time Deposits $100,000 & Over                             $    28,032
                                                                ============

Northeast Bancorp
Repurchase Agreements ($ in thousands)

                                       For Years ended June 30,
                        _______________________________________________________
                              2000               1999               1998
                        _________________  _________________  _________________
                                 Weighted           Weighted           Weighted
                        Balance    Rate    Balance    Rate    Balance    Rate
                        ________ ________  ________ ________  ________ ________
Balance at year end     $ 13,110    4.18%  $ 11,868    4.07%  $  5,206    4.20%

Average outstanding
 during year              13,768    4.14%     8,202    4.15%     4,917    4.19%

Maximum Outstanding
 at any month end         18,675             11,868              5,737


These borrowings, which were scheduled to mature within 180 days, were collateralized by GNMA and FHLMC securities with the market value of $17,006,000 and amortized cost of $17,877,000 at June 30, 2000, a market value of $14,938,000 and amortized cost of $15,525,000 at June 30, 1999, and a market value of $8,547,000 and amortized cost of $8,558,000 at June 30, 1998. Securities sold under these agreements were under the control of the Company during 2000, 1999 and 1998.



Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities As of June 30, 2000
($ in thousands)


                                              Term to Repricing
                              _________________________________________________
                              Less Than    1-5     Over 5               % of
                               1 Year     Years     Years     Total     Total
                              _________ _________ _________ _________ _________
Interest Earning Assets:
Investment securities         $  1,473  $    272  $ 21,414  $ 23,159     5.60%
FHLB stock                           0         0     6,644     6,644     1.61%
Short -term investments (1)      4,864         0         0     4,864     1.17%

Mortgage Loans:
 Residential mortgages:
  Fixed rate loans                  29     2,395   119,065   121,489    29.36%
  Variable loans                49,726    22,937       136    72,799    17.59%
 Commercial real estate         19,320    36,731     5,873    61,924    14.96%
  Construction                   7,102       304         0     7,406     1.79%
Other Loans:
 Commercial                     13,069    23,057     5,392    41,518    10.03%
 Consumer and other              1,623    27,396    45,009    74,028    17.89%
                              _________ _________ _________ _________ _________
Total loans                     90,869   112,820   175,475   379,164    91.62%
                              _________ _________ _________ _________ _________
Total interest-earning assets $ 97,206  $113,092  $203,533  $413,831   100.00%
                              ========= ========= ========= ========= =========
Interest-bearing liabilities:
Customer deposits:
 NOW Accounts                   29,250         0         0    29,250     7.68%
 Money market accounts           6,339         0         0     6,339     1.66%
 Regular savings                21,003         0         0    21,003     5.51%
 Certificates of deposit        86,715    74,835    20,068   181,618    47.65%
                              _________ _________ _________ _________ _________
Total Customer deposits        143,307    74,835    20,068   238,210    62.50%
                              _________ _________ _________ _________ _________
Borrowings:
 Repurchase Agreements          13,110         0         0    13,110     3.44%
 Other Borrowings               91,580    23,048     8,000   122,628    32.18%
 Junior Subordinated Debenture       0         0     7,173     7,173     1.88%
                              _________ _________ _________ _________ _________
  Total borrowings             104,690    23,048    15,173   142,911    37.50%
                              _________ _________ _________ _________ _________
Total interest-bearing
 liabilities                  $247,997  $ 97,883  $ 35,241  $381,121   100.00%
                              _________ _________ _________ _________ _________
Interest sensitivity gap      (150,791)   15,209   168,292    32,710
                              ========= ========= ========= =========

Cumulative gap                (150,791) (135,582)   32,710    32,710
                              ========= ========= ========= =========

Cumulative gap ratio             39.20%    60.80%   108.58%   108.58%
                              ========= ========= ========= =========

Cumulative gap as a
 percentage of total assets     -34.76%   -31.25%     7.54%     7.54%
                              ========= ========= ========= =========

(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2000.

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

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
As of June 30, 2000

                              1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                              Sept. 30     Dec. 31      Mar. 31      June 30
                                1999        1999          2000         2000
                            ____________ ____________ ____________ ____________
Interest Income
 Interest on loans          $ 7,010,975  $ 7,444,148  $ 7,671,932  $ 8,100,003
 Interest & dividends on
  investments & available
  for sale securities           457,795      510,021      597,469      613,640
                            ____________ ____________ ____________ ____________
Total Interest and Dividend
 Income                       7,468,770    7,954,169    8,269,401    8,713,643
                            ____________ ____________ ____________ ____________
Interest Expense
 Interest on Deposits         2,335,723    2,550,342    2,639,007    2,820,511
 Interest on Repurchase
  Agreements                    126,207      168,791      136,368      138,198
 Interest on Borrowings       1,516,348    1,658,679    1,820,771    2,014,916
 Interest on Trust
  Preferred Securities                0       73,932      176,336      176,323
                            ____________ ____________ ____________ ____________
Total Interest Expens         3,978,278    4,451,744    4,772,482    5,149,948
                            ____________ ____________ ____________ ____________

Net Interest Income           3,490,492    3,502,425    3,496,919    3,563,695
Provision for Loan Losses       295,229      195,885      195,147      385,688
                            ____________ ____________ ____________ ____________
Net Interest Income after
 Provision for Loan Losses    3,195,263    3,306,540    3,301,772    3,178,007

Securities Transactions           5,165       20,697       34,620       23,541
Other Operating Income          622,159      593,011      611,799      623,952
Other Operating Expense       2,587,545    2,617,708    2,591,467    2,746,362
                            ____________ ____________ ____________ ____________

Income Before Income Taxes    1,235,042    1,302,540    1,356,724    1,079,138
Income Tax Expense              433,320      465,796      479,459      385,146
                            ____________ ____________ ____________ ____________
Net Income                  $   801,722  $   836,744  $   877,265  $   693,992
                            ============ ============ ============ ============
Earnings Per Share:
 Basic                      $      0.29  $      0.30  $      0.32  $      0.26
 Diluted                    $      0.29  $      0.30  $      0.32  $      0.26


Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
As of June 30, 1999
                              1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                              Sept. 30     Dec. 31      Mar. 31      June 30
                                1998         1998         1999         1999
                            ____________ ____________ ____________ ____________
Interest Income
 Interest on loans          $ 6,309,260  $ 6,179,727  $ 6,140,300  $ 6,549,300
 Interest & dividends on
  investments & available
  for sale securities           405,896      347,989      468,978      455,343
                            ____________ ____________ ____________ ____________
Total Interest and Dividend
 Income                       6,715,156    6,527,716    6,609,278    7,004,643
                            ____________ ____________ ____________ ____________
Interest Expense
 Interest on Deposits         2,129,744    2,157,908    2,143,909    2,248,736
 Interest on Repurchase
  Agreements                     52,744       86,531       95,483      104,798
 Interest on Borrowings       1,437,078    1,379,940    1,340,474    1,372,897
                            ____________ ____________ ____________ ____________
Total Interest Expense        3,619,566    3,624,379    3,579,866    3,726,431
                            ____________ ____________ ____________ ____________

Net Interest Income           3,095,590    2,903,337    3,029,412    3,278,212
Provision for Loan Losses       204,931      164,491      120,007      120,588
                            ____________ ____________ ____________ ____________

Net Interest Income after
 Provision for Loan Losses    2,890,659    2,738,846    2,909,405    3,157,624

Securities Transactions          16,403       52,819       11,035       14,608
Other Operating Income          490,118      788,651      722,173      620,545
Other Operating Expense       2,402,657    2,485,079    2,488,839    3,193,268
                            ____________ ____________ ____________ ____________
Income Before Income Taxes      994,523    1,095,237    1,153,774      599,509
Income Tax Expense              358,486      394,669      410,268      269,168
                            ____________ ____________ ____________ ____________
Net Income                  $   636,037  $   700,568  $   743,506  $   330,341
                            ============ ============ ============ ============
Earnings Per Share:
 Basic                      $      0.24  $      0.26  $      0.27  $      0.12
 Diluted                    $      0.23  $      0.25  $      0.27  $      0.12


The decrease in net income and the increase in other operating expense for the quarter ending June 30, 2000 is primarily due to the writedown of equity securities, the increase in professional fees and the increase in the provision for loan losses.

The decrease in net income and the increase in other operating expense for the quarter ending June 30, 1999 is primarily due to the writedown of equity securities and the write-off of goodwill, receivables and fixed assets due to the Company's decision to dissolve 1st New England Benefits. Refer to Management's Discussion and Analysis for further discussion.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         _______________________________________________________________
         Financial Disclosure.
         _____________________
         Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
         ___________________________________________________
         Information relating to the name of each nominee or director of the Company, that person's age, positions and offices with the Company, business and principal occupations, directorships in other public experience companies, and service on the Company's board of directors set forth under the caption "Election of Directors" in the definitive 2000 proxy statement of the Company to be furnished to shareholders in connection with the Company's Annual Meeting to be held on November 14, 2000 (the "2000 Proxy Statement"), and information set forth under the subcaption "Section 16(a) Beneficial Ownership Requirements" relating to Section 16 matters, is incorporated herein by reference. Information required by this Item 10 regarding the executive officers of the Company is set forth in Part I, Item 4A of this Form 10-K.

Item 11. Executive Compensation
         ______________________

         Information with respect to current renumeration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         ______________________________________________________________
         Information regarding the beneficial ownership of equity securities of the Company by all directors and named executive officers, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain
         Beneficial Owners" in the 2000 Proxy Statement is
         Incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ______________________________________________
         Information regarding transactions and relationships between the Company and its directors and executive officers under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy is incorporated herein by reference.

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

         The following financial statements are submitted herewith in response to Part II Item 8:

         Consolidated Statements of Financial Condition as of June 30, 2000 and 1999

         Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

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

  10.4* 1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast
         Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999

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

                                NORTHEAST BANCORP


Date:  September 22, 2000                      By:  /s/ James D. Delamater
                                               _____________________________
                                               James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                      Title                   Date
_________________________     _________________________     ___________________

/s/ John B. Bouchard          Director                      September 22, 2000
-------------------------
John B. Bouchard

/s/ A. William Cannan         Director,                     September 22, 2000
-------------------------     Executive Vice President
A. William Cannan

/s/ James D. Delamater        Director,                     September 22, 2000
-------------------------     President and Chief
James D. Delamater            Executive Officer
                              (Principal Executive Officer)

/s/ Ronald J. Goguen          Director                      September 22, 2000
-------------------------
Ronald J. Goguen

/s/ Judith W. Hayes           Director                      September 22, 2000
-------------------------     Vice President
Judith W. Hayes

/s/ Philip C. Jackson         Director                      September 22, 2000
-------------------------
Philip C. Jackson

/s/ Ronald C. Kendall         Director                      September 22, 2000
-------------------------
Ronald C. Kendall

/s/ John Rosmarin             Director                      September 22, 2000
-------------------------
John Rosmarin

/s/ John   Schiavi            Director                      September 22, 2000
-------------------------
John Schiavi

/s/ John W. Trinward, DMD     Chairman of the Board         September 22, 2000
-------------------------
John W. Trinward, DMD

/s/ Stephen W. Wight          Director                      September 22, 2000
-------------------------
Stephen W. Wight

/s/ Dennis A. Wilson          Director                      September 22, 2000
-------------------------
Dennis A. Wilson

/s/ Richard E. Wyman, Jr.     Chief Financial Officer       September 22, 2000
-------------------------     (Principal Financial and
Richard E. Wyman, Jr.         Accounting Officer)


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

10.4* 1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast
        Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999

11 Statement regarding computation of per share earnings is submitted herewith as Exhibit 11

21 A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21

23.1    The Consent of Baker Newman & Noyes, Limited Liability
        Company, is submitted herewith as Exhibit 23

27      A Financial Data Schedule is submitted herewith as Exhibit 27

* Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14 (c) of Form 10-K