Form 10-Q
period 2000-09-30
NORTHEAST BANCORP /ME/
filed 2000-11-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended            September 30, 2000
                                 __________________
                                        or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  ______________ to ______________

Commission File Number                1-14588
                                    ___________
                        Northeast Bancorp
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

              Maine                         01-0425066
_________________________________________________________________
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

232 Center Street, Auburn, Maine               04210
_________________________________________________________________
(Address of Principal executive             (Zip Code)
offices)

                         (207) 777-6411
_________________________________________________________________
       Registrant's telephone number, including area code

                         Not Applicable
_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of October 31, 2000, 2,673,609 of common stock, $1.00 par value per share.
_________________________________________________________________

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                   September 30, 2000 and June 30, 2000

                  Consolidated Statements of Income
                   Three Months ended September 30, 2000 and 1999

                  Consolidated Statements of Changes in
                  Shareholders' Equity
                   Three Months ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows
                   Three Months ended September 30, 2000 and 1999

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                               September 30,        June 30,
                                                    2000              2000
                                              _______________   _______________
                    Assets
Cash and due from banks                       $   9,409,341     $   7,996,321
Interest bearing deposits                           494,980           488,622
Federal Home Loan Bank overnight deposits         4,634,000         4,293,000
Available for sale securities                    23,094,629        23,159,039
Trading Securities                                    2,491                -
Federal Home Loan Bank stock                      6,644,500         6,644,500
Loans held for sale                                 200,000            81,890

Loans                                           389,463,510       381,824,101
 Less allowance for loan losses                   3,573,000         3,498,000
                                              _______________   _______________
  Net loans                                     385,890,510       378,326,101

Bank premises and equipment, net                  4,329,755         4,397,768
Assets acquired through foreclosure                 311,288           278,010
Goodwill, net of accumulated amortization
 of $2,005,411 at 9/30/00 and $1,936,846
 at 6/30/00                                       1,119,523         1,188,088
Other assets                                      7,360,039         6,999,107
                                              _______________   _______________
  Total Assets                                $ 443,491,056     $ 433,852,446
                                              ===============   ===============

 Liabilities and Shareholders' Equity

Liabilities:
Deposits                                      $ 266,596,026     $ 259,981,812
Securities Sold Under Repurchase Agreements      14,600,414        13,110,165
Advances from the Federal Home Loan Bank        121,834,719       122,627,805
Other Liabilities                                 4,216,059         2,833,188
                                              _______________   _______________
  Total Liabilities                             407,247,218       398,552,970

Guaranteed Preferred Beneficial Interest in
 the Company's Junior Subordinated Debentures     7,172,998         7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1 par value,
 1,000,000 shares authorized and none issued
 and outstanding                                         -                 -
Common stock, $1.00 par value, 15,000,000
 shares authorized; 2,786,095 and 2,786,095
 shares issued and 2,678,579 and 2,682,527
 shares outstanding at 9/30/00 and 6/30/00,
 respectively                                     2,786,095         2,786,095
Additional paid in capital                       10,266,013        10,265,909
Retained earnings                                17,438,483        16,722,474
Accumulated other comprehensive income (loss)      (515,611)         (776,174)
                                              _______________   _______________
                                                 29,974,980        28,998,304
                                              _______________   _______________
Treasury Stock at cost, 107,516 and 103,568
 shares at 09/30/00 and 6/30/00, respectively      (904,140)         (871,826)
                                              _______________   _______________
   Total Shareholders' Equity                    29,070,840        28,126,478
                                              _______________   _______________
 Total Liabilities and Shareholders' Equity   $ 443,491,056     $ 433,852,446
                                              ===============   ===============

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                    2000              1999
                                              _______________   _______________
Interest and Dividend Income
Interest on FHLB overnight deposits           $      76,622     $      64,791
Interest on loans & Loans held for sale           8,515,449         7,010,975
Interest on available for sale securities           399,006           293,123
Dividends on Federal Home Loan Bank stock           133,616            94,269
Other Interest Income                                 6,605             5,612
                                              _______________   _______________
  Total Interest and Dividend Income              9,131,298         7,468,770

Interest Expense
Deposits                                          3,277,801         2,335,723
Repurchase agreements                               128,602           126,207
Trust preferred securities                          176,520                -
Other borrowings                                  1,972,441         1,516,348
                                              _______________   _______________
  Total Interest Expense                          5,555,364         3,978,278
                                              _______________   _______________

Net Interest Income                               3,575,934         3,490,492
Provision for loan losses                           195,511           295,229
                                              _______________   _______________
 Net interest income after Provision for
  Loan Losses                                     3,380,423         3,195,263

Other Income
Service charges                                     298,759           265,183
Net securities gains                                 18,648             5,165
Net gain on trading securities                        2,256                -
Other                                               325,399           356,976
                                              _______________   _______________
  Total Other Income                                645,062           627,324

Other Expenses
Salaries and employee benefits                    1,403,987         1,303,792
Net occupancy expense                               208,592           227,449
Equipment expense                                   203,473           233,177
Goodwill amortization                                68,565            68,565
Other                                               781,773           754,562
                                              _______________   _______________
  Total Other Expenses                            2,666,390         2,587,545
                                              _______________   _______________
Income Before Income Taxes                        1,359,095         1,235,042
Income tax expense                                  475,822           433,320
                                              _______________   _______________
                                              $     883,273     $     801,722
                                              ===============   ===============
Earnings Per Common Share
 Basic                                        $         0.33    $         0.29
 Diluted                                      $         0.33    $         0.29


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2000 and 1999

                                                                                  Accumulated
                                                                                    Other
                                            Common     Additional                Comprehensive
                              Preferred    Stock at     Paid in      Retained       Income       Treasury
                                Stock      $1.00 Par    Capital      Earnings       (Loss)        Stock         Total
                            _____________ ____________ ____________ ____________ _____________ ____________ _____________
Balance at June 30, 1999    $          -  $ 2,768,624  $10,208,299  $14,145,720  $   (439,528) $         -  $ 26,683,115
Net income for three months
 ended 09/30/99                        -            -            -      801,722             -            -       801,722
Other comprehensive income,
 net of tax:
 Adjustment of valuation
  reserve for Securities
  available for sale                   -            -            -            -      (133,270)           -      (133,270)
                                                                                                            _____________
Total comprehensive income             -            -            -            -             -            -       668,452

Dividends on common stock
 at $0.21 per share                    -            -            -     (146,835)            -            -      (146,835)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                                 -        1,822       13,769            -             -            -        15,591
                            _____________ ____________ ____________ ____________ _____________ ____________ _____________
Balance at September 30,
 1999                       $          -  $ 2,770,446  $10,222,068  $14,800,607  $   (572,798) $         -  $ 27,220,323
                            ============= ============ ============ ============ ============= ============ =============

Balance at June 30, 2000    $          -  $ 2,786,095  $10,265,909  $16,722,474  $   (776,174) $  (871,826) $ 28,126,478
Net income for three months
 ended 09/30/00                        -            -            -      883,273             -            -       883,273
Other comprehensive income,
 net of tax:
 Adjustment of valuation
 reserve for Securities
 available for sale                    -            -            -            -       260,563            -       260,563
                                                                                                            _____________
Total comprehensive income             -            -            -            -             -            -     1,143,836

Treasury stock purchased               -            -            -            -             -      (33,180)      (33,180)
Dividends on common stock
 at $0.25 per share                    -            -            -     (167,264)            -            -      (167,264)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                                 -            -          104            -             -          866           970
                            _____________ ____________ ____________ ____________ _____________ ____________ _____________
Balance at September 30,
 2000                       $          -  $ 2,786,095  $10,266,013  $17,438,483  $   (515,611) $  (904,140) $ 29,070,840
                            ============= ============ ============ ============ ============= ============ =============

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                   2000              1999
                                              _______________   _______________
Cash provided by operating activities         $   1,849,370     $     992,653

Cash flows from investing activities:
 FHLB stock purchased                                     -          (338,900)
 Available for sale securities purchased           (512,793)         (675,157)
 Available for sale securities matured              860,770           758,002
 Available for sale securities sold                  73,480            48,461
 New loans, net of repayments & charge offs      (7,652,400)      (22,452,960)
 Net capital expenditures                           (84,406)          (92,857)
 Assets acquired through foreclosure sold           103,144           222,724
 Real estate held for investment sold                11,414            14,997
                                              _______________   _______________
 Net cash used in investing activities           (7,200,791)      (22,515,690)

Cash flows from financing activities:
Net change in deposits                            6,614,214         5,908,848
Net change in repurchase agreements               1,490,249         1,183,197
Dividends paid                                     (167,264)         (146,835)
Proceeds from stock issuance                              -            15,591
Treasury Stock purchased                            (32,314)                -
Net increase (decrease) in advances from
 Federal Home Loan Bank of Boston                  (793,086)       11,505,457
Net change in notes payable                               -           (76,389)
                                              _______________   _______________
 Net cash provided by financing activities        7,111,799        18,389,869
                                              _______________   _______________
Net (decrease) increase in cash and cash
 equivalents                                      1,760,378        (3,133,168)

Cash and cash equivalents, beginning of period   12,777,943        12,093,570
                                              _______________   _______________
Cash and cash equivalents, end of period      $  14,538,321     $   8,960,402
                                              ===============   ===============

Cash and cash equivalents include cash on hand, amounts due from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market
 value adjustments on available for sale
 securities                                         260,563          (133,270)

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                         -                 -
Interest paid                                     5,349,662         3,892,105


NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2000

1.  Basis of Presentation
    _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company' Junior
    ________________________________________________________________
    Subordinated Debentures
    _______________________
NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public
(together the ("Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and
(iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, the NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans
    _____
  The following is a summary of the composition of loans at:


                                     September 30, 2000       June 30, 2000
                                    ____________________   ____________________
       Residential Mortgages        $     197,864,147      $     194,287,520
       Commercial Real Estate              65,352,638             61,924,339
       Construction                         6,517,952              7,405,861
       Commercial                          41,432,975             41,518,623
       Consumer & Other                    75,456,193             74,027,771
                                    ____________________   ____________________
          Total                           386,623,905            379,164,114
       Net Deferred Costs                   2,839,605              2,659,987
                                    ____________________   ____________________
          Net Loans                 $     389,463,510      $     381,824,101
                                    ====================   ====================

4.  Securities
    __________
Securities available for sale at cost and approximate market values are summarized below.

                              September 30, 2000            June 30, 2000
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued
 by the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   596,040  $   595,665   $   347,573  $   345,792
Corporate bonds                200,615      195,215       200,876      193,587
Mortgage-backed securities  21,739,316   21,143,092    22,350,606   21,445,918
Equity securities            1,339,887    1,160,657     1,436,005    1,173,742
                           ____________ ____________  ____________ ____________
                           $23,875,858  $23,094,629   $24,335,060  $23,159,039
                           ============ ============  ============ ============

                              September 30, 2000           June 30, 2000
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________

Due in one year or less    $   546,807  $   546,997   $   298,613  $   298,777
Due after one year
 through five years            249,848      243,883       249,836      240,602
Mortgage-backed securities
 (including securities
 with interest rates
 ranging from 5.15% to
 9.0% maturing September
 2003 to November 2029)     21,739,316   21,143,092    22,350,606   21,445,918
Equity securities            1,339,887    1,160,657     1,436,005    1,173,742
                           ____________ ____________  ____________ ____________
                           $23,875,858  $23,094,629   $24,335,060  $23,159,039
                           ============ ============  ============ ============

5.  Allowances for Loan Losses
    __________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                    Three Months Ended
                                                      September 30,
                                                   2000          1999
                                               ____________    ____________
Balance at beginning of year                   $ 3,498,000     $ 2,924,000
Add provision charged to operations                195,511         295,229
Recoveries on loans previously charge off           50,741          58,355
                                               ____________    ____________
                                                 3,744,252       3,277,584
  Less loans charged off                           171,252         231,584
                                               ____________    ____________
  Balance at end of period                     $ 3,573,000     $ 3,046,000
                                               ============    ============

6.  Advances from Federal Home Loan Bank
    ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                 September 30, 2000
                 _____________________________________________
                   Principal        Interest        Maturity
                    Amounts           Rates          Dates
                 ______________  _______________  ____________
                 $  75,944,098    4.98% - 7.05%       2001
                     7,958,884    5.97% - 6.79%       2002
                     1,414,398    6.36% - 6.67%       2003
                     1,517,339        5.55%           2004
                    27,000,000    6.65% - 6.79%       2006
                     8,000,000    5.59% - 5.68%       2008
                 ______________
                 $ 121,834,719
                 ==============

                                 June 30, 2000
                 _____________________________________________
                   Principal        Interest        Maturity
                    Amounts           Rates          Dates
                 ______________  _______________  ____________
                 $  91,579,611    4.98% - 6.98%       2001
                    11,471,802    5.38% - 7.05%       2002
                     6,832,792    5.97% - 6.64%       2003
                     2,743,600    5.55% - 6.47%       2004
                     2,000,000        6.65%           2005
                     8,000,000    5.59% - 5.68%       2008
                 ______________
                 $ 122,627,805
                 ==============

7.  Adoption of Accounting Standard
    _______________________________
On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of these Statements did not result in a cumulative effect of an accounting change or necessitate any transition adjustment. The adoption of these Statements did not have a significant effect on the Company's financial position, liquidity or results of operations for the September 30, 2000 quarter.

Although the impact of adoption of Statement 133 was not material to the Company's financial position, liquidity, or results of operations, the Company does have financial instruments that qualify under Statement 133 as derivatives and hedging activities. In the fourth quarter of fiscal year 2000, the Company entered into two interest rate exchange agreements to manage and hedge its interest rate exposure with respect to the two structured brokered CD's issued at $10 million each. The first CD is for a ten-year term with a one-year call option at a fixed rate of 7.75%. The Company entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.75% and pay a variable rate at the one-month
Libor rate. The second CD is for a five year, six month term with a one-year call option at a fixed rate of 7.50%. The Company entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.50% and pay a variable rate at the three-month Libor rate. The two interest rate exchange agreements also contain one year put agreements such that the terms mirror the terms of the CD's. The Company entered into these interest rate exchange agreements to hedge the potential fair value impact on the structured brokered CDs for sudden changes in the interest rate environment and as a result these qualify as fair value hedges under Statement 133. The Company believes that the financial instruments will be highly effective against changes in the fair value of the structured brokered CDs over their terms. Management of the Company believes that the hedge is structured as a near perfect hedge and that hedge ineffectiveness is immaterial. The derivatives are recorded as other liabilities at fair value of approximately $135,000 as of September 30, 2000 and were not significant to the Company's financial position. Since these derivatives qualify as fair value hedges there was no income statement effect on the Company for the quarter ended September 30, 2000 as the loss on recording the derivatives was offset by the change in fair value of the structured brokered CDs.

In addition, the Company entered into an interest rate cap agreement in September of 2000 to help mitigate the Company's asset/liability position in a rising rate environment. The interest rate cap has a $10,000,000 notional amount with a two year term and is based off the three month Libor rate. If the three month Libor rate exceeds 7% during the term of the agreement, the Company will receive the spread above the 7% cap. This interest rate cap agreement qualifies as a derivative under Statement 133. The Company entered into this interest rate cap agreement to hedge the potential sudden increase in the cost of short-term borrowings with the FHLB. The Company has a large portfolio of short-term FHLB borrowings and with this interest rate cap agreement is hedging interest rate risk for $10,000,000 of short-term FHLB borrowings. The Company entered into this agreement as an effective hedge to the exposure to the variability in cash flow. The Company believes that the financial instrument will be effective against changes in market interest rates over the term of the agreement and there will be only an immaterial amount of hedge ineffectiveness. This financial instrument qualifies as a cash flow hedge under Statement 133. The fair value of the interest rate cap agreement was immaterial to the Company's financial condition as of September 30, 2000 and consequently did not impact other comprehensive income.

The Company has a risk management policy for hedging activities. The policy statement covers the following areas:

1)  Hedging Instruments
    ___________________
    The Company's hedging policy allows the use of interest rate swaps and interest rate caps and floors in the support of its asset/liability management process. The Bank may implement off-balance sheet hedging with the intent of reducing interest rate risk.

2)  Authority for Implementation
    ____________________________
    The Asset/Liability Management Committee (ALCO) is responsible for developing and implementing appropriate hedge programs and is also responsible for ensuring that the Board of Directors is knowledgeable about general hedging theory, usage and accounting, and based on that understanding approves all hedging transactions.

3)  Implementation
    ______________
    Upon receiving authorization from the Board of Directors to employ a given hedge activity, the Chief Financial Officer shall take appropriate action to implement the hedge as well as monitor and adjust hedges to maintain conformity to the hedge strategy authorized and to satisfy requirements by Generally Accepted Accounting Principles.

4)  Hedge Limits
    ____________
    All hedges will be limited in size to a specific asset or liability, or class of assets or liabilities. Interest rate swaps will not exceed a size which might create liquidity problems from collateral requirements or stream-of-payment settlements. The establishment of limits in interest rate swaps, caps and floors can be somewhat misleading since the notional amount by which these instruments are expressed never exchanges hands and therefore is not at risk. Furthermore, since they represent off balance sheet tools used by ALCO to hedge imbalances in the Company's balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Company is not a static variable. Limits change with elements such as the economic environment, the Company's capital position, and the Company's ability to efficiently replicate hedging actions in its local markets (lending and deposits) as well as the capital markets (securities and borrowings). Notwithstanding, the Company will limit outstanding net positions in these off balance sheet contracts (swaps, caps, floors) executed for purposes of managing net interest income to 15% of assets. Exceeding this limit will require the approval of the Board of Directors.

5)  Reporting
    _________
    At each scheduled ALCO meeting, the current status of any hedges will be reported and discussed and will subsequently be reported to the Board of Directors. Reports will include an analysis of variation from expected results, a description of any corrective actions taken, and, if appropriate, the cost to unwind or partially offset the hedge (i.e. market value).

6)  Overview of Risks
    _________________
    Market risk is the risk that a derivative instrument will lose value due to a change in the price of an underlying instrument, an index of financial instruments, or various interest rates. Since the Company's derivatives are used to hedge net interest income, the replacement/market value of a contract is secondary to the performance of the related interest stream.

    There is the risk of default by the counterparty unwilling or unable to meet the terms of the contract, exposing the holder of the in-the-money position to the cost of replacing the favorable contract under present market conditions. The Bank will manage this exposure by limiting its counterparts to highly credit worthy institutions.

    Product liquidity risk exists to the degree that an instrument cannot be obtained, closed out or disposed of rapidly at, or very close to, economic value. Since the Bank's participation in derivatives will only entail limited hedging activities, the need to rapidly unwind or close out an off balance sheet transaction would be unlikely.

The Company monitors and attempts to control the inherent risks in hedging instruments by adhering to the policy items stated above.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________
Description of Operations
_________________________
Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at September 30, 2000.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company from June 30, 2000 to September 30, 2000, and the results of operations for the quarters ended September 30, 2000 and 1999. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

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

Financial Condition
___________________
Total consolidated assets were $443,491,056 on September 30, 2000, which represents an increase of $9,638,610 from June 30, 2000. The increase in assets is primarily due to loan growth and cash equivalents. Loan volume during the quarter has been enhanced due to increased generation of consumer loans through the Bank's participation in indirect automobile and mobile home loans as well as increased volume of residential and commercial real estate loans. The increase in loans has been funded with increased deposits and repurchase agreements. Cash equivalents increased due to a large cash letter clearing at the Federal Reserve on September 30, 2000. In this regard, total net loans and cash equivalents increased by $7,639,410 and $1,760,378, respectively, from June 30, 2000 to September 30, 2000, while securities decreased by $61,919 during the same period. Total deposits and repurchase agreements increased by $8,104,463 from June 30, 2000 to September 30, 2000, while Federal Home Loan Bank (`FHLB') borrowings decreased by $793,087 during the same period.

At September 30, 2000 and June 30, 2000, the Company's investment portfolio totaled $23,097,120 and $23,159,039, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is primarily classified as available for sale at September 30, 2000 and June 30, 2000. Equity securities, and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2000 was $23,875,858 and $23,094,629,
respectively. The difference between the carrying value and the cost of the securities of $781,229 was primarily attributable to the decline in the market value of mortgage-backed securities due to rising interest rates. The net unrealized loss on mortgage-backed securities was $596,224 at September 30, 2000. Substantially all of the mortgage-backed securities are high-grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since the U.S. Government backs these mortgage-backed securities, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $179,230 in the market value of equity securities to the decline on the market value of the Company's investments in preferred equity securities. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio during the September 30, 2000 quarter, there have been other than temporary declines in values of individual equity securities in the amount of $54,480. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statement of income for the quarter ending September 30, 2000.

The Bank's loan portfolio had a balance of $389,463,510 as of September 30, 2000, which represents an increase of $7,639,410 compared to June 30, 2000. From June 30, 2000 to September 30, 2000, the loan portfolio increased by $6,232,607 in real estate mortgage loans and $1,507,627 in consumer and other loans, while commercial loans decreased by $100,824. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank continues to grow the indirect loan portfolio and it is the Bank's intent to build relationships with other institutions for potential sales of indirect loans. The Bank's loan portfolio mix as of September 30, 2000 has remained significantly unchanged when compared to June 30, 2000. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to decreased loan rates as well as increased rates on its cost of funds. The Bank anticipates that the margin compression will continue for the foreseeable future until loan volume increases in the current rising interest rate environment.

At September 30, 2000, residential real estate mortgages consisting of owner-occupied residential loans made up 52% of the total loan portfolio, of which 36% of the residential loans are variable rate products. At September 30, 1999, residential real estate mortgages consisting of owner-occupied residential loans made up 55% of the total loan portfolio, of which 39% of the residential loans are variable rate products. Variable rate residential loans have decreased during the September 2000 quarter, when compared to the September 1999 quarter, due to the increased market demand for fixed rate loans. It has traditionally been management's intent to increase the proportion of variable rate residential real estate loans during a rising rate environment to reduce the interest rate risk in this area. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At September 30, 2000, 18% of the Bank's total loan portfolio consists of commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 89% of the portfolio consists of variable rate products. At September 30, 1999, commercial real estate mortgages made up 17% of the total loan portfolio, of which 87% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio, of which 45% are variable rate instruments at September 30, 2000. At September 30, 1999 commercial loans made up 10% of the total loan portfolio, of which 44% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 19% of the loan portfolio as of September 30, 2000, which compares to 18% at September 30, 1999. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The increase in consumer loans was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately 87% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,573,000 as of September 30, 2000 as compared to $3,498,00 as of June 30, 2000, representing 0.93% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $1,322,000 and $1,178,000 at September 30, 2000 and June 30, 2000,
respectively, which was 0.34% and 0.31% of total loans, respectively. Consumer and other loans increased by $199,000 from June 30, 2000 to September 30, 2000. The increase in non-performing consumer loans was due to five additional mobile home loans and seven additional automobile loans. The Bank's allowance for loan losses was equal to 270% and 297% of the total non-performing loans at September 30, 2000 and June 30, 2000, respectively. The following table represents the Bank's non-performing loans as of September 30, 2000 and June 30, 2000, respectively:

                                      September 30,       June 30,
                Description               2000              2000
         _________________________   _______________   _______________
         1-4 Family Mortgages        $     246,000     $     191,000
         Commercial Mortgages              483,000           650,000
         Commercial Loans                  209,000           152,000
         Consumer and Other                384,000           185,000
                                     _______________   _______________
           Total non-performing      $   1,322,000     $   1,178,000
                                     ===============   ===============

At September 30, 2000, the Bank had approximately $810,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $1,616,000 when compared to the $2,426,000 at June 30, 2000. The decrease was primarily due to the sale and payoff of a downgraded commercial real estate loan with an outstanding principal balance of approximately $1,500,000 at June 30, 2000. The commercial real estate loan was well collaterallized and the Bank did not incur any financial loss on this loan. The Bank's delinquent loans, as a percentage of total loans, increased slightly during the September 30, 2000 quarter and in an effort to control the amount of such loans management continues to allocate substantial resources to the collection area. Although delinquencies and non-performing loans increased during the reported quarter, management does not consider this to be a potential trend at this time.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


                09-30-00     06-30-00     03-31-00     12-31-99
               __________   __________   __________   __________
                  0.95%        0.85%        1.08%        1.15%

At September 30, 2000, loans classified as non-performing included approximately $223,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.89% as of June 30, 2000.

The level of the allowance for loan losses, as a percentage of total loans, remained essentially the same at September 30, 2000 compared to June 30, 2000, while the level of the allowance for loan losses as a percentage of total non-performing loans decreased slightly as total non-performing loans increased from June 30, 2000 to September 30, 2000. The Company has experienced good growth in the consumer loan portfolio during the September 30, 2000 quarter, however these type of loans have additional credit risk as compared to real estate mortgage loans. Although these types of loans have increased, the allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was on March 7, 2000. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

Other assets increased by $360,930 from June 30, 2000 to September 30, 2000. The increase was primarily due to the increase in deferred tax assets and the purchase of non-marketable investments.

Other liabilities increased by $1,382,872 compared to June 30, 2000, due primarily to increases in accrued interest and other operating expenses as well as increased escrow account balances.

On July 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Companies recognize all derivatives as assets or liabilities in the statements of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the resulting designation. Statement 133 did not have a significant effect on the Company's financial position, liquidity, or results of operations for the September 30, 2000 quarter.

Although the impact of Statement 133 was not material to the Company's financial position, liquidity, or results of operations, the Company does have financial instruments that qualify under Statement 133 as derivatives and hedging activities. The Company entered into two interest rate exchange agreements to manage and hedge its interest rate exposure with respect to the two structured brokered CD's issued at $10 million each. The first CD offering was for a ten-year term with a one-year call option at a fixed rate of 7.75%. The Company then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.75% and pay a variable rate at the one-month Libor rate. The second CD offering was for a five year six month term with a one-year call option at a fixed rate of 7.50%. The Company then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.50% and pay a variable rate at the three-month Libor rate. There are one-year call options on the structured CD's that allow the holders to call the structured brokered CDs. The Company has one-year call options on the interest rate exchange agreements as well. The Company entered into these interest rate exchange agreements to hedge the potential fair value impact on the structured brokered CDs for sudden changes in the interest rate environment and as a result these qualify as fair value hedges under Statement 133. The derivatives were recorded on the balance sheet as other liabilities at fair value as of September 30, 2000 and were not significant to the Company's financial position. Since these derivatives qualify as fair value hedges there was no income statement effect on the Company for the quarter ended September 30, 2000 as the loss on recording the derivatives was offset by the change in fair value of the structured brokered CDs.

In addition, the Bank has entered into an interest rate cap agreement to help mitigate the Bank's asset/liability position in a rising rate environment. The interest rate cap has a $10,000,000 notional amount with a two year term and is based off the three month Libor rate. If the three month Libor rate exceeds 7% during the term of the agreement, the Bank will receive the spread above the 7% cap. This interest rate cap agreement qualifies as a derivative under Statement 133. The Bank entered into this interest rate cap agreement to hedge the potential sudden increase in the cost of short-term borrowings with the FHLB. This financial instrument qualifies as a cash flow hedge under Statement 133. The fair value of the interest rate cap agreement was not significant to the Company's statement of financial condition as of September 30, 2000.


Capital Resources and Liquidity
_______________________________
The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered certificate of deposits ("CDs") when national deposit interest rates are less than the interest rates on local market deposits. Brokered CDs are also used to supplement the growth in earning assets. Brokered CDs carry the same risk as local deposit CDs, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $266,596,026 and securities sold under repurchase agreements were $14,600,414 as of September 30, 2000. These amounts represent an increase of $6,614,214 and $1,490,249, respectively, compared to June 30, 2000. The increase in deposits was primarily due to the increase in time and demand deposits. The increase in time deposits was attributable to various special offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner. Brokered CD's represented $34,497,656 of the total deposits at September 30, 2000, which decreased by $3,007,485 compared to the $37,505,141 balance as of June 30, 2000. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total advances from the FHLB were $121,834,719 as of September 30, 2000; a decrease of $793,087 compared to June 30, 2000. The cash received from the growth in deposits and repurchase agreements allowed the Bank to decrease its advances in FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $23,800,000 over and above the September 30, 2000 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of September 30, 2000, the Company has repurchased $904,140 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $29,070,840 as of September 30, 2000 as compared to $28,126,478 at June 30, 2000. Book value per common share was $10.85 as of September 30, 2000 as compared to $10.49 at June 30, 2000. The total equity to total assets ratio of the Company was 6.56% as of September 30, 2000 and 6.48% at June 30, 2000.

The Company's net cash provided by operating activities was $1,849,370 during September 30, 2000, which was a $856,717 increase when compared to September 30, 1999. The increase was primarily attributable to the increase in net income and other liabilities. Cash provided by financing activities also increased the Company's net cash during September 30, 2000 due to the growth in the Company's deposits and repurchase agreements. The increase in net cash, provided by the Company's operating and finance activities, was offset by the cash used by investing activities due to the increase in net loans. Overall, the Company's cash position increased by $1,760,378 in the September 30, 2000 quarter.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2000, the Bank met the definition of a well capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2000, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                To Be "Well
                                             For Capital     Capitalized" Under
                             Actual       Adequacy Purposes  Action Provisions
                         Amount   Ratio    Amount   Ratio     Amount    Ratio
                        ________ _______  ________ ________  _________ ________
(Dollars in Thousands)
As of September 30,
 2000:
Tier 1 (Core) capital
 (to risk weighted
 assets)                $ 34,281  10.68%  $ 12,835    4.00%  $  19,253    6.00%
Tier 1 (Core) capital
 (to total assets)      $ 34,281   7.75%  $ 17,696    4.00%  $  22,120    5.00%
Total Capital (to risk
 weighted assets)       $ 36,464  11.36%  $ 25,670    8.00%  $  32,088   10.00%


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

Results of Operations
_____________________
Net income for the quarter ended September 30, 2000 was $883,273 or basic and diluted earnings per share of $0.33, respectively. This compares to earnings of $801,722 or basic and diluted earnings per share of $0.29 for the quarter ended September 30, 1999. The Company's net interest income was $3,575,934 for the three months ended September 30, 2000, as compared to $3,490,492 for the three months ended September 30, 1999, an increase of $85,442. Total interest income increased $1,662,528 during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in interest income was due primarily from increased volume and rates on loans. The increase in total interest expense of $1,577,086 for the three months ended September 30, 2000 was due primarily from increased volume and rates of deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the three months ended
September 30, 2000 versus September 30, 1999

                                     Difference Due to
                                  Volume            Rate             Total
                              _______________  _______________  _______________
Investments                   $     108,925    $      36,305    $     145,230
Loans, net                        1,220,166          284,308        1,504,474
FHLB & Other Deposits                (5,144)          17,968           12,824
                              _________________________________________________
Total Interest Earning Assets     1,323,947          338,581        1,662,528

Deposits                            596,546          345,532          942,078
Repurchase Agreements                 1,948              447            2,395
Borrowings                          281,672          350,941          632,613
                              _________________________________________________
Total Interest-Bearing
 Liabilities                        880,166          696,920        1,577,086
                              _________________________________________________
  Net Interest Income         $     443,781    $    (358,339)   $      85,442
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

Approximately 20% of the Bank's loan portfolio are comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will increase as the prime rate increases, as well as on approximately 19% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the three months ended September 30, 2000 was $195,511 as compared to $295,229 for the three months ended September 30, 1999, which was a decrease of $99,718. The Bank's loan volume during the September 30, 2000 quarter was significantly less when compared to the September 30, 1999 quarter. The reduction in loan volume in the September 30, 2000 quarter, when compared to September 30, 1999, was primarily in the commercial and consumer loan portfolios. The Bank had experienced good loan growth during the September 30, 1999 quarter particularly in the commercial and consumer loan portfolios. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during the September 30, 1999 quarter to maintain its allowance for loan losses as a percentage of total loans and to consider the added risk of these loans.

Total non-interest income was $645,062 for the three months ended September 30, 2000 as compared to $627,324 for the three months ended September 30, 1999. Service fee income was $298,759 for the three months ended September 30, 2000 as compared to $265,183 for the three months ended September 30, 1999. The $33,576 service fee increase for the three months ended
September 30, 2000 was primarily due to an increase in loan and deposit fee income due to increased accounts. Net gains from securities and trading increased by $13,483 and $2,256, respectively for the three months ended September 30, 2000 as compared to the three ended September 30, 1999. The Company sold a larger volume of its securities during the three-month period ended September 30, 2000, taking advantage of the fluctuation in market prices.

Other income was $325,399 for the three month period ended September 30, 2000, which was a decrease of $31,577 when compared to other income of $356,976 for the three months ended September 30, 1999. The decrease in other income was primarily due to the decrease in gains from sale of residential loans to Freddie Mac.

Total non-interest expense, for the Company was $2,666,390 for the three months ended September 30, 2000 as compared to $2,587,545 for the three months ended September 30, 1999. The increase in non-interest expense of $78,845 was due, in part, to the increase in compensation expense of $100,195. The increase in compensation expense was primarily due to the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's general increases in compensation, health insurance and benefit plans. This increase was offset, in part, by the decrease in occupancy expense of $18,857 due to the closure of a branch at the end of the prior fiscal year and by the decrease in equipment expense of $29,704 due to the expenses associated with the closure of the branch.

Other expenses increased by $27,211 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was primarily due to an increase in advertising expenses of $32,000 to continue the Company's strategy in increasing market exposure and an increase of $54,000 due to the write-down of certain equity securities that management believes have experienced other than temporary declines in market value. These increases were offset by the reduction of the Company's other general expenses.

The Company's income tax expense increased by $42,502 for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. The increase in income tax expense is due to increased earnings before tax.


Recent Accounting Developments
______________________________
In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125 (Statement 140). Statement 140 provides accounting an reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for transfers and servicing assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of the Company does not expect this statement to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.
Impact of Inflation
___________________
The consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         _________________________________________________________
There have been no material changes in the Company's market risk from June 30, 2000. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 2000.

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

         27  Financial data Schedule

(b)      Reports on Form 8-K
         ___________________
         No reports on Form 8-K have been filed during the quarter ended September 30, 2000.


                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000                            NORTHEAST BANCORP

                                         By:      /S/ James D. Delamater
                                              _______________________________
                                                    James D. Delamater
                                                    President and CEO

                                         By:         /S/ Richard Wyman
                                              _______________________________
                                                       Richard Wyman
                                                  Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                           DESCRIPTION
      11              Statement regarding computation of per share earnings

      27              Financial data schedule