Form 10-Q
period 2000-12-31
NORTHEAST BANCORP /ME/
filed 2001-02-13
CIK 811831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended            December 31, 2000
                                 _________________
                                         Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  ______________ to ______________

Commission File Number           1-14588
                                 _______
                            Northeast Bancorp
_______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

                 Maine                                 01-0425066
________________________________________ ______________________________________
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

   232 Center Street, Auburn, Maine                      04210
________________________________________ ______________________________________
(Address of Principal executive offices)               (Zip Code)

                                 (207) 777-6411
_______________________________________________________________________________
              Registrant's telephone number, including area code

                         Not Applicable
_______________________________________________________________________________
Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of January 31, 2001, 2,661,270 of common stock, $1.00 par value per share.

Part I.  Financial Information
         _____________________
         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                   December 31, 2000 and June 30, 2000

                  Consolidated Statements of Income
                   Three Months ended December 31, 2000 and 1999

                  Consolidated Statements of Income
                   Six Months ended December 31, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity
                   Six Months ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows
                   Six Months ended December 31, 2000 and 1999

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                 December 31,       June 30,
                                                     2000            2000
                                               _______________  _______________
                         Assets
Cash and due from banks                        $   7,561,177    $   7,996,321
Interest bearing deposits                            600,332          488,622
Federal Home Loan Bank overnight deposits          4,233,000        4,293,000
Available for sale securities                     23,001,022       23,159,039
Federal Home Loan Bank stock                       6,644,500        6,644,500
Loans held for sale                                   90,488           81,890

Loans                                            388,831,989      381,824,101
 Less allowance for loan losses                    3,611,000        3,498,000
                                               _______________  _______________
  Net loans                                      385,220,989      378,326,101

Bank premises and equipment, net                   4,317,934        4,397,768
Assets acquired                                      453,024          278,010
Goodwill, net of accumulated amortization
 of $2,073,975 at 12/31/00 and $1,936,846
 at 6/30/00                                        1,050,958        1,188,088
Other assets                                       6,906,036        6,999,107
                                               _______________  _______________
  Total Assets                                 $ 440,079,460    $ 433,852,446
                                               ===============  ===============
Liabilities and Shareholders' Equity

Liabilities:
Deposits                                       $ 266,961,957    $ 259,981,812
Securities Sold Under Repurchase Agreements       16,108,810       13,110,165
Advances from the Federal Home Loan Bank         117,205,938      122,627,805
Other Liabilities                                  2,683,877        2,833,188
                                               _______________  _______________
  Total Liabilities                              402,960,582      398,552,970

Guaranteed Preferred Beneficial Interest in
 the Company's Junior Subordinated Debentures      7,172,998        7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1.00 par value,
 1,000,000 shares authorized and none issued
 and outstanding                                           -                -
Common stock, $1.00 par value, 15,000,000
 shares authorized; 2,786,095 and 2,786,095
 shares issued and 2,666,988 and 2,682,527
 shares outstanding at 12/31/00 and 6/30/00,
 respectively                                      2,786,095        2,786,095
Additional paid in capital                        10,266,073       10,265,909
Retained earnings                                 18,179,956       16,722,474
Accumulated other comprehensive income (loss)       (288,909)        (776,174)
                                               _______________  _______________
                                                  30,943,215       28,998,304
                                               _______________  _______________
Treasury Stock at cost, 119,107 and 103,568
 shares at 12/31/00 and 6/30/00, respectively.      (997,335)        (871,826)
                                               _______________  _______________
   Total Shareholders' Equity                     29,945,880       28,126,478
                                               _______________  _______________
  Total Liabilities and Shareholders' Equity   $ 440,079,460    $ 433,852,446
                                               ===============  ===============

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                     2000             1999
                                               _______________  _______________
Interest and Dividend Income
Interest on FHLB overnight deposits            $      81,977    $      57,873
Interest on loans & Loans held for sale            8,603,316        7,444,148
Interest on available for sale securities            406,644          347,267
Dividends on Federal Home Loan Bank stock            133,616          101,140
Other Interest Income                                  6,952            3,741
                                               _______________  _______________
  Total Interest and Dividend Income               9,232,505        7,954,169

Interest Expense
Deposits                                           3,336,040        2,550,342
Repurchase agreements                                154,607          168,791
Trust preferred securities                           176,520           73,932
Other borrowings                                   1,998,747        1,658,679
                                               _______________  ______________
  Total Interest Expense                           5,665,914        4,451,744
                                               _______________  ______________
Net Interest Income                                3,566,591        3,502,425
Provision for loan losses                            195,542          195,885
                                               _______________  ______________
  Net interest income after Provision
   for Loan Losses                                 3,371,049        3,306,540

Other Income
Service charges                                      267,950          325,051
Net securities gains                                  34,964           20,697
Net gain on trading activities                         7,710                -
Other                                                339,647          267,960
                                               _______________  _______________
  Total Other Income                                 650,271          613,708

Other Expenses
Salaries and employee benefits                     1,399,649        1,287,104
Net occupancy expense                                199,943          221,494
Equipment expense                                    219,299          227,410
Goodwill amortization                                 68,565           68,564
Other                                                735,285          813,136
                                               _______________  _______________
  Total Other Expenses                             2,622,741        2,617,708
                                               _______________  _______________
Income Before Income Taxes                         1,398,579        1,302,540
Income tax expense                                   490,005          465,796
                                               _______________  _______________
  Net Income                                   $     908,574    $     836,744
                                               ===============  ===============
Earnings Per Common Share
 Basic                                         $        0.34    $        0.30
 Diluted                                       $        0.34    $        0.30


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

                                                        Six Months Ended
                                                           December 31,
                                                     2000             1999
                                               _______________  _______________
Interest and Dividend Income
Interest on FHLB overnight deposits            $     158,599    $     122,664
Interest on loans & Loans held for sale           17,118,765       14,455,123
Interest on available for sale securities            805,650          640,390
Dividends on Federal Home Loan Bank stock            267,232          195,410
Other Interest Income                                 13,557            9,352
                                               _______________  _______________
  Total Interest and Dividend Income              18,363,803       15,422,939

Interest Expense
Deposits                                           6,613,842        4,886,065
Repurchase agreements                                283,209          294,998
Trust preferred securities                           353,041           73,932
Other borrowings                                   3,971,188        3,175,027
                                               _______________  _______________
  Total Interest Expense                          11,221,280        8,430,022
                                               _______________  _______________
Net Interest Income                                7,142,523        6,992,917
Provision for loan losses                            391,053          491,114
                                               _______________  _______________
  Net interest income after Provision
   for Loan Losses                                 6,751,470        6,501,803

Other Income
Service charges                                      566,709          590,232
Net securities gains                                  53,612           25,861
Net gain on trading activities                         9,966                -
Other                                                665,047          624,939
                                               _______________  _______________
  Total Other Income                               1,295,334        1,241,032

Other Expenses
Salaries and employee benefits                     2,803,636        2,590,896
Net occupancy expense                                408,535          448,943
Equipment expense                                    422,772          460,588
Goodwill amortization                                137,129          137,129
Other                                              1,517,058        1,567,698
                                               _______________  _______________
  Total Other Expenses                             5,289,130        5,205,254
                                               _______________  _______________
Income Before Income Taxes                         2,757,674        2,537,581
Income tax expense                                   965,827          899,116
                                               _______________  _______________
  Net Income                                   $   1,791,847    $   1,638,465
                                               ===============  ===============
Earnings Per Common Share
 Basic                                         $        0.67    $        0.59
 Diluted                                       $        0.67    $        0.59


NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 2000 and 1999

                                                                                 Accumulated
                                                                                    Other
                                            Common     Additional               Comprehensive
                              Preferred     Stock at     Paid in    Retained        Income      Treasury
                                Stock      $1.00 Par     Capital    Earnings        (Loss)       Stock          Total
                            _____________ ___________ ____________ __________________________ ____________  _____________
Balance at June 30, 1999    $          -  $2,768,624  $10,208,299  $ 14,145,720 $   (439,528) $         -   $ 26,683,115
Net income for six months
 ended 12/31/99                        -           -            -     1,638,465            -            -      1,638,465
Other comprehensive income,
 net of tax:
Adjustment of valuation
 reserve for Securities
 available for sale                    -           -            -             -     (387,924)           -       (387,924)
                                                                                                            _____________
Total comprehensive income             -           -            -             -            -            -      1,250,541

Treasury stock purchased               -           -            -             -            -     (195,123)      (195,123)
Dividends on common stock              -           -            -      (293,691)           -            -       (293,691)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                                 -      17,191       55,435             -            -        5,446         78,072
                            _____________ ___________ ____________ __________________________ ____________  _____________
Balance at December 31,
 1999                       $          -  $2,785,815  $10,263,734  $ 15,490,494 $   (827,452) $  (189,677)  $ 27,522,914
                            ============= =========== ============ ========================== ============  =============

Balance at June 30, 2000    $          -  $2,786,095  $10,265,909  $ 16,722,474 $   (776,174) $  (871,826)  $ 28,126,478
Net income for six months
 ended 12/31/00                        -           -            -     1,791,847            -            -      1,791,847
Other comprehensive income,
 net of tax:
Adjustment of valuation
 reserve for Securities
 available for sale                    -           -            -             -      487,265            -        487,265
                                                                                                            _____________
Total comprehensive income             -           -            -             -            -            -      2,279,112

Treasury stock purchased               -           -            -             -            -     (127,477)      (127,477)
Dividends on common stock              -           -            -      (334,365)           -            -       (334,365)
Common stock issued in
 connection with employee
 benefit and stock option
 plans                                 -           -          164             -            -        1,968          2,132
                            _____________ ___________ ____________ __________________________ ____________  _____________
Balance at December 31,
 2000                       $          -  $2,786,095  $10,266,073  $ 18,179,956 $   (288,909) $  (997,335)  $ 29,945,880
                            ============= =========== ============ ========================== ============= =============

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                     2000             1999
                                               _______________  _______________
Cash provided by operating activities          $   1,926,489    $   1,990,699

Cash flows from investing activities:
 FHLB stock purchased                                      -         (503,500)
 Available for sale securities purchased          (1,111,719)      (8,172,527)
 Available for sale securities matured             1,812,199        1,483,317
 Available for sale securities sold                  192,030           93,056
 New loans, net of repayments & charge offs       (7,316,223)     (44,304,671)
 Net capital expenditures                           (237,315)        (144,084)
 Proceeds from Sale of Assets Acquired               242,478          276,324
 Real estate held for investment sold                 11,414           14,967
                                               _______________  _______________
 Net cash used in investing activities            (6,407,136)     (51,257,118)

Cash flows from financing activities:
Net change in deposits                             6,980,145       19,363,626
Net change in repurchase agreements                2,998,645        4,210,205
Dividends paid                                      (334,365)        (293,691)
Proceeds from stock issuance                           2,132           78,072
Treasury Stock purchased                            (127,477)        (195,123)
Net (decrease) increase in advances from
 Federal Home Loan Bank of Boston                 (5,421,867)      19,797,241
Proceeds from issuance of guaranteed
  preferred beneficial interests in the
  Company's junior subordinated debentures                 -        7,172,998
Payments for debt issuance cost                            -         (448,315)
Net change in notes payable                                -         (687,500)
                                               _______________  _______________
 Net cash provided by financing activities         4,097,213       48,997,513
                                               _______________  _______________

Net decrease in cash and cash equivalents           (383,434)        (268,906)

Cash and cash equivalents, beginning of period    12,777,943       12,093,570
                                               _______________  _______________
Cash and cash equivalents, end of period       $  12,394,509    $  11,824,664
                                               ===============  ===============
Cash and cash equivalents include cash on
 hand, amounts due from banks and interest
 bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market
 value adjustments on available for sale
 securities                                          487,265         (387,924)
Net transfer from Loans to Other Assets Aquired      486,319          201,300

Supplemental disclosure of cash paid during
 the period for:
Income taxes paid, net of refunds                  1,009,000          844,000
Interest paid                                     11,078,915        8,228,312


NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000

1.  Basis of Presentation
    _____________________
The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10-K.

2. Guaranteed Preferred Beneficial Interests in the Company' Junior Subordinated Debentures
    ________________________________________________________________
NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public together the ("Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and
(iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, the NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its Common Securities to the Company. The Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans
    _____
The following is a summary of the composition of loans at:

                                      December 31, 2000        June 30, 2000
                                     ___________________    ___________________
Residential Mortgages                $     197,653,175      $     194,287,520
Commercial Real Estate                      68,204,257             61,924,339
Construction                                 4,414,257              7,405,861
Commercial                                  41,965,109             41,518,623
Consumer & Other                            73,757,220             74,027,771
                                     ___________________    ___________________
  Total                                    385,994,018            379,164,114
Net Deferred Costs                           2,837,971              2,659,987
                                     ___________________    ___________________
  Net Loans                          $     388,831,989      $     381,824,101
                                     ===================    ===================

4.  Securities
    __________
Securities available for sale at cost and approximate market values are summarized below.

                               December 31, 2000           June 30, 2000
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________
Debt securities issued by
 the U.S. Treasury and
 other U.S. Government
 corporations and agencies $   592,558  $   592,449   $   347,573  $   345,792
Corporate bonds                200,353      199,548       200,876      193,587
Mortgage-backed securities  21,287,888   21,159,158    22,350,606   21,445,918
Equity securities            1,357,964    1,049,867     1,436,005    1,173,742
                           ____________ ____________  ____________ ____________
                           $23,438,763  $23,001,022   $24,335,060  $23,159,039
                           ============ ============  ============ ============

                               December 31, 2000            June 30, 2000
                           _________________________  _________________________
                                           Market                     Market
                               Cost        Value          Cost        Value
                           ____________ ____________  ____________ ____________

Due in one year or less    $   543,051  $   543,231   $   298,613  $   298,777

Due after one year through
five years                     249,860      248,766       249,836      240,602

Mortgate-backed securities
(including securities with
interest rates ranging from
5.15% to 9.0% maturing
September 2003 to November
2029)                       21,287,888   21,159,158    22,350,606   21,445,918

Equity securities            1,357,964    1,049,867     1,436,005    1,173,742
                           ____________ ____________  ____________ ____________
                           $23,438,763  $23,001,022   $24,335,060  $23,159,039
                           ============ ============  ============ ============

5.  Allowances for Loan Losses
    __________________________
The following is an analysis of transactions in the allowance for loan losses:

                                                         Six Months Ended
                                                           December 31,
                                                        2000          1999
                                                    ____________  ____________
Balance at beginning of year                        $ 3,498,000   $ 2,924,000
Add provision charged to operations                     391,053       491,114
Recoveries on loans previously charged off              100,767       103,484
                                                    ____________  ____________
                                                      3,989,820     3,518,598
 Less loans charged off                                 378,820       351,598
                                                    ____________  ____________
 Balance at end of period                           $ 3,611,000   $ 3,167,000
                                                    ============  ============

6.  Advances from Federal Home Loan Bank
    ____________________________________
A summary of borrowings from the Federal Home Loan Bank is as follows:

                                    December 31, 2000
                       ___________________________________________
                         Principal        Interest       Maturity
                          Amounts          Rates          Dates
                       ______________  _______________  __________
                       $  61,834,970    5.38% - 7.05%      2001
                           5,468,119    5.97% - 6.30%      2002
                          13,480,160    5.89% - 6.67%      2003
                           1,422,689        5.55%          2004
                          27,000,000    6.65% - 6.79%      2005
                           8,000,000    5.59% - 5.68%      2008
                       ______________
                       $ 117,205,938
                       ==============
                                     June 30, 2000
                       ___________________________________________
                         Principal        Interest       Maturity
                          Amounts          Rates          Dates
                       ______________  _______________  __________
                       $  91,579,611    4.98% - 6.98%      2001
                          11,471,802    5.38% - 7.05%      2002
                           6,832,792    5.97% - 6.64%      2003
                           2,743,600    5.55% - 6.47%      2004
                           2,000,000        6.65%          2005
                           8,000,000    5.59% - 5.68%      2008
                       ______________
                       $ 122,627,805
                       ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         _______________________________________________________________
Description of Operations
_________________________
Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at December 31, 2000.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at June 30, 2000 and December 31, 2000, and the results of operations for the three and six months ended December 31, 2000 and 1999. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. A more detailed description of potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements is set forth in Part 1,
Item 1 of the Company's Form 10-K for the fiscal year ended June 30, 2000 under the heading "Forward Looking Statements" and is incorporated herein by reference.

Financial Condition
___________________
Total consolidated assets of the Company were $440,079,460 as of December 31, 2000, which represents an increase of $6,227,014 from June 30, 2000. The increase in assets is primarily due to loan growth. Loan volume during the quarter increased due to the growth in residential and commercial real estate loans. The increase in loans has been funded with increased deposits and securities sold under repurchase agreements. In this regard, total net loans increased by $7,007,888 from June 30, 2000 to December 31, 2000, while cash equivalents and securities decreased by $383,434 and $157,088, respectively during the same period. Total deposits and repurchase agreements increased by $9,978,790 from June 30, 2000 to December 31, 2000, while Federal Home Loan Bank (`FHLB') borrowings decreased by $5,421,867 during the same period.

As of December 31, 2000 and June 30, 2000, the Company's investment portfolio totaled $23,001,022 and $23,159,039, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is classified as available for sale at December 31, 2000 and June 30, 2000. Equity securities, and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2000 was $23,438,763 and $23,001,022,
respectively. The difference between the carrying value and the cost of the securities of $437,741 was primarily attributable to the decline in the market value of mortgage-backed securities and equity securities. The net unrealized loss on mortgage-backed securities was $128,730 at December 31, 2000. Substantially all of the mortgage-backed securities are high-grade government backed securities. As in any long term earning asset in which the earning rate is fixed, the market value of mortgage-backed securities will fluctuate based on changes in market interest rates from the time of purchase. Since the U.S. Government backs these mortgage-backed securities, there is virtually no risk of loss of principal. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management attributes the reduction of $308,097 in the market value of equity securities was primarily due to the decline in the market value of the Company's investments in preferred equity securities. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio there were other than temporary declines in values of individual equity securities during the first quarter of fiscal 2001 in the amount of $54,480. Such securities were written down through an adjustment against earnings and are included in other expenses in the statement of income for the six months ended December 31, 2000.

The Bank's loan portfolio had a balance of $388,831,989 as of December 31, 2000, which represents an increase of $7,007,888 compared to June 30, 2000. From June 30, 2000 to December 31, 2000, the loan portfolio increased by $6,803,341 in real estate mortgage loans and $438,322 in commercial loans, while consumer and other loans decreased by $233,774. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of December 31, 2000 has remained relatively unchanged when compared to June 30, 2000. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to the competitive loan and deposit environment. The Bank anticipates that the margin compression will continue for the foreseeable future until the rates on its cost of funds decrease in the current declining interest rate environment.

At December 31, 2000, residential real estate mortgages consisting of owner-occupied residential loans made up 52% of the total loan portfolio, of which 35% of the residential loans are variable rate products. At December 31, 1999, residential real estate mortgages consisting of owner-occupied residential loans made up 53% of the total loan portfolio, of which 38% of the residential loans are variable rate products. Variable rate residential loans have decreased during the December 2000 quarter, when compared to the December 1999 quarter, due to the increased market demand for fixed rate loans. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At December 31, 2000, 18% of the Bank's total loan portfolio consists of commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products. At December 31, 1999, commercial real estate mortgages made up 16% of the total loan portfolio, of which 86% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio, of which 46% are variable rate instruments at December 31, 2000. At December 31, 1999 commercial loans made up 11% of the total loan portfolio, of which 44% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 19% of the loan portfolio as of December 31, 2000, which compares to 20% at December 31, 1999. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. Consumer loans have generally increased over the past year and this was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately 87% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,611,000 as of December 30, 2000 as compared to $3,498,00 as of June 30, 2000, representing 0.93% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $2,607,000 and $1,178,000 at December 31, 2000 and June 30, 2000,
respectively, which was 0.68% and 0.31% of total loans, respectively. The increase in 1-4 family and commercial mortgage non-performing loan balances were due to an increase of four additional loans in 1-4 family mortgages and one additional loan in commercial mortgages. The additional non-performing commercial mortgage amounts to approximately $1,300,000 and has a government guarantee on 90% of its balance. The Bank participated the 90% portion to another institution, but subsequently has purchased it back to initiate the foreclosure process. Due to the government guarantee, the Bank's risk will be 10% of any potential losses on this loan. The institution of foreclosure proceedings on the non-performing commercial mortgage is a recent event. Any losses incurred will be covered by the Bank's general allowance for loan losses. The Bank's allowance for loan losses was equal to 139% and 297% of the total non-performing loans at December 31, 2000 and June 30, 2000, respectively. The following table represents the Bank's non-performing loans as of December 31, 2000 and June 30, 2000, respectively:

             Description          December 31, 2000        June 30, 2000
      _________________________  ___________________  ___________________
      1-4 Family Mortgages       $         510,000    $         191,000

      Commercial Mortgages               1,713,000              650,000

      Commercial Loans                     158,000              152,000

      Consumer and Other                   226,000              185,000
                                 ___________________  ___________________
       Total non-performing      $       2,607,000    $       1,178,000
                                 ===================  ===================

At December 31, 2000, the Bank had approximately $1,098,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $1,328,000 when compared to the $2,426,000 at June 30, 2000. The decrease was primarily due to the payoff of a downgraded commercial real estate loan with an outstanding principal balance of approximately $1,500,000 at June 30, 2000. The commercial real estate loan was well collaterallized and the Bank did not incur any financial loss on this loan. The Bank's delinquent loans, as a percentage of total loans, increased moderately during the December 31, 2000 quarter and was primarily due to the large non-performing commercial mortgage discussed above. In an effort to control the amount of such loans management continues to allocate substantial resources to the collection area. Although delinquent and non-performing loans have trended upward the past two quarters, management considers the percentages to be low and in control and does not consider this to be a material trend at this time.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:


               12-31-00      09-30-00      06-30-00      03-31-00
             ____________  ____________  ____________  ____________
                  1.34%         0.95%         0.85%         1.08%

At December 31, 2000, loans classified as non-performing included approximately $142,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.31% as of December 31, 2000.

The level of the allowance for loan losses, as a percentage of total loans, remained essentially the same at December 31, 2000 compared to June 30, 2000, while the level of the allowance for loan losses as a percentage of total non-performing loans decreased as total non-performing loans increased from June 30, 2000 to December 31, 2000. The Company has experienced good growth in the real estate mortgage loan portfolio during the December 31, 2000 quarter and these types of loans are traditionally well collateralized. The allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $278,052 and $248,114 for the six-month periods ended December 2000 and 1999, respectively.

On a regular and ongoing basis, management actively monitors the Bank's loan quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

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

Assets acquired increased by $175,014 from June 30, 2000 to December 31, 2000. The increase was primarily due to additional mobile home and indirect auto loans that were repossessed.

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

Total deposits were $266,961,957 and securities sold under repurchase agreements were $16,108,810 as of December 31, 2000. These amounts represent an increase of $6,980,145 and $2,998,645, respectively, compared to June 30, 2000. The increase in deposits was primarily due to the increase in time and demand deposits. The increase in time deposits was attributable to various special rate offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner. Brokered CD's represented $32,550,953 of the total deposits at December 31, 2000, which decreased by $4,954,188 compared to the $37,505,141 balance as of June 30, 2000. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total advances from the FHLB were $117,205,938 as of December 31, 2000; a decrease of $5,421,867 compared to June 30, 2000. The cash received from the growth in deposits and securities sold under repurchase agreements allowed the Bank to decrease its advances in FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $30,000,000 over and above the December 31, 2000 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of December 31, 2000, the Company has repurchased $997,335 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $29,945,880 as of December 31, 2000 as compared to $28,126,478 at June 30, 2000. Book value per common share was $11.23 as of December 31, 2000 as compared to $10.49 at June 30, 2000. The total equity to total assets ratio of the Company was 6.80% as of December 31, 2000 and 6.48% at June 30, 2000.

The Company's net cash provided by operating activities was $1,926,653 during December 31, 2000, which was a $64,046 decrease when compared to December 31, 1999. Cash used by investing activities decreased the Company's net cash during December 31, 2000 due to the increase in the Company's net loans. The decrease in net cash, used by the Company's operating and investing activities, was offset by the cash provided by financing activities due to the increase in deposits and repurchase agreements. Overall, the Company's cash position decreased by $383,434 in the six months ended December 31, 2000.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2000, the Bank met the definition of a well-capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2000, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

                                                                To Be "Well
                                                             Capitalized" Under
                                             For Capital     Prompt Corrective
                            Actual        Adequacy Purposes  Action Provisions
                        Amount   Ratio     Amount   Ratio     Amount    Ratio
                       ________ ________  ________ ________  _________ ________
(Dollars in Thousands)
As of December 31,
 2000:
Tier 1 (Core) capital
 (to risk weighted
  assets)              $ 34,487   10.79%  $ 12,786    4.00%  $  19,179    6.00%
Tier 1 (Core) capital
 (to total assets)     $ 34,487    7.87%  $ 17,536    4.00%  $  21,920    5.00%

Total Capital (to risk
 weighted assets)      $ 36,965   11.56%  $ 25,571    8.00%  $  31,964   10.00%


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

Results of Operations
_____________________
Net income for the quarter ended December 31, 2000 was $908,574 or basic and diluted earnings per share of $0.34, respectively. This compares to earnings of $836,744 or basic and diluted earnings per share of $0.30 for the quarter ended December 31, 1999. Net income for the six months ended December 31, 2000 was $1,791,847 versus $1,638,465 for the period ended December 31, 1999. Basic and diluted earnings per share were $.67, respectively, for the six months ended December 31, 2000 versus basic and diluted earnings per share of $.59, respectively, for the six months ended December 31, 1999.

The Company's net interest income was $7,142,523 for the six months ended December 31, 2000, as compared to $6,992,917 for the six months ended December 31, 1999, an increase of $149,606. Total interest income increased $2,940,864 during the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The increase in interest income was due primarily from increased volume and rates on loans. The increase in total interest expense of $2,791,258 for the six months ended December 31, 2000 was due primarily from increased volume and rates on deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for the six months ended
December 31, 2000 versus December 31, 1999


                                        Difference Due to
                                     Volume           Rate           Total
                                 ______________  ______________  ______________
Investments                      $    149,933    $     87,149    $    237,082

Loans, net                          1,963,207         700,435        2,663,642

FHLB & Other Deposits                   6,426          33,714           40,140
                                 ______________  ______________  ______________
 Total Interest Earning Assets      2,119,566         821,298       2,940,864


Deposits                              998,619         729,158       1,727,777

Repurchase Agreements                 (16,342)          4,553         (11,789)

Borrowings                            381,798         693,472       1,075,270
                                 ______________  ______________  ______________
 Total Interest-Bearing
  Liabilities                       1,364,075       1,427,183       2,791,258
                                 ______________  ______________  ______________
  Net Interest Income            $    755,491    $   (605,885)   $    149,606
                                 ==============  ==============  ==============

Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of deposits, borrowings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that represents the potential changes in interest rates and those changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly liability sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience a contraction in its net interest margins during a period of increasing rates. Management is currently addressing the asset/liability mix to reposition the Bank to a slightly asset sensitive position.

Approximately 21% of the Bank's loan portfolio are comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will decrease as the prime rate decreases, as well as on approximately 18% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. A decrease in short-term interest rates will also decrease deposit and FHLB advance rates, decreasing the Company's interest expense. Although the Bank has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the six months ended December 31, 2000 was $391,053 as compared to $491,114 for the six months ended December 31, 1999, which was a decrease of $100,061. The increase in the Bank's loan volume during the six months ended December 30, 2000 was significantly less when compared to the six months ended December 31, 1999. The reduction in loan volume in the six months ended December 31, 2000, when compared to December 31, 1999, was primarily the result of a decrease in the loan amounts in the commercial and consumer loan portfolios. The Bank had experienced strong loan growth during the six months ended December 31, 1999 particularly in the commercial and consumer loan portfolios. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during fiscal 1999 to maintain its allowance for loan losses as a percentage of total loans and to consider the added risk of these loans.

Total non-interest income was $650,271 and $1,295,334 for the three and six months ended December 31, 2000 versus $613,708 and $1,241,032 for the three and six months ended December 31, 1999. Service fee income was $267,950 and $566,709 for the three and six months ended December 31, 2000 versus $325,051 and $590,232 for the three and six months ended December 31, 1999. The $57,101 and $23,523 service fee decrease for the three and six months ended December 31, 2000, respectively, was primarily due to a decrease in loan servicing and other loan fee income. Gains from available for sale securities were $34,964 and $53,612 for the three and six months ended December 31, 2000 versus $20,697 and $25,861 for the three and six months ended December 31, 1999. The Company sold a larger volume of its securities during the six-month period ended December 31, 2000, taking advantage of the fluctuation in market prices. The $71,687 and $40,108 increase in other income for three and six months ended December 31, 2000, respectively, was primarily due to an increase in investment services income.

Total non-interest expense for the Company was $2,622,741 and $5,289,130 for the three and six months ended December 31, 2000, which was an increase of $5,033 and $83,876, respectively, when compared to total non-interest expense of $2,617,708 and $5,205,254 for the three and six months ended December 31, 1999. The increase in non-interest expense for the three and six months ended December 31, 2000 as compared to the three and six months ended December 31, 1999 was due, in part, to the increase in compensation expense of $112,545 and $212,740, respectively. The increase in compensation expense was primarily due to the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's general increases in compensation, health insurance and benefit plans. This increase was offset, in part, by the decrease in occupancy expense of $21,551 and $40,408, respectively, due to the closure of a branch at the end of the prior fiscal year and by the decrease in equipment expense of $8,111 and $37,816, respectively, due to the expenses associated with the closure of the branch. Other expenses decreased by $77,851 and $50,640 for the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999. The decrease was primarily due to a decrease in professional fees, loan and deposit expenses, telephone expense, and training.

The Company's income tax expense increased by $24,209 and $66,711 for the three and six months ended December 31, 2000, when compared to the three and six months ended December 31, 1999. The increase in income tax expense is due to increased earnings before tax.

Recent Accounting Developments
______________________________
In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125 (Statement 140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for transfers and servicing assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of the Company does not expect this statement to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         _________________________________________________________
There have been no material changes in the Company's market risk from June 30, 2000. For information regarding the Company=s market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 2000.

Part II - Other Information

Item 1.  Legal Proceedings
         _________________
         None.

Item 2.  Changes in Securities
         _____________________
         None.

Item 3.  Defaults Upon Senior Securities
         _______________________________
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ____________________________________________________
         SUMMARY  OF  VOTING  AT 11/14/2000 ANNUAL  SHAREHOLDERS' MEETING
         ________________________________________________________________
         At the Annual Meeting of Shareholders held in Auburn, Maine on November 14, 2000, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

         Proposal 1 - Election of Directors:

                                             Votes For         Votes Withheld
                                         _________________   __________________
         John W. Trinward, D.M.D.              2,041,422               66,053
         John B. Bouchard                      2,041,422               66,053
         A. William Cannan                     2,041,458               66,017
         James D. Delamater                    2,041,458               66,017
         Ronald J. Goguen                      2,035,372               72,103
         Judith W. Hayes                       2,040,458               67,017
         Philip Jackson                        2,041,458               66,017
         Roland C. Kendall                     2,041,225               66,250
         John Rosmarin                         2,040,458               67,017
         John Schiavi                          2,037,433               70,042
         Stephen W. Wight                      2,037,158               69,317
         Dennis A. Wilson                      2,041,225               66,250

         Proposal 2 - Ratification of Appointment of Auditors. Proposal to ratify the appointment of Baker, Newman & Noyes, Limited Liability Company, as the Company's auditors for the 2001 fiscal year.

              Votes For      Votes Against       Votes Abstain
             ___________    _______________     _______________
              2,104,780              2,210                 485

Item 5.  Other Information
         _________________
         None.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________
(a)      Exhibits
         ________
         11  Statement regarding computation of per share earnings.

(b)      Reports on Form 8-K
         ___________________
         No reports on Form 8-K have been filed during the quarter ended December 31, 2000.



                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 2001                      NORTHEAST BANCORP

                                     By:     James D. Delamater
                                          ________________________
                                             James D. Delamater
                                             President and CEO

                                     By:       Richard Wyman
                                          ________________________
                                               Richard Wyman
                                          Chief Financial Officer


NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER                    DESCRIPTION

      11          Statement regarding computation of per share earnings