Form 10-Q
period 2001-03-31
NORTHEAST BANCORP /ME/
filed 2001-05-11
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended	March 31, 2001

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
232 Center Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of May 02, 2001, 2,572,938 of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets March 31, 2001 and June 30,2000
Consolidated Statements of Income Three Months ended March 31, 2001 and 2000
Consolidated Statements of Income Nine Months ended March 31, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity Nine Months ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows Nine Months ended March 31, 2001 and 2000
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

		Page 3
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2001	2000
	____________________	____________________
Assets
Cash and due from banks	$ 7,759,255	$ 7,996,321
Interest bearing deposits	520,723	488,622
Federal Home Loan Bank overnight deposits	13,738,000	4,293,000
Available for sale securities	22,117,260	23,159,039
Federal Home Loan Bank stock	6,644,500	6,644,500
Loans held for sale	558,379	81,890

Loans	382,534,052	381,824,101
Less allowance for loan losses	3,633,000	3,498,000
	____________________	____________________
Net loans	378,901,052	378,326,101

Bank premises and equipment, net	4,274,931	4,397,768
Assets acquired	795,486	278,010
Goodwill, net of accumulated amortization of
$2,142,540 at 03/31/01 and $1,936,846 at 6/30/00	982,394	1,188,088
Other assets	7,223,159	6,999,107
	____________________	____________________
Total Assets	$ 443,515,139	$ 433,852,446
	====================	====================

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 275,433,764	$ 259,981,812
Securities Sold Under Repurchase Agreements	14,690,945	13,110,165
Advances from the Federal Home Loan Bank	112,885,917	122,627,805
Other Liabilities	2,700,114	2,833,188
	____________________	____________________
Total Liabilities	405,710,740	398,552,970

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1.00 par value,
1,000,000 shares authorized and none issued
and Outstanding	-	-
Common stock, $1.00 par value,
15,000,000 shares authorized; 2,786,095 and
2,786,095 shares issued and 2,645,934 and
2,682,527 shares outstanding at 03/31/01 and
6/30/00, respectively	2,786,095	2,786,095
Additional paid in capital	10,267,067	10,265,909
Retained earnings	18,945,315	16,722,474
Accumulated other comprehensive income (loss)	(139,863)	(776,174)
	____________________	____________________
	31,858,614	28,998,304
	____________________	____________________
Treasury Stock at cost, 140,161 and 103,568
shares at 03/31/01 and 6/30/00, respectively.	(1,227,213)	(871,826)
	____________________	____________________
Total Shareholders' Equity	30,631,401	28,126,478
	____________________	____________________
Total Liabilities and Shareholder' Equity	$ 443,515,139	$ 433,852,446
	====================	====================
		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
	___________________	___________________
Interest and Dividend Income
Interest on FHLB overnight deposits	$ 88,682	$ 50,778
Interest on loans & Loans held for sale	8,261,777	7,671,932
Interest on available for sale securities	381,132	429,945
Dividends on Federal Home Loan Bank stock	118,782	109,795
Other Interest Income	9,397	6,951
	___________________	___________________
Total Interest and Dividend Income	8,859,770	8,269,401

Interest Expense
Deposits	3,277,403	2,639,007
Repurchase agreements	150,376	136,368
Trust preferred securities	176,520	176,336
Other borrowings	1,829,317	1,820,771
	___________________	___________________
Total Interest Expense	5,433,616	4,772,482
	___________________	___________________

Net Interest Income	3,426,154	3,496,919
Provision for loan losses	194,614	195,147
	___________________	___________________
Net interest income after Provision for Loan Losses	3,231,540	3,301,772

Other Income
Service charges	275,847	297,190
Net securities gains	38,187	30,807
Net gain on trading activities	-	3,813
Other	574,280	314,609
	___________________	___________________
Total Other Income	888,314	646,419

Other Expenses
Salaries and employee benefits	1,443,812	1,366,785
Net occupancy expense	235,823	248,954
Equipment expense	225,777	239,983
Goodwill amortization	68,565	68,565
Other	726,874	667,180
	___________________	___________________
Total Other Expenses	2,700,851	2,591,467
	___________________	___________________

Income Before Income Taxes	1,419,003	1,356,724
Income tax expense	487,314	479,459
	___________________	___________________
Net Income	$ 931,689	$ 877,265
	===================	===================

Earnings Per Common Share
Basic	$ 0.35	$ 0.32
Diluted	$ 0.35	$ 0.32
		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2001	2000
	___________________	___________________
Interest and Dividend Income
Interest on FHLB overnight deposits	$ 247,281	$ 173,442
Interest on loans & Loans held for sale	25,380,542	22,127,054
Interest on available for sale securities	1,186,782	1,070,335
Dividends on Federal Home Loan Bank stock	386,014	305,205
Other Interest Income	22,954	16,304
	___________________	___________________
Total Interest and Dividend Income	27,223,573	23,692,340

Interest Expense
Deposits	9,891,245	7,525,073
Repurchase agreements	433,585	431,366
Trust preferred securities	529,561	250,267
Other borrowings	5,800,506	4,995,798
	___________________	___________________
Total Interest Expense	16,654,897	13,202,504
	___________________	___________________

Net Interest Income	10,568,676	10,489,836
Provision for loan losses	585,666	686,260
	___________________	___________________
Net interest income after Provision for Loan Losses	9,983,010	9,803,576

Other Income
Service charges	842,556	887,423
Net securities gains	91,799	56,668
Net gain on trading activities	9,966	3,813
Other	1,239,328	939,547
	___________________	___________________
Total Other Income	2,183,649	1,887,451

Other Expenses
Salaries and employee benefits	4,247,449	3,957,682
Net occupancy expense	644,357	697,896
Equipment expense	648,550	700,571
Goodwill amortization	205,694	205,694
Other	2,243,932	2,234,878
	___________________	___________________
Total Other Expenses	7,989,982	7,796,721
	___________________	___________________

Income Before Income Taxes	4,176,677	3,894,306
Income tax expense	1,453,141	1,378,576
	___________________	___________________
Net Income	$ 2,723,536	$ 2,515,730
	===================	===================

Earnings Per Common Share
Basic	$ 1.02	$ 0.91
Diluted	$ 1.01	$ 0.91
							Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended March 31, 2001 and 2000

					Accumulated
					Other
		Common	Additional		Comprehensive
	Preferred	Stock at	Paid in	Retained	Income	Treasury
	Stock	$1.00 Par	Capital	Earnings	(Loss)	Stock	Total
	___________________	___________________	___________________	___________________	___________________	___________________	___________________
Balance at June 30, 1999	$ -	$ 2,768,624	$ 10,208,299	$ 14,145,720	$ (439,528)	$ -	$ 26,683,115
Net income for nine months ended 03/31/00	-	-	-	2,515,730	-	-	2,515,730
Other comprehensive income, net of tax:
Adjustment of valuation reserve for
Securities available for sale	-	-	-	-	(411,865)	-	(411,865)
							___________________
Total comprehensive income	-	-	-	-	-	-	2,103,865

Treasury stock purchased	-	-	-	-	-	(807,765)	(807,765)
Dividends on common stock	-	-	-	(465,140)	-	-	(465,140)
Common stock issued in connection with
employee benefit and stock option plans	-	17,471	57,430	-	-	5,446	80,347
	___________________	___________________	___________________	___________________	___________________	___________________	___________________
Balance at March 31, 2000	$ -	$ 2,786,095	$ 10,265,729	$ 16,196,310	$ (851,393)	$ (802,319)	$ 27,594,422
	===================	===================	===================	===================	===================	===================	===================

Balance at June 30, 2000	$ -	$ 2,786,095	$ 10,265,909	$ 16,722,474	$ (776,174)	$ (871,826)	$ 28,126,478
Net income for nine months ended 03/31/01	-	-	-	2,723,536	-	-	2,723,536
Other comprehensive income, net of tax:
Adjustment of valuation reserve for
Securities available for sale	-	-	-	-	636,311	-	636,311
							________________
Total comprehensive income	-	-	-	-	-	-	3,359,847

Treasury stock purchased	-	-	-	-	-	(377,173)	(377,173)
Dividends on common stock	-	-	-	(500,695)	-	-	(500,695)
Common stock issued in connection with
employee benefit and stock option plans	-	-	1,158	-	-	21,786	22,944
	________________	________________	________________	________________	________________	________________	________________
Balance at March 31, 2001	$ -	$ 2,786,095	$ 10,267,067	$ 18,945,315	$ (139,863)	$ (1,227,213)	$ 30,631,401
	=================	=================	=================	=================	=================	=================	=================
		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	March 31,
	2001	2000
	___________________	___________________
Cash provided by operating activities	$ 2,377,625	$ 3,068,421

Cash flows from investing activities:
FHLB stock purchased	-	(665,900)
Available for sale securities purchased	(1,540,094)	(8,803,080)
Available for sale securities matured	3,194,669	2,243,738
Available for sale securities sold	374,273	235,041
New loans, net of repayments & charge offs	(1,737,451)	(48,757,131)
Net capital expenditures	(368,146)	(230,722)
Proceeds from Sale of Assets Aquired	491,825	483,024
Real estate held for investment sold	11,414	14,967
	___________________	___________________
Net cash provided by (used) in investing activities	426,490	(55,480,063)

Cash flows from financing activities:
Net change in deposits	15,451,952	21,570,829
Net change in repurchase agreements	1,580,780	2,493,517
Dividends paid	(500,695)	(465,140)
Proceeds from stock issuance	22,944	80,347
Treasury Stock purchased	(377,173)	(802,319)
Net (decrease) increase in advances from Federal Home
Loan Bank of Boston	(9,741,888)	22,526,934
Proceeds from issuance of guaranteed preferred beneficial
interests in the Company's junior subordianted debentures	-	7,172,998
Payments for debt issuance cost	-	(490,757)
Net change in notes payable	-	(687,500)
	___________________	___________________
Net cash provided by financing activities	6,435,920	51,398,909
	___________________	___________________

Net increase (decrease) in cash and cash equivalents	9,240,035	(1,012,733)

Cash and cash equivalents, beginning of period	12,777,943	12,093,570
	___________________	___________________
Cash and cash equivalents, end of period	$ 22,017,978	$ 11,080,837
	===================	===================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market value adjustments
on available for sale securities	636,311	(411,865)
Net transfer from Loans to Other Assets Aquired	1,083,679	127,276

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,536,000	1,311,000
Interest paid	16,351,596	12,866,053

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated financial Statements
March 31, 2001

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31,2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2000 included in the company's Annual Report on form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the company' Junior Subordinated Debentures

NBN Capital Trust ("NBNCT') a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public together the ("Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, the NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its Common Securities to the Company. The Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2001 ______________	June 30, 2000 ______________
Residential Mortgages	$ 195,939,315	$ 194,287,520
Commercial Real Estate	68,671,141	61,924,339
Construction	4,390,879	7,405,861
Commercial	41,240,468	41,518,623
Consumer & Other	69,576,083 ______________	74,027,771 ______________
Total	379,817,886	379,164,114
Net Deferred Costs	2,716,166 ______________	2,659,987 ______________
Net Loans	$ 382,534,052 ==============	$ 381,824,101 ==============

4.  Securities

Securities available for sale at cost and approximate market values are summarized below:
	March 31, 2001 _________________________		June 30, 2000 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ 492,222	$ 492,222	$ 347,573	$ 345,792
Corporate bonds	200,098	202,271	200,876	193,587
Mortgage-backed securities	20,151,426	20,209,344	22,350,606	21,445,918
Equity securities	1,485,427 ___________	1,213,423 ___________	1,436,005 ___________	1,173,742 ___________
	$22,329,173 ===========	$22,117,260 ===========	$24,335,060 ===========	$23,159,039 ===========

	March 31, 2001 _________________________		June 30, 2000 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Due in one year or less	$ 542,448	$ 542,618	$ 298,613	$ 298,777
Due after one year through five years	149,872	151,875	249,836	240,602
Mortgage-backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing September 2003 to November 20029)	20,151,426	20,209,344	22,350,606	21,445,918
Equity securities	1,485,427 ___________	1,213,423 ___________	1,436,005 ___________	1,173,742 ___________
	$22,329,173 ===========	$22,117,260 ===========	$24,335,060 ===========	$23,159,039 ===========

5.  Allowances for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
Nine Months Ended March 31,
	2001 _______________	2000 _______________
Balance at beginning of year	$ 3,498,000	$ 2,924,000
Add provision charged to operations	585,666	686,260
Recoveries on loans previously charge off	142,803 _______________	201,811 _______________
	4,226,469	3,812,071
Less loans charged off	593,469 _______________	525,071 _______________
Balance at end of period	$ 3,633,000 =============	$ 3,287,000 =============

6.  Advances from Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:
March 31, 2001 _______________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates _______________
$ 50,224,061	5.18% - 7.05%	2002
7,136,093	4.97% - 6.64%	2003
15,199,257	5.12% - 6.67%	2004
1,326,506	5.55%	2005
27,000,000	6.65% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
4,000,000 ___________________	4.50% - 4.81%	2011
$ 112,885,917 =================

June 30, 2001 _______________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates _______________
$ 91,579,611	4.98% - 6.98%	2001
11,471,802	5.38% - 7.05%	2002
6,832,792	5.97% - 6.64%	2003
2,743,600	5.55% - 6.47%	2004
2,000,000	6.65%	2005
8,000,000 ___________________	5.59% - 5.68%	2008
$ 122,627,805 =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Operations

Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at March 31, 2001.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at June 30, 2000 and March 31, 2001, and the results of operations for the three and nine months ended March 31, 2001 and 2000. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

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

Financial Condition

Total consolidated assets of the Company were $443,515,139 as of March 31, 2001, which represents an increase of $9,662,693 from June 30, 2000. The increase in assets was primarily due to the growth in Federal Home Loan Bank ('FHLB') overnight deposits. FHLB overnight deposits increased by $9,445,000 due to the timing in the Bank's deposit growth during the month of March. The increase in FHLB overnight deposits was utilized to decrease FHLB advances in the month of April. Loan volume increased due to the growth in commercial real estate loans, which was offset in part by a $5,327,307 indirect auto loan sale. In this regard, total loans and loans held for sale increased by $1,186,440 from June 30, 2000 to March 31, 2001, while securities decreased by $1,041,779 during the same period. Total deposits and repurchase agreements increased by $17,032,732 from June 30, 2000 to March 31, 2001, while FHLB borrowings decreased by $9,741,888 during the same period.

As of March 31, 2001 and June 30, 2000, the Company's investment portfolio totaled $22,117,260 and $23,159,039, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is classified as available for sale at March 31, 2001 and June 30, 2000. Equity securities, and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2001 was $22,329,173 and $22,117,260, respectively. The difference between the carrying value and the cost of the securities of $211,913 was attributable to the decline in the market value of equity securities. Mortgage-backed securities have net unrealized gains of $57,918 at March 31, 2001. Management attributes the reduction of $272,004 in the market value of equity securities due to the decline in the market value of the Company's investments in common stock and trust preferred securities. Management considers the decline in market value of equity securities to be temporary. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio there were other than temporary declines in values of individual equity securities during the first quarter of fiscal 2001 in the amount of $54,480. Such securities were written down through an adjustment against earnings and are included in other expenses in the statement of income for the nine months ended March 31, 2001. No such write-downs were required in the second and third quarters.

The Bank's loan portfolio had a balance of $382,534,052 as of March 31, 2001, which represents an increase of $709,951 compared to June 30, 2000. From June 30, 2000 to March 31, 2001, the loan portfolio increased by $5,383,615 in real estate mortgage loans, while commercial and consumer loans decreased by $278,155 and $4,451,688, respectively. In March 2001, the Bank sold $5,327,307 of indirect auto loans, in which the Bank recorded a gain of $172,237. The Bank anticipates holding approximately $20,000,000 of indirect auto loans in its portfolio and currently holds $19,272,548 as of March 31, 2001. As the Bank continues to grow the indirect auto loan portfolio, it is the Bank's intent to build relationships with other institutions for future sales of indirect auto loans. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of March 31, 2001 has remained relatively unchanged when compared to June 30, 2000. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to the competitive loan and deposit environment. The Bank anticipates that the margin compression will continue for the foreseeable future until the rates on its cost of funds decrease in the current declining interest rate environment.

At March 31, 2001, residential real estate mortgages consisting of owner-occupied residential loans made up 52% of the total loan portfolio, of which 35% of the residential loans are variable rate products. At March 31, 2000, residential real estate mortgages consisting of owner-occupied residential loans made up 53% of the total loan portfolio, of which 37% of the residential loans are variable rate products. Variable rate residential loans have decreased due to the increased market demand for fixed rate loans.

At March 31, 2001, 19% of the Bank's total loan portfolio consists of commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 88% of the portfolio consists of variable rate products. At March 31, 2000, commercial real estate mortgages made up 17% of the total loan portfolio, of which 87% of the loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 11% of the total loan portfolio, of which 50% are variable rate instruments at March 31, 2001. At March 31, 2000 commercial loans made up 11% of the total loan portfolio, of which 44% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 18% of the loan portfolio as of March 31, 2001, which compares to 19% at March 31, 2000. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,633,000 as of March 31, 2001 as compared to $3,498,000 as of June 30, 2000, representing 0.95% and 0.92% of total loans, respectively. The Bank had non-performing loans totaling $2,899,000 and $1,178,000 at

March 31, 2001 and June 30, 2000, respectively, which was 0.76% and 0.31% of total loans, respectively. The increase in 1-4 family and commercial mortgage non-performing loan balances were due to an increase of four additional loans in 1-4 family mortgages and one additional loan in commercial mortgages. The additional non-performing commercial mortgage amounts to approximately $1,300,000 and has a government guarantee on 90% of its balance. The Bank participated the 90% portion to another institution, but subsequently has purchased it back to initiate the foreclosure process. Due to the government guarantee, the Bank's risk will be 10% of any potential losses on this loan. The institution of foreclosure proceedings on the non-performing commercial mortgage is a recent event. Any losses incurred will be covered by the Bank's general allowance for loan losses. The Bank's allowance for loan losses was equal to 125% and 297% of the total non-performing loans at March 31, 2001 and June 30, 2000, respectively. The following table represents the Bank's non-performing loans as of March 31, 2001 and June 30, 2000, respectively:

Description ________________________________	March 31, 2001 _____________________	June 30, 2000 _____________________
1-4 Family Mortgages	$ 692,000	$ 191,000
Commercial Mortgages	1,635,000	650,000
Commercial Loans	284,000	152,000
Consumer and Other	288,000	185,000
	_____________________	_____________________
Total non-performing	$ 2,899,000	$ 1,178,000

At March 31, 2001, the Bank had approximately $307,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $2,119,000 when compared to the $2,426,000 at June 30, 2000. The decrease was primarily due to the payoff of a downgraded commercial real estate loan with an outstanding principal balance of approximately $1,500,000 at June 30, 2000. The commercial real estate loan was well collaterallized and the Bank did not incur any financial loss on this loan. The Bank's delinquent loans, as a percentage of total loans, increased from December 31, 2000 to March 31, 2001 and was primarily due to a new commercial loan with a principal balance of $600,000 becoming delinquent. The sale of indirect auto loans reduced total loans, which contributed to the delinquency percentage increase as well. In an effort to control the amount of such loans management continues to allocate substantial resources to the collection area. Although delinquent and non-performing loans have trended upward the past three-quarters, management considers the percentages to be low and in control and does not consider this to be a material trend at this time.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

03-31-31 __________	12-31-00 __________	09-30-00 __________	06-30-00 __________
1.49%	1.34%	0.95%	0.85%

The level of the allowance for loan losses, as a percentage of total loans increased at March 31, 2001 compared to June 30, 2000, while the level of the allowance for loan losses as a percentage of total non-performing loans decreased as total non-performing loans increased from June 30, 2000 to March 31, 2001. The Company has experienced good growth in the real estate mortgage loan portfolio during the nine months ended March 31, 2001 and these types of loans are traditionally well collateralized. The allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $450,666 and $323,261 for the nine-month periods ended March 2001 and 2000, respectively.

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

Assets acquired increased by $517,476 from June 30, 2000 to March 31, 2001. The increase was primarily due to additional mobile home and indirect auto loans that were repossessed. Nationally the industry is experiencing higher delinquencies and foreclosures due to the weakening economy. The Bank's local economy will traditionally experience the same trend over time. Currently the local economy is not as weak as the rest of the nation, but the Bank is starting to see some of the effects of the economic slow down due to the increase in delinquencies and foreclosures. Management has considered the current state of the local economy in its analysis of the adequacy of the allowance for loan losses.

Capital Resources and Liquidity

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

Total deposits were $275,433,764 and securities sold under repurchase agreements were $14,690,945 as of March 31, 2001. These amounts represent an increase of $15,451,952 and $1,580,780, respectively, compared to June 30, 2000. The increase in deposits was primarily due to the increase in time and demand deposits. The increase in time deposits was attributable to various special rate offerings as well as normal growth from the branch market areas. The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner. Brokered CD's represented $37,414,663 of the total deposits at March 31, 2001, which decreased by $90,478 compared to the $37,505,141 balance as of June 30, 2000. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total advances from the FHLB were $112,885,917 as of March 31, 2001; a decrease of $9,741,888 compared to June 30, 2000. The cash received from the growth in deposits and from the sale of indirect auto loans allowed the Bank to decrease its FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $43,000,000 over and above the March 31, 2001 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of March 31, 2001, the Company has repurchased $1,250,260 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $30,631,401 as of March 31, 2001 as compared to $28,126,478 at June 30, 2000. Book value per common share was $11.58 as of March 31, 2001 as compared to $10.49 at June 30, 2000. The total equity to total assets ratio of the Company was 6.91% as of March 31, 2001 and 6.48% at June 30, 2000.

The Company's net cash provided by operating activities was $2,377,625, which was a $690,796 decrease when compared to March 31, 2000. The decrease in net cash provided by operating activities was due to the increase in assets acquired and the increase in loans held for sale. Net cash provided by investing activities increased due to the reduction in loan volume and the decrease in available for sale securities purchased. Net cash provided by financing activities decreased due to the decrease in deposit growth, advances from the FHLB and proceeds from the issuance of guaranteed preferred beneficial interests in the Company's junior subordinated debentures. The increase in net cash from investing activities more than offset the decrease in operating and financing activities. Overall, the Company's cash position increased by $9,240,035 in the nine months ended March 31, 2001.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), contains various provisions intended to capitalize the Bank Insurance Fund (BIF) and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the OTS broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the OTS broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. Although no capital requirements are imposed on the Company, the Bank is subject to such requirements established by the OTS. The OTS has issued regulations requiring a savings institution to maintain a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, core capital of 3.0%, leverage capital of 4.0% and a risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2001, the Bank met the definition of a well-capitalized institution. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2001, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual __________________		For Capital Adequacy Purposes ________________		To Be "Well" Capitalized" Under Prompt Corrective Action Provisions __________________
	Amount _______	Ratio ______	Amount _______	Ratio _____	Amount _______	Ratio ______
(Dollars in Thousands) As of March 31, 2001
Tier 1 (Core) capital (to risk weighted assets)	$35,107	11.19%	$12,544	4.00%	$18,816	6.00%
Tier 1 (Core) capital (to total assets)	$35,107	7.95%	$17,673	4.00%	$22,091	5.00%
Total Capital (to risk weighted assets)	$37,010	11.80%	$25,088	8.00%	$31,360	10.00%

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

Results of Operations

Net income for the quarter ended March 31, 2001 was $931,689 or basic and diluted earnings per share of $0.35, respectively. This compares to earnings of $877,265 or basic and diluted earnings per share of $0.32 for the quarter ended March 31, 2000. Net income for the nine months ended March 31, 2001 was $2,723,536 versus $2,515,730 for the period ended March 31, 2000. Basic and diluted earnings per share were $1.02 and $1.01, respectively, for the nine months ended March 31, 2001 versus basic and diluted earnings per share of $0.91, respectively, for the nine months ended March 31, 2000.

The Company's net interest income was $10,568,676 for the nine months ended March 31, 2001, as compared to $10,489,836 for the nine months ended March 31, 2000, an increase of $78,840. Total interest income increased $3,531,233 during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The increase in interest income was due primarily from increased volume and rates on loans. The increase in total interest expense of $3,452,393 for the nine months ended March 31, 2001 was due primarily from increased volume and rates on deposits and borrowings.

The changes in net interest income are presented in the schedule below.

Northeast Bancorp
Rate/Volume Analysis for nine months ended
March 31, 2001 versus March 31, 2000

	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 137,633	$ 59,623	$ 197,256
Loans, net	2,391,754	861,734	3,253,488
FHLB & Other Deposits	46,244 ____________	34,245 ____________	80,489 ____________
Total Interest Earning Assets	2,575,631	955,602	3,531,233

Deposits	1,363,729	1,002,443	2,366,172
Repurchase Agreements	(7,512)	9,731	2,219
Borrowings	274,489 ____________	809,513 ____________	1,084,002 ____________
Total Interest-Bearing Liabilities	1,630,706 ____________	$ 1,821,687 ____________	3,452,393 ____________
Net Interest Income	$ 944,925 ============	$ (866,085) ============	$ 78,840 ============

Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust-preferred securities and FHLB borrowings.

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

Approximately 22% of the Bank's loan portfolio are comprised of floating rate loans based on a prime rate index. Interest income on these existing loans will decrease as the prime rate decreases, as well as on approximately 18% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. A decrease in short-term interest rates will also decrease deposit and FHLB advance rates, decreasing the Company's interest expense. Although the Bank has experienced some net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the nine months ended March 31, 2001 was $585,666 as compared to $686,260 for the nine months ended March 31, 2000, which was a decrease of $100,594. The increase in the Bank's loan volume during the nine months ended March 31, 2001 was significantly less when compared to the nine months ended March 31, 2000. The reduction in loan volume in the nine months ended March 31, 2001, when compared to March 31, 2000, was primarily the result of a decrease in the loan amounts in the commercial and consumer loan portfolios. The Bank had experienced strong loan growth during the nine months ended March 31, 2000 particularly in the commercial and consumer loan portfolios. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during fiscal 2000 to maintain its allowance for loan losses as a percentage of total loans and to consider the added risk of these loans.

Total non-interest income was $888,314 and $2,183,649 for the three and nine months ended March 31, 2001 versus $646,419 and $1,887,451 for the three and nine months ended March 31, 2000. Service fee income was $275,847 and $842,556 for the three and nine months ended March 31, 2001 versus $297,190 and $887,423 for the three and nine months ended March 31, 2000. The $21,343 and $44,867 service fee decrease for the three and nine months ended March 31, 2001, respectively, was primarily due to a decrease in loan servicing and other loan fee income. Gains from available for sale securities were $38,187 and $91,799 for the three and nine months ended March 31, 2001 versus $30,807 and $56,668 for the three and nine months ended March 31, 2000. The Company sold a larger volume of its securities during the nine-month period ended March 31, 2001, taking advantage of the fluctuation in market prices. The $259,671 and $299,781 increase in other income for three and nine months ended March 31, 2001, respectively, was primarily due to an increase in investment, insurance, and trust services income as well as the gain on sale of indirect auto loans of $172,237.

Total non-interest expense for the Company was $2,700,851 and $7,989,982 for the three and nine months ended March 31, 2001, which was an increase of $109,384 and $193,261, respectively, when compared to total non-interest expense of $2,591,467 and $7,796,721 for the three and nine months ended March 31, 2000. The increase in non-interest expense for the three and nine months ended March 31, 2001 as compared to the three and nine months ended March 31, 2000 was due, in part, to the increase in compensation expense of $77,027 and $289,767, respectively. The increase in compensation expense was primarily due to the increased commission paid to brokers in the investment sales division due to growth in sales revenue and increased costs associated with the Company's general increases in compensation, health insurance and benefit plans. This increase was offset, in part, by the decrease in occupancy expense of $13,131 and $53,539, respectively, due to the closure of a branch at the end of the prior fiscal year and by the decrease in equipment expense of $14,206 and $52,021, respectively, due to the expenses associated with the closure of the branch. Other expenses increased by $59,694 for the three months ended March 31, 2001. The increase in other expenses was primarily due to the increase in professional fees and loan expenses.

Recent Accounting Developments

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125 (Statement 140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial component approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for transfers and servicing assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of the Company does not expect this statement to have a significant effect on the Company's financial position or results of operations based on the Company's current activities.

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

Part II - Other Information

Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	Exhibits
	11	Statement regarding computation of per share earnings.
(b)	Reports on Form 8- K No reports on Form 8-K have been filed during the quarter ended March 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001	NORTHEAST BANCORP
By: James D. Delamater _______________________ James D. Delamater President and CEO
By: Richard Wyman _______________________ Richard Wyman Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings