Form 10-K
period 2001-06-30
NORTHEAST BANCORP /ME/
filed 2001-09-27
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

   For fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

   EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission file number (1-14588)

NORTHEAST BANCORP
(Exact name of registrant as specified in its charter)
Maine (State or other jurisdiction of incorporation or organization)	01-0425066 (I.R.S. Employer Identification No.)
232 Center Street, Auburn, Maine (Address of principal executive offices)	04210 (Zip Code)
Registrant's telephone number, including area code:	(207) 777-6411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant's common shares held by non-affiliates, as of September 19, 2001, was $29,284,074 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,579,188 common shares of the registrant outstanding as of September 19, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:
Document	Form 10-K Reference Location
Proxy Statement for the 2001 Annual Meeting of Shareholders	III

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business -Forward Looking Statements."

PART I

ITEM 1. BUSINESS

General

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

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provides a broad range of financial services to individuals and companies in western, mid-coast and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area over the last decade. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. The Bank believes that the local character of its business and its "community bank" management philosophy allows it to compete effectively in its market area. As of June 30, 2001, the Company, on a consolidated basis, had total assets of approximately $431 million, total deposits of approximately $274 million, and stockholders' equity of approximately $30 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank (which was formerly known as Bethel Savings Bank F.S.B. ("Bethel")) is a federally chartered savings bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank. The Bank received its federal charter in 1984. In 1987, the Bank converted to a stock form of ownership and in subsequent years has engaged in a strategy of both geographic and product expansion. The Bank has broad powers, including the power to engage in non-residential lending activities. In connection with its conversion into a federal savings bank in 1983, the Bank retained its then-authorized powers as a Maine-chartered mutual savings bank. Under applicable regulations, except as otherwise determined by the OTS, the Bank retains the authority that it was permitted to exercise as a mutual savings bank under the state law existing at the time of the conversion. Historically, Maine-chartered savings banks have had certain lending, investment, and other powers that have only recently been granted to federal savings institutions, including commercial lending authority and the ability to offer personal checking and negotiable order of withdrawal ("NOW") accounts.

Strategy

Northeast Bancorp's corporate philosophy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service. This strategy is designed to attract profitable long-term banking relationships with its customers which will increase the Bank's core earnings by developing strong interest margins, non-interest fee income, and increasing the volume of banking products and services as its market area expands. In keeping with this strategy, the Bank is making a concerted effort to become an all-inclusive financial center that is able to provide its customers with virtually any financial product and service that will meet their needs. In this regard, the Bank assists its clients in assessing their financial needs through its personalized financial planning services. Once the customer's financial needs have been identified, the Bank provides the customer with financial product or service solutions, designed to meet their needs. Management believes that the ability to deliver such personalized service and advice will be one of the primary competitive factors in the financial institutions industry in the future. Accordingly, over the past few years the Bank has invested a substantial amount of resources in developing its ability to offer a high level of personalized service with an emphasis on financial planning and delivery of financial advisory services that are responsive to a broad range of customer needs.

To further support the corporate philosophy, the Bank has expanded the scope of lending and other financial services that it provides to its customers. In the past, the Bank has focused primarily on its residential mortgage lending business. As a result, its business has historically consisted of attracting deposits from the general public through its retail banking offices and applying those funds principally to the origination, retention, servicing, investing in and selling first mortgage loans on single and multi-family residential real estate. However, the Bank has expanded the scope of its services by placing additional emphasis on:

  consumer lending and small business, home equity, and commercial loans;
  lending funds to retail banking customers by means or home equity and installment loans;
  originating loans secured by commercial property and multi-family dwellings; and
  generating indirect dealer consumer loans used for the purchase of mobile homes and automobiles.

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

Trust services and employee benefit products are provided to Northeast Bancorp customers through the Bank's trust department, Northeast Trust, a division of the Bank.

The community banking strategy of Northeast Bancorp emphasizes the development of long-term full banking relationships with customers at each branch location by providing consistent, high quality service from:

  employees with local decision-making authority;
  employees who are familiar with the customers' needs, their business environment and competitive demands; and
  employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, the Bank has expanded its commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, the Bank's business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 2001, the Bank's loan portfolio consisted of 50% residential real estate mortgages, 19% commercial real estate mortgages, 12% commercial loans, and 19% consumer loans. At June 30, 2001, the Bank's lending limit was approximately $4.6 million. To the extent that customer's credit needs exceed the bank's lending limits, the Bank may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

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

Market Area and Competition

The Bank is headquartered in Auburn, Maine with full service branches in Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. In addition, the Company maintains a facility in Falmouth, Maine from which it accepts loan applications and offers investment services, insurance, and financial planning products and services. The Company's market area, which covers western, central and mid-coastal regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services and Competition

Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market area, (ii) the commercial market and small-to-medium sized businesses within its primary market area; and (iii) the growing consumer loan market, including indirect automobile dealer loans, as well as a wide range of other consumer-oriented financial services and products such as financial planning services, investments, insurance trust services, college loans and other similar products.

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

In an effort to attract a broader base of long-term customer relationships and diversity in its banking operations, during the past few years Northeast Bancorp has expanded its focus from primarily seeking residential loan customers to becoming a "one-stop shopping" destination point for our customers' full financial needs. As a part of this strategy, the Bank has significantly increased the number and type of financial products, loans, and services that it makes available to its customers.

Northeast Bancorp encounters strong competition in its market area in making loans, attracting deposits, and selling its other customer products and services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of its business, the Bank competes with other savings banks, commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of the Bank's primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources and have higher lending limits.

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while the principal competitive factors relating to loans are interest rates, the range of lending services offered and lending fees. Northeast Bancorp believes that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance its ability to compete successfully in its market areas. Further, Northeast Bancorp also offers a wide range of financial services to its customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

Lending Activities

General.

The primary source of income generated by the Bank is from the interest earned from the loan portfolio. The principal lending activities of the Bank are the origination and purchase of conventional mortgages for the purpose of constructing, financing, or re-financing one-to-four family residential properties and commercial properties. The majority of the properties securing the mortgage loan portfolio are located in the State of Maine. However, in an effort to diversify the geographic scope of the real estate collateral held by it, the Bank does purchase in the secondary market residential mortgage loans collateralized by properties in other states. Interest rates and origination fees charged on loans originated by the Bank are generally competitive with other financial institutions and other mortgage originators in its general market area.

Although residential and commercial real estate lending remains a strong component of the Bank's lending operations, consistent with its business strategy Northeast Bancorp also actively seeks an increased volume of commercial and consumer loans. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration. Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments. Northeast Bancorp also pursues quality indirect lending through local automobile dealerships.

Residential Lending.

The major component of the Bank's lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its primary service areas. The Bank offers a variety of mortgage loan products. Its originations are generally for adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having a term of 15 years or 30 years amortized on a monthly basis, with principal and interest due each month. Additionally, the Bank offers second mortgage residential loans.

The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank also originates fixed-rate mortgage loans on single-family residential real estate. The Bank generally charges a higher interest rate if the property is not owner-occupied. It has been the Bank's experience that the proportion of fixed-rate and adjustable-rate loan originations depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. In the case of mortgage loans, the Bank will procure mortgagee's title insurance to protect against defects in its lien on the property that may collateralize the loan. The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

Although the contractual loan payment period for single-family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. In addition, the Bank charges no penalty for prepayment of mortgage loans. Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or prepay loans at their option without penalty.

The Bank generally applies the same underwriting criteria to residential mortgage loans whether purchased or originated. In its loan purchases, the Bank generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans. In determining whether to purchase or originate a loan, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. On originations, the Bank obtains appraisals of the property securing the loan. On purchases, the Bank reviews the appraisal obtained by the loan seller or originator. On purchases and originations, the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant.

Northeast Bancorp has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by its board of directors. Northeast Bancorp's underwriting standards for fixed rate residential mortgage loans generally conform to standards established by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"). A loan application is obtained or reviewed by the Bank's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through the use of credit reports, financial statements, and employment and other verifications.

The Bank generally uses appraisals to determine the value of collateral for all loans it originates. When originating a real estate mortgage loan, the Bank obtains a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and such appraisal is reviewed by one of the underwriters. Otherwise, the collateral value is determined by reference to the documentation contained in the original file.

The Bank also requires that a survey be conducted and title insurance be obtained, insuring the priority of its mortgage lien. Pursuant to its underwriting standards, the Bank generally requires private mortgage insurance policies on newly originated mortgage loans with loan-to-value ratios greater than 80%. All loans are reviewed by the Bank's underwriters to ensure that its guidelines are met or that waivers are obtained in limited situations where offsetting factors exist.

Commercial Real Estate Lending.

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in Northeast Bancorp's portfolio at June 30, 2001 was approximately $1.9 million, the majority of such loans have balances under $500,000.

The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, and other types of buildings, which are located in its primary market area. Multi-family and commercial real estate loans generally have fixed or variable interest rates indexed to FHLB rates with fixed notes having terms of 3 - 5 years. Mortgage loan maturities have terms up to 15 years.

Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties often are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Northeast Bancorp seeks to minimize these risks in a variety of ways, including limiting the size of its multi-family and commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate multi-family or commercial real estate loans, Northeast Bancorp also considers such factors as the financial condition of the borrower and the debt service coverage of the property. Northeast Bancorp intends to continue to make multi-family and commercial real estate loans as the market demands and economic conditions permit.

Commercial Lending.

The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment, and receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. Equipment loans are typically originated on both a one year line of credit basis and on a fixed-term basis ranging from one to five years. The purpose of a particular loan generally determines its structure.

The Bank's commercial loans primarily are underwritten in Northeast Bancorp's market areas on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from the borrower's wages and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Consumer Loans.

Consumer loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 5 year amortization schedule.

Consumer loans are attractive to Northeast Bancorp because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

In 1998, the Bank entered the indirect automobile lending market. Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers. Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas. The indirect origination of consumer loan products occasionally  requires funding of dealer reserves. These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions. The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid.

Construction Loans.

The Bank originates residential construction loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank construction loans to individuals typically range in size from $100,000 to $200,000. Construction loans also are made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

The Bank also may make residential construction loans to real estate developers for the acquisition, development, and construction of residential subdivisions. The Bank has limited involvement with this type of loan. Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion and because it is relatively difficult to evaluate accurately the total amount of funds required to complete a project.

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties are generally made in amounts up to 80% of appraised value. Construction loans to developers generally have terms of up to 12 months. Loan proceeds on builders' projects are disbursed in increments as construction progresses and as inspections warrant. The maximum loan amounts for construction loans are based on the lesser of the current appraisal value or the purchase price for the property.

Construction loans are generally considered to involve a higher degree of risk than long-term financing collateralized by improved, occupied real estate. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the lender could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the lender may have collateral which has value insufficient to assure full repayment.

Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single-family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be more subject to adverse conditions in the real estate market or the economy.

Loan Solicitation and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2001, was approximately $4.6 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of $100,000 or more and all collateralized loans of $500,000 or more require pre-approval by the Bank's loan committee, which is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. All loans of $2,000,000 or more require pre-approval by the Bank's Board of Directors, and borrowers requesting amounts which will result in a loan relationship of $2,000,000 or more also must be approved by the board of directors of the Bank.

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period. The commitment issued at the time of approval will be for the time remaining, based on the application date.

Subsidiaries

On October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling its common securities to the company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. The Junior Subordinated Debentures are the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold its trust-preferred securities to the public and its common securities to the Company. The Trust used the proceeds to purchase the Junior Subordinated Debentures issued by the Company. The Company pays interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities. The cost of the issuance of the preferred securities is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company.

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI) through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company 's board transferred the assets and operations of ASI to the Bank in 1996 and ASI now is an inactive corporate subsidiary.

Northeast Financial Services Corporation, a Maine Corporation, and a wholly-owned subsidiary of the Bank was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects. At June 30, 2001, investment in and loans to its subsidiary constituted 0.18% of the Company's total assets. Generally, any proposed development project will be examined for its profit potential and its ability to enhance the communities served by the Bank. At the present time, there are no definitive plans for additional real estate development projects. Northeast Financial also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth"), a fully licensed New York securities firm, and a variety of insurance agencies, including Kendall Insurance Agency, which allows the Bank to deliver insurance products to its customers, and for which the Bank receives a flat fee from the various relationships for referrals. Northeast Financial has not invested in any assets in its business relationship with Commonwealth.

Employees

As of June 30, 2001, the Company and the Bank together employed 129 full-time and 26 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

General

Northeast Bancorp is a savings and loan holding company that is regulated and subject to examination by the OTS. The Bank is a federally chartered savings bank and also is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank is a member of the Federal Home Loan Bank of Boston and the Bank's deposits are insured by the FDIC. As the administrator of the deposit insurance fund, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations.

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

Impact of Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. This legislation is intended to modernize the financial services industry. This legislation, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law:

  repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,

  provides a uniform framework for the activities of banks, savings institutions and their holding companies,

  broadens the activities that may be conducted by subsidiaries of national banks and state banks,

  provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers,

  adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System,

  requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the CRA, and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

Gramm-Leach also: restricts the power of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," (i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999), such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary saving sand loan association holding companies.

Gramm-Leach also requires financial institutions to disclose, for ATM machines, any non-customer fees and to disclose to their customers upon the issuance of any ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. Gramm-Leach establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms. In addition, in a change from the prior law bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

The Company does not believe that the law will have a material adverse affect upon its operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can more aggressively compete in the markets we currently serve.

Federal Regulation of Savings and Loan Holding Companies

General Limitations.

Northeast Bancorp is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA") and is registered with the OTS. As a result, the Company is subject to the regulations, examinations, supervision and reporting requirements of the OTS. Further, the OTS has enforcement authority over Northeast Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

  competitive effects of the transaction;
  financial and managerial resources;
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

  furnishing or performing management services for a subsidiary insured institution;
  conducting an insurance agency or an escrow business;
  holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution;
  holding or managing properties used or occupied by a subsidiary insured institution;
  acting as trustee under deeds of trust;
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

Business Activities.

The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act and the rules and regulations issued by the OTS and the FDIC pursuant to these acts. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

Capital Requirements.

The OTS capital regulations require federally chartered savings associations to satisfy three different capital requirements: a leverage (core capital) limit, a tangible capital requirement, and a risk-based capital requirement.

The leverage limit requires that a federally chartered savings association maintain core capital of at least 4% of its adjusted total assets. However, OTS regulations also provide for a minimum capital leverage ratio of 3% for depository institutions that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System. For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible mortgage servicing rights. Core capital includes common shareholders' equity and retained earnings, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, minus intangibles, plus certain mortgage servicing rights and certain goodwill arising from prior regulatory accounting practices.

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

In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks, which are generally more limited than activities permissible for savings associations and their subsidiaries, must be deducted. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association. In assessing an institution's capital adequacy, the OTS takes into consideration not only the above numeric factors, but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets, provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased mortgage servicing rights included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). For purposes of the tangible capital requirement, adjusted total assets are calculated on the same basis as the leverage limit. As of June 30, 2001, the Bank was in compliance with these requirements. The balances maintain the same manner as core capital, except that all intangible assets must be deducted.

The risk-based requirement promulgated by the OTS pursuant to the HOLA, tracks the standard applicable to national banks, except that the OTS may determine to reflect interest rate and other risks not specifically included in the national bank standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the Office of the Comptroller of the Currency standard for national banks. The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes (a) cumulative perpetual preferred stock; (b) mutual capital certificates, income capital certificates and net worth certificates; (c) non-withdrawable accounts and pledged deposits to the extent not included in core capital; (d) perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and (e) general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. See Item 8. "Financial Statements and Supplementary Data - Footnote 9."

In determining the amount of risk-weighted assets, savings associations must assign balance sheet assets to one of four risk-weight categories, reflecting the relative credit risk inherent in the asset. Off-balance-sheet items are assigned to one of the four risk-weight categories after a credit conversion factor is applied.

The OTS adopted regulations intended to revise their 8% risk-based capital standards discussed above to take into account interest rate risk, concentration of risk, and the risk of non-traditional activities. Only savings associations with more than a normal level of interest rate risk are subject to these requirements. Specifically, savings associations with interest rate risk exposure in excess of 2% (measured in accordance with an OTS Model and Guidelines) must deduct an interest rate risk component from total capital prior to calculating their risk-based capital ratios. The interest rate risk component is calculated as one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the market value of the institution's assets. This deduction will have the effect of requiring savings associations with interest rate risk exposure of more than 2% to hold more capital than those with less than 2% exposure. On August 21, 1995, the OTS adopted and approved an appeal process, but delayed the interest rate risk capital deduction indefinitely.

Loans to One Borrower.

Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, a savings association may not make a loan or extend credit to a single borrower or group of related borrowers, on an unsecured basis, in an amount greater than 15% of its unimpaired capital and unimpaired surplus. An additional amount may be loaned not in excess of 10% of the savings association's unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. The OTS also may impose more stringent limits on an association's loans to one borrower, if it determines that such limits are necessary to protect the safety and soundness of the institution.

Qualified Thrift Lender Test.

Under HOLA, all savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it meets either (a) has invested at least 65% of its "portfolio assets" in qualified thrift investments and maintains this level of "qualified thrift investments" on a monthly average basis in the nine of every twelve months, or (b) the test for being a domestic building and loan association, as that term is defined in Section 7701(a) (19) of the Internal Revenue Code of 1986, as amended.

The term "portfolio assets" under the QTL test is defined as savings institutions total assets less the sum of: (i) certain intangibles, including goodwill and credit card rights, (ii) properties used to conduct business, and (iii) liquid assets (up to 20% total assets). The following asset may be included as "qualified thrift investments" without limit: (1) domestic residential housing or manufactured housing loans, (2) home equity loans and mortgage backed securities backed by residential housing and manufactured housing loans, (3) FHLB stock, (4) certain obligations of the FDIC and certain other related entities, and (5) education, small business, and credit card loans. In addition, the following assets, which may be included in the aggregate amount of up to 20% of portfolio assets, also constitute qualified thrift investments: (i) 50% of originated residential mortgage loans sold within 90 days of origination, (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities, (iii) 200% of certain loans to, and investment in, low cost one-to-four family housing, (iv) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low-and moderate- income families are not met, (v) other loans for churches, schools, nursing homes and hospitals, and (vi) personal, family, or household loans (other than education, small business, or credit card loans). At June 30, 2001, the Bank maintained approximately 97.5% of its portfolio assets in qualified thrift institutions and satisfied the QTL test in each of the previous 12 months.

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

These penalties , however, do not apply to a federal savings association, such as the Bank, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

Limitation on Capital Distributions.

OTS regulations impose limitations upon all capital distributions by savings institutions, including:

  cash dividends;
  payments to repurchase or otherwise acquire its shares;
  payments to stockholders of another institution in a cash-out merger; and
  other distributions charged against capital.

OTS rules establish three tiers of institutions, which are based primarily on an institution's capital level. Under OTS regulations, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net capital income for that year plus its retained net income for the prior two years without notice to, or the approval of the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, must file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision if it determined that the proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements as described above. See "Supervision and Regulation - Federal Regulation of Savings Institutions - Capital Requirements."

Liquidity.

During fiscal 2001, Congress eliminated the statutory liquidity requirement which required federally chartered savings associations to maintain a minimum amount of liquid assets between 4% and 10%, depending on economic conditions and savings flows of all savings associations. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure safe and sound operations.

Community Reinvestment Act and Fair Lending Laws.

Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas, (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals or businesses, and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA rating. In addition, in May 2000, the OTS proposed regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreement in place at this time.

A savings institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure of a savings association to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a "satisfactory" CRA rating under the current regulations in its most recent federal examination by the OTS.

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

Branching.

Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act, the Bank is authorized to branch on a nationwide basis. Branching by savings associations also is subject to other regulatory requirements, including compliance with the CRA and its implementing regulations.

Transactions with Related Parties.

The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with the Bank, including Northeast Bancorp and any non-savings institution subsidiaries) or to make loans to certain insiders of the Bank or Northeast Bancorp, is limited by Sections 23A and 23B of the Federal Reserve Act. OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Loans to Officers, Directors, and Principal Stockholders.

The Bank's authority to extend credit to any of the following persons currently is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board promulgated thereunder :

  an executive officer of a savings association;
  a director of a savings association;
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

Among other things, these provisions require that extensions of credit to such insiders be made on terms substantially the same as those prevailing on comparable transactions made to unaffiliated individuals, and that such extensions of credit do not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to such persons must first be approved in advance by a disinterested majority of a savings association's entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an insured institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) establishes additional limitations on loans to executive officers.

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

Service corporations are authorized to engage in a variety of pre-approved activities, some of which (e.g., securities brokerage and real estate development) are ineligible activities for the parent savings association. The OTS regulations implementing the service corporation authority contained in the HOLA also provide that activities reasonably related to the activities of a federally chartered savings association may be approved on a case-by-case basis by the Director of the OTS.

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

Enforcement.

Under the Federal Deposit Insurance Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliation parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or is likely to have more than a minimal loss or other significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $5,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such actions under certain circumstances.

Standards for Safety and Soundness.

The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement of 1994, the OTS and the bank regulatory agencies have adopted a set of general standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees, and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the act. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Further, the guidelines address (a) internal controls and information systems; (b) internal audit system; (c) credit underwriting; (d) loan documentation; (e) interest rate risk exposure; (f) asset growth; and (g) compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by these guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Insurance Activities.

The Bank generally is permitted to engage in certain insurance activities through its subsidiaries. In August 2000, the OTS and the other federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement that the consumer not purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations also would require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations, if adopted as proposed, would have a material impact on our operations.

Prompt Corrective Regulatory Action.

Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 4.0% or a leverage ratio that is less than 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized."

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notices that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of June 30, 2001, the Bank was considered to be well-capitalized.

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

For purposes of assessments of FDIC insurance premiums, the Bank is a well-capitalized institution as of June 30, 2001. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

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

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional banks. FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in that institution in an amount at least equal to the greater of: (a) 1% of the aggregate principal amount of the Bank's unpaid residential mortgage loans and similar obligations at the beginning of each year, (b) 0.390 of total assets, or (c) 5% of its advances from the FHLB of Boston.

Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Formerly, federal savings associations were required to be members of the FHLB System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

Federal Reserve System.

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). As of June 30, 2001, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Legislation.

Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and has increased competition among savings associations, commercial banks, and other financial institutions. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted, and there can be no assurance of the effect that any legislation that is enacted would have on Northeast Bancorp, the Bank, and its affiliates. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time and could adversely affect Northeast Bancorp, the Bank, and its affiliates.

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

  competitive pressure in the banking and financial services industry increasing significantly and, more particularly, competition in the Company's market areas as described under "Business -- Market for Services and Competition";

  changes in the interest rate environment which reduces margins, including those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition" and also may have a negative impact on the Company's interest rate exchange agreement;

  the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Conditions -- Results of Operations" as well as the federal income tax impact for recapture of pre-1988 tax bad debt reserve in the event the Bank's assets exceed $500 million;

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

  future acquisitions and the integration of acquired businesses and assets;

  changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

  the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

  unanticipated litigation, regulatory, or other judicial proceedings;

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

The Company's results are strongly influenced by general economic conditions in its market areas in the western, central, and mid-coastal regions of the State of Maine. The deterioration in these conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company's performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition," , " -- Results of Operations," and " -- Market Risk." Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see "Item 1. Business -- Lending Activities."

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name Age Position with Company and/or Bank
Name	Age	Position with Company and/or Bank
James D. Delamater	50	President and Chief Executive Officer (1)
A. William Cannan	59	Executive Vice President and Chief Operating Officer (1)
Philip C. Jackson	57	Senior Vice President of Bank Trust Operations
Gary Berlucchi	55	Senior Vice President of Bank - Operations
A. Daniel Keneborus	60	Senior Vice President of Bank - Commercial Lending
Marcel Blais	42	Senior Vice President of the Bank - Sales Manager
Suzanne Carney	34	Clerk

(1) Each of these individuals serves both the Company and the Bank in the same capacities as indicated above.

James D. Delamater has been President, Chief Executive Officer, and a director of the Company and the Bank since 1987. Mr. Delamater also serves as a director of the Acadia Group, Inc.

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

Effective August 15, 2001, Richard E. Wyman, Jr., resigned as the Chief Financial Officer. A. William Cannan currently is serving as the Acting Chief Financial Officer.

Part II

Item 5. Market Prices of Common Stock and Dividends Paid

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol "NBN". As of the close of business on September 19, 2001, there was approximately 2,579,188 of shares of common stock outstanding held by approximately 518 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 2001 and 2000.

2000 - 2001	High	Low	Div Pd
Jul 1- Sep 30	9.50	8.125	.063
Oct 1 - Dec 31	8.625	7.625	.063
Jan 1 - Mar 31	10.60	8.375	.063
Apr 1 - Jun 30	12.90	10.01	.063
1999 - 2000	High	Low	Div Pd
Jul 1- Sep 30	10.13	8.00	.053
Oct 1 - Dec 31	9.81	7.00	.053
Jan 1 - Mar 31	9.50	7.88	.063
Apr 1 - Jun 30	9.13	8.00	.063

On September 19, 2001, the last reported sale price of the Company's Common stock as quoted on AMEX was $12.30. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax consideration, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	_________________________________________
	2001	2000	1999	1998	1997
	_______	_______	_______	_______	_______
	(Dollars in thousands except for Per Share Data)
Selected Operations Data:
Interest income	$ 35,800	$ 32,406	$ 26,857	$ 24,283	$ 21,936
Interest expense	21,754	18,352	14,550	12,810	11,291
	_______	_______	_______	_______	_______
Net interest income	14,046	14,054	12,307	11,473	10,645
Provision for loan losses	781	1,072	610	706	614
Other operating income (1)	2,934	2,451	2,621	2,384	1,827
Net securities gains	148	84	95	288	259
Other operating expenses (2)	10,975	10,543	10,570	9,732	9,718
	_______	_______	_______	_______	_______

Income before income taxes	5,372	4,974	3,843	3,707	2,399
Income tax expense	1,888	1,764	1,433	1,303	909
	_______	_______	_______	_______	_______

Net income	$ 3,484	$ 3,210	$ 2,410	$ 2,404	$ 1,490

Consolidated Per Share Data(3):
Net income:
Basic	$ 1.32	$ 1.17	$ 0.88	$ 1.00	$ 0.63
Diluted	$ 1.30	$ 1.17	$ 0.86	$ 0.86	$ 0.56
Cash dividends	$ 0.25	$ 0.23	$ 0.21	$ 0.21	$ 0.21
Selected Balance Sheet Data:
Total assets	$ 431,298	$ 433,852	$ 364,383	$ 322,533	$ 284,077
Loans receivable	380,483	381,824	318,986	282,031	222,682
Deposits	274,136	259,982	219,364	184,024	172,921
Borrowings	115,222	129,801	104,569	105,433	81,793
Total stockholders' equity	30,445	28,126	26,683	25,140	22,096
Other Ratios:
Return on average assets	0.80%	0.79%	0.71%	0.83%	0.57%
Return on average equity	11.65%	11.59%	9.18%	10.35%	7.05%
Average equity to average total assets	6.84%	6.85%	7.73%	7.99%	8.09%
Common dividend payout ratio (3)	19.23%	19.66%	24.42%	24.42%	37.50%

(1) Includes fees for services to customers and sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses .
(3) Per share data include restatement to reflect (a) a 50% stock dividend paid in 1997 and
(b) adoption of FASB No. 128 "Earnings Per Share" and its retroactive application to 1997. The selected financial data for 1997 has been restated to include Cushnoc Bank's financial information in accordance with the pooling of interests accounting method due to a merger.

Item 7. Management's Discussion of Financial Condition and Results of Operations

Management's Discussion and Analysis

DESCRIPTION OF OPERATIONS

Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at June 30, 2001.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. Substantially all of the Bank's current income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the consolidated financial condition of the Company and its Subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations for the fiscal years ended June 30, 2001, 2000, and 1999. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.

FINANCIAL CONDITION

The overall strategy of the Company is to increase the core earnings of the Bank by the development of strong net interest margins and non-interest fee income, by increasing deposits through a larger market area as well as increasing sales in the Company's financial services department.

The state of Maine's economy, in which the Company operates, including the south central and mid-coast region of Cumberland, Androscoggin and Sagadahoc counties, has experienced moderate growth over the previous three years and the banking business has become increasingly competitive. The Bank's major competitors for deposits and loans consist primarily of other Maine-based banks, regional and money center banks, and non-bank financial institutions. Many of the Bank's competitors are larger in size and, consequently, possess greater financial resources. The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. The Company believes that the local character of the Bank's business and its "community bank" management philosophy enhances its ability to compete in its market areas. The Company has enhanced its product lines and now provides a wide range of financial services such as loans and deposits, brokerage services through its relationship with Commonwealth Financial Services, Inc., employee retirement benefits and trust services through the Bank's trust department, and insurance products through its affiliation with local insurance agencies.

The Company believes that its level of capital is adequate for its current operations and will support future growth and development. As of June 30, 2001, the Company's total equity represents 7.06% of its total assets. The Company's total assets as of June 30, 2001 was $431,298,186; a decrease of $2,554,260 from June 30, 2000. This decrease in total assets was primarily the result of a decrease in portfolio loans and in available for sale securities. The Bank experienced a reduction in loan volume during the 2001 fiscal year due to a decrease in real estate mortgage and consumer loans, which was partially offset by the increase in commercial loans. Available for sale securities decreased due to increased principal payments and scheduled maturities on the Bank's mortgage-backed securities portfolio.

Cash and cash equivalents increased by $1,410,322 at June 30, 2001 compared to June 30, 2000. The increase in cash equivalents was primarily the result of the timing of cash items clearing through the Federal Reserve.

The Bank's loan portfolio had a balance of $380,482,812 as of June 30, 2001, or approximately 88% of total assets, which represents a decrease of $1,341,289 as compared to June 30, 2000. From June 30, 2000 to June 30, 2001, the loan portfolio decreased by $4,065,576 in real estate mortgage loans and $1,201,526 in consumer and other loans, and increased by $3,925,813 in commercial loans. Loans held for sale increased by $1,084,885 from June 30, 2000 to June 30, 2001 due to a larger volume of borrowers refinancing, much of which occurred in the fourth quarter in 2001. In March 2001, the Bank sold $5,327,307 of indirect auto loans, in which the Bank recorded a gain of $172,237. The Bank anticipates holding approximately $20,000,000 of indirect auto loans in its portfolio and currently holds $19,908,626 as of June 30, 2001. The Bank continues to originate indirect auto loans and the Bank has continued to build relationships with other institutions for future sales of the indirect auto loans it originates. The loan portfolio contains elements of credit and interest rate risk. The Bank historically has loaned within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local lending environment and customer response to favorable secondary market rates has had an adverse affect on the Bank's ability to increase the residential real estate mortgage loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets. The Bank has experienced margin compression due to the competitive loan and deposit environment. The Bank anticipates that the margin compression will continue for the foreseeable future until the rates on its cost of funds decrease in the current declining interest rate environment.

At June 30, 2001, residential real estate mortgages made up 50% of the total loan portfolio, of which 34% of the residential loans are variable rate products. At June 30, 2000, residential real estate mortgages made up 52% of the total loan portfolio, of which 37% of the residential loans were variable rate products. Variable rate residential loans have decreased during fiscal 2001, when compared to 2000, due to the increased market demand for fixed rate loans. Many of the fixed rate residential mortgages were sold to the secondary market.

At June 30, 2001, 19% of the Bank's total loan portfolio is commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 89% of the portfolio consists of variable rate products. At June 30, 2000, commercial real estate mortgages made up 17% of the total loan portfolio, in which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market areas as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 12% of the total loan portfolio at June 30, 2001. Variable rate loans comprise 51% of this loan portfolio at June 30, 2001. At June 30, 2000 commercial loans made up 11% of the total loan portfolio, of which 43% of the balance was variable rate instruments. The credit loss exposure on commercial loans is highly dependent on the cash flow of the customers' business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans make up 19% of the total loan portfolio as of June 30, 2001, which compares to 20% at June 30, 2000. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The decrease in consumer loans was primarily due to the sale in indirect automobile loans. Indirect automobile and mobile home loans together comprise approximately 84% of the total consumer loans. The consumer loan department underwrites all the automobile dealer finance and mobile home loans to protect credit quality. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,778,000 as of June 30, 2001 versus $3,498,000 as of June 30, 2000, representing 0.99% and 0.92% of total loans, respectively. The increase in the allowance for loan losses in 2001 was primarily due to the rise in delinquencies and non-performing loans that occurred during fiscal 2001. The Bank had non-performing loans totaling $3,629,000 and $1,178,000 at June 30, 2001 and 2000, which was 0.95% and 0.31% of total loans, respectively. The increase in 1-4 family and commercial mortgage non-performing loan balances were due to the addition of four 1-4 family mortgages and one commercial mortgage to the Bank's non-performing loans. The additional non-performing commercial mortgage loan has a balance of approximately $1,300,000, at June 30, 2001 and has a government guarantee on 90% of its balance. Due to the government guarantee, the Bank's risk of loss is limited to 10% of any losses on this loan. Any losses actually incurred will be covered by the Bank's specific reserve for this loan. Non-performing loans and assets acquired represented 0.93% and 0.34% of total assets at June 30, 2001 and 2000, respectively. Non-performing loans are generally loans ninety days delinquent or greater for which the Bank does not accrue interest income. The Bank's allowance for loan losses was equal to 104% and 297% of total non-performing loans at June 30, 2001 and 2000, respectively. The following table represents the Bank's non-performing loans as of June 30, 2001 and 2000:

Description _____________________________________	June 30, 2001 ____________	June 30, 2000 ____________
1-4 Family Mortgages	$ 577,000	$ 191,000
Commercial Mortgages	2,139,000	650,000
Commercial Loans	523,000	152,000
Consumer and Other	390,000 ____________	185,000 ____________
Total non-performing	$ 3,629,000 ===========	$ 1,178,000 ===========

At June 30, 2001, the Bank had approximately $448,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $1,978,000 when compared to the $2,426,000 at June 30, 2000. The decrease was primarily due to the payoff in 2001 of a substandard commercial real estate loan with an outstanding principal balance of approximately $1,500,000 at June 30, 2000. This commercial real estate loan was well collaterallized and the Bank did not incur any financial loss on this loan. The Bank's delinquent loans, as a percentage of total loans, increased from June 30, 2000 to June 30, 2001, primarily as a result of the addition of a new commercial loan with a principal balance of $600,000 becoming delinquent as well as the large guaranteed commercial mortgage loan discussed above. Although delinquent and non-performing loans have increased during the fiscal year, management considers the percentages to be low and in control, as compared to industry data and historical information.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

06/30/01 ____________	06/30/00 ___________	06/30/99 ___________	06/30/98 ___________
1.53%	0.85%	0.76%	1.09%

At June 30, 2001, loans classified as non-performing included $544,025 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.39% as of June 30, 2001.

The level of the allowance for loan losses as a percentage of total loans increased to 0.99% at June 30, 2001 as compared to 0.92% at June 30, 2000, while the level of the allowance for loan losses as a percentage of total non-performing loans decreased as total non-performing loans increased from June 30, 2001 compared to June 30, 2000. Classified loans also are considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate. Net charge-offs for the Bank were $500,846, $497,949, and $664,017, for the years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively.

At June 30, 2001, total impaired loans were $3,311,240, of which $1,987,699 had related allowances of $515,704. This compares to total impaired loans of $1,164,349, of which $81,341 had related allowances of $30,000, at June 30, 2000. During the year ended June 30, 2001, the income recognized related to impaired loans was $36,781 and the average balance of outstanding impaired loans was $1,963,065. This compares to income recognized related to impaired loans of $22,648 and the average balance of impaired loans of $914,493 at June 30, 2000. The Bank recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

On a regular and ongoing basis, management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of loan loss allowance. The process of evaluating the allowance involves a high degree of management judgement. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was on May 14, 2001. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

At June 30, 2001, the Bank had a total of $385,077 in acquired assets as compared to $278,010 as of June 30, 2000. The Bank has an allowance for losses that was established to provide for declines in values and to consider estimated selling costs. The allowance for losses on acquired assets totaled $21,194 at June 30, 2001 versus $28,455 at June 30, 2000. The Company provided for this allowance through a charge against earnings of $24,000 for each year ended June 30, 2001 and 2000. In 2001 and 2000, write-downs of acquired assets totaled $31,261 and $23,270, respectively. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state the portfolio at lower of cost, or fair value less estimated selling costs.

At June 30, 2001 and 2000, the Company's investment portfolio totaled $20,172,844 and $23,159,039, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. The Company's entire investment portfolio was classified as available for sale at June 30, 2001 and 2000. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at June 30, 2001 was $20,442,116 and $20,172,844, respectively. The decrease of $2,986,195 in securities available for sale, from June 30, 2000 to June 30, 2001, was primarily due to the decrease in mortgage-backed securities from principal payments and scheduled maturities. The carrying value was $269,272 less than the cost of the securities at June 30, 2001. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying companies' profitability. Based on management's assessment of the securities portfolio in fiscal 2001, 2000 and 1999, there have been other than temporary declines in values of individual equity securities in the amounts of $105,643, $60,000, $95,728, respectively. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statements of income.

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

Total deposits were $274,135,778 and securities sold under repurchase agreements were $8,818,799 as of June 30, 2001. These amounts represent an increase of $14,153,966 and a decrease of $4,291,366, respectively, as compared to June 30, 2000. The increase in deposits was primarily due to the increase in time and demand deposits. The increase in time deposits was attributable to various special rate offerings as well as normal growth from the branch market areas. Brokered CD's represented $26,001,690 of total deposits at June 30, 2001, which decreased by $11,503,451 compared to the $37,505,141 balance at June 30, 2000. During the June 30, 2000 quarter, the Bank issued two structured brokered CD's at $10 million each. The first CD offering was for a ten-year term with a one-year call option at a fixed rate of 7.75%. The Bank then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.75% and pay a variable rate at the one-month Libor rate. The second CD offering was for a five year six month term with a one-year call option at a fixed rate of 7.50%. The Bank then entered into an interest rate exchange agreement with a third party to receive a fixed rate of interest at 7.50% and pay a variable rate at the three-month Libor rate. The Bank entered into these transactions as an alternative to short-term borrowings at the FHLB. These brokered CD's were utilized to fund loan growth as well as to decrease FHLB short term advances. During fiscal 2001 the one-year call option on both of the structured brokered CDs and the interest rate exchange agreements were exercised, which was the primary reason for the reduction in brokered CDs.

Total borrowings from the FHLB were $108,048,723 as of June 30, 2001, which represents a decrease of $14,579,082 as compared to June 30, 2000. The cash received from the increase in Bank deposits were utilized to reduce FHLB advances. Certain mortgage loans, free of liens, pledges and encumbrances, investment securities not otherwise pledged, FHLB overnight deposits and the Company's FHLB stock have been pledged under a blanket agreement to secure these borrowings.

CAPITAL RESOURCES & LIQUIDITY

Liquidity is defined as the ability of the Bank to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise operate on an ongoing basis. The Bank's primary sources of funds are its interest bearing deposits, cash and due from banks, deposits with the FHLB, certificates of deposit, loan payments and prepayments and other investments maturing in less than two years as well as securities available for sale. In addition, the Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's long-term advance availability, subject to the satisfaction of certain conditions, is approximately $30,000,000 over and above the 2001 end-of-year advances. The Company's ability to access the principal sources of liquid funds listed above is immediate and adequate to support the Company's needs.

Cross selling strategies are employed by the Bank to develop deposit growth. Deposit interest rates have also become very competitive during fiscal 2001. Like other companies in the banking industry, the Bank will still be challenged to maintain and or increase its core deposit base because customers have many choices on where to invest their money.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock. Also in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of its common stock. Under the common stock repurchase plans, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the open market is a good investment and use of its funds. As of June 30, 2001, the Company has repurchased $1,975,297 of its common stock. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchase of its common stock has had a positive effect on diluted earnings per share during fiscal 2001, as such repurchases have reduced the number of common shares outstanding.

NBN Capital Trust, a subsidiary of the Company, has $7,172,998 of trust preferred securities outstanding at June 30, 2001. These trust preferred securities pay distributions to the securities holders quarterly at an annual rate of 9.60%. The trust preferred securities are redeemable on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company incurred approximately $706,000 of interest costs for the year ended June 30, 2001 on these securities. The Company will incur similar interest costs each fiscal year until the trust preferred securities mature or are redeemed.

Various employees exercised company stock options during fiscal 2001 and 2000, in the amount of 2,500 and 16,500 shares, respectively. The proceeds from the exercised options were utilized as general working capital and contributed to the growth of the Company's total equity. As of June 30, 2001, 238,000 shares of unissued common stock were reserved for issuance pursuant to stock options.

The total equity to total assets ratio of the Company was 7.06% as of June 30, 2001, 6.48% as of June 30, 2000 and 7.32% at June 30, 1999. Book value per common share was $11.83 as of June 30, 2001, $10.40 as of June 30, 2000 and $9.64 at June 30, 1999.

The Company's net cash provided by operating activities was $3,411,505, representing a $1,885,224 decrease as compared to June 30, 2001. The decrease in net cash provided by operating activities was primarily due to the increase in loans held for sale. Net cash provided by investing activities increased primarily due to the reduction in loan volume and the decrease in available for sale securities purchased. Net cash provided by financing activities decreased primarily due to the decrease in deposit growth, repurchase agreements, and the repayment of advances to the FHLB. The increase in net cash from investing activities more than offset the decrease in operating and financing activities. Overall, the Company's cash position increased by $1,410,322 in fiscal 2001 when compared to fiscal 2000.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of June 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category. Regulatory capital requirements are also discussed and illustrated in footnote 9 of the consolidated financial statements.

RESULTS OF OPERATIONS

Net income for the year ended June 30, 2001 was $3,483,901 as compared to $3,209,722 for the year ended June 30, 2000 and $2,410,452 for the year ended June 30, 1999. Basic and diluted earnings per share were $1.32 and $1.30, respectively for the year ended June 30, 2001. The increase in basic and diluted earnings per share when compared to June 30, 2000 was due to the increase in net income and the effect of the repurchase of common stock under the Company's stock buy-back plan, which reduced the number of shares outstanding. Basic and diluted earnings per share were $1.17, for the year ended June 30, 2000 and $0.88 and $0.86, respectively for the year ended June 30, 1999. The increase in net income for the year ended June 30, 2001, when compared to June 30, 2000, was primarily due to the increase in non-interest income and the reduction in provision for loan losses, which was offset, in part, by the increase in operating expenses. The increase in net income for the year ended June 30, 2000, when compared to June 30, 1999, was primarily due to the increase in net interest income, which was offset, in part, by the decrease in non-interest income and the increase in provision for loan losses. The Company's overall return on average assets ("ROAA") was 0.80% for the year ended June 30, 2001, 0.79% for the year ended June 30, 2000, and 0.71% for the year ended June 30, 1999.

Total interest income for the fiscal years ended June 30, 2001, 2000 and 1999 was $35,799,931, $32,405,984, and $26,856,793, respectively. The Company's net interest income for the years ended June 30, 2001, 2000 and 1999 was $14,046,235, $14,053,532, and $12,306,551, respectively. Net interest income for fiscal 2001 decreased $7,297, compared to the amount at June 30, 2000 as a result of increased interest expense. Total interest and dividend income increased $3,393,947 for the year ended June 30, 2001 compared to the year ended June 30, 2000, resulting primarily from an increase of average balances and rates on loans. Total interest expense increased approximately $3,401,244 for the twelve months ended June 30, 2001 primarily as a result of the increased average balances on deposits as well as the increase in rates on deposits and borrowings. The changes in net interest income, as explained above, are also presented in the schedule that follows.

Northeast Bancorp Rate/Volume Analysis for the Year Ended June 30, 2001 versus June 30, 2000
	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 100,966	$ 7,487	$ 108,453
Loans, net	2,535,584	667,462	3,203,046
FHLB Deposits & Other	76,385 ____________	6,063 ____________	82,448 ____________
Total Interest Earning Assets	2,712,935	681,012	3,393,947

Deposits	1,701,822	1,046,280	2,748,102
Repurchase Agreements	(7,978)	(21,756)	(29,734)
Borrowings	(36,666) ____________	719,542 ____________	682,876 ____________
Total Interest-Bearing Liabilities	1,657,178 ____________	1,744,066 ____________	3,401,244 ____________
Net Interest Income	$ 1,055,757 ===========	$ (1,063,054) ===========	$ (7,297) ===========

Rate/Volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities and FHLB advances.

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

Northeast Bancorp Rate/Volume Analysis for the Year Ended June 30, 2000 versus June 30, 1999
	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 454,986	$ 136,967	$ 591,953
Loans, net	4,985,554	62,917	5,048,471
FHLB Deposits & Other	(124,193) ____________	32,960 ____________	(91,233) ____________
Total Interest Earning Assets	5,316,347	232,844	5,549,191

Deposits	1,715,372	(50,086)	1,665,286
Repurchase Agreements	230,254	(246)	230,008
Borrowings	1,460,113 ____________	446,803 ____________	1,906,916 ____________
Total Interest-Bearing Liabilities	3,405,739 ____________	396,471 ____________	3,802,210 ____________
Net Interest Income	$ 1,910,608 ===========	$ (163,627) ===========	$ 1,746,981 ===========

Rate/Volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities, FHLB advances and note payable.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that represents the potential changes in interest rates and those changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly liability sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank with its mix of interest-earning assets and interest-bearing liabilities will generally experience a contraction in its net interest margins during a period of increasing rates.

Approximately 23% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index and 17% of other loans in the Bank's portfolio that are based on short-term rate indices such as the one-year treasury bill. Interest income on these existing loans will increase as the prime rate and short-term indices increases. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Company has experienced net interest margin compression, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank, and loan volume.

The provision for loan losses for the fiscal year ended June 30, 2001 was $780,846, as compared to $1,071,949 and $610,017 for the fiscal years ended June 30, 2000 and 1999, respectively. The Company experienced strong loan growth during fiscal 2000 particularly in the commercial and consumer loan portfolios. However, these types of loans have additional credit risk as compared to real estate mortgage loans. Due to the increase in these types of loans, the Bank increased its provision for loan losses during fiscal 2000 to maintain its allowance for loan losses as a percentage of total loans, when compared to fiscal 1999. The Company did not experience similar loan growth in fiscal 2001, and as a result did not provide similar increases to the provision for loan losses because management did not deem it necessary. Net charge-offs amounted to $500,846 during fiscal 2001 versus $497,949 and $664,017 for 2000 and 1999, respectively. The Bank intends to continue to aggressively manage the non-performing assets, through sales, workouts and charge-offs, to reduce the amount of non-performing assets.

Non-interest income was $3,081,705 for the year ended June 30, 2001, an increase of $546,760 when compared to non-interest income of $2,534,945 for the year ended June 30, 2000. Non-interest income was $2,534,945 for the year ended June 30, 2000, a decrease of $181,407 when compared to non-interest income of $2,716,352 for the year ended June 30, 1999. All areas of non-interest income increased in fiscal 2001 when compared to fiscal 2000 except loan servicing fees. The decrease in non-interest income in fiscal 2000, when compared to fiscal 1999 was primarily due to the decrease in gain on sales of loans which was offset, in part, by the increase in service fees and other income.

Included in non-interest income were service charges and fees for other services, which totaled $1,113,760 for the year ended June 30, 2001, $1,034,617 for the year ended June 30, 2000 and $948,765 for June 30, 1999. The increase in service charges and fees at June 30, 2001, when compared to June 30, 2000 and at June 30, 2000, when compared to June 30, 1999, was primarily due to fees generated from the increase in loan and deposit balances.

Net securities gains were $147,742, $84,022 and $94,865 for fiscal 2001, 2000 and 1999, respectively. Net security gains were higher in fiscal 2001 than fiscal 2000 and 1999. The primary reason for the increase in net security gains during fiscal 2001 was that the Company sold more of its available for sale securities in fiscal 2001 than fiscal 2000 and 1999.

Gains on the sale of loans amounted to $393,018 for fiscal 2001 and were an increase of $172,064 compared to the $220,954 gains on the sale of loans in fiscal 2000. Gains on the sale of loans amounted to $220,954 for fiscal 2000 and were a decrease of $596,130 compared to $817,084 for fiscal 1999. The increase in gain on sale of loans in fiscal 2001, when compared to 2000 was due to the sale of $5,327,307 of indirect auto loans, in which the Bank recorded a gain of $172,237. The decrease in gain on sale of loans in fiscal 2000, when compared to 1999 was due to decreased sales of approximately $13,133,000 in qualified 1-4 family mortgage loans to Freddie Mac. The decrease in loan sale volume was due to the Federal Reserve increasing its rates during fiscal 2000. In addition in fiscal 1999, loans were sold from the Bank's portfolio to improve its asset/liability management position while at the same time taking advantage of market prices, which also accounted for part of the increase in gain on sale of loans. The Company's loan sales activity is dependent on market interest rates as well as local competition. The Company receives income from servicing mortgage loans for others. The outstanding balance of such loans decreased from approximately $52,410,000 at June 30, 2000 to $48,540,000 at June 30, 2001.

Other income was $1,341,570 for the year ended June 30, 2001, an increase of $287,832 when compared to June 30, 2000. Other income was $1,053,738 at June 30, 2000, an increase of $358,911, when compared to June 30, 1999. The increase in other income for fiscal 2001 and 2000 was primarily due to an increase in income generated from the Bank's trust department, insurance division and revenue generated from brokerage services offered to customers through the Bank's relationship with Commonwealth Financial Services, Inc.

Total non-interest expense for the Company was $10,975,264 for fiscal 2001, $10,543,085 for fiscal 2000, and $10,569,843 for fiscal 1999. Total non-interest expense increased by $432,179 in fiscal 2001 as compared to fiscal 2000 due, in part, to an increase of $337,367 in compensation expense primarily due to (I) the increase in commissions paid to brokers in the investment sales division due to growth in sales revenue, (II) increased costs associated with the Company's normal growth, and (III) increases in the Company's health insurance and benefit costs. This increase was offset, in part, by the decrease in occupancy expense by $39,683 due to previous branch closures and the decrease in equipment expense by $58,958. Equipment expenses were reduced in 2001 because the one time expenses in 2000 which were incurred in connection with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system were not duplicated in 2001. Other expenses increased by $197,769 during fiscal 2001, when compared to fiscal 2000. The increase in other expenses in fiscal 2001 were primarily due to an increase in professional fees and printing expenses associated with regulatory changes as well as increased advertising expenses.

Total non-interest expense decreased by $26,758 for fiscal 2000 as compared to fiscal 1999 due, in part, to the following items: (I) compensation expense increased by $435,204 a result of increased commissions paid to brokers in the investment sales division due to growth in sales revenue as well as increased costs associated with the Company's normal growth and increases in its health insurance and benefit costs and (II) equipment expense increased by $83,556 due to the expenses associated with opening the new Lewiston branch as well as the conversion of the mainframe hardware and software and tele-communication system. These increases were offset, in part, by the decrease in occupancy expense by $63,183 due to the closing of the Bangor Street branch in Augusta, Me. Other expenses decreased by $473,626 during fiscal 2000, when compared to fiscal 1999. The decrease in fiscal 2000 was primarily due to the additional one-time expenses the Company incurred during fiscal 1999 for professional fees and other various expenses incurred in expanding the Company's operations and upgrading its technology resources. The Company decided in the fourth quarter of fiscal 1999 to dissolve the First New England Benefits (FNEB) division. FNEB was a pension and 401-k administration company and was purchased by the Company in 1993. The FNEB division was dissolved because the division could not attain sufficient growth to meet revenue expectations. Due to the closure of FNEB the Company experienced one-time pretax expenses of $290,133 for goodwill, receivables and fixed asset write-offs as well as approximately $140,000 in pretax other general business expenses related to the operations of FNEB during fiscal 1999.

The Company's income tax expense increased by $124,208 for the year ended June 30, 2001, when compared to the year ended June 30, 2000. The increase in income tax expense is due to increased earnings before tax. The Company's income tax expense increased by $331,130 for the year ended June 30, 2000, when compared to the year ended June 30, 1999. The increase in income tax expense is due to increased earnings before tax.

ADOPTION OF ACCOUNTING STANDARD

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. During fiscal 2000, the Company entered into two interest rate exchange agreements to manage and hedge its interest rate exposure with respect to a portion of its certificates of deposit. The total notional principal amount of the interest rate exchange agreements outstanding at June 30, 2000 was $20,000,000. These interest rate exchange agreements qualified for hedge accounting. The adoption of these Statements did not result in a cumulative effect of an accounting change or necessitate any transition adjustment. The interest rate exchange agreements and certificates of deposit were both called during fiscal 2001. No such agreements are outstanding at June 30, 2001. The adoption of these Statements did not have a significant effect on the Company's financial position, liquidity or results of operations. The adoption of this accounting pronouncement is more fully described in footnote 15 in the Company's notes to its consolidated financial statements.

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125 (Statement 140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial component approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 was effective for transfers and servicing assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a significant effect on the Company's financial position, liquidity or results of operations.

MARKET RISKS

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

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. In recent years, the focus has been to originate adjustable rate residential and commercial real estate loans, which reprice or mature more quickly than fixed-rate real estate loans. The Company also originates adjustable-rate consumer loans and commercial business loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. The Company is slightly liability sensitive and management considers the Bank's assets and liabilities well matched.

The table that follows presents in tabular form contractual balances of the Company's on balance sheet and off balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet and off balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 2001, with comparative summary balances for 2000. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty-four months. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The interest rate table for loans reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows: fiscal year 2002 $99,275,805, fiscal year 2003 $13,234,184, fiscal year 2004 $13,626,983, fiscal year 2005 $11,830,020, fiscal year 2006 $9,603,592, and fiscal years thereafter $3,107,768. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 2001.

The fair value of interest bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximates the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of trust preferred securities are based on comparisons to similar contracts at year-end.

There have been no substantial changes in the Company's market risk from the preceding year, other than the fair value of the Company's loans and the assumptions are consistent with prior year assumptions. The fair value of the Company's loans improved at June 30, 2001 when compared to June 30, 2000. A large percentage of the Company's loan portfolio was in fixed rate loans during fiscal 2001. As interest rates decreased during the fiscal year, the loan portfolio improved in value due to the fixed coupon rates in the portfolio being better than current market rates.

Market Risk
June 30, 2001
($ In Thousands)

	Expected Maturity Date
							2001	2001	2000	2000
	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	Thereafter	Total	Fair Value	Total	Fair Value

Financial Assets:

Interest Bearing Deposits
Variable Rate	$ --	$ --	$ --	$ --	$ --	$ 4,594	$ 4,594	$ 4,594	$ 4,782	$ 4,782
Weighted Average Interest Rate	--	--	--	--	--	3.90%	3.90%		6.72%
Available for Sale Securities	3,991	2,681	3,098	3,256	3,575	3,841	20,442	20,173	24,335	23,159
Weighted Average Interest Rate	6.80%	6.84%	6.80%	6.83%	6.84%	6.84%	6.83%		6.91%
FHLB Stock (1)	--	--	--	--	--	6,645	6,645	6,645	6,645	6,645
Weighted Average Interest Rate	--	--	--	--	--	6.25%	6.25%		7.50%
Loans Held For Sale
Fixed Rate	1,167	--	--	--	--	--	1,167	1,187	82	84
Weighted Average Interest Rate	6.58%	--	--	--	--	--	6.58%		7.00%
Loans
Fixed Rate Loans	21,012	21,889	29,100	34,607	33,989	86,614	227,211	223,187	229,954	208,367
Weighted Average Interest Rate	9.04%	9.36%	9.41%	9.37%	9.37%	8.69%	9.09%		8.97%
Variable Rate Loans	28,644	15,140	18,440	19,454	21,261	46,555	149,494	150,382	148,372	147,882
Weighted Average Interest Rate	8.18%	8.51%	8.52%	8.55%	8.58%	8.66%	8.51%		9.23%
Interest Receivable	2,403	--	--	--	--	--	2,403	2,403	2,404	2,404

Financial Liabilities:

NOW/Money Market/Savings	--	--	--	--	--	57,913	57,913	57,913	56,592	56,592
Weighted Average Interest Rate	--	--	--	--	--	2.28%	2.28%		2.74%
Time Deposits	145,218	37,753	2,819	2,918	1,120	72	189,900	191,365	181,618	181,094
Weighted Average Interest Rate	6.12%	5.42%	5.53%	6.38%	5.76%	6.22%	5.97%		6.15%
Repurchase Agreements
Fixed Rate	8,819	--	--	--	--	--	8,819	8,819	13,111	13,111
Weighted Average Interest Rate	2.66%	--	--	--	--	--	2.66%		4.18%
FHLB Advances
Fixed Rate	38,105	8,722	18,222	2,000	26,000	15,000	108,049	110,240	122,628	121,484
Weighted Average Interest Rate	5.18%	5.52%	5.73%	6.65%	6.74%	5.24%	5.71%		6.47%
Junior Subordinated Debentures
Fixed Rate	--	--	--	--	--	7,173	7,173	7,224	7,173	6,660
Weighted Average Interest Rate	--	--	--	--	--	9.60%	9.60%		9.60%

Off Balance Sheet Instruments:

Interest rate exchange agreements
in a net receivable position
Fixed Rate	--	--	--	--	--	--	--	--	140	296
Weighted Average Interest Rate	--	--	--	--	--	--	--		7.74%

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

RECENT ACCOUNTING DEVELOPMENTS

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

    Eliminates the pooling method for accounting for business combinations.
    Requires that intangible assets that meet certain criteria be reported separately from goodwill.
    Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

    Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life
    Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

    Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.
    Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Item  7A.     Quantiture and Qualitative Disclosure about Market Risk

                See " - Market Risks" and accompanying table set forth in Item 7 above.

Item  8.       Financial Statements and Supplementary Data

        a.      Financial Statements Required by Regulation S-X

INDEPENDENT AUITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine                                                                     Baker Newman & Noyes
August 3, 2001                                                                      Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and 2000

ASSETS
	2001 ____________	2000 ____________
Cash and due from banks	$ 9,594,668	$ 7,996,321
Interest bearing deposits	507,597	488,622
Federal Home Loan Bank overnight deposits (note 7)	4,086,000 ____________	4,293,000 ____________
Total cash and cash equivalents	14,188,265	12,777,943
Available for sale securities, at market value (notes 2, 7 and 8)	20,172,844	23,159,039
Loans held for sale	1,166,775	81,890
Loans receivable (notes 3 and 7):
Mortgage loans:
Residential real estate	185,985,453	194,287,520
Construction loans	6,574,545	10,999,414
Commercial real estate	68,568,711 ____________	61,924,339 ____________
Total mortgage loans	261,128,709	267,211,273

Commercial loans	45,438,422	41,518,623
Consumer and other loans	72,777,245 ____________	74,027,771 ____________
	379,344,376	382,757,667

Undisbursed portion of construction loans	(1,696,402)	(3,593,553)
Net deferred loan origination costs	2,834,838 ____________	2,659,987 ____________
	380,482,812	381,824,101
Less allowance for loan losses	3,778,000 ____________	3,498,000 ____________
Net loans	376,704,812	378,326,101
Premises and equipment - net (note 4)	4,118,587	4,397,768
Acquired assets - net (note 5)	385,077	278,010
Accrued interest receivable - loans	2,190,566	2,149,846
Accrued interest receivable - investments	212,258	253,868
Federal Home Loan Bank stock, at cost (note 7)	6,644,500	6,644,500
Goodwill, net of accumulated amortization of $2,211,105 in 2001 and $1,936,846 in 2000	913,829	1,188,088
Other assets (notes 13 and 19)	4,600,673 ____________	4,595,393 ____________
Total assets	$ 431,298,186 ===========	$ 433,852,446 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
	2001 ____________	2000 ____________
Liabilities:
Deposits (note 6):
Demand	$ 26,323,105	$ 21,772,073
NOW	30,957,847	29,250,094
Money market	6,601,435	6,339,360
Regular savings	20,353,424	21,002,599
Brokered time deposits	26,001,690	37,505,141
Certificates of deposit under $100,000	128,179,846	116,080,981
Certificates of deposit $100,000 or more	35,718,431 _____________	28,031,564 _____________
Total deposits	274,135,778	259,981,812
FHLB borrowings (note 7)	108,048,723	122,627,805
Securities sold under repurchase agreements (notes 2 and 8)	8,818,799	13,110,165
Other liabilities	2,676,871 _____________	2,833,188 _____________
Total liabilities	393,680,171	398,552,970
Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (note 19)	7,172,998	7,172,998
Commitments and contingent liabilities (notes 14 and 15)
Stockholders' equity (notes 2, 9, 10, 11, 13 and 14):
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized and none issued and outstanding	--	--
Common stock, $1 par value, 15,000,000 shares authorized; 2,786,095 and 2,786,095 shares issued and 2,572,938 and 2,682,527 shares outstanding at June 30, 2001 and 2000, respectively	2,786,095	2,786,095
Additional paid-in capital	10,267,067	10,265,909
Retained earnings	19,544,871	16,722,474
Accumulated other comprehensive income (loss)	(177,719)	(776,174)
Treasury stock, 213,157 shares at June 30, 2001 and 103,568 shares at June 30, 2000 at cost	(1,975,297) _____________	(871,826) _____________
Total stockholders' equity	30,445,017 _____________	28,126,478 _____________
Total liabilities and stockholders' equity	$ 431,298,186 ============	$ 433,852,446 ============

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2001, 2000 and 1999
	2001 ___________	2000 ____________	1999 ____________
Interest and dividend income:
Interest on loans	$ 33,430,104	$ 30,227,058	$ 25,178,587
Interest on Federal Home Loan Bank overnight deposits	320,846	242,386	328,981
Interest and dividends on available for sale securities	1,532,659	1,485,774	957,558
Dividends on Federal Home Loan Bank stock	489,550	427,982	364,245
Other interest and dividend income	26,772 ____________	22,784 ____________	27,422 ____________
Total interest and dividend income	35,799,931	32,405,984	26,856,793
Interest expense:
Deposits (note 6)	13,093,685	10,345,583	8,680,297
Repurchase agreements	539,830	569,564	339,556
Borrowed funds	7,414,100	7,010,715	5,530,389
Trust preferred securities	706,081 ____________	426,590 ____________	-- ____________
Total interest expense	21,753,696 ____________	18,352,452 ____________	14,550,242 ____________
Net interest income before provision for loan losses	14,046,235	14,053,532	12,306,551
Provision for loan losses (note 3)	780,846 ____________	1,071,949 ____________	610,017 ____________
Net interest income after provision for loan losses	13,265,389	12,981,583	11,696,534
Noninterest income:
Fees and service charges on loans	320,705	302,953	288,720
Fees for other services to customers	793,055	731,664	660,045
Net securities gains (note 2)	134,875	75,175	84,133
Gain on trading activities	12,867	8,847	10,732
Gain on sales of loans	393,018	220,954	817,084
Loan servicing fees	85,615	141,614	160,811
Other income	1,341,570 ____________	1,053,738 ____________	694,827 ____________
Total noninterest income	3,081,705	2,534,945	2,716,352
Noninterest expense:
Salaries and employee benefits (note 14)	5,661,743	5,324,376	4,889,172
Occupancy expense (note 4)	872,220	911,903	975,086
Equipment expense (note 4)	913,021	971,979	888,423
FDIC insurance expense	50,416	54,732	63,441
Other (notes 2 and 12)	3,477,864 ____________	3,280,095 ____________	3,753,721 ____________
Total noninterest expense	10,975,264 ____________	10,543,085 ____________	10,569,843 ____________
Income before income taxes	5,371,830	4,973,443	3,843,043
Income tax expense (note 13)	1,887,929 ____________	1,763,721 ___________	1,432,591 ___________
Net income	$ 3,483,901 ==========	$ 3,209,722 ==========	$ 2,410,452 ==========
Earnings per common share (notes 10 and 14):
Basic	$ 1.32	$ 1.17	$ .88
Diluted	$ 1.30	$ 1.17	$ .86

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

Years Ended June 30, 2001, 2000 and 1999
	Preferred Stock Series A and B ______________	Common Stock ______________
Balance at June 30, 1998	$ 999,988	$ 2,614,285
Net income	--	--
Other comprehensive income net of tax:
Net unrealized loss on investments available for sale, net of reclassification adjustment (note 17)	--	--
Total comprehensive income	--	--
Issuance of common stock	--	1,477
Stock options exercised	--	16,500
Dividends on preferred stock	--	--
Dividends on common stock at $0.21 per share	--	--
Conversion of preferred stock Series A (note 11)	(999,988) ______________	136,362 ______________
Balance at June 30, 1999	--	2,768,624
Net income	--	--
Other comprehensive income net of tax:
Net unrealized loss on investments available for sale, net of reclassification adjustment (note 17)	--	--
Total comprehensive income	--	--
Treasury stock purchased, 104,298 shares	--	--
Issuance of common stock and treasury stock sold	--	971
Stock options exercised	--	16,500
Dividends on common stock at $0.23 per share	-- ______________	-- ______________
Balance at June 30, 2000	--	2,786,095
Net income	--	--
Other comprehensive income net of tax:
Net unrealized gains on investments available for sale, net of reclassification adjustment (note 17)	--	--
Total comprehensive income	--	--
Treasury stock purchased, 112,499 shares	--	--
Treasury stock sold	--	--
Stock options exercised and treasury stock sold	--	--
Dividends on common stock at $0.25 per share	-- ______________	-- ______________
Balance at June 30, 2001	-- =============	$ 2,786,095 =============

See accompanying notes.
Additional Paid-in Capital _________________	Retained Earnings _________________	Accumulated Other Comprehensive Income (Loss) _________________	Treasury Stock _________________	Total _________________
$ 9,258,107	$ 12,331,595	$ (64,448)	$ --	$ 25,139,527
--	2,410,452	--	--	2,410,452

--	--	(375,080)	--	(375,080)
--	--	--	--	2,035,372
14,780	--	--	--	16,257
71,786	--	--	--	88,286
--	(25,667)	--	--	(25,667)
--	(570,660)	--	--	(570,660)
863,626 _________________	-- _________________	-- _________________	-- _________________	-- _________________
10,208,299	14,145,720	(439,528)	--	26,683,115
--	3,209,722	--	--	3,209,722

--	--	(336,646)	--	(336,646)
--	--	--	--	2,873,076
--	--	--	(878,532)	(878,532)
7,765	--	--	6,706	15,442
49,845	--	--	--	66,345
-- _________________	(632,968) _________________	-- _________________	-- _________________	(632,968) _________________
10,265,909	16,722,474	(776,174)	(871,826)	28,126,478
--	3,483,901	--	--	3,483,901

--	--	598,455	--	598,455
--	--	--	--	4,082,356
--	--	--	(1,125,257)	(1,125,257)
164	--	--	1,968	2,132
994	--	--	19,818	20,812
-- _________________	(661,504) _________________	-- _________________	-- _________________	(661,504) _________________
$ 10,267,067 ===============	$ 19,544,871 ===============	$ (177,719) ===============	$ (1,975,297) ===============	$ 30,445,017 ===============

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, 2000 and 1999
	2001 ____________	2000 ____________	1999 ____________
Cash flows from operating activities:
Net income	$ 3,483,901	$ 3,209,722	$ 2,410,452
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	780,846	1,071,949	610,017
Provision for losses on acquired assets	24,000	24,000	47,000
Write-down of investment securities	105,643	60,000	95,728
Deferred income tax (benefit) expense	(274,481)	(154,576)	86,398
Depreciation of premises and equipment	701,830	808,760	755,956
Amortization of goodwill	274,259	274,258	461,569
Net gain on sale of available for sale securities	(134,875)	(75,175)	(84,133)
Net gain on sales of loans	(393,018)	(220,954)	(817,084)
Originations of loans held for sale	(13,008,894)	(4,343,694)	(17,476,548)
Proceeds from sale of loans held for sale	12,155,643	4,672,871	17,908,553
Other	(89,157)	(325,495)	(163,899)
Change in other assets and liabilities:
Interest receivable	890	(413,054)	(56,962)
Other assets and liabilities	(215,082) ____________	708,117 ____________	(1,241,063) ____________
Net cash provided by operating activities	3,411,505	5,296,729	2,535,984
Cash flows from investing activities:
Proceeds from the sale of available for sale securities	604,650	341,815	6,930,743
Purchases of available for sale securities	(1,589,596)	(9,173,218)	(15,992,030)
Proceeds from maturities and principal payments on available for sale Securities	4,907,123	3,291,786	4,086,624
Proceeds from sale of portfolio loans	5,488,691	40,769	11,278,496
Purchases of loans	--	(3,168,848)	(27,913,995)
Net increase in loans	(4,880,739)	(60,039,333)	(20,629,306)
Additions to premises and equipment	(433,658)	(325,814)	(1,424,307)
Proceeds from sale of acquired assets	382,645	246,124	422,787
Purchase of Federal Home Loan Bank stock	-- ____________	(964,000) ____________	-- ____________
Net cash provided (used) by investing activities	4,479,116	(69,750,719)	(43,240,988)

Cash flows from financing activities:
Net increase in deposits	$ 14,153,966	$ 40,617,777	$ 35,339,938
Net (repayments) borrowings from the Federal Home Loan Bank	(14,579,082)	18,746,089	(558,236)
Net (decrease) increase in repurchase agreements	(4,291,366)	1,242,326	6,662,245
Dividends paid	(661,504)	(632,968)	(596,327)
Treasury stock purchased	(1,125,257)	(878,532)	--
Issuance of common stock and treasury stock	22,944	81,787	104,543
Principal payments on note payable	--	(687,500)	(305,555)
Debt issuance costs paid	--	(523,614)	--
Proceeds from issuance of interest in Junior Subordinated Debentures	-- ____________	7,172,998 ____________	-- ____________
Net cash (used) provided by financing activities	(6,480,299) ____________	65,138,363 ____________	40,646,608 ____________
Net increase (decrease) in cash and cash equivalents	1,410,322	684,373	(58,396)
Cash and cash equivalents, beginning of year	12,777,943 ____________	12,093,570 ____________	12,151,966 ____________
Cash and cash equivalents, end of year	$ 14,188,265 ==========	$ 12,777,943 ==========	$ 12,093,570 ==========
Supplemental schedule of cash flow information:
Interest paid	$ 21,696,449	$ 18,145,911	$ 14,610,453
Income taxes paid	2,101,500	1,872,000	1,524,000
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$ 513,712	$ 338,570	$ 301,537
Change in valuation allowance for unrealized (gains) losses on available for sale securities, net of tax	(598,455)	336,646	375,080
Net change in deferred taxes for unrealized (gains) losses on available for sale securities	(308,295)	173,424	193,222

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001, 2000 and 1999

1.  Summary of Significant Accounting Policies

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

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the Unites States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2001, the reserve balance was approximately $1,843,000.

Available for Sale Securities

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

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 2001 and 2000. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2001 and 2000 was approximately $452,000 and $524,000, respectively, and is included in other assets in the consolidated statements of financial position. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current economic conditions that may affect the borrowers' ability to repay.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $286,000, $194,000 and $218,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

Stock-Based Compensation

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

New Accounting Pronouncements Not Yet Implemented

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The FASB statement provides guidance on how to account for acquired goodwill and other intangible assets. The most substantive change represented by this statement is that goodwill and other intangible assets with an indefinite useful life will no longer be amortized; instead, they will be tested for impairment at least on an annual basis. The nonamortization and impairment rules will apply to existing goodwill and other intangible assets of the Company, which will adopt the provisions of this statement in its fiscal year beginning July 1, 2001.

2.   Available for Sale Securities

A summary of the cost and approximate fair values of available for sale securities at June 30, 2001 and 2000 follows:
	2001 ________________________		2000 ________________________
	Cost ___________	Fair Value ___________	Cost ___________	Fair Value ___________
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 248,628	$ 248,628	$ 347,573	$ 345,792
Corporate bonds	149,887	151,641	200,876	193,587
Mortgage-backed securities	18,737,709	18,662,746	22,350,606	21,445,918
Equity securities	1,305,892 ___________	1,109,829 ___________	1,436,005 ___________	1,173,742 ___________
	$20,442,116 ==========	$20,172,844 ==========	$24,335,060 ==========	$23,159,039 ==========

The gross unrealized gains and unrealized losses on available for sale securities are as follows:
	2001 ______________________		2000 ______________________
	Gross Unrealized Gains ___________	Gross Unrealized Losses ___________	Gross Unrealized Gains ___________	Gross Unrealized Losses ___________
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ --	$ --	$ --	$ 1,781
Corporate bonds	1,754	--	164	7,453
Mortgage-backed securities	157,027	231,990	1,124	905,812
Equity securities	24,885 ___________	220,948 ___________	23,972 ___________	286,235 ___________
	$ 183,666 ==========	$ 452,938 ==========	$ 25,260 ==========	$ 1,201,281 ==========

At June 30, 2001, mortgage-backed securities with a market value of approximately $14,211,000 were pledged as collateral to secure outstanding repurchase agreements.

At June 30, 2001 and 2000, included in accumulated other comprehensive income (loss) as a reduction to stockholders' equity are net unrealized losses of $269,272 and $1,176,021, respectively, net of the deferred tax effect of $91,553 and $399,847, respectively.

The cost and fair values of available for sale securities at June 30, 2001 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Cost ______________	Fair Value ______________
Debt securities:
Due in one year	$ 248,628	$ 248,628
Due after one year through five years	149,887 ______________	151,641 ______________
	398,515	400,269
Mortgage-backed securities (including securities with interest rates ranging from 5.15% to 9.0% maturing September 2003 to November 2029)	18,737,709	18,662,746
Equity securities	1,305,892 ______________	1,109,829 ______________
	$ 20,442,116 =============	$ 20,172,844 ============

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2001 were $134,875 and $0, respectively, for the year ended June 30, 2000 were $75,175 and $0, respectively, and for the year ended June 30, 1999 were $85,891 and $1,758, respectively.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. During the years ended June 30, 2001, 2000 and 1999, write-downs of available for sale securities were $105,643, $60,000 and $95,728, respectively, and are included in other expense in the consolidated statements of income.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south central and western Maine. However, the Company does purchase residential mortgage loans in the open market out of this geographical area when management believes this is prudent. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Also, the Company participates in indirect lending arrangements for automobile, equipment and mobile home loans. The Company's indirect lending activities are conducted in south central and western Maine. Most loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $3,051,196 and $3,444,816 at June 30, 2001 and 2000, respectively. In 2001, new loans granted to related parties totaled $741,055 payments and reductions amounted to $1,134,675.

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $453,000 and $632,000 at June 30, 2001 and 2000, respectively.

Activity in the allowance for loan losses was as follows:
Years Ended June 30, _____________________________________________
	2001 ____________	2000 ____________	1999 ____________
Balance at beginning of year	$ 3,498,000	$ 2,924,000	$ 2,978,000
Provision charged to operating expenses	780,846	1,071,949	610,017
Loans charged off	(744,345)	(763,979)	(926,364)
Recoveries on loans previously charged off	243,499 ____________	266,030 ____________	262,347 ____________
Net loans charged off	(500,846) ____________	(497,949) ____________	(664,017) ____________
Balance at end of year	$ 3,778,000 ==========	$ 3,498,000 ==========	$ 2,924,000 ==========

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

At June 30, 2001, impaired loans were $3,311,240 of which $1,987,699 had related allowances of $515,704. During the year ended June 30, 2001, the income recognized related to impaired loans was $36,781 and the average balance of outstanding impaired loans was $1,963,065. At June 30, 2000, impaired loans were $1,164,349 of which $81,341 had related allowances of $30,000. During the year ended June 30, 2000, the income recognized related to impaired loans was $22,648 and the average balance of outstanding impaired loans was $914,493. At June 30, 1999, impaired loans were $612,867 of which $241,420 had related allowances of $77,200. During the year ended June 30, 1999, the income recognized related to impaired loans was $66,030 and the average balance of outstanding impaired loans was $1,229,987. The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

Loans on nonaccrual status, including impaired loans described above, at June 30, 2001 and 2000 totaled approximately $3,629,000 and $1,178,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2001, 2000 and 1999, totaled approximately $287,000, $89,000 and $71,000, respectively.

The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, mortgage loans of approximately $48,540,000, $52,410,000 and $64,690,000 at June 30, 2001, 2000 and 1999, respectively.

4.  Premises and Equipment

Premises and equipment at June 30, 2001 and 2000 are summarized as follows:

	2001 ____________	2000 ____________
Land	$ 1,025,440	$ 1,025,440
Buildings	2,240,667	2,348,507
Leasehold and building improvements	1,437,119	1,228,423
Furniture, fixtures and equipment	3,742,101 ____________	3,720,732 ____________
	8,445,327	8,323,102
Less accumulated depreciation	4,326,740 ____________	3,925,334 ____________
Net premises and equipment	$ 4,118,587 ==========	$ 4,397,768 ==========

Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $701,830, $808,760 and $755,956 for the years ended June 30, 2001, 2000 and 1999, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:
	2001 ____________	2000 ____________
Real estate properties acquired in settlement of loans and other acquired assets	$ 406,271	$ 306,465
Less allowance for losses	21,194 ____________	28,455 ____________
	$ 385,077 ==========	$ 278,010 ==========

Activity in the allowance for losses on acquired assets was as follows:
	2001 ____________	2000 ____________	1999 ____________
Balance at beginning of year	$ 28,455	$ 27,725	$ 5,100
Provision for losses on acquired assets	24,000	24,000	47,000
Write-downs	(31,261) ____________	(23,270) ____________	(24,375) ____________
Balance at end of year	$ 21,194 ============	$ 28,455 ============	$ 27,725 ============

6.   Deposits

Deposits at June 30 are summarized as follows:
	Weighted Average Rate at June 30, 2001 _______________	2001 ____________________		2000 ____________________
		Amount __________	Percent _______	Amount __________	Percent _______
Demand	0.00%	$ 26,323,105	9.6%	$ 21,772,073	8.4%
NOW	2.41	30,957,847	11.3	29,250,094	11.3
Money market	2.52	6,601,435	2.4	6,339,360	2.4
Regular savings	2.02	20,353,424	7.4	21,002,599	8.1
Certificates of deposit and brokered time deposits:
1.00 - 3.75%	3.49	1,394,470.5		54,349	0.0
3.76 - 5.75%	5.06	64,889,000	23.7	53,790,708	20.7
5.76 - 7.75%	6.47 _______________	123,616,497 ____________	45.1 _______	127,772,629 ____________	49.1 _______
	5.11% =============	$ 274,135,778 ==========	100.0% ======	$ 259,981,812 ==========	100.0% ======

At June 30, 2001, scheduled maturities of certificates of deposit and brokered time deposits are as follows:
	2002 ___________	2003 ___________	2004 ___________	2005 ___________	2006 ___________	Thereafter __________
1.00 - 3.75%	$ 1,394,470	$ -	$ -	$ -	$ -	$ -
3.76 - 5.75%	35,415,213	25,947,876	2,207,005	583,613	715,148	20,145
5.76 - 7.75%	108,408,114	11,804,803	612,347	2,334,703	404,392	52,138

Interest expense on deposits for the years ended June 30, 2001, 2000 and 1999 is summarized as follows:
	2001 ____________	2000 ____________	1999 ____________
NOW	$ 864,359	$ 915,018	$ 932,896
Money market	178,334	144,388	209,733
Regular savings	484,288	493,861	514,917
Certificates of deposit and brokered time deposits	11,566,704 ____________	8,792,316 ____________	7,022,751 ____________
	$ 13,093,685 ===========	$ 10,345,583 ===========	$ 8,680,297 ===========

7.   Federal Home Loan Bank Borrowings

A summary of borrowings from the Federal Home Loan Bank are as follows:

June 30, 2001 ___________________________________________________________________
Principal Amounts ___________________	Interest Rates _________________________	Maturity Dates _______________
$ 38,105,113	3.79% - 7.05%	2002
8,722,204	4.34 - 6.64	2003
18,221,406	4.78 - 6.67	2004
2,000,000	6.65	2005
26,000,000	5.55 - 6.79	2006
8,000,000	5.59 - 5.68	2008
7,000,000 ___________________	4.50 - 4.99	2011
$ 108,048,723 =================

June 30, 2000 ___________________________________________________________________
Principal Amounts ___________________	Interest Rates _________________________	Maturity Dates _______________
$ 91,579,611	4.98% - 6.98%	2001
11,471,802	5.38 - 7.05	2002
6,832,792	5.97 - 6.64	2003
2,743,600	5.55 - 6.67	2004
2,000,000	6.65	2005
8,000,000 ___________________	5.59 - 5.68	2008
$ 122,627,805 =================

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

At June 30, 2001, the Company had approximately $2,100,000 available under a line of credit arrangement with the FHLB. Also, in addition to the FHLB advances outstanding at June 30, 2001, the Company had approximately $30,588,000 available for long-term advances from the FHLB.

8.   Securities Sold Under Repurchase Agreements

During 2001 and 2000, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 2.66% and 4.18% at June 30, 2001 and 2000, respectively. These borrowings, which were scheduled to mature within 180 days, were collateralized by mortgage-backed securities with a market value of $14,211,000 and amortized cost of $14,388,000 at June 30, 2001, and a market value of $17,006,000 and amortized cost of $17,877,000 at June 30, 2000. The average balance of repurchase agreements was $13,573,000 and $13,768,000 during the years ended June 30, 2001 and 2000, respectively. The maximum amount outstanding at any month-end during 2001 and 2000 was $16,109,000 and $18,675,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2001 and 2000.

9.   Capital and Regulatory Matters

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

As of June 30, 2001 and 2000, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2001 and 2000, the Bank ratios exceeded the regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2001 and 2000.

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.
	Actual _____________________		For Capital Adequacy Purposes _____________________		To Be "Well Capitalized" Under Prompt Corrective Action Provisions ____________________
	Amount ____________	Ratio _______	Amount ____________	Ratio _______	Amount ____________	Ratio _______
(Dollars in Thousands)
As of June 30, 2001:
Tier 1 (Core) capital (to risk weighted assets)	$ 35,114	11.12%	> $ 12,628	> 4.0%	> $ 18,924	> 6.0%
Tier 1 (Core) capital (to total assets)	$ 35,114	8.17%	> $ 17,197	> 4.0%	> $ 21,496	> 5.0%
Total capital (to risk weighted assets)	$ 37,266	11.80%	> $ 25,257	> 8.0%	> $ 31,571	> 10.0%

	Actual _____________________		For Capital Adequacy Purposes _____________________		To Be "Well Capitalized" Under Prompt Corrective Action Provisions _____________________
	Amount ____________	Ratio _______	Amount ____________	Ratio _______	Amount ____________	Ratio _______

(Dollars in Thousands)
As of June 30, 2000:
Tier 1 (Core) capital (to risk weighted assets)	$ 33,140	10.60%	> $ 12,504	> 4.0%	>$ 18,756	> 6.0%
Tier 1 (Core) capital (to total assets)	$ 33,140	7.66%	> $ 17,309	> 4.0%	>$ 21,636	> 5.0%
Total capital (to risk weighted assets)	$ 35,434	11.34%	> $ 25,008	> 8.0%	> $ 31,261	> 10.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under OTS rules (approximately $1,700,000 is available at June 30, 2001).

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock. Also in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plans, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of June 30, 2001, the Company had approximately $1,975,000 of treasury stock, which is carried at cost.

10.   Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. The following table shows the weighted average number of shares outstanding for each of the last three years. Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for Basic and Diluted EPS are presented as follows:
	2001 ____________	2000 ____________	1999 ____________
Average shares outstanding, used in computing Basic EPS	2,648,205	2,739,966	2,710,117
Effect of Dilutive Securities:
Stock options outstanding	21,811	7,537	26,188
Options exercised	1,916	6,090	8,177
Convertible preferred stock	-- ____________	-- ____________	50,062 ____________
Average equivalent shares outstanding, used in computing Diluted EPS	2,671,932 ===========	2,753,593 ===========	2,794,544 ===========

There is a difference in 1999 between net income and net income available to common stockholders which is used in the calculation of Basic EPS. The following table illustrates the difference:

1999 __________
Net income	$ 2,410,452
Preferred stock dividends	(25,667) ___________
Net income available to common stockholders	$ 2,384,785 ===========

11.  Preferred Stock

In November of 1998, the preferred stock, Series A, was converted to common stock at a three to one ratio. There were no warrants attached to the Series A preferred stock. No preferred stock is outstanding at June 30, 2001 and 2000.

12.  Other Expenses

Other expenses include the following for the years ended June 30, 2001, 2000 and 1999:
	2001 ____________	2000 ____________	1999 ____________
Professional fees	$ 512,041	$ 504,179	$ 471,083
Printing and office supplies	275,742	214,103	300,888
Real estate owned expenses	33,343	59,896	44,219
Goodwill amortization	274,259	274,258	461,569
Write-down of investment securities	105,643	60,000	95,728
Other	2,276,836 ____________	2,167,659 ____________	2,380,234 ____________
	$ 3,477,864 ============	$ 3,280,095 ============	$ 3,753,721 ============

The goodwill amortization for 1999 included an impairment write-down of approximately $165,000.

13.  Income Taxes

The current and deferred components of income tax (benefit) expense were as follows for the years ended June 30, 2001, 2000 and 1999:
	2001 ____________	2000 ____________	1999 ____________
Federal:
Current	$ 2,093,089	$ 1,848,732	$ 1,290,783
Deferred	(274,481) ____________	(154,576) ____________	86,398 _____________
	1,818,608	1,694,156	1,377,181
State and local - current	69,321 ____________	69,565 ____________	55,410 _____________
	$ 1,887,929 ===========	$ 1,763,721 ===========	$ 1,432,591 ===========

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2001, 2000 and 1999:
	2001 ___________________		2000 ___________________		1999 ___________________
	Amount __________	%Of Pretax Income _______	Amount __________	%Of Pretax Income _______	Amount __________	%Of Pretax Income _______
Expected income tax expense at federal tax rate	$ 1,826,422	34.0%	$ 1,690,971	34.0%	$ 1,306,635	34.0%
State tax, net of federal tax benefit	45,752.9		45,913.9		36,571	1.0
Nondeductible goodwill	34,671.6		34,671.7		98,358	2.6
Dividend received deduction	(17,832)	(.3)	(20,049)	(.4)	(19,367)	(.5)
Low income/rehabilitation credit	(10,000)	(.2)	(18,126)	(.4)	(20,000)	(.5)
Other	8,916 __________	.2 _______	30,341 __________	.6 _______	30,394 __________	.8 _______
	$1,887,929 =========	35.2% ======	$ 1,763,721 =========	35.4% ======	$1,432,591 =========	37.4% ======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are presented below:
	2001 ____________	2000 ____________
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,258,000	$ 1,169,000
Interest on nonperforming loans	98,000	33,000
Difference in tax and financial statement bases of investments	190,000	475,000
Difference in tax and financial statement amortization of deductible goodwill	156,000	132,000
Other	151,000 ____________	94,000 ____________
Total deferred tax assets	1,853,000	1,903,000
Deferred tax liabilities:
Loan loss reserve - tax basis	(44,000)	(59,000)
Mortgage servicing rights	(149,000)	(170,000)
Other	(73,000) ____________	(53,000) ____________
Total deferred tax liabilities	(266,000) ____________	(282,000) ____________
Net deferred tax assets, included in other assets	$ 1,587,000 ===========	$ 1,621,000 ===========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation allowance has been recorded.

Tax legislation requires that all thrift institutions, such as the Company, recapture all or a portion of their tax bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Company has previously recorded a deferred tax liability equal to the tax bad debt recapture and as such, the rules will have no effect on net income or federal income tax expense. Except as stated below, the unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. However, the balance of the pre-1988 tax bad debt reserves is subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders and recapture would also be required should the Bank's assets exceed $500 million. For federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for tax basis bad debts on loans. No deferred taxes have been provided for base year reserve recapture as management plans to avoid the events that would cause such recapture.

14.  Employee Benefit Plans

Profit Sharing Plan

The Company has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. Expenses related to the profit sharing plan for the years ended June 30, 2001, 2000 and 1999 were $53,199, $83,064 and $53,590, respectively.

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2001, 2000 and 1999, the Company contributed $117,046, $86,984 and $74,115, respectively.

Stock Option Plans

The Company has adopted Stock Option Plans. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and nonemployee directors. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options and five years after the grant date for nonqualified stock options.

In accordance with the Stock Option Plans, a total of 197,500 shares of unissued common stock were reserved for issuance pursuant to incentive stock options with 75,900 shares at June 30, 2001 available to be granted and 40,500 shares of unissued common stock were reserved for issuance pursuant to nonqualified stock options with 1,600 shares at June 30, 2001 available to be granted.

A summary of the qualified and non-qualified stock option activity for the years ended June 30 follows:
	2001 _____________________		2000 _____________________		1999 _____________________
	Shares __________	Weighted- Average Exercise Price _________	Shares __________	Weighted- Average Exercise Price _________	Shares __________	Weighted- Average Exercise Price _________
Outstanding at beginning or year	128,250	$ 10.66	111,750	$ 10.69	123,000	$10.44
Granted	40,500	8.25	38,000	8.32	11,500	9.94
Exercised	(2,500)	8.33	(16,500)	4.02	(16,500)	5.35
Expired	(5,750) __________	14.10 _________	(5,000) __________	15.63 _________	(6,250) __________	18.50 _________
Outstanding and exercisable at end of year	160,500 =========	$9.96 ========	128,250 =========	$10.66 ========	111,750 =========	$10.69 ========

The following table summarizes information about stock options outstanding at June 30, 2001:
	Options Outstanding ________________________________________________________
Range of Exercise Prices ___________________	Number Outstanding at June 30, 2001 _________________	Weighted-Average Remaining Contractual Life _________________	Weighted-Average Exercised Price _________________
$ 7.50	42,000	3.2 years	$ 7.50
$ 8.00 to $ 9.00	85,750	8.4	8.33
$ 10.00 to $ 18.50	32,750 _________________	6.7 _________________	17.40 _________________
$ 7.50 to $ 18.50	160,500 ===============	6.7 ===============	$ 9.96 ===============

The per share weighted average fair value of stock options granted during 2001 and 2000 was $2.86 and $2.62, respectively, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: expected dividend yield, 1.94% and 2.85%; risk-free interest rate, 5.39% and 6.03%; expected life, 8 years and 8 years; and expected volatility, 28.02% and 27.90%, respectively.

For financial statement purposes, the Company measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25, whereby no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. Had the Company determined cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the year ended June 30, 2001 and June 30, 2000 would have been reduced to the pro forma amounts indicated below.

Earnings Per Share ___________________
	Net Income ____________	Basic ________	Diluted ________
June 30, 2001: ___________
As reported	$ 3,483,901	$ 1.32	$ 1.30
Pro forma	$ 3,367,981	$ 1.27	$ 1.26

June 30, 2000: ____________
As reported	$ 3,209,722	$ 1.17	$ 1.17
Pro forma	$ 3,110,103	$ 1.14	$ 1.13

June 30, 1999: ____________
As reported	$ 2,410,452	$ 0.88	$ 0.86
Pro forma	$ 2,376,947	$ 0.87	$ 0.85

Stock Purchase Plan

The Company had a stock purchase plan which covered substantially all full-time employees with one year of service. Offerings under the Plan were made quarterly at the market value of the Company's common stock on the offering termination date. The maximum number of shares which could be purchased under the plan was 156,000 shares. This plan expired in fiscal 2000.

15.  Commitments, Contingent Liabilities and Other Off-Balance-Sheet Risks

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

Financial instruments with contract amounts which represent credit risk:

	2001 _____________	2000 _____________
Commitments to originate loans:
Residential real estate mortgages	$ 9,399,000	$ 2,898,000
Commercial real estate mortgages, including multi-family residential real estate	10,983,000	3,523,000
Commercial business loans	2,520,000 _____________	4,552,000 _____________
	22,902,000	10,973,000
Unused lines of credit	27,094,000	24,839,000
Standby letters of credit	2,542,000	1,504,000
Unadvanced portions of construction loans	1,696,000	3,594,000

At June 30, 2001, $912,000 of the stand-by letters of credit have been granted with respect to related parties.

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

Interest Rate Exchange Agreements

During fiscal 2000, the Company entered into two interest rate exchange agreements to manage and hedge its interest rate exposure with respect to certain certificates of deposit. The first agreement called for the Company to receive a fixed interest rate of 7.75% and pay a variable rate based on the one month LIBOR rate. The second agreement called for the Company to receive a fixed interest rate of 7.50% and pay a variable rate based on the three month LIBOR rate. Both agreements contained one year call provisions. The amounts potentially subject to credit risk are the streams of payments under the agreements and not the notional principal amount used to express the volume of these transactions. At June 30, 2000, the Company had recorded a receivable of approximately $140,000 with respect to these agreements. Entering into interest rate exchange agreements involves not only the risk of default by the other party, but also the interest rate risk if positions are not matched. The notional principal amount of the interest rate exchange agreements outstanding at June 30, 2000 was $20,000,000. Each agreement had a notional principal amount of $10,000,000. The interest rate exchange agreements and related certificates of deposit were both called during fiscal 2001. No such agreements are outstanding at June 30, 2001.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings immediately. The interest rate exchange agreements described above qualified for hedge accounting. The adoption of this Statement did not result in a cumulative effect of an accounting change or necessitate any transition adjustment, nor did adoption have a significant effect on the Company's financial position, liquidity or results of operations.

Other Derivative Financial Instruments

The Company has only limited involvement with other derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and interest rate exchange agreements. Gains and losses from entering into covered call and put contracts have been immaterial to the results of operations of the Company. Such covered call and put contracts are recorded at fair value with any adjustments recognized through earnings. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $264,000, $312,000 and $373,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

Approximate future minimum lease payments over the remaining terms of the leases at June 30, 2001 are as follows:

2002	$ 251,000
2003	188,000
2004	182,000
2005	182,000
2006	182,000
2007 and after	464,000 _____________
$ 1,449,000 ============

16.  Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 are presented below.

Balance Sheets
Assets ______	June 30, __________________________
	2001 ____________	2000 ____________
Cash (deposited with banking subsidiary)	$ 63,923	$ 257,258
Investment in banking subsidiary	35,571,532	33,215,377
Investment in common securities of Trust subsidiary	221,851	221,851
Goodwill, net	407,897	509,871
Other assets	1,575,978 ____________	1,321,860 ____________
Total assets	$ 37,841,181 ===========	$ 35,526,217 ===========

Liabilities and Stockholders' Equity __________________________________
Junior Subordinated Debentures issued to subsidiary	$ 7,394,849	$ 7,394,849
Other liabilities	1,315 ____________	4,890 ____________
	7,396,164	7,399,739
Stockholders' equity	30,445,017 ____________	28,126,478 ____________
Total liabilities and stockholders' equity	$ 37,841,181 ===========	$ 35,526,217 ===========

Statements of Income
	Years Ended June 30, __________________________________________
	2001 ____________	2000 ____________	1999 ____________
Income:
Dividends from banking subsidiary	$ 2,330,000	$ -	$ 98,314
Other income	26,486 ____________	14,304 ____________	758 ____________
Total income	2,356,486	14,304	99,072
Expenses:
Amortization of goodwill	101,974	101,974	101,974
Interest on note payable	-	25,927	65,100
Interest on Junior Subordinated Debentures paid to subsidiary	727,379	439,487	-
General and administrative expense	65,390 ____________	65,935 ____________	95,558 ____________
Total expenses	894,743 ____________	633,323 ____________	262,632 ____________
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	1,461,743	(619,019)	(163,560)
Income tax benefit	264,458 ____________	178,538 ____________	55,692 ____________
Income (loss) before equity in undistributed net income of subsidiaries	1,726,201	(440,481)	(107,868)
Equity in undistributed net income of subsidiaries	1,757,700 ____________	3,650,203 ____________	2,518,320 ____________
Net income	$ 3,483,901 ===========	$ 3,209,722 ===========	$ 2,410,452 ===========

	Years Ended June 30, __________________________________________
Statements of Cash Flows _____________________	2001 ____________	2000 ____________	1999 ____________

Cash flows from operating activities:
Net income	$ 3,483,901	$ 3,209,722	$ 2,410,452
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	119,448	111,574	101,974
Undistributed earnings of subsidiaries	(1,757,700)	(3,650,203)	(2,518,320)
Increase in other assets	(271,592)	(175,752)	(218,474)
Decrease in other liabilities	(3,575) ____________	(1,008) ____________	(2,039) ____________
Net cash provided (used) by operating activities	1,570,482	(505,667)	(226,407)

Cash flows from investing activities:
Increase in investment in banking subsidiary	-	(3,850,004)	-
Purchase of common securities of Trust subsidiary	- ____________	(221,851) ____________	- ____________
Net cash used by investing activities	-	(4,071,855)	-

Cash flows from financing activities:
Principal payments on note payable	-	(687,500)	(305,555)
Issuance of common stock and treasury stock	22,944	81,787	104,543
Treasury stock purchased	(1,125,257)	(878,532)	-
Dividends paid to stockholders	(661,504)	(632,968)	(596,327)
Proceeds from issuance of Junior Subordinated Debentures	-	7,394,849	-
Payments for debt issuance costs	- ____________	(523,614) ____________	- ____________
Net cash (used) provided by financing activities	(1,763,817) ____________	4,754,022 ____________	(797,339) ____________
Net (decrease) increase in cash	(193,335)	176,500	(1,023,746)
Cash, beginning of year	257,258 ____________	80,758 ____________	1,104,504 ____________
Cash, end of year	$ 63,923 ===========	$ 257,258 ===========	$ 80,758 ===========
Supplemental schedule of cash flow information:
Interest paid	$ 727,379	$ 455,814	$ 67,100

17.  Other Comprehensive Income

The components of other comprehensive income for the years ended 2001, 2000 and 1999 are as follows:

	2001 ____________	2000 ____________	1999 ____________
Unrealized gains (losses) arising during the period, net of tax effect of $318,234 in 2001, $178,583 in 2000, and $197,195 in 1999	$ 617,748	$ (346,662)	$ (367,427)

Less: reclassification adjustment for gains, net of write- downs, included in net income, net of tax effect of $9,939 in 2001, $5,159 in 2000 and $3,942 in 1999	19,293 ____________	10,016 ____________	(7,653) ____________

Other comprehensive income	$ 598,455 ===========	$ (336,646) ===========	$ (375,080) ===========

18.  Segment Reporting

Northeast Bancorp through its banking subsidiary, Northeast Bank and its subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western and south central Maine. These services include lending, demand, savings and time deposits, cash management, investment and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

19.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT"), a Delaware statutory trust, was created in October of 1999. NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities to the Company and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of the NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs of the issuance of the trust preferred securities was approximately $524,000 and is included in other assets in the Company's consolidated statement of financial condition at June 30, 2001 and 2000, as a deferred financing cost, net of accumulated amortization. The costs are being amortized into interest expense over the life of the securities. The Company owns all of the common securities of NBNCT, the only voting security, and as a result, NBNCT is a subsidiary of the Company.

20.  Fair Value of Financial Instruments

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

Federal Home Loan Bank Stock

This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

Loans and Loans Held for Sale

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

Accrued Interest Receivable

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

Borrowed Funds and Repurchase Agreements

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2001 and 2000:
	June 30, 2001 _________________________		June 30, 2000 _________________________
	Carrying Value ____________	Estimated Fair Value ____________	Carrying Value ____________	Estimated Fair Value ____________
Financial assets:
Cash and cash equivalents	$ 14,188,000	$ 14,188,000	$ 12,778,000	$ 12,778,000
Available for sale securities	20,173,000	20,173,000	23,159,000	23,159,000
Loans held for sale	1,167,000	1,187,000	82,000	84,000
Loans	376,705,000	373,569,000	378,326,000	356,249,000
Interest receivable	2,403,000	2,403,000	2,404,000	2,404,000

Financial liabilities:
Deposits (with no stated maturity)	84,236,000	84,236,000	78,364,000	78,364,000
Time deposits	189,900,000	191,365,000	181,618,000	181,094,000
Borrowed funds	108,049,000	110,240,000	122,628,000	121,484,000
Repurchase agreements	8,819,000	8,819,000	13,111,000	13,111,000
Junior Subordinated Debentures	7,173,000	7,224,000	7,173,000	6,660,000

Off Balance Sheet Instruments:
Interest rate exchange agreements in a net receivable position	-	-	140,000	296,000

Item 8.b. Statistical Disclosures Required by Industry Guide 3 __________________________________________

Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2001, 2000 and 1999

		Interest	Average
	Average	Income/	Yield/
June 30, 2001	Balance	Expense	Rate
	_________	_________	_________
Assets:

Interest earning-assets:
Investment Securities (1)	$ 22,576	$ 1,533	6.79%
Loans (2)(3)	385,888	33,430	8.66%
FHLB Stock	6,645	489	7.36%
Short-term investments (4)	6,216	348	5.60%
	_________	_________	_________
Total interest-earning assets/interest
income/average rates earned	421,325	35,800	8.50%
	_________	_________	_________

Non-interest earning assets:
Cash & due from banks	6,808
Bank premises and equipment, net	4,331
Other assets	8,412
Allowance for loan losses	(3,634)
	_________
Total non-interest earning assets	15,917
	_________
Total assets	$ 437,242
	=========

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$ 29,563	$ 865	2.93%
Money Market	6,596	178	2.70%
Savings	20,970	484	2.31%
Time	186,260	11,567	6.21%
	_________	_________	_________
Total interest-bearing deposits	243,389	13,094	5.38%
Repurchase agreements	13,573	540	3.98%
Borrowed funds	116,013	7,414	6.39%
Junior Subordinated Debentures	7,173	706	9.84%
	_________	_________	_________
Total interest-earning liabilities/
interest expense/average rates paid	380,148	21,754	5.72%
	_________	_________	_________

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	25,440
Other liabilities	1,741
	_________

Total liabilities	407,329
	_________

Stockholders' equity	29,913
	_________
Total liabilities and stockholders' equity	$ 437,242
	=========

Net interest income		$ 14,046
		=========

Interest rate spread			2.77%
Net yield on interest earning assets (5)			3.33%

		Interest	Average
	Average	Income/	Yield/
June 30, 2000	Balance	Expense	Rate
	_________	_________	_________
Assets:

Interest earning-assets:
Investment Securities (1)	$ 21,613	$ 1,486	6.88%
Loans (2)(3)	356,490	30,227	8.48%
FHLB Stock	6,157	428	6.95%
Short-term investments (4)	4,846	265	5.47%
	_________	_________	_________
Total interest-earning assets/interest
income/average rates earned	389,106	32,406	8.33%
	_________	_________	_________

Non-interest earning assets:
Cash & due from banks	6,061
Bank premises and equipment, net	4,787
Other assets	7,586
Allowance for loan losses	(3,156)
	_________
Total non-interest earning assets	15,278
	_________

Total assets	$ 404,384
	=========

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$ 31,462	$ 915	2.91%
Money Market	6,446	144	2.23%
Savings	20,391	494	2.42%
Time	157,164	8,792	5.59%
	_________	_________	_________
Total interest-bearing deposits	215,463	10,345	4.80%
Repurchase agreements	13,768	570	4.14%
Borrowed funds	119,472	7,011	5.87%
Junior Subordinated Debentures	4,321	426	9.86%
	_________	_________	_________
Total interest-earning liabilities/
interest expense/average rates paid	353,024	18,352	5.20%
	_________	_________	_________

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	22,109
Other liabilities	1,563
	_________

Total liabilities	376,696
	_________

Stockholders' equity	27,688
	_________
Total liabilities and stockholders' equity	$ 404,384
	=========

Net interest income		$ 14,054
		=========

Interest rate spread			3.13%
Net yield on interest earning assets (5)			3.61%

		Interest	Average
	Average	Income/	Yield/
June 30, 1999	Balance	Expense	Rate
	_________	_________	__________
Assets:

Interest earning-assets:
Investment Securities (1)	$ 15,413	$ 958	6.22%
Loans (2)(3)	297,690	25,179	8.46%
FHLB Stock	5,680	364	6.41%
Short-term investments (4)	7,157	356	4.97%
	_________	_________	_________
Total interest-earning assets/interest
income/average rates earned	325,940	26,857	8.24%
	_________	_________	_________

Non-interest earning assets:
Cash & due from banks	5,099
Bank premises and equipment, net	4,839
Other assets	6,912
Allowance for loan losses	(2,955)
	_________
Total non-interest earning assets	13,895
	_________

Total assets	$ 339,835
	=========

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$ 31,162	$ 933	2.99%
Money Market	8,938	210	2.35%
Savings	20,068	515	2.57%
Time	125,802	7,022	5.58%
	_________	_________	_________
Total interest-bearing deposits	185,970	8,680	4.67%
Repurchase agreements	8,202	340	4.15%
Borrowed funds	100,074	5,530	5.53%
Junior Subordinated Debentures	0	0	0.00%
	_________	_________	_________
Total interest-earning liabilities/
interest expense/average rates paid	294,246	14,550	4.94%
	_________	_________	_________

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	17,132
Other liabilities	2,194
	_________

Total liabilities	313,572
	_________

Stockholders' equity	26,263
	_________
Total liabilities and stockholders' equity	$ 339,835
	========

Net interest income		$ 12,307
		========

Interest rate spread			3.30%
Net yield on interest earning assets (5)			3.78%
(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans included in computation of average balance.
(3)	Interest income on loans includes amortization of net deferred costs of $814 in 2001, $698 in 200, and $590 in 1999.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	The net yield on average earning assets is net interest income divided by average interest-earning assets.

Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2001

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
	________	________	________	________	________
Mortgages:
Residential	$50,049	$16,432	$12,534	$106,970	$185,985
Commercial	32,665	29,702	3,838	2,364	68,569
Construction	4,005	873	0	0	4,878

Non-Mortgage Loans :
Commercial	17,616	25,202	651	1,969	45,438
Consumer and other	1,540	21,905	6,709	42,624	72,778
	________	________	________	________	________
Total Loans	105,875	94,114	23,732	153,927	377,648
	========	=======	=======	=======	=======

Type of Interest Rate:
Predetermined rate, maturity
greater than 1 year	220,371
Floating or adjustable rate
due after one year	51,402
	________
Total due after 1 year:	271,773
	=======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Northeast Bancorp Consolidated
Investment Securities Portfolio
At June 30,

	At June 30,
	_____________________________________
	2001	2000	1999
	________	________	________
Available for Sale (1)	($ in thousands)

U.S. Government and Agency Obligations	$ 248	$ 346	$ 598

Mortgage-backed Securities	18,663	21,446	16,027

Other Bonds	152	193	200

Equity Securities	1,110	1,174	1,229
	________	________	________
Total Available for Sale (2):	$ 20,173	$ 23,159	$ 18,054
	=======	=======	=======
(1)	Carried at estimated market value. Northeast Bancorp does not have any securities being held to maturity.
(2)	Cost of such securities ($ in thousands) was $20,442 as of June 30, 2001, $24,335 as of June 30, 2000 and $18,720 as of June 30, 1999.

Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
At June 30,
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years
	_________________		_________________		_________________
	Amount	Yield	Amount	Yield	Amount	Yield
	________	________	________	________	________	________
At June 30, 2001
U. S. Government and
agencies obligations	$ 248	4.93%	$ 0	0.00%	$ 0	0.00%
Mortgage-backed securities	0	0.00%	19	6.44%	346	7.00%
Other bonds	0	0.00%	152	5.95%	0	0.00%
Equity securities	1,110	7.08%	0	0.00%	0	0.00%
	________	________	________	________	________	________
	$ 1,358	6.69%	$ 171	6.00%	$ 346	7.00%
	======	======	======	======	======	======

At June 30, 2000
U. S. Government and
agencies obligations	$ 248	5.89%	$ 98	7.23%	$ 0	0.00%
Mortgage-backed securities	0	0.00%	32	6.20%	434	7.00%
Other bonds	51	7.20%	142	5.95%	0	0.00%
Equity securities	1,174	7.75%	0	0.00%	0	0.00%
	________	________	________	________	________	________
	$ 1,473	7.42%	$ 272	6.44%	$ 434	7.00%
	======	======	======	======	======	======

	After 10 Years		Total
	_________________		_________________
	Amount	Yield	Amount	Yield
	________	________	________	________
At June 30, 2001
U. S. Government and
agencies obligations	$ 0	0.00%	$ 248	4.93%
Mortgage -backed securities	18,298	6.85%	18,663	6.85%
Other bonds	0	0.00%	152	5.95%
Equity securities	0	0.00%	1,110	7.08%
	________	________	________	________
	$ 18,298	6.85%	$ 20,173	6.83%
	======	======	======	======

At June 30, 2000
U. S. Government and
agencies obligations	$ 0	0.00%	$ 346	6.27%
Mortgage -backed securities	20,980	6.88%	21,446	6.88%
Other bonds	0	0.00%	193	6.28%
Equity securities	0	0.00%	1,174	7.75%
	________	________	________	________
	$ 20,980	6.88%	$ 23,159	6.91%
	======	======	======	======

The average yield on investments held for sale is based on the amortized cost of the security.

Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)
At June 30,
		Percent of
June 30,2001	Amount	Total Loans
	____________	_____________
Loan Portfolio

Residential Mortgage	$ 185,985	49.25%
Commercial real estate	68,569	18.16%
Construction	4,878	1.29%
Commercial	45,438	12.03%
Consumer & Other	72,778	19.27%
	____________	____________
Total Loans	377,648	100.00%
		____________
Less:
Allowance for loan losses	3,778
Net deferred loan (costs) fees	(2,835)
	____________
Net Loans	$ 376,705
	============

		Percent of
June 30,2000	Amount	Total Loans
	____________	_____________
Loan Portfolio

Residential Mortgage	$ 194,288	51.24%
Commercial real estate	61,924	16.33%
Construction	7,406	1.95%
Commercial	41,518	10.95%
Consumer & Other	74,028	19.53%
	____________	____________
Total Loans	379,164	100.00%
		______________
Less:
Allowance for loan losses	3,498
Net deferred loan (costs) fees	(2,660)
	____________
Net Loans	$ 378,326
	============

		Percent of
June 30,1999	Amount	Total Loans
	____________	_____________
Loan Portfolio

Residential Mortgage	$ 182,244	57.37%
Commercial real estate	55,438	17.45%
Construction	1,686	0.53%
Commercial	34,647	10.91%
Consumer & Other	43,643	13.74%
	____________	____________
Total Loans	317,658	100.00%
		____________
Less:
Allowance for loan losses	2,924
Net deferred loan (costs) fees	(1,328)
	____________
Net Loans	$ 316,062
	============

		Percent of
June 30,1998	Amount	Total Loans
	____________	_____________
Loan Portfolio

Residential Mortgage	$ 171,903	61.10%
Commercial real estate	47,053	16.73%
Construction	2,100	0.75%
Commercial	26,967	9.58%
Consumer & Other	33,305	11.84%
	____________	____________
Total Loans	281,328	100.00%
		____________
Less:
Allowance for loan losses	2,978
Net deferred loan (costs) fees	(703)
	____________
Net Loans	$ 279,053
	============

		Percent of
June 30,1997	Amount	Total Loans
	____________	_____________
Loan Portfolio

Residential Mortgage	$ 139,633	62.64%
Commercial real estate	46,443	20.84%
Construction	2,597	1.17%
Commercial	19,421	8.71%
Consumer & Other	14,792	6.64%
	____________	____________
Total Loans	222,886	100.00%
		____________
Less:
Allowance for loan losses	2,742
Net deferred loan (costs) fees	204
	____________
Net Loans	$ 219,940
	===========

Northeast Bancorp Consolidated
Allowance for Loan Losses
As of June 30, 2001
($ in thousands)

		Percent of
		Loans in Each
		Category to
June 30, 2001	Amount	Total Loans
	__________	____________
Allowance for Loan Losses (thousands)

Real Estate	$ 437	49.25%
Commercial Mortgage	929	18.16%
Construction	0	1.29%
Commercial	620	12.03%
Consumer	1,356	19.27%
Unallocated	436	0.00%
	__________	__________
Total	$ 3,778	100.00%
	==========	==========

		Percent of
		Loans in Each
		Category to
June 30, 2000	Amount	Total Loans
	__________	____________
Allowance for Loan Losses (thousands)

Real Estate	$ 405	51.24%
Commercial Mortgage	799	16.33%
Construction	0	1.95%
Commercial	412	10.95%
Consumer	1,244	19.53%
Unallocated	638	0.00%
	__________	__________
Total	$ 3,498	100.00%
	==========	==========

		Percent of
		Loans in Each
		Category to
June 30, 1999	Amount	Total Loans
	__________	____________
Allowance for Loan Losses (thousands)

Real Estate	$ 378	57.37%
Commercial Mortgage	882	17.45%
Construction	0	0.53%
Commercial	508	10.91%
Consumer	497	13.74%
Unallocated	659	0.00%
	__________	__________
Total	$ 2,924	100.00%
	==========	==========

		Percent of
		Loans in Each
		Category to
June 30, 1998	Amount	Total Loans
	__________	____________
Allowance for Loan Losses (thousands)

Real Estate	$ 352	61.10%
Commercial Mortgage	762	16.73%
Construction	0	0.75%
Commercial	582	9.58%
Consumer	380	11.84%
Unallocated	902	0.00%
	__________	__________
Total	$ 2,978	100.00%
	==========	==========

		Percent of
		Loans in Each
		Category to
June 30, 1997	Amount	Total Loans
	__________	____________
Allowance for Loan Losses (thousands)

Real Estate	$ 308	62.64%
Commercial Mortgage	821	20.84%
Construction	0	1.17%
Commercial	436	8.71%
Consumer	159	6.64%
Unallocated	1,018	0.00%
	__________	__________
Total	$ 2,742	100.00%
	==========	==========

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

The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Management also obtains appraisals when considered necessary.

Northeast Bancorp Consolidated
Non-performing Ratios ($ in thousands)
As of June 30,

	At June 30,
	__________________________________________________
	2001	2000	1999	1998	1997
	________	________	________	________	________
Non-accrual loans:
Residential mortgage	$ 577	$ 191	$ 235	$ 640	$ 1,023
Commercial Real Estate	1,635	650	595	317	541
Commercial Loans	483	80	0	468	54
Consumer and other	390	185	197	0	41
	________	________	________	________	________
Total non-accrual loans	3,085	1,106	1,027	1,425	1,659
Accruing loans contractually past
due 90 days or more	544	72	117	823	1,222
	________	________	________	________	________
Total non-performing loans	3,629	1,178	1,144	2,248	2,881
Acquired assets	385	278	194	350	563
	________	________	________	________	________
Total non-performing assets	$ 4,014	$ 1,456	$ 1,338	$ 2,598	$ 3,444
	======	======	======	======	======
Non-performing loans to total loans	0.96%	0.31%	0.36%	0.80%	1.29%
Non-performing assets to total assets	0.93%	0.34%	0.37%	0.81%	1.21%

As of June 30, 2001, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in footnote 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

Northeast Bancorp Consolidated
Summary of Loan Losses Experience ($ in thousands)
As of June 30,

	June 30,	June 30,	June 30,	June 30,	June 30,
	2001	2000	1999	1998	1997
	________	________	________	________	________
Average net loans outstanding
during the period (1)	$ 381,922	$ 353,142	$ 294,207	$ 237,791	$ 200,919
	=======	=======	=======	=======	=======

Net loans at end of period (1)	$ 376,705	$ 378,326	$ 316,062	$ 279,053	$ 219,940
	=======	=======	=======	=======	=======

Allowance at beginning of period	$ 3,498	$ 2,924	$ 2,978	$ 2,742	$ 2,761

Loans charged-off during the period:
Residential mortgage	27	81	232	196	319
Commercial real estate	0	46	26	432	128
Commercial	69	10	272	42	154
Consumer and other	648	627	396	115	171
	________	________	________	________	________
Total loans charged-off	744	764	926	785	772
	________	________	________	________	________

Recoveries on loans previously
charged-off:
Residential Mortgage	16	14	12	87	43
Commercial Real Estate	29	64	109	83	49
Commercial	120	108	20	87	13
Consumer and other	78	80	121	58	34
	________	________	________	________	________
Total Recoveries	243	266	262	315	139
	________	________	________	________	________

Net loans charged off during the period	501	498	664	470	633
Provision for loan losses	781	1,072	610	706	614
	________	________	________	________	________
Allowance at end of period	$ 3,778	$ 3,498	$ 2,924	$ 2,978	$ 2,742
	=======	=======	=======	=======	=======

Ratio of net charge-offs to
average loans outstanding	0.13%	0.14%	0.23%	0.20%	0.32%

Allowance as a percentage of total
portfolio loans	0.99%	0.92%	0.93%	1.07%	1.25%

Allowance as a percentage of
non-performing and non-accrual loans	104.11%	296.94%	255.59%	132.47%	95.18%

(1) Excludes loans held for sale.

The allowance for loan losses as a percentage of net loans decreased at the end of each fiscal year from 1997 to 2000. The reduction in each fiscal year was due to the purchase of residential mortgages as well as portfolio loan growth. In the fiscal years 1997 to 1999, the decrease was supported by the Company's lower delinquency levels and decreased non-performing and substandard loans. The percentage increased in fiscal year 2001 in recognition of increases in non-performing loans. Although the delinquency level and non-performing and substandard loans increased in fiscal 2001, management considers the percentages to be low and in control.

This table summarizes loans outstanding at the end of each period indicated and the average amount of loans outstanding, changes in the allowance for loan losses and other selected statistics during each period indicated.

Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates
As of June 30,

			% of
June 30, 2001	Amount	Rate	Deposits
	___________	_________	_________
Average Deposits:

Non-interest bearing demand deposits	$ 25,440	0.00%	9.46%
Regular savings	20,970	2.31%	7.80%
NOW and Money Market	36,159	2.89%	13.45%
Time deposits	186,260	6.21%	69.29%
	___________	_________	_________
Total Average Deposits	$ 268,829	4.87%	100.00%
	==========	========	========

			% of
June 30, 2000	Amount	Rate	Deposits
	___________	_________	_________
Average Deposits:

Non-interest bearing demand deposits	$ 22,109	0.00%	9.31%
Regular savings	20,391	2.42%	8.58%
NOW and Money Market	37,908	2.79%	15.96%
Time deposits	157,164	5.59%	66.15%
	___________	_________	_________
Total Average Deposits	$ 237,572	4.35%	100.00%
	==========	========	========

			% of
June 30, 1999	Amount	Rate	Deposits
	___________	_________	_________
Average Deposits:

Non-interest bearing demand deposits	$ 17,132	0.00%	8.44%
Regular savings	20,068	2.57%	9.88%
NOW and Money Market	40,100	2.85%	19.74%
Time deposits	125,802	5.58%	61.94%
	___________	_________	_________
Total Average Deposits	$ 203,102	4.27%	100.00%
	==========	========	========

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 2001
($ in thousands)

Balance
___________
3 months or less	$ 685
Over 3 through 6 months	1,658
Over 6 through 12 months	10,276
Over 12 months	23,099
___________
Total Time Deposits $100,000 & Over	$ 35,718
==========

Northeast Bancorp
Repurchase Agreements ($ in thousands)
For Years ended June 30,
		For Years ended June 30,
	__________________________________________________________
	2001		2000		1999
	__________________		__________________		__________________
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate
	________	________	________	________	________	________

Balance at year end	$ 8,819	2.66%	$13,110	4.18%	$11,868	4.07%

Average outstanding during year	13,573	3.98%	13,768	4.14%	8,202	4.15%

Maximum Outstanding at any month end	16,109		18,675		11,868

These borrowings, which were scheduled to mature within 180 days, were collateralized by GNMA and
FHLMC securities with the market value of $14,211,000 and amortized cost of $14,388,000 at June 30,
2001, a market value of $17,006,000 and amortized cost of $17,877,000 at June 30, 2000, and a market value of $14,938,000 and amortized cost of $15,525,000 at June 30, 1999. Securities sold under these agreements were under the control of the Company during 2001, 2000 and 1999.

Northeast Bancorp
FHLB Advances Due in 1 Year or Less ($ in thousands)
For Years ended June 30,
	For Years ended June 30,
	_____________________________________________________
	2001		2000		1999
	_________________		_________________		_________________
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate
	________	________	________	________	________	________

Balance at year end	$ 38,105	5.18%	$ 91,580	6.54%	$ 42,000	5.29%

Average outstanding during year	65,019	6.22%	76,132	5.69%	37,060	5.16%

Maximum Outstanding at any month end	88,574		109,500		42,000

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of
June 30, 2001, 2000 and 1999.

Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
As of June 30, 2001
($ in thousands)

	Term to Repricing
	_________________________________________________
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
	_________	_________	________	________	________
Interest Earning Assets:
Investment securities	$ 1,358	$ 171	$ 18,644	$ 20,173	4.92%
FHLB stock	0	0	6,645	6,645	1.62%
Short-term investments (1)	5,760	0	0	5,760	1.40%

Mortgage Loans:
Residential mortgages:
Fixed rate loans	103	2,561	119,504	122,168	29.78%
Variable loans	49,946	13,871	0	63,817	15.56%
Commercial real estate	32,665	29,702	6,202	68,569	16.71%
Construction	4,005	873	0	4,878	1.19%
Other Loans:
Commercial	17,616	25,202	2,620	45,438	11.08%
Consumer and other	1,540	21,905	49,333	72,778	17.74%
	_________	_________	________	________	________
Total loans	105,875	94,114	177,659	377,648	92.06%
	_________	_________	________	________	________
Total interest-earning assets	$ 112,993	$ 94,285	$ 202,948	$ 410,226	100.00%
	========	========	=======	=======	=======

Interest-bearing liabilities:
Customer deposits:
NOW Accounts	30,958	0	0	30,958	8.33%
Money market accounts	6,602	0	0	6,602	1.77%
Regular savings	20,353	0	0	20,353	5.47%
Certificates of deposit	145,218	44,610	72	189,900	51.07%
	_________	_________	________	________	________
Total Customer deposits	203,131	44,610	72	247,813	66.64%
	_________	_________	________	________	________
Borrowings:
Repurchase Agreements	8,819	0	0	8,819	2.37%
Other Borrowings	38,105	54,944	15,000	108,049	29.06%
Junior Subordinated Debentures	0	0	7,173	7,173	1.93%
	_________	_________	________	________	________
Total borrowings	46,924	54,944	22,173	124,041	33.36%
	_________	_________	________	________	________
Total interest-bearing liabilities	$ 250,055	$ 99,554	$ 22,245	$ 371,854	100.00%
	_________	_________	________	________	________
Interest sensitivity gap	(137,062)	(5,269)	180,703	38,372
	========	========	=======	=======
	_________	_________	________	________
Cumulative gap	(137,062)	(142,331)	38,372	38,372
	========	========	=======	=======
	_________	_________	________	________
Cumulative gap ratio	45.19%	59.29%	110.32%	110.32%
	========	========	=======	=======
Cumulative gap as a percentage	_________	_________	________	________
of total assets	-0.03%	-0.03%	0.01%	0.01%
	========	========	=======	=======
(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2001.

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

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
As of June 30, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2000	2000	2001	2001
	___________	___________	___________	___________
Interest Income
Interest on loans	$ 8,515,449	$ 8,603,316	$ 8,261,777	$ 8,049,562
Interest & dividends on investments
& available for sale securities	615,849	629,189	597,993	526,796
	___________	___________	___________	___________
Total Interest and Dividend Income	9,131,298	9,232,505	8,859,770	8,576,358
	___________	___________	___________	___________

Interest Expense
Interest on Deposits	3,277,801	3,336,040	3,277,403	3,202,440
Interest on Repurchase Agreements	128,602	154,607	150,376	106,245
Interest on Borrowings	1,972,441	1,998,747	1,829,317	1,613,594
Interest on Trust Preferred Securities	176,520	176,520	176,520	176,520
	___________	___________	___________	___________
Total Interest Expense	5,555,364	5,665,914	5,433,616	5,098,799
	___________	___________	___________	___________

Net Interest Income	3,575,934	3,566,591	3,426,154	3,477,559
Provision for Loan Losses	195,511	195,542	194,614	195,180
	___________	___________	___________	___________

Net Interest Income after Provision
for Loan Losses	3,380,423	3,371,049	3,231,540	3,282,379

Securities Transactions	20,904	42,674	38,187	45,977
Other Operating Income	624,158	607,597	850,127	852,079
Other Operating Expense	2,666,390	2,622,741	2,700,851	2,985,282
	___________	___________	___________	___________

Income Before Income Taxes	1,359,095	1,398,579	1,419,003	1,195,153
Income Tax Expense	475,822	490,005	487,314	434,788
	___________	___________	___________	___________
Net Income	$ 883,273	$ 908,574	$ 931,689	$ 760,365
	==========	==========	==========	==========

Earnings Per Share:
Basic	$ 0.33	$ 0.34	$ 0.35	$ 0.29
Diluted	$ 0.33	$ 0.34	$ 0.35	$ 0.29

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
As of June 30, 2000
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	1999	1999	2000	2000
	___________	___________	___________	___________
Interest Income
Interest on loans	$ 7,010,975	$ 7,444,148	$ 7,671,932	$ 8,100,003
Interest & dividends on investments
& available for sale securities	457,795	510,021	597,469	613,640
	___________	___________	___________	___________
Total Interest and Dividend Income	7,468,770	7,954,169	8,269,401	8,713,643
	___________	___________	___________	___________

Interest Expense
Interest on Deposits	2,335,723	2,550,342	2,639,007	2,820,511
Interest on Repurchase Agreements	126,207	168,791	136,368	138,198
Interest on Borrowings	1,516,348	1,658,679	1,820,771	2,014,916
Interest on Trust Preferred Securities	0	73,932	176,336	176,323
	___________	___________	___________	___________
Total Interest Expense	3,978,278	4,451,744	4,772,482	5,149,948
	___________	___________	___________	___________

Net Interest Income	3,490,492	3,502,425	3,496,919	3,563,695
Provision for Loan Losses	295,229	195,885	195,147	385,688
	___________	___________	___________	___________

Net Interest Income after Provision
for Loan Losses	3,195,263	3,306,540	3,301,772	3,178,007

Securities Transactions	5,165	20,697	34,620	23,541
Other Operating Income	622,159	593,011	611,799	623,952
Other Operating Expense	2,587,545	2,617,708	2,591,467	2,746,362
	___________	___________	___________	___________

Income Before Income Taxes	1,235,042	1,302,540	1,356,724	1,079,138
Income Tax Expense	433,320	465,796	479,459	385,146
	___________	___________	___________	___________
Net Income	$ 801,722	$ 836,744	$ 877,265	$ 693,992
	==========	==========	==========	==========

Earnings Per Share:
Basic	$ 0.29	$ 0.30	$ 0.32	$ 0.26
Diluted	$ 0.29	$ 0.30	$ 0.32	$ 0.26

The decrease in net income and the increase in other operating expense for the quarter ending June 30,
2001 is primarily due to the writedown of equity securities and increases in professional fees and advertising expenses for additional services rendered during the fourth quarter.

The decrease in net income and the increase in other operating expense for the quarter ending June 30,
2000 is primarily due to the writedown of equity securities, the increase in professional fees and the increase in the provision for loan losses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

PART III
Item 10.	Directors and Executive Officers of the Registrant.

Information relating to the name of each nominee or director of the Company, that person's age, positions and offices with the Company, business and principal occupations, directorships in other public experience companies, and service on the Company's board of directors set forth under the caption "Election of Directors" in the definitive 2001 proxy statement of the Company to be furnished to shareholders in connection with the Company's Annual Meeting to be held on November 13, 2001 (the "2001 Proxy Statement"), and information set forth under the subcaption "Section 16 Ownership Requirements" relating to Section 16 matters, is incorporated herein by reference. Information required by this Item 10 regarding the executive officers of the Company is set forth in Part I, Item 4A of this Form 10-K.

Item 11.	Executive Compensation

Information with respect to current renumeration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors", "Compensation of Executive Officers", "Compensation Committee Interlocks and Insider Participation", and "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is, to the extent such information as required by Item 402 of Regulation S-K, hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security ownership information required by Item 403 of Regulation S-K relating to directors and named executive officers of the company, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in the 2001 Proxy Statement is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding transactions and relationships between the Company and its directors and executive officers under the headings "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participations" in the 2001 Proxy is, to the extent such information as required by Item 404 of Regulation S-K, hereby incorporated herein by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2001 and 2000
Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999
(b)	Reports on Form 8-K
Not applicable.
(c)	Exhibits
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

4.1	Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.2	Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.3	Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.4	Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.5	Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.6	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.6 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999
11	Statement regarding computation of earnings per common share is submitted herewith as Exhibit 11
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21
23	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23
*	Management or compensation plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 21, 2001	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 21, 2001
/s/ A. William Cannan A. William Cannan	Director, Executive Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2001
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 21, 2001
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 21, 2001
/s/ Judith W. Kelly Judith W. Kelly	Director	September 21, 2001
/s/ Philip C. Jackson Philip C. Jackson	Director	September 21, 2001
/s/ Ronald C. Kendall Ronald C. Kendall	Director	September 21, 2001
/s/ John Rosmarin John Rosmarin	Director	September 21, 2001
/s/ John Schiavi John Schiavi	Director	September 21, 2001
/s/ John W. Trinward, DMD John W. Trinward, DMD	Chairman of the Board	September 21, 2001
/s/ Stephen W. Wight Stephen W. Wight	Director	September 21, 2001
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 21, 2001

EXHIBIT INDEX
Exhibit Number	Exhibit
2.1

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.2

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994

2.3

Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc and Trust Company, incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission

3.1

Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (333-31797) filed with the Securities and Exchange Commission

3.2

Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to amendment No.1 to Northeast Bancorp's Registration Statement on Form S-4 (No.333-31797) filed with the Securities and Exchange Commission

4.1	Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.2	Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.3	Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.4	Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.5	Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
4.6	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.6 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999
11	Statement regarding computation of earnings per common share is submitted herewith as Exhibit 11
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23
*	Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14 (c) of Form 10-K