Form 10-Q
period 2001-09-30
NORTHEAST BANCORP /ME/
filed 2001-11-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	September 30, 2001

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
232 Center Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of October 31, 2001, 2,579,110 of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets September 30, 2001 and June 30, 2001
Consolidated Statements of Income Three Months ended September 30, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2001 and 2000
Consolidated Statements of Cash Flows Three Months ended September 30, 2001 and 2000
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2001	2001
	____________________	____________________
Assets
Cash and due from banks	$ 10,188,671	$ 9,594,668
Interest bearing deposits	433,173	507,597
Federal Home Loan Bank overnight deposits	5,367,000	4,086,000
Available for sale securities	19,314,355	20,172,844
Federal Home Loan Bank stock	6,644,500	6,644,500
Loans held for sale	1,711,709	1,166,775

Loans	377,187,612	380,482,812
Less allowance for loan losses	3,818,000	3,778,000
	____________________	____________________
Net loans	373,369,612	376,704,812

Bank premises and equipment, net	3,989,021	4,118,587
Aquired assets - net	318,833	385,077
Goodwill, net of accumulated amortization of $1,067,373 at 09/30/01 and
at 6/30/01	407,897	407,897
Other assets	7,162,332	7,509,429
	____________________	____________________
Total Assets	$ 428,907,103	$ 431,298,186
	==================	==================

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 287,894,569	$ 274,135,778
Securities Sold Under Repurchase Agreements	10,003,539	8,818,799
Advances from the Federal Home Loan Bank	89,216,323	108,048,723
Other Liabilities	3,020,656	2,676,871
	____________________	____________________
Total Liabilities	390,135,087	393,680,171

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 and
2,786,095 shares issued and 2,579,188 and 2,572,938 shares outstanding
at 09/30/01 and 06/30/01, respectively	2,786,095	2,786,095
Additional paid in capital	10,268,848	10,267,067
Retained earnings	20,326,329	19,544,871
Accumulated other comprehensive income (loss)	143,043	(177,719)
	____________________	____________________
	33,524,315	32,420,314
	____________________	____________________
Treasury Stock at cost, 206,907 and 213,157 shares at 09/30/01, and
6/30/01, respectively.	(1,925,297)	(1,975,297)
	____________________	____________________
Total Shareholders' Equity	31,599,018	30,445,017
	____________________	____________________
Total Liabilities and Shareholder' Equity	$ 428,907,103	$ 431,298,186
	==================	==================

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
	___________________	___________________
Interest and Dividend Income
Interest on FHLB overnight deposits	$ 68,073	$ 76,622
Interest on Loans & Loans held for sale	7,999,536	8,515,449
Interest on available for sale securities	321,212	399,006
Dividends on Federal Home Loan Bank stock	93,787	133,616
Other Interest Income	4,402	6,605
	___________________	___________________
Total Interest and Dividend Income	8,487,010	9,131,298

Interest Expense
Deposits	3,181,049	3,277,801
Repurchase agreements	61,708	128,602
Trust preferred securities	176,520	176,520
Other borrowings	1,443,299	1,972,441
	___________________	___________________
Total Interest Expense	4,862,576	5,555,364
	___________________	___________________

Net Interest Income	3,624,434	3,575,934
Provision for loan losses	210,323	195,511
	___________________	___________________
Net interest income after Provision for Loan Losses	3,414,111	3,380,423

Other Income
Service charges	373,840	298,759
Net securities gains	11,036	18,648
Net gain on trading activities	-	2,256
Other	495,194	325,399
	___________________	___________________
Total Other Income	880,070	645,062

Other Expenses
Salaries and employee benefits	1,504,306	1,403,987
Net occupancy expense	198,696	208,592
Equipment expense	180,462	203,473
Goodwill amortization	-	25,494
Other	964,819	824,844
	___________________	___________________
Total Other Expenses	2,848,283	2,666,390
	___________________	___________________

Income Before Income Taxes	1,445,898	1,359,095
Income tax expense	503,537	475,822
	___________________	___________________
Net Income	$ 942,361	$ 883,273
	=================	=================

Earnings Per Common Share
Basic	$ 0.37	$ 0.33
Diluted	$ 0.36	$ 0.33

NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2001 and 2000
	Preferred Stock ________	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2000	$ -	$ 2,786,095	$ 10,265,909	$ 16,722,474	$ (776,174)	$ (871,826)	$ 28,126,478
Net income for the three months ended 9/30/00	-	-	-	883,273	-	-	883,273
Adjustment of valuation reserve for Securities available for sale	-	-	-	-	260,563	-	260,563 ____________
Total Comprehensive income	-	-	-	-	-	-	1,143,836
Treasury stock purchased	-	-	-	-	-	(33,180)	(33,180)
Dividends on common stock at $0.25 per share	-	-	-	(167,264)	-	-	(167,264)
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	104 ____________	- ____________	- ____________	866 ____________	970 ____________
Balance at September 30, 2000	$ - =======	$ 2,786,095 ==========	$ 10,266,013 ==========	$ 17,438,483 ==========	$ (515,611) ==========	$ (904,140) ==========	$ 29,070,840 ==========

Balance at June 30, 2001	$ -	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the three months ended 9/30/01	-	-	-	942,361	-	-	942,361
Adjustment of valuation reserve for Securities available for sale		-	-	-	320,762	-	320,762 ____________
Total Comprehensive income	-	-	-	-	-	-	1,263,123
Dividends on common stock at $0.25 per share	-	-	-	(160,903)	-	-	(160,903)
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	1,781 ____________	- ____________	- ____________	50,000 ____________	51,781 ____________
Balance at September 30, 2001	$ - =======	$ 2,786,095 ==========	$ 10,268,848 ==========	$ 20,326,329 ==========	$ 143,043 ==========	$ (1,925,297) ==========	$ 31,599,018 ==========

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
	___________________	___________________
Cash provided by operating activities	$ 1,119,298	$ 1,849,370

Cash flows from investing activities:
Available for sale securities purchased	(436,747)	(512,793)
Available for sale securities matured	1,623,007	860,770
Available for sale securities sold	22,287	73,480
Net change in loans	3,161,400	(7,652,400)
Net capital expenditures	(11,592)	(84,406)
Proceeds from Sale of Aquired Assets	275,024	103,144
Real estate held for investment sold	45,893	11,414
	___________________	___________________
Net cash provided (used) by investing activities	4,679,272	(7,200,791)

Cash flows from financing activities:
Net change in deposits	13,758,791	6,614,214
Net change in repurchase agreements	1,184,740	1,490,249
Dividends paid	(160,903)	(167,264)
Proceeds from stock issuance	51,781	-
Treasury Stock purchased	-	(32,314)
Net decrease in advances from Federal Home Loan Bank of Boston	(18,832,400)	(793,086)
	___________________	___________________
Net cash (used ) provided by financing activities	(3,997,991)	7,111,799
	___________________	___________________

Net increase in cash and cash equivalents	1,800,579	1,760,378

Cash and cash equivalents, beginning of period	14,188,265	12,777,943
	___________________	___________________
Cash and cash equivalents, end of period	$ 15,988,844	$ 14,538,321
	=================	=================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market value adjustments
on available for sale securities	320,762	260,563
Net transfer from loans to aquired assets	214,780	192,609

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	-	-
Interest paid	4,905,242	5,349,662

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2001 included in the company's Annual Report on form 10-K.

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

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2001 ______________	June 30, 2001 ______________
Residential Mortgages	$ 178,145,507	$ 185,985,453
Commercial Real Estate	70,217,190	68,568,711
Construction	6,196,847	4,878,143
Commercial	46,393,455	45,438,422
Consumer & Other	73,318,795 ______________	72,777,245 ______________
Total	374,271,794	377,647,974
Net Deferred Costs	2,915,818 ______________	2,834,838 ______________
Net Loans	$ 377,187,612 ============	$ 380,482,812 ============

4.  Securities

Securities available for sale at cost and approximate market values are summarized below:
	September 30, 2001 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ --	$ --	$ 248,628	$ 248,628
Corporate bonds	149,900	155,836	149,887	151,641
Mortgage-backed securities	17,360,589	17,764,609	18,737,709	18,662,746
Equity securities	1,587,135 ___________	1,393,910 ___________	1,305,892 ___________	1,109,829 ___________
	$19,097,624 ==========	$19,314,355 ==========	$20,442,116 ==========	$20,172,844 ==========

	September 30, 2001 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Due in one year or less	$ --	$ --	$ 248,628	$ 248,628
Due after one year through five years	149,900	155,836	149,887	151,641
Mortgage-backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing September 2003 to November 2029)	17,360,589	17,764,609	18,737,709	18,662,746
Equity securities	1,587,135 ___________	1,393,910 ___________	1,305,892 ___________	1,109,829 ___________
	$19,097,624 ==========	$19,314,355 ==========	$20,442,116 ==========	$20,172,844 ==========

5.  Allowances for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

Three Months Ended September 30,
	2001 _______________	2000 _______________
Balance at beginning of year	$ 3,778,000	$ 3,498,000
Add provision charged to operations	210,323	195,511
Recoveries on loans previously charge off	48,691 _______________	50,741 _______________
	4,037,014	3,744,252
Less loans charged off	219,014 _______________	171,252 _______________
Balance at end of period	$ 3,818,000 =============	$ 3,573,000 =============

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2001 _______________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates _______________
$ 8,951,735	3.79% - 6.79%	2002
6,955,331	4.34% - 6.67%	2003
29,309,257	3.98% - 6.07%	2004
28,000,000	5.52% - 6.79%	2005
1,000,000	5.55%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 89,216,323 =================

June 30, 2001 _______________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates _______________
$ 38,105,113	3.79% - 7.05%	2002
8,722,204	4.34% - 6.64%	2003
18,221,406	4.78% - 6.67%	2004
2,000,000	6.65%	2005
26,000,000	5.55% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 108,048,723 =================

7.  Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (FASB) recently issued Statement of Accounting Standards No. 141(FAS 141) " Business Combinations" and Statement of Accounting Standards No. 142 (FAS142) " Goodwill and Other Intangible Assets". These FASB statements provide guidance on how to account for acquired goodwill and other intangible assets. The most substantive changes represented by these statements are that certain intangible assets that have been reported as goodwill be reclassified separate from goodwill and that goodwill and other intangibles with indefinite useful lives will no longer be amortized but be subject to impairment testing on a periodic basis.

FAS 141 applies to all business combinations initiated after June 30, 2001, and eliminates the pooling of interest method of accounting for business acquisitions. FAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of the fiscal year. Early adoption of FAS 142 is permitted for entities with fiscal years beginning after March 31, 2001. Northeast Bancorp has elected early adoption of the provisions of these statements in this fiscal year beginning July 1, 2001. Accordingly $505,933 of Core Deposit Intangible has been reclassified from Goodwill and is included in Other Assets. Amortization of the Core Deposit Intangible of $43,071 is included in Other Expenses. The Company has determined that the original useful life of the core deposit intangible used for amortization calculations is appropriate and will continue to be used for the remaining three years.

As of July 1, 2001 the remaining Goodwill of $407,897 represents the excess purchase price over the carrying value of the identifiable assets and liabilities from the acquisition of Brunswick Federal Savings. Northeast Bancorp operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Company determined that the estimated fair value of the assets and liabilities of Northeast Bancorp (the reporting unit)exceeded the carrying value, including goodwill, at July 1, 2001 and therefore no impairment has been experienced. Accordingly the Company has discontinued the annual amortization of $101,975.

The following schedule presents the impact of adoption of FAS 142 for the periods indicated:

For the three months ended September 30,
	2001	2000
Reported net income	$ 942,361	$ 883,273
Add back Goodwill amortization	0 ________________	25,494 ________________
Adjusted net income	$ 942,361 ==============	$ 908,767 ==============
Basic earnings per share
Reported net income	$ 0.37	$ 0.33
Goodwill amortization	0 ________________	.01 ________________
Adjusted net income	$ 0.37	$ 0.34

Diluted earnings per share
Reported net income	$ 0.36	$ 0.33
Goodwill amortization	0 ________________	0.01 ________________
Adjusted net income	$ 0.36 ==============	$ 0.34 ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Operations

Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at September 30, 2001.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company from June 30, 2001 to September 30, 2001, and the results of operations for the quarters ended September 30, 2001and 2000. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. A more detailed description of potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements is set forth in Part 1, Item 1 of the Company's Form 10-K for the fiscal year ended June 30, 2001 under the heading "Forward Looking Statements" and is incorporated herein by reference.

Financial Condition

Total consolidated assets of the Company were $428,907,103 as of September 30, 2001, which represents a decrease of $2,391,083 from June 30, 2001. The decrease in total assets is net of a $1,800,579 increase in cash equivalents, a $544,934 increase in loans held for sale, a $858,489 decrease in available for sale securities, a $3,335,200 decrease in net loans and a $542,908 decrease in other assets. The decrease in net loans resulted primarily from a sale of $5,036,142 of indirect auto loans. Total deposits and repurchase agreements increased by $14,943,531 from June 30, 2001 to September 30, 2001, while Federal Home Loan Bank ("FHLB") borrowings decreased by $18,832,400 during the same period.

As of September 30, 2001 and June 30, 2001, the Company's investment portfolio totaled $19,314,355 and $20,172,844, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is classified as available for sale at September 30, 2001 and June 30, 2001. Equity securities, and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2001 was $19,097,624 and $19,314,355, respectively. The difference between the carrying value and the cost of the securities of $216,731 was primarily attributable to the increase in the market value of mortgage-backed securities due to declining interest rates. The net unrealized gain on mortgage-backed securities was $404,020 at September 30, 2001. Substantially all of the mortgage-backed securities are high-grade government backed securities. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other than temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio during the September 30, 2001 quarter, there have been other than temporary declines in values of individual equity securities in the amount of $137,598. A substantial portion of this write-down was attributable to three securities for which the recent financial performance has deteriorated. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statement of income for the quarter ended September 30, 2001.

The Bank's loan portfolio had a balance of $377,187,612 as of September 30, 2001, which represents a decrease of $3,295,200 compared to June 30, 2001. From June 30, 2001 to September 30, 2001, the loan portfolio increased by $955,033 in commercial loans, $541,550 in consumer and other loans, and decreased by $4,872,763 in real estate mortgage loans. The decrease in real estate mortgage loans was primarily attributable to the refinancing of mortgage loans previously held in the bank's loan portfolio. In August 2001 the Bank sold $5,036,142 of indirect auto loans, in which the Bank recorded a gain of $68,988. The Bank anticipates holding approximately $20,000,000 of indirect auto loans in its portfolio and currently holds $16,561,420 as of September 30, 2001. The Bank continues to originate indirect auto loans and the Bank has continued to build relationships with other institutions for future sales of the indirect auto loans it originates. The loan portfolio contains elements of credit and interest rate risk. The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of September 30, 2001 has remained significantly unchanged when compared to June 30, 2001. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

At September 30, 2001, residential real estate mortgages consisting of owner-occupied residential loans made up 49% of the total loan portfolio, of which 33% of the residential loans are variable rate products. At September 30, 2000, residential real estate mortgages consisting of owner-occupied residential loans made up 52% of the total loan portfolio, of which 36% of the residential loans are variable rate products. Variable rate residential loans have decreased during the September 2001 quarter, when compared to the September 2000 quarter, due to the increased market demand for fixed rate loans. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At September 30, 2001, 19% of the Bank's total loan portfolio consists of commercial real estate mortgages. Commercial real estate loans have minimal interest rate risk as 91% of the portfolio consists of variable rate products. At September 30, 2000, commercial real estate mortgages made up 18% of the total loan portfolio, of which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 12% of the total loan portfolio, of which 53% are variable rate instruments at September 30, 2001. At September 30, 2000 commercial loans made up 11% of the total loan portfolio, of which 45% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 20% of the loan portfolio as of September 30, 2001, which compares to 19% at September 30, 2000. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The increase in consumer loans was primarily due to increased volume in indirect automobile loans and mobile home loans, which together comprise approximately 90% of the total consumer loans. The consumer loan department underwrites all the indirect automobile loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on the loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's known market areas.

The Bank's allowance for loan losses was $3,818,000 as of September 30, 2001 as compared to $3,778,000 as of June 30, 2001,representing 1.01% and 0.99% of total loans, respectively. The Bank had non-performing loans totaling $2,572,000 and $3,629,000 at September 30, 2001 and June 30, 2001, respectively, which was 0.68% and 0.95% of total loans, respectively. The decrease in commercial mortgage non-performing loans was primarily due to the settlement of a commercial real estate loan with an outstanding principal balance of approximately $1,231,000 at June 30, 2001. This loan was settled by sale of the property and payment received from the guarantor. The Bank's allowance for loan losses was equal to 148% and 104% of the total non-performing loans at September 30, 2001 and June 30, 2001, respectively.

The following table represents the Bank's non-performing loans as of September 30, 2001 and June 30, 2001, respectively:

Description	September 30, 2001	June 30,2001
1 - 4 Family Mortgages	$ 702,000	$ 577,000
Commercial Mortgages	850,000	2,139,000
Commercial Loans	560,000	523,000
Consumer and Other	460,000 ____________	390,000 ____________
Total non-performing	$ 2,572,000 ===========	$ 3,629,000 ===========

At September 30, 2001, the Bank had approximately $322,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $126,000 when compared to the $448,000 at June 30, 2001. The Bank's delinquent loans, as a percentage of total loans, decreased slightly during the September 30, 2001 quarter and in an effort to control the amount of such loans management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

09-30-01	06-30-01	03-31-01	12-31-00
1.30%	1.53%	1.49%	1.34%

At September 30, 2001, loans classified as non-performing included approximately $687,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.12% as of September 30, 2001.

The level of the allowance for loan losses, as a percentage of total loans, remained essentially the same at September 30, 2001 compared to June 30, 2001, while the level of the allowance for loan losses as a percentage of total non-performing loans increased as total non-performing loans decreased from June 30, 2001 to September 30, 2001. The allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. Classified loans are also considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

Assets acquired through foreclosure decreased $66,244 from June 30, 2001 to September 30, 2001. The decrease is net of additions of $218,905, dispositions of $279,149 and provision to the allowance for losses of $6,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $23,069 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

All other assets decreased by $476,663 from June 30, 2001 to September 30, 2001. The decrease was primarily due to the decrease in interest receivable on loans and securities and depreciation on Bank premises and equipment.

Other liabilities increased by $343,785 compared to June 30, 2001, due to increases in accrued operating expenses, primarily income taxes.

Capital Resources and Liquidity

The Bank continues to attract new local deposit relationships. The Bank utilizes, as alternative sources of funds, brokered certificate of deposits ("CD's") when national deposit interest rates are less than the interest rates on local market deposits. Brokered CD's are also used to supplement the growth in earning assets. Brokered CD's carry the same risk as local deposit CD's, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank also utilizes FHLB advances, as alternative sources of funds, when the interest rates of the advances are less than market deposit interest rates. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $287,894,569 and securities sold under repurchase agreements were $10,003,539 as of September 30, 2001. These amounts represent an increase of $13,758,791 and $1,184,740, respectively, compared to June 30, 2001. The increase in total deposits is net of a $9,819,496 increase in transaction accounts, a $6,989,188 increase in Brokered CD's and a $3,049,893 decrease in bank CD's. The increase in transaction accounts resulted from the bank's special marketing program, initiated during this quarter, that encouraged the shift from certificates of deposit to transaction accounts. The decrease in bank CD's is attributable to a declining interest rate environment that significantly lowered CD rates offered to customers and the marketing program mentioned previously.  The Bank has devoted additional staffing to increase its balances in repurchase agreements. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner. Brokered CD's represented $32,990,878 of the total deposits at September 30, 2001, which increased by $6,989,188 compared to the $26,001,690 balance as of June 30, 2001. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total advances from the FHLB were $89,216,323 as of September 30, 2001; a decrease of $18,832,400 compared to June 30, 2001. The cash received from the growth in deposits and securities sold under repurchase agreements allowed the Bank to decrease the amount of its FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $44,800,000 over and above the September 30, 2001 advances. Mortgages, free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

In December 1999, the Board of Directors of Northeast Bancorp approved a plan to repurchase up to $2,000,000 of its common stock and in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, Northeast Bancorp may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of September 30, 2001, the Company has repurchased $1,925,297 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $31,599,018 as of September 30, 2001 as compared to $30,445,017 at June 30, 2001. Book value per common share was $12.25 as of September 30, 2001 as compared to $11.83 at June 30, 2001. The total equity to total assets ratio of the Company was 7.37% as of September 30, 2001 and 7.06% at June 30, 2001.

The Company's net cash provided by operating activities was $1,119,298 during the three months ended September 30, 2001, whichwas a $730,072 decrease when compared the same period in 2000. The decrease was primarily attributable to the increase in loans held for sale. Cash provided by financing activities also decreased the Company's net cash during the three months ended September 30, 2001, due primarily to the net pay down of advances from the Federal Home Loan Bank of Boston. The decrease in net cash, provided by the Company's operating and finance activities, was offset by the cash provided by investing activities due to the decrease in net loans, primarily due to the sale of indirect auto loans. Overall, the Company's cash position increased by $1,800,579 during the three months ended September 30, 2001.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2001, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of September 30, 2001:
Tier 1 (Core) capital (to risk weighted assets)	$35,983	11.34%	$12,689	4.00%	$19,033	6.00%
Tier 1 (Core) capital (to total assets)	$35,983	8.42%	$17,091	4.00%	$21,363	5.00%
Total Capital (to risk weighted assets)	$36,717	11.57%	$25,378	8.00%	$31,722	10.00%

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

Results of Operations

Net income for the quarter ended September 30, 2001 was $942,361 or basic earnings per share of $0.37 and diluted earnings per share of $0.36. This compares to earnings of $883,273 or basic and diluted earnings per share of $0.33 for the quarter ended September 30, 2000. The increase in income is net of a $48,500 increase in net interest income, a $235,008 increase in non-interest income, offset by a $14,812 increase in provision for loan losses, a $181,893 increase in non-interest expenses, and a $27,715 increase in income tax expense.

The Company's net interest income was $3,624,434 for the three months ended September 30, 2001, as compared to $3,575,934 for the three months ended September 30, 2000, an increase of $48,500. The net interest margin (net interest income as a percentage of average earning assets) increased to 3.49% for the three months ended September 30, 2001 from 3.40% for the same period in 2000.

Total interest income decreased $644,288 during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease in interest income was due primarily from decreased rates on loans. The decrease in total interest expense of $692,788 for the three months ended September 30, 2001 was due primarily from decreased rates on deposits and borrowings.

The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume _____________	Rate _____________	Total _____________
Investments	$(57,199)	$(60,424)	$(117,623)
Loans, net	(105,615)	(410,298)	(515,913)
FHLB & Other Deposits	37,027 _____________	(47,779) _____________	(10,752) _____________
Total Interest Earnings Assets	(125,787)	(518,501)	(644,288)

Deposits	170,889	(267,641)	(96,752)
Repurchases Agreements	(23,320)	(43,574)	(66,894)
Borrowings	(334,372) _____________	(194,770) _____________	(529,142) _____________
Total Interest-Bearing Liabilities	(186,803) _____________	(505,985) _____________	(692,788) _____________
Net Interest Income	$61,016 ============	$(12,516) ============	$48,500 ============
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

Approximately 40% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the three months ended September 30, 2001 was $210,323 as compared to $195,511 for the three months ended September 30, 2000, which was an increase of $14,812. Net charge-offs amounted to $170,923 for the three months ended September 30, 2001 compared to $120,511 for the same period in 2000.

Total non-interest income was $880,070 for the three months ended September 30, 2001 as compared to $645,062 for the three months ended September 30, 2000. Service fee income was $373,840 for the three months ended September 30, 2001 as compared to $298,759 for the three months ended September 30, 2000. The $75,081 service fee increase for the three months ended September 30, 2001 was primarily due to an increase in loan and deposit fee income due to increased accounts. Net gains from securities and trading decreased $7,612 and $2,256, respectively for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 due to reduced volume of security sales.

Other income was $495,194 for the three-month period ended September 30, 2001, which was an increase of $169,795 when compared to other income of $325,399 for the three months ended September 30, 2000. The $169,795 increase in other income was primarily due to a $96,899 increase in gains from sale of residential loans to Freddie Mac and a $68,988 gain from the sale of auto loans.

Total non-interest expense for the Company was $2,848,283 for the three months ended September 30, 2001 as compared to $2,666,390 for the three months ended September 30, 2000. The increase in non-interest expense of $181,893 was due, in part, to the increase in compensation expense of $100,319, due to increased costs associated with the Company's general increases in compensation, health insurance and benefit plans. All other expenses increased by $81,574 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase was primarily due to an increase of $83,118 in write-downs of certain equity securities that management believes have experienced other than temporary declines in market value.

The Company's income tax expense increased by $27,715 for the three months ended September 30, 2001, when compared to the three months ended September 30, 2000. The increase in income tax expense is due to increased earnings before tax.

Recent Accounting Developments

See footnote 7 of the Notes to Consolidated Financial Statements for impact of FAS 141 and FAS 142.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2001. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 2001.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	Exhibits
	11	Statement regarding computation of per share earnings.
(b)	Reports on Form 8- K No reports on Form 8-K have been filed during the quarter ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 08, 2001	NORTHEAST BANCORP
By: James D. Delamater _______________________ James D. Delamater President and CEO
By: A. William Cannan _______________________ A. William Cannan COO and Interim CFO

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings