Form 10-Q
period 2001-12-31
NORTHEAST BANCORP /ME/
filed 2002-02-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	December 31, 2001

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
232 Center Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2002, the registrant had outstanding 2,578,300 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets December 31, 2001 and June 30, 2001
Consolidated Statements of Income Three Months ended December 31, 2001 and 2000
Consolidated Statements of Income Six Months ended December 31, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows Six Months ended December 31, 2001 and 2000
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2001	2001
	___________________	___________________
Assets
Cash and due from banks	$ 12,423,942	$ 9,594,668
Interest bearing deposits	708,472	507,597
Federal Home Loan Bank overnight deposits	12,648,000	4,086,000
Available for sale securities	22,800,350	20,172,844
Federal Home Loan Bank stock	6,644,500	6,644,500
Loans held for sale	2,057,950	1,166,775

Loans	372,563,498	380,482,812
Less allowance for loan losses	3,787,500	3,778,000
	___________________	___________________
Net loans	368,775,998	376,704,812

Bank premises and equipment, net	4,156,902	4,118,587
Aquired assets - net	401,328	385,077
Goodwill, net of accumulated amortization of $1,067,373 at 12/31/01 and at 6/30/01	407,897	407,897
Other assets	7,169,091	7,509,429
	___________________	___________________
Total Assets	$ 438,194,430	$ 431,298,186
	=================	=================

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 299,813,031	$ 274,135,778
Securities Sold Under Repurchase Agreements	10,973,761	8,818,799
Advances from the Federal Home Loan Bank	84,474,091	108,048,723
Other Liabilities	3,433,726	2,676,871
	___________________	___________________
Total Liabilities	398,694,609	393,680,171

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 and
2,786,095 shares issued and 2,577,800 and 2,572,938 shares outstanding
at 12/31/01 and 06/30/01, respectively	2,786,095	2,786,095
Additional paid in capital	10,268,885	10,267,067
Retained earnings	21,183,492	19,544,871
Accumulated other comprehensive income (loss)	30,549	(177,719)
	___________________	___________________
	34,269,021	32,420,314
	___________________	___________________
Treasury Stock at cost, 208,295 and 213,157 shares at 12/31/01, and
6/30/01, respectively.	(1,942,198)	(1,975,297)
	___________________	___________________
Total Shareholders' Equity	32,326,823	30,445,017
	___________________	___________________
Total Liabilities and Shareholder' Equity	$ 438,194,430	$ 431,298,186
	=================	================

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 65,459	$ 81,977
Interest on Loans & Loans held for sale	7,663,289	8,603,316
Interest on available for sale securities	315,020	406,644
Dividends on Federal Home Loan Bank stock	75,365	133,616
Other Interest Income	2,694	6,952
	___________________	___________________
Total Interest and Dividend Income	8,121,827	9,232,505

Interest Expense:
Deposits	2,874,682	3,336,040
Repurchase agreements	38,218	154,607
Trust preferred securities	176,520	176,520
Other borrowings	1,274,207	1,998,747
	___________________	___________________
Total Interest Expense	4,363,627	5,665,914
	___________________	___________________

Net Interest Income	3,758,200	3,566,591
Provision for loan losses	210,693	195,542
	___________________	___________________
Net interest income after Provision for Loan Losses	3,547,507	3,371,049

Other Income:
Service charges	363,796	267,950
Net securities gains	35,046	34,964
Net gain on trading activities	-	7,710
Other	622,070	339,647
	___________________	___________________
Total Other Income	1,020,912	650,271

Other Expenses:
Salaries and employee benefits	1,667,538	1,399,649
Net occupancy expense	221,330	199,943
Equipment expense	228,136	219,299
Goodwill amortization	-	25,494
Other	889,257	778,356
	___________________	___________________
Total Other Expenses	3,006,261	2,622,741
	___________________	___________________

Income Before Income Taxes	1,562,158	1,398,579
Income tax expense	543,795	490,005
	___________________	___________________
Net Income	$ 1,018,363	$ 908,574
	=================	=================

Earnings Per Common Share
Basic	$ 0.40	$ 0.34
Diluted	$ 0.39	$ 0.34

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2001	2000
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 133,532	$ 158,599
Interest on loans & Loans held for sale	15,662,825	17,118,765
Interest on available for sale securities	636,232	805,650
Dividends on Federal Home Loan Bank stock	169,153	267,232
Other Interest Income	7,095	13,557
	___________________	___________________
Total Interest and Dividend Income	16,608,837	18,363,803

Interest Expense:
Deposits	6,055,731	6,613,842
Repurchase agreements	99,925	283,209
Trust preferred securities	353,041	353,041
Other borrowings	2,717,506	3,971,188
	___________________	___________________
Total Interest Expense	9,226,203	11,221,280
	___________________	___________________

Net Interest Income	7,382,634	7,142,523
Provision for loan losses	421,016	391,053
	___________________	___________________
Net interest income after Provision for Loan Losses	6,961,618	6,751,470

Other Income:
Service charges	737,636	566,709
Net securities gains	46,083	53,612
Net gain on trading activities	-	9,966
Other	1,117,398	665,047
	___________________	___________________
Total Other Income	1,901,117	1,295,334

Other Expenses:
Salaries and employee benefits	3,171,843	2,803,636
Net occupancy expense	420,026	408,535
Equipment expense	408,598	422,772
Goodwill amortization	-	50,987
Other	1,854,211	1,603,200
	___________________	___________________
Total Other Expenses	5,854,678	5,289,130
	___________________	___________________

Income Before Income Taxes	3,008,057	2,757,674
Income tax expense	1,047,332	965,827
	___________________	___________________
Net Income	$ 1,960,725	$ 1,791,847
	=================	=================

Earnings Per Common Share
Basic	$ 0.76	$ 0.67
Diluted	$ 0.75	$ 0.67

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
	December 31,
	2001	2000
	___________________	___________________
Cash provided by operating activities	$ 2,366,725	$ 1,926,489

Cash flows from investing activities:
Available for sale securities purchased	(5,603,855)	(1,111,719)
Available for sale securities matured	2,999,406	1,812,199
Available for sale securities sold	191,839	192,030
Net change in loans	7,454,844	(7,316,223)
Net capital expenditures	(337,259)	(237,315)
Proceeds from Sale of Aquired Assets	488,637	242,478
Real estate held for investment sold	61,416	11,414
	___________________	___________________
Net cash provided (used) by investing activities	5,255,028	(6,407,136)

Cash flows from financing activities:
Net change in deposits	25,677,253	6,980,145
Net change in repurchase agreements	2,154,962	2,998,645
Dividends paid	(322,104)	(334,365)
Proceeds from stock issuance	51,898	2,132
Treasury Stock purchased	(16,981)	(127,477)
Net decrease in advances from Federal Home Loan Bank of Boston	(23,574,632)	(5,421,867)
	___________________	___________________
Net cash provided by financing activities	3,970,396	4,097,213
	___________________	___________________

Net increase in cash and cash equivalents	11,592,149	(383,434)

Cash and cash equivalents, beginning of period	14,188,265	12,777,943
	___________________	___________________
Cash and cash equivalents, end of period	$ 25,780,414	$ 12,394,509
	=================	=================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market value adjustments
on available for sale securities	208,268	487,265
Net transfer from loans to aquired assets	516,885	486,319

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	860,000	1,009,000
Interest paid	9,279,347	11,078,915

Page 7
NOTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2001 and 2000
	Preferred Stock ________	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2000	$ -	$ 2,786,095	$ 10,265,909	$ 16,722,474	$ (776,174)	$ (871,826)	$ 28,126,478
Net income for the six months ended 12/31/00	-	-	-	1,791,847	-	-	1,791,847
Adjustment of valuation reserve for Securities available for sale	-	-	-	-	487,265	-	487,265 ____________
Total Comprehensive income	-	-	-	-	-	-	2,279,112

Treasury stock purchased	-	-	-	-	-	(127,477)	(127,477)
Dividends on common stock at $0.125 per share	-	-	-	(334,365)	-	-	(334,365)
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	164 ____________	- ____________	- ____________	1,968 ____________	2,132 ____________
Balance at December 31, 2000	$ - =======	$ 2,786,095 ==========	$ 10,266,073 ==========	$ 18,179,956 ==========	$ (288,909) ==========	$ (997,335) ==========	$ 29,945,880 ==========

Balance at June 30, 2001	$ -	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the six months ended 12/31/01	-	-	-	1,960,725	-	-	1,960,725
Adjustment of valuation reserve for Securities available for sale		-	-	-	208,268	-	208,268 ____________
Total Comprehensive income	-	-	-	-	-	-	2,168,993

Treasury stock purchased	-	-	-	-	-	(16,981)	(16,981)
Dividends on common stock at $0.125 per share	-	-	-	(322,104)	-	-	(322,104)
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	1,818 ____________	- ____________	- ____________	50,080 ____________	51,898 ____________
Balance at December 31, 2001	$ - =======	$ 2,786,095 ==========	$ 10,268,885 ==========	$ 21,183,492 ==========	$ 30,549 ==========	$ (1,942,198) ==========	$ 32,326,823 ==========

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2001 included in the company's Annual Report on form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by NBNCT. In the second quarter of fiscal 2000, the NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its Common Securities to the Company. The Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2001 ______________	June 30, 2001 ______________
Residential Real Estate	$ 167,331,168	$ 185,985,453
Commercial Real Estate	73,589,392	68,568,711
Construction	8,059,624	4,878,143
Commercial	46,579,514	45,438,422
Consumer & Other	74,116,547 ______________	72,777,245 ______________
Total	369,676,245	377,647,974
Net Deferred Costs	2,887,253 ______________	2,834,838 ______________
Net Loans	$ 372,563,498 ============	$ 380,482,812 ============

4.  Allowances for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

Six Months Ended December 31,
	2001 _______________	2000 _______________
Balance at beginning of year	$ 3,778,000	$ 3,498,000
Add provision charged to operations	421,016	391,053
Recoveries on loans previously charge off	113,117 _______________	100,767 _______________
	4,312,133	3,989,820
Less loans charged off	524,633 _______________	378,820 _______________
Balance at end of period	$ 3,787,500 =============	$ 3,611,000 =============

5.  Securities

Securities available for sale at cost and approximate market values are summarized below:
	December 31, 2001 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ 5,125,149	$ 5,129,687	$ 248,628	$ 248,628
Corporate bonds	149,913	155,836	149,887	151,641
Mortgage-backed securities	15,979,829	16,135,933	18,737,709	18,662,746
Equity securities	1,499,172 _________	1,378,894 ___________	1,305,892 ___________	1,109,829 ___________
	$ 22,754,063 ==========	$ 22,800,350 ==========	$ 20,442,116 ==========	$ 20,172,844 ==========

	December 31, 2001 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Due in one year or less	$ --	$ --	$ 248,628	$ 248,628
Due after one year through five years	5,275,062	5,285,523	149,887	151,641
Mortgage-backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing September 2003 to November 2029)	15,979,829	16,135,933	18,737,709	18,662,746
Equity securities	1,499,172 ___________	1,378,894 ___________	1,305,892 ___________	1,109,829 ___________
	$ 22,754,063 ==========	$ 22,800,350 ==========	$ 20,442,116 ==========	$ 20,172,844 ==========

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2001 ________________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Periods Ending December 31, _____________________
$ 6,429,768	3.79% - 6.30%	2002
17,013,245	4.34% - 6.67%	2003
17,031,078	3.98% - 5.55%	2004
28,000,000	5.52% - 6.79%	2005
1,000,000	5.55%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 84,474,091 =================

June 30, 2001 _______________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Fiscal Years Ending June 30, _____________________
$ 38,105,113	3.79% - 7.05%	2002
8,722,204	4.34% - 6.64%	2003
18,221,406	4.78% - 6.67%	2004
2,000,000	6.65%	2005
26,000,000	5.55% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 108,048,723 =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Operations

Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at December 31, 2001.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company from June 30, 2001 to December 31, 2001, and the results of operations for the three and six months ended December 31, 2001 and 2000. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

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

Financial Condition

Total consolidated assets of the Company were $438,194,430 as of December 31, 2001, which represents an increase of $6,896,244 from June 30, 2001. The increase in total assets is net of a $11,592,149 increase in cash equivalents, a $891,175 increase in loans held for sale, a $2,627,506 increase in available for sale securities, a $7,928,814 decrease in net loans and a $285,772 decrease in other assets. The funds generated by the promotion of Express Gold, a tiered NOW account, and new brokered certificates of deposit in excess of new loans and payoff of Federal Home Loan Bank ("FHLB") borrowings at maturity were invested in overnight deposits and short-term federal agency securities, classified as available for sale.

Total deposits and repurchase agreements increased by $27,832,215 from June 30, 2001 to December 31, 2001, while FHLB borrowings decreased by $23,574,632 during the same period.

As of December 31, 2001 and June 30, 2001, the Company's cash and due from banks totaled $12,423,942 and $9,594,668, respectively. The $2,829,274 increase was from additional reserve balances maintained at the Federal Reserve Bank of Boston due to an increase in transaction deposit accounts. The Federal Home Loan Bank overnight deposits increased $8,562,000 from $4,086,000 at June 30, 2001 to $12,648,000 from the increase in transaction deposit accounts. New loans and investments in short-term agency securities will reduce the amount of overnight deposit during the Company's third quarter.

As of December 31, 2001 and June 30, 2001, the Company's investment portfolio totaled $22,800,350 and $20,172,844, respectively. The investment portfolio consists of federal agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is classified as available for sale at December 31, 2001 and June 30, 2001. Equity securities, and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2001 was $22,754,063 and $22,800,350, respectively. The difference between the carrying value and the cost of the securities of $46,287 was primarily attributable to the increase in the market value of mortgage-backed securities due to declining interest rates. The net unrealized gain on mortgage-backed securities was $156,104 at December 31, 2001. Substantially all of the mortgage-backed securities are high-grade, government agency securities. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other than temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been other than temporary declines in values of individual equity securities in the amount of $137,598. The write-down of the securities portfolio was recognized in the first quarter of fiscal 2002. A substantial portion of this write-down was attributable to three securities for which the recent financial performance had deteriorated. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statement of income for the six months ended December 31, 2001. To improve interest income, management had purchased short-term federal agency securities during the period reducing FHLB overnight deposits.

The Bank's loan portfolio had a balance of $372,563,498 as of December 31, 2001, which represents a decrease of $7,919,314 compared to June 30, 2001. From June 30, 2001 to December 31, 2001, the loan portfolio net change was comprised of a decrease in real estate loans of $10,452,123 partially offset by an increase in commercial loans of $1,141,092 and in consumer loans of $1,339,302. The decrease in real estate loans was primarily attributable to the refinancing of loans previously held in the bank's loan portfolio and selling most of the new residential real estate loans into the secondary market. This reflected management's decision not to hold in portfolio low interest rate, long-term loans. Thus the increase in loans held for sale of $891,175 at December 31, 2001 compared to June 30, 2001. The Bank also makes and holds indirect auto loans. The Bank anticipates holding approximately $20,000,000 of indirect auto loans in its portfolio and currently holds $16,573,411 as of December 31, 2001. Competitive pressures during the second quarter have slowed the origination of indirect auto loans to approximately $4,318,500, down 26% from the first quarter of 2002. This loan portfolio contains elements of credit and interest rate risk.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of December 31, 2001 has remained significantly unchanged when compared to June 30, 2001. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

At December 31, 2001, residential real estate mortgages consisting of owner-occupied residential loans made up 46% of the total loan portfolio, of which 28% of the residential loans are variable rate products. At June 30, 2001, residential real estate loans consisting of owner-occupied residential loans made up 50% of the total loan portfolio, of which 34% of the residential loans were variable rate products. Variable rate residential loans have decreased when compared to the prior year due to the increased market demand for fixed rate loans. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At December 31, 2001, 21% of the Bank's total loan portfolio consists of commercial real estate loans. Commercial real estate loans have minimal interest rate risk as 92% of the portfolio consists of variable rate products. At June 30, 2001, commercial real estate mortgages made up 19% of the total loan portfolio, of which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 13% of the total loan portfolio, of which 54% are variable rate instruments at December 31, 2001. At June 30, 2001 commercial loans made up 12% of the total loan portfolio, of which 51% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 20% of the loan portfolio as of December 31, 2001, which compares to 19% at June 30, 2001. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The increase in consumer loans was primarily due to increased volume in indirect recreational vehicle loans and mobile home loans, which together comprise approximately 66% of the total consumer loans. Although indirect auto loans are declining, they account for 23% of total consumer loans. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas.

The Bank's allowance for loan losses was $3,787,500 as of December 31, 2001 as compared to $3,778,000 as of June 30, 2001, representing 1.02% and 0.99% of total loans, respectively. The Bank had non-performing loans totaling $1,953,000 and $3,629,000 at December 31, 2001 and June 30, 2001, respectively, or 0.52% and 0.95% of total loans, respectively. The decrease in non-performing loans was primarily due to the settlement of two commercial real estate loans with outstanding principal balances of approximately $1,722,000 at June 30, 2001. These loans were fully recovered through sale of the property. The Bank's allowance for loan losses was equal to 194% and 104% of the total non-performing loans at December 31, 2001 and June 30, 2001, respectively.

The following table represents the Bank's non-performing loans as of December 31, 2001 and June 30, 2001, respectively:

Description	December 31, 2001	June 30,2001
1 - 4 Family Mortgages	$ 429,000	$ 577,000
Commercial Mortgages	514,000	2,139,000
Commercial Loans	574,000	523,000
Consumer and Other	436,000 ____________	390,000 ____________
Total non-performing	$ 1,953,000 ===========	$ 3,629,000 ===========

At December 31, 2001, the Bank had approximately $300,000 of loans classified substandard, exclusive of the non-performing loans stated above, that could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $148,000 when compared to the $448,000 at June 30, 2001. The Bank's delinquent loans, as a percentage of total loans, increased during the December 31, 2001 quarter. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

12-31-01	09-30-01	06-30-01	03-31-01
1.51%	1.30%	1.53%	1.49%

At December 31, 2001, loans classified as non-performing included approximately $532,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.37% as of December 31, 2001.

The level of the allowance for loan losses, as a percentage of total loans, increased to 1.02% at December 31, 2001 compared to 0.99% at June 30, 2001. The level of the allowance for loan losses as a percentage of total non-performing loans increased as total non-performing loans decreased from June 30, 2001 to December 31, 2001.

The allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. In establishing the level of the allowance for loan losses at December 31, 2001 management considered the positive trend in the reduction of non-performing loans, which was offset by a negative trend in higher delinquencies. These trends combined with economic factors in the Company's market areas and classified loans were considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

On a regular and ongoing basis, management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the character and size of each loan portfolio, loan mix, the level and trends of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

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

Assets acquired through foreclosure increased $16,251 from June 30, 2001 to December 31, 2001. The increase is net of additions of $516,888, dispositions of $488,637 and provision to the allowance for losses of $12,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $19,632 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

All other assets decreased by $302,023 from June 30, 2001 to December 31, 2001. The decrease was primarily due to the decrease in interest receivable on loans and securities net of an increase in Bank premises and equipment.

Other liabilities increased by $756,855 compared to June 30, 2001, due to increases in loan escrow balances.

Capital Resources and Liquidity

The Bank continues to attract new local deposit relationships. As alternative sources of funds, the Bank utilizes brokered certificate of deposits ("CD's") and FHLB advances when their respective interest rates are less than the interest rates on local market deposits. Brokered CD's carry the same risk as local deposit CD's, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Brokered CD's are used to supplement the growth in earning assets. FHLB advances are also used to fund short-term liquidity demands.

Total deposits were $299,813,031 and securities sold under repurchase agreements were $10,973,761 as of December 31, 2001. These amounts represent an increase of $25,677,253 and $2,154,962, respectively, compared to June 30, 2001. The increase in total deposits is net of a $35,129,621 increase in transaction accounts, a $6,487,483 increase in Brokered CD's and a $15,939,851 decrease in bank CD's. The increase in transaction accounts resulted from the bank's promotion of Express Gold, a NOW account with tiered interest rates, to attract core deposits. The promotion generated 1,242 new accounts and initial deposits of $25,091,877. This promotion also encouraged the shift from certificates of deposit to transaction accounts. The introductory tiered interest rates on the Express Gold account were above the market through the promotion period. The tiered rates were reduced to market levels at the beginning of the third quarter of fiscal 2002. The decrease in bank CD's is attributable to a declining interest rate environment that significantly lowered CD rates offered to customers and the marketing program mentioned previously. Brokered CD's represented $32,489,173 of the total deposits at December 31, 2001, which increased by $6,487,483 compared to the $26,001,690 balance as of June 30, 2001. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total securities sold under repurchase agreements were $10,973,761, an increase of $2,154,962 compared to June 30, 2001. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Total advances from the FHLB were $84,474,091 as of December 31, 2001, a decrease of $23,574,632 compared to June 30, 2001. The cash received from the growth in deposits and securities sold under repurchase agreements allowed the Bank to decrease the amount of its FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $52,304,000 over and above the December 31, 2001 advances. Mortgages, investment securities and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank's ability to access principal sources of funds is immediate and with the borrowing capacity at the Federal Home Loan Bank, the normal growth in bank deposits and repurchase agreements and the immediate availability of the Bank's cash equivalents as well as securities available for sale, management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of December 31, 2001, the Company has repurchased $1,942,198 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $32,326,823 as of December 31, 2001 as compared to $30,445,017 at June 30, 2001. The increase of $1,881,806 was primarily from net income increasing retained earnings. Book value per common share was $12.54 as of December 31, 2001 as compared to $11.83 at June 30, 2001. The total equity to total assets ratio of the Company was 7.38% as of December 31, 2001 and 7.06% at June 30, 2001.

The Company's net cash provided by operating activities was $2,366,725 during the six months ended December 31, 2001, which was a $440,236 increase when compared the same period in 2000. The increase was primarily attributable to the increase in net income. The repayment of loans increased cash provided by investing activities during the six months ended December 31, 2001 compared to December 31, 2000. Increase in core deposits and repurchase agreements increased cash provided by financing activities compared the same period in 2000, net of pay down of advances from the Federal Home Loan Bank of Boston. Overall, the Company's cash position increased by $11,592,149 during the six months ended December 31, 2001.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2001, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2001, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of December 31, 2001:
Tier 1 (Core) capital (to risk weighted assets)	$36,644	11.51%	$12,734	4.00%	$19,101	6.00%
Tier 1 (Core) capital (to total assets)	$36,644	8.39%	$17,465	4.00%	$21,831	5.00%
Total Capital (to risk weighted assets)	$38,643	12.14%	$25,468	8.00%	$31,835	10.00%

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

Results of Operations

Net income for the quarter ended December 31, 2001 was $1,018,363 or basic earnings per share of $0.40 and diluted earnings per share of $0.39. This compares to earnings of $908,574 or basic and diluted earnings per share of $0.34 for the quarter ended December 31, 2000. The increase in income is net of a $191,609 increase in net interest income, a $370,641 increase in non-interest income, offset by a $15,151 increase in provision for loan losses, a $383,520 increase in non-interest expenses, and a $53,790 increase in income tax expense. Net income for the six months ended December 31, 2001 was $1,960,725 or basic earnings per share of $0.76 and diluted earning per share of $0.75 compared to $1,791,847 or basic and diluted earnings per share of $0.67for the six months ended December 31, 2000.

The Company's net interest income was $7,382,634 for the six months ended December 31, 2001, as compared to $7,142,523 for the six months ended December 31, 2000, an increase of $240,111. The net interest margin (net interest income as a percentage of average earning assets) increased to 3.51% for the six months ended December 31, 2001 from 3.36% for the same period in 2000.

Total interest income decreased $1,754,966 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The decrease in interest income was due primarily from decreased rates on loans. The decrease in total interest expense of $1,995,077 for the six months ended December 31, 2001 compared to the same period in 2000 was due primarily from decreased rates on deposits and borrowings and decrease in the volume of borrowings.

The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume _____________	Rate _____________	Total _____________
Investments	$(111,014)	$(156,483)	$(267,497)
Loans, net	(324,076)	(1,131,864)	(1,455,940)
FHLB & Other Deposits	110,496 _____________	(142,025) _____________	(31,529) _____________
Total Interest Earnings Assets	(324,594)	(1,430,372)	(1,754,966)

Deposits	371,981	(930,092)	(558,111)
Repurchases Agreements	(47,199)	(136,083)	(183,284)
Borrowings	(824,910) _____________	(428,772) _____________	(1,253,682) _____________
Total Interest-Bearing Liabilities	(500,128) _____________	(1,494,949) _____________	(1,995,077) _____________
Net Interest Income	$175,534 ============	$64,577 ============	$240,111 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that represents the potential changes in interest rates and those changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of increasing rates. Management is currently addressing the asset/liability mix to maintain the Bank in a slightly asset sensitive position.

Approximately 39% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the six months ended December 31, 2001 was $421,016 as compared to $391,053 for the six months ended December 31, 2000, which was an increase of $29,963. Net charge-offs amounted to $411,516 for the six months ended December 31, 2001 compared to $278,053 for the same period in 2000. The Bank experienced continued loan growth in the commercial and consumer loans during the six months ended December 31, 2001. The economic recession has impacted the loan portfolio increasing delinquencies and the volume of loans charged off. Due to the increase in loans with higher credit risk and the recession, the Bank increased its provision for loan losses to increase its allowance for loan losses and to increase the allowance as a percentage of total loans for the six months ended December 31, 2001.

Total non-interest income was $1,020,912 and $1,901,117 for the three and six months ended December 31, 2001 as compared to $650,271 and $1,295,334 for the three and six months ended December 31, 2000. Service fee income was $363,796 and $737,636 for the three and six months ended December 31, 2001 as compared to $267,950 and $566,709 for the three and six months ended December 31, 2000. The $95,846 and $170,927 service fee increase for the three and six months ended December 31, 2001, respectively, was primarily due to increasing loan and deposit fee income. Net gains from available for sales securities were $35,046 and $46,083 for the three and six months ended December 31, 2001 compared to $34,964 and $53,612 for the three and six months ended December 31, 2000. The decrease of $7,529 for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 was due to reduced volume of security sales.

Other income was $622,070 and $1,117,398 for the three and six-month period ended December 31, 2001, which was an increase of $282,423 and $452,351, respectively, when compared to other income of $339,647 and $665,047 for the three and six months ended December 31, 2000. The $282,423 increase for the quarter was due to $86,198 increase in gains from sale of residential real estate loans and $196,225 increase in investment, insurance and trust fees. The $452,351 increase in other income for the six month periods was primarily due to a $252,086 increase in gains from sale of residential real estate loans, a $68,988 gain from the sale of indirect auto loans, and a $131,277 increase in investment, insurance and trust fees.

Total non-interest expense for the Company was $3,006,261 and $5,854,678 for the three and six months ended December 31, 2001 as compared to $2,622,741 and $5,289,130 for the three and six months ended December 31, 2000. The $383,520 increase for the three months ended December 31, 2001 compared to the same period in 2000 was due to a $267,889 increase in compensation expense from employee severance, commissions paid to brokers in the investment division, and costs associated with the Company's general increases in compensation, health insurance and benefit plans. Net occupancy and equipment expense increased $30,224 for the three months due to additional leased space and the amortization of software. Other expense increased $110,901 for the three months primarily due to professional fees and loan collections expense. For the six months ended December 31, 2001 compared to the same period in 2000, the $565,548 increase in total non-interest expense was due, in part, to an increase in compensation expense of $368,207 reflecting costs associated with employee severance, investment broker commissions, incentive compensation, and general increases in compensation, health insurance and benefit plans. Other expenses increased $251,011 for the six months due to a $137,598 in write-downs of certain equity securities that management believes had experienced other than temporary declines in market value and $113,413 for professional fees, loan collection expenses, and training expenses.

The Company's income tax expense increased by $53,790 and $81,505 for the three and six months ended December 31, 2001, when compared to the three and six months ended December 31, 2000. The increases in income tax expense are due to increased earnings before tax.

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
Item 4.

Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/13/2001 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 13, 2001, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors - The following directors were elected to serve as such for the ensuing fiscal year:

Votes For	Votes Withheld
John W. Trinward, D.M.D.	2,016,914	287,516
John B. Bouchard	2,017,514	286,916
A. William Cannan	2,017,317	287,113
James D. Delamater	2,017,399	287,031
Ronald J. Goguen	2,013,402	291,028
Judith W. Kelly	2,017,514	286,916
Philip Jackson	2,017,299	287,131
Roland C. Kendall	2,017,114	287,316
John Rosmarin	2,017,514	286,916
John Schiavi	2,016,602	287,828
Stephen W. Wight	2,014,214	290,216
Dennis A. Wilson	2,017,514	286,916
Proposal 2 - Approval of 2001 Stock Plan. Proposal to approve and adopt the Northeast Bancorp 2001 Stock Option Plan.
Votes For	Votes Against	Votes Abstain	Non-Vote
1,354,316	306,271	20,451	623,392

Proposal 3 - Ratification of Appointment of Auditors. Shareholders voted to ratify the appointment of Baker Newman & Noyes, Limited Liability Company, as the Company's auditors for the 2002 fiscal year as follows:

Votes For	Votes Against	Votes Abstain
2,297,630	2,100	4,700
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	Exhibits
11	Statement regarding computation of per share earnings.
(b)

Reports on Form 8- K
On January 17,2002, the Company filed a report on Form 8-K announcing the resignation of Mr. A. William Cannan as a director, Executive Vice President and Chief Operating Officer of both Northeast Bancorp, a Maine corporation (the "Company"), and of Northeast Bank, FSB, a wholly owned subsidiary of the Company (the "Bank").

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 10, 2002	NORTHEAST BANCORP
By: James D. Delamater _______________________ James D. Delamater President and CEO
By: Robert S. Johnson ________________________ Robert S. Johnson Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings