Form 10-Q
period 2002-03-31
NORTHEAST BANCORP /ME/
filed 2002-05-15
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	March 31, 2002

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
232 Center Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2002, the registrant had outstanding 2,647,712 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets March 31, 2002 and June 30, 2001
Consolidated Statements of Income Three Months ended March 31, 2002 and 2001
Consolidated Statements of Income Nine Months ended March 31, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2002 and 2001
Consolidated Statements of Cash Flows Nine Months ended March 31, 2002 and 2001
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2002	2001
	____________________	____________________
Assets
Cash and due from banks	$ 11,664,030	$ 9,594,668
Interest bearing deposits	763,675	507,597
Federal Home Loan Bank overnight deposits	-	4,086,000
Available for sale securities	43,177,999	20,172,844
Federal Home Loan Bank stock	6,644,500	6,644,500
Loans held for sale	1,257,718	1,166,775

Loans	366,371,430	380,482,812
Less allowance for loan losses	3,605,000	3,778,000
	____________________	____________________
Net loans	362,766,430	376,704,812

Bank premises and equipment, net	4,220,317	4,118,587
Aquired assets - net	439,872	385,077
Goodwill, net of accumulated amortization of $1,067,373 at 03/31/02 and at 6/30/01	407,897	407,897
Intangible Assets, net of accumulated amortization of $1,288,543 at 03/31/02
and $1,143,732 at 6/30/01	916,186	505,932
Other assets	7,188,939	7,003,497
	____________________	____________________
Total Assets	$ 439,447,563	$ 431,298,186
	==================	==================

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 303,714,941	$ 274,135,778
Securities Sold Under Repurchase Agreements	8,661,032	8,818,799
Advances from the Federal Home Loan Bank	83,969,887	108,048,723
Other Liabilities	2,338,666	2,676,871
	____________________	____________________
Total Liabilities	398,684,526	393,680,171

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,647,712 and 2,572,938 shares outstanding
at 03/31/02 and 06/30/01, respectively	2,786,095	2,786,095
Additional paid in capital	10,374,285	10,267,067
Retained earnings	21,986,045	19,544,871
Accumulated other comprehensive income (loss)	(199,875)	(177,719)
	____________________	____________________
	34,946,550	32,420,314
	____________________	____________________
Treasury Stock at cost, 138,383 and 213,157 shares at 03/31/02, and
6/30/01, respectively.	(1,356,511)	(1,975,297)
	____________________	____________________
Total Shareholders' Equity	33,590,039	30,445,017
	____________________	____________________
Total Liabilities and Shareholder' Equity	$ 439,447,563	$ 431,298,186
	==================	==================

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 40,658	$ 88,682
Interest on Loans & Loans held for sale	6,986,374	8,261,777
Interest on available for sale securities	401,851	381,132
Dividends on Federal Home Loan Bank stock	61,439	118,782
Other Interest Income	2,696	9,397
	___________________	___________________
Total Interest and Dividend Income	7,493,018	8,859,770

Interest Expense:
Deposits	2,538,863	3,277,403
Repurchase agreements	21,141	150,376
Trust preferred securities	176,520	176,520
Other borrowings	1,198,453	1,829,317
	___________________	___________________
Total Interest Expense	3,934,977	5,433,616
	___________________	___________________

Net Interest Income	3,558,041	3,426,154
Provision for loan losses	210,670	194,614
	___________________	___________________
Net interest income after Provision for Loan Losses	3,347,371	3,231,540

Other Income:
Service charges	365,917	275,847
Net securities gains	360,219	38,187
Net gain on sale of loans	146,920	203,930
Investment/Insurance commissions	299,801	284,147
Other	77,598	86,203
	___________________	___________________
Total Other Income	1,250,455	888,314

Other Expenses:
Salaries and employee benefits	1,721,747	1,443,812
Net occupancy expense	255,162	235,823
Equipment expense	229,153	225,777
Goodwill amortization	-	25,494

Intangible asset amortization	58,669	43,071
Other	857,834	726,874
	___________________	___________________
Total Other Expenses	3,122,565	2,700,851
	___________________	___________________

Income Before Income Taxes	1,475,261	1,419,003
Income tax expense	511,564	487,314
	___________________	___________________
Net Income	$ 963,697	$ 931,689
	=================	=================
Earnings Per Common Share
Basic	$ 0.37	$ 0.35
Diluted	$ 0.36	$ 0.35

Net interest margin (Bank)	3.67%	3.49%
Net interest spread (Bank)	3.23%	2.91%
Return on average assets (annualized)	0.89%	0.86%
Return on average equity (annualized)	11.92%	12.53%
Efficiency ratio	65%	63%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2002	2001
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 174,191	$ 247,281
Interest on loans & Loans held for sale	22,649,198	25,380,542
Interest on available for sale securities	1,038,083	1,186,782
Dividends on Federal Home Loan Bank stock	230,591	386,014
Other Interest Income	9,792	22,954
	___________________	___________________
Total Interest and Dividend Income	24,101,855	27,223,573

Interest Expense:
Deposits	8,594,593	9,891,245
Repurchase agreements	121,067	433,585
Trust preferred securities	529,561	529,561
Other borrowings	3,915,959	5,800,506
	___________________	___________________
Total Interest Expense	13,161,180	16,654,897
	___________________	___________________

Net Interest Income	10,940,675	10,568,676
Provision for loan losses	631,686	585,666
	___________________	___________________
Net interest income after Provision for Loan Losses	10,308,989	9,983,010

Other Income:
Service charges	1,103,553	842,556
Net securities gains	406,301	91,799
Net gain on sale of loans	523,383	259,319
Investment/Insurance commissions	946,688	743,013
Other	171,646	246,962
	___________________	___________________
Total Other Income	3,151,571	2,183,649

Other Expenses:
Salaries and employee benefits	4,893,590	4,247,449
Net occupancy expense	675,188	644,357
Equipment expense	637,752	648,550
Goodwill amortization	-	76,481
Intangible asset amortization	144,811	129,213
Other	2,625,901	2,243,932
	___________________	___________________
Total Other Expenses	8,977,242	7,989,982
	___________________	___________________

Income Before Income Taxes	4,483,318	4,176,677
Income tax expense	1,558,896	1,453,141
	___________________	___________________
Net Income	$ 2,924,422	$ 2,723,536
	=================	=================
Earnings Per Common Share
Basic	$ 1.13	$ 1.02
Diluted	$ 1.10	$ 1.01

Net interest margin (Bank)	3.74%	3.57%
Net interest spread (Bank)	3.24%	2.98%
Return on average assets (annualized)	0.90%	0.83%
Return on average equity (annualized)	12.07%	12.22%
Efficiency ratio	64%	63%

Page 6
NOTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2002 and 2001
	Preferred Stock ________	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2000	$ -	$ 2,786,095	$ 10,265,909	$ 16,722,474	$ (776,174)	$ (871,826)	$ 28,126,478
Net income for the nine months ended 3/31/01	-	-	-	2,723,536	-	-	2,723,536
Adjustment of valuation reserve for Securities available for sale	-	-	-	-	636,311	-	636,311 ____________
Total Comprehensive income	-	-	-	-	-	-	3,359,847

Treasury stock purchased	-	-	-	-	-	(377,173)	(377,173)
Dividends on common stock at $0.1875 per share	-	-	-	(500,695)	-	-	(500,695)
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	1,158 ____________	- ____________	- ____________	21,786 ____________	22,944 ____________
Balance at March 31, 2001	$ - =======	$ 2,786,095 ==========	$ 10,267,067 ==========	$ 18,945,315 ==========	$ (139,863) ==========	$ (1,227,213) ==========	$ 30,631,401 ==========

Balance at June 30, 2001	$ -	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the nine months ended 3/31/02	-	-	-	2,924,422	-	-	2,924,422
Adjustment of valuation reserve for Securities available for sale	-	-	-	-	(22,156)	-	(22,156) ____________
Total Comprehensive income	-	-	-	-	-	-	2,902,266

Treasury stock purchased	-	-	-	-	-	(16,981)	(16,981)
Dividends on common stock at $0.1875 per share	-	-	-	(483,248)	-	-	(483,248)
Treasury stock issued in connection with the acquisition of Kendall Insurance Company	-	-	114,544	-	-	170,235	284,779
Common stock issued in connection with employee benefit and stock option plans	- ________	- ____________	(7,326) ____________	- ____________	- ____________	465,532 ____________	458,206 ____________
Balance at March 31, 2002	$ - =======	$ 2,786,095 ==========	$ 10,374,285 ==========	$ 21,986,045 ==========	$ (199,875) ==========	$ (1,356,511) ==========	$ 33,590,039 ==========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	March 31,
	2002	2001
	___________________	___________________
Cash provided by operating activities	$ 2,535,074	$ 2,377,625

Cash flows from investing activities:
Available for sale securities purchased	(30,739,097)	(1,540,094)
Available for sale securities matured	4,335,811	3,194,669
Available for sale securities sold	3,559,529	374,273
Net change in loans	13,191,070	(1,737,451)
Net capital expenditures	(564,012)	(368,146)
Proceeds from sale of acquired assets	815,419	491,825
Real estate held for investment sold	61,416	11,414
Acquisition of business	(256,307)	-
	___________________	___________________
Net cash (used) provided by investing activities	(9,596,171)	426,490

Cash flows from financing activities:
Net change in deposits	29,579,163	15,451,952
Net change in repurchase agreements	(157,767)	1,580,780
Dividends paid	(483,248)	(500,695)
Proceeds from stock issuance	458,206	22,944
Treasury Stock purchased	(16,981)	(377,173)
Net decrease in advances from Federal Home Loan Bank of Boston	(24,078,836)	(9,741,888)
	___________________	___________________
Net cash provided by financing activities	5,300,537	6,435,920
	___________________	___________________

Net (decrease) increase in cash and cash equivalents	(1,760,560)	9,240,035

Cash and cash equivalents, beginning of period	14,188,265	12,777,943
	___________________	___________________
Cash and cash equivalents, end of period	$ 12,427,705	$ 22,017,978
	=================	=================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized market value adjustments
on available for sale securities	(22,156)	636,311
Net transfer from loans to acquired assets	888,214	1,083,679
Treasury stock issued in connection with acquisition of Kendall Insurance	284,779	-

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,490,000	1,536,000
Interest paid	13,205,694	16,351,596

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2001 included in the company's Annual Report on form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by NBNCT. NBNCT had sold $7,172,998 of its trust preferred securities to the public and $221,851 of its Common Securities to the Company. The Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on March 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after March 31, 2004 at redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2002 ______________	June 30, 2001 ______________
Residential Real Estate	$ 160,644,197	$ 185,985,453
Commercial Real Estate	74,940,094	68,568,711
Construction	9,153,808	4,878,143
Commercial	47,552,869	45,438,422
Consumer & Other	71,277,722 ______________	72,777,245 ______________
Total	363,568,690	377,647,974
Net Deferred Costs	2,802,740 ______________	2,834,838 ______________
Net Loans	$ 366,371,430 ============	$ 380,482,812 ============

4.  Allowances for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

Nine Months Ended March 31,
	2002 _______________	2001 _______________
Balance at beginning of year	$ 3,778,000	$ 3,498,000
Add provision charged to operations	631,686	585,666
Recoveries on loans previously charge off	166,130 _______________	142,803 _______________
	4,575,816	4,226,469
Less loans charged off	970,816 _______________	593,469 _______________
Balance at end of period	$ 3,605,000 =============	$ 3,633,000 =============

5.  Securities

Securities available for sale at cost and approximate market values are summarized below:
	March 31, 2002 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ 22,086,033	$ 21,917,500	$ 248,628	$ 248,628
Corporate bonds	149,925	154,336	149,887	151,641
Mortgage-backed securities	19,673,482	19,690,288	18,737,709	18,662,746
Equity securities	1,571,400 __________	1,415,875 ___________	1,305,892 ___________	1,109,829 ___________
	$ 43,480,840 ==========	$ 43,177,999 ==========	$ 20,442,116 ==========	$ 20,172,844 ==========

	March 31, 2002 _________________________		June 30, 2001 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Due in one year or less	$ --	$ --	$ 248,628	$ 248,628
Due after one year through five years	22,235,958	22,071,836	149,887	151,641
Mortgage-backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing September 2003 to November 2029)	19,673,482	19,690,288	18,737,709	18,662,746
Equity securities	1,571,400 ___________	1,415,875 ___________	1,305,892 ___________	1,109,829 ___________
	$ 43,480,840 ==========	$ 43,177,999 ==========	$ 20,442,116 ==========	$ 20,172,844 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	March 31, 2002 ______________	June 30, 2001 ______________
Demand	$ 28,119,595	$ 26,323,105
NOW	66,404,132	30,957,847
Money Market	7,259,304	6,601,435
Regular Savings	21,128,160	20,353,424
Brokered Deposits	29,027,020	26,001,690
Certificates of Deposit	151,776,730 ______________	163,898,277 ______________
Total Deposits	$ 303,714,941 ============	$ 274,135,778 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2002 ________________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Periods Ending March 31, _____________________
$ 8,228,028	2.03% - 6.64%	2003
16,812,743	4.34% - 6.67%	2004
14,929,116	3.98% - 5.55%	2005
28,000,000	5.52% - 6.79%	2006
1,000,000	5.55%	2007
8,000,000	5.59% - 5.68%	2008
4,000,000	4.50% - 4.81%	2011
3,000,000 ___________________	4.99%	2012
$ 83,969,887 =================

June 30, 2001 _______________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Fiscal Years Ending June 30, _____________________
$ 38,105,113	3.79% - 7.05%	2002
8,722,204	4.34% - 6.64%	2003
18,221,406	4.78% - 6.67%	2004
2,000,000	6.65%	2005
26,000,000	5.55% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 108,048,723 =================

8.  Acquisition of Assets from Kendall Insurance, Inc.

On February 20, 2002, Northeast Financial Services, Inc., a wholly-owned subsidiary of Northeast Bank, FSB, acquired substantially all of the assets of Kendall Insurance, Inc. located in Bethel, Maine for a purchase price of $569,564. The assets purchased were primarily intangibles. The purchase was structured as an asset acquisition, and consideration was paid 50% in cash and 50% from the issuance of 21,412 shares of common stock of Northeast Bancorp from treasury. The common stock issued was based on the market price on the date of acquisition. Kendall Insurance was purchased from Ronald C. Kendall, a director of Northeast Bancorp and Northeast Bank, FSB. The purchase price was determined through an arm's length negotiation. The purchase price was supported with an independent appraisal of the value of the assets acquired. The acquisition was accounted for as a purchase in accordance with Financial Accounting Standard Board Statement No. 141. The results of operations of Kendall Insurance have been included in the consolidated financial statements of the Company since the acquisition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Operations

Northeast Bancorp (the "Company") is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. The Company's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered. In addition, Kendall Insurance was acquired on February 20, 2002, and provides property and casualty insurance products from the facility in Bethel, Maine formerly occupied by Kendall Insurance. The Bank's deposits are primarily BIF-insured. Deposits at the Brunswick branch are SAIF-insured and represent approximately 20% of the Bank's total deposits at March 31, 2002.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western, midcoast and south-central Maine. The Bank continues to expand its commercial loan business, increase its line of financial products and services, and expand its market area. This strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. Substantially all of the Bank's current income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company from June 30, 2001 to March 31, 2002, and the results of operations for the three and nine months ended March 31, 2002 and 2001. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein.

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

Financial Condition

Total consolidated assets of the Company were $439,447,563 as of March 31, 2002, which represents an increase of $8,149,377 from June 30, 2001. The increase in total assets is net of a $23,005,155 increase in available for sale securities, a $90,943 increase in loans held for sale, a $752,221 increase in other assets, a $1,760,560 decrease in cash equivalents, and a $13,938,382 decrease in net loans. The funds generated by the promotion of Express Gold, a tiered NOW account, and new brokered certificates of deposit in excess of new loans and payoff of Federal Home Loan Bank ("FHLB") borrowings at maturity were invested in short-term government agency securities, classified as available for sale.

Total deposits and repurchase agreements increased by $29,421,396 from June 30, 2001 to March 31, 2002, while FHLB borrowings decreased by $24,078,836 during the same period.

As of March 31, 2002 and June 30, 2001, the Company's cash and due from banks totaled $11,664,030 and $9,594,668, respectively. The $2,069,362 increase was from additional reserve balances maintained at the Federal Reserve Bank of Boston due to an increase in transaction deposit accounts. The Federal Home Loan Bank overnight deposits decreased to zero from $4,086,000 at June 30, 2001 as the Company increased investments in short-term agency securities with higher yields.

As of March 31, 2002 and June 30, 2001, the Company's investment portfolio totaled $43,177,999 and $20,172,844, respectively. The investment portfolio consists of government agency securities, mortgage-backed securities, bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio increase of $23,005,155 as of March 31, 2002 was due to the purchase of short-term government agency securities using the funds generated by the Express Gold NOW deposit account promotion and new brokered certificates of deposit in excess of new loans and payoff of FHLB borrowings at maturity. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

The Company's investment portfolio is classified as available for sale at March 31, 2002 and June 30, 2001. Debt and equity securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2002 was $43,480,840 and $43,177,999, respectively. The difference between the carrying value and the cost of the securities of $302,841was primarily attributable to the decrease in the market value of government agency and mortgage-backed securities due to increasing interest rates. The net unrealized gain on mortgage-backed securities was $16,806 and the net unrealized loss on government agency securities was $168,533 at March 31, 2002. Substantially all of the government agency and mortgage-backed securities are high-grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management reviews the portfolio of investments on an ongoing basis to determine if there has been an other than temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been other than temporary declines in values of individual equity securities in the amount of $157,774. Two write-downs of the securities portfolio were recognized, $137,598 and $20,176 in the first and third quarters, respectively, of fiscal 2002. A substantial portion of this write-down was attributable to three securities for which the recent financial performance had deteriorated. Such securities have been written down through an adjustment against earnings and are included in other expenses in the statement of income for the three and nine months ended March 31, 2002.

The Bank's loan portfolio had a balance of $366,371,430 as of March 31, 2002, which represents a decrease of $14,111,382 compared to June 30, 2001. From June 30, 2001 to March 31, 2002, the loan portfolio net change was comprised of decreases in real estate loans of $14,694,208 and in consumer loans of $1,531,621, partially offset by an increase in commercial loans of $2,114,447. The decrease in real estate loans was primarily attributable to the refinancing of loans previously held in the bank's loan portfolio and selling most of the new residential real estate loans into the secondary market. This reflected management's decision not to hold in portfolio low interest rate, long-term loans. Although application volume for residential real estate loans declined through the third quarter, loans held for sale increased $90,943 to $1,257,718 at March 31, 2002 compared to June 30, 2001. The Bank also makes and holds indirect auto loans. The Bank anticipates holding approximately $20,000,000 of indirect auto loans in its portfolio and currently holds $15,902,337 as of March 31, 2002. Competitive pressures during the third quarter continued to slow the origination of indirect auto loans to approximately $2,860,600, down 26% from the second quarter of 2002 and down 51% from the first quarter of 2002. This loan portfolio contains elements of credit and interest rate risk.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of March 31, 2002 has changed slightly with increases in commercial real estate and commercial loans when compared to June 30, 2001. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

At March 31, 2002, residential real estate mortgages consisting of owner-occupied residential loans made up 45% of the total loan portfolio, of which 33% of the residential loans are variable rate products. At June 30, 2001, residential real estate loans consisting of owner-occupied residential loans made up 50% of the total loan portfolio, of which 34% of the residential loans were variable rate products. Variable rate residential loans have decreased when compared to the prior year due to the increased market demand for fixed rate loans. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk.

At March 31, 2002, 22% of the Bank's total loan portfolio consists of commercial real estate loans. Commercial real estate loans have minimal interest rate risk because 94% of the portfolio consists of variable rate products. At June 30, 2001, commercial real estate loans made up 19% of the total loan portfolio, of which 89% of the commercial real estate loans were variable rate products. The Bank tries to mitigate credit risk by lending in its local market area as well as maintaining a well-collateralized position in real estate.

Commercial loans made up 13% of the total loan portfolio, of which 53% are variable rate instruments at March 31, 2002. At June 30, 2001 commercial loans made up 12% of the total loan portfolio, of which 51% were variable rate instruments. The repayment ability of commercial loans is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies.

Consumer and other loans made up 20% of the loan portfolio as of March 31, 2002, which compares to 19% at June 30, 2001. However, total consumer and other loans have declined by $1,499,523 as of March 31, 2002 as compared to June 20, 2001. The decrease in consumer loans was primarily due to a decline in indirect auto loans partially offset by increased volume in indirect recreational vehicle loans and mobile home loans. Indirect recreational vehicle and mobile home loans comprise approximately 67% of the total consumer loans. Although indirect auto loans are declining, they account for 22% of total consumer loans. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas.

The Bank's allowance for loan losses was $3,605,000 as of March 31, 2002 as compared to $3,778,000 as of June 30, 2001, representing 0.98% and 0.99% of total loans, respectively. The Bank had non-performing loans totaling $1,617,000 and $3,629,000 at March 31, 2002 and June 30, 2001, respectively, or 0.44% and 0.95% of total loans, respectively. The decrease in non-performing loans was primarily due to the settlement of two commercial real estate loans with outstanding principal balances of approximately $1,722,000 at June 30, 2001. These loans were paid in full. The Bank's allowance for loan losses was equal to 223% and 104% of the total non-performing loans at March 31, 2002 and June 30, 2001, respectively.

The following table represents the Bank's non-performing loans as of March 31, 2002 and June 30, 2001, respectively:

Description	March 31, 2002	June 30,2001
1 - 4 Family Mortgages	$ 435,000	$ 577,000
Commercial Mortgages	280,000	2,139,000
Commercial Loans	550,000	523,000
Consumer and Other	352,000 ____________	390,000 ____________
Total non-performing	$ 1,617,000 ===========	$ 3,629,000 ===========

At March 31, 2002, the Bank had no loans classified substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. This type of substandard loans decreased by $448,000 when compared to the $448,000 at June 30, 2001. The Bank's delinquent loans, as a percentage of total loans, decreased during the March 31, 2002 quarter. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

03-31-02	12-31-01	09-30-01	06-30-01
0.88%	1.51%	1.30%	1.53%

At March 31, 2002, loans classified as non-performing included approximately $78,000 of loan balances that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.86% as of March 31, 2002.

The level of the allowance for loan losses, as a percentage of total loans, declined slightly to 0.98% at March 31, 2002 compared to 0.99% at June 30, 2001. The level of the allowance for loan losses as a percentage of total non-performing loans increased as total non-performing loans decreased from June 30, 2001 to March 31, 2002.

The allowance for loan losses as a percentage of total loans was supported by management's ongoing analysis of the adequacy of the allowance for loan losses. In establishing the level of the allowance for loan losses at March 31, 2002 management considered the positive trend in the reduction of non-performing loans, and the positive trend in lower delinquencies. These trends combined with economic factors in the Company's market areas and classified loans were considered in management's analysis of the adequacy of the allowance for loan losses. Based on reviewing the credit risk and collateral of classified loans, management has considered the risks of the classified portfolio and believes the allowance for loan losses is adequate.

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

Assets acquired through foreclosure increased $54,795 from June 30, 2001 to March 31, 2002. The increase is net of additions of $888,214, dispositions of $815,419 and provision to the allowance for losses of $18,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $15,473 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

All other assets increased by $697,426 from June 30, 2001 to March 31, 2002. The increase was primarily due to the increase in intangible assets of $555,064 from the Kendall Insurance acquisition and an increase in Bank premises and equipment.

Other liabilities decreased by $338,205 compared to June 30, 2001, due to decreases in loan escrow balances.

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

Total deposits were $303,714,941 and securities sold under repurchase agreements were $8,661,032 as of March 31, 2002. These amounts represent an increase of $29,579,163 in deposits and a decrease of $157,767 in securities sold under repurchase agreements, compared to June 30, 2001. The increase in total deposits is net of a $38,675,380 increase in transaction accounts, a $3,025,330 increase in Brokered CD's and a $12,121,547 decrease in bank CD's. The increase in transaction accounts resulted from the bank's promotion of Express Gold, a NOW account with tiered interest rates, to attract core deposits. This promotion also encouraged the shift from certificates of deposit to transaction accounts. The introductory tiered interest rates on the Express Gold account were above the market through the promotion period. The tiered rates were reduced to market levels at the beginning of the third quarter of fiscal 2002. The decrease in bank CD's is attributable to a declining interest rate environment that significantly lowered CD rates offered to customers and the Express Gold marketing program. Brokered CD's represented $29,027,020 of the total deposits at March 31, 2002, which increased by $3,025,330 compared to the $26,001,690 balance as of June 30, 2001. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Total securities sold under repurchase agreements were $8,661,032, a decrease of $157,767 compared to June 30, 2001. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Total advances from the FHLB were $83,969,887 as of March 31, 2002; a decrease of $24,078,836 compared to June 30, 2001. The cash received from the growth in deposits allowed the Bank to decrease the amount of its FHLB advances. The Bank has unused borrowing capacity from the FHLB through its advances program. The Bank's current advance availability, subject to the satisfaction of certain conditions, is approximately $55,440,000 over and above the March 31, 2002 advances. Mortgage loans, certain investment securities, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, borrowing capacity at the Federal Home Loan Bank, repurchase agreements and brokered deposits.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of March 31, 2002, the Company has repurchased $1,356,511 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $33,590,039 as of March 31, 2002 as compared to $30,445,017 at June 30, 2001. The increase of $3,145,022 was primarily from net income increasing retained earnings. Book value per common share was $12.69 as of March 31, 2002 as compared to $11.83 at June 30, 2001. The total equity to total assets ratio of the Company was 7.64% as of March 31, 2002 and 7.06% at June 30, 2001.

The Company's net cash provided by operating activities was $2,535,704 during the nine months ended March 31, 2002, which was a $157,449 increase when compared to the same period in 2001. Investing activities were a net use of cash due to the purchase of investment securities exceeding the cash generated by the maturity and sale of securities classified available for sale and the repayment of loans during the nine months ended March 31, 2002 compared to March 31, 2001. Financing activities provided net cash from the increase in core deposits compared the same period in 2001, net of pay down of advances from the Federal Home Loan Bank of Boston. Overall, the Company's cash position decreased by $1,760,560 during the nine months ended March 31, 2002.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2002, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2002, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of March 31, 2002:
Tier 1 (Core) capital (to risk weighted assets)	$ 37,028	11.74%	$ 12,621	4.00%	$ 18,932	6.00%
Tier 1 (Core) capital (to total assets)	$ 37,028	8.46%	$ 17,505	4.00%	$ 21,881	5.00%
Total Capital (to risk weighted assets)	$ 39,069	12.38%	$ 25,252	8.00%	$ 31,553	10.00%

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

Results of Operations

The Company reported net income of $963,697 for the quarter ended March 31, 2002, or basic earnings per share of $0.37 and diluted earnings per share of $0.36. This compares to net income of $931,689 or basic and diluted earnings per share of $0.35 for the quarter ended March 31, 2001. The net income for the quarter improved over the same period in 2001 by $32,008. Net interest income increased $131,887 and other income increased $362,141. Both were partially offset by the combination of a $16,056 increase in provision for loan losses, a $421,714 increase in other expenses, and a $24,250 increase in income tax expense.

The Company reported net income of $2,924,422 for the nine months ended March 31, 2002, or basic earnings per share of $1.13 and diluted earning per share of $1.10, as compared to $2,723,536, or basic earnings per share of $1.02 and diluted earnings per share of $1.01 for the nine months ended March 31, 2001. The net income for the nine months ended March 31, 2002 improved by $200,886 as compared to the nine months ended March 31, 2001. For the nine months ended March 31, 2002 compared to the same period in 2001, net interest income increased by $371,999 and other income increased $967,922, partially offset by $46,020 increase in the provision for loan losses, $987,260 increase in other expenses and $105,755 increase in income tax expense. The net interest margin of the Company (net interest income as a percentage of average earning assets) increased to 3.49% for the nine months ended March 31, 2002 from 3.33% for the same period in 2001. The increase in net interest income was due to the decreasing rates paid on interest-bearing liabilities and lower volume of funds borrowed, and an increase in the average FHLB overnight deposits. The rate decreases reflect the Federal Reserve rate cuts during 2001 and 2002. The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume _____________	Rate _____________	Total _____________
Investments	$ (24,277)	$ (279,845)	$ (304,122)
Loans, net	(690,055)	(2,041,289)	(2,731,344)
FHLB & Other Deposits	144,287 _____________	(230,539) _____________	(86,252) _____________
Total Interest Earnings Assets	(570,045)	(2,551,673)	(3,121,718)

Deposits	531,653	(1,828,305)	(1,296,652)
Repurchases Agreements	(93,766)	(218,752)	(312,518)
Borrowings	(1,330,030) _____________	(554,517) _____________	(1,884,547) _____________
Total Interest-Bearing Liabilities	(892,143) _____________	(2,601,574) _____________	(3,493,717) _____________
Net Interest Income	$ 322,098 ============	$ 49,901 ============	$ 371,999 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of the savings and loan activities of the Bank. Accordingly, the success of the Company is largely dependent on its ability to manage interest rate risk. This is the risk that represents the potential changes in interest rates and those changes in interest rates may adversely affect net interest income. Generally, interest rate risk results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities, the components of which comprise the interest rate spread. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Bank has shifted to a slightly liability sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of decreasing rates. Management is currently addressing the asset/liability mix to move the Bank to a slightly asset sensitive position.

Approximately 43% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The Bank provided $210,670 and $194,614 for loan losses in the quarters ended March 31, 2002 and 2001, respectively. The increased charge-offs in the quarter ended March 31, 2002 were attributable to one commercial loan. For the nine months ended March 31, 2002, the provision was $631,686 as compared to $585,666 for the nine months ended March 31, 2001, which was an increase of $46,020. Net charge-offs amounted to $804,686 for the nine months ended March 31, 2002 compared to $450,666 for the same period in 2001. The Bank experienced continued loan growth in the commercial real estate and commercial loans during the nine months ended March 31, 2002. Increases in the provision reflect higher charge-offs, loan mix shift to loans with a higher risk profile, the economic slowdown and an uncertain economic climate. The provision maintains the allowance as a percentage of outstanding loans in line with the percentage at June 30, 2001.

Total other income was $1,250,455 for the three months ended March 31, 2002, an increase of $362,141 from the three months ended March 31, 2001. This increase was due to higher service charges (up $90,070), higher net securities gains (up $322,032), and higher investment/insurance commissions (up $15,654), partially offset by lower gains on sale of loans (down $57,010) and other income (down $8,605). For the nine months ended March 31, 2002, other income was $3,151,571 up $967,922 from the nine months ended March 31, 2001. Service fee income increased by $260,997, net securities gains increased by $314,502, net gain on the sales of loans increased by $264,064, investment/insurance commissions increased $203,675 and other income decreased $75,316. Service fee increases for the three and nine months ended March 31, 2002, respectively, was primarily due to loan prepayment fees and deposit fee income from higher account volume and lower waived account charges. Net securities gains increases for the three and nine months ended March 31, 2002 was primarily due to a gain in the equity portfolio realized from the acquisition of Ocean Nation Bank in Kennebunk, Maine by Chittenden Corp of Burlington, Vermont. Net gain on the sale of loans declined from the quarter ended March 31, 2001 due to a gain of $172,000 from the sale of indirect auto loans in that period, not repeated in the same period of 2002. Net gain on sale of loans increased for the nine months ended March 31, 2002 due to the volume of residential real estate loans sold to the secondary market. Investment/insurance commissions increased for the three and nine months ended March 31, 2002 from increased sales volume. For the periods, other revenue decreased primarily from lower trust fees as 401(k) administration was moved to the investment brokerage business in the Bank's subsidiary Northeast Financial Services, contributing to the increased income in investment/insurance commissions.

Other expense was $3,122,565 and $2,700,851 for the three months ended March 31, 2002 and 2001, respectively, an increase of $421,714. The increase was primarily salaries and employee benefits (up $277,935) and other expense (up $174,031). The efficiency ratios were 65% and 63% for the three months ended March 31, 2002 and 2001, respectively. For the nine months ended March 31, 2002 and 2001, other expense was $8,977,242 and $7,989,982, respectively, an increase of $987,260. The efficiency ratio was 64% and 63% for the nine months ended March 31, 2002 and 2001, respectively.

Salaries and employee benefits expense of $1,721,747 for the three months ended March 31, 2002 increased $277,935 over the same quarter last year. Salaries and employee benefits expense amounted to $4,893,590 for the nine months ended March 31, 2002 an increase of $646,141 as compared to the same period last year. For the three months ended March 31, 2002, salaries and employee expense increased from a company-wide adjustment of most salaries to market levels, commissions paid to brokers in the investment division, and costs associated with the Company's general increases in health insurance and benefit plans. The current nine month period also includes incentive compensation, severance expense, and the impact of 19 new staff positions over March 31, 2001.

Net occupancy expense of $255,162 for the three months ended March 31, 2002 increased $19,339 over the same quarter last year. For the nine months ended March 31, 2002, net occupancy expense was $675,188 an increase of $30,831 compared to the nine months ended March 31, 2001. For the three and nine months ended March 31, 2002, additional leased space and higher building maintenance and repair expense account for the increases.

Equipment expense of $229,153 for the three months ended March 31, 2002 increased $3,376 over the same quarter last year. For the nine months ended March 31, 2002, equipment expense was $637,752 a decrease of $10,798 compared to the nine months ended March 31, 2001. For the three months ended March 31, 2002, higher equipment maintenance contract cost increased equipment expense. For the nine months ended March 31, 2002, fully depreciated assets resulting in lower depreciation expense accounts for the decrease in equipment expense.

Intangible asset amortization expense of $58,669 for the three months ended March 31, 2002 increased $15,598 over the same quarter last year due to the amortization of the non-compete and customer list intangibles recognized from the Kendall Insurance acquisition. This also accounts for the increase in the intangible asset amortization expense for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001.

Other expense of $857,834 for the three months ended March 2002 increased $174,031 over the same quarter last year. For the nine months ended March 31, 2002, other expense was $2,625,901 an increase of $381,969 compared to the nine months ended March 31, 2001. For the three months ended March 31, 2002, loan collections expense, equity portfolio write-down of $20,176 that management believes was other than a temporary decline in market value, postage, business insurance, outsourced item processing expenses increased other expense. For the nine months ended March 31, 2002, loan collection expense, equity portfolio write-downs of $157,774 that management believes was other than temporary declines in market value (a write-down of $137,598 was recognized in September 2001), professional fees, outsourced item processing expenses, postage expense, and proxy solicitation expenses increased other expense.

The Company's income tax expense increased by $24,250 and $105,755 for the three and nine months ended March 31, 2002, when compared to the three and nine months ended March 31, 2001. The increases in income tax expense are due to increased earnings before tax.

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

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None.
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	Exhibits
	11	Statement regarding computation of per share earnings.
(b)

Reports on Form 8- K
Northeast Bancorp filed a Form 8-K on February 20, 2002 to announce that, Northeast Bank, F.S.B.  wholly-owned subsidiary, Northeast Financial Services, Inc. had acquired the Kendall Insurance Agency located in Bethel. Northeast Bank is a wholly-owned subsidiary and the principal asset of Northeast Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2002	NORTHEAST BANCORP
By: James D. Delamater _______________________ James D. Delamater President and CEO
By: Robert S. Johnson ________________________ Robert S. Johnson Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings