Form 10-K
period 2002-06-30
NORTHEAST BANCORP /ME/
filed 2002-09-27
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

   For fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant's common shares held by non-affiliates, as of September 19, 2002, was $37,597,510 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,647,712 common shares of the registrant outstanding as of September 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:
Document	Form 10-K Reference Location
Proxy Statement for the 2002 Annual Meeting of Shareholders	III

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business -Forward Looking Statements."

PART I

ITEM 1. BUSINESS

General

Northeast Bancorp (the "Company"), a Maine corporation chartered in April 1987, is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") its primary regulator. Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. The Bank also maintains facilities in Falmouth, Maine, from which loan applications are accepted and investment, insurance and financial planning products and services are offered and in Bethel, Maine, from which casualty and property insurance products are offered.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc., provides a broad range of financial services to individuals and companies in western, mid-coast and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area over the last decade. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. The Bank believes that the local character of its business and its "community bank" management philosophy allows it to compete effectively in its market area. As of June 30, 2002, the Company, on a consolidated basis, had total assets of approximately $442 million, total deposits of approximately $303 million, and stockholders' equity of approximately $35 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

Strategy

Northeast Bancorp's corporate philosophy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service. This strategy is designed to attract profitable long-term banking relationships with its customers that will increase the Bank's core earnings by developing strong interest margins, non-interest fee income, and increasing the volume of banking products and services as its market area expands. In keeping with this strategy, the Bank is making a concerted effort to become an all-inclusive financial center that is able to provide its customers with virtually any financial product and service that will meet their needs. In this regard, the Bank assists its clients in assessing their financial needs through its personalized financial planning services. Once the customer's financial needs have been identified, the Bank provides the customer with financial product or service solutions, designed to meet their needs. Management believes that the ability to deliver such personalized service and advice will be one of the primary competitive factors in the financial institutions industry in the future. Accordingly, over the past few years the Bank has invested a substantial amount of resources in developing its ability to offer a high level of personalized service with an emphasis on financial planning and delivery of financial advisory services that are responsive to a broad range of customer needs.

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

Northeast Bancorp also offers to its customers financial planning, investment services and all lines of insurance products through the Bank's subsidiary, Northeast Financial Services Corporation. Northeast Financial Services Corporation, which is located at Northeast Bancorp's headquarters in Auburn, Maine, offers customers access to investment, insurance and annuity products through an arrangement with Commonwealth Equity Services, Inc., an unaffiliated, fully licensed New York securities firm, which licenses the brokers who sell such products and services. Northeast Bancorp also offers all lines of insurance products to customers through Kendall Insurance, a division of Northeast Financial Services.

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

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, the Bank has expanded its commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, the Bank's business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 2002, the Bank's loan portfolio consisted of 43% residential real estate mortgages, 24% commercial real estate mortgages, 13% commercial loans, and 20% consumer loans. At June 30, 2002, the Bank's lending limit was approximately $5.2 million. To the extent that customer's credit needs exceed the bank's lending limits, the Bank may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

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

Market Area

The Bank is headquartered in Auburn, Maine with full service branches in Augusta, Bethel, Harrison, South Paris, Buckfield, Mechanic Falls, Brunswick, Richmond, Lewiston, and Lisbon Falls, Maine. In addition, the Company maintains facilities in Falmouth, Maine from which it accepts loan applications and offers investment services, insurance, and financial planning products and services and in Bethel, Maine from which casualty and property insurance products are offered. The Company's market area, which covers western, central and mid-coastal regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services and Competition

Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market area; (ii) the commercial market and small-to-medium sized businesses within its primary market area; (iii) the growing consumer loan market, including indirect automobile dealer and recreational vehicle loans; and (iv) developing a market for a wide range of other consumer-oriented financial services and products such as financial planning services, investments, insurance trust services, college loans and other similar products.

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

General

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

Residential Lending

The major component of the Bank's lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its primary service areas. The Bank offers a variety of mortgage loan products. Its originations are generally for adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having a term of 15 years or 30 years amortized on a monthly basis, with principal and interest due each month. The Bank holds in portfolio all adjustable rate mortgage and fixed rate mortgage loans with terms of 15 years. Fixed rate loans with terms over 15 years are sold into the secondary market. Additionally, the Bank offers second mortgage residential loans.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in Northeast Bancorp's portfolio at June 30, 2002 was approximately $2.17 million, the majority of such loans have balances under $500,000.

The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, and other types of buildings, which are located in its primary market area. Multi-family and commercial real estate loans generally have fixed or variable interest rates indexed to FHLB and prime interest rates with notes having terms of 3 - 5 years. Mortgage loan maturities have terms up to 15 years.

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

Commercial Lending

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

Consumer Loans

Consumer loans made by the Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 5 year amortization schedule.

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

Construction Loans

The Bank originates residential construction loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $200,000. Construction loans also are made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

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

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2002, was approximately $5.2 million.

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

Northeast Financial Services Corporation, a Maine Corporation, and a wholly-owned subsidiary of the Bank was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects. At June 30, 2002, investment in and loans to its subsidiary constituted 0.19% of the Company's total assets. Generally, any proposed development project will be examined for its profit potential and its ability to enhance the communities served by the Bank. At the present time, there are no definitive plans for additional real estate development projects. Northeast Financial also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth"), a fully licensed New York securities firm, and Kendall Insurance Agency, a division of Northeast Financial Services, which allows the Bank to deliver insurance products to its customers. Northeast Financial has not invested in any assets in its business relationship with Commonwealth.

Employees

As of June 30, 2002, the Company, the Bank and its subsidiary together employed 154 full-time and 28 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

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

Enactment of Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. This legislation is intended to modernize the financial services industry. This legislation, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law:

  repeals the historical restrictions and eliminates many federal and sate law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,

  provides a uniform framework for the activities of banks, savings institutions and their holding companies,

  broadens the activities that may be conducted by subsidiaries of national banks and state banks,

  provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers,

  adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System,

  requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the CRA, and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

Gramm-Leach also restricts the power of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," (i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999), such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary saving sand loan association holding companies.

Gramm-Leach also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of any ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

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

The Company does not believe that the law has had or will have a material adverse affect upon its operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can more aggressively compete in the markets we currently serve.

General Limitations

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

Multiple Savings and Loan Holding Companies

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

Safety and Soundness

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Regulation of Savings Institutions

Business Activities

The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act and the rules and regulations issued by the OTS and the FDIC pursuant to these acts. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

Capital Requirements

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

The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets, provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased mortgage servicing rights included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). For purposes of the tangible capital requirement, adjusted total assets are calculated on the same basis as the leverage limit. As of June 30, 2002, the Bank was in compliance with these requirements. The balances maintain the same manner as core capital, except that all intangible assets must be deducted.

The risk-based requirement promulgated by the OTS pursuant to the HOLA, tracks the standard applicable to national banks, except that the OTS may determine to reflect interest rate and other risks not specifically included in the national bank standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the Office of the Comptroller of the Currency standard for national banks. The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes (a) cumulative perpetual preferred stock; (b) mutual capital certificates, income capital certificates and net worth certificates; (c) non-withdrawable accounts and pledged deposits to the extent not included in core capital; (d) perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and (e) general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. See Item 8. "Financial Statements and Supplementary Data - Note 11."

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

Loans to One Borrower

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

Qualified Thrift Lender Test

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

The term "portfolio assets" under the QTL test is defined as savings institutions total assets less the sum of: (i) certain intangibles, including goodwill and credit card rights, (ii) properties used to conduct business, and (iii) liquid assets (up to 20% total assets). The following assets may be included as "qualified thrift investments" without limit: (1) domestic residential housing or manufactured housing loans, (2) home equity loans and mortgage backed securities backed by residential housing and manufactured housing loans, (3) FHLB stock, (4) certain obligations of the FDIC and certain other related entities, and (5) education, small business, and credit card loans. In addition, the following assets, which may be included in the aggregate amount of up to 20% of portfolio assets, also constitute qualified thrift investments: (i) 50% of originated residential mortgage loans sold within 90 days of origination, (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities, (iii) 200% of certain loans to, and investment in, low cost one-to-four family housing, (iv) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low-and moderate- income families are not met, (v) other loans for churches, schools, nursing homes and hospitals, and (vi) personal, family, or household loans (other than education, small business, or credit card loans). At June 30, 2002, the Bank maintained approximately 96.6% of its portfolio assets in qualified thrift institutions and satisfied the QTL test in each of the previous 12 months.

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

These penalties, however, do not apply to a federal savings association, such as the Bank, which existed as a federal savings association on August 9, 1989 but was chartered before October 15, 1982 as a savings bank under state law.

Limitation on Capital Distributions

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

Liquidity

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

Community Reinvestment Act and Fair Lending Laws

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

The Bank Secrecy Act and Money Laundering Laws

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

USA Patriot Act

In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Requiring to Intercept and Obstruct Terrorism Act of 2002, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through the enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit union, money transfer agents and parties registered under the Commodity Exchange Act. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  all financial institutions must establish anti-money laundering programs that included, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering programs.
  the Secretary of the Department of Treasury is authorized, in conjunction with the other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
  financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
  effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent account for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  bank regulators are directed to consider a holding company's effectiveness in combining money laundering when ruling on Federal Reserve Act and Bank Merger act applications.

During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Section 312 and 352 of the USA PATRIOT Act. To date, it has not been possible to predict the impact and USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Branching

Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act, the Bank is authorized to branch on a nationwide basis. Branching by savings associations also is subject to other regulatory requirements, including compliance with the CRA and its implementing regulations.

Transactions with Related Parties

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

Loans to Officers, Directors, and Principal Stockholders

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

Changes in Directors and Senior Executive Officers

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

Permissible Loans and Investments

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

Service Corporations

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

Operating Subsidiaries

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

Enforcement

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

Standards for Safety and Soundness

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

Insurance Activities

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

Prompt Corrective Regulatory Action

Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 4.0% or a leverage ratio that is less than 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notices that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of June 30, 2002, the Bank was considered to be well-capitalized.

Insurance of Deposit Accounts and Assessments

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

For purposes of assessments of FDIC insurance premiums, the Bank is a well-capitalized institution as of June 30, 2002. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

Brokered Deposits

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). As of June 30, 2002, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

  changes in the interest rate environment which reduces margins, including those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Management" and also may have a negative impact on the Company's interest rate exchange agreement;

  the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" as well as the federal income tax impact for recapture of pre-1988 tax bad debt reserve in the event the Bank's assets exceed $500 million;

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

The Company's results are strongly influenced by general economic conditions in its market areas in the western, central, and mid-coastal regions of the State of Maine. The deterioration in these conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company's performance. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations," , " - Financial Condition," and " - Risk Management." Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see "Item 1. Business -- Lending Activities."

ITEM 2. PROPERTIES

The principal executive and administrative offices of the Company and the Bank are located at 232 Center Street, Auburn, Maine and consist of two floors, containing a lobby, executive and customer service offices, teller stations, and vault operations. These office facilities are subject to a lease, which expires in 2007, with an option to renew the lease for 2 additional 5-year terms. The lease requires rental payments of $112,885 per year.

The Bank has 11 branching locations, including the banking facility located at its executive offices. The branches located in Bethel, Harrison, Buckfield, Mechanic Falls, Brunswick, Augusta (Western Avenue), and Lisbon, Maine, are owned by the Bank in fee simple. In addition to the Auburn facilities, the branches located in South Paris and Lewiston, Maine are leased by the Bank and the facility in Bethel, Maine for the insurance division is leased by Northeast Financial Services. These leases have renewal options. In aggregate, branch and the Bethel facility leases require rental payments of  $101,000 per year. The Bank also owns in fee simple certain real property and improvements located in Auburn and Falmouth, Maine at which various loan and non-banking services as well as accounting and operations functions of the Company and the Bank are performed. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2002.

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
Name	Age	Position with Company and/or Bank
James D. Delamater	51	President and Chief Executive Officer (1)
Philip C. Jackson	58	Senior Vice President of Bank Trust - Operations
Gary Berlucchi	56	Senior Vice President of Bank - Operations
A. Daniel Keneborus	61	Senior Vice President of Bank - Commercial Lending
Marcel Blais	43	Senior Vice President of the Bank - Retail Banking
Robert S. Johnson	50	Chief Financial Officer (1)
Suzanne Carney	35	Clerk

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

Marcel Blais has been the Senior Vice President of the Bank - Retail Banking since 1998. Mr. Blais joined the Company in 1997 as the Vice President of the Bank - Branch Administration. Prior to joining the Company he served as Vice President of Atlantic Bank from 1995 to 1997, and as Vice President - Branch Manager of Casco Bank from 1977 until 1995.

Robert S. Johnson has been the Chief Financial Officer of the bank since December 2001. Prior to joining the company he served as Mortgage Controller of Banknorth Group from 1998 to 1999, and as President and Chief Financial Officer of Pepperell Bank & Trust from 1999 to 2001.

Suzanne Carney has been Clerk of the Bank since March 1999 and has been with the company since 1994 in the Accounting Division.

Part II

Item 5. Market Prices of Common Stock and Dividends Paid

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol "NBN". As of the close of business on September 19, 2002, there was approximately 2,649,212 shares of common stock outstanding held by approximately 503 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 2002 and 2001.
2001 - 2002	High	Low	Div Pd
Jul 1- Sep 30	13.20	11.50	.063
Oct 1 - Dec 31	13.00	11.25	.063
Jan 1 - Mar 31	15.25	13.20	.063
Apr 1 - Jun 30	15.25	14.00	.063

2000 - 2001	High	Low	Div Pd
Jul 1- Sep 30	9.50	8.13	.063
Oct 1 - Dec 31	8.63	7.63	.063
Jan 1 - Mar 31	10.60	8.38	.063
Apr 1 - Jun 30	12.90	10.01	.063

On September 19, 2002, the last reported sale price of the Company's Common stock as quoted on AMEX was $14.20. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax consideration, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$ 31,664	$ 35,800	$ 32,406	$ 26,857	$ 24,283
Interest expense	16,998	21,754	18,352	14,550	12,810
	________	________	________	________	________
Net interest income	14,666	14,046	14,054	12,307	11,473

Provision for loan losses	842	781	1,072	610	706
Other operating income (1)	3,675	2,934	2,451	2,621	2,384
Net securities gains	547	148	84	95	288
Other operating expenses (2)	12,146	10,975	10,543	10,570	9,732
	________	________	________	________	________

Income before income taxes	5,900	5,372	4,974	3,843	3,707
Income tax expense	2,047	1,888	1,764	1,433	1,303
	________	________	________	________	________

Net income	$ 3,853	$ 3,484	$ 3,210	$ 2,410	$ 2,404
	======	======	======	======	======

Consolidated per share data:
Net income:
Basic	$ 1.48	$ 1.32	$ 1.17	$ 0.88	$ 1.00
Diluted	$ 1.44	$ 1.30	$ 1.17	$ 0.86	$ 0.86
Cash dividends	$ 0.25	$ 0.25	$ 0.23	$ 0.21	$ 0.21
Selected balance sheet data:
Total assets	$ 442,216	$ 431,298	$ 433,852	$ 364,383	$ 322,533
Loans receivable	374,634	380,483	381,824	318,986	282,031
Deposits	303,198	274,136	259,982	219,364	184,024
Borrowings	93,130	115,222	129,801	104,569	105,433
Total stockholders' equity	34,731	30,445	28,126	26,683	25,140
Other ratios:
Return on average assets	0.88%	0.80%	0.79%	0.71%	0.83%
Return on average equity	11.73%	11.65%	11.59%	9.18%	10.35%
Average equity to average total assets	7.51%	6.84%	6.85%	7.73%	7.99%
Common dividend payout ratio	17.36%	19.23%	19.66%	24.42%	24.42%

(1) Includes fees for deposit, investment brokerage, and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7. Management's Discussion of Results of Operations and Financial Condition

The discussion and analysis which follows focuses on the factors affecting the results of operations of Northeast Bancorp, Inc. during fiscal years ended June 30, 2002, 2001 and 2000. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in the years prior to 2002 have been reclassified to conform to the 2002 presentation.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are not based on historical facts and are "forward-looking statements" within the meaning of federal securities law, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward - looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward -looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") its primary regulator. We conduct business from our headquarters in Auburn, Maine and, as of June 30, 2002, 13 banking offices all located in Western and South-central Maine. At June 30, 2002, we had consolidated assets of $442.2 million and consolidated stockholders' equity of $34.7 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. The Bank has offices in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Richmond, and South Paris, Maine. The Bank also maintains a facility on Fundy Road in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. Kendall Insurance, an insurance agency which is a division of the Bank's wholly owned subsidiary Northeast Financial Services, Inc. offers property and casualty insurance products from a facility in Bethel, Maine formerly occupied by Kendall Insurance.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans and automobile loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. In addition, the Bank emphasizes the growth of noninterest sources of income from trust management, investment planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

Our goal is to maintain profitable, continued modest growth by increasing our loan and deposit market share in our existing markets in Western and South-central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase noninterest income from expanded trust, investment and insurance brokerage services, and control the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As part of our growth strategy, substantially all of the assets of Kendall Insurance, Inc. located in Bethel, Maine were acquired by Northeast Financial Services, a wholly owned subsidiary of the Bank, on February 20, 2002.

The Company's profitability is affected by such factors as Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. It is also affected by the level of non-interest income and expenses of Northeast Bancorp and the Bank, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Non-interest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Economic Conditions

We believe that our market area has generally witnessed a softening in economic growth in late 2001 and early 2002. Although these developments have not materially affected us to date, they did contribute to the increase in net charge-offs, and nonperforming assets in fiscal 2002. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity, and financial condition. We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

Critical Accounting Policy that Involves Estimates and Judgment

The Notes to the Consolidated Financial Statements contain a summary of Northeast Bancorp's significant accounting policies. The level of the allowance for loan losses is important to the portrayal of the Company's financial condition and results of operations. The determination of what the loan loss allowance should be requires management to make difficult or subjective judgments, some of which may relate to matters that are inherently uncertain. Actual results may differ materially from these estimates and assumptions. Additional information about this policy can be found in Note 1 to the Consolidated Financial Statements.

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see Asset Quality below.

RESULTS OF OPERATIONS

Comparison of 2002 and 2001

Overview

Net income reported of $3,852,620, or $1.44 per diluted share, in 2002 compared to $3,483,901, or $1.30 per diluted share, in 2001 increased 10.6%. The improved results were attributable to increased net interest income and increased noninterest income partially offset by increased provision for loan losses and increased noninterest expense. The return on average assets was 0.88% in 2002 and 0.80% in 2001. The return on average equity was 11.73% in 2002 and 11.65% in 2001. Increased net income in 2002 accounts for the better results for both measures.

Net interest income and noninterest income increased 4% and 37% during 2002, respectively. The increase in net interest income was due to an increase in net interest margin. The increase in net interest margin was attributable to the decrease in FHLB borrowings and an overall decrease in average rates paid on interest-bearing deposits and borrowings. This was partially offset by a decrease in the yield on earning assets. The general decline in interest rates resulted from the Open Market Committee of the Federal Reserve Board cutting short-term interest rates during the fiscal year. The increase in noninterest income was primarily due to gains on sales of securities and residential real estate loans and investment and insurance commissions as well as increased fees and service charges on loans.

Noninterest expense increased 11% during 2002. This increase was primarily due to increases in salaries and employee benefits and other expense.

Net Interest Income

Net interest income increased by $619,970 or 4% during 2002 primarily due to a 118 basis point reduction in the average rates paid on interest-bearing liabilities, more than offsetting the 95 basis points decrease in the yield on earning assets. The net interest margin increased to 3.50% in 2002 from 3.33% in 2001. Average loans decreased by $10.7 million, or 3%, in 2002 compared to 2001. The decrease was primarily due to the decreased residential real estate loans, attributable to the Company selling most of the residential real estate loans originated during 2002. Average investment securities increased by $6.2 million, or 27%, during 2002 due to an increase in interest-bearing deposits. Average interest-bearing deposits increased by $25.5 million, or 10%, during 2002 primarily from the promotion of a new tiered NOW account called Express Gold. Average repurchase agreements and borrowed funds decreased by $31 million, or 24%. The decrease in borrowings was due to repayments at maturity. Table 1 shows the average balances, yields and rates for the past three years. The table below shows the changes from 2001 to 2002 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2002 versus June 30, 2001
	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 173,826	$ (377,391)	$ (203,565)
Loans, net	(904,235)	(2,874,128)	(3,778,363)
FHLB deposits & other	106,396 ____________	(260,296) ____________	(153,900) ____________
Total interest earning assets	(624,013)	(3,511,815)	(4,135,828)

Deposits	620,276	(2,684,811)	(2,064,535)
Repurchase agreements	(119,542)	(276,010)	(395,552)
Borrowings	(1,694,437) ____________	(601,274) ____________	(2,295,711) ____________
Total interest-bearing liabilities	(1,193,703) ____________	(3,562,095) ____________	(4,755,798) ____________
Net interest income	$ 569,690 ===========	$ 50,280 ===========	$ 619,970 ===========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities and FHLB advances.

Provision for Loan Losses

The provision for loan losses in 2002 was $842,101, an increase of $61,255 compared to 2001. The increase reflects the increase in charge-offs during 2002, and mitigated by a decrease in classified and nonaccrual loans and a decrease in total loans. Net charge-offs to average loans outstanding was 0.30% in 2002 compared to 0.13% in 2001. Net charge-offs were $1,332,000 in 2002 compared to $744,000 in 2001. This $588,000 increase was due to increased levels of gross charge-offs, including commercial real estate and commercial loans.

The allowance for loan losses was $3,496,000 at June 30, 2002, compared to $3,778,000 at June 30, 2001. The decline was attributable to the increased net charge-offs above. The allowance to total portfolio loans was 0.94% in 2002 compared to 0.99% in 2001. The ratio of the allowance for loan losses to nonperforming loans was 299% at June 30, 2002 and 104% at June 30, 2001 reflecting a decrease in nonperforming loans. Nonperforming assets were 0.40% of total assets at June 30, 2002 as compared to 0.93% at June 30, 2001. The decrease in nonperforming assets was primarily due to a decrease in nonperforming commercial real estate loans and accruing loans contractually past due 90 days or more, both down by 84% from the prior year.

See Critical Accounting Policy that Involves Estimates and Judgments for additional information on the allowance for loan losses.

Noninterest Income

Noninterest income was $4,222,467 in 2002 compared to $3,081,705 in 2001. Noninterest income increased $1,140,762, or 37% in 2002. Most of this increase was due to increased fees and service charges on loans, net securities gains, gains on sales of loans, and investment and insurance commissions.

Fees and service charges on loans of $588,056 increased $267,351 or 83% during 2002. The increase was attributed to an increase in miscellaneous loan fees, prepayment penalties, and late charges collected on commercial and commercial real estate loans.

Fees for other services to customers of $829,279 increased $36,224 or 5% during 2002. The increase was due to better management of waived service charges on deposit account activity and increased debit card revenue compared to 2001.

Net securities gains of $546,614 increased $411,739 or 305% during 2002. The increase was due to the sale of Ocean National Bank common stock which was acquired by Chittenden Corporation of Burlington, Vermont, resulting in a gain of $213,236, and sales of mortgage backed and government agency bond securities in 2002. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Other than temporary write-downs on equity securities during 2002 and 2001 were included in noninterest expense.

Gains on the sales of loans of $692,641 increased $299,623 or 76% during 2002. The loans sold were indirect auto loans, guaranteed portion of SBA loans, and residential real estate loans. The increase was primarily due to the sale of residential real estate loans of $25,888,000 in 2002 compared to $13,008,000 in 2001, sale of indirect auto loans of $5,139,720 in 2002 compared to $5,327,307 in 2001, and the sale in 2002 of the guaranteed portion of SBA loans of $1,215,947. No SBA loan sales occurred in 2001. Gains on the sale of indirect auto loans decreased $103,249 to $68,988 in 2002 compared to 2001. Gain on the sale of the guaranteed portion of SBA loans was $98,720 in 2002. Residential real estate loans were primarily originated for sale to FHLMC to reduce interest rate risk.

Loan servicing fees of $44,059 decreased $41,556 or 49% during 2002. The decrease was attributable to fewer loans serviced for others, $43,871,000 in 2002 compared to $48,540,000 in 2001. High levels of prepayments during 2002 caused an increase in amortization of capitalized mortgage servicing rights contributing to the decreased loan servicing fees.

Investment and insurance commissions of $1,283,277 increased $238,009 or 23% during 2002. The increase was due to increased commissions earned from the third party sale of mutual funds, annuities, stocks, bonds, and life insurance. The operations of Kendall Insurance, a division of Northeast Financial Services, Inc, contributed insurance commissions of $76,450 since the acquisition date.

Other income of $238,052 decreased $58,250 or 20% during 2002. The decrease was primarily from trust fees which are dependent upon the market value of assets. There was a broad-based decline in the stock market during 2002.

Noninterest Expense

Noninterest expense was $12,146,326 in 2002 compared to $10,975,264, an increase of $1,171,062 or 11%. The 2002 increase was primarily salaries and employee benefits. The efficiency ratio, which excludes securities transactions, increased slightly to 64.8% during 2002 from 64.0% in 2001.

Salaries and employee benefits expense of $6,582,511 increased $920,768 or 16% during 2002. The increase was attributable to additional staff to support the increased levels of commercial and residential lending activities, acquisition of Kendall Insurance, starting a division to originate commercial loans for sale to third parties and increased incentive compensation.

Occupancy expense of $923,924 increased $51,704 or 6% during 2002. The increase was primarily due to new leased space to accommodate the additional staff above. Equipment expense of $857,821 decreased $55,200 or 6% during 2002. The decrease was attributable to lower equipment depreciation expense as equipment assets became fully depreciated.

Goodwill amortization decreased $101,975 from the Company electing the early adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" on July 1, 2002. The Company replaced the annual amortization with an annual impairment test. There was no impairment based on the test performed at June 30, 2002.

Intangible assets amortization of $211,278 increased $38,994 or 23% during 2002. The increase was due to the amortization from the customer list and non-compete intangibles acquired from the Kendall Insurance transaction.

Other expense of $3,519,937 increased $316,332 or 10% during 2002. The increase was due to $257,186 in write-downs on the equity portfolio for other than temporary declines in fair value, increased expenditures collecting loans, increased employee recruitment expenses and increased shareholder relations expense.

Taxes

The Company's effective tax rate was 34.7% and 35.2% in 2002 and 2001, respectively.

Comprehensive Income

The Company's comprehensive income was $4,208,501 and $4,082,356 during 2002 and 2001, respectively. Comprehensive income differed from our net income in 2002 and 2001 due to the change in net unrealized gains on available for sale securities of $355,881 and $598,455 in 2002 and 2001, respectively. See the Consolidated Statements of Changes in Shareholders' Equity and Note 18 in the Consolidated Financial Statements for additional information.

Comparison of 2001 and 2000

The Company reported net income of $3,483,901 for 2001, or $1.30 per diluted share, compared with net income of $3,209,722, or $1.17 per diluted share reported in 2000. Return on average assets and return on average equity were 0.80% and 11.65%, respectively, in 2001 and 0.79% and 11.59%, respectively, in 2000.

Net interest income totaled $14,046,235 during 2001 compared with $14,053,532 in 2000. The decrease of $7,297 was due to increased interest expense from an increase in rates on deposits and borrowings combined with an increase in volume of deposits. This increase more than offset the increases in interest income from an increase in loan volume and rates. The table below shows the changes from 2000 to 2001 in net interest income by category due to changes in rate and volume.

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

The provision for loan losses was $780,846 in 2001 compared to $1,071,949 in 2000. The decrease of $291,103 or 27% was attributable to a slowing of loan growth in 2001 compared to 2000. As a result, it was not deemed necessary to provide at the same level in 2000. The ratio of the allowance for loan losses to nonperforming loans was 104% in 2001 compared to 297% in 2000. The allowance for loan losses represented 0.99% of total loans at June 30, 2001 compared to 0.92% at June 30, 2000. Nonperforming assets increased $2,558,000 from June 30, 2000 to $4,014,000, or 0.93% of total assets at June 30, 2001. Accruing loans 90 days or more past due were $544,000 at June 30, 2001, up $472,000 from the prior year.

Noninterest income was $3,081,705 during 2001 compared to $2,534,945 during 2000. The increases of $79,143 in aggregate fees and service charges related to loans and other services to customers, $59,700 in net securities gains, $4,020 in gains on trading activities, $172,064 in gain on sales of loans, and $291,380 in investment and insurance commissions partially offset by decreases of $55,999 in loan servicing fees and $3,548 in other income contributed to the $546,760, or 22%, increase in 2001. The increase in gains on sales of loans reflects the Company's decision to originate residential real estate loans and indirect auto loans for sale in the secondary markets. The increase of $291,380 in investment and insurance commissions during 2001 was attributable to additional staff increasing sales commissions.

Noninterest expense was $10,975,264 for 2001 compared to $10,543,085 for 2000. The increase of $432,179 or 4% was due primarily to salaries and employee benefits from increased commissions paid to brokers in the investment sales division on higher sales revenue and increased health insurance and other benefit costs. Occupancy, equipment, and FDIC insurance expenses all decreased during 2001 compared to 2000. The increase in other expenses of $197,768 was due to increased professional fees, printing expenses, and advertising expenses.

Average earning assets increased $32,219,000, or 8%, in 2001 due to increased loans. Average interest-bearing liabilities increased $27,124,000, or 8%, in 2001 primarily due to increased certificates of deposit.

FINANCIAL CONDITION

The Company's total assets increased $10,917,731, or 3%, to $442,215,917 at June 30, 2002 compared to $431,298,186 at June 30, 2001. The increase was due to increased available for sale securities funded with increased deposits, primarily NOW accounts. Stockholders' Equity totaled $34,730,791 and $30,445,017 at June 30, 2002 and 2001, respectively. The increase of $4,285,774 was due to net income of $3,852,620, issuance of $284,779 of treasury stock in connection with the acquisition of certain assets of Kendall Insurance Co., issuance of $458,206 of treasury stock for exercise of stock options, and an increase in net unrealized gains on available for sale securities of $355,881. Partially offsetting these increases were the payment of cash dividends of $648,731 and share repurchases of $16,981.

Average cash and cash equivalents (cash and due from bank and short-term investments) increased $5,169,686 to $18,193,881 at June 30, 2002 compared to $13,024,195 at June 30, 2001. The increase was attributable to increased reserves maintained at the Federal Reserve Bank and increased short-term investment of funds from increased deposits.

Investments Securities and Other Earning Assets

The average balance of the available for sale securities portfolio was $28,743,239 in 2002 and $22,575,868 in 2001. The increase of $6,167,371 was due to the investment of funds provided from the increase in deposits. The portfolio is primarily comprised of U.S. Government agency and mortgage-backed securities, corporate bonds, and equity securities. Most are seasoned federal agency mortgage-backed securities and short-term federal agency bonds. See Table 2 and 3 for a detail of available for sale securities and investment maturities, respectively.

All of the Company's securities are classified as available for sale and are carried at fair value at $32,440,386 and $20,172,844 as of June 30, 2002 and 2001, respectively. These securities had a net unrealized gain of $178,162 and a net unrealized loss of $177,719 at June 30, 2002 and 2001, respectively. See Note 2 to the Consolidated Financial Statements. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes. Unrealized gains and losses, net of related deferred income taxes, are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans was $375,226,704 at June 30, 2002 compared to $385,888,498 at June 30, 2001. The decrease of $10,661,794 was attributable to decreased residential real estate loans. See Tables 4 and 5 for additional information on the composition of the loan portfolio.

Residential real estate loans averaged $170,970,245 in 2002 and $195,700,396 in 2001. The decrease of $24,730,151, or 13%, was attributable to increased refinancing activity and prepayment in a low interest rate environment, and our policy to sell most of the residential real estate loans into the secondary market. Residential real estate loans were 43% of the total loan portfolio at June 30, 2002. Of residential real estate loans, 35% were variable rate products. In 2001, residential real estate loans were 49% of total loans and 34% were variable rate. The increase in the percentage of variable rate product resulted from holding new variable rate loans in portfolio and selling fixed rate product into the secondary market.

Commercial real estate loans averaged $73,603,085 in 2002 and $66,341,895 in 2001. The increase of $7,261,190 or 11% reflects our focus to primarily lend to small businesses within our market areas. This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate. Commercial real estate loans were 22% and 18% of the total loan portfolio at June 30, 2002 and 2001, respectively. Commercial real estate loans have 93% variable rate product, minimizing the interest rate risk for this portfolio. In 2001, the variable rate product was 89% of this portfolio.

Construction loans averaged $7,552,655 in 2002 and $5,633,265 in 2001. The increase of $1,919,390, or 34%, was primarily in commercial construction loans. All construction loans are subject to interest rates based on the prime rate, contractual maturities under 12 months, and disbursements made on construction as completed and verified by inspection.

Commercial loans averaged $46,780,721 in 2002 and $41,844,293 in 2001. The increase of $4,436,428, or 12%, reflects additional opportunities with small businesses in our market areas. Commercial loans were 13% and 12% of total loans at June 30, 2002 and 2001, respectively. Variable rate product comprised 53% of this loan portfolio at June 30, 2002. In 2001, variable rate product accounted for 51% of this portfolio. The increase in variable rate loans reflects our policy to originate commercial loans with interest rates tied to prime rate. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business. The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $73,455,823 in 2002 and $73,584,219 in 2001. The decrease of $128,396, or less than 1%, is attributable to one sale of $5.3 million of indirect auto loans, and a reduction in new indirect loans due to competitive financing offered by the major automobile manufacturers. Consumer and other loans comprise 20% and 19% of total loans at June 30, 2002 and 2001, respectively. These loans are mostly fixed rate products. We held $17,084,991 and $19,908,626 of indirect auto loans as of June 30, 2002 and 2001, respectively. We continue to originate indirect auto loans and continue to build relationships with other institutions for future sales of indirect auto loans the Bank originates. Indirect auto and mobile home loans together comprise approximately 77% of total consumer and other loans, a decrease from 84% in 2001. The Company underwrites all automobile dealer finance and mobile home loans to protect credit quality. The Company pays a nominal one-time origination fee on these loans. The fees are deferred and amortized over the contractual life of the loan as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

Net deferred loan origination costs averaged $2,864,175 in 2002 and $2,784,430 in 2001, an increase of $79,745, or 3%.

Deposits

Average demand deposit accounts were $26,826,135 in 2002 and $25,440,000 in 2001. The increase of $1,386,135, or 5%, is consistent with our focus of increasing consumer and commercial core deposits.

Average interest-bearing deposits increased by $25,537,439 during 2002 to $268,926,725. Average NOW accounts increased 81% to $53,519,412. This increase of $23,956,357 during 2002 was attributable to the promotion of Express Gold, a NOW account with tiered interest rates, to attract core deposits. The average interest rate paid on NOW accounts decreased from 2.93% to 2.41%. Average money market accounts increased $2,504,164, or 38% to $9,099,858 during 2002 from the introduction of the Maximum Return Sweep account. This is a sweep account for commercial demand deposit account customers. The average interest rate paid on money market accounts decreased from 2.70% to 2.19%. Average savings accounts decreased $469,045, or 2%, to $20,501,168 during 2002. The average interest rate paid on savings accounts decreased from 2.31% to 1.79%. Average certificates of deposit increased $2,594,554, or 2%, to $155,241,751 during 2002. Our overall funding strategy includes the use of deposits obtained from firms which obtain funds from their customers for deposit with us ("brokered deposits"). These brokered deposits, each a certificate of deposit, averaged $30,564,536 and $33,613,126 during 2002 and 2001 respectively. Certificates of deposit and brokered deposit comprise time deposits. The average rate paid on time deposits decreased from 6.21% to 4.94%. See Table 10 for the scheduled maturities of certificates of deposit of $100,000 or more.

Other Funding Sources

The Company's source of funding other than deposits are securities sold under repurchase agreements and Federal Home Loan Bank (FHLB) advances. Average securities sold under repurchase agreements for 2002 were $9,857,892, compared to $13,573,000 during 2001. This liability was collateralized by federal agency mortgage-backed securities. See Note 10 to the Consolidated Financial Statements.

Average FHLB borrowings for 2002 were $88,724,286, compared to $116,012,660 in 2001. The decrease of $27,288,374, or 24%, was attributed to repayment of FHLB borrowings at maturity using the funds generated by promoting the Express Gold NOW account. These borrowings had an average cost of 5.77% during 2002 compared to 6.39% during 2001. At June 30, 2002 and 2001, FHLB borrowings amounted to $85,956,608 and $108,048,723, respectively. The Company's additional borrowing capacity with the FHLB at June 30, 2002 was approximately $32 million. See Note 9 to the Consolidated Financial Statements.

ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2002 and 2001, the allowance for loan losses was $3,496,000 and $3,778,000, respectively. The allowance for loan losses as a percentage of total loans was 0.94% and 0.99% at June 30, 2002 and 2001, respectively. The decrease in the allowance for loan losses was attributed to a decline in non-performing loans, lower delinquencies, and fewer classified loans during 2002.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $0 and $488,000 at June 30, 2002 and 2001, respectively.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including non-performing loans as a percentage of total loans:

06/30/02 ____________	06/30/01 ___________	06/30/00 ___________	06/30/99 ___________
1.03%	1.53%	0.85%	0.76%

Non-performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and repossessed assets. Total non-performing assets as a percentage of total assets were 0.40% at June 30, 2002 and 0.93% at June 30, 2001. See Table 8 for a summary of non-performing assets for the last five years.

Total non-performing loans were $1,171,000 and $3,629,000 at June 30, 2002 and 2001, respectively. The decrease of $2,458,000 was attributable primarily to the settlement of one commercial real estate loan of $1,231,000, although all non-performing loans in all categories decreased compared to 2001. Non-performing loans as a percentage of total loans were 0.31% and 0.96% at June 30, 2002 and 2001, respectively. The allowance for loan losses was equal to 299% and 104% of total non-performing loans at June 30, 2002 and 2001, respectively. The following table represents the non-performing loans as of June 30, 2002 and 2001.

Description _____________________________________	June 30, 2002 ____________	June 30, 2001 ____________
Residential real estate	$ 486,000	$ 577,000
Commercial real estate	330,000	2,139,000
Commercial loans	183,000	523,000
Consumer and other	172,000 ____________	390,000 ____________
Total non-performing	$ 1,171,000 ===========	$ 3,629,000 ===========

At June 30, 2002, non-performing loans included $87,115 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 1.00%.

We continue to focus on asset quality issues and allocate significant resources to credit policy and loan review. The collection, workout and asset management functions focus on the reduction of non-performing assets. Despite this ongoing effort on asset quality and reduction of non-performing assets levels, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

Residential real estate, commercial real estate, commercial, and consumer and other loans are generally placed on nonaccrual when reaching 90 days past due or, in the case of loans secured by real estate, in process of foreclosure. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 90 days past due. Based on our judgment, we may place on nonaccrual status loans which are currently less than 90 days past due or performing in accordance with their terms but are likely to present future principal and/or interest repayment problems thus classified as non-performing.

Net charge-offs were $1,124,000 during 2002 compared to $501,000 in 2001. Net charge-offs as a percentage of average loans outstanding were 0.30% and 0.13% in 2002 and 2001, respectively. The increase of $623,000 was due to higher gross charge-offs in commercial real estate and commercial loans resulting from the slowing economy during the fiscal year. See Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problems Loans

Commercial real estate and commercial loans are periodically evaluated under a seven point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had classified commercial real estate and commercial loans totaling $3,076,800 at June 30, 2002 as substandard or lower on our risk rating system. This amount includes $513,000 of non-performing commercial real estate and commercial loans. The remaining $2,563,800 of commercial real estate and commercial loans classified as substandard at June 30, 2002 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of the loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. No such adjustments were proposed by the Office of Thrift Supervision based on their 2002 examination.

At June 30, 2002, the Company had acquired assets of $586,642 compared to $385,077 in 2001. The increase of $201,565 was primarily in substance foreclosure of real estate loans. The Bank has an allowance for losses on acquired assets. It was established to provide for declines in market values and estimated selling costs. The Company provided for the allowance through a charge against earnings of $24,000 for the years ending June 30, 2002 and 2001. See Note 5 of the Consolidated Financial Statements for additional information. Management periodically receives independent appraisals on acquired assets. As a result of this review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

RISK MANAGEMENT

Asset-Liability Management

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the most material effect on the Company's financial condition and results of operations. The Company does not believe that it is exposed to significant market risk from trading activities because these assets are immaterial.

Asset-liability management is governed by policies reviewed and approved annually by the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee (ALCO) which is comprised of members of senior management who set the strategic directives that guide the day-to-day asset-liability management activities. ALCO reviews and approves all major risk, liquidity and capital management programs, except for pricing which is a subcommittee of ALCO members.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. Recently the focus has been to originate adjustable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans. Adjustable rate residential real estate loans are originated for the loan portfolio. Fixed rate residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto loans, are primarily originated with fixed rates. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched. The balance sheet is slightly asset sensitive.

The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 2002, with comparative summary balances for 2001. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty-four months. The Company's assets and liabilities that do not have a stated maturity date, such as cash equivalents and certain deposits, are considered to be long term in nature and are reported in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The loan information in the table reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows: fiscal year 2003 $119,454,274, fiscal year 2004 $9,429,286, fiscal year 2005 $22,083,161, fiscal year 2006 $4,945,604, and fiscal year 2007 $8,710,777. In the fiscal years after 2007 there are no variable rate loans repricing. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 2002.

Market Risk
June 30, 2002
($ In Thousands)

	Expected Maturity Date						2002	2002	2001	2001
	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07	Thereafter	Total	Fair Value	Total	Fair Value

Financial assets:

Interest bearing deposits
Variable rate	$ --	$ --	$ --	$ --	$ --	$ 4,406	$ 4,406	$ 4,406	$ 4,594	$ 4,594
Weighted average interest rate	--	--	--	--	--	1.69%	1.69%		3.90%
Available for sale securities	9,369	5,230	8,406	3,731	4,106	1,328	32,170	32,440	20,442	20,173
Weighted average interest rate	5.24%	5.23%	4.95%	6.16%	6.16%	6.16%	5.43%		6.83%
FHLB stock (1)	--	--	--	--	--	6,645	6,645	6,645	6,645	6,645
Weighted average interest rate	--	--	--	--	--	3.75%	3.75%		6.25%
Loans held for sale
Fixed rate	611	--	--	--	--	--	611	643	1,167	1,187
Weighted average interest rate	7.19%	--	--	--	--	--	7.19%		6.58%
Loans
Fixed rate loans	20,922	23,921	31,532	34,292	37,646	59,512	207,825	218,776	227,211	223,187
Weighted average interest rate	8.49%	8.97%	8.95%	8.89%	8.65%	9.07%	8.87%		9.09%
Variable rate loans	38,282	22,270	18,672	22,005	27,558	34,526	163,313	159,492	149,494	150,382
Weighted average interest rate	6.18%	6.58%	6.75%	6.79%	6.72%	6.96%	6.64%		8.51%
Interest receivable	2,229	--	--	--	--	--	2,229	2,229	2,403	2,403

Financial liabilities:

NOW/Money market/savings	--	--	--	--	--	101,370	101,370	101,370	57,913	57,913
Weighted average interest rate	--	--	--	--	--	1.92%	1.92%		2.28%
Time deposits	105,631	36,178	12,810	4,203	14,397	356	173,575	176,037	189,900	191,365
Weighted average interest rate	4.13%	4.03%	5.07%	5.26%	5.08%	5.44%	4.29%		5.97%
Repurchase agreements
Fixed rate	8,872	--	--	--	--	--	8,872	8,872	8,819	8,819
Weighted average interest rate	1.15%	--	--	--	--	--	1.15%		2.66%
FHLB advances
Fixed rate	9,479	17,478	17,000	27,000	--	15,000	85,957	88,364	108,049	110,240
Weighted average interest rate	4.22%	5.72%	4.52%	6.70%	--	5.24%	5.54%		5.71%
Junior subordinated debentures
Fixed rate	--	--	--	--	--	7,173	7,173	7,788	7,173	7,224
Weighted average interest rate	--	--	--	--	--	9.60%	9.60%		9.60%

(1) FHLB stock does not have a market; therefore, its fair value is unknown.

The fair values of interest bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown, however, shares are bought and sold at par. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximates the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of trust preferred securities is based on comparisons to similar contracts at year-end.

There have been no substantial changes in the Company's market risk from the preceding year, other than the fair value of the Company's loans. The fair value of the Company's loans improved at June 30, 2002 when compared to June 30, 2001. As interest rates decreased during the fiscal year, the loan portfolio improved in value due to the fixed coupon rates in the portfolio being better than current market rates.

LIQUIDITY

On a parent company only basis, our commitments and debt service requirements at June 30, 2002 consisted of junior subordinated debentures issued to NBN Capital Trust in connection with the issuance of $7,172,998 in 9.60% trust preferred securities due December 31, 2029. See Note 20 to the Consolidated Financial Statements. NBN Capital is a wholly-owned subsidiary of the Company and was formed for the purpose of raising funds for the Bank. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations and borrowings from public and private sources. For information on the restrictions on the payment of dividends by our banking subsidiary see Note 11 to the Consolidated Financial Statements.

For our banking subsidiary, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commitments. Liquidity risk is the danger that a bank cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank's ability to meet liquidity needs, including variation in the markets served, it asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional deposits, the Bank has other liquidity sources, including the proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances and brokered deposits. We monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

At June 30, 2002, our banking subsidiary had $122 million of immediately accessible liquidity, defined as cash that could be raised with 1-3 days through collateralized borrowings or security sales. This represented 28% of total assets, compared to a policy minimum of 10%.

CAPITAL

At June 30, 2002 and 2001, stockholders' equity totaled $34,730,791 and $30,445,017 respectively or 7.85% and 7.06% of total assets, respectively. In addition, we had on these dates $7,172,998 of junior subordinated debentures which mature in 2029 and qualify as Tier 1 Capital. See Note 20 to the Consolidated Financial Statements. The changes in stockholders' equity include net income for the year end June 30, 2002 of $3,852,620, a $355,881 net unrealized gain on available for sale securities, $742,985 of treasury stock issued for the exercise of stock options and the purchase of the assets of Kendall Insurance, which were partially offset by $648,731 in dividend payments and $16,981 of stock repurchases (1,398 shares). See Note 7 to the Consolidated Financial Statements for additional information on acquiring Kendall Insurance.

In December 1999, the Company's Board of Directors approved a plan to repurchase up to $2,000,000 of its common stock. An additional repurchase of $2,000,000 of its common stock was approved by the Company's Board of Directors in May 2001. Under the common stock repurchase plans, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value. As of June 30, 2002, the Company had repurchased $1,356,511 of its common stock. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on diluted earnings per share during 2002 and 2001, by reducing the number of common stock shares outstanding.

Regulatory capital guidelines require the Bank to maintain certain capital ratios. The Bank's Tier 1 Capital was $38,063,000 or 8.65% of total assets at June 30, 2002 compared to $35,114,000 or 8.17% of total assets at June 30, 2001. We are also required to maintain capital ratios based on the level of assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 11 on the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments as of June 30, 2002 are summarized in Note 16 on the Consolidated Financial Statements. We have entered into a commitment to occupy office space at two locations in greater Portland, Maine. We expect to occupy this space in the fourth quarter of calendar 2002. The leases have terms of five years each and base rent of $149,000 per year.

IMPACT OF INFLATION

The consolidated financial statements and related notes have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued in June 2001 Statement of Accounting Standards No. 141 Business Combinations, Statement of Accounting Standards No. 142 Goodwill and Other Intangible Assets, and Statement of Accounting Standards No. 143 Accounting for Asset Retirement Obligations; and, in August 2001, Statement of Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-lived Assets.

FASB 141 and 142 provide guidance on how to account for acquired goodwill and other intangible assets. The most substantive changes represented by these statements are that certain intangible assets formerly reported as goodwill be reclassified separate from goodwill and that goodwill and other intangibles with indefinite useful lives will no longer be amortized but will be subject to impairment testing on a periodic basis. FASB 141 applies to all business combinations initiated after June 30, 2001, and eliminates the pooling of interest method of accounting for business acquisitions. It also provides the criteria that determine whether acquired intangible assets should be recognized separately from goodwill. Under FASB 142, goodwill is no longer amortized, but instead is tested for impairment on a regular basis. FASB 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of the fiscal year. Early adoption of FASB 142 is permitted for entities with fiscal years beginning after March 31, 2001. The Company has elected early adoption of the provision of these statements in the fiscal year beginning July 1, 2001. Accordingly, on July 1, 2001, $505,932 of core deposit premium was reclassified from goodwill as previously reported and is included in intangible assets. The Company has determined that the original useful life of the core deposit premium used for amortization calculations is appropriate and will continue to be used for the remaining two year life. As of July 1, 2001, the remaining goodwill of $407,897 represents the excess purchase price over the carrying value of the identifiable assets and liabilities from the prior acquisition of a bank. The Company determined that the estimated fair value of the assets and liabilities exceeded the carrying value, including goodwill at June 30, 2002 and 2001 and therefore no impairment has been experienced. The Company has discontinued the annual goodwill amortization of $101,975. For additional information, see Note 6 on the Consolidated Financial Statements.

FASB 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for the fiscal years beginning after June 15, 2002. We expect that the provisions of FASB 143 will not have a material impact on our financial condition or results of operation.

FASB 144 provides additional implementation guidance and supercedes FASB 121 Accounting for the Impairment of Long-lived and for Long-lived Assets to be Disposed of. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. We expect that the provision of FASB 144 will not have a material impact on our financial condition or results of operations.

Item 7a.	Quantitative and Qualitative Disclosure about Market Risk
See Item 7 of our Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks" and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.
Item 8.	Financial Statements and Supplementary Data
a.	Financial Statements Required by Regulation S-X

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in note 6 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 142, effective July 1, 2001.
Portland, Maine	/s/ Baker Newman & Noyes
August 2, 2002	Baker Newman & Noyes
Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002 and 2001

ASSETS
	2002	2001
Cash and due from banks	$ 14,343,009	$ 9,594,668
Interest bearing deposits	674,083	507,597
Federal Home Loan Bank overnight deposits (note 9)	3,732,000 ___________	4,086,000 _____________
Total cash and cash equivalents	18,749,092	14,188,265
Available for sale securities, at market value (notes 2, 9 and 10)	32,440,386	20,172,844
Loans held for sale	611,210	1,166,775
Loans receivable (notes 3 and 9):
Mortgage loans:
Residential real estate	159,566,886	185,985,453
Construction loans	11,084,462	6,574,545
Commercial real estate	80,423,303 _____________	68,568,711 _____________
Total mortgage loans	251,074,651	261,128,709
Commercial loans	48,535,162	45,438,422
Consumer and other loans	74,267,760 _____________	72,777,245 _____________
	373,877,573	379,344,376
Undisbursed portion of construction loans	(2,126,410)	(1,696,402)
Net deferred loan origination costs	2,882,956 _____________	2,834,838 _____________
	374,634,119	380,482,812
Less allowance for loan losses (note 3)	3,496,000 ____________	3,778,000 _____________
Net loans	371,138,119	376,704,812
Premises and equipment - net (note 4)	4,150,197	4,118,587
Acquired assets - net (note 5)	586,642	385,077
Accrued interest receivable - loans	1,951,997	2,190,566
Accrued interest receivable - investments	276,896	212,258
Federal Home Loan Bank stock, at cost (note 9)	6,644,500	6,644,500
Goodwill, net of accumulated amortization of $1,067,373 in 2002 and 2001 (note 6)	407,897	407,897
Intangible assets, net of accumulated amortization of $1,355,010 in 2002 and $1,143,732 in 2001 (notes 6 and 7)	849,718	505,932
Other assets (notes 14 and 20)	4,409,263 _____________	4,600,673 _____________
Total assets	$ 442,215,917 =========	$ 431,298,186 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
	2002	2001
Liabilities:
Deposits (note 8):
Demand	$ 28,252,757	$ 26,323,105
NOW	62,468,856	30,957,847
Money market	15,879,962	6,601,435
Regular savings	23,021,132	20,353,424
Brokered time deposits	24,463,179	26,001,690
Certificates of deposit under $100,000	117,688,983	128,179,846
Certificates of deposit $100,000 or more	31,422,777 _____________	35,718,431 _____________
Total deposits	303,197,646	274,135,778
FHLB borrowings (note 9)	85,956,608	108,048,723
Securities sold under repurchase agreements (note 10)	8,871,642	8,818,799
Other liabilities	2,286,232 _____________	2,676,871 _____________
Total liabilities	400,312,128	393,680,171
Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (note 20)	7,172,998	7,172,998
Commitments and contingent liabilities (notes 15 and 16)
Stockholders' equity (notes 2, 11, 12, 14 and 15): Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized and none issued and outstanding	--	--
Common stock, $1 par value, 15,000,000 shares authorized; 2,786,095 and 2,786,095 shares issued and 2,647,712 and 2,572,938 shares outstanding at June 30, 2002 and 2001, respectively	2,786,095	2,786,095
Additional paid-in capital	10,374,285	10,267,067
Retained earnings	22,748,760	19,544,871
Accumulated other comprehensive income (loss)	178,162	(177,719)
Treasury stock, 138,383 shares at June 30, 2002 and 213,157 shares at June 30, 2001, at cost
	(1,356,511) ______________	(1,975,297) ______________
Total stockholders' equity	34,730,791 _____________	30,445,017 _____________
Total liabilities and stockholders' equity	$ 442,215,917 ==========	$ 431,298,186 ==========

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2002, 2001 and 2000
	2002	2001	2000
Interest and dividend income:
Interest on loans	$ 29,651,741	$ 33,430,104	$ 30,227,058
Interest on Federal Home Loan Bank overnight deposits	181,580	320,846	242,386
Interest and dividends on available for sale securities	1,525,931	1,532,659	1,485,774
Dividends on Federal Home Loan Bank stock	292,713	489,550	427,982
Other interest and dividend income	12,138 _____________	26,772 _____________	22,784 _____________
Total interest and dividend income	31,664,103	35,799,931	32,405,984
Interest expense:
Deposits (note 8)	11,029,150	13,093,685	10,345,583
Repurchase agreements	144,278	539,830	569,564
Borrowed funds	5,118,389	7,414,100	7,010,715
Trust preferred securities	706,081 _____________	706,081 _____________	426,590 ____________
Total interest expense	16,997,898 _____________	21,753,696 _____________	18,352,452 _____________
Net interest income before provision for loan losses	14,666,205	14,046,235	14,053,532
Provision for loan losses (note 3)	842,101 _____________	780,846 _____________	1,071,949 _____________
Net interest income after provision for loan losses	13,824,104	13,265,389	12,981,583
Noninterest income:
Fees and service charges on loans	588,056	320,705	302,953
Fees for other services to customers	829,279	793,055	731,664
Net securities gains (note 2)	546,614	134,875	75,175
Gain on trading activities	489	12,867	8,847
Gain on sales of loans	692,641	393,018	220,954
Loan servicing fees	44,059	85,615	141,614
Investment and insurance commissions	1,283,277	1,045,268	753,888
Other income	238,052 _____________	296,302 _____________	299,850 _____________
Total noninterest income	4,222,467	3,081,705	2,534,945
Noninterest expense:
Salaries and employee benefits (note 15)	$ 6,582,511	$ 5,661,743	$ 5,324,376
Occupancy expense	923,924	872,220	911,903
Equipment expense	857,821	913,021	971,979
FDIC insurance expense	50,855	50,416	54,732
Goodwill amortization (note 6)	--	101,975	101,975
Intangible assets amortization	211,278	172,284	172,283
Other (notes 2 and 13)	3,519,937 _____________	3,203,605 _____________	3,005,837 _____________
Total noninterest expense	12,146,326 _____________	10,975,264 _____________	10,543,085 _____________
Income before income taxes	5,900,245	5,371,830	4,973,443
Income tax expense (note 14)	2,047,625 _____________	1,887,929 _____________	1,763,721 _____________
Net income	$ 3,852,620 ==========	$ 3,483,901 ==========	$ 3,209,722 ==========
Earnings per common share (notes 12 and 15):
Basic	$ 1.48	$ 1.32	$ 1.17
Diluted	$ 1.44	$ 1.30	$ 1.17

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2002, 2001 and 2000
	Common Stock	Additional Paid-in Capital
Balance at June 30, 1999	$ 2,768,624	$ 10,208,299
Net income	--	--
Other comprehensive income net of tax:
Net unrealized loss on investments available for sale, net of reclassification adjustment (note 18)	--	--
Total comprehensive income	--	--
Treasury stock purchased, 104,298 shares	--	--
Issuance of common stock and treasury stock sold	971	7,765
Stock options exercised	16,500	49,845
Dividends on common stock at $0.23 per share	-- ____________	-- ____________
Balance at June 30, 2000	2,786,095	10,265,909
Net income	--	--
Other comprehensive income net of tax:
Net unrealized gains on investments available for sale, net of reclassification adjustment (note 18)	--	--
Total comprehensive income	--	--
Treasury stock purchased, 112,499 shares	--	--
Stock options exercised and treasury stock sold	--	1,158
Dividends on common stock at $0.25 per share	-- ____________	-- ____________
Balance at June 30, 2001	2,786,095	10,267,067
Net income	--	--
Other comprehensive income net of tax:	--	--
Net unrealized gain on investments available for sale, net of reclassification adjustment (note 18)	--	--
Total comprehensive income	--	--
Treasury stock purchased, 1,398 shares	--	--
Stock options exercised and treasury stock sold	--	(7,326)
Dividends on common stock at $0.25 per share	--	--
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 7)	-- ____________	114,544 ____________
Balance at June 30, 2002	$ 2,786,095 =========	$ 10,374,285 =========

See accompanying notes.

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$ 14,145,720	$ (439,528)	$ --	$ 26,683,115
3,209,722	--	--	3,209,722

--	(336,646)	--	(336,646) ______________
--	--	--	2,873,076
--	--	(878,532)	(878,532)
--	--	6,706	15,442
--	--	--	66,345
(632,968) ____________	-- _____________	-- _______________	(632,968) ______________
16,722,474	(776,174)	(871,826)	28,126,478
3,483,901	--	--	3,483,901

--	598,455	--	598,455 ______________
--	--	--	4,082,356
--	--	(1,125,257)	(1,125,257)
--	--	21,786	22,944
(661,504) ____________	-- _____________	-- _______________	(661,504) ______________
19,544,871	(177,719)	(1,975,297)	30,445,017
3,852,620	--	--	3,852,620
--	355,881	--	355,881 ______________
--	--	--	4,208,501
--	--	(16,981)	(16,981)
--	--	465,532	458,206
(648,731)	--	--	(648,731)
-- ____________	-- _____________	170,235 _______________	284,779 ______________
$ 22,748,760 =========	$ 178,162 =========	$ (1,356,511) ==========	$ 34,730,791 ==========

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002, 2001 and 2000
	2002	2001	2000
Cash flows from operating activities:
Net income	$ 3,852,620	$ 3,483,901	$ 3,209,722
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	842,101	780,846	1,071,949
Provision for losses on acquired assets	24,000	24,000	24,000
Write down of investment securities	257,187	105,643	60,000
Deferred income tax expense (benefit)	163,023	(274,481)	(154,576)
Depreciation of premises and equipment	583,400	701,830	808,760
Amortization of goodwill	--	101,975	101,975
Amortization of intangible assets	211,278	172,284	172,283
Net gain on sale of available for sale securities	(546,614)	(134,875)	(75,175)
Net gain on sales of loans	(692,641)	(393,018)	(220,954)
Originations of loans held for sale	(25,888,420)	(13,008,894)	(4,343,694)
Proceeds from sale of loans held for sale	26,600,687	12,155,643	4,672,871
Other	22,310	(89,157)	(325,495)
Change in other assets and liabilities:
Interest receivable	173,931	890	(413,054)
Other assets and liabilities	(562,821) ____________	(215,082) ___________	708,117 ____________
Net cash provided by operating activities	5,040,041	3,411,505	5,296,729
Cash flows from investing activities:
Proceeds from the sale of available for sale securities	13,931,845	604,650	341,815
Purchases of available for sale securities	(30,804,586)	(1,589,596)	(9,173,218)
Proceeds from maturities and principal payments on available for sale securities	5,383,749	4,907,123	3,291,786
Proceeds from sale of portfolio loans	6,645,499	5,488,691	40,769
Purchases of loans	--	--	(3,168,848)
Net increase in loans	(2,052,873)	(4,880,739)	(60,039,333)
Additions to premises and equipment	(603,610)	(433,658)	(325,814)
Proceeds from sale of acquired assets	490,457	382,645	246,124
Purchase of Federal Home Loan Bank stock	--	--	(964,000)
Cash paid in connection with acquisition of Kendall Insurance, Inc. (note 7)	(284,785) ____________	-- ___________	-- ____________
Net cash (used) provided by investing activities	(7,294,304)	4,479,116	(69,750,719)

Cash flows from financing activities:
Net increase in deposits	29,061,868	14,153,966	40,617,777
Net (repayments) borrowings from the Federal Home Loan Bank	(22,092,115)	(14,579,082)	18,746,089
Net increase (decrease) in repurchase agreements	52,843	(4,291,366)	1,242,326
Dividends paid	(648,731)	(661,504)	(632,968)
Treasury stock purchased	(16,981)	(1,125,257)	(878,532)
Issuance of common stock and treasury stock sold	458,206	22,944	81,787
Principal payments on note payable	--	--	(687,500)
Debt issuance costs paid	--	--	(523,614)
Proceeds from issuance of interest in Junior Subordinated Debentures	-- ____________	-- ___________	7,172,998 ____________
Net cash provided (used) by financing activities	6,815,090 ____________	(6,480,299) ___________	65,138,363 ____________
Net increase in cash and cash equivalents	4,560,827	1,410,322	684,373
Cash and cash equivalents, beginning of year	14,188,265 ____________	12,777,943 ___________	12,093,570 ____________
Cash and cash equivalents, end of year	$ 18,749,092 ========	$ 14,188,265 ========	$ 12,777,943 ========
Supplemental schedule of cash flow information:
Interest paid	$ 17,104,899	$ 21,696,449	$ 18,145,911
Income taxes paid	1,940,200	2,101,500	1,872,000
Supplemental schedule of noncash investing and financing activities
Transfer from loans to acquired assets	$ 716,022	$ 513,712	$ 338,570
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 7)	284,779	--	--
Change in valuation allowance for unrealized (gains) losses on available for sale securities, net of tax	(355,881)	(598,455)	336,646
Net change in deferred taxes for unrealized (gains) losses on available for sale securities	(183,333)	(308,295)	173,424

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002, 2001 and 2000

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

Northeast Bancorp provides a full range of banking services to individual and corporate customers throughout south central and western Maine through its wholly-owned subsidiary, Northeast Bank, F.S.B. The bank is subject to competition from other financial institutions. The bank is subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS) and undergoes periodic examinations by the OTS.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2002, the reserve balance was approximately $5,173,000.

Available for Sale Securities

Marketable equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Market value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other than temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost. Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost.

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 2002 and 2001. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2002 and 2001 was approximately $448,000 and $452,000, respectively, and is included in other assets in the consolidated statements of financial position. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

Loans

Loans are carried at the principal amounts outstanding plus net premiums paid and net deferred loan origination costs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. Loan premiums paid to acquire loans are recognized as a reduction of interest income over the estimated life of the loans. Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectibility of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

Long-Lived Assets

Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any write-down of the asset. If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

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

Goodwill and Intangible Assets

Goodwill arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life. The Company ceased amortization of goodwill on July 1, 2001 as further described in note 6.

Intangible assets including core deposit premiums, noncompete agreement and customer lists are being amortized on a straight-line basis over the estimated life of the asset ranging from five to ten years.

Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $253,000, $286,000 and $194,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio. Gains and losses from entering into covered call and put contracts have been immaterial to the results of operations of the Company. Such covered call and put contracts are recorded at fair value with any adjustments recognized through earnings. The total value of securities under call and put contracts at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

During fiscal 2000, the Company entered into two interest rate exchange agreements with a combined notional principal amount of $20,000,000 to manage and hedge its interest rate exposure with respect to certain certificates of deposit. The interest rate exchange agreements and related certificates of deposit were both called during fiscal 2001. No such agreements are outstanding at June 30, 2002 and 2001.

Reclassification

Certain 2001 and 2000 accounts have been reclassified to conform to the 2002 presentation.

2.   Available for Sale Securities

A summary of the cost and approximate fair values of available for sale securities at June 30, 2002 and 2001 follows:
	2002 _______________________		2001 _______________________
	Cost	Fair Value	Cost	Fair Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 12,088,598	$ 12,176,875	$ 248,628	$ 248,628
Corporate bonds	149,938	154,125	149,887	151,641
Mortgage backed securities	18,448,558	18,912,078	18,737,709	18,662,746
Equity securities	1,483,350 ____________	1,197,308 ____________	1,305,892 ____________	1,109,829 ___________
	$ 32,170,444 =========	$ 32,440,386 =========	$ 20,442,116 =========	$ 20,172,844 =========
The gross unrealized gains and unrealized losses on available for sale securities are as follows:
	2002 _______________________		2001 _______________________
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by the U.S. Treasury and other U. S. Government corporations and agencies	$ 88,277	$ --	$ --	$ --
Corporate bonds	4,187	--	1,754	--
Mortgage backed securities	463,520	--	157,027	231,990
Equity securities	6,669 ____________	292,711 ____________	24,885 ____________	220,948 ____________
	$ 562,653 =========	$ 292,711 =========	$ 183,666 =========	$ 452,938 =========

At June 30, 2002, mortgage-backed securities with a market value of approximately $16,950,000 were pledged as collateral to secure outstanding repurchase agreements.

At June 30, 2002 and 2001, included in accumulated other comprehensive income (loss) as an adjustment to stockholders' equity are net unrealized gains (losses) of $269,942 and $(269,272), respectively, net of the deferred tax effect of $(91,780) and $91,553, respectively.

The cost and fair values of available for sale securities at June 30, 2002 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value
Debt securities:
Due in one year	$ 5,082,410	$ 5,113,281
Due after one year through five years	7,156,126	7,217,719
Mortgage backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing February 2005 to November 2029)	18,448,558	18,912,078
Equity securities	1,483,350 _______________	1,197,308 _______________
	$ 32,170,444 ==========	$ 32,440,386 ==========

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2002 were $559,390 and $12,776, respectively, for the year ended June 30, 2001 were $134,875 and $0, respectively, and for the year ended June 30, 2000 were $75,175 and $0, respectively.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. During the years ended June 30, 2002, 2001 and 2000, write-downs of available for sale securities were $257,187, $105,643 and $60,000, respectively, and are included in other expense in the consolidated statements of income.

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

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $3,527,236 and $3,051,196 at June 30, 2002 and 2001, respectively. In 2002, new loans and advances granted to related parties totaled $3,169,074 payments and reductions amounted to $2,693,034.

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $290,500 and $453,000 at June 30, 2002 and 2001, respectively.

Activity in the allowance for loan losses was as follows:
	Years Ended June 30,
	2002	2001	2000
Balance at beginning of year	$ 3,778,000	$ 3,498,000	$ 2,924,000
Provision charged to operating expenses	842,101	780,846	1,071,949
Loans charged off	(1,332,116)	(744,345)	(763,979)
Recoveries on loans previously charged off	208,015 ____________	243,499 ____________	266,030 ____________
Net loans charged off	(1,124,101) ____________	(500,846) ____________	(497,949) ____________
Balance at end of year	$ 3,496,000 =========	$ 3,778,000 =========	$ 3,498,000 =========

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

The following table summarizes information about impaired loans at or for the years ended:
	2002	2001	2000
Impaired loans	$ 459,005	$ 3,311,240	$ 1,164,349
Impaired loans with related allowances	171,992	1,987,699	81,341
Allowances on impaired loans	10,000	515,704	30,000
Average balance of impaired loans	980,976	1,963,065	914,493
Interest recognized on impaired loans	7,640	36,781	22,648

Loans on nonaccrual status, including impaired loans described above, at June 30, 2002 and 2001 totaled approximately $1,171,000 and $3,629,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2002, 2001 and 2000, totaled approximately $66,000, $287,000 and $89,000, respectively. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, mortgage loans of approximately $43,871,000, $48,540,000 and $52,410,000 at June 30, 2002, 2001 and 2000, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2002 and 2001 are summarized as follows:
	2002	2001
Land	$ 1,025,440	$ 1,025,440
Buildings	2,240,667	2,240,667
Leasehold and building improvements	1,507,833	1,437,119
Furniture, fixtures and equipment	4,271,488 ______________	3,742,101 ______________
	9,045,428	8,445,327
Less accumulated depreciation	4,895,231 ______________	4,326,740 ______________
Net premises and equipment	$ 4,150,197 ==========	$ 4,118,587 ==========

Depreciation and amortization of premises and equipment, included in occupancy and equipment expense, was $583,400, $701,830 and $808,760 for the years ended June 30, 2002, 2001 and 2000, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:
	2002	2001
Real estate properties acquired in settlement of loans and other acquired assets	$ 603,090	$ 406,271
Less allowance for losses	16,448 _____________	21,194 _____________
	$ 586,642 ==========	$ 385,077 =========

Activity in the allowance for losses on acquired assets was as follows:
	2002	2001	2000
Balance at beginning of year	$ 21,194	$ 28,455	$ 27,725
Provision for losses on acquired assets	24,000	24,000	24,000
Write-downs	(28,746) ____________	(31,261) ____________	(23,270) ____________
Balance at end of year	$ 16,448 =========	$ 21,194 =========	$ 28,455 =========

6.   Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards No. 141, Business Combinations, and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. These FASB statements provide guidance on how to account for acquired goodwill and other intangible assets. The most substantive changes represented by these statements are that certain intangible assets that have been reported as goodwill be reclassified separate from goodwill and that goodwill and other intangibles with indefinite useful lives will no longer be amortized but will be subject to impairment testing on a periodic basis.

FASB 141 applies to all business combinations initiated after June 30, 2001, and eliminates the pooling of interest method of accounting for business acquisitions. FASB 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of the fiscal year. Early adoption of FASB 142 is permitted for entities with fiscal years beginning after March 31, 2001. Northeast Bancorp has elected early adoption of the provisions of these statements in this fiscal year beginning July 1, 2001. Accordingly, on July 1, 2001, $505,932 of core deposit premium was reclassified from goodwill as previously reported and is included in intangible assets. The Company has determined that the original useful life of the core deposit premium used for amortization calculations is appropriate and will continue to be used for the remaining two year life.

As of July 1, 2001, the remaining goodwill of $407,897 represents the excess purchase price over the carrying value of the identifiable assets and liabilities from the prior acquisition of a bank.

Northeast Bancorp operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Company determined that the estimated fair value of the assets and liabilities of Northeast Bancorp (the reporting unit) exceeded the carrying value, including goodwill, at June 30, 2002 and 2001 and therefore no impairment has been experienced. Accordingly, the Company has discontinued the annual amortization of $101,975.

The following schedule presents the impact of adoption of FASB 142 for the periods indicated:
For the Years Ended June 30,
	2002	2001	2000
Reported net income	$ 3,852,620	$ 3,483,901	$ 3,209,722
Add back goodwill amortization	-- ____________	101,975 ____________	101,975 ____________
Adjusted net income	$ 3,852,620 =========	$ 3,585,876 =========	$ 3,311,697 =========
Basic earnings per share:
Reported net income	$ 1.48	$ 1.32	$ 1.17
Goodwill amortization	0.00 ____________	0.03 ____________	0.04 ____________
Adjusted net income	$ 1.48 =========	$ 1.35 =========	$ 1.21 =========
Diluted earnings per share:
Reported net income	$ 1.44	$ 1.30	$ 1.17
Goodwill amortization	0.00 ____________	0.04 ____________	0.03 ____________
Adjusted net income	$ 1.44 =========	$ 1.34 =========	$ 1.20 =========

7.   Acquisition of Assets from Kendall Insurance, Inc.

On February 20, 2002, Northeast Financial Services, Inc., a wholly-owned subsidiary of Northeast Bank, F.S.B., acquired substantially all of the assets of Kendall Insurance, Inc. located in Bethel, Maine for a purchase price of $569,564. The assets purchased were primarily intangibles, including customer lists and a noncompete agreement both with useful lives of 7 years and 5 years, respectively. The purchase was structured as an asset acquisition, and consideration was paid 50% in cash and 50% from the issuance of 21,412 shares of common stock of Northeast Bancorp from treasury. The common stock issued was based on the market price on the date of acquisition. Kendall Insurance, Inc. was purchased from Ronald C. Kendall, a director of Northeast Bancorp and Northeast Bank, F.S.B., in an arm's length transaction. The acquisition was accounted for as a purchase in accordance with FASB 141. The results of operations of Kendall Insurance, Inc. have been included in the consolidated financial statements of the Company since the acquisition date. The acquisition was not material to the financial condition or results of operations of the Company.

8.   Deposits

Deposits at June 30 are summarized as follows:
	Weighted Average Rate at June 30, 2002	2002		2001
		Amount	Percent	Amount	Percent
Demand	0.00%	$ 28,252,757	9.3%	$ 26,323,105	9.6%
NOW	2.0 2	62,468,856	20.6	30,957,847	11.3
Money market	2.09	15,879,962	5.2	6,601,435	2.4
Regular savings	1.52	23,021,132	7.6	20,353,424	7.4
Certificates of deposit and brokered time deposits:
1.00 - 3.75%	2.74	45,123,629	14.9	1,394,470.5
3.76 - 5.75%	4.64	112,784,269	37.2	64,889,000	23.7
5.76 - 7.75%	6.23 ______	15,667,041 ____________	5.2 ______	123,616,497 ____________	45.1 ______
	3.41% ====	$303,197,646 =========	100.0% ====	$274,135,778 =========	100.0% ====

At June 30, 2002, scheduled maturities of certificates of deposit and brokered time deposits are as follows:

	2003	2004	2005	2006	2007	Thereafter
1.00 - 3.75%	$ 32,289,445	$ 12,810,935	$ 23,249	$ --	$ --	$ --
3.76 - 5.75%	61,619,253	22,590,573	10,222,337	3,810,725	14,238,493	302,888
5.76 - 7.75%	11,722,152 ___________	776,712 ___________	2,564,078 ___________	392,699 __________	157,719 ___________	53,681 ___________
	$105,630,850 ========	$ 36,178,220 ========	$ 12,809,664 ========	$ 4,203,424 =======	$ 14,396,212 ========	$ 356,569 ========

Interest expense on deposits for the years ended June 30, 2002, 2001 and 2000 is summarized as follows:
	2002	2001	2000
NOW	$ 1,291,733	$ 864,359	$ 915,018
Money market	199,454	178,334	144,388
Regular savings	365,729	484,288	493,861
Certificates of deposit and brokered time deposits	9,172,234 _____________	11,566,704 _____________	8,792,316 _____________
	$ 11,029,150 ==========	$ 13,093,685 ==========	$ 10,345,583 ==========

9.   Federal Home Loan Bank Borrowings

A summary of borrowings from the Federal Home Loan Bank are as follows:

June 30, 2002
Principal Amounts	Interest Rates	Maturity Dates
$ 9,478,495	1.84% - 6.64%	2003
17,478,113	4.78 - 6.67	2004
17,000,000	3.11 - 6.65	2005
27,000,000	5.52 - 6.79	2006
8,000,000	5.59 - 5.68	2008
7,000,000 _______________	4.50 - 4.99	2011
$ 85,956,608 ===========

June 30, 2001
Principal Amounts	Interest Rates	Maturity Dates
$ 38,105,113	3.79% - 7.05%	2002
8,722,204	4.34 - 6.64	2003
18,221,406	4.78 - 6.67	2004
2,000,000	6.65	2005
26,000,000	5.55 - 6.79	2006
8,000,000	5.59 - 5.68	2008
7,000,000 _________________	4.50 - 4.99	2011
$ 108,048,723 ============

Several of the FHLB borrowings are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances, certain investment securities maintained at the FHLB not otherwise pledged, FHLB overnight deposits and the Company's FHLB stock have been pledged under a blanket agreement to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

At June 30, 2002, the Company had approximately $2,100,000 available under a line of credit arrangement with the FHLB. Also, in addition to the FHLB advances outstanding at June 30, 2002, the Company had approximately $32,000,000 available for long-term advances from the FHLB.

10.  Securities Sold Under Repurchase Agreements

During 2002 and 2001, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 1.15% and 2.66% at June 30, 2002 and 2001, respectively. These borrowings, which were scheduled to mature the next business day, were collateralized by mortgage-backed securities with a market value of $16,950,000 and amortized cost of $16,548,000 at June 30, 2002, and a market value of $14,211,000 and amortized cost of $14,388,000 at June 30, 2001. The average balance of repurchase agreements was $9,858,000 and $13,573,000 during the years ended June 30, 2002 and 2001, respectively. The maximum amount outstanding at any month-end during 2002 and 2001 was $14,816,000 and $16,109,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2002 and 2001.

11.  Capital and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

As of June 30, 2002 and 2001, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2002 and 2001, the Bank ratios exceeded the regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2002 and 2001.

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated
	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2002:
Tier 1 (Core) capital to Risk weighted assets	$ 38,063	11.79%	> $ 12,912	> 4.0%	> $ 19,368	> 6.0%
Tier 1 (Core) capital to total assets	$ 38,063	8.65%	> $ 17,621	> 4.0%	> $ 21,997	> 5.0%
Total capital to risk weighted assets	$ 40,352	12.50%	> $ 25,824	> 8.0%	> $ 32,280	> 10.0%
As of June 30, 2001:
Tier 1 (Core) capital to risk weighted assets	$ 35,114	11.12%	> $ 12,628	> 4.0%	> $ 18,924	> 6.0%
Tier 1 (Core) capital to total assets	$ 35,114	8.17%	> $ 17,197	> 4.0%	> $ 21,496	> 5.0%
Total capital to risk weighted assets	$ 37,266	11.80%	> $ 25,257	> 8.0%	> $ 31,571	> 10.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under OTS rules (approximately $847,000 is available at June 30, 2002).

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of the Company's common stock. Also in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plans, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of June 30, 2002, the Company had approximately $1,357,000 of treasury stock, which is carried at cost.

12.  Earnings Per Common Share

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
	2002	2001	2000
Average shares outstanding, used in computing Basic EPS	2,599,368	2,648,205	2,739,966
Dilutive effect of stock options	67,665 _____________	23,727 _____________	13,627 _____________
Average equivalent shares outstanding, used in computing Diluted EPS	2,667,033 ==========	2,671,932 ==========	2,753,593 ==========

13.  Other Expenses

Other expenses include the following for the years ended June 30, 2002, 2001 and 2000:
	2002	2001	2000
Professional fees	$ 465,210	$ 512,041	$ 504,179
Printing and office supplies	248,829	275,742	214,103
Real estate owned expenses	38,900	33,343	59,896
Write down of investment securities	257,187	105,643	60,000
Other	2,509,811 _____________	2,276,836 _____________	2,167,659 _____________
	$ 3,519,937 ==========	$ 3,203,605 ==========	$ 3,005,837 ==========

14.  Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2002, 2001 and 2000:
	2002	2001	2000
Federal: Current	$ 1,810,686	$ 2,093,089	$ 1,848,732
Deferred	163,023 ____________	(274,481) ____________	(154,576) ____________
	1,973,709	1,818,608	1,694,156
State and local - current	73,916 ____________	69,321 ____________	69,565 ____________
	$ 2,047,625 =========	$ 1,887,929 =========	$ 1,763,721 =========

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2002, 2001 and 2000:
	2002		2001		2000
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$ 2,006,083	34.0%	$ 1,826,422	34.0%	$ 1,690,971	34.0%
State tax, net of federal tax benefit	48,785	0.8	45,752	0.9	45,913	0.9
Nondeductible goodwill	--	0.0	34,671	0.6	34,671	0.7
Dividend received deduction	(19,367)	(0.3)	(17,832)	(0.3)	(20,049)	(0.4)
Low income/rehabilitation credit	--	0.0	(10,000)	(0.2)	(18,126)	(0.4)
Other	12,124 __________	0.2 ______	8,916 __________	0.2 ______	30,341 __________	0.6 ______
	$ 2,047,625 =======	34.7% ====	$ 1,887,929 =======	35.2% ====	$ 1,763,721 =======	35.4% ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below:
	2002	2001
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,185,000	$ 1,258,000
Interest on nonperforming loans	23,000	98,000
Difference in tax and financial statement bases of investments	80,000	190,000
Difference in tax and financial statement amortization of goodwill and other intangible assets	189,000	156,000
Other	117,000 _____________	151,000 _____________
Total deferred tax assets	1,594,000	1,853,000
Deferred tax liabilities:
Loan loss reserve - tax basis	(30,000)	(44,000)
Mortgage servicing rights	(148,000)	(149,000)
Premises and equipment	(65,000)	--
Other	(111,000) _____________	(73,000) _____________
Total deferred tax liabilities	(354,000) _____________	(266,000) _____________
Net deferred tax assets, included in other assets	$ 1,240,000 ==========	$ 1,587,000 ==========

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

15.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2002, 2001 and 2000, the Company contributed $125,294, $117,046 and $86,984, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. There were no discretionary contributions in 2002, 2001 and 2000.

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

In accordance with the Stock Option Plans, a total of 388,000 shares of unissued common stock were reserved for issuance. Of these shares, 85,000 were designated for the incentive stock option plan, 18,000 for the nonqualified stock plan and the remaining 285,000 for either plan. At June 30, 2002, a total of 175,600 shares remain available to be granted including 6,500 available for the incentive stock option plan, 1,600 for the nonqualified stock plan and 167,500 for either plan.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	160,500	$ 9.96	128,250	$ 10.66	111,750	$ 10.69
Granted	51,000	13.09	40,500	8.25	38,000	8.32
Exercised	(54,750)	8.37	(2,500)	8.33	(16,500)	4.02
Expired	(5,250) _______	18.50 _______	(5,750) _______	14.10 _______	(5,000) _______	15.63 _______
Outstanding and exercisable at end of year	151,000 =====	$ 11.30 =====	160,500 =====	$ 9.96 =====	128,250 =====	$ 10.66 =====

The following table summarizes information about stock options outstanding at June 30, 2002:
	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$7.50	12,000	2.2 years	$ 7.50
$ 8.00 to $ 9.00	66,000	6.9	8.28
$10.00 to $10.50	4,000	6.3	10.31
$12.00 to $13.50	46,000	9.1	13.09
$15.00 to $18.50	23,500 _______________	5.7 _______________	18.36 _______________
$ 7.50 to $18.50	151,500 ===========	7.0 ===========	$ 11.30 ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	2002	2001	2000
Dividend yield	1.9%	1.9%	2.8%
Expected volatility	26.5%	28.0%	27.9%
Risk free interest rates	4.8%	5.4%	6.0%
Expected lives	8 years	8 years	8 years

The weighted-average fair values of options granted during 2002, 2001 and 2000 were $4.21, $2.86 and $2.62, respectively.

For financial statement purposes, the Company measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25, whereby no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. Had the Company determined cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended June 30, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:
Earnings Per Share
	Net Income	Basic	Diluted
June 30, 2002:
As reported	$ 3,852,620	$ 1.48	$ 1.44
Pro forma	$ 3,638,113	$ 1.40	$ 1.36

June 30, 2001:
As reported	$ 3,483,901	$ 1.32	$ 1.30
Pro forma	$ 3,367,981	$ 1.27	$ 1.26

June 30, 2000:
As reported	$ 3,209,722	$ 1.17	$ 1.17
Pro forma	$ 3,110,103	$ 1.14	$ 1.13

16.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with contract amounts which represent credit risk:
	2002	2001
Commitments to originate loans:
Residential real estate mortgages	$ 7,749,000	$ 9,399,000
Commercial real estate mortgages, including multi-family residential real estate	6,374,000	10,983,000
Commercial business loans	5,171,000 _____________	2,520,000 _____________
	19,294,000	22,902,000
Unused lines of credit	29,385,000	27,094,000
Standby letters of credit	1,618,000	2,542,000
Unadvanced portions of construction loans	2,126,000	1,696,000

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

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $289,000, $264,000 and $312,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Approximate future minimum lease payments over the remaining terms of the leases at June 30, 2002 are as follows:
2003	$ 298,000
2004	298,000
2005	298,000
2006	212,000
2007	151,000
2008 and after	328,000 ____________
$ 1,585,000 =========

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

17.  Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2002 and 2001 and for each of the years in the three year period ended June 30, 2002 are presented below.
Balance Sheets	June 30,
Assets	2002	2001
Cash (deposited with banking subsidiary)	$ 666,710	$ 63,923
Investment in banking subsidiary	39,325,029	35,571,532
Investment in common securities of Trust Subsidiary	221,851	221,851
Goodwill, net	407,897	407,897
Other assets	1,505,468 ____________	1,575,978 ____________
Total assets	$ 42,126,955 =========	$ 37,841,181 =========
Liabilities and Stockholders' Equity
Junior Subordinated Debentures issued to subsidiary	7,394,849	7,394,849
Other liabilities	1,315 ____________	1,315 ____________
	7,396,164	7,396,164
Stockholders' equity	34,730,791 ____________	30,445,017 ____________
Total liabilities and stockholders' equity	$ 42,126,955 =========	$ 37,841,181 =========

Statements of Income
	Years Ended June 30,
	2002	2001	2000
Income:
Dividends from banking subsidiary	$ 1,000,000	$ 2,330,000	$ --
Other income	21,970 ____________	26,486 ____________	14,304 ____________
Total income	1,021,970	2,356,486	14,304
Expenses:
Amortization of goodwill	--	101,975	101,975
Interest on note payable	--	--	25,927
Interest on Junior Subordinated Debentures paid to subsidiary	727,379	727,379	439,487
General and administrative expenses	125,649 ____________	65,389 ____________	65,934 ____________
Total expenses	853,028 ____________	894,743 ____________	633,323 ____________
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	168,942	1,461,743	(619,019)
Income tax benefit	286,062 ____________	264,458 ____________	178,538 ____________
Income (loss) before equity in undistributed net income of subsidiaries	455,004	1,726,201	(440,481)
Equity in undistributed net income of subsidiaries	3,397,616 ____________	1,757,700 ____________	3,650,203 ____________
Net income	$ 3,852,620 =========	$ 3,483,901 =========	$ 3,209,722 =========

	Years Ended June 30,
Statements of Cash Flows	2002	2001	2000
Cash flows from operating activities:
Net income	$ 3,852,620	$ 3,483,901	$ 3,209,722
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	17,474	119,448	111,574
Undistributed earnings of subsidiaries	(3,397,616)	(1,757,700)	(3,650,203)
Decrease (increase) in other assets	53,036	(271,592)	(175,752)
Decrease in other liabilities	-- ____________	(3,575) ____________	(1,008) ____________
Net cash provided (used) by operating activities	525,514	1,570,482	(505,667)
Cash flows from investing activities:
Increase in investment in banking subsidiary	--	--	(3,850,004)
Purchase of common securities of Trust subsidiary	-- ____________	-- ____________	(221,851) ____________
Net cash used by investing activities	--	--	(4,071,855)
Cash flows from financing activities:
Principal payments on note payable	--	--	(687,500)
Issuance of common stock and treasury stock	458,206	22,944	81,787
Issuance of treasury stock to subsidiary	284,779	--	--
Treasury stock purchased	(16,981)	(1,125,257)	(878,532)
Dividends paid to stockholders	(648,731)	(661,504)	(632,968)
Proceeds from issuance of Junior Subordinated Debentures	--	--	7,394,849
Payments for debt issuance costs	-- ____________	-- ____________	(523,614) ____________
Net cash provided (used) by financing activities	77,273 ____________	(1,763,817) ____________	4,754,022 ____________
Net increase (decrease) in cash	602,787	(193,335)	176,500
Cash, beginning of year	63,923 ____________	257,258 ____________	80,758 ____________
Cash, end of year	$ 666,710 =========	$ 63,923 =========	$ 257,258 =========
Supplemental schedule of cash flow information:
Interest paid	$ 727,379	$ 727,379	$ 455,814

18.  Other Comprehensive Income

The components of other comprehensive income for the years ended 2002, 2001 and 2000 are as follows:
	2002	2001	2000
Unrealized gains (losses) arising during the the period, net of tax effect of $281,738 in in 2002, $318,234 in 2001 and $178,583 in 2000	$ 546,903	$ 617,748	$ (346,662)
Less: reclassification adjustment for gains, net of write downs, included in net income, net of tax effect of $98,405 in 2002, $9,939 in 2001 and $5,159 in 2000	191,022 ____________	19,293 ____________	10,016 ____________
Other comprehensive income	$ 355,881 ========	$ 598,455 ========	$ (336,646) ========

19.  Segment Reporting

Northeast Bancorp through its banking subsidiary, Northeast Bank and its subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western and south central Maine. These services include lending, demand, savings and time deposits, cash management, investment, insurance and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

20.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT"), a Delaware statutory trust, exists for the exclusive purpose of (i) issuing and selling Common Securities to the Company and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of the NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by NBNCT. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs of the issuance of the trust preferred securities was approximately $524,000 and is included in other assets in the Company's consolidated statement of financial condition at June 30, 2002 and 2001, as a deferred financing cost, net of accumulated amortization. The costs are being amortized into interest expense over the life of the securities. The Company owns all of the common securities of NBNCT, the only voting security, and as a result, NBNCT is a subsidiary of the Company.

21.  Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company's significant financial instruments.

Cash and Cash Equivalents - The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

Available for Sale Securities - The fair value of available for sale securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Federal Home Loan Bank Stock - This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

Loans and Loans Held for Sale - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

Fair value for significant nonperforming loans is based on estimated cash flows and is discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and historical information.

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

Accrued Interest Receivable - The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Company's net assets could increase.

Borrowed Funds and Repurchase Agreements - The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of repurchase agreements approximates the carrying value, as these financial instruments have a short maturity.

Junior Subordinated Debentures - The fair value of the Company's Junior Subordinated Debentures is estimated based on published sources.

Commitments to Originate Loans - The Company has not estimated the fair value of commitments to originate loans due to their short term nature and their relative immateriality.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2002 and 2001:
	June 30, 2002		June 30, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 18,749	$ 18,749	$ 14,188	$ 14,188
Available for sale securities	32,440	32,440	20,173	20,173
Loans held for sale	611	643	1,167	1,187
Loans	371,138	378,268	376,705	373,569
Interest receivable	2,229	2,229	2,403	2,403
Financial liabilities:
Deposits (with no stated maturity)	129,623	129,623	84,236	84,236
Time deposits	173,575	176,037	189,900	191,365
Borrowed funds	85,957	88,364	108,049	110,240
Repurchase agreements	8,872	8,872	8,819	8,819
Junior Subordinated Debentures	7,173	7,788	7,173	7,224

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2002, 2001 and 2000

		Interest	Average
	Average	Income/	Yield/
June 30, 2002	Balance	Expense	Rate
Assets:

Interest-earning assets:
Investment securities (1)	$ 28,743	$ 1,526	5.31%
Loans (2)(3)	375,226	29,652	7.90%
FHLB stock	6,645	293	4.41%
Short-term investments (4)	8,726	193	2.21%
	___________	____________	_______
Total interest-earning assets/interest
income/average rates earned	419,340	31,664	7.55%
	___________	____________	_______

Non-interest earning assets:
Cash & due from banks	9,468
Bank premises and equipment, net	4,140
Other assets	8,112
Allowance for loan losses	(3,704)
	___________
Total non-interest earning assets	18,016
	___________
Total assets	$ 437,356
	==========

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 53,519	$ 1,292	2.41%
Money market	9,100	199	2.19%
Savings	20,501	366	1.79%
Time	185,806	9,172	4.94%
	____________	____________	_______
Total interest-bearing deposits	268,926	11,029	4.10%
Repurchase agreements	9,858	144	1.46%
Borrowed funds	88,725	5,119	5.77%
Junior subordinated debentures	7,173	706	9.84%
	____________	____________	_______
Total interest-earning liabilities/
interest expense/average rates paid	374,682	16,998	4.54%
	____________	____________	_______

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	26,826
Other liabilities	3,002
	____________
Total liabilities	404,510
	____________
Stockholders' equity	32,846
	____________
Total liabilities and stockholders' equity	$ 437,356
	==========
Net interest income		$ 14,666
		==========
Interest rate spread			3.01%
Net yield on interest earning assets (5)			3.50%

				Page 65
		Interest	Average
	Average	Income/	Yield/
June 30, 2001	Balance	Expense	Rate
Assets:	____________	____________	_______

Interest-earning assets:
Investment securities (1)	$ 22,576	$ 1,533	6.79%
Loans (2)(3)	385,888	33,430	8.66%
FHLB Stock	6,645	489	7.36%
Short-term investments (4)	6,216	348	5.60%
	____________	____________	_______
Total interest-earning assets/interest
income/average rates earned	421,325	35,800	8.50%
	____________	____________	_______
Non-interest earning assets:
Cash & due from banks	6,808
Bank premises and equipment, net	4,331
Other assets	8,412
Allowance for loan losses	(3,634)
	____________
Total non-interest earning assets	15,917
	____________
Total assets	$ 437,242
	==========

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 29,563	$ 865	2.93%
Money market	6,596	178	2.70%
Savings	20,970	484	2.31%
Time	186,260	11,567	6.21%
	____________	____________	_______
Total interest-bearing deposits	243,389	13,094	5.38%
Repurchase agreements	13,573	540	3.98%
Borrowed funds	116,013	7,414	6.39%
Junior subordinated debentures	7,173	706	9.84%
Total interest-earning liabilities/	____________	____________	_______
interest expense/average rates paid	380,148	21,754	5.72%
	____________	____________	_______
Total non-interest bearing liabilities:
Demand deposits and escrow accounts	25,440
Other liabilities	1,741
	____________
Total liabilities	407,329
	____________
Stockholders' equity	29,913
	____________
Total liabilities and stockholders' equity	$ 437,242
	==========
Net interest income		$ 14,046
		==========
Interest rate spread			2.78%
Net yield on interest earning assets (5)			3.33%

				Page 66
		Interest	Average
	Average	Income/	Yield/
June 30, 2000	Balance	Expense	Rate
Assets:	____________	____________	_______

Interest-earning assets:
Investment securities (1)	$ 21,613	$ 1,486	6.88%
Loans (2)(3)	356,490	30,227	8.48%
FHLB Stock	6,157	428	6.95%
Short-term investments (4)	4,846	265	5.47%
	____________	____________	_______
Total interest-earning assets/interest
income/average rates earned	389,106	32,406	8.33%
	____________	____________	_______
Non-interest earning assets:
Cash & due from banks	6,061
Bank premises and equipment, net	4,787
Other assets	7,586
Allowance for loan losses	(3,156)
	____________
Total non-interest earning assets	15,278
	____________
Total assets	$ 404,384
	==========

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 31,462	$ 915	2.91%
Money market	6,446	144	2.23%
Savings	20,391	494	2.42%
Time	157,164	8,792	5.59%
	____________	____________	_______
Total interest-bearing deposits	215,463	10,345	4.80%
Repurchase agreements	13,768	570	4.14%
Borrowed funds	119,472	7,011	5.87%
Junior subordinated debentures	4,321	426	9.86%
	____________	____________	_______
Total interest-earning liabilities/
interest expense/average rates paid	353,024	18,352	5.20%
	____________	____________	_______
Total non-interest bearing liabilities:
Demand deposits and escrow accounts	22,109
Other liabilities	1,563
	____________
Total liabilities	376,696
	____________
Stockholders' equity	27,688
	____________
Total liabilities and stockholders' equity	$ 404,384
	==========
Net interest income		$ 14,054
		==========
Interest rate spread			3.13%
Net yield on interest earning assets (5)			3.61%
(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs ($ in thousands) of $790 in
2002, $814 in 2001, and $698 in 2000.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	The net yield on average earning assets is net interest income divided by average interest-earning assets

Page67

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	At June 30,
	2002	2001	2000
Available for sale (1)

U.S. Government and agency obligations	$ 12,177	$ 248	$ 346

Mortgage-backed securities	18,912	18,663	21,446

Other bonds	154	152	193

Equity securities	1,197	1,110	1,174
	_________	_________	_________
Total available for sale (2):	$ 32,440	$ 20,173	$ 23,159
	=======	=======	=======

(1) Carried at estimated market value. Northeast Bancorp does not have any securities classified as held to maturity.
(2) Cost of such securities ($ in thousands) was $32,170 as of June 30, 2002, $20,442 as of June 30,
2001, and $24,335 as of June 30, 2000.

Table 3
Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At June 30, 2002
U. S. Government and agencies obligations	$ 5,113	4.50%	$ 7,064	4.02%	$ 0	0.00%	$ 0	0.00%	$ 12,177	4.22%
Mortgage-backed securities	0	0.00%	4	8.50%	253	7.00%	18,655	6.15%	18,912	6.16%
Other bonds	0	0.00%	154	5.95%	0	0.00%	0	0.00%	154	5.95%
Equity securities	1,197	6.02%	0	0.00%	0	0.00%	0	0.00%	1,197	6.02%
	_______	______	_______	______	_______	______	_______	______	_______	______
	$ 6,310	4.79%	$ 7,222	4.06%	$ 253	7.00%	$ 18,655	6.15%	$ 32,440	5.43%
	======	====	======	====	=====	====	=====	====	======	====

At June 30, 2001
U. S. Government and agencies obligations	$ 248	4.93%	$ 0	0.00%	$ 0	0.00%	$ 0	0.00%	$ 248	4.93%
Mortgage-backed securities	0	0.00%	19	6.44%	346	7.00%	18,298	6.85%	18,663	6.85%
Other bonds	0	0.00%	152	5.95%	0	0.00%	0	0.00%	152	5.95%
Equity securities	1,110	7.08%	0	0.00%	0	0.00%	0	0.00%	1,110	7.08%
	_______	______	_______	______	_______	______	_______	______	_______	______
	$ 1,358	6.69%	$ 171	6.00%	$ 346	7.00%	$ 18,298	6.85%	$ 20,173	6.83%
	======	====	======	====	=====	====	=====	====	======	====
There are no tax-exempt securities carried in our investment portfolio.

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

	As of
	June 30, 2002		June 30, 2001		June 30, 2000
		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Loan portfolio
Residential real estate	$ 159,567	42.92%	$ 185,985	49.25%	$ 194,288	51.24%
Commercial real estate	80,423	21.63%	68,569	18.16%	61,924	16.33%
Construction	8,958	2.41%	4,878	1.29%	7,406	1.95%
Commercial	48,535	13.06%	45,438	12.03%	41,518	10.95%
Consumer and other	74,268	19.98%	72,778	19.27%	74,028	19.53%
	_________	_________	__________	_________	__________	_________
Total loans	371,751	100.00%	377,648	100.00%	379,164	100.00%

Less:
Allowance for loan losses	3,496		3,778		3,498
Net deferred loan (costs)	(2,883)		(2,835)		(2,660)
	_________		__________		__________
Net loans	$ 371,138		$ 376,705		$ 378,326
	=======		=======		=======

	As of
	June 30, 1999		June 30, 1998
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Loan portfolio
Residential real estate	$ 182,244	57.37%	$ 171,903	61.10%
Commercial real estate	55,438	17.45%	47,053	16.73%
Construction	1,686	0.53%	2,100	0.75%
Commercial	34,647	10.91%	26,967	9.58%
Consumer and other	43,643	13.74%	33,305	11.84%
	_________	_________	_________	_________
Total loans	317,658	100.00%	281,328	100.00%

Less:
Allowance for loan losses	2,924		2,978
Net deferred loan (costs)	(1,328)		(703)
	_________		_________
Net Loans	$ 316,062		$ 279,053
	=======		=======

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2002

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$ 47,291	$ 12,931	$ 9,468	$ 89,877	$ 159,567
Commercial	48,579	29,077	579	2,188	80,423
Construction	6,787	2,171	0	0	8,958

Non-mortgage loans :
Commercial	20,474	26,544	383	1,134	48,535
Consumer and other	1,160	19,741	8,690	44,677	74,268
	________	________	________	________	________
Total loans	$ 124,291	$ 90,464	$ 19,120	$ 137,876	$ 371,751
	=======	=======	=======	=======	=======

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	202,291
Floating or adjustable rate
due after one year	45,169
	________
Total due after 1 year:	247,460
	=======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

	June 30,	June 30,	June 30,	June 30,	June 30,
	2002	2001	2000	1999	1998
Average net loans outstanding during the period (1)	$ 370,195	$ 381,922	$ 353,142	$ 294,207	$ 237,791
	=======	=======	=======	=======	=======
Net loans at end of period (1)	$ 371,138	$ 376,705	$ 378,326	$ 316,062	$ 279,053
	=======	=======	=======	=======	=======
Allowance at beginning of period	$ 3,778	$ 3,498	$ 2,924	$ 2,978	$ 2,742

Loans charged-off during the period:
Residential real estate	69	27	81	232	196
Commercial real estate	413	0	46	26	432
Commercial	200	69	10	272	42
Consumer and other	650	648	627	396	115
	_________	_________	_________	_________	_________
Total loans charged-off	1,332	744	764	926	785
	_________	_________	_________	_________	_________

Recoveries on loans previously charged-off:
Residential real estate	8	16	14	12	87
Commercial real estate	39	29	64	109	83
Commercial	60	120	108	20	87
Consumer and other	101	78	80	121	58
	_________	_________	_________	_________	_________
Total recoveries	208	243	266	262	315
	_________	_________	_________	_________	_________

Net loans charged off during the period	1,124	501	498	664	470
Provision for loan losses	842	781	1,072	610	706
	_________	_________	_________	_________	_________
Allowance at end of period	$ 3,496	$ 3,778	$ 3,498	$ 2,924	$ 2,978
	=======	=======	=======	=======	=======

Ratio of net charge-offs to average
loans outstanding	0.30%	0.13%	0.14%	0.23%	0.20%

Allowance as a percentage of total loans	0.94%	0.99%	0.92%	0.93%	1.07%

Allowance as a percentage of non-
performing and non-accrual loans	298.55%	104.11%	296.94%	255.59%	132.47%

(1) Excludes loans held for sale.

The allowance for loan losses as a percentage of loans decreased in 2002 due to lower loan delinquencies, a reduction in non-performing loans, and a lower volume of internally classified loans as of June 30, 2002. The same measure declined in years
1998 to 2000 and was attribrutable to the pace of loan growth. Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics. Page 70
Table 7
Northeast Bancorp Consolidated
Allocation of Allowance for Loan Losses
($ in thousands)

	June 30, 2002		June 30, 2001		June 30, 2000
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses
Residential real estate	$ 387	42.92%	$ 437	49.25%	$ 405	51.24%
Commercial real estate	1,122	21.63%	929	18.16%	799	16.33%
Construction	55	2.41%	0	1.29%	0	1.95%
Commercial	977	13.06%	620	12.03%	412	10.95%
Consumer	911	19.98%	1,356	19.27%	1,244	19.53%
Unallocated	44	0.00%	436	0.00%	638	0.00%
	_________	_________	_________	_________	_________	_________
Total	$ 3,496	100.00%	$ 3,778	100.00%	$ 3,498	100.00%
	=======	=======	=======	=======	=======	=======

	June 30, 1999		June 30, 1998
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses
Residential real estate	$ 378	57.37%	$ 352	61.10%
Commercial real estate	882	17.45%	762	16.73%
Construction	0	0.53%	0	0.75%
Commercial	508	10.91%	582	9.58%
Consumer	497	13.74%	380	11.84%
Unallocated	659	0.00%	902	0.00%
	_________	_________	_________	_________
Total	$ 2,924	100.00%	$ 2,978	100.00%
	=======	=======	=======	=======

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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	At June 30,
	2002	2001	2000	1999	1998
Non-accrual loans:
Residential real estate	$ 486	$ 577	$ 191	$ 235	$ 640
Commercial real estate	254	1,635	650	595	317
Commercial loans	183	483	80	0	468
Consumer and other	161	390	185	197	0
	_________	_________	_________	_________	_________
Total non-accrual loans	1,084	3,085	1,106	1,027	1,425
Accruing loans contractually past
due 90 days or more	87	544	72	117	823
	_________	_________	_________	_________	_________
Total non-performing loans	1,171	3,629	1,178	1,144	2,248
Acquired assets	587	385	278	194	350
	_________	_________	_________	_________	_________
Total non-performing assets	$ 1,758	$ 4,014	$ 1,456	$ 1,338	$ 2,598
	=======	=======	=======	=======	=======
Non-performing loans to total loans	0.31%	0.96%	0.31%	0.36%	0.80%
Non-performing assets to total assets	0.40%	0.93%	0.34%	0.37%	0.81%

As of June 30, 2002, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in Note 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

	June 30, 2002			June 30, 2001			June 30, 2000
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits
Average deposits:

Non-interest bearing demand deposits	$ 26,826	0.00%	9.07%	$ 25,440	0.00%	9.46%	$ 22,109	0.00%	9.31%
Regular savings	20,501	1.79%	6.93%	20,970	2.31%	7.80%	20,391	2.42%	8.58%
NOW and money market	62,619	2.38%	21.17%	36,159	2.89%	13.45%	37,908	2.79%	15.96%
Time deposits	185,806	4.94%	62.83%	186,260	6.21%	69.29%	157,164	5.59%	66.15%
	________	_____	_______	________	_____	_______	________	_____	_______
Total average deposits	$ 295,752	3.73%	100.00%	$ 268,829	4.87%	100.00%	$ 237,572	4.35%	100.00%
	======	====	=====	======	====	=====	======	====	=====

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
As of June 30, 2002
($ in thousands)

Balance

3 months or less	$ 565
Over 3 through 6 months	980
Over 6 through 12 months	5,690
Over 12 months	24,188
_________
Total Time Deposits $100,000 & Over	$ 31,423
=======

Table 11
Northeast Bancorp
Repurchase Agreements
($ in thousands)

	For Years ended June 30,
	2002		2001		2000
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 8,872	1.15%	$ 8,819	2.66%	$ 13,110	4.18%

Average outstanding during year	9,858	1.46%	13,573	3.98%	13,768	4.14%

Maximum Outstanding at any month end	14,816		16,109		18,675

These borrowings, which were scheduled to mature next business day, were collateralized by GNMA and FHLMC securities with the market value of $16,950,000 and amortized cost of $16,548,000 at June 30, 2002, a market value of
$14,211,000 and amortized cost of $14,388,000 at June 30, 2001, and a market value of $17,006,000 and amortized cost of $17,877,000 at June 30, 2000. Securities sold under these agreements were under the control for the Company during 2002, 2001 and 2000.

Table 12
Northeast Bancorp
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years ended June 30,
	2002		2001		2000
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 9,478	4.22%	$ 38,105	5.18%	$ 91,580	6.54%

Average outstanding during year	11,100	5.08%	65,019	6.22%	76,132	5.69%

Maximum outstanding at any month end	30,488		88,574		109,500

This table shows the Federal Home Loan Bank Advances the Company had due to mature in one year or less as of
June 30, 2002, 2001 and 2000.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
As of June 30, 2002
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest-earning assets:
Investment securities	$ 6,310	$ 7,222	$ 18,908	$ 32,440	7.80%
FHLB stock	--	--	6,645	6,645	1.60%
Short -term investments (1)	5,017	--	--	5,017	1.21%

Mortgage loans:
Residential real estate:
Fixed rate loans	38	2,610	99,345	101,993	24.53%
Variable loans	47,253	10,321	--	57,574	13.84%
Commercial real estate	48,579	29,077	2,767	80,423	19.34%
Construction	6,787	2,171	--	8,958	2.15%
Other Loans:
Commercial	20,474	26,544	1,517	48,535	11.67%
Consumer and other	1,160	19,741	53,367	74,268	17.86%
	__________	__________	__________	__________	__________
Total loans	124,291	90,464	156,996	371,751	89.39%
	__________	__________	__________	__________	__________
Total interest-earning assets	$ 135,618	$ 97,686	$ 182,549	$ 415,853	100.00%
	========	========	========	========	========

Interest-bearing liabilities:
Customer deposits:
NOW accounts	62,469	--	--	62,469	16.57%
Money market accounts	15,880	--	--	15,880	4.21%
Regular savings	23,021	--	--	23,021	6.11%
Certificates of deposit	105,631	67,588	356	173,575	46.05%
	__________	__________	__________	__________	__________
Total customer deposits	207,001	67,588	356	274,945	72.94%
Borrowings:
Repurchase agreements	8,872	--	--	8,872	2.35%
Other borrowings	9,479	61,478	15,000	85,957	22.81%
Junior subordinated debentures	--	--	7,173	7,173	1.90%
	__________	__________	__________	__________	__________
Total borrowings	18,351	61,478	22,173	102,002	27.06%
	__________	__________	__________	__________	__________
Total interest-bearing liabilities	$ 225,352	$ 129,066	$ 22,529	$ 376,947	100.00%
	__________	__________	__________	__________
	__________	__________	__________	__________
Interest sensitivity gap	$ (89,734)	$ (31,380)	$ 160,020	$ 38,906
	========	========	========	========
	__________	__________	__________	__________
Cumulative gap	$ (89,734)	$ (121,114)	$ 38,906	$ 38,906
	========	========	========	========
	__________	__________	__________	__________
Cumulative gap ratio	60.18%	65.83%	110.32%	110.32%
	========	========	========	========
	__________	__________	__________	__________
Cumulative gap as a percentage of total assets	-20.29%	-27.39%	8.80%	8.80%
	========	========	========	========

(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest - bearing liabilities at June 30, 2002.

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

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2001	2001	2002	2002
Interest Income
Interest on loans	$ 7,999,536	$ 7,663,289	$ 6,986,374	$ 7,002,543
Interest & dividends on investments
& available for sale securities	487,474	458,538	506,644	559,705
	___________	___________	___________	___________
Total interest and dividend income	8,487,010	8,121,827	7,493,018	7,562,248
	___________	___________	___________	___________

Interest expense
Interest on deposits	3,181,049	2,874,682	2,538,863	2,434,557
Interest on repurchase agreements	61,708	38,218	21,141	23,211
Interest on borrowings	1,443,299	1,274,207	1,198,453	1,202,430
Interest on trust preferred securities	176,520	176,520	176,520	176,520
	___________	___________	___________	___________
Total interest expense	4,862,576	4,363,627	3,934,977	3,836,718
	___________	___________	___________	___________

Net interest income	3,624,434	3,758,200	3,558,041	3,725,530
Provision for loan losses	210,323	210,693	210,670	210,415
	___________	___________	___________	___________

Net interest income after provision for
loan losses	3,414,111	3,547,507	3,347,371	3,515,115

Securities transactions	11,036	35,046	360,219	140,801
Other operating income	869,034	985,866	890,236	930,228
Other operating expense	2,848,283	3,006,261	3,122,565	3,169,217
	___________	___________	___________	___________

Income before income taxes	1,445,898	1,562,158	1,475,261	1,416,927
Income tax expense	503,537	543,795	511,564	488,729
	___________	___________	___________	___________
Net income	$ 942,361	$ 1,018,363	$ 963,697	$ 928,198
	========	========	========	========

Earnings per share:
Basic	$ 0.37	$ 0.40	$ 0.37	$ 0.35
Diluted	$ 0.36	$ 0.38	$ 0.36	$ 0.34

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2000	2000	2001	2001
Interest Income
Interest on loans	$ 8,515,449	$ 8,603,316	$ 8,261,777	$ 8,049,562
Interest & dividends on investments
& available for sale securities	615,849	629,189	597,993	526,796
	___________	___________	___________	___________
Total interest and dividend income	9,131,298	9,232,505	8,859,770	8,576,358
	___________	___________	___________	___________

Interest expense
Interest on deposits	3,277,801	3,336,040	3,277,403	3,202,440
Interest on repurchase agreements	128,602	154,607	150,376	106,245
Interest on borrowings	1,972,441	1,998,747	1,829,317	1,613,594
Interest on trust preferred securities	176,520	176,520	176,520	176,520
	___________	___________	___________	___________
Total interest expense	5,555,364	5,665,914	5,433,616	5,098,799
	___________	___________	___________	___________

Net interest income	3,575,934	3,566,591	3,426,154	3,477,559
Provision for loan losses	195,511	195,542	194,614	195,180
	___________	___________	___________	___________

Net interest income after provision for
loan losses	3,380,423	3,371,049	3,231,540	3,282,379

Securities transactions	20,904	42,674	38,187	45,977
Other operating income	624,158	607,597	850,127	852,079
Other operating expense	2,666,390	2,622,741	2,700,851	2,985,282
	___________	___________	___________	___________

Income before income taxes	1,359,095	1,398,579	1,419,003	1,195,153
Income tax expense	475,822	490,005	487,314	434,788
	___________	___________	___________	___________
Net income	$ 883,273	$ 908,574	$ 931,689	$ 760,365
	========	========	========	========

Earnings per share:
Basic	$ 0.33	$ 0.34	$ 0.35	$ 0.29
Diluted	$ 0.33	$ 0.34	$ 0.35	$ 0.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

PART III
Item 10.	Directors and Executive Officers of the Registrant.

Information relating to the name of each nominee or director of the Company, that person's age, positions and offices with the Company, business and principal occupations, directorships in other public experience companies, and service on the Company's board of directors set forth under the caption "Election of Directors" in the definitive 2002 proxy statement of the Company to be furnished to shareholders in connection with the Company's Annual Meeting to be held on November 12, 2002 (the "2002 Proxy Statement"), and information set forth under the subcaption "Section 16 Ownership Requirements" relating to Section 16 matters, is incorporated herein by reference. Information required by this Item 10 regarding the executive officers of the Company is set forth in Part I, Item 4A of this Form 10-K.

Item 11.	Executive Compensation

Information with respect to current renumeration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors", "Compensation of Executive Officers", "Compensation Committee Interlocks and Insider Participation", and "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is, to the extent such information as required by Item 402 of Regulation S-K, hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security ownership information required by Item 403 of Regulation S-K relating to directors and named executive officers of the company, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in the 2002 Proxy Statement is hereby incorporated herein by reference.

(b)

The following table provided information about the common stock of Northeast Bancorp that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-averaged exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column) (c)
Equity compensation plans approved by security holders (1)	151,500	11.30	175,600
Equity compensation plan not approved by securities holders	0 __________________	0 __________________	0 __________________
Total (2)	151,500 ================	11.30 ================	175,600 ================

  Includes stock options granted or available under the following shareholder approved plans: 388,000 (the "Plans").
  The Plans provide for a proportionate adjustment to the number of shares reserved thereunder in the event of any stock split, stock dividend, reclassification, or similar event.

Item 13.	Certain Relationships and Related Transactions

Information regarding transactions and relationships between the Company and its directors and executive officers under the headings "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participations" in the 2002 Proxy Statement is, to the extent such information as required by Item 404 of Regulation S-K, hereby incorporated herein by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2002 and 2001.
Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000.
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000.
(b)	Reports on Form 8-K
Not applicable.
(c)	Exhibits
The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.
2.1

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Northeast Bancorp's Current Report on Form 8-K dated May 4, 1994.

2.2

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Northeast Bancorp's Current Report on Form 8-K dated May 4, 1994.

2.3

Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc Bank and Trust Company, incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission.

3.1

Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (No.333-31797) filed with the Securities and Exchange Commission.

3.2

Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to amendment No.1 to Northeast Bancorp's Registration Statement on Form S-4 (No.333-31797) filed with the Securities and Exchange Commission.

4.1

Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.

4.2

Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement of Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.

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

10.2*

1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.3*

1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992.

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21.
23	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23.
*

Management or compensation plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

With the exception of the information expressly incorporated herein by reference, the Company's 2002 Proxy Statement for the 2002 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 20, 2002	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 20, 2002
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 20, 2002
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 20, 2002
/s/ Judith W. Kelly Judith W. Kelly	Director	September 20, 2002
/s/ Philip C. Jackson Philip C. Jackson	Director Vice President	September 20, 2002
/s/ Ronald C. Kendall Ronald C. Kendall	Director	September 20, 2002
/s/ John Rosmarin John Rosmarin	Director	September 20, 2002
/s/ John Schiavi John Schiavi	Director	September 20, 2002
/s/ John W. Trinward, DMD John W. Trinward, DMD	Chairman of the Board	September 20, 2002
/s/ Stephen W. Wight Stephen W. Wight	Director	September 20, 2002
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 20, 2002
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2002

I, James D. Delamater, certify that:

  I have received this annual report on Form 10-K of Northeast Bancorp;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

Dated: September 20, 2002                                                    /s/ James D. Delamater

                                                                                                  James D. Delamater

                                                                                                  President and CEO

                                                                                                  (Principal Executive Officer)

I, Robert S. Johnson, certify that:

  I have received this annual report on Form 10-K of Northeast Bancorp;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     Dated: September 20, 2002                                                    /s/ Robert S. Johnson

                                                                                                       Robert S. Johnson

                                                                                                       Chief Financial Officer

                                                                                                       (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit
2.1

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Bethel Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.1 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994.

2.2

Agreement for the Purchase and Sale of Assets and Assumption of Liabilities dated as of May 4, 1994 between Brunswick Federal Savings Bank and Key Bank of Maine, incorporated by reference to Exhibit 2.2 to Bethel Bancorp's Current Report on Form 8-K dated May 4, 1994.

2.3

Agreement and Plan of Merger dated as of May 9, 1997 by and among Northeast Bancorp, Northeast Bank, FSB and Cushnoc and Trust Company, incorporated by reference to Exhibit 2 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission.

3.1

Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (333-31797) filed with the Securities and Exchange Commission.

3.2

Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to amendment No.1 to Northeast Bancorp's Registration Statement on Form S-4 (No.333-31797) filed with the Securities and Exchange Commission.

4.1

Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.

4.2

Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement of Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission.

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

10.2*

1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.3*

1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992.

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21.
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23.
*	Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 14 (c) of Form 10-K.