Form 10-Q
period 2002-09-30
NORTHEAST BANCORP /ME/
filed 2002-11-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	September 30, 2002

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 08, 2002, the registrant had outstanding 2,647,466 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets September 30, 2002 and June 30, 2002
Consolidated Statements of Income Three Months ended September 30, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows Three Months ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2002	2002
	________________	________________
Assets
Cash and due from banks	$ 9,563,120	$ 14,343,009
Interest bearing deposits	620,136	674,083
Federal Home Loan Bank overnight deposits	15,946,000	3,732,000
Available for sale securities	19,541,947	32,440,386
Loans held for sale	1,382,650	611,210

Loans	384,327,484	374,634,119
Less allowance for loan losses	3,650,000	3,496,000
	_______________	_______________
Net loans	380,677,484	371,138,119

Premises and equipment, net	4,099,552	4,150,197
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	444,061	586,642
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,421,479 at
09/30/02 and $1,355,010 at 6/30/02	783,250	849,718
Other assets	15,872,856	6,638,156
	_______________	_______________
Total Assets	$ 455,983,453	$ 442,215,917
	===============	===============

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 314,848,335	$ 303,197,646
Securities Sold Under Repurchase Agreements	10,376,032	8,871,642
Advances from the Federal Home Loan Bank	85,205,572	85,956,608
Other Liabilities	2,807,617	2,286,232
	_______________	_______________
Total Liabilities	413,237,556	400,312,128

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,649,212 and 2,647,712 shares outstanding
at 09/30/02 and 06/30/02, respectively	2,786,095	2,786,095
Additional paid in capital	10,376,842	10,374,285
Retained earnings	23,443,882	22,748,760
Accumulated other comprehensive income	310,148	178,162
	_______________	_______________
	36,916,967	36,087,302
	_______________	_______________
Treasury Stock at cost, 136,883 and 138,383 shares at 09/30/02 and
6/30/02, respectively.	(1,344,068)	(1,356,511)
	_______________	_______________
Total Shareholders' Equity	35,572,899	34,730,791
	_______________	_______________
Total Liabilities and Shareholder' Equity	$ 455,983,453	$ 442,215,917
	===============	===============

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2002	2001
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 30,364	$ 68,073
Interest on Loans & Loans held for sale	7,014,612	7,999,536
Interest on available for sale securities	329,993	321,212
Dividends on Federal Home Loan Bank stock	62,804	93,787
Other Interest Income	2,807	4,402
	_________________	_________________
Total Interest and Dividend Income	7,440,580	8,487,010

Interest Expense:
Deposits	2,279,131	3,181,049
Repurchase agreements	26,134	61,708
Trust preferred securities	176,520	176,520
Other borrowings	1,210,089	1,443,299
	_________________	_________________
Total Interest Expense	3,691,874	4,862,576
	_________________	_________________

Net Interest Income	3,748,706	3,624,434
Provision for loan losses	225,476	210,323
	_________________	_________________
Net interest income after Provision for Loan Losses	3,523,230	3,414,111

Other Income:
Service charges	353,252	373,840
Net securities gains	182,850	11,036
Net gain on sale of loans	118,551	178,003
Investment/Insurance commissions	297,090	273,066
Other	82,330	44,125
	_________________	_________________
Total Other Income	1,034,073	880,070

Other Expenses:
Salaries and employee benefits	1,785,327	1,504,306
Net occupancy expense	269,008	198,696
Equipment expense	212,062	180,462
Intangible assets amortization	66,468	43,071
Other	843,019	921,748
	_________________	_________________
Total Other Expenses	3,175,884	2,848,283
	_________________	_________________

Income Before Income Taxes	1,381,419	1,445,898
Income tax expense	474,480	503,537
	_________________	_________________
Net Income	$ 906,939	$ 942,361
	=================	=================
Earnings Per Common Share
Basic	$ .34	$ 0.37
Diluted	$ .34	$ 0.36

Net interest margin	3.57%	3.49%
Net interest spread	3.12%	2.91%
Return on average assets (annualized)	0.83%	0.87%
Return on average equity (annualized)	10.23%	12.04%
Efficiency ratio	66%	63%

Page 5
NOTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2002 and 2001
	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2001	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the three months ended 9/30/01	-	-	942,361	-	-	942,361
Adjustment of net unrealized loss/gain for Securities available for sale	-	-	-	320,762	-	320,762 ____________
Total Comprehensive income	-	-	-	-	-	1,263,123

Treasury stock purchased	-	-	-	-	-	-
Dividends on common stock at $0.06 per share	-	-	(160,903)	-	-	(160,903)
Common stock issued in connection with employee benefit and stock option plans	- ____________	1,781 ____________	- ____________	- ____________	50,000 ____________	51,781 ____________
Balance at September 30, 2001	$ 2,786,095 ==========	$ 10,268,848 ==========	$ 20,326,329 ==========	$ 143,043 ==========	$ (1,925,297) ==========	$ 31,599,018 ==========

Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the three months ended 9/30/02	-	-	906,939	-	-	906,939
Adjustment of net unrealized loss/gain for Securities available for sale	-	-	-	131,986	-	131,986 ____________
Total Comprehensive income	-	-	-	-	-	1,038,925

Dividends on common stock at $0.08 per share	-	-	(211,817)	-	-	(211,817)

Common stock issued in connection with employee benefit and stock option plans	- ____________	2,557 ____________	- ____________	- ____________	12,443 ____________	15,000 ____________
Balance at September 30, 2002	$ 2,786,095	$ 10,376,842	$ 23,443,882	$ 310,148	$ (1,344,068)	$ 35,572,899
	==========	==========	==========	===========	==========	==========

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2002	2001
	___________________	___________________
Cash provided by operating activities	$ 777,206	$ 1,119,298

Cash flows from investing activities:
Available for sale securities purchased	(152,089)	(436,747)
Available for sale securities matured	1,125,807	1,623,007
Available for sale securities sold	10,198,300	22,287
Net change in loans	(9,936,624)	3,161,400
Net capital expenditures	(86,173)	(11,592)
Proceeds from sale of acquired assets	390,510	275,024
Real estate held for investment sold	-	45,893
Bank ownd life insurance purchased	(7,143,999)	-
	________________	________________
Net cash (used) provided by investing activities	(5,604,268)	4,679,272

Cash flows from financing activities:
Net change in deposits	11,650,689	13,758,791
Net change in repurchase agreements	1,504,390	1,184,740
Dividends paid	(211,817)	(160,903)
Proceeds from stock issuance	15,000	51,781
Net decrease in advances from Federal Home Loan Bank of Boston	(751,036)	(18,832,400)
	________________	________________
Net cash provided (used in) in financing activities	12,207,226	(3,997,991)
	________________	________________

Net increase in cash and cash equivalents	7,380,164	1,800,579

Cash and cash equivalents, beginning of period	18,749,092	14,188,265
	________________	________________
Cash and cash equivalents, end of period	$ 26,129,256	$ 15,988,844
	================	================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains, net of tax, on
available for sale securities	131,986	320,762
Net transfer from loans to acquired assets	253,929	214,780

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	-	-
Interest paid	3,682,709	4,905,242

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2002 included in the company's Annual Report on Form 10-K.

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

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2002	June 30, 2002
Residential real estate	160,130,838	$ 159,566,886
Commercial real estate	81,283,681	80,423,303
Construction	9,365,193	8,958,052
Commercial	53,675,103	48,535,162
Consumer & Other	76,979,043 ______________	74,267,760 ______________
Total	381,433,858	371,751,163
Net Deferred Costs	2,893,626 ______________	2,882,956 ______________
Net Loans	$ 384,327,484 ============	$ 374,634,119 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

Three Months Ended September 30,
	2002 _______________	2001 _______________
Balance at beginning of year	$ 3,496,000	$ 3,778,000
Add provision charged to operations	225,476	210,323
Recoveries on loans previously charge off	114,833 _______________	48,691 _______________
	3,836,309	4,037,014
Less loans charged off	186,309 _______________	219,014 _______________
Balance at end of period	$ 3,650,000 =============	$ 3,818,000 =============

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:

	September 30, 2002 _________________________		June 30, 2002 _________________________
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ --	$ --	$ 12,088,598	$ 12,176,875
Corporate bonds	149,951	149,274	149,938	154,125
Mortgage-backed securities	17,322,669	18,140,559	18,448,558	18,912,078
Equity securities	1,599,405 ___________	1,252,114 ___________	1,483,350 ___________	1,197,308 ___________
	$ 19,072,025 ===========	$ 19,541,947 ==========	$ 32,170,444 ==========	$ 32,440,386 ==========
	Cost ___________	Market Value ___________	Cost ___________	Market Value ___________
Due in one year or less	$ --	$ --	$ 5,082,410	$ 5,113,281
Due after one year through five years	149,951	149,274	7,156,126	7,217,719
Mortgage-backed securities (including securities with interest rates ranging from 5.5% to 9.0% maturing September 2003 to November 2029)	17,322,669	18,140,559	18,448,558	18,912,078
Equity securities	1,599,405 ___________	1,252,114 ___________	1,483,350 ___________	1,197,308 ___________
	$ 19,072,025 ==========	$ 19,541,947 ==========	$ 32,170,444 ==========	$ 32,440,386 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	September 30, 2002	June 30, 2002
Demand	$ 30,076,783	$ 28,252,757
NOW	80,196,054	62,468,856
Money Market	15,769,633	15,879,962
Regular Savings	22,296,420	23,021,132
Brokered Deposits	20,843,316	24,463,179
Certificates of Deposit	145,666,129 _____________	149,111,760 _____________
Total Deposits	$ 314,848,335 ============	$ 303,197,646 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2002 ________________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Periods Ending September 30, _____________________
$ 6,463,976	4.34% - 6.67%	2003
28,900,155	3.98% - 6.07%	2004
30,841,441	3.11% - 6.79%	2005
1,000,000	5.55%	2006
3,000,000	3.56%	2007
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 85,205,572 =================

June 30, 2002 _______________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Fiscal Years Ending June 30, _____________________
$ 9,478,495	1.84% - 6.64%	2003
17,478,113	4.78% - 6.67%	2004
17,000,000	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
$ 85,956,608 =================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") its primary regulator. We conduct business from our headquarters in Auburn, Maine and, as of September 30, 2002, from 13 banking offices all located in Western and South-central Maine. At September 30, 2002, we had consolidated assets of $456 million and consolidated shareholders' equity of $35.6 million.

Northeast Bancorp's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, the Company's results of operations are primarily dependent on the results of operations of the Bank. The Bank has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Richmond, and South Paris, Maine. The Bank's wholly owned subsidiary Northeast Financial Services, Inc. recently relocated its principal offices from Fundy Road to US Route 1 in Falmouth, Maine. From this location, loan applications are accepted and investment, insurance and financial planning products and services are offered. Kendall Insurance, an insurance agency which is a division of Northeast Financial Services, Inc., offers property and casualty insurance products from a facility in Bethel, Maine. On November 4, 2002 the Bank opened a new branch in Portland, Maine, its 14th banking office, which is a commercial banking center.

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

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2002 and 2001 and the financial condition at June 30, 2002 and September 30, 2002 . This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2002 for discussion of the critical accounting policies of the Company.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial condition and future prospects, loan loss reserve adequacy, simulation of changes in interest rates, prospective results of operations, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". Such forward-looking statements reflect the current view of management and are based on information currently available to them, and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief with respect there to, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors. Accordingly, actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. A more detailed description of potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements is set forth in Part 1, Item 1 of the Company's Form 10-K for the fiscal year ended June 30, 2002 under the heading "Forward Looking Statements" and is incorporated herein by reference.

Results of Operations

The Company reported net income of $906,939, or $0.34 per diluted share for the quarter ended September 30, 2002 compared with $942,361, or $0.36 per diluted share for the quarter ended September 30, 2001, a decrease of $35,422 or 3.8%. Non-interest expense increased $327,601, or 11.5%. This increase in non-interest expense was partially offset by a $124,272 increase in net interest income, $154,003 increase in non-interest income and $29,057 decrease in income tax expense. The provision for loan loss increased $15,153. Salaries and employee benefits had the most significant impact on non-interest expense primarily due to an increase of 17 full-time equivalent employees compared to the quarter ended September 30, 2001. The additional employees were for the new Commercial Loan Origination division, Kendall Insurance, and staff to support the increased levels of originations of commercial, mortgage and consumer loans.

Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense incurred on liabilities such as deposits, securities sold under repurchase agreements, and borrowings. It continues to be our largest revenue source. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Net interest income for the three months ended September 30, 2002 increased $124,272 compared to the same period in 2001 while the net interest margin increased to 3.57% from 3.49% for the respective periods. Average earning assets increased $3,964,000 for the three months ended September 30, 2002 compared to September 30, 2001. The increase in net interest income was due to the decreasing rates incurred on interest-bearing liabilities, lower volume of funds borrowed, and an increase in average investments. Interest rate declines on interest-earning assets partially offset the overall lower cost of deposits and borrowings. The rate decreases reflect the interest rate cuts by the Open Market Committee of the Federal Reserve during 2001. Average loans as a percentage of average earning assets was 90.7% and 91.7% for the quarters ended September 30, 2002 and 2001, respectively. Average loans declined slightly compared to September 30, 2001 due to continuing sales of new residential real estate loan originations. The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume _____________	Rate _____________	Total _____________
Investments	$ 49,255	$ (71,457)	$ (22,202)
Loans, net	(7,189)	(977,735)	(984,924)
FHLB & Other Deposits	1,617 _____________	(40,921) _____________	(39,304) _____________
Total Interest-earnings Assets	43,683	(1,090,113)	(1,046,430)

Deposits	(127,835)	(774,083)	(901,918)
Repurchases Agreements	148	(35,722)	(35,574)
Borrowings	(209,144) _____________	(24,066) _____________	(233,210) _____________
Total Interest-bearing Liabilities	(336,831) _____________	(833,871) _____________	(1,170,702) _____________
Net Interest Income	$ 380,514 ============	$ (256,242) ============	$ 124,272 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of the savings and loan activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has shifted to a slightly asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of increasing rates.

Approximately 45% of the Bank's loan portfolio is comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the quarter ended September 30, 2002 was $225,476, an increase of $15,153 from $210,323 for the quarter ended September 30, 2001. Net charge-offs amounted to $71,476 for the three months ended September 30, 2002 compared to $170,923 for the same period in 2001. The Bank experienced continued loan growth in the commercial real estate and commercial loans during the quarter ended September 30, 2002. Increases in the provision reflect loan mix shift to loans with a higher risk profile, the economic slowdown and an uncertain economic climate. This provision increased the allowance as a percentage of outstanding loans to 0.95% compared to 0.94% at June 30, 2002.

Total other income was $1,034,073 for the three months ended September 30, 2002, an increase of $154,003 from the three months ended September 30, 2001. This increase was due to $171,814 higher net securities gains, $24,024 higher investment and insurance commissions, and $38,205 higher trust and other income partially offset by $20,588 lower service charges and $59,452 lower net gain on the sale of loans. The higher net securities gains were realized from the sale of government agency securities. Kendall Insurance division operations for the three months ended September 30, 2002 accounted for the higher investments and insurance commissions. Higher trust revenue from increased volume of assets accounts for the higher other income. Lower service charges were primarily from lower loan related fees and charges. In the three months ended September 30, 2001, the Bank sold auto loans. No such sales occurred in the quarter ended September 30, 2002 accounting for the decrease in the net gain on the sale of loans from 2001 to 2002.

Other expense for the three months ended September 30, 2002 was $3,175,884 an increase of $327,601 from $2,848,283 for the three months ended September 30, 2001. This increase was primarily due to increased salaries and employee benefits of $281,021. The  reason for the increase in this expense was due to the addition of 17 full-time equivalents for the new staff of the Commercial Loan Originators and Kendall Insurance divisions added in early calendar 2002 as well as hiring staff generally to support increased commercial, mortgage and deposit volume. Higher investment commissions and group medical expense also contributed to the increased salary and employee benefit expense. Net occupancy expense increased $70,312 for the quarter ended September 30, 2002 as compared to the prior year. This increase was attributable to additional leased space for new divisions and staff, repairs and maintenance expenses to office and branch facilities owned by the Bank, and annual common charges. Equipment expense increased $31,600 for the three months ended September 30, 2002 as compared to the prior year. This increase was due to higher software and computer equipment depreciation and maintenance contract expenses. Intangible asset amortization increased $23,397 for the three months ended September 30, 2002 as compared to the prior year. The amortization of non-compete and customer list intangibles acquired in the purchase of Kendall Insurance accounts for this increased expense. Other expense decreased $78,729 for the three months ended September 30, 2002 as compared to the prior year. This decrease was due to lower other-than-temporary write downs on equity securities in 2002.

The efficiency ratio was 66% and 63% for the three months ended September 30, 2002 and 2001, respectively.

The Company's income tax expense decreased by $29,057 for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The decrease in income tax expense was due to lower earnings before tax.

Financial Condition

Our consolidated assets amounted to $455,983,453 and $442,215,917 as of September 30, 2002 and June 30, 2002, respectively, an increase of $13,767,536, or 3%. This increase in assets was due primarily to an increase in FHLB overnight deposits funded with short-term increases in NOW account balances of approximately $18 million, which occurred during the last three business days of September 2002. On September 30, 2002, these excess funds were partially offset by the purchase of approximately $7 million in Bank-owned life insurance ("BOLI") on the lives of certain employees of the Bank and its wholly owned subsidiary Northeast Financial Services, Inc. Total average assets were $438,678,000 for the three months ended September 30, 2002. Total shareholders' equity was $35,572,899 and $34,730,791 at September 30, 2002 and June 30, 2002, respectively.

The investment portfolio was $19,541,947 as of September 30, 2002, a decrease of $12,898,439, or 40%, from $32,440,386 as of June 30, 2002. The decrease was due to the liquidation of government agency securities primarily to fund the growth in loans during the three months ended September 30, 2002, and the BOLI purchase on September 30, 2002. The investment portfolio consists of mortgage-backed securities, corporate bonds, and equity securities. Funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $23,816,000 for the quarter ended September 30, 2002 as compared to $19,698,000 for the quarter ended September 30, 2001, an increase of $4,118,000 or 21%. The average investment portfolio increase of $4,118,000 as of September 30, 2002 was due to the purchase of short-term government agency securities using the funds generated by the Express Gold NOW deposit account in excess of new loans and payoff of FHLB borrowings at maturity.

The Company's investment portfolio is classified as available for sale at September 30, 2002 and June 30, 2002. Debt and equity securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2002 was $19,072,025 and $19,541,947, respectively. The difference between the carrying value and the cost of the securities of $469,922 was primarily attributable to the increase in the market value of mortgage-backed securities due to decreasing interest rates. The net unrealized gain on mortgage-backed securities was $817,213 and the net unrealized loss on equity securities was $347,291 at September 30, 2002. Substantially all of the mortgage-backed securities are high-grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory and intends to hold these securities for the foreseeable future. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been other than temporary declines in values of individual equity securities in the amount of $36,034. A substantial portion of this write-down was attributable to three securities for which the recent financial performance had deteriorated. Such securities have been written down and are included in other expenses in the statement of income for the three months ended September 30, 2002. Management also plans to hold the equity securities for the foreseeable future because we believe that the decline in equity values is due to overall downturn in market conditions, but the underlying companies are viable and well managed.

Total loans of $384,327,484 as of September 30, 2002 increased $9,693,365, or 3%, from $374,634,119 as of June 30, 2002. Compared to June 30, 2002, all loan portfolios increased, but the significant changes were a $5,139,941, or 11%, increase in commercial loans and a $2,711,283, or 4%, increase in consumer loans. The increase in commercial loans was due to new opportunities with small businesses within our market areas. The increase in consumer loans was due to indirect recreational vehicle, indirect auto loans, and personal loans. These loan portfolios contain elements of credit and interest rate risk. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased slightly, $563,952, over June 30, 2002. Residential real estate loans originated for portfolio and commercial 1 to 4 family loans more than offset the continuing high prepayments experienced on the purchased loans attributable to high levels of refinancing in a low interest rate environment. The total loan portfolio averaged $380,758,431 for the quarter ended September 30, 2002, a decrease of $342,774, or less than 1%, from the quarter ended September 30, 2001.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of September 30, 2002 has changed slightly with increases in commercial real estate and commercial loans when compared to June 30, 2002. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of owner-occupied residential loans as a percentage of total loans were 43%, 44% and 49% as of September 30, 2002, June 30, 2002, and September 30, 2001, respectively. The variable rate product as a percentage of total residential real estate loans was 37%, 35% and 33% for the same periods, respectively. Variable rate residential loans have increased when compared to the prior year due to the prepayment and sale of fixed rate loans. Management will continue to pursue its strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We continue to sell all 30-year, fixed-rate residential real estate loans into the secondary market. All new 15 year fixed-rate and adjustable loans are originated for our portfolio. Average residential real estate mortgages (including residential real estate loans held for sale) of $163,987,402 for the three months ended September 30, 2002 decreased $23,018,175, or 12%, from the three months ended September 30, 2001. The decrease was due to increased refinancing activity and prepayment in a low interest rate environment combined with our policy to sell 30 year fixed rate residential real estate loans into the secondary market

Commercial real estate loans as a percentage of total loans were 23%, 23% and 19% as of September 30, 2002, June 30, 2002 and September 30, 2001, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 92%, 93% and 91% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $87,612,301 for the three months ended September 30, 2002 increased $15,557,261, or 22%, from the same period in 2001. The increase in commercial real estate loans was due to market share increases in its existing business markets.

Commercial loans as a percentage of total loans were 14%, 13%, and 12% as of September 30, 2002, June 30, 2002 and September 30, 2001, respectively. The variable rate products as a percentage of total commercial loans was 55%, 53%, and 53% for the same periods respectively. The repayment ability of commercial loans customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $51,228,663 for the three months ended September 30, 2002 increased $5,327,856, or 12%, from the same period in 2001.

Consumer and other loans as a percentage of total loans were 20% for the periods ended September 30, 2002, June 30, 2002, and September 30, 2001. Indirect recreational vehicle and mobile home loans comprise approximately 65% of the total consumer loans. Indirect auto loans account for 22% of total consumer loans. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. These loans also have credit risk. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $77,930,065 and $76,139,781 for the three months ended September 30, 2002 and 2001, respectively. The $1,790,284, or 2%, increase was due to increased indirect recreational vehicle lending.

The Bank's allowance for loan losses was $3,650,000 as of September 30, 2002 as compared to $3,496,000 as of June 30, 2002, representing 0.95% and 0.94% of total loans, respectively. The Bank had non-performing loans totaling $1,551,000 and $1,171,000 at September 30, 2002 and June 30, 2002, respectively, or 0.40% and 0.31% of total loans, respectively. The Bank's allowance for loan losses was equal to 235% and 299% of the total non-performing loans at September 30, 2002 and June 30, 2002, respectively.

The following table represents the Bank's non-performing loans as of September 30, 2002 and June 30, 2002, respectively:

Description	September 30, 2002	June 30,2002
Residential Real Estate	$ 463,000	$ 486,000
Commercial Real Estate	453,000	330,000
Commercial Loans	287,000	183,000
Consumer and Other	348,000 ____________	172,000 ____________
Total non-performing	$ 1,551,000 ===========	$ 1,171,000 ===========

At September 30, 2002, the Bank had $100,000 in loans classified substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $100,000 when compared to the $0 at June 30, 2002. The Bank's delinquent loans, as a percentage of total loans, decreased during the September 30, 2002 quarter. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

09-30-02	06-30-02	03-31-02	12-31-01
0.92%	1.03%	0.88%	1.51%

At September 30, 2002, loans classified as non-performing included approximately $204,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.86% as of September 30, 2002.

The level of the allowance for loan losses, as a percentage of total loans, increased slightly to 0.95% at September 30, 2002 compared to 0.94% at June 30, 2002. Management has increased the provision reflecting the change in the loan portfolio mix to loans with more credit risk.

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

Management believes that the allowance for loan losses is adequate considering the increasing mix of commercial and consumer loans, the slight increase in non-performing loans, the decrease in loan delinquency, the decline in net charge offs and the upward trend in the ratio of the allowance for loan losses to total loans. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was in June, 2002. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

At September 30, 2002, the Company had acquired assets of $444,061, a decrease of $142,581 compared to June 30, 2002. The decrease is net of additions of $253,929, dispositions of $390,510 and provision to the allowance for losses of $6,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $17,157 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Other assets increased by $9,234,700 from June 30, 2002 to September 30, 2002. The increase was primarily due to the BOLI purchase of $7,143,999 and funds due from broker for an agency security that traded, but did not settle, on September 30, 2002. The BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at September 30, 2002. It provides a means to finance increasing employee benefits. The increases in cash surrender value will be recognized in non-interest income and are not subject to income taxes. Borrowing or surrendering the policy will subject the Bank to income tax expense and income tax penalties on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset.

Capital Resources and Liquidity

The Bank continues to attract new local deposit relationships. As alternative sources of funds, the Bank utilizes brokered certificates of deposit ("CD's") and FHLB advances when their respective interest rates are less than the interest rates on local market deposits. Brokered CD's carry the same risk as local deposit CD's, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Brokered CD's are used to supplement the growth in earning assets. FHLB advances are also used to fund short-term liquidity demands.

Total deposits of $314,848,335 as of September 30, 2002 were an increase of $11,650,689, or 4%, from $303,197,646 as of June 30, 2002. Demand deposits and NOW accounts increased $1,824,026 and $17,727,198, respectively, for the quarter. Brokered and regular certificates of deposits decreased during the same period by $7,065,494. Money market and regular savings accounts decreased respectively by $110,329 and $724,712. The increase in NOW accounts was due primarily to approximately $18 million in deposits during the last three business days of September. NOW account balances decreased to normalized levels by October 3, 2002. The decrease in brokered and regular certificates of deposit reflects continuing competitive pressure from other financial institutions and customers seeking the best rates offered. Management changed its pricing strategy in June 2002 moving offered certificate of deposit rates to the middle of the market from near the top. For the three months ended September 30, 2002, total average deposits decreased $8,296,407, or 6%, to $299,055,712 from $307,352,199 for the three months ended June 30, 2002.

Total average deposits of $299,055,712 for the three months ended September 30, 2002 increased $17,436,733 from the average for the three months ended September 30, 2001. The increase in total average deposits compared to September 30, 2001 is net of a $43,930,583, or 50%, increase in demand deposit, NOW, money market and regular savings accounts partially offset by a $7,768,715, or 26%, decrease in brokered certificates of deposit and an $18,725,135 or 11%, decrease in regular certificates of deposit. The increase in transaction accounts resulted from the bank's promotion of Express Gold, a NOW account with tiered interest rates, to attract core deposits, accounting for $31,495,406 of the transaction account increase. This promotion also encouraged the shift from certificates of deposit to transaction accounts. The Express Gold tiered rates are at market levels. Money market account balances increased transaction accounts by $9,091,271 due to the introduction of the Maximum Return Sweep to commercial customers in the spring of 2002. The decrease in bank certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers. At September 30, 2002, brokered certificates of deposit were $20,843,316, decreased by $3,619,863, or 15%, compared to the $24,463,179 balance as of June 30, 2002. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Securities sold under repurchase agreements were $10,376,032, an increase of $1,504,390, or 17%, from $8,871,642 as of June 30, 2002. The increase was attributable to new accounts opened during the quarter. Average securities sold under repurchase agreements were $9,902,772 for the three months ended September 30, 2002, a modest increase of $23,746, or less than 1%, compared to the average for the three months ended September 30, 2001. Repurchase agreements enhance the Bank's ability to attain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $85,205,572, a decrease of $751,036, or 1%, from $85,956,608 as of June 30, 2002. The cash received from the growth in deposits and securities sold under repurchase agreements allowed the Bank to decrease the amount owed to the FHLB by repayment of advances at maturity. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $32,304,000 over and above the September 30, 2002 advances. Residential and certain commercial real estate loans, certain investment securities, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, borrowing capacity at the Federal Home Loan Bank, repurchase agreements and brokered deposits. Average advances from the FHLB were $84,583,299 for the three months ended September 30, 2002, a decrease of $13,817,911, or 14%, compared to $98,401,210 average for the same period last year.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and for other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. As of September 30, 2002, the Company had repurchased $1,344,068 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $35,572,899 as of September 30, 2002 as compared to $34,730,791 at June 30, 2002. The increase of $842,108, or 2%, was primarily from net income increasing retained earnings. Book value per common share was $13.43 as of September 30, 2002 as compared to $13.12 at June 30, 2002. The total equity to total assets ratio of the Company was 7.80% as of September 30, 2002 and 7.85% at June 30, 2002.

The Company's net cash provided by operating activities was $777,206 during the three months ended September 30, 2002, which was a $342,092 decrease compared to the same period in 2001. Investing activities were a net use of cash due to new loans, net of prepayments and charge-offs, and purchase of bank owned life insurance exceeding the cash generated by the maturity and sale of available for sale securities during the three months ended September 30, 2002 compared to the same period in 2001. Financing activities provided net cash from the increase in core deposits and securities sold under repurchase agreements compared the same period in 2001, net of pay down of advances from the Federal Home Loan Bank of Boston. Overall, the Company's cash position increased by $7,380,164 during the three months ended September 30, 2002.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2002, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2002, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of September 30, 2002:
Tier 1 (Core) capital (to risk weighted assets)	$39,125	11.47%	$13,649	4.00%	$20,474	6.00%
Tier 1 (Core) capital (to total assets)	$39,125	8.63%	$18,134	4.00%	$22,666	5.00%
Total Capital (to risk weighted assets)	$41,342	12.12%	$27,298	8.00%	$34,123	10.00%

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

Commitments outstanding as of September 30, 2002 for residential real estate, commercial real estate, and commercial loans totaled $17,594,000. Unused lines of credit from commercial, construction, and home equity lines of credit totaled $34,846,000. The loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2002. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 2002.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's President and Chief Executive Officer, and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures (as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure the disclosure of material information relating to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None.
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	List of Exhibits:
	Exhibits No.	Description
	11	Statement regarding computation of per share earnings.
(b)	Reports on Form 8- K

On September 27, 2002, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-K for the fiscal year ended June 30, 2002. The combined certificate of the Chief Executive Officer and Chief financial Officer was filed therewith as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2002	NORTHEAST BANCORP
By: /s/ James D. Delamater _______________________ James D. Delamater President and CEO
By: /s/ Robert S. Johnson ________________________ Robert S. Johnson Chief Financial Officer

CERTIFICATIONS

I, James D. Delamater, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northeast Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
By:	/s/ James D. Delamater
James D. Delamater
President and CEO
(Principal Executive Officer)

I, Robert S. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northeast Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer
(Principal Financial Officer)

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings