Form 10-Q
period 2002-12-31
NORTHEAST BANCORP /ME/
filed 2003-02-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	December 31, 2002

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes__ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2003, the registrant had outstanding 2,645,868 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets December 31, 2002 and June 30, 2002
Consolidated Statements of Income Three Months ended December 31, 2002 and 2001
Consolidated Statements of Income Six Months ended December 31, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows Six Months ended December 31, 2002 and 2001
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2002	2002
	________________	________________
Assets
Cash and due from banks	$ 10,076,902	$ 14,343,009
Interest bearing deposits	628,478	674,083
Federal Home Loan Bank overnight deposits	-	3,732,000
Available for sale securities	20,080,991	32,440,386
Loans held for sale	2,473,472	611,210

Loans	391,736,655	374,634,119
Less allowance for loan losses	3,799,000	3,496,000
	________________	________________
Net loans	387,937,655	371,138,119

Premises and equipment, net	4,217,043	4,150,197
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	538,875	586,642
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,487,946 at
12/31/02 and $1,355,010 at 6/30/02	716,782	849,718
Bank Owned Life Insurance	7,096,710	-
Other assets	7,032,706	6,638,156
	________________	________________
Total Assets	$ 447,852,011	$ 442,215,917
	==============	==============

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 301,816,591	$ 303,197,646
Securities Sold Under Repurchase Agreements	10,036,056	8,871,642
Advances from the Federal Home Loan Bank	90,284,622	85,956,608
Other Liabilities	2,445,214	2,286,232
	________________	________________
Total Liabilities	404,582,483	400,312,128

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,645,868 and 2,647,712 shares outstanding
at 12/31/02 and 06/30/02, respectively	2,786,095	2,786,095
Additional paid in capital	10,376,842	10,374,285
Retained earnings	24,143,928	22,748,760
Accumulated other comprehensive income	179,455	178,162
	________________	________________
	37,486,320	36,087,302
	________________	________________
Treasury Stock at cost, 140,227 and 138,383 shares at 12/31/02 and
6/30/02, respectively.	(1,389,790)	(1,356,511)
	________________	________________
Total Shareholders' Equity	36,096,530	34,730,791
	________________	________________
Total Liabilities and Shareholder' Equity	$ 447,852,011	$ 442,215,917
	==============	==============

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
	_______________	_______________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 1,786	$ 65,459
Interest on Loans & Loans held for sale	6,972,980	7,663,289
Interest on available for sale securities	282,754	315,020
Dividends on Federal Home Loan Bank stock	58,617	75,365
Other Interest Income	1,781	2,694
	_______________	_______________
Total Interest and Dividend Income	7,317,918	8,121,827

Interest Expense:
Deposits	2,096,200	2,874,682
Repurchase agreements	28,141	38,218
Trust preferred securities	176,520	176,520
Other borrowings	1,211,778	1,274,207
	_______________	_______________
Total Interest Expense	3,512,639	4,363,627
	_______________	_______________

Net Interest Income	3,805,279	3,758,200
Provision for loan losses	465,082	210,693
	_______________	_______________
Net interest income after Provision for Loan Losses	3,340,197	3,547,507

Non-interest Income:
Service charges	346,525	363,796
Net securities gains	250,054	35,046
Net gain on trading activities	2,447	-
Net gain on sale of loans	260,183	198,460
Investment/Insurance commissions	410,214	373,821
Boli cash surrender value	103,284	-
Other	73,145	49,789
	_______________	_______________
Total Non-interest Income	1,445,852	1,020,912

Non-interest Expenses:
Salaries and employee benefits	1,918,789	1,667,538
Net occupancy expense	294,070	221,330
Equipment expense	244,183	228,136
Intangible assets amortization	66,468	43,071
Other	922,303	846,186
	_______________	_______________
Total Non-interest Expenses	3,445,813	3,006,261
	_______________	_______________

Income Before Income Taxes	1,340,236	1,562,158
Income tax expense	428,253	543,795
	_______________	_______________
Net Income	$ 911,983	$ 1,018,363
	=============	=============
Earnings Per Common Share
Basic	$ 0.34	$ 0.40
Diluted	$ 0.34	$ 0.39

Net interest margin	3.65%	3.59%
Net interest spread	3.27%	3.08%
Return on average assets (annualized)	0.82%	0.94%
Return on average equity (annualized)	10.10%	12.59%
Efficiency ratio	66%	63%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2002	2001
	_______________	_______________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 32,150	$ 133,532
Interest on loans & Loans held for sale	13,987,593	15,662,825
Interest on available for sale securities	612,746	636,232
Dividends on Federal Home Loan Bank stock	121,421	169,153
Other Interest Income	4,588	7,095
	______________	______________
Total Interest and Dividend Income	14,758,498	16,608,837

Interest Expense:
Deposits	4,375,330	6,055,731
Repurchase agreements	54,275	99,925
Trust preferred securities	353,041	353,041
Other borrowings	2,421,867	2,717,506
	______________	______________
Total Interest Expense	7,204,513	9,226,203
	______________	______________

Net Interest Income	7,553,985	7,382,634
Provision for loan losses	690,558	421,016
	______________	______________
Net interest income after Provision for Loan Losses	6,863,427	6,961,618

Other Non-interest Income:
Service charges	699,778	737,636
Net securities gains	432,903	46,083
Net gain on trading activities	2,447	-
Net gain on sale of loans	378,734	376,464
Investment/Insurance commissions	707,305	646,887
Boli cash surrender value	103,284	-
Other	155,474	94,047
	______________	______________
Total Other Non-interest Income	2,479,925	1,901,117

Other Non-interest Expenses:
Salaries and employee benefits	3,704,116	3,171,843
Net occupancy expense	563,079	420,026
Equipment expense	452,745	408,598
Intangible asset amortization	132,936	86,142
Other	1,768,822	1,768,069
	______________	______________
Total Other Non-interest Expenses	6,621,698	5,854,678
	______________	______________

Income Before Income Taxes	2,721,654	3,008,057
Income tax expense	902,733	1,047,332
	______________	______________
Net Income	$ 1,818,921	$ 1,960,725
	=============	=============
Earnings Per Common Share
Basic	$ 0.69	$ 0.76
Diluted	$ 0.68	$ 0.75

Net interest margin	3.61%	3.54%
Net interest spread	3.20%	3.00%
Return on average assets (annualized)	0.82%	0.90%
Return on average equity (annualized)	10.17%	12.32%
Efficiency ratio	66%	63%

Page 6
NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2002 and 2001 (Unaudited)
	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2001	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the six months ended 12/31/01	-	-	1,960,725	-	-	1,960,725
Adjustment of net unrealized loss/gain for Securities available for sale	-	-	-	208,268	-	208,268 ___________
Total Comprehensive income	-	-	-	-	-	2,168,993

Treasury stock purchased	-	-	-	-	(16,981)	(16,981)
Dividends on common stock at $0.125 per share	-	-	(322,104)	-	-	(322,104)
Common stock issued in connection with employee benefit and stock option plans	- ___________	1,818 ___________	- ___________	- ___________	50,080 ___________	51,898 ___________
Balance at December 31, 2001	$ 2,786,095 ==========	$ 10,268,885 ==========	$ 21,183,492 ==========	$ 30,549 ===========	$ (1,942,198) ==========	$ 32,326,823 ==========

Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the six months ended 12/31/02	-	-	1,818,921	-	-	1,818,921
Adjustment of net unrealized loss/gain for Securities available for sale	-	-	-	1,293	-	1,293 ___________
Total Comprehensive income	-	-	-	-	-	1,820,214

Dividends on common stock at $0.16 per share	-	-	(423,753)	-	-	(423,755)
Treasury stock purchased					(45,722)	(45,722)
Common stock issued in connection with employee benefit and stock option plans	- ___________	2,557 ___________	- ___________	- ___________	12,443 ___________	15,000 ___________
Balance at December 31, 2002	$ 2,786,095	$ 10,376,842	$ 24,143,928	$ 179,455	$ (1,389,790)	$ 36,096,530
	==========	==========	==========	===========	==========	==========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2002	2001
	_______________	_______________
Cash provided by operating activities	$ 291,545	$ 2,366,725

Cash flows from investing activities:
Available for sale securities purchased	(10,049,855)	(5,603,855)
Available for sale securities matured	2,756,983	2,999,406
Available for sale securities sold	19,948,092	191,839
Net change in loans	(17,846,991)	7,454,844
Net capital expenditures	(352,267)	(337,259)
Proceeds from sale of acquired assets	658,082	488,637
Real estate held for investment sold	37,800	61,416
Bank ownd life insurance purchased	(7,143,999)	-
	_______________	_______________
Net cash (used) provided by investing activities	(11,992,155)	5,255,028

Cash flows from financing activities:
Net change in deposits	(1,381,055)	25,677,253
Net change in repurchase agreements	1,164,414	2,154,962
Dividends paid	(423,753)	(322,104)
Proceeds from stock issuance	15,000	51,898
Treasury stock buyback	(45,722)	(16,981)
Net increase (decrease) in advances from Federal Home Loan Bank of Boston	4,328,014	(23,574,632)
	_______________	_______________
Net cash provided in financing activities	3,656,898	3,970,396
	_______________	_______________

Net (decrease) increase in cash and cash equivalents	(8,043,712)	11,592,149

Cash and cash equivalents, beginning of period	18,749,092	14,188,265
	_______________	_______________
Cash and cash equivalents, end of period	$ 10,705,380	$ 25,780,414
	=============	=============

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains, net of tax,
on available for sale securities	1,293	208,268
Net transfer from loans to acquired assets	639,315	516,885

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	848,000	860,000
Interest paid	7,188,098	9,279,347

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2002 included in the company's Annual Report on Form 10-K.

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

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2002	June 30, 2002
Residential real estate	$ 157,135,191	$ 159,566,886
Commercial real estate	91,973,242	80,423,303
Construction	7,540,054	8,958,052
Commercial	55,038,819	48,535,162
Consumer & Other	77,271,533 _____________	74,267,760 _____________
Total	388,958,839	371,751,163
Net Deferred Costs	2,777,816 _____________	2,882,956 _____________
Net Loans	$ 391,736,655 ============	$ 374,634,119 ============

4. Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six Months Ended December 31,
	2002	2001
Balance at beginning of year	$ 3,496,000	$ 3,778,000
Add provision charged to operations	690,558	421,016
Recoveries on loans previously charge off	210,427 ______________	113,117 ______________
	4,396,985	4,312,133
Less loans charged off	597,985 ______________	514,633 ______________
Balance at end of period	$ 3,799,000 =============	$ 3,797,500 =============

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	December 31, 2002 ___________________________		June 30, 2002 ___________________________
	Cost _____________	Market Value _____________	Cost _____________	Market Value _____________
Debt securities issued by the U.S. treasury and other U.S. Government corporations and agencies	$ --	$ --	$ 12,088,598	$ 12,176,875
Corporate bonds	610,275	640,328	149,938	154,125
Mortgage-backed securities	17,637,105	18,137,045	18,448,558	18,912,078
Equity securities	1,561,709 ____________	1,303,618 ___________	1,483,350 ___________	1,197,308 ___________
	$ 19,809,089 ===========	$ 20,080,991 ==========	$ 32,170,444 ==========	$ 32,440,386 ==========
	December 31, 2002 ___________________________		June 30, 2002 ___________________________
	Cost _____________	Market Value _____________	Cost _____________	Market Value _____________
Due in one year or less	$ 149,964	$ 150,328	$ 5,082,410	$ 5,113,281
Due after one year through five years	460,311	490,000	7,156,126	7,217,719
Mortgage-backed securities (including securities with interest rates ranging from 4.5% to 8.5% maturing February 2005 to September 2032)	17,637,105	18,137,045	18,448,558	18,912,078
Equity securities	1,561,709 ___________	1,303,618 ___________	1,483,350 ___________	1,197,308 ___________
	$ 19,809,089 ==========	$ 20,080,991 ==========	$ 32,170,444 ==========	$ 32,440,386 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	December 31, 2002 _________________	June 30, 2002 _________________
Demand	$ 28,991,807	$ 28,252,757
NOW	65,318,875	62,468,856
Money Market	18,192,129	15,879,962
Regular Savings	22,362,082	23,021,132
Brokered Deposits	21,945,109	24,463,179
Certificates of Deposit	145,006,589 _____________	149,111,760 _____________
Total Deposits	$ 301,816,591 ============	$ 303,197,646 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2002 ________________________________________________________________________
Principal Amounts ___________________	Interest Rates __________________________	Maturity Dates For Periods Ending December 31, ______________________
$ 20,067,827	1.54% - 6.67%	2003
16,616,285	3.98% - 5.55%	2004
30,600,510	3.11% - 6.79%	2005
1,000,000	5.55%	2006
7,000,000	2.83% - 3.56%	2007
8,000,000	5.59% - 5.68%	2008
7,000,000 ________________	4.50% - 4.99%	2011
$ 90,284,622 ==============

June 30, 2002 _____________________________________________________________________
Principal Amounts ___________________	Interest Rates _________________________	Maturity Dates For Fiscal Years Ending June 30, _____________________
$ 9,478,495	1.84% - 6.64%	2003
17,478,113	4.78% - 6.67%	2004
17,000,000	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 __________________	4.50% - 4.99%	2011
$ 85,956,608 ================

8. Stock Option Plans

Northeast Bancorp grants options only to employees of the Company, "incentive stock options", and grants other options to employees and non-employee directors, "nonqualified stock options". All options granted under these plans are required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Under Accounting Principle Board Opinion No. 25, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. The options vest immediately upon being granted.

The Company had elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. A weighted average fair value of $4.21 per option was determined for the fiscal year ended June 30, 2002. The assumptions for option-pricing model are detailed in Note 15 of the June 30, 2002 consolidated financial statements. No options have been granted for the current fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and six months ended December 31, 2002 and 2001 would have been the amounts shown below.
	For the Three Months Ended December 31		For the Six Months Ended December 31
	2002	2001	2002	2001
Net Income as reported	$ 911,983	$ 1,018,363	$ 1,818,921	$ 1,960,725
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	- ___________	(2,737) ___________	- ___________	(139,562) ___________
Pro forma net income	$ 911,983 ========	$ 1,015,626 ========	$ 1,818,921 ========	$ 1,821,163 ========

Earnings per share
Basic - as reported	$ 0.34	$ 0.40	$ 0.69	$ 0.76
Basic - pro forma	$ 0.34	$ 0.39	$ 0.69	$ 0.71

Diluted - as reported	$ 0.34	$ 0.39	$ 0.68	$ 0.75
Diluted - pro forma	$ 0.34	$ 0.39	$ 0.68	$ 0.69

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") its primary regulator. We conduct business from our headquarters in Auburn, Maine and, as of December 31, 2002, from 14 banking offices all located in Western and South-central Maine. At December 31, 2002, we had consolidated assets of $448 million and consolidated shareholders' equity of $36.1 million.

Northeast Bancorp's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, the Company's results of operations are primarily dependent on the results of operations of the Bank. The Bank has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Richmond, and South Paris, Maine. The Bank also has a commercial banking center located in Portland, Maine. The Bank has a wholly owned subsidiary Northeast Financial Services, Inc., which maintains its principal offices on US Route 1 in Falmouth, Maine. From this location, loan applications are accepted and investment, insurance and financial planning products and services are offered. Kendall Insurance, an insurance agency which is a division of Northeast Financial Services, Inc., offers property and casualty insurance products from a facility in Bethel, Maine.

The Bank's strategy is to continue to expand its commercial loan business, increase its line of financial products and services, and expand its market area. This strategy is designed to increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. Substantially all of the Bank's current income and services are derived from banking products and services in Maine.

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2002 and 2001 and the financial condition at December 31, 2002 and June 30, 2002. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2002 for discussion of the critical accounting policies of the Company.

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

Results of Operations

The Company reported net income of $911,983 or $0.34 per diluted share for the three months ended December 31, 2002 compared with $1,018,363, or $0.39 per diluted share for the three months ended December 31, 2001, a decrease of $106,380 or 10.4%. Net interest income improved $47,079, or 1%, primarily from improved net interest margin. Non-interest income improved $424,940, or 42%, from increased investment and insurance commissions, increased cash surrender value of bank owned life insurance, increased in gain on the sale of residential loans, and increased net securities gains. The provision for loan losses increased $254,389, or 121%, compared to the three months ended December 31, 2001, to reflect the increasing mix of commercial real estate and commercial loans in the Bank's loan portfolio and replenish the allowance for loan losses from high net charge offs. Non-interest expense increased $439,552, or 14.6%. The higher non-interest expense resulted from adding a new commercial loan brokerage division and expanding the insurance division through the acquisition of Kendall Insurance by Northeast Financial Services, adding a new call center to Northeast Bank and opening a new commercial banking center in Portland. Also, staff was added to support record volumes of residential real estate and commercial loans. Full-time equivalent staff increased by 22 as of the quarter ended December 31, 2002 compared to the same period last year.

Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense incurred on liabilities such as deposits, securities sold under repurchase agreements, and borrowings. This continues to be our largest revenue source. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Net interest income for the three months ended December 31, 2002 increased $47,079 compared to the same period in 2001. Net interest margin increased to 3.65% from 3.59% for the respective periods. Average earning assets increased $1,519,000 for the three months ended December 31, 2002 compared to December 31, 2001. The increase in net interest income was due to the decreasing rates incurred on interest-bearing liabilities, slightly lower volume of funds borrowed, and an increase in average investments. Interest rate declines on interest-earning assets partially offset the overall lower cost of deposits and borrowings. The rate decreases reflect the interest rate cuts by the Open Market Committee of the Federal Reserve during 2001 and 2002. Average loans as a percentage of average earning assets was 92% and 91% for the quarters ended December 31, 2002 and 2001, respectively. Average loans increased $5,557,000, or 1.5%, compared to December 31, 2001 due to continuing commercial real estate, commercial and consumer loan originations.

The provision for loan losses for the three months ended December 31, 2002 was $465,082, an increase of $254,389 from $210,693 for the three months ended December 31, 2001. Net charge-offs amounted to $316,082 for the three months ended December 31, 2002 compared to $241,193 for the same period in 2001. The Bank experienced continued loan growth in the commercial real estate and commercial loans during the quarter ended December 31, 2002. Increases in the provision for loan losses replenish the allowance for loan losses for the high level of net charge offs and was also needed to address a shift in loan mix to loans with a higher risk profile, the economic slowdown and an uncertain economic climate. The allowance as a percentage of outstanding loans increased to 0.97% compared to 0.94% at June 30, 2002.

Total non-interest income was $1,445,852 for the three months ended December 31, 2002, an increase of $424,940 from the three months ended December 31, 2001. This increase was due to $217,455 higher net securities and trading gains, $61,723 higher gains on sale of residential real estate loans, $36,393 higher investment and insurance commissions, $103,284 increase in the cash surrender value of bank owned life insurance (BOLI), and $23,356 other non-interest income partially offset by $6,861 lower other service charges to customers and $10,410 lower loan and loan service fees. See Financial Condition for further discussion of BOLI. The higher net securities gains were realized from the sale of mortgage-backed securities. Kendall Insurance division accounted for the higher investment and insurance commissions for the three months ended December 31, 2002. Higher trust revenue was realized from increased volume of assets and gains from the sale of real estate held for development accounts for the higher other income. Lower other service charges to customers were primarily from the loss of off-balance sheet sweep account fees on non-bank products caused by the introduction of a new on-balance sheet sweep account product. Lower loan servicing fees were due to increased amortization of mortgage servicing rights caused by residential loan prepayments.

Total non-interest expense for the three months ended December 31, 2002 was $3,445,813 an increase of $439,552 from $3,006,261 for the three months ended December 31, 2001. This increase was primarily due to increased salaries and employee benefits of $251,251. The reason for the increase in this expense was due to the addition of 22 full-time equivalent employees comprised of new staff for the commercial loan brokerage and Kendall Insurance divisions added in early calendar 2002, hiring staff for a new call center and to support increased commercial and residential real estate loan volume. Higher investment division commissions and group medical expense also contributed to the increased salary and employee benefit expense. Net occupancy expense increased $72,740 for the quarter ended December 31, 2002 as compared to the prior year. This increase was attributable to additional leased space for new divisions and staff, and repairs and maintenance expenses to office and branch facilities owned by the Bank. Equipment expense increased $16,047 for the three months ended December 31, 2002 as compared to the prior year. This increase was due to higher software and computer equipment maintenance contract expenses and moving and storage expenses. Intangible asset amortization increased $23,397 for the three months ended December 31, 2002 as compared to the prior year from the amortization of non-compete and customer list intangibles acquired in the purchase of Kendall Insurance. Other expense increased $76,117 for the three months ended December 31, 2002 as compared to the prior year due to higher electronic banking and outsourced cash management expenses, and increased accrued expenses for acquired asset liquidation expense and potential deposit related loss.

The efficiency ratio was 66% and 63% for the three months ended December 31, 2002 and 2001, respectively. The increase in the efficiency ration was primarily from growth in total non-interest expenses.

The Company's income tax expense decreased by $115,542 for the three months ended December 31, 2002 when compared to the three months ended December 31, 2001. The decrease in income tax expense was due to lower earnings before tax and the exclusion of the increase in BOLI cash surrender value from taxable income.

Net income for the six months ended December 31, 2002 was $1,818,921, or $0.68 per diluted share, a decrease of $141,804 from the $1,960,725, or $0.75 per diluted share for the six months ended December 31, 2001. Net interest margin increased 7 basis points contributing to the $171,351, or 2%, increase in net interest income for the six months ended December 31, 2002. The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume	Rate	Total
Investments	$ 54,118	$ (125,336)	$ (71,218)
Loans, net	226,225	(1,901,457)	(1,675,232)
FHLB & Other Deposits	(59,948) _____________	(43,941) _____________	(103,889) _____________
Total Interest-earnings Assets	220,395	(2,070,734)	(1,850,339)

Deposits	(216,615)	(1,463,786)	(1,680,401)
Repurchases Agreements	(2,079)	(43,571)	(45,650)
Borrowings	(233,887) _____________	(61,752) _____________	(295,639) _____________
Total Interest-bearing Liabilities	(452,581) _____________	(1,569,109) _____________	(2,021,690) _____________
Net Interest Income	$ 672,976 ============	$ (501,625) ============	$ 171,351 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of the savings and loan activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has shifted to an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of increasing interest rates.

As of December 31, 2002 and 2001, 47% and 39%, respectively, of the Bank's loan portfolio was comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the six months ended December 31, 2002 increased $269,542, or 64%, over the same period last year due to higher mix of commercial real estate and commercial loans outstanding, an increase of 22% from the same period last year.

Non-interest income was $2,479,925 for the six months ended December 31, 2002 compared to $1,901,117 for the six months ended December 31, 2001. The non-interest income increase of $578,808, or 30%, was primarily due to increased net securities gains of $386,820, increased investment and insurance commissions of $60,418, increased BOLI cash surrender value of $103,284 and increased other non-interest income of $61,427 from higher trust fees and real estate development income.

Non-interest expense was $6,621,698 for the six months ended December 31, 2002 compared to $5,854,678 for the six months ended December 31, 2001. The increase of $767,020, or 13%, was due primarily to increased salary and employee benefits. For the six months ended December 31, 2002 salary and employee benefits increased $532,273, or 17%, compared to the same period last year. This increase includes the salary and benefits for 22 staff additions in the commercial loan originator division, insurance divisions and customer call center as well as increased salaries on investment division commissions received as compared to the same period last year. Net occupancy expense increased $143,053, or 34% compared to the six months ended December 31, 2001 primarily from new leased space for the above staff additions, the new commercial banking center opened in Portland and building repair and maintenance expense. Equipment expense increased $44,147, or 11%, from increased software maintenance contract expense, equipment expense, and moving and storage expense. Intangible amortization increased $46,794, or 54%, from the additional amortization of the non-compete agreement and customer list intangibles from the purchase of Kendall Insurance in 2002. Other non-interest expense increased slightly due to the decreased other than temporary declines in fair value of securities write-downs almost offsetting increased expenses for professional fees, REO expense, business property insurance premiums, outsourced transaction charges, supplies and telephone expenses.

Financial Condition

Our consolidated assets amounted to $447,852,011 and $442,215,917 as of December 31, 2002 and June 30, 2002, respectively, an increase of $5,636,094, or 1%. This increase in assets was due primarily to an increase in loans funded from: (a) liquidation of the overnight deposit, (b) liquidation of available for sale securities (government agencies and mortgage backed securities), and (c) short-term FHLB advances. Part of the liquidation of available for sale securities was used to fund the purchase of approximately $7 million in bank-owned life insurance ("BOLI") on the lives of certain employees of the Bank and its wholly owned subsidiary Northeast Financial Services, Inc. on September 30, 2002. Total average assets were $441,176,000 for the six months ended December 31, 2002. Total stockholders' equity was $36,096,529 and $34,730,791 at December 31, 2002 and June 30, 2002, respectively.

The investment portfolio was $20,080,991 as of December 31, 2002, a decrease of $12,359,395, or 38%, from $32,440,386 as of June 30, 2002. The decrease was due to the liquidation of government agency securities primarily to fund the growth in loans during the six months ended December 31, 2002, and the BOLI purchase on September 30, 2002. The investment portfolio as of December 31, 2002 consists of mortgage-backed securities, corporate bonds, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $21,839,000 for the six months ended December 31, 2002 as compared to $19,772,000 for the six months ended December 31, 2001, an increase of $2,067,000 or 10%.

The Company's investment portfolio is classified as available for sale at December 31, 2002 and June 30, 2002, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2002 was $19,809,089 and $20,080,991, respectively. The difference between the carrying value and the cost of the securities of $271,902 was primarily attributable to the increase in the market value of mortgage-backed securities due to decreasing interest rates. The net unrealized gain on mortgage-backed securities and corporate bonds was $529,993 and the net unrealized loss on equity securities was $258,091 at December 31, 2002. Substantially all of the mortgage-backed securities are high-grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been other than temporary declines in values of individual equity securities in the amount of $44,137 for the six months ended December 31, 2002. A substantial portion of this write-down was attributable to four securities for which the recent financial performance had deteriorated. Such securities have been written down and the write-downs are included in other expenses in the statement of income for the six months ended December 31, 2002. Management also plans to hold the equity securities for the foreseeable future because we believe that the decline in equity values is due to overall downturn in market conditions, but the underlying companies are viable and well managed.

Total loans of $391,736,655 as of December 31, 2002 increased $17,102,536 or 5%, from $374,634,119 as of June 30, 2002. Compared to June 30, 2002, commercial real estate, commercial loan, and consumer loan portfolios increased and residential real estate and construction loans declined. Aggregate commercial real estate and commercial loans increased $18,053,596, or 14%, compared to June 30, 2002. The increase in commercial loans was due to new opportunities with small businesses within our market areas. Compared to the same period, consumer loans increased $3,003,773, or 4%. The increase in consumer loans was due to indirect recreational vehicle, indirect auto loans, and personal loans. These loan portfolios contain elements of credit and interest rate risk. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, decreased by $2,431,695, or 2% compared to June 30, 2002. The continuing high prepayments experienced on purchased and portfolio residential real estate loans is attributable to high levels of refinancing in a low interest rate environment and more than offset the increase in commercial 1 to 4 family loans. The total loan portfolio averaged $387,608,853 for the quarter ended December 31, 2002, an increase of $14,139,499, or 4%, from the quarter ended December 31, 2001

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of December 31, 2002 has changed with increases in commercial real estate and commercial loans when compared to June 30, 2002. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of owner-occupied residential loans as a percentage of total loans were 40%, 43% and 45% as of December 31, 2002, June 30, 2002, and December 31, 2001, respectively. The variable rate product as a percentage of total residential real estate loans was 40%, 36% and 33% for the same periods, respectively. Variable rate residential loans have increased when compared to the prior year due to the combination of prepayment and sale of fixed rate loans. Management will continue to pursue this strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We continue to sell all 30-year, fixed-rate residential real estate loans into the secondary market. All new 15-year fixed-rate and adjustable rate loans are originated for our portfolio. Average residential real estate mortgages of $158,559,198 for the three months ended December 31, 2002 decreased $15,658,638, or 9%, from the three months ended December 31, 2001. The decrease was due to increased refinancing activity and prepayment in a low interest rate environment combined with our policy to sell 30 year fixed rate residential real estate loans into the secondary market

Commercial real estate loans as a percentage of total loans were 24%, 22% and 20% as of December 31, 2002, June 30, 2002 and December 31, 2001, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 93%, 93% and 91% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $85,858,949 for the three months ended December 31, 2002 increased $14,539,102, or 20%, from the same period in 2001. The increase in commercial real estate loans was due to market share increases in its existing business markets.

Construction loans as a percentage of total loans were 2% as of December 31, 2002, June 30, 2002 and December 31, 2001, respectively. Risk is controlled by limiting disbursements to the percentage of construction completed. The construction progress is verified by an independent consultant or appraiser. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans was 66%, 74%, and 56% for the same periods respectively.

Commercial loans as a percentage of total loans were 14%, 13%, and 13% as of December 31, 2002, June 30, 2002 and December 31, 2001, respectively. The variable rate products as a percentage of total commercial loans were 54%, 53%, and 54% for the same periods respectively. The repayment ability of commercial loans customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $54,696,124 for the three months ended December 31, 2002 increased $7,706,650, or 16%, from the same period in 2001.

Consumer and other loans as a percentage of total loans were 20% for the periods ended December 31, 2002, June 30, 2002, and December 31, 2001. Indirect recreational vehicle and mobile home loans comprise approximately 66% of total consumer loans. Indirect auto loans account for 24% of total consumer loans. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $79,525,995 and $76,172,136 for the three months ended December 31, 2002 and 2001, respectively. The $3,353,859, or 4%, increase was due to increased indirect recreational vehicle lending.

The Bank's allowance for loan losses was $3,799,000 as of December 31, 2002 as compared to $3,496,000 as of June 30, 2002, representing 0.97% and 0.94% of total loans, respectively. The Bank had non-performing loans totaling $1,522,000 and $1,171,000 at December 31, 2002 and June 30, 2002, respectively, or 0.39% and 0.31% of total loans, respectively. The Bank's allowance for loan losses was equal to 250% and 299% of the total non-performing loans at December 31, 2002 and June 30, 2002, respectively.

The following table represents the Bank's non-performing loans as of December 31, 2002 and June 30, 2002, respectively:

Description	December 31, 2002	June 30,2002
Residential Real Estate	$ 260,000	$ 486,000
Commercial Real Estate	363,000	330,000
Commercial Loans	757,000	183,000
Consumer and Other	142,000 ____________	172,000 ____________
Total non-performing	$ 1,522,000 ===========	$ 1,171,000 ===========

Management does not believe that the increase in non-performing commercial loans as of December 31, 2002 was indicative of a trend because a significant portion was brought current or paid down subsequent to quarter end. At December 31, 2002, the Bank had $363,587 in loans classified substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $263,587 when compared to the $100,000 at June 30, 2002. The Bank's delinquent loans, as a percentage of total loans, increased during the December 31, 2002 quarter. This was a seasonal increase in delinquent loans, a similar increase was experienced in the same quarter last year. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

12-31-02	09-30-02	06-30-02	03-31-02
1.41%	0.92%	1.03%	0.88%

At December 31, 2002, loans classified as non-performing included approximately $214,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.37% as of December 31, 2002.

The level of the allowance for loan losses, as a percentage of total loans, increased to 0.97% at December 31, 2002 compared to 0.94% at June 30, 2002. Management has increased the provision to maintain an allowance at a level that management believes is reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the slight increase in non-performing loans, the decrease in net charge offs compared to the six months ended December 31, 2001, internal risk ratings and credit concentrations. The increase in delinquencies was seasonal and consistent with prior year trends.

Provisions for loan losses are based on management's ongoing evaluation of the adequacy of the allowance for loan losses. This evaluation involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. For the six months ended December 31, 2002, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was in June 2002. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

At December 31, 2002, the Company had acquired assets of $538,875 a decrease of $47,767 compared to June 30, 2002. The decrease is net of additions of $639,315 dispositions of $658,082 and provision to the allowance for losses of $29,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $15,505 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at September 30, 2002. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offset all or a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 17.8% of capital and reserves at December 31, 2002.

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

Total deposits of $301,816,591 as of December 31, 2002 decreased $1,381,055, or less than 1%, from $303,197,646 as of June 30, 2002. Demand deposits and NOW accounts increased $739,050 and $2,850,019, respectively, for the six months ended December 31, 2002. Money market accounts increased $2,312,167 for the six months ended December 31, 2002. Regular savings accounts decreased $659,050. Brokered and regular certificates of deposits decreased during the same period by $6,623,241. The increase in money market account balances reflect new accounts opened for the Maximum Return Sweep product sold to commercial customers. The decrease in brokered and regular certificates of deposit reflects continuing competitive pressure from other financial institutions and customers seeking the best rates offered. Management's strategy is to continue offering certificate of deposit rates in the middle of the market, thus reducing the related interest expense as certificates of deposits renew. For the six months ended December 31, 2002, total average deposits increased $12,408,925, or 4%, to $299,607,948 from $287,199,023 for the six months ended December 31, 2001.

Total average deposits of $300,160,183 for the three months ended December 31, 2002 increased $7,378,847 from the average for the three months ended December 31, 2001. The increase in total average deposits compared to December 31, 2001 is net of a $26,994,862, or 25%, increase in demand deposit, NOW, money market and regular savings accounts partially offset by a $12,255,091, or 37%, decrease in brokered certificates of deposit and an $7,360,924 or 11%, decrease in regular certificates of deposit. The increase in transaction accounts resulted from the bank's promotion of Express Gold, a NOW account with tiered interest rates, to attract core deposits, accounting for $11,649,520 of the transaction account increase. This promotion also encouraged the shift from certificates of deposit to transaction accounts. The Express Gold tiered rates are at market levels. Money market account average balances increased transaction accounts by $10,297,041 due to the introduction of the Maximum Return Sweep to commercial customers in the spring of 2002. The decrease in bank certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers and competitive pressure. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

At December 31, 2002, brokered certificates of deposit were $21,945,109, decreased by $2,518,070, or 10%, compared to the $24,463,179 balance as of June 30, 2002.

Securities sold under repurchase agreements were $10,036,056 as of December 31, 2002, an increase of $1,164,414, or 13%, from $8,871,642 as of June 30, 2002. The increase was attributable to new accounts opened during the quarter. Average securities sold under repurchase agreements were $11,322,424 for the three months ended December 31, 2002, a decrease of $484,199, or 4%, compared to the average for the three months ended December 31, 2001. Repurchase agreements enhance the Bank's ability to obtain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $90,284,622 as of December 31, 2002, an increase of $4,328,014, or 5%, from $85,956,608 as of June 30, 2002. The increase in FHLB advances funded increases in loans. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $6,201,378 over and above the December 31, 2002 advances. Residential and certain commercial real estate loans, certain investment securities, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank pledged additional commercial real estate loans subsequent to December 31, 2002 to increase its borrowing capacity. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, borrowing capacity at the Federal Home Loan Bank, repurchase agreements and brokered deposits. Average advances from the FHLB were $86,063,330 for the three months ended December 31, 2002, a decrease of $1,706,785, or 2%, compared to $87,770,115 average for the same period last year.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and for other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. For the six months ended December 31, 2002, 2,385 shares were repurchased. As of December 31, 2002, the Company had repurchased $1,389,790 of its common stock and management believes that the purchase will not have a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $36,096,529 as of December 31, 2002 as compared to $34,730,791 at June 30, 2002. The increase of $1,365,738, or 4%, was primarily from net income increasing retained earnings less dividends paid. Book value per common share was $13.64 as of December 31, 2002 as compared to $13.12 at June 30, 2002. The total equity to total assets ratio of the Company was 8.06% as of December 31, 2002 and 7.85% at June 30, 2002.

The Company's net cash provided by operating activities was $291,545 during the six months ended December 31, 2002, which was a $2,075,180 decrease compared to the same period in 2001. This decrease was primarily due to the origination of loans held for sale. Investing activities were a net use of cash due to new loans and purchase of bank owned life insurance exceeding the cash generated by the maturity and net available for sale securities sold during the six months ended December 31, 2002 compared to the same period in 2001. Financing activities provided net cash from the increase in advances from the Federal Home Loan Bank of Boston compared to the same period in 2001. Overall, the Company's cash position decreased by $8,043,712 during the six months ended December 31, 2002.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2002, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2002, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of December 31, 2002:
Tier 1 (Core) capital to risk weighted assets	$ 39,793	11.42%	$ 13,940	4.00%	$ 20,910	6.00%
Tier 1 (Core) capital to total assets	$ 39,793	8.93%	$ 17,825	4.00%	$ 22,281	5.00%
Total Capital to risk weighted assets	$ 42,186	12.11%	$ 27,879	8.00%	$ 34,849	10.00%

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the growth in the deposit base. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.

Commitments outstanding as of December 31, 2002 for residential real estate, commercial real estate, and commercial loans totaled $21,456,000. Unused lines of credit from commercial, construction, and home equity lines of credit totaled $32,893,000. The loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's President and Chief Executive Officer, and Chief Financial Officer (its principal executive officer and principal financial officer respectively), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures (as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.

Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/12/2002 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 12, 2002, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

		Votes For	Votes Withheld
	John W. Trinward, D.M.D.	2,408,418	9,315
	John B. Bouchard	2,406,218	11,515
	James D. Delamater	2,408,718	9,015
	Ronald J. Goguen	2,405,418	12,315
	Judith W. Kelly	2,408,118	9,615
	Philip Jackson	2,406,218	11,515
	Roland C. Kendall	2,408,485	9,248
	John Rosmarin	2,408,718	9,015
	John Schiavi	2,408,718	9,015
	Stephen W. Wight	2,403,460	14,273
	Dennis A. Wilson	2,408,485	9,248
	Proposal 2 - Ratification of Appointment of Auditors. Proposal to ratify the appointment of Baker Newman & Noyes, Limited Liability Company, as the Company's auditors for the 2003 fiscal year.
	Votes For	Votes Against	Votes Abstain
	2,403,719	2,165	11,849
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	List of Exhibits:
	Exhibits No.	Description
	11	Statement regarding computation of per share earnings.
(b)	Reports on Form 8- K

On November 14, 2002, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the quarter ended September 30, 2002. The certificate of the Chief Executive Officer and Chief financial Officer was filed therewith as Exhibit 99.1 and 99.2 respectively.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 13, 2003	NORTHEAST BANCORP
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

Dated: February 13, 2003

By:	/s/ James D. Delamater
James D. Delamater
President and CEO

CERTIFICATIONS

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

Date: February 13, 2003

By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer
(Principal Financial Officer)

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings