Form 10-Q
period 2003-03-31
NORTHEAST BANCORP /ME/
filed 2003-05-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	March 31, 2003

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2003, the registrant had outstanding 2,646,827 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2003 and June 30, 2002
Consolidated Statements of Income Three Months ended March 31, 2003 and 2002
Consolidated Statements of Income Nine Months ended March 31, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows Nine Months ended March 31, 2003 and 2002
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2003	2002
	____________________	____________________
Assets
Cash and due from banks	$ 12,983,159	$ 14,343,009
Interest bearing deposits	754,336	674,083
Federal Home Loan Bank overnight deposits	17,100,000	3,732,000
Available for sale securities	30,520,526	32,440,386
Loans held for sale	1,918,529	611,210

Loans	383,999,661	374,634,119
Less allowance for loan losses	3,905,000	3,496,000
	____________________	____________________
Net loans	380,094,661	371,138,119

Premises and equipment, net	4,178,144	4,150,197
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	248,280	586,642
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,554,414 at 03/31/03
and $1,355,010 at 6/30/02	650,314	849,718
Bank Owned Life Insurance	7,334,547	-
Other assets	6,879,853	6,638,156
	____________________	____________________
Total Assets	$ 469,714,746	$ 442,215,917
	==================	==================

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 330,477,495	$ 303,197,646
Securities Sold Under Repurchase Agreements	6,621,494	8,871,642
Advances from the Federal Home Loan Bank	86,204,454	85,956,608
Other Liabilities	2,495,164	2,286,232
	____________________	____________________
Total Liabilities	425,798,607	400,312,128

Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998

Shareholders' Equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,645,827 and 2,647,712 shares outstanding
at 03/31/03 and 06/30/02, respectively	2,786,095	2,786,095
Additional paid in capital	10,376,842	10,374,285
Retained earnings	25,008,207	22,748,760
Accumulated other comprehensive income (loss)	(38,213)	178,162
	____________________	____________________
	38,132,931	36,087,302
Treasury Stock at cost, 140,268 and 138,383 shares at 03/31/03 and
6/30/02, respectively.	(1,389,790)	(1,356,511)
	____________________	____________________
Total Shareholders' Equity	36,743,141	34,730,791
	____________________	____________________
Total Liabilities and Shareholders' Equity	$ 469,714,746	$ 442,215,917
	==================	==================

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 13,111	$ 40,658
Interest on Loans & Loans held for sale	6,651,462	6,986,374
Interest on available for sale securities	255,541	401,851
Dividends on Federal Home Loan Bank stock	53,247	61,439
Other Interest Income	2,045	2,696
	___________________	___________________
Total Interest and Dividend Income	6,975,406	7,493,018

Interest Expense:
Deposits	1,960,417	2,538,863
Repurchase agreements	16,881	21,141
Trust preferred securities	176,520	176,520
Other borrowings	1,182,718	1,198,453
	___________________	___________________
Total Interest Expense	3,336,536	3,934,977
	___________________	___________________

Net Interest Income	3,638,870	3,558,041
Provision for loan losses	225,042	210,670
	___________________	___________________
Net interest income after Provision for Loan Losses	3,413,828	3,347,371

Other Income:
Service charges	378,818	365,917
Net securities gains	404,609	360,219
Net loss on trading activities	(3,118)	-
Net gain on sale of loans	232,055	146,920
Investment/Insurance commissions	311,918	299,801
Boli cash surrender value	103,236	-
Other	96,433	77,598
	___________________	___________________
Total Other Income	1,523,951	1,250,455

Other Expenses:
Salaries and employee benefits	1,876,701	1,721,747
Net occupancy expense	322,346	255,162
Equipment expense	222,270	229,153
Intangible assets amortization	66,468	58,669
Other	855,640	857,834
	___________________	___________________
Total Other Expenses	3,343,425	3,122,565
	___________________	___________________

Income Before Income Taxes	1,594,354	1,475,261
Income tax expense	518,328	511,564
	___________________	___________________
Net Income	$ 1,076,026	$ 963,697
	=================	=================
Earnings Per Common Share
Basic	$ 0.41	$ 0.37
Diluted	$ 0.40	$ 0.36

Net interest margin	3.43%	3.39%
Net interest spread	3.08%	2.96%
Return on average assets (annualized)	0.90%	0.89%
Return on average equity (annualized)	11.70%	11.72%
Efficiency ratio	65%	65%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2003	2002
	___________________	___________________
Interest and Dividend Income:
Interest on FHLB overnight deposits	$ 45,261	$ 174,191
Interest on loans & Loans held for sale	20,639,055	22,649,198
Interest on available for sale securities	868,287	1,038,083
Dividends on Federal Home Loan Bank stock	174,668	230,591
Other Interest Income	6,633	9,792
	___________________	___________________
Total Interest and Dividend Income	21,733,904	24,101,855

Interest Expense:
Deposits	6,335,747	8,594,593
Repurchase agreements	71,156	121,067
Trust preferred securities	529,561	529,561
Other borrowings	3,604,586	3,915,959
	___________________	___________________
Total Interest Expense	10,541,050	13,161,180
	___________________	___________________

Net Interest Income	11,192,854	10,940,675
Provision for loan losses	915,599	631,686
	___________________	___________________
Net interest income after Provision for Loan Losses	10,277,255	10,308,989

Other Income:
Service charges	1,078,597	1,103,553
Net securities gains	837,512	406,301
Net loss on trading activities	(671)	-
Net gain on sale of loans	610,788	523,383
Investment/Insurance commissions	1,007,905	946,688
Boli cash surrender value	206,520	-
Other	251,907	171,646
	___________________	___________________
Total Other Income	3,992,558	3,151,571

Other Expenses:
Salaries and employee benefits	5,569,500	4,893,590
Net occupancy expense	885,425	675,188
Equipment expense	675,014	637,752
Intangible assets amortization	199,404	144,811
Other	2,624,462	2,625,901
	___________________	___________________
Total Other Expenses	9,953,805	8,977,242
	___________________	___________________

Income Before Income Taxes	4,316,008	4,483,318
Income tax expense	1,421,061	1,558,896
	___________________	___________________
Net Income	$ 2,894,947	$ 2,924,422
	=================	=================
Earnings Per Common Share
Basic	$ 1.09	$ 1.13
Diluted	$ 1.08	$ 1.10

Net interest margin	3.55%	3.49%
Net interest spread	3.16%	2.98%
Return on average assets (annualized)	0.87%	0.90%
Return on average equity (annualized)	10.69%	12.07%
Efficiency ratio	66%	64%

Page 6
NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2003 and 2002 (Unaudited)
	Common Stock at $1.00 Par ____________	Additional Paid in Capital ____________	Retained Earnings ____________	Accumulated Other Comprehensive Income (Loss) ____________	Treasury Stock ____________	Total ____________
Balance at June 30, 2001	$ 2,786,095	$ 10,267,067	$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017
Net income for the nine months ended 3/31/02	-	-	2,924,422	-	-	2,924,422
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(22,156)	-	(22,156) ____________
Total Comprehensive income	-	-	-	-	-	2,902,266

Treasury stock purchased	-	-	-	-	(16,981)	(16,981)
Dividends on common stock at $0.1875 per share	-	-	(483,248)	-	-	(483,248)
Treasury stock issued in connection with the acquisition of Kendall Insurance Company	-	114,544	-	-	170,235	284,779
Common stock issued in connection with employee benefit and stock option plans	- ____________	(7,326) ____________	- ____________	- ____________	465,532 ____________	458,206 ____________
Balance at March 31, 2002	$ 2,786,095 ==========	$ 10,374,285 ==========	$ 21,986,045 ==========	$ (199,875) ==========	$ (1,356,511) ==========	$ 33,590,039 ==========

Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the nine months ended 3/31/03	-	-	2,894,947	-	-	2,894,947
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(216,375)	-	(216,375) ____________
Total Comprehensive income	-	-	-	-	-	2,678,572

Dividends on common stock at $0.24 per share	-	-	(635,500)	-	-	(635,500)
Treasury stock purchased					(45,722)	(45,722)
Common stock issued in connection with employee benefit and stock option plans	- ____________	2,557 ____________	- ____________	- ____________	12,443 ____________	15,000 ____________
Balance at March 31, 2003	$ 2,786,095	$ 10,376,842	$ 25,008,207	$ (38,213)	$ (1,389,790)	$ 36,743,141
	==========	==========	==========	===========	==========	==========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2003	2002
	___________________	___________________
Cash provided by operating activities	$ 2,007,690	$ 2,535,074

Cash flows from investing activities:
Available for sale securities purchased	(28,428,027)	(30,739,097)
Available for sale securities matured	3,396,325	4,335,811
Available for sale securities sold	27,343,107	3,559,529
Net change in loans	(10,371,371)	13,191,070
Net capital expenditures	(465,015)	(564,012)
Proceeds from sale of acquired assets	1,083,737	815,419
Real estate held for investment sold	54,631	61,416
Acquisition of business	-	(256,307)
Bank ownd life insurance purchased	(7,143,999)	-
	___________________	___________________
Net cash used by investing activities	(14,530,612)	(9,596,171)

Cash flows from financing activities:
Net change in deposits	27,279,849	29,579,163
Net change in repurchase agreements	(2,250,148)	(157,767)
Dividends paid	(635,500)	(483,248)
Proceeds from stock issuance	15,000	458,206
Treasury stock buyback	(45,722)	(16,981)
Net increase (decrease) in advances from Federal Home Loan Bank of Boston	247,846	(24,078,836)
	___________________	___________________
Net cash provided by financing activities	24,611,325	5,300,537
	___________________	___________________

Net increase (decrease) in cash and cash equivalents	12,088,403	(1,760,560)

Cash and cash equivalents, beginning of period	18,749,092	14,188,265
	___________________	___________________
Cash and cash equivalents, end of period	$ 30,837,495	$ 12,427,705
	=================	=================

Cash and cash equivalents include cash on hand, amounts due
from banks and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized losses, net of tax,
on available for sale securities	(216,375)	(22,156)
Net transfer from loans to acquired assets	795,410	888,214
Treasury stock issued in connection with acquisition of Kendall Insurance	--	284,779

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,425,000	1,490,000
Interest paid	10,523,832	13,205,694

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2002 included in the Company's Annual Report on Form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly the Junior Subordinated Debentures are the sole assets of the NBNCT. The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by NBNCT. NBNCT had sold $7,172,998 of its trust preferred securities to the public and $221,851 of its Common Securities to the Company. The Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The Company owns all of the Common Securities of NBNCT, the only voting security, and as a result it is a subsidiary of the Company.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2003	June 30, 2002
Residential real estate	$ 134,687,066	$ 159,566,886
Commercial real estate	95,650,517	80,423,303
Construction	7,064,194	8,958,052
Commercial	67,449,970	48,535,162
Consumer & Other	76,475,377 _____________	74,267,760 _____________
Total	381,327,124	371,751,163
Net Deferred Costs	2,672,537 _____________	2,882,956 _____________
Net Loans	$ 383,999,661 ============	$ 374,634,119 ============

4. Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

Nine Months Ended March 31,
	2003 ______________	2002 ______________
Balance at beginning of period	$ 3,496,000	$ 3,778,000
Add provision charged to operations	915,599	631,686
Recoveries on loans previously charge off	328,866 ______________	166,130 ______________
	4,740,465	4,575,816
Less loans charged off	835,465 ______________	970,816 ______________
Balance at end of period	$ 3,905,000 =============	$ 3,605,000 =============

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	March 31, 2003		June 30, 2002
	Cost	Market Value	Cost	Market Value

Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 11,048,202	$ 10,957,837	$ 12,088,598	$ 12,176,875
Corporate bonds	613,457	648,016	149,938	154,125
Mortgage-backed securities	17,311,248	17,525,044	18,448,558	18,912,078
Equity securities	1,605,516 ____________	1,389,629 ____________	1,483,350 ___________	1,197,308 ___________
	$ 30,578,423 ===========	$ 30,520,526 ===========	$ 32,170,444 ==========	$ 32,440,386 ==========
	March 31, 2003		June 30, 2002
	Cost	Market Value	Cost	Market Value
Due in one year or less	$ 149,964	$ 150,328	$ 5,082,410	$ 5,113,281
Due after one year through five years	10,511,695	10,455,525	7,156,126	7,217,719
Due after five years through ten years	1,000,000	1,000,000	--	--
Mortgage-backed securities (including securities with interest rates ranging from 4.5% to 8.5% maturing February 2005 to September 2032)	17,311,248	17,525,044	18,448,558	18,912,078
Equity securities	1,605,516 ___________	1,389,629 ___________	1,483,350 ___________	1,197,308 ___________
	$ 30,578,423 ==========	$ 30,520,526 ==========	$ 32,170,444 ==========	$ 32,440,386 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	March 31, 2003	June 30, 2002
Demand	$ 37,873,160	$ 28,252,757
NOW	64,146,352	62,468,856
Money Market	32,372,484	15,879,962
Regular Savings	24,223,872	23,021,132
Brokered Deposits	26,625,282	24,463,179
Certificates of Deposit	145,236,345 ______________	149,111,760 ______________
Total Deposits	$ 330,477,495 ============	$ 303,197,646 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2003 ________________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Periods Ending March 31, _____________________
$ 16,399,990	4.34% - 6.67%	2004
14,508,946	3.98% - 5.55%	2005
30,357,963	3.11% - 6.79%	2006
1,000,000	5.55%	2007
16,937,555	2.68% - 5.68%	2008
4,000,000	4.50% - 4.81%	2011
3,000,000 ___________________	4.99%	2012
$ 86,204,454 =================

June 30, 2002 _______________________________________________________________________
Principal Amounts ___________________	Interest Rates ____________________	Maturity Dates For Fiscal Years Ending June 30, _____________________
$ 9,478,495	1.84% - 6.64%	2003
17,478,113	4.78% - 6.67%	2004
17,000,000	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
8,000,000	5.59% - 5.68%	2008
7,000,000 ___________________	4.50% - 4.99%	2011
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

The Company had elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. A weighted average fair value of $4.21 per option was determined for the fiscal year ended June 30, 2002. The assumptions for the option-pricing model are detailed in Note 15 of the June 30, 2002 consolidated financial statements. No options have been granted for the current fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and nine months ended March 31, 2003 and 2002 would have been the amounts shown below.
	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2003	2002	2003	2002
Net Income as reported	$ 1,076,026	$ 963,697	$ 2,894,947	$ 2,924,422
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	- ___________	- ___________	- ___________	(139,562) ___________
Pro forma net income	$ 1,076,026 =========	$ 963,697 =========	$ 2,894,947 =========	$ 2,784,860 =========

Earnings per share
Basic - as reported	$ 0.41	$ 0.37	$ 1.09	$ 1.13
Basic - pro forma	$ 0.41	$ 0.37	$ 1.09	$ 1.08

Diluted - as reported	$ 0.40	$ 0.36	$ 1.08	$ 1.10
Diluted - pro forma	$ 0.40	$ 0.36	$ 1.08	$ 1.05

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") its primary regulator. We conduct business from our headquarters in Auburn, Maine and from 14 banking offices all located in Western and South-central Maine. At March 31, 2003, we had consolidated assets of $470 million and consolidated shareholders' equity of $36.7 million.

Northeast Bancorp's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, the Company's results of operations are primarily dependent on the results of operations of the Bank. The Bank has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Richmond, and South Paris, Maine. The Bank also has a commercial banking center located in Portland, Maine. The Bank has a wholly owned subsidiary Northeast Financial Services, Inc., which maintains its principal offices on US Route 1 in Falmouth, Maine. From this location, loan applications are accepted and investment, insurance and financial planning products and services are offered. Our insurance agency is a division of Northeast Financial Services, Inc. and offers property and casualty insurance products from its office in Bethel, Maine.

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

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2003 and 2002 and the financial condition at March 31, 2003 and June 30, 2002. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2002 for discussion of the critical accounting policies of the Company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

The Company reported net income of $1,076,026 or $0.40 per diluted share for the three months ended March 31, 2003 compared with $963,697, or $0.36 per diluted share for the three months ended March 31, 2002, an increase of $112,329 or 12%. Net interest income improved $80,829, or 2%, primarily from increased earning assets. Non-interest income improved $273,496, or 22%, from increased investment and insurance commissions, increased cash surrender value of bank owned life insurance, increased in gain on the sale of residential loans, and increased net securities gains. The provision for loan losses increased $14,372, or 7%, compared to the three months ended March 31, 2002, to reflect the increasing mix of commercial real estate and commercial loans in the Bank's loan portfolio. Non-interest expense increased $220,860, or 7%. The higher non-interest expense resulted from adding a new commercial loan brokerage division and expanding the insurance division of Northeast Financial Services, adding a new call center to Northeast Bank and opening a new commercial banking center in Portland. Also, staff was added to support high volumes of residential real estate and commercial loans. Full-time equivalent staff increased by 15 as of the quarter ended March 31, 2003 compared to the same period last year.

Net interest income continues to be our largest source of revenue. It is the difference between interest income on earning assets such as loans and securities, and interest expense incurred on liabilities such as deposits, securities sold under repurchase agreements, and borrowings. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Net interest income for the three months ended March 31, 2003 increased $80,829 compared to the same period in 2002. Net interest margin increased to 3.43% from 3.39% for the respective periods. Average earning assets increased $5,160,000 for the three months ended March 31, 2003 compared to March 31, 2002. The increase in net interest income was due to the decreasing rates incurred on interest-bearing liabilities improving net interest margin, and an increase in volume of average loans. The rate decreases reflect the interest rate cuts by the Open Market Committee of the Federal Reserve during 2003 and 2002. Average loans as a percentage of average earning assets was 92% and 88% for the quarters ended March 31, 2003 and 2002, respectively. Average loans increased $21,129,000, or 6%, compared to March 31, 2002 due to commercial real estate, commercial and consumer loan originations.

The provision for loan losses for the three months ended March 31, 2003 was $225,042, an increase of $14,372 from $210,670 for the three months ended March 31, 2002. Net charge-offs amounted to $119,041 for the three months ended March 31, 2003 compared to $393,169 for the same period in 2002. The Bank experienced continued loan growth in the commercial real estate and commercial loans during the quarter ended March 31, 2003. Increases in the provision for loan losses were needed to address a shift in loan mix to loans with a higher risk profile, the economic slowdown and an uncertain economic climate. The allowance as a percentage of outstanding loans increased to 1.02% compared to 0.94% at June 30, 2002.

Total non-interest income was $1,523,951 for the three months ended March 31, 2003, an increase of $273,496 from $1,250,455 for the three months ended March 31, 2002. This increase was due to $23,079 higher fees and service charges on loans, $19,884 fees for other services (primarily deposit related), $41,272 higher net securities gains and trading losses, $85,135 higher gains on sale of residential real estate loans, $12,117 higher investment and insurance commissions, $103,236 increase in the cash surrender value of bank owned life insurance (BOLI), and $18,835 other non-interest income partially offset by $30,062 lower loan service fees. See Financial Condition for further discussion of BOLI. Increased fees and service charges on loans resulted from increased advance fees on lines of credit and late charge fees. Fees for other services to customers increased from higher fees on deposit transaction accounts and increased debit and ATM card usage. Net securities gains increased from the volume of mortgage-backed securities sold. Increased insurance commissions accounted for higher investment and insurance commissions for the three months ended March 31, 2003. Revenues from the sale of real estate held for development accounts increased other income. Lower loan servicing fees were due to increased amortization of mortgage servicing rights caused by residential loan prepayments.

Total non-interest expense for the three months ended March 31, 2003 was $3,343,425 an increase of $220,860 from $3,122,565 for the three months ended March 31, 2002. This increase was primarily due to increased salaries and employee benefits of $154,954. This increase in this expense was primarily due to the addition of 15 full-time equivalent employees comprised of new staff for the commercial loan brokerage and insurance divisions of Northeast Financial Services Inc. added in early calendar 2002, hiring staff for a new call center and the new commercial banking center in Portland, and staff to support increased commercial and residential real estate loan volume. Higher benefit expense also contributed to the increased salary and employee benefit expense. Net occupancy expense increased $67,184 for the quarter ended March 31, 2003 as compared to the prior year. This increase was attributable to additional leased space for new divisions and staff, and utilities expense. Equipment expense decreased $6,883 for the three months ended March 31, 2003 as compared to the prior year. This decrease was due to lower depreciation expense. Intangible asset amortization increased $7,799 for the three months ended March 31, 2003 as compared to the prior year from the amortization of non-compete and customer list intangibles acquired in the purchase of the Kendall Insurance agency in 2002. Other expense decreased $2,194 for the three months ended March 31, 2003 as compared to the prior year due to lower collection and loan servicing expenses partially offset by higher professional fees, business insurance, electronic banking, and outsourced cash management expenses.

The efficiency ratio was 65% for the three months ended March 31, 2003 and 2002, respectively.

Comparison of the Nine Months Ended March 31, 2003 and 2002

Net income for the nine months ended March 31, 2003 was $2,894,947, or $1.08 per diluted share, a decrease of $29,475 from the $2,924,422, or $1.10 per diluted share for the nine months ended March 31, 2002. Increased earning assets was the most significant factor contributing to the $252,179, or 2%, increase in net interest income for the nine months ended March 31, 2003. The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume _____________	Rate _____________	Total _____________
Investments	$ (79,396)	$ (146,323)	$ (225,719)
Loans, net	627,899	(2,638,042)	(2,010,143)
FHLB & Other Deposits	(70,882) _____________	(61,207) _____________	(132,089) _____________
Total Interest-earnings Assets	477,621	(2,845,572)	(2,367,951)

Deposits	(292,315)	(1,966,531)	(2,258,846)
Repurchases Agreements	(6,204)	(43,707)	(49,911)
Borrowings	(184,842) _____________	(126,531) _____________	(311,373) _____________
Total Interest-bearing Liabilities	(483,361) _____________	(2,136,769) _____________	(2,620,130) _____________
Net Interest Income	$960,982 ============	$(708,803) ============	$ 252,179 ============
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

As of March 31, 2003 and 2002, 48% and 43%, respectively, of the Bank's loan portfolio was comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin expansion, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the nine months ended March 31, 2003 increased $283,913, or 45%, over the same period last year to $915,599 due to higher mix of commercial real estate and commercial loans outstanding, up 26% from March 31, 2002.

Non-interest income was $3,992,558 for the nine months ended March 31, 2003 compared to $3,151,571 for the nine months ended March 31, 2002. The non-interest income increase of $840,987, or 27%, was due to increased net securities and trading gains of $430,540, increased net gains on the sales of loans of $87,405, increased investment and insurance commissions of $61,217, increased BOLI cash surrender value of $206,520 and increased other non-interest income of $80,261 from higher trust fees and real estate development income, partially offset by a decrease in service charges of $24,956.

Non-interest expense was $9,953,805 for the nine months ended March 31, 2003 compared to $8,977,242 for the nine months ended March 31, 2002. The increase of $976,563, or 11%, was due primarily to increased salary and employee benefits. For the nine months ended March 31, 2003 salary and employee benefits increased $675,910, or 14%, compared to the same period last year. This increase includes the salary and benefits for 15 staff additions in the commercial loan originator division, insurance divisions and customer call center as well as increased salaries on investment division commissions received as compared to the same period last year. Net occupancy expense increased $210,237, or 31% compared to the nine months ended March 31, 2002 primarily from new leased space for the above staff additions, the new commercial banking center opened in Portland, building repair and maintenance expense, and utilities expense. Equipment expense increased $37,262 or 6%, from increased software maintenance contract expense, equipment expense, and moving and storage expense, partially offset by lower depreciation expense. Intangible assets amortization increased $54,593, or 38%, from the additional amortization of the non-compete agreement and customer list intangibles from the purchase of Kendall Insurance Agency in 2002.

Financial Condition

Our consolidated assets amounted to $469,714,746 and $442,215,917 as of March 31, 2003 and June 30, 2002, respectively, an increase of $27,498,829, or 6%. This increase in assets was due primarily to an increase in FHLB overnight deposits, loans, and bank owned life insurance. FHLB overnight deposits resulted from the unexpected increase in demand deposit and money market account balances at March 31, 2003. These account balances declined by $12 million by April 15, 2003. The liquidation of available for sale securities was used to fund loans and the purchase of approximately $7 million in bank-owned life insurance on the lives of certain employees of the Bank and its wholly owned subsidiary Northeast Financial Services, Inc. on September 30, 2002. Total average assets were $444,554,549 for the nine months ended March 31, 2003. Total stockholders' equity was $36,743,141 and $34,730,791 at March 31, 2003 and June 30, 2002, respectively.

The investment portfolio was $30,520,526 as of March 31, 2003, a decrease of $1,919,860 or 6%, from $32,440,386 as of June 30, 2002. The decrease was due to the liquidation of mortgage backed securities primarily to fund the growth in loans during the nine months ended March 31, 2003, and the BOLI purchase on September 30, 2002. Government agency securities were added as deposit balances increased during the three months ended March 31, 2003. The investment portfolio as of March 31, 2003 consists of government agency and mortgage-backed securities, corporate bonds, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $21,678,030 for the nine months ended March 31, 2003 as compared to $24,220,502 for the nine months ended March 31, 2002, a decrease of $2,542,472 or 10%.

The Company's investment portfolio is classified as available for sale at March 31, 2003 and June 30, 2002, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2003 was $30,578,423 and $30,520,526, respectively. The difference between the carrying value and the cost of the securities of $57,897 was primarily attributable to the market value of equity securities below its cost. The net unrealized loss on equity securities was $215,887 and the net unrealized gain on government agency and mortgage-backed securities and corporate bonds was $157,990 at March 31, 2003. Compared to June 30, 2002, the mix of debt securities has changed to government agencies with lower interest rates and shorter maturities and decreasing mortgage-backed securities. Substantially all of the government agency and mortgage-backed securities are high-grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been other than temporary declines in values of individual equity securities in the amount of $58,167 for the nine months ended March 31, 2003. A substantial portion of this write-down was attributable to four securities for which the recent financial performance had deteriorated. Such securities have been written down and the write-downs are included in other expenses in the statement of income for the nine months ended March 31, 2003. Management also plans to hold the equity securities for the foreseeable future because we believe that the decline in equity values is due to overall downturn in market conditions, but the underlying companies are viable and well managed.

Total loans of $383,999,661 as of March 31, 2003 increased $9,365,542 or 2%, from $374,634,119 as of June 30, 2002. Compared to June 30, 2002, commercial real estate, commercial loan, and consumer loan portfolios increased and residential real estate and construction loan portfolios declined. Aggregate commercial real estate and commercial loans increased $34,142,022, or 26%, compared to June 30, 2002. The increase in commercial loans was due to new opportunities with small businesses within our market areas. Compared to the same period, consumer loans increased $2,207,617, or 3%. The increase in consumer loans was due to indirect recreational vehicle, indirect auto loans, and personal loans. These loan portfolios contain higher levels of credit and interest rate risk. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, decreased by $24,879,820, or 16% compared to June 30, 2002. The continuing high prepayments experienced on purchased and portfolio residential real estate loans is attributable to high levels of refinancing in a low interest rate environment. The total loan portfolio averaged $388,305,015 for the quarter ended March 31, 2003, an increase of $20,446,400, or 6%, from the quarter ended March 31, 2002

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of March 31, 2003 has changed with increases in commercial real estate and commercial loans when compared to June 30, 2002. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for its loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of owner-occupied residential loans as a percentage of total loans were 35%, 43% and 44% as of March 31, 2003, June 30, 2002, and March 31, 2002, respectively. The variable rate product as a percentage of total residential real estate loans was 35%, 36% and 34% for the same periods, respectively. Variable rate residential loans have remained flat when compared to the prior year primarily due to sale of new fixed rate loans into the secondary market. Management will continue to pursue this strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We continue to sell all 30-year, fixed-rate residential real estate loans into the secondary market. All new 15-year fixed-rate and adjustable rate loans are originated for our portfolio. Average residential real estate mortgages of $149,470,834 for the three months ended March 31, 2003 decreased $15,337,895, or 9%, from the three months ended March 31, 2002. The decrease was due to increased refinancing activity in a low interest rate environment increasing loan prepayment, combined with our policy to sell 30 year fixed rate residential real estate loans into the secondary market

Commercial real estate loans as a percentage of total loans were 25%, 22% and 21% as of March 31, 2003, June 30, 2002 and March 31, 2002, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 94%, 93% and 93% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $94,682,763 for the three months ended March 31, 2003 increased $20,134,863, or 27%, from the same period in 2002. The increase in commercial real estate loans was due to market share increases in its existing business markets.

Construction loans as a percentage of total loans were 2% as of March 31, 2003, June 30, 2002 and March 31, 2002, respectively. Risk is controlled by limiting disbursements to the percentage of construction completed. The construction progress is verified by an independent consultant or appraiser. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 70%, 74%, and 64% for the same periods respectively. Average construction loans were $7,385,941 and $8,198,654 for the three months ended March 31, 2003 and 2002, respectively.

Commercial loans as a percentage of total loans were 18%, 13%, and 13% as of March 31, 2003, June 30, 2002 and March 31, 2002, respectively. The variable rate products as a percentage of total commercial loans were 63%, 53%, and 53% for the same periods respectively. The repayment ability of commercial loans customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $57,497,706 for the three months ended March 31, 2003 increased $15,325,032, or 36%, from $42,172,674 for the same period in 2002.

Consumer and other loans as a percentage of total loans were 20% for the periods ended March 31, 2003, June 30, 2002, and March 31, 2002. Indirect recreational vehicle and mobile home loans comprise approximately 66% of total consumer loans. Indirect auto loans account for 24% of total consumer loans. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $79,267,771 and $74,130,657 for the three months ended March 31, 2003 and 2002, respectively. The $5,137,114, or 7%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending.

The Bank's allowance for loan losses was $3,905,000 as of March 31, 2003 as compared to $3,496,000 as of June 30, 2002, representing 1.02% and 0.94% of total loans, respectively. The Bank had non-performing loans totaling $1,395,000 and $1,171,000 at March 31, 2003 and June 30, 2002, respectively, or 0.36% and 0.31% of total loans, respectively. The Bank's allowance for loan losses was equal to 280% and 299% of the total non-performing loans at March 31, 2003 and June 30, 2002, respectively.

The following table represents the Bank's non-performing loans as of March 31, 2003 and June 30, 2002, respectively:

Description	March 31, 2003	June 30,2002
Residential Real Estate	$ 171,000	$ 486,000
Commercial Real Estate	359,000	330,000
Commercial Loans	601,000	183,000
Consumer and Other	264,000 ____________	172,000 ____________
Total non-performing	$ 1,395,000 ===========	$ 1,171,000 ===========

Management does not believe that the increase in non-performing commercial loans as of March 31, 2003 was indicative of a trend. At March 31, 2003, the Bank had $225,138 in loans classified substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $125,138 when compared to the $100,000 at June 30, 2002. The Bank's delinquent loans, as a percentage of total loans, decreased during the March 31, 2003 quarter. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

03-31-03	12-31-02	09-30-02	06-30-02
0.97%	1.41%	0.92%	1.03%

At March 31, 2003, loans classified as non-performing included approximately $483,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.84% as of March 31, 2003.

The level of the allowance for loan losses, as a percentage of total loans, increased to 1.02% at March 31, 2003 compared to 0.94% at June 30, 2002. Management has increased the provision to maintain an allowance at a level that management believes is reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the slight increase in non-performing loans, the decrease in net charge offs compared to the nine months ended March 31, 2002, internal risk ratings and credit concentrations.

Provisions for loan losses are based on management's ongoing evaluation of the adequacy of the allowance for loan losses. This evaluation involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. For the nine months ended March 31, 2003, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

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

At March 31, 2003, the Company had acquired assets of $248,280 a decrease of $338,362 compared to June 30, 2002. The decrease is net of additions of $795,410, dispositions of $1,083,772, and provisions to the allowance for losses of $50,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $6,094 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at September 30, 2002. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of capital and the allowance for loan losses at March 31, 2003.

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

Total deposits of $330,477,495 as of March 31, 2003 increased $27,279,849, or 9%, from $303,197,646 as of June 30, 2002. Demand deposits and NOW accounts increased $9,620,403 and $1,677,496, respectively, for the nine months ended March 31, 2003. Money market accounts increased $16,492,522 and regular savings increased $1,202,740 for the nine months ended March 31, 2003. Certificates of deposits decreased during the same period by $1,713,312. The increase in demand deposit and money market account balances reflect new accounts opened for the Maximum Return Sweep product sold to commercial customers. The decrease in brokered and regular certificates of deposit reflects continuing competitive pressure from other financial institutions and customers seeking the best rates offered. Management's strategy is to continue offering certificate of deposit rates in the middle of the market, thus reducing the related interest expense as certificates of deposits renew. For the nine months ended March 31, 2003, total average deposits increased $10,649,898, or 4%, to $302,857,558 from $292,207,660 for the nine months ended March 31, 2002.

Total average deposits of $309,501,207 for the three months ended March 31, 2003 increased $7,053,665, or 2%, from the average for the three months ended March 31, 2002. The increase in total average deposits compared to March 31, 2002 is net of a $20,937,667, or 17%, increase in demand deposit, NOW, money market and regular savings accounts partially offset by a $6,600,427, or 21%, decrease in brokered certificates of deposit and a $7,283,575 or 5%, decrease in regular certificates of deposit. The increase in non-maturing accounts resulted primarily from the Maximum Return Sweep. This account increased average balances by $16,544,948, or 228%, primarily from two large deposit relationships. All interest-bearing non-maturing deposit accounts have market interest rates. The decrease in bank certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers and competitive pressure. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

At March 31, 2003, brokered certificates of deposit were $26,625,282, and increased by $2,162,103, or 9%, compared to the $24,463,179 balance as of June 30, 2002.

Securities sold under repurchase agreements were $6,621,494 as of March 31, 2003, a decrease of $2,250,148, or 25%, from $8,871,642 as of June 30, 2002. The decrease was attributable to lost accounts during the quarter. The account loss is not indicative of a trend. Average securities sold under repurchase agreements were $7,450,572 for the three months ended March 31, 2003, a decrease of $1,185,958, or 14%, compared to the average for the three months ended March 31, 2002. Repurchase agreements enhance the Bank's ability to obtain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $86,204,454 as of March 31, 2003, an increase of $247,846, or less than 1%, from $85,956,608 as of June 30, 2002. The increase in FHLB advances funded increases in loans. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $5,052,000 over and above the March 31, 2003 advances. Residential and certain commercial real estate loans, certain investment securities, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. The Bank prepaid advances of $2 million subsequent to quarter-end. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, repurchase agreements and brokered deposits. Average advances from the FHLB were $87,546,269 for the three months ended March 31, 2003, an increase of $3,331,634, or 4%, compared to $84,214,635 average for the same period last year.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and for other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. For the nine months ended March 31, 2003, 2,385 shares were repurchased. As of March 31, 2003, the Company had repurchased $1,389,790 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $36,743,141 as of March 31, 2003 as compared to $34,730,791 at June 30, 2002. The increase of $2,012,350, or 6%, was primarily from net income increasing retained earnings less dividends paid. Book value per common share was $13.89 as of March 31, 2003 as compared to $13.12 at June 30, 2002. The total equity to total assets ratio of the Company was 7.82% as of March 31, 2003 and 7.85% at June 30, 2002.

The Company's net cash provided by operating activities was $2,007,690 during the nine months ended March 31, 2003, which was a $527,384 decrease compared to the same period in 2002. This decrease was primarily due to the origination of loans held for sale. Investing activities were a net use of cash primarily due to new loans and purchase of bank owned life insurance during the nine months ended March 31, 2003 compared to the same period in 2002. Financing activities provided net cash from the increase in deposits compared to the same period in 2002. Overall, the Company's cash position increased by $12,088,403 during the nine months ended March 31, 2003.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2003, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2003, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of March 31, 2003:
Tier 1 (Core) capital to risk weighted assets	$40,591	11.39%	$14,251	4.00%	$21,377	6.00%
Tier 1 (Core) capital to total assets	$40,591	8.67%	$18,717	4.00%	$23,396	5.00%
Total Capital to risk weighted assets	$42,771	12.00%	$28,503	8.00%	$35,629	10.00%

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

Commitments outstanding as of March 31, 2003 for residential real estate, commercial real estate, and commercial loans totaled $26,867,000. Unused lines of credit from commercial, construction, and home equity loans totaled $34,142,000. The loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's President and Chief Executive Officer, and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures (as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

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
On January 22, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for 2nd quarter earnings for the quarter ended December 31, 2002.

On February 13, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the quarter ended December 31, 2002. The certificate of the Chief Executive Officer and Chief financial Officer was filed therewith as Exhibit 99.1 and 99.2 respectively.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2003	NORTHEAST BANCORP
By: James D. Delamater James D. Delamater President and CEO
By: Robert S. Johnson Robert S. Johnson Chief Financial Officer

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

Dated: May 14, 2003
By:	/s/ James D. Delamater
James D. Delamater
President and CEO

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

Date: May 14, 2003
By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer
(Principal Financial Officer)

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings