Form 10-K
period 2003-06-30
NORTHEAST BANCORP /ME/
filed 2003-09-29
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

   For fiscal year ended June 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission file number (1-14588)

NORTHEAST BANCORP
(Exact name of registrant as specified in its charter)
Maine (State or other jurisdiction of incorporation or organization)	01-0425066 (I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine (Address of principal executive offices)	04210 (Zip Code)
Registrant's telephone number, including area code:	(207) 777-6411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant's common shares held by non-affiliates, as of September 19, 2003, was approximately $43,420,894 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,584,577 common shares of the registrant outstanding as of September 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:
Document	Form 10-K Reference Location
Proxy Statement for the 2003 Annual Meeting of Shareholders	III

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business -Forward Looking Statements and Risk Factors."

PART I

Item 1. Business

General

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS"), its primary regulator. Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), which has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, Richmond and South Paris, Maine. The Bank's wholly owned subsidiary Northeast Financial Services, Inc. ("NFS") has an office in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. NFS also has an office in Bethel, Maine where its insurance division offers casualty and property insurance products.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc. provides a broad range of financial services to individuals and companies in western and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area. As of June 30, 2003, the Company, on a consolidated basis, had total assets of approximately $468 million, total deposits of approximately $319 million, and stockholders' equity of approximately $36 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

Strategy

Our corporate philosophy is to offer a wide array of financial products and services with an emphasis on a high level of personalized service. This strategy is designed to attract profitable long-term banking relationships with its customers that will increase the Bank's core earnings by developing strong interest margins, non-interest fee income, and increasing the volume of banking products and services as its market area expands. In keeping with this strategy, the Bank is making a concerted effort to become an all-inclusive financial center that is able to provide its customers with virtually any financial product and service that will meet their needs. In this regard, the Bank assists its clients in assessing their financial needs through its personalized financial planning services. Once our customer's financial needs have been identified, we provide the customer with financial product or service solutions, designed to meet their needs. Management believes that the ability to deliver such personalized service and advice will be one of the primary competitive factors in the financial institutions industry in the future. Accordingly, over the past few years we have invested a substantial amount of resources in developing our ability to offer a high level of personalized service with an emphasis on financial planning and delivery of financial advisory services that are responsive to a broad range of customer needs.

To further support our corporate philosophy, we have expanded the scope of lending and other financial services that we provide to our customers. In the past, we focused primarily on our residential mortgage lending business. As a result, our business had historically consisted of attracting deposits from the general public through its retail banking offices and applying those funds principally to the origination, retention, servicing, investing in and selling first mortgage loans on single and multi-family residential real estate. However, we have expanded the scope of its services by placing additional emphasis on:

  consumer lending and small business, home equity, and commercial loans;
  originating loans secured by commercial property and multi-family dwellings; and
  generating indirect dealer consumer loans used for the purchase of mobile homes, automobiles, and recreational vehicles.

The Company also offers to its customers financial planning, investment services and all lines of insurance products through the Bank's subsidiary, Northeast Financial Services, Inc. "NFS", which is located at Northeast Bancorp's headquarters in Auburn, Maine. NSF offers our customers access to investment, insurance and annuity products through an arrangement with Commonwealth Equity Services, Inc., an unaffiliated, fully licensed New York securities firm, which licenses the brokers who sell such products and services. We also offer all lines of insurance products to customers through the insurance division of NFS.

Trust services and employee benefit products are provided to our customers through the Bank's trust department, Northeast Trust, a division of the Bank.

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

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 2003, the Bank's loan portfolio consisted of 35% residential real estate mortgages, 26% commercial real estate mortgages, 18% commercial loans, and 21% consumer loans. At June 30, 2003, the Bank's lending limit was approximately $5.5 million. To the extent that customer's credit needs exceed our lending limits, we may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

The Bank is subject to examination and comprehensive regulation by the OTS and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston. Although the Bank's deposits are primarily insured through the Bank Insurance Fund, deposits at the Brunswick branch, which represent approximately 19% of the Bank's total deposits, are insured through the Savings Association Insurance Fund.

The principal executive offices of Northeast Bancorp and the Bank are located at 158 Court Street, Auburn, Maine, 04210, and their telephone number is (207) 777-6411.

Market Area

The Bank is headquartered in Auburn, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, Richmond and South Paris, Maine. The Bank's wholly owned NFS has an office in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. NFS also has an office in Bethel, Maine where its insurance division offers casualty and property insurance products. The Company's market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services and Competition

Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market area; (ii) the commercial market and small-to-medium sized businesses within its primary market area; (iii) the growing consumer loan market, including indirect automobile dealer and recreational vehicle loans; and (iv) developing a market for a wide range of other consumer-oriented financial services and products such as financial planning services, investments, life insurance, property and casualty insurance, trust services, college loans and other similar products.

Businesses are solicited through the personal efforts of the directors and officers of both Northeast Bancorp and the Bank. We believe that a locally-based independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, we believe that we are able to make prudent lending decisions quickly and more equitably than our competitors without compromising asset quality or profitability.

In an effort to attract a broader base of long-term customer relationships and diversity in its banking operations, during the past few years we have expanded our focus from primarily seeking residential loan customers to becoming a "one-stop shopping" destination point for our customers' full financial needs. As a part of this strategy, we have significantly increased the number and type of financial products, loans, and services that we make available to our customers.

The Company encounters strong competition in its market area in making loans, attracting deposits, and selling its other customer products and services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of its business, we compete with other savings banks, commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of our primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources and have higher lending limits.

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while the principal competitive factors relating to loans are interest rates, the range of lending services offered and lending fees. We believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance our ability to compete successfully in our market areas. Further, we also offer a wide range of financial services to our customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

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

Although residential and commercial real estate lending remains a strong component of the Bank's lending operations, consistent with our business strategy, we also actively seek an increased volume of commercial and consumer loans. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration. Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments. We also pursue quality indirect lending through local automobile and recreational vehicle dealerships.

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

The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank also originates fixed-rate mortgage loans on single-family residential real estate. The Bank generally charges a higher interest rate if the property is not owner-occupied. It has been the Bank's experience that the proportions of fixed-rate and adjustable-rate loan originations depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

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

We have adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by our board of directors. Our underwriting standards for fixed rate residential mortgage loans generally conform to standards established by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"). A loan application is obtained or reviewed by the Bank's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through the use of credit reports, financial statements, and employment and other verifications.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in our portfolio at June 30, 2003 was approximately $2.725 million, the majority of such loans have balances under $500,000.

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

Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties often are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. We seek to minimize these risks in a variety of ways, including limiting the size of our multi-family and commercial real estate loans and generally restricting such loans to our primary market area. In determining whether to originate multi-family or commercial real estate loans, we also consider such factors as the financial condition of the borrower and the debt service coverage of the property. The Company intends to continue to make multi-family and commercial real estate loans as the market demands and economic conditions permit.

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

The Bank's commercial loans primarily are underwritten in the Company's market areas on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

Consumer Loans

Consumer loans made by the Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, mobile home loans, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 5 year amortization schedule.

Consumer loans are attractive to us because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

In 1998, the Bank entered the indirect automobile lending market. Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers. Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas. These automobile dealers are selected by us. Currently a majority of these loans were originated by 34 dealers located in our market area. Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance. The indirect origination of consumer loan products generally requires funding of dealer reserves. These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions. The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid. The same process applies to indirect recreational vehicle lending which started in 2000.

Construction Loans

The Bank originates residential construction loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $300,000. Construction loans also are made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

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

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2003, was approximately $5.5 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of more than $100,000 and all collateralized loans of more than $1,000,000 require pre-approval by the Bank's loan committee, which is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. All loans of more than $1,000,000 require pre-approval by the Bank's Board of Directors, and borrowers requesting amounts which will result in a loan relationship of more than $1,000,000 also must be approved by the board of directors of the Bank.

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

Other Subsidiaries

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

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI) through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996 and ASI now is an inactive corporate subsidiary.

NFS, a Maine Corporation, and a wholly-owned subsidiary of the Bank was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects. At June 30, 2003, investment in and loans to its subsidiary constituted 0.18% of the Company's total assets. Generally, any proposed development project will be examined for its profit potential and its ability to enhance the communities served by the Bank. At the present time, there are no definitive plans for additional real estate development projects. NFS also supports the Bank's non-banking financial services through its relationship with Commonwealth Financial Services, Inc., ("Commonwealth"), a fully licensed New York securities firm, and through the insurance division of NFS, which allows the Bank to deliver insurance products to its customers. NFS has not invested in any assets in its business relationship with Commonwealth.

Employees

As of June 30, 2003, the Company, the Bank and its subsidiary together employed 168 full-time and 23 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

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

As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which the Bank may engage, provided that the Bank continues to be a qualified thrift lender. See "Supervision and Regulation Federal Regulations of Savings Associations Qualified Thrift Lender Test." Nevertheless, various activities conducted by savings and loan holding companies require OTS authorization.

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

Multiple Savings and Loan Holding Companies

At the present time, Northeast Bancorp is a unitary savings and loan holding company. If we were to acquire a separate subsidiary savings association, we would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which we could engage. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the qualified thrift lender test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than:

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

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (a) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (b) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary with regard to the extent to which they permit interstate savings and loan holding company acquisitions. We currently are not a party to any discussions with any potential acquisition targets which would make us a multiple savings and loan holding company.

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

Gramm-Leach also restricts the power of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," (i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999), such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

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

The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets, provided, however, that savings institutions may include up to 90% of the fair market value of readily marketable purchased mortgage servicing rights included in core capital as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights). For purposes of the tangible capital requirement, adjusted total assets are calculated on the same basis as the leverage limit. As of June 30, 2003, the Bank was in compliance with these requirements. The balances maintain the same manner as core capital, except that all intangible assets must be deducted.

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

The OTS adopted regulations intended to revise their 8% risk-based capital standards discussed above to take into account interest rate risk, concentration of credit risk, and the risk of non-traditional activities. Only savings associations with more than a normal level of interest rate risk are subject to these requirements. Specifically, savings associations with interest rate risk exposure in excess of 2% (measured in accordance with an OTS Model and Guidelines) must deduct an interest rate risk component from total capital prior to calculating their risk-based capital ratios. The interest rate risk component is calculated as one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the market value of the institution's assets. This deduction will have the effect of requiring savings associations with interest rate risk exposure of more than 2% to hold more capital than those with less than 2% exposure. On August 21, 1995, the OTS adopted and approved an appeal process, but delayed the interest rate risk capital deduction indefinitely.

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

The term "portfolio assets" under the QTL test is defined as savings institutions total assets less the sum of: (i) certain intangibles, including goodwill and credit card rights, (ii) properties used to conduct business, and (iii) liquid assets (up to 20% total assets). The following assets may be included as "qualified thrift investments" without limit: (1) domestic residential housing or manufactured housing loans, (2) home equity loans and mortgage backed securities backed by residential housing and manufactured housing loans, (3) FHLB stock, (4) certain obligations of the FDIC and certain other related entities, and (5) education, small business, and credit card loans. In addition, the following assets, which may be included in the aggregate amount of up to 20% of portfolio assets, also constitute qualified thrift investments: (i) 50% of originated residential mortgage loans sold within 90 days of origination, (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities, (iii) 200% of certain loans to, and investment in, low cost one-to-four family housing, (iv) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low-and moderate- income families are not met, (v) other loans for churches, schools, nursing homes and hospitals, and (vi) personal, family, or household loans (other than education, small business, or credit card loans). At June 30, 2003, the Bank maintained approximately 84.3% of its portfolio assets in qualified thrift institutions and satisfied the QTL test in each of the previous 12 months.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies. A savings association may requalify the next time it meets the requirement in nine of the preceding twelve months, but it may requalify only one time. If an institution fails the QTL test and has not yet requalified or converted to a national bank charter, the savings institution is immediately ineligible to receive any new FHLB advances, and is subject to national bank limits for payment of dividends. Further, it may not establish a branch office at any location at which a national bank located in the savings association's state could not establish a branch. In addition, within one year of the loss of QTL status, the holding company of the savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering programs.
  the Secretary of the Department of Treasury has authorized, in conjunction with the other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
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

During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Section 312 and 352 of the USA PATRIOT Act. To date, it has not been possible to predict the impact of the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Branching

Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act, the Bank is authorized to branch on a nationwide basis. Branching by savings associations also is subject to other regulatory requirements, including compliance with the CRA and its implementing regulations.

Transactions with Related Parties

The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with the Bank, including Northeast Bancorp and any non-savings institution subsidiaries) or to make loans to certain insiders of the Bank or Northeast Bancorp, is limited by Sections 23A and 23B of the Federal Reserve Act. OTS regulations prohibit a savings association (a) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Loans to Officers, Directors, and Principal Stockholders

The Bank's authority to extend credit to any of the following persons currently is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board promulgated thereunder:

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

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notices that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of June 30, 2003, the Bank was considered to be well-capitalized.

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

For purposes of assessments of FDIC insurance premiums, the Bank is a well-capitalized institution as of June 30, 2003. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). As of June 30, 2003, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

STATISTICAL DISCLOSURE

The additional statistical disclosure describing the business of the Company and the Banks required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is provided in Item 8b of this Form 10-K.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (including the Exhibits hereto) contains "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, such as statements relating to financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communication made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and upon current expectations, estimates and projections regarding the Company and its industry, our management's belief with respect there to, and certain assumptions made by management. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

a)

general economic conditions becoming less favorable than expected, either nationally or in the markets where the Company or its subsidiaries offer their financial products or services, resulting in, among other things, a deterioration of credit quality or in a decreased demand for the Company's products or services;

b)

competitive pressure in the banking and financial services industry increasing significantly and, more particularly, competition in the Company's market areas as described under "Business -- Market for Services and Competition";

c)

changes in the interest rate environment which reduces margins, including those described under "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" and also may have a negative impact on the Company's interest rate exchange agreement;

d)

the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations".

e)

changes in political conditions or changes occurring in the legislative or regulatory environment, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

f)	the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;
g)	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;
h)	money market and monetary fluctuations, and changes in inflation or in the securities markets;
i)	future acquisitions and the integration of acquired businesses and assets;
j)

changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

k)	the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;
l)	unanticipated litigation, regulatory, or other judicial proceedings;
m)	the success of the Company at managing the risks involved in the foregoing;
n)	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

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

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations," , " - Financial Condition," and " - Risk Management." Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see "Item 1. Business -- Lending Activities."

Item 2. Properties

The principal executive and administrative offices of the Company and the Bank were relocated to 158 Court Street from 232 Center Street, Auburn, Maine in fiscal 2003. This building is owned by the Bank in fee simple and, in addition to the executive offices, houses the commercial and residential real estate loan underwriting functions.

The Bank has 12 branching locations, including the new branch in Portland. The branches located in Augusta, Bethel, Brunswick, Buckfield, Harrison, Lisbon Falls, Mechanic Falls, and Richmond, Maine are owned by the Bank in fee simple. The branches located in Auburn, Portland, South Paris and Lewiston, Maine are leased by the Bank. In addition to the leased branches, the Bank leases a facility in Lewiston, Maine where operations, accounting and training functions are performed and a facility in Falmouth, Maine for the investment division of NEF. These leases have renewal options. In aggregate, branch and other facility leases require payments of $447,000 per year. Certain real property and improvements in Falmouth, Maine, owned in fee simple, was sold in fiscal 2003 when the investment division of NFS. relocated to leased space also in Falmouth. The lease for the facility in Bethel, Maine for the insurance division was terminated in July, 2003 when the staff relocated to the Bank's branch in Bethel. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2003.

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
Name	Age	Position with Company and/or Bank
James D. Delamater	52	President and Chief Executive Officer (1)
Philip C. Jackson	59	Senior Vice President of Bank Trust Operations
Gary Berlucchi	57	Senior Vice President of Bank - Operations
A. Daniel Keneborus	62	Senior Vice President of Bank - Commercial Lending
Marcel Blais	44	Senior Vice President of the Bank - Retail Banking
Robert S. Johnson	51	Chief Financial Officer (1)
Suzanne Carney	36	Clerk

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

Robert S. Johnson has been the Chief Financial Officer of the bank since December 2001. Prior to joining the company he served as Mortgage Controller of Banknorth Group from 1998 to 1999 and as President and Chief Financial Officer of Pepperell Bank & Trust from 1999 to 2001.

Suzanne Carney has been Clerk of the Bank since March 1999 and has been with the company since 1994 in the Accounting Division.

PART II

Item 5. Market Prices of Common Stock and Dividends Paid

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol "NBN". As of the close of business on September 12, 2003, there were approximately 2,576,827 shares of common stock outstanding held by approximately 488 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 2003 and 2002.
2002 - 2003	High	Low	Div Pd
Jul 1- Sep 30	14.99	13.43	.080
Oct 1 - Dec 31	14.90	13.00	.080
Jan 1 - Mar 31	15.20	14.34	.080
Apr 1 - Jun 30	16.55	15.00	.080

2001 - 2002	High	Low	Div Pd
Jul 1- Sep 30	13.20	11.50	.063
Oct 1 - Dec 31	13.00	11.25	.063
Jan 1 - Mar 31	15.25	13.20	.063
Apr 1 - Jun 30	15.25	14.00	.080

On September 12, 2003, the last reported sale price of the Company's Common stock as quoted on AMEX was $16.80. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$ 28,586	$ 31,664	$ 35,800	$ 32,406	$ 26,857
Interest expense	13,769	16,998	21,754	18,352	14,550
Net interest income	14,817	14,666	14,046	14,054	12,307

Provision for loan losses	1,091	842	781	1,072	610
Other operating income (1)	4,615	3,675	2,934	2,451	2,621
Net securities gains	921	547	148	84	95
Other operating expenses (2)	13,530	12,146	10,975	10,543	10,570

Income before income taxes	5,732	5,900	5,372	4,974	3,843
Income tax expense	1,877	2,047	1,888	1,764	1,433

Net income	$ 3,855	$ 3,853	$ 3,484	$ 3,210	$ 2,410
	======	======	======	======	======

Consolidated per share data:
Net income:
Basic	$ 1.46	$ 1.48	$ 1.32	$ 1.17	$ 0.88
Diluted	$ 1.44	$ 1.44	$ 1.30	$ 1.17	$ 0.86
Cash dividends	$ 0.32	$ 0.25	$ 0.25	$ 0.23	$ 0.21
Selected balance sheet data:
Total assets	$ 467,684	$ 442,216	$ 431,298	$ 433,852	$ 364,383
Loans receivable	378,987	374,634	380,483	381,824	318,986
Deposits	318,743	303,198	274,136	259,982	219,364
Borrowings	93,769	93,130	115,222	129,801	104,569
Total stockholders' equity	36,499	34,731	30,445	28,126	26,683
Other ratios:
Return on average assets	0.86%	0.88%	0.80%	0.79%	0.71%
Return on average equity	10.58%	11.73%	11.65%	11.59%	9.18%
Average equity to average total assets	8.11%	7.51%	6.84%	6.85%	7.73%
Common dividend payout ratio	22.22%	17.36%	19.23%	19.66%	24.42%

(1) Includes fees for deposit, investment brokerage, and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition which follows presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") during for the fiscal years ended June 30, 2003, 2002 and 2001. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2003 have been reclassified to conform to the 2003 presentation.

A NOTE ABOUT FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and upon current expectations, estimates, and projections regarding the Company and its industry, our management's belief with respect thereto, and certain assumptions made by our management. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contain a summary of Northeast Bancorp's significant accounting policies. The level of the allowance for loan losses is important to the portrayal of the Company's results of operations and financial condition. The determination of what the loan loss allowance should be requires management to make difficult or subjective judgments, some of which may relate to matters that are inherently uncertain. Actual results may differ materially from these estimates and assumptions. Additional information about this policy can be found in Note 1 to the Consolidated Financial Statements.

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see Asset Quality below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") its primary regulator. We conduct business from our headquarters in Auburn, Maine and, as of June 30, 2003, 13 banking offices all located in Western and South-Central Maine. At June 30, 2003, we had consolidated assets of $467.7 million and consolidated stockholders' equity of $36.5 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. The Bank has offices in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, Richmond, and South Paris, Maine. The Bank's wholly owned subsidiary Northeast Financial Services, Inc. has an office in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. It also has an office in Bethel, Maine where its insurance division offers property and casualty insurance products.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

Our goal is to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase non-interest income from expanded trust, investment and insurance brokerage services, and control the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As part of our growth strategy, Northeast Financial Services, Inc., a wholly owned subsidiary of the Bank, acquired an insurance agency in fiscal 2002.

The Company's profitability is affected by such factors as the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. It is also affected by the level of non-interest income and expenses of Northeast Bancorp and the Bank, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

Economic Conditions

We believe that our market area has generally witnessed a softening in economic growth from late 2001 through early 2003. Although these developments have not materially affected us to date, they did contribute to the increase in nonperforming assets in fiscal 2003. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity, and financial condition. We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2003 and 2002

Overview

For the fiscal 2003, we reported net income of $3,855,318, or $1.44 per diluted share as compared to $3,852,620, or $1.44 per diluted share, for the fiscal 2002, an increase of 0.1%. The improved results were attributable to increased noninterest income and to a lesser extent by increased net interest income, partially offset by increased provision for loan losses and increased noninterest expense. The return on average assets was 0.86% in fiscal 2003 and 0.88% in fiscal 2002. The return on average equity was 10.58% in fiscal 2003 and 11.73% in fiscal 2002. The decrease in our return on average assets and our return on average equity was due to the fact that we experienced virtually flat net income for those periods while average assets and average equity increased.

Net interest income and noninterest income increased 1% and 31%, respectively, during fiscal 2003. The increase in our net interest income was due to an increase in our earning assets, primarily loans. Net interest margin, the ratio of net interest income to average earning assets, declined by 1 basis point to 3.49% in fiscal 2003 from 3.50% in fiscal 2002. Net interest spread, the difference between the yield on earning assets and the cost of funds, increased by 11 basis points to 3.12% in fiscal 2003 from 3.01% in fiscal 2002. This increase was attributable to the decrease in average rates paid on interest-bearing deposits and borrowings, which reduced our cost of funds, but was partially offset by a decrease in the yield on earning assets. Accordingly, both the decrease in our cost of funds and in our yields on earning assets were affected by the general decline in interest rates that resulted from the decision of the Open Market Committee of the Federal Reserve Board to reduce short-term interest rates during the fiscal 2003. The increase in our noninterest income for fiscal 2003 was primarily due to net securities gains, gains on sales of residential real estate loans, investment and insurance commissions, and an increase in the cash surrender value of bank owned life insurance.

Noninterest expense increased 11% during fiscal 2003. This increase was primarily due to increases in salaries and employee benefits and occupancy expense.

Net Interest Income

Net interest income increased by $150,829 or 1% during fiscal 2003 primarily due to increasing lower cost of funds from NOW, money market and savings accounts combined with reduction in interest rates paid on interest-bearing deposits. These lower cost of funds and reduced interest payments resulted in a 92 basis point reduction in the average rates paid on interest-bearing liabilities, more than offsetting the 81 basis points decrease in the yield on earning assets. Average earning assets increased $4.9 million during fiscal 2003 primarily from an increase in average loans of approximately $11.4 million, or 3%, as compared to fiscal 2002. The increase in average loans was primarily due to commercial real estate, commercial, and consumer loans originated during fiscal 2003. Average investment securities decreased by $3.6 million, or 13%, during 2003 to fund loan originations. Average interest-bearing deposits increased by $8.7 million, or 3%, during fiscal 2003 primarily from NOW Express Gold and new money market Maximum Return Sweep accounts. Average repurchase agreements and borrowed funds decreased during fiscal 2003 by $3 million, or 3%. The decrease in borrowings was due to repayments at maturity. Table 1 shows the average balances, yields and rates of assets, liabilities, and net worth of the Company for the past three years. The table below shows the changes from 2002 to 2003 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2003 versus June 30, 2002

	Difference Due to
	Volume	Rate	Total
Investments	$ (142,411)	$ (266,363)	$ (408,774)
Loans, net	877,850	(3,422,591)	(2,544,741)
FHLB deposits & other	(51,961)	(72,748)	(124,709)
Total interest-earning assets	683,478	(3,761,702)	(3,078,224)

Deposits	(324,070)	(2,515,740)	(2,839,810)
Repurchase agreements	(2,130)	(45,580)	(47,710)
Borrowings	(184,161)	(157,372)	(341,533)
Total interest-bearing liabilities	(510,361)	(2,718,692)	(3,229,053)
Net interest income	$ 1,193,839 ==========	$ (1,043,010) ==========	$ 150,829 ==========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities and FHLB advances.

Provision for Loan Losses

The provision for loan losses in fiscal 2003 was $1,090,787, an increase of $248,686, or 30%, compared to fiscal 2002. This increase in the provision for loan losses reflects the higher risk profile of our loan portfolio resulting from the increase in commercial real estate, commercial and consumer loans that were added to our loan portfolio during fiscal 2003. This risk was mitigated by lower net charge-offs, a decrease in classified loans, a decrease in loan delinquency, but negatively affected by the increase in nonaccrual loans. Net charge-offs were $570,787 in fiscal 2003 compared to $1,124,101 in fiscal 2002. This $553,314 decrease, or 49%, was due to decreased gross charge-offs of commercial real estate and commercial loans and higher recoveries. Net charge-offs to average loans outstanding was 0.15% in fiscal 2003 compared to 0.30% in fiscal 2002.

The allowance for loan losses at June 30, 2003 was $4,016,000 as compared to $3,496,000 at June 30, 2002, an increase of $520,000, or 15%. The allowance to total portfolio loans was 1.06% at June 30, 2003 compared to 0.93% at June 30, 2002. The ratio of the allowance for loan losses to nonperforming loans was 220% at June 30, 2003 and 299% at June 30, 2002, reflecting an increase in nonperforming loans. Nonperforming loans were 0.49% of total assets at June 30, 2003 as compared to 0.31% at June 30, 2002. The increase in nonperforming assets was primarily due to an increase in nonperforming commercial real estate and commercial loans contractually past due 90 days or more. Total nonperforming loans increased 56 % from the prior year.

For additional information on the allowance for loan losses, see Critical Accounting Policies above.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2003 and 2002 was $5,535,944 and $4,222,467, respectively, an increase of $1,313,477, or 31% in fiscal 2003. Most of this increase was due to increased fees and service charges on loans, net securities gains, gains on sales of loans, and investment and insurance commission revenue, and the increase in bank owned life insurance cash surrender value.

Fees and service charges on loans of $597,694 increased $9,638 or 2% during fiscal 2003. This increase was attributed to an increase in letter of credit fees and late charges collected on commercial and commercial real estate loans.

Fees for other services to customers of $869,744 increased $40,465 or 5% during fiscal 2003. This increase was due to higher transaction account service fees, overdraft fees, ATM and debit card revenue as compared to fiscal 2002.

Net securities gains of $922,134 increased $375,520 or 69% during fiscal 2003. These gains were primarily from the sale of mortgage backed securities because cash inflows increased from high prepayments. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Write-downs on equity securities of $249,498 and $288,887 which were considered to be other than temporary during fiscal 2003 and 2002, respectively, were included in noninterest expense.

Gains on the sales of loans of $1,049,643 increased $357,002 or 52% during fiscal 2003. The increase was primarily due to the sale of residential real estate loans of $45,800,000 in fiscal 2003 as compared to $26,600,000 in fiscal 2002. Residential real estate loans were sold to reduce interest rate risk.

Investment and insurance commissions of $1,475,980 increased $192,703 or 15% during the fiscal year 2003. The increase was due to increased commissions earned from the third party sale of mutual funds, annuities, stocks, bonds, and life insurance. The full year operation of the insurance division of Northeast Financial Services, Inc. contributed commission revenue of $300,732 in 2003 compared to $77,425 in fiscal 2002.

The increase in the cash surrender value of BOLI contributed $309,780 to our noninterest income for the 2003 fiscal year. The additions to cash surrender value are based an average interest yield of 5.79% guaranteed for the initial policy year ending September 30, 2003. The interest rates on the policies are reset annually to an amount determined by the life insurance companies. Each policy is subject to minimum interest rates. There was no BOLI in 2002.

Other income of $311,640 increased $29,529 or 10% during fiscal 2003. This increase was primarily from trust fee revenue received by the Company.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2003 and 2002 was $13,529,779 and $12,146,326, respectively, an increase of $1,383,453 or 11%. The increase in fiscal 2003 was primarily from an increase in salaries and employee benefits. Our efficiency ratio increased to 66.5% during fiscal 2003 from 64.8% in fiscal 2002.

Salaries and employee benefits expense of $7,601,529 increased $1,019,018 or 15% during the 2003 fiscal year. This increase includes the salary and benefits for 15 staff additions in the commercial banking center in Portland, the investment and insurance divisions of Northeast Financial Services, Inc., the customer call center and staff to support increased commercial and residential real estate loan volume.

Occupancy expense of $1,199,502 increased $275,578 or 30% during the 2003 fiscal year. This increase was primarily from the new leased space for the Portland commercial banking center opened in the fall of 2002, and new space in Falmouth relocating the investment brokerage division of Northeast Financial Services, Inc.

Equipment expense of $909,096 increased $51,275 or 6% during the 2003 fiscal year. This increase was attributable to moving and storage expense and an increase in minor equipment purchases.

Goodwill amortization was unchanged from the Company electing the early adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" on July 1, 2002. The Company replaced the annual amortization with an annual impairment test. There was no impairment based on the test performed at June 30, 2003 and 2002, respectively.

Intangible assets amortization of $265,872 increased $54,594 or 26% during the 2003 fiscal year. The increase was due to a full year in fiscal 2003 of amortization from the customer list and non-compete intangibles acquired recognized in the insurance agency acquisition.

Other expense of $3,553,780 decreased $17,012 or 1% during fiscal 2003. The decrease was primarily due to lower write downs on equity and non-marketable securities in fiscal 2003.

Taxes

The Company's effective tax rate was 32.7% and 34.7% for the fiscal years ended June 30, 2003 and 2002, respectively. The decrease is primarily attributable to non-taxable BOLI income.

Comprehensive Income

The Company's comprehensive income was $3,768,325 and $4,208,501 during 2003 and 2002, respectively. Comprehensive income differed from our net income in 2003 and 2002 due to the change in net unrealized (losses) gains on available for sale securities of $(86,993) and $355,881 in 2003 and 2002, respectively. See the Consolidated Statements of Changes in Shareholders' Equity and Note 18 in the Consolidated Financial Statements for additional information.

Comparison of Fiscal Years Ended June 30, 2002 and 2001

For the 2002 fiscal year, we reported net income of $3,852,620, or $1.44 per diluted share as compared to net income of $3,483,901, or $1.30 per diluted share reported for the 2001 fiscal year, an increase of 11%. Return on average assets and return on average equity were 0.88% and 11.73%, respectively, in 2002 and 0.80% and 11.65%, respectively, in 2001.

Net interest income totaled $14,666,205 during 2002 compared with $14,046,235 in 2001. The increase of $619,970, or 4%, was due from a 118 basis point reduction in the average interest rates paid on interest-bearing liabilities, more than offsetting the 95 basis point decrease in the yield on earning assets. The net interest margin increased to 3.50% in 2002 from 3.33% in 2001. The table below shows the changes from 2001 to 2002 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2002 versus June 30, 2001

	Difference Due to
	Volume	Rate	Total
Investments	$ 173,826	$ (377,391)	$ (203,565)
Loans, net	(904,235)	(2,874,128)	(3,778,363)
FHLB deposits & other	106,396	(260,296)	(153,900)
Total interest-earning assets	(624,013)	(3,511,815)	(4,135,828)

Deposits	620,276	(2,684,811)	(2,064,535)
Repurchase agreements	(119,542)	(276,010)	(395,552)
Borrowings	(1,694,437)	(601,274)	(2,295,711)
Total interest-bearing liabilities	(1,193,703)	(3,562,095)	(4,755,798)
Net interest income	$ 569,690 =========	$ 50,280 =========	$ 619,970 =========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include trust-preferred securities and FHLB advances.

The provision for loan losses was $842,101 in 2002 compared to $780,846 in 2001. The increase of $61,255 or 8% was attributable to the increase in charge-offs during 2002, and mitigated by a decrease in classified and nonaccrual loans and a decrease in total loans. Nonperforming loans decreased $2,458,000 from June 30, 2001 to $1,171,000, or 0.40% of total assets at June 30, 2002. The ratio of the allowance for loan losses to nonperforming loans was 299% in 2002 compared to 104% in 2001. The allowance for loan losses was $3,496,000 at June 30, 2002 a decrease of $282,000, or 7%, from $3,778,000 at June 30, 2001. The allowance for loan losses represented 0.93% of total loans at June 30, 2002 compared to 0.99% at June 30, 2001. Accruing loans 90 days or more past due were $87,000 at June 30, 2002, down $457,000 from the prior year.

Noninterest income was $4,222,467 during 2002 compared to $3,081,705 during 2001. The increase of $1,140,762, or 37%, was due to increased fees and service charges on loans, net securities gains, gains on the sale of loans, and investment and insurance commission revenue.

Noninterest expense was $12,146,326 in 2002 compared to $10,975,264, an increase of $1,171,062 or 11%. This increase was due primarily to salaries and employee benefits. The efficiency ratio, which excludes securities transactions, increased slightly to 64.8% during 2002 compared to 64.0% in 2001.

FINANCIAL CONDITION

The Company's total assets increased $25,467,715, or 6%, to $467,683,632 at June 30, 2003 compared to $442,215,917 at June 30, 2002. This increase was due to loans, investments, and BOLI funded with increased noninterest-bearing and interest-bearing non-maturing deposits, and securities sold under repurchase agreements. Stockholders' Equity totaled $36,499,448 and $34,730,791 at June 30, 2003 and 2002, respectively. The increase of $1,768,657 was due to net income of $3,855,318 and issuance of $28,100 of treasury stock upon the exercise of previously granted stock options. Partially offsetting these increases were the payment of cash dividends of $847,246, a decrease in net unrealized gains on available for sale securities of $86,993 and share repurchases of $1,180,522.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) decreased $1,532,249 to $16,661,632 in fiscal 2003 as compared to $18,193,881 in fiscal 2002. This decrease was due to lower excess cash invested in FHLB overnight deposits.

Investments Securities and Other Earning Assets

The average balance of the available for sale securities portfolio was $25,133,293 and $28,743,239 for fiscal 2003 and fiscal 2002, respectively. The decrease of $3,609,946 was due to the liquidation of the investment portfolio to fund loan growth. The portfolio is comprised of U.S. Government agency and mortgage-backed securities, corporate bonds, and equity securities, with most our investment portfolio consisting of federal agency mortgage-backed securities and short-term federal agency bonds. See Tables 2 and 3 for a detail of available for sale securities and investment maturities, respectively.

All of the Company's securities are classified as available for sale and are carried at fair value at $41,729,122 and $32,440,386 as of June 30, 2003 and 2002, respectively. These securities had net unrealized gains net of taxes of $91,169 and $178,162 at June 30, 2003 and 2002, respectively. See Note 2 to the Consolidated Financial Statements. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes. Unrealized gains and losses, net of related deferred income taxes, are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $386,607,415 in fiscal 2003 compared to $375,226,704 in fiscal 2002. The increase of $11,380,711, or 3% in our average balance of loans at June 30, 2003, was attributable to an increase in commercial real estate and commercial loans and a decrease in residential real estate loans. See Tables 4 and 5 for additional information on the composition of the loan portfolio.

Residential real estate loans averaged $151,641,570 in fiscal 2003 as compared to $170,970,245 in fiscal 2002. The decrease of $19,328,675, or 11%, was attributable to refinancing activity increasing prepayments. As a result of the low interest rate environment, we decided to sell most of the residential real estate loans originated by us into the secondary market. Residential real estate loans were 33% and 43% of the total loan portfolio at June 30, 2003 and 2002, respectively. Of residential real estate loans at June 30, 2003, approximately 35% were variable rate products as compared to 34% at June 30, 2002. The increase in the percentage of variable rate product resulted from holding new variable rate loans in portfolio while selling fixed rate product into the secondary market.

Commercial real estate loans averaged $89,551,090 in fiscal 2003 and $73,603,085 in fiscal 2002. The increase of $15,948,005 or 22% reflects our focus to primarily lend to small businesses within our market areas. This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate. Commercial real estate loans were 26% and 22% of the total loan portfolio at June 30, 2003 and 2002, respectively. Approximately 93% of the commercial real estate loans were variable rate product, minimizing the interest rate risk for this portfolio. At June 30, 2002, approximately 93% of this portfolio also consisted of variable rate product.

Construction loans averaged $8,075,802 in fiscal 2003 and $7,552,655 in fiscal 2002. The increase of $523,147, or 7%, was primarily in commercial construction loans. All construction loans are subject to interest rates based on the prime rate, contractual maturities under 12 months, and disbursements made on construction as completed and verified by inspection.

Commercial loans averaged $57,426,804 in fiscal 2003 and $46,780,721 in fiscal 2002. The increase of $10,646,083, or 23%, reflects additional opportunities with small businesses in our market areas. Commercial loans were 18% and 13% of total loans at June 30, 2003 and 2002, respectively. Variable rate products comprised 63% of this loan portfolio at June 30, 2003, and approximately 53% of this portfolio at June 30, 2002. The increase in variable rate loans reflects our policy to originate commercial loans with interest rates tied to prime rate. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business. The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $77,121,672 in fiscal 2003 and $73,455,823 in fiscal 2002. The increase of $3,665,849, or 5%, is attributable to new indirect recreational vehicle loans. Consumer and other loans comprise 21% and 20% of total loans at June 30, 2003 and 2002, respectively. These loans are mostly fixed rate products. We held $19,655,782 and $17,084,991 of indirect auto loans as of June 30, 2003 and 2002, respectively. We continue to originate indirect auto loans and continue to build relationships with other institutions for future sales of indirect auto loans the Bank originates. Indirect auto, indirect RV and mobile home loans together comprise approximately 93% of total consumer and other loans, an increase from 92% in 2002. The Company underwrites all automobile dealer finance, recreational vehicle and mobile home loans to protect credit quality. The Company pays a nominal one-time origination fee on these loans. The fees are deferred and amortized over the contractual life of the loan as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

Net deferred loan origination costs averaged $2,790,477 in fiscal 2003 and $2,864,175 in fiscal 2002, an increase of $73,698, or 3%.

BOLI was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at September 30, 2002. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offset all or a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18.3% of capital and the allowance for loan losses at June 30, 2003.

Deposits

Average demand deposit accounts were $29,698,516 at June 30, 2003 as compared to $26,826,135 at June 30, in 2002. The increase of $2,872,381, or 11%, is consistent with our focus of increasing consumer and commercial core deposits.

Average interest-bearing deposits increased by $8,708,719 during fiscal 2003 to $277,635,444. Average NOW accounts increased 20% during fiscal 2003 to $64,372,181. This increase of $10,852,769 was attributable to the promotion of Express Gold, a NOW account with tiered interest rates. The average interest rate paid on NOW accounts decreased from 2.41% in fiscal 2002 to 1.49% in fiscal 2003. Average money market accounts increased $12,802,375, or 141%, to $21,902,233 during fiscal 2003 from introducing the Maximum Return Sweep account. This is a sweep account for commercial demand deposit account customers. The Maximum Return Sweep account was no longer offered after March 31, 2003. Customers' requests to collateralize balances above the FDIC insured limit caused us to offer securities sold under repurchase agreements with similar interest rates. The average interest rate paid on money market accounts decreased from 2.19% in fiscal 2002 to 1.65% in fiscal 2003. Average savings accounts increased $2,751,870, or 13%, to $23,253,038 during fiscal 2003. The average interest rate paid on savings accounts decreased from 1.79% in fiscal 2002 to 1.16% in fiscal 2003. Average certificates of deposit decreased $10,808,046, or 7%, to $144,433,705 during fiscal 2003. Our overall funding strategy includes the use of deposits obtained from firms which obtain funds from their customers for deposit with us ("brokered deposits"). These brokered deposits, each a certificate of deposit, averaged $23,674,287 and $30,564,536 during fiscal 2003 and 2002, respectively. Certificates of deposit and brokered deposit comprise time deposits. The average rate paid on time deposits decreased from 4.94% in fiscal 2002 to 3.93% in fiscal 2003. See Table 10 for the scheduled maturities of time deposit of $100,000 or more.

Other Funding Sources

The Company's source of funding other than deposits are securities sold under repurchase agreements and Federal Home Loan Bank (FHLB) advances. Average securities sold under repurchase agreements during fiscal 2003 were $9,710,237, compared to $9,857,892 during fiscal 2002. This liability was collateralized by federal agency mortgage-backed and agency securities. See Note 10 to the Consolidated Financial Statements.

Average FHLB borrowings for fiscal 2003 were $85,646,652, compared to $88,724,286 in fiscal 2002. The decrease of $3,077,634, or 3%, was attributed to repayment of FHLB borrowings at maturity using funds from deposits. These borrowings had an average cost of 5.58% during fiscal 2003 compared to 5.77% during fiscal 2002. At June 30, 2003 and 2002, FHLB borrowings amounted to $86,595,570 and $85,956,608, respectively. The Company had no additional borrowing capacity with the FHLB at June 30, 2003. On July 1, 2003, the Bank paid down an FHLB advance of $3,045,000 and added $5 million in securities to a separate safekeeping account pledged to collateralize FHLB advances. Management intends to maintain available FHLB borrowing capacity by continuing to add securities to this safekeeping account. See Note 9 to the Consolidated Financial Statements.

ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2003 and 2002, the allowance for loan losses was $4,016,000 and $3,496,000, respectively. The allowance for loan losses as a percentage of total loans was 1.06% and 0.93% at June 30, 2003 and 2002, respectively. The increase in the allowance for loan losses was attributed to a mix change in the Bank's loan portfolio increasing commercial and consumer loans which have a higher risk profile.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $360,000 and $0 at June 30, 2003 and 2002, respectively.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/03	06/30/02	06/30/01	06/30/00
1.09%	1.03%	1.53%	0.85%

Non-performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and repossessed assets. Total non-performing assets as a percentage of total assets were 0.41% at June 30, 2003 and 0.40% at June 30, 2002. See Table 8 for a summary of non-performing assets for the last five years.

Total non-performing loans were $1,829,000 and $1,171,000 at June 30, 2003 and 2002, respectively. The increase of $658,000, or 56%, was attributable primarily to the commercial real estate and commercial loans. Non-performing loans as a percentage of total loans were 0.49% and 0.31% at June 30, 2003 and 2002, respectively. The allowance for loan losses was equal to 220% and 299% of total non-performing loans at June 30, 2003 and 2002, respectively. The following table represents the non-performing loans as of June 30, 2003 and 2002.

Description	June 30, 2003	June 30, 2002
Residential real estate	$ 568,000	$ 486,000
Commercial real estate	585,000	330,000
Commercial loans	600,000	183,000
Consumer and other	76,000	172,000
Total non-performing	$ 1,829,000 =========	$ 1,171,000 =========

At June 30, 2003, non-performing loans included $633,202 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 0.92% and 1.00% for June 30, 2003 and 2002 respectively.

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

Net charge-offs were $570,787 during 2003 compared to $1,124,101 in 2002. Net charge-offs as a percentage of average loans outstanding were 0.15% and 0.30% in 2003 and 2002, respectively. The decrease of $553,314 was due to lower gross charge-offs in commercial real estate loans and higher recoveries. See Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problems Loans

Commercial real estate and commercial loans are periodically evaluated under a seven point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had classified commercial real estate and commercial loans totaling $2,328,600 and $3,076,800 at June 30, 2003 and 2002, respectively as substandard or lower on our risk rating system. At June 30, 2003, this amount includes $1,185,000 of non-performing commercial real estate and commercial loans. The remaining $1,143,600 of commercial real estate and commercial loans classified as substandard at June 30, 2003 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. No such adjustments were proposed by the Office of Thrift Supervision based on their 2003 examination.

At June 30, 2003, the Company had acquired assets of $96,756 compared to $586,642 at June 30, 2002. The decrease of $489,886 was due to a decrease in real estate owned, in-substance foreclosure and repossessed vehicles. The Bank has an allowance for losses on acquired assets. It was established to provide for declines in market values and estimated selling costs. The Company provided for the allowance through a charge against earnings of $56,000 and $24,000 for the years ending June 30, 2003 and 2002, respectively. See Note 5 of the Consolidated Financial Statements for additional information. Management periodically receives independent appraisals on acquired assets. As a result of this review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

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

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. Recently the focus has been to originate adjustable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans. Adjustable rate residential real estate loans are originated for the loan portfolio. Fixed rate residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto and recreational vehicle loans, are primarily originated with fixed rates. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched. The balance sheet is slightly asset sensitive.

The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 2003, with comparative summary balances for the period ended June 30, 2002. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty-four months. The Company's assets and liabilities that do not have a stated maturity date, such as cash equivalents and certain deposits, are considered to be long term in nature and are reported in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The loan information in the table reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows: fiscal year 2004 $138,454,162, fiscal year 2005 $17,210,907, fiscal year 2006 $7,716,303, fiscal year 2007 $7,004,843, and fiscal year 2008 $12,284,911. In the fiscal years after 2008 there are no variable rate loans repricing. The weighted average interest rates for the various assets and liabilities presented are actual as of June 30, 2003.

Market Risk
June 30, 2003
($ In Thousands)

	Expected Maturity Date
								2003		2002
	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08	There- after	2003 Total	Fair Value	2002 Total	Fair Value

Financial Assets:

Interest Bearing Deposits
Variable Rate	$ --	$ --	$ --	$ --	$ --	$ 2,186	$ 2,186	$ 2,186	$ 4,406	$ 4,406
Weighted Average Interest Rate	--	--	--	--	--	0.94%	0.94%		1.69%
Available for Sale Securities	3,581	2,213	7,431	9,665	11,825	6,876	41,591	41,729	32,170	32,440
Weighted Average Interest Rate	5.27%	4.66%	2.90%	3.15%	3.94%	4.71%	3.85%		5.43%
FHLB Stock (1)	--	--	--	--	--	6,645	6,645	6,645	6,645	6,645
Weighted Average Interest Rate	--	--	--	--	--	3.15%	3.15%		3.75%
Loans Held For Sale
Fixed Rate	3,383	--	--	--	--	--	3,383	3,435	611	643
Weighted Average Interest Rate	5.37%	--	--	--	--	--	5.37%		7.19%
Loans
Fixed Rate Loans	17,044	19,505	24,496	30,270	33,126	69,645	194,086	206,570	207,825	218,776
Weighted Average Interest Rate	8.01%	8.56%	8.55%	8.21%	7.92%	8.80%	8.43%		8.87%
Variable Rate Loans	49,040	16,466	18,805	23,928	22,140	50,506	180,885	180,744	163,313	159,492
Weighted Average Interest Rate	5.19%	5.59%	5.74%	5.73%	5.74%	5.99%	5.65%		6.64%
Interest Receivable	1,933	--	--	--	--	--	1,933	1,933	2,229	2,229

Financial Liabilities:

NOW/Money Market/Savings	--	--	--	--	--	119,676	119,676	119,676	101,370	101,370
Weighted Average Interest Rate	--	--	--	--	--	1.12%	1.12%		1.92%
Time Deposits	83,435	38,167	12,868	17,896	12,479	66	164,911	168,887	173,575	176,037
Weighted Average Interest Rate	3.13%	3.12%	3.62%	4.76%	3.71%	5.63%	3.39%		4.29%
Repurchase Agreements
Fixed Rate	16,102	--	--	--	--	--	16,102	16,102	8,872	8,872
Weighted Average Interest Rate	1.07%	--	--	--	--	--	1.07%		1.15%
FHLB Advances
Fixed Rate	19,733	16,113	27,000	--	16,750	7,000	86,596	90,821	85,957	88,364
Weighted Average Interest Rate	5.10%	4.60%	6.70%	--	4.35%	4.80%	5.34%		5.54%
Junior Subordinated Debentures
Fixed Rate	--	--	--	--	--	7,173	7,173	7,583	7,173	7,788
Weighted Average Interest Rate	--	--	--	--	--	9.60%	9.60%		9.60%

(1)	FHLB stock does not have a market; therefore, its fair value is unknown.

The fair values of interest-bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown, however, shares are bought and sold at par. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximates the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of trust preferred securities is based on comparisons to similar contracts at year-end.

There have been no substantial changes in the Company's market risk from the preceding year, other than the fair value of the Company's loans. The fair value of the Company's loans improved at June 30, 2003 when compared to June 30, 2002. As interest rates decreased during the fiscal year, the loan portfolio improved in value due to the fixed coupon rates in the portfolio being higher than current market rates.

LIQUIDITY

On a parent company only basis, our commitments and debt service requirements at June 30, 2003 consisted of junior subordinated debentures issued to NBN Capital Trust in connection with the issuance of $7,172,998 in 9.60% trust preferred securities due December 31, 2029. See Note 20 to the Consolidated Financial Statements. NBN Capital is a wholly-owned subsidiary of the Company and was formed for the purpose of raising funds for the Bank. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations and borrowings from public and private sources. For information on the restrictions on the payment of dividends by our banking subsidiary see Note 11 to the Consolidated Financial Statements.

For our banking subsidiary, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commitments. Liquidity risk is the danger that a bank cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank's ability to meet liquidity needs, including variation in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

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

At June 30, 2003, our banking subsidiary had $91 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This represented 20% of total assets, compared to a policy minimum of 10%.

CAPITAL

At June 30, 2003 and 2002, stockholders' equity totaled $36,499,448 and $34,730,791 respectively, or 7.80% and 7.85% of total assets, respectively. In addition, we had on these dates $7,172,998 of junior subordinated debentures which mature in 2029 and qualify as Tier 1 Capital. See Note 20 to the Consolidated Financial Statements. The changes in stockholders' equity include net income for the year ended June 30, 2003 of $3,855,318 and treasury stock issued for $28,100 from the exercise of stock options, which were partially offset by dividend payments of $847,246, net unrealized loss on available for sale securities of $86,993, and stock repurchases of $1,180,522, representing 73,385 shares with an average cost of $16.09 per share. See Note 11 to the Consolidated Financial Statements for additional information on capital ratios.

In December 1999, the Company's Board of Directors approved a plan to repurchase up to $2,000,000 of its common stock. An additional repurchase of $2,000,000 of its common stock was approved by the Company's Board of Directors in May 2001. Under the common stock repurchase plans, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value. As of June 30, 2003, the Company had repurchased $2,516,340 of its common stock. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on diluted earnings per share during 2003 and 2002, by reducing the number of common stock shares outstanding.

Regulatory capital guidelines require the Bank to maintain certain capital ratios. The Bank's Tier 1 Capital was $40,303,000 or 8.65% of total assets at June 30, 2003 compared to $38,063,000 or 8.65% of total assets at June 30, 2002. We are also required to maintain capital ratios based on the level of assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 11 on the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments as of June 30, 2003 are summarized in Note 16 on the Consolidated Financial Statements.

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

IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued the following statements and interpretations affecting the Company:

FASB issued Statement of Financial Accounting Standard (SFAS) No. 143 Accounting for Asset Retirement Obligations effective after June 15, 2002. SFAS 143 applies to the legal obligation associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset. This standard is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

SFAS No. 145 Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections was issued in April, 2002. SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. It also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was effective after December 31, 2002. SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

SFAS No. 147 Acquisition of Certain Financial Institutions-an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 was effective October 1, 2002. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure was issued December, 2002. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based compensation, including stock options. The Statement also amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in the both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic method of accounting for stock options.

SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation, earnings per share or cash flows.

SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity is effective for financial instruments entered into or modified after May 31, 2003 and for contract in existence at the start of the first interim period after June 15, 2003. This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of it own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares, be classified as liabilities. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others requires the recording at fair value of the issuance of guarantees which would include the issuance of standby letters of credit. The initial recognition and measurement provision apply to guarantees issued or modified after December 31. 2002. The pronouncement is not expected to have a material effect on the Company.

FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51is effective immediately for variable interest entities (VIEs) created after January 31, 2003 and is effective beginning July 1, 2003 for VIEs created prior to the issuance of the interpretation. Interpretation No. 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. Like other bank holding companies, we are evaluating whether trusts established prior to the adoption of Interpretation No. 46 to issue preferred securities which are included in Tier 1 capital for regulatory purposes may continue to be treated as consolidated subsidiaries under Interpretation No. 46 after July 1, 2003. We expect that the Company's preferred securities will be moved on the balance sheet to liabilities from it current presentation above stockholders' equity.

Item 7 A.	Quantitative and Qualitative Disclosure about Market Risk

See Item 7 of our Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks" and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data
a.	Financial Statements Required by Regulation S-X

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of Northeast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes
Portland, Maine	Baker Newman & Noyes
August 1, 2003	Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2003 and 2002

ASSETS
	2003	2002
Cash and due from banks	$ 16,621,692	$ 14,343,009
Interest bearing deposits	656,227	674,083
Federal Home Loan Bank overnight deposits (note 9)	1,530,000	3,732,000
Total cash and cash equivalents	18,807,919	18,749,092

Available for sale securities, at market value (notes 2, 9 and 10)	41,729,122	32,440,386
Loans held for sale	3,382,719	611,210

Loans receivable (notes 3 and 9):
Mortgage loans:
Residential real estate	125,436,951	159,566,886
Construction	9,299,302	11,084,462
Commercial real estate	97,853,671	80,423,303
Total mortgage loans	232,589,924	251,074,651

Commercial loans	67,585,418	48,535,162
Consumer and other loans	78,235,230	74,267,760
	378,410,572	373,877,573
Undisbursed portion of construction loans	(2,098,837)	(2,126,410)
Net deferred loan origination costs	2,675,053	2,882,956
	378,986,788	374,634,119

Less allowance for loan losses (note 3)	4,016,000	3,496,000

Net loans	374,970,788	371,138,119

Premises and equipment - net (note 4)	3,950,757	4,150,197
Acquired assets - net (note 5)	96,756	586,642
Accrued interest receivable - loans	1,705,993	1,951,997
Accrued interest receivable - investments	226,595	276,896
Federal Home Loan Bank stock, at cost (note 9)	6,644,500	6,644,500
Goodwill, net of accumulated amortization of Goodwill, net of accumulated amortization of $1,067,373 in 2003 and 2002 (note 6)	407,897	407,897
Intangible assets, net of accumulated amortization of $1,620,882 in 2003 and $1,355,010 in 2002 (note 7)	583,846	849,718
Bank owned life insurance (BOLI)	7,429,821	-
Due from broker	3,091,672	-
Other assets (notes 14 and 20)	4,655,247	4,409,263
Total assets	$ 467,683,632 =========	$ 442,215,917 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002
Liabilities:
Deposits (note 8):
Demand	$ 34,156,534	$ 28,252,757
NOW	68,078,750	62,468,856
Money market	25,570,052	15,879,962
Regular savings	26,026,860	23,021,132
Brokered time deposits	27,693,306	24,463,179
Certificates of deposit under $100,000	105,573,070	117,688,983
Certificates of deposit $100,000 or more	31,644,376	31,422,777
Total deposits	318,742,948	303,197,646

FHLB borrowings (note 9)	86,595,570	85,956,608
Securities sold under repurchase agreements (note 10)	16,102,418	8,871,642
Other liabilities	2,570,250	2,286,232
Total liabilities	424,011,186	400,312,128

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (note 20)	7,172,998	7,172,998

Commitments and contingent liabilities (notes 14, 15 and 16)

Stockholders' equity (notes 2, 11, 12, 14 and 15):
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $1 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,576,827 and 2,647,712 shares outstanding at June 30, 2003 and 2002, respectively	2,786,095	2,786,095
Additional paid-in capital	10,381,692	10,374,285
Retained earnings	25,756,832	22,748,760
Accumulated other comprehensive income	91,169	178,162
Treasury stock, 209,268 and 138,383 shares at June 30, 2003 and 2002, respectively, at cost	(2,516,340)	(1,356,511)
Total stockholders' equity	36,499,448	34,730,791
Total liabilities and stockholders' equity	$ 467,683,632 =========	$ 442,215,917 =========

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2003, 2002 and 2001
	2003	2002	2001
Interest and dividend income:
Interest on loans	$ 27,107,000	$ 29,651,741	$ 33,430,104
Interest on Federal Home Loan Bank overnight deposits	61,104	181,580	320,846
Interest and dividends on available for sale securities	1,183,020	1,525,931	1,532,659
Dividends on Federal Home Loan Bank stock	226,850	292,713	489,550
Other interest and dividend income	7,905	12,138	26,772
Total interest and dividend income	28,585,879	31,664,103	35,799,931

Interest expense:
Deposits (note 8)	8,189,340	11,029,150	13,093,685
Repurchase agreements	96,568	144,278	539,830
Borrowed funds	4,776,856	5,118,389	7,414,100
Trust preferred securities	706,081	706,081	706,081
Total interest expense	13,768,845	16,997,898	21,753,696

Net interest income before provision for loan losses	14,817,034	14,666,205	14,046,235

Provision for loan losses (note 3)	1,090,787	842,101	780,846

Net interest income after provision for loan losses	13,726,247	13,824,104	13,265,389

Noninterest income:
Fees and service charges on loans	597,694	588,056	320,705
Fees for other services to customers	869,744	829,279	793,055
Net securities gains (note 2)	922,134	546,614	134,875
(Loss) gain on trading activities	(671)	489	12,867
Gain on sales of loans	1,049,643	692,641	393,018
Investment and insurance commissions	1,475,980	1,283,277	1,045,268
Increase in cash surrender value of BOLI	309,780	-	-
Other income	311,640	282,111	381,917
Total noninterest income	5,535,944	4,222,467	3,081,705

Noninterest expense:
Salaries and employee benefits (note 15)	$ 7,601,529	$ 6,582,511	$ 5,661,743
Occupancy expense	1,199,502	923,924	872,220
Equipment expense	909,096	857,821	913,021
Goodwill amortization (note 6)	-	-	101,975
Intangible assets amortization	265,872	211,278	172,284
Other (notes 2 and 13)	3,553,780	3,570,792	3,254,021
Total noninterest expense	13,529,779	12,146,326	10,975,264

Income before income taxes	5,732,412	5,900,245	5,371,830
Income tax expense (note 14)	1,877,094	2,047,625	1,887,929
Net income	$ 3,855,318 =======	$ 3,852,620 =======	$ 3,483,901 ========

Earnings per common share (notes 12 and 15):
Basic	$ 1.46	$ 1.48	$ 1.32
Diluted	$ 1.44	$ 1.44	$ 1.30

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2003, 2002 and 2001
	Common Stock	Additional Paid-in Capital
Balance at June 30, 2000	$ 2,786,095	$ 10,265,909
Net income	-	-
Other comprehensive income net of tax:
Net unrealized gains on investments available for sale, net of reclassification adjustment (note 18)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 112,499 shares	-	-
Stock options exercised	-	1,158
Dividends on common stock at $0.25 per share	-	-

Balance at June 30, 2001	2,786,095	10,267,067

Net income	-	-
Other comprehensive income net of tax:
Net unrealized gains on investments available for sale, net of reclassification adjustment (note 18)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 1,398 shares	-	-
Stock options exercised	-	(7,326)
Dividends on common stock at $0.25 per share	-	-
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 7)	-	114,544

Balance at June 30, 2002	2,786,095	10,374,285

Net income	-	-
Other comprehensive income net of tax:
Net unrealized losses on investments available for sale, net of reclassification adjustment (note 18)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 73,385 shares	-	-
Stock options exercised	-	7,407
Dividends on common stock at $0.32 per share	-	-

Balance at June 30, 2003	$ 2,786,095 ========	$ 10,381,692 ========

See accompanying notes.

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$ 16,722,474	$ (776,174)	$ (871,826)	$ 28,126,478
3,483,901	-	-	3,483,901

-	598,455	-	598,455
-	-	-	4,082,356

-	-	(1,125,257)	(1,125,257)
-	-	21,786	22,944
(661,504)	-	-	(661,504)

19,544,871	(177,719)	(1,975,297)	30,445,017

3,852,620	-	-	3,852,620

-	355,881	-	355,881
-	-	-	4,208,501

-	-	(16,981)	(16,981)
-	-	465,532	458,206
(648,731)	-	-	(648,731)

-	-	170,235	284,779

22,748,760	178,162	(1,356,511)	34,730,791

3,855,318	-	-	3,855,318

-	(86,993)	-	(86,993)
-	-	-	3,768,325

-	-	(1,180,522)	(1,180,522)
-	-	20,693	28,100
(847,246)	-	-	(847,246)
$ 25,756,832 =========	$ 91,169 =========	$ (2,516,340) =========	$ 36,499,448 =========

NORTHEAST BANCORP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$ 3,855,318	$ 3,852,620	$ 3,483,901
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,090,787	842,101	780,846
Provision for losses on acquired assets	56,000	24,000	24,000
Write-down of investment securities	66,832	257,187	105,643
Deferred income tax (benefit) expense	(34,667)	163,023	(274,481)
Increase in cash surrender value of BOLI	(309,780)	-	-
Depreciation of premises and equipment	588,877	583,400	701,830
Amortization of goodwill	-	-	101,975
Amortization of intangible assets	265,872	211,278	172,284
Net gain on sale of available for sale securities	(922,134)	(546,614)	(134,875)
Net gain on sales of loans	(1,049,643)	(692,641)	(393,018)
Originations of loans held for sale	(49,127,483)	(25,888,420)	(13,008,894)
Proceeds from sale of loans held for sale	45,894,661	26,600,687	12,155,643
Other	252,642	22,310	(89,157)
Change in other assets and liabilities:
Interest receivable	296,305	173,931	890
Other assets and liabilities	96,787	(562,821)	(215,082)

Net cash provided by operating activities	1,020,374	5,040,041	3,411,505

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	26,171,196	13,931,845	604,650
Purchases of available for sale securities	(42,689,054)	(30,804,586)	(1,589,596)
Proceeds from maturities and principal payments on available for sale securities	4,836,934	5,383,749	4,907,123
Proceeds from sale of portfolio loans	366,438	6,645,499	5,488,691
Net increase in loans	(4,884,056)	(2,052,873)	(4,880,739)
Purchases of premises and equipment	(531,194)	(603,610)	(433,658)
Proceeds from sale of premises and equipment	141,757	-	-
Proceeds from sale of acquired assets	1,331,101	490,457	382,645
Purchase of BOLI	(7,120,041)	-	-
Cash paid in connection with acquisition of Kendall Insurance, Inc. (note 7)	-	(284,785)	-

Net cash (used) provided by investing activities	(22,376,919)	(7,294,304)	4,479,116

Cash flows from financing activities:
Net increase in deposits	15,545,302	29,061,868	14,153,966
Net borrowings (repayments) from the Federal Home Loan Bank	638,962	(22,092,115)	(14,579,082)
Net increase (decrease) in repurchase agreements	7,230,776	52,843	(4,291,366)
Dividends paid	(847,246)	(648,731)	(661,504)
Treasury stock purchased	(1,180,522)	(16,981)	(1,125,257)
Issuance of common stock and treasury stock sold	28,100	458,206	22,944

Net cash provided (used) by financing activities	21,415,372	6,815,090	(6,480,299)

Net increase in cash and cash equivalents	58,827	4,560,827	1,410,322

Cash and cash equivalents, beginning of year	18,749,092	14,188,265	12,777,943

Cash and cash equivalents, end of year	$ 18,807,919 =======	$ 18,749,092 ========	$ 14,188,265 ========

Supplemental schedule of cash flow information:
Interest paid	$ 13,827,252	$ 17,104,899	$ 21,696,449
Income taxes paid	1,943,800	1,940,200	2,101,500

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$ 897,215	$ 716,022	$ 513,712
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 7)	-	284,779	-
Change in valuation allowance for unrealized losses (gains) on available for sale securities, net of tax	86,993	(355,881)	(598,455)
Net change in deferred taxes for unrealized losses (gains) on available for sale securities	44,815	(183,333)	(308,295)

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

Northeast Bancorp provides a full range of banking services to individual and corporate customers throughout south-central and western Maine through its wholly-owned subsidiary, Northeast Bank, F.S.B. The bank is subject to competition from other financial institutions. The bank is subject to the regulations of the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS) and undergoes periodic examinations by the OTS.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2003, the reserve balance was approximately $5,832,000.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost. This is a restricted investment.

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 2003 and 2002. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

The Company sells loans both on a servicing released and servicing retained basis. The Company recognizes as separate assets the rights to service mortgage loans for others, and performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans.

The Company's mortgage servicing rights asset at June 30, 2003 and 2002 was approximately $558,000 and $448,000, respectively, and is included in other assets in the consolidated statements of financial position. The fair value of mortgage servicing rights approximates carrying value. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

The allowance is an amount that management believes will be adequate to absorb loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current economic conditions that may affect the borrowers' ability to repay.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $233,000, $253,000, and $286,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

At June 30, 2003, the Company has stock-based employee compensation plans, which are described more fully in note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
Years Ended June 30,
	2003	2002	2001
Net income, as reported	$ 3,855,318	$ 3,852,620	$ 3,483,901
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(214,507)	(115,920)
Pro forma net income	$ 3,855,318	$ 3,638,113	$ 3,367,981
	========	========	========
Earnings per share:
Basic - as reported	1.46 =======	1.48 =======	1.32 =======
Basic - pro forma	1.46 =======	1.40 =======	1.27 =======
Diluted - as reported	1.44 =======	1.44 =======	1.30 =======
Diluted - pro forma	1.44 =======	1.36 =======	1.26 =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	-	1.9%	1.9%
Expected volatility	-	26.5%	28.0%
Risk-free interest rates	-	4.8%	5.4%
Expected lives	-	8 years	8 years

There were no stock options granted in 2003. The Company's stock options immediately vest upon being granted. The weighted-average fair values of options granted during 2002 and 2001 were $4.21 and $2.86, respectively.

Comprehensive Income

Accumulated other comprehensive income or loss consists solely of unrealized gains or losses on investment securities available for sale net of related income taxes.

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and certain residential mortgage loan commitments for resale into the secondary market. The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at any one time is immaterial to the Company's financial position, liquidity, or results of operations.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company. As of June 30, 2003, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $47,000,000.

2.   Available for Sale Securities

A summary of the cost and approximate fair values of available for sale securities at June 30, 2003 and 2002 follows:
	2003		2002
	Cost	Fair Value	Cost	Fair Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 18,553,557	$ 18,601,194	$ 12,088,598	$ 12,176,875
Corporate bonds	-	-	149,938	154,125
Mortgage-backed securities	21,466,317	21,629,581	18,448,558	18,912,078
Equity securities	1,571,114	1,498,347	1,483,350	1,197,308
	$ 41,590,988 ========	$ 41,729,122 ========	$ 32,170,444 ========	$ 32,440,386 ========

The gross unrealized gains and unrealized losses on available for sale securities are as follows:
	2003		2002
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 85,055	$ 37,418	$ 88,277	$ -
Corporate bonds	-	-	4,187	-
Mortgage-backed securities	184,994	21,730	463,520	-
Equity securities	121,760	194,527	6,669	292,711
	$ 391,809 =======	$ 253,675 =======	$ 562,653 =======	$ 292,711 =======

At June 30, 2003, mortgage-backed and agency securities with a market value of approximately $22,395,000 were pledged as collateral to secure outstanding repurchase agreements.

Included in accumulated other comprehensive income as an adjustment to stockholders' equity are the following:
	2003	2002
Net unrealized gains	$ 138,134	$ 269,942
Net of the deferred tax effect	(46,965)	(91,780)
	$ 91,169 ======	$ 178,162 ======

The cost and fair values of available for sale securities at June 30, 2003, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value
Debt securities
Due after one year through five years	$ 17,563,520	$ 17,621,194
Due after ten years	990,037	980,000
	18,553,557	18,601,194
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	21,466,317	21,629,581
Equity securities	1,571,114	1,498,347
	$ 41,590,988 ========	$ 41,729,122 ========

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2003, were $923,051 and $917, respectively, for the year ended June 30, 2002, were $559,390 and $12,776, respectively, and for the year ended June 30, 2001, were $134,875 and $0, respectively.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. During the years ended June 30, 2003, 2002 and 2001, write-downs of available for sale securities were $66,832, $257,187 and $105,643, respectively, and are included in other expense in the consolidated statements of income.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine. However, the Company does purchase residential mortgage loans in the open market out of this geographical area when management believes this is prudent. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Also, the Company participates in indirect lending arrangements for automobile, equipment, mobile home and recreational vehicle loans. The Company's indirect lending activities are conducted throughout the State of Maine, but are concentrated in south-central and western Maine. Most loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $4,239,854 and $3,527,236 at June 30, 2003 and 2002, respectively. In 2003, new loans and advances granted to related parties totaled $7,547,955 payments and reductions amounted to $6,835,337.

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $221,000 and $290,500 at June 30, 2003 and 2002, respectively.

Activity in the allowance for loan losses was as follows:
	Years Ended June 30,
	2003	2002	2001
Balance at beginning of year	$ 3,496,000	$ 3,778,000	$ 3,498,000
Provision charged to operating expenses	1,090,787	842,101	780,846

Loans charged off	(971,383)	(1,332,116)	(744,345)
Recoveries on loans previously charged off	400,596	208,015	243,499

Net loans charged off	(570,787)	(1,124,101)	(500,846)

Balance at end of year	$ 4,016,000 =======	$ 3,496,000 =======	$ 3,778,000 =======

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

The following table summarizes information about impaired loans at or for the years ended:
	2003	2002	2001
Impaired loans	$ 1,165,132	$ 459,005	$ 3,311,240
Impaired loans with related allowances	573,068	171,992	1,987,699
Allowances on impaired loans	320,000	10,000	515,704

Average balance of impaired loans during the year	1,189,177	980,976	1,963,065
Interest recognized on impaired loans	23,775	7,640	36,781

Loans on nonaccrual status, including impaired loans described above, at June 30, 2003 and 2002, totaled approximately $1,829,000 and $1,171,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2003, 2002 and 2001, totaled approximately $65,000, $66,000 and $287,000, respectively. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, mortgage loans of approximately $49,174,000, $43,871,000 and $48,540,000 at June 30, 2003, 2002 and 2001, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2003 and 2002, are summarized as follows:
	2003	2002
Land	$ 982,914	$ 1,025,440
Buildings	2,161,691	2,240,667
Leasehold and building improvements	1,538,128	1,507,833
Furniture, fixtures and equipment	4,739,047	4,271,488

	9,421,780	9,045,428
Less accumulated depreciation	5,471,023	4,895,231

Net premises and equipment	$ 3,950,757 =======	$ 4,150,197 =======

Depreciation of premises and equipment, included in occupancy and equipment expense, was $588,877, $583,400 and $701,830 for the years ended June 30, 2003, 2002 and 2001, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:
	2003	2002
Real estate properties acquired in settlement of loans and other acquired assets	$ 107,415	$ 603,090
Less allowance for losses	10,659	16,448
	$ 96,756 ======	$ 586,642 ======

Activity in the allowance for losses on acquired assets was as follows:
	2003	2002	2001
Balance at beginning of year	$ 16,448	$ 21,194	$ 28,455
Provision for losses on acquired assets	56,000	24,000	24,000
Write-downs	(61,789)	(28,746)	(31,261)

Balance at end of year	$ 10,659 ======	$ 16,448 ======	$ 21,194 ======

6.   Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, on July 1, 2001. The most substantive effect on the Company is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized but will be tested for impairment on a periodic basis.

Northeast Bancorp operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Company determined that the estimated fair value of the assets and liabilities of Northeast Bancorp (the reporting unit) exceeded the carrying value, including goodwill, at June 30, 2003 and 2002, and therefore no impairment has been experienced. Accordingly, the Company has discontinued the annual amortization of $101,975.

The following schedule presents the impact of adoption of FASB 142 for the periods indicated:
	For the Years Ended June 30,
	2003	2002	2001
Reported net income	$ 3,855,318	$ 3,852,620	$ 3,483,901
Add back goodwill amortization	-	-	101,975

Adjusted net income	$ 3,855,318 ========	$ 3,852,620 ========	$ 3,585,876 ========

Basic earnings per share:
Reported net income	$ 1.46	$ 1.48	$ 1.32
Goodwill amortization	-	-	0.03

Adjusted basic earnings per share	$ 1.46 ========	$ 1.48 ========	$ 1.35 ========

Diluted earnings per share:
Reported net income	$ 1.44	$ 1.44	$ 1.30
Goodwill amortization	-	-	0.04

Adjusted diluted earnings per share	$ 1.44 ========	$ 1.44 ========	$ 1.34 ========

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

8.   Deposits

Deposits at June 30 are summarized as follows:
	Weighted Average Rate at June 30, 2003	2003		2002
		Amount	Percent	Amount	Percent
Demand	0.00%	$ 34,156,534	10.7%	28,252,757	9.3%
NOW	0.95	68,078,750	21.4	62,468,856	20.6
Money market	1.17	25,570,052	8.0	15,879,962	5.2
Regular savings	1.52	26,026,860	8.2	23,021,132	7.6
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.99	556,074	0.2	-	-
1.00 - 3.75%	2.37	95,866,182	30.1	45,123,629	14.9
3.76 - 5.75%	4.73	64,849,150	20.3	112,784,269	37.2
5.76 - 7.75%	6.58	3,639,346	1.1	15,667,041	5.2

	2.44% =====	$ 318,742,948 ========	100.0% =====	$303,197,646 ========	100.0% =====

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:
	2004	2005	2006	2007	2008	Thereafter
Less than 1.00%	$ 546,022	$ 10,052	$ -	$ -	$ -	$ -
1.00 - 3.75%	51,441,828	25,694,177	7,900,099	2,982,206	7,847,872	-
3.76 - 5.75%	30,764,738	10,077,850	4,588,007	14,746,072	4,630,736	41,747
5.76 - 7.75%	682,629	2,384,869	380,208	167,197	-	24,443
	$ 83,435,217 =======	$ 38,166,948 =======	$ 12,868,314 =======	$ 17,895,475 =======	$ 12,478,608 =======	$ 66,190 =======

Interest expense on deposits for the years ended June 30, 2003, 2002 and 2001 is summarized as follows:
	2003	2002	2001
NOW	$ 958,230	$ 1,291,733	$ 864,359
Money market	360,632	199,454	178,334
Regular savings	269,458	365,729	484,288
Certificates of deposit and brokered time deposits	6,601,020	9,172,234	11,566,704

	$ 8,189,340 ========	$ 11,029,150 ========	$ 13,093,685 =======

9.    Federal Home Loan Bank Borrowings

A summary of borrowings from the Federal Home Loan Bank are as follows:

June 30, 2003
Principal Amounts	Interest Rates	Maturity Dates
$ 19,732,620	1.77% - 6.67%	2004
16,113,460	3.11 - 6.65	2005
27,000,000	5.52 - 6.79	2006
16,749,490	2.68 - 5.68	2008
7,000,000	4.50 - 4.99	2011
$ 86,595,570 ========

June 30, 2002
Principal Amounts	Interest Rates	Maturity Dates
$ 9,478,495	1.84% - 6.64%	2003
17,478,113	4.78 - 6.67	2004
17,000,000	3.11 - 6.65	2005
27,000,000	5.52 - 6.79	2006
8,000,000	5.59 - 5.68	2008
7,000,000	4.50 - 4.99	2011
$ 85,956,608 ========

At June 30, 2003, FHLB borrowings of $25,000,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these borrowings. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2003, the Company had a $3,045,000 line of credit arrangement (included in the schedule above) with the FHLB which was fully drawn. Also at June 30, 2003, the Company had no additional capacity to borrow from the FHLB for long-term advances.

10.  Securities Sold Under Repurchase Agreements

During 2003 and 2002, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 1.07% and 1.15% at June 30, 2003 and 2002, respectively. These borrowings, which were scheduled to mature the next business day, were collateralized by mortgage-backed and agency securities with a market value of $22,395,000 and amortized cost of $22,225,000 at June 30, 2003, and a market value of $16,950,000 and amortized cost of $16,548,000 at June 30, 2002. The average balance of repurchase agreements was $9,710,000 and $9,858,000 during the years ended June 30, 2003 and 2002, respectively. The maximum amount outstanding at any month-end during 2003 and 2002 was $16,102,500 and $14,816,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2003 and 2002.

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

As of June 30, 2003 and 2002, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2003 and 2002, the Bank ratios exceeded the regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2003 and 2002.

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.
	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of June 30, 2003:
Tier 1 (Core) capital to risk weighted assets	$ 40,303	11.37%	> $ 14,175	> 4.0%	> $ 21,262	> 6.0%
Tier 1 (Core) capital to total assets	$ 40,303	8.65%	> $ 18,635	> 4.0%	> $ 23,293	> 5.0%
Total capital to risk weighted assets	$ 42,501	11.99%	> $ 28,349	> 8.0	> $ 35,437	> 10.0%

As of June 30, 2002:
Tier 1 (Core) capital to risk weighted assets	$ 38,063	11.79%	> $ 12,912	> 4.0%	> $ 19,368	> 6.0%
Tier 1 (Core) capital to total assets	$ 38,063	8.65%	> $ 17,621	> 4.0%	> $ 21,997	> 5.0%
Total capital to risk weighted assets	$ 40,352	12.50%	> $ 25,824	> 8.0	> $ 32,280	> 10.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under OTS rules (approximately $3,443,000 is available at June 30, 2003).

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of the Company's common stock. Also in May 2001, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plans, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of June 30, 2003, the Company had $2,516,340 of treasury stock, which is carried at cost.

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
	2003	2002	2001
Average shares outstanding, used in computing
Basic EPS	2,644,317	2,599,368	2,648,205

Dilutive effect of stock options	41,626	67,665	23,727

Average equivalent shares outstanding, used
in computing Diluted EPS	2,685,943 ========	2,667,033 ========	2,671,932 =======

13.  Other Expenses

Other expenses include the following for the years ended June 30, 2003, 2002 and 2001:
	2003	2002	2001
Professional fees	$ 471,898	$ 465,210	$ 512,041
Printing and office supplies	263,290	248,829	275,742
Real estate owned expenses	24,951	38,900	33,343
Write-down of investment securities	66,832	257,187	105,643
Other	2,726,809	2,560,666	2,327,252

	$ 3,553,780 ========	$ 3,570,792 ========	$ 3,254,021 =======

14.  Income Taxes

The current and deferred components of income tax (benefit) expense were as follows for the years ended June 30, 2003, 2002 and 2001:
	2003	2002	2001
Federal:
Current	$ 1,835,636	$ 1,810,686	$ 2,093,089
Deferred	(34,667)	163,023	(274,481)

	1,800,969	1,973,709	1,818,608

State and local - current	76,125	73,916	69,321

	$ 1,877,094 ========	$ 2,047,625 ========	$ 1,887,929 ========

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2003, 2002 and 2001:

	2003		2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$ 1,949,020	34.0%	$ 2,006,083	34.0%	$ 1,826,422	34.0%
State tax, net of federal tax benefit	50,242	0.9	48,785	0.8	45,752	0.9
Nondeductible goodwill	-	0.0	-	0.0	34,671	0.6
Dividend received deduction	(20,364)	(0.4)	(19,367)	(0.3)	(17,832)	(0.3)
Non-taxable BOLI income	(105,325)	(1.8)	-	0.0	-	0.0
Other	3,521	0.0	12,124	0.2	(1,084)	0.0

	$ 1,877,094 ======	32.7% ====	$ 2,047,625 ======	34.7% ====	$ 1,887,929 ======	35.2% ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002, are presented below:
	2003	2002
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,257,000	$ 1,185,000
Interest on nonperforming loans	22,000	23,000
Difference in tax and financial statement bases of investments	138,000	80,000
Difference in tax and financial statement amortization of goodwill and other intangible assets	232,000	189,000
Other	80,000	117,000

Total deferred tax assets	1,729,000	1,594,000

Deferred tax liabilities:
Loan loss reserve - tax basis	(15,000)	(30,000)
Mortgage servicing rights	(188,000)	(148,000)
Premises and equipment	(109,000)	(65,000)
Other	(98,000)	(111,000)

Total deferred tax liabilities	(410,000)	(354,000)

Net deferred tax assets, included in other assets	$ 1,319,000 =======	$ 1,240,000 =======

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

15.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2003, 2002 and 2001, the Company contributed $150,238, $125,294 and $117,046, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. There were no discretionary contributions in 2003, 2002 and 2001.

Stock Option Plans

The Company has adopted Stock Option Plans. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Option Plans. Under the Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and directors. All options granted under the Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options and five years after the grant date for nonqualified stock options.

In accordance with the Stock Option Plans, a total of 383,000 shares of unissued common stock were reserved for issuance. Of these shares, 89,000 were designated for the incentive stock option plan, 9,000 for the nonqualified stock plan and the remaining 285,000 for either plan. At June 30, 2003, a total of 178,000 shares remain available to be granted including 7,000 available for the incentive stock option plan, 1,000 for the nonqualified stock plan and 170,000 for either plan.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	151,500	$11.30	160,500	$ 9.96	128,250	$ 10.66
Granted	-	-	51,000	13.09	40,500	8.25
Exercised	(2,500)	11.25	(54,750)	8.37	(2,500)	8.33
Expired	(3,000)	13.15	(5,250)	18.50	(5,750)	14.10

Outstanding and exercisable at end of year	146,000 =====	$11.26 ====	151,500 =====	$ 11.30 ====	160,500 =====	$ 9.96 ====

The following table summarizes information about stock options outstanding at June 30, 2003:
	Options Outstanding
Range of Exercise Price	Number Outstanding at June 30, 2003	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices
$7.50	12,000	1.2 years	$ 7.50
$8.00 to $9.00	65,500	5.9	8.28
$10.50	2,500	5.3	10.50
$12.00 to $13.50	43,000	8.1	13.09
$15.00 to $18.50	23,000	4.7	18.36

$7.50 to $18.50	146,000 ======	6.0 ==	$ 11.26 ====

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

Financial instruments with contract amounts which represent credit risk:
	2003	2002
Commitments to originate loans:
Residential real estate mortgages	$ 25,507,000	$ 7,749,000
Commercial real estate mortgages, including multi-family residential real estate	6,339,000	6,374,000
Commercial business loans	606,000	5,171,000

	32,452,000	19,294,000

Unused lines of credit	30,843,000	29,385,000
Standby letters of credit	3,374,000	1,618,000
Unadvanced portions of construction loans	2,099,000	2,126,000

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

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $473,000, $289,000 and $264,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Approximate future minimum lease payments over the remaining terms of the leases at June 30, 2003, are as follows:

2004	$ 447,000
2005	457,000
2006	369,000
2007	309,000
2008	84,000
2009 and after	277,000

$ 1,943,000 =======

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

17.  Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2003 and 2002, and for each of the years in the three year period ended June 30, 2003, are presented below.
Balance Sheets
	June 30,
Assets	2003	2002

Cash (primarily deposited with banking subsidiary)	$ 435,711	$ 666,710
Investment in banking subsidiary	41,082,007	39,325,029
Investment in common securities of Trust subsidiary	221,851	221,851
Goodwill, net	407,897	407,897
Other assets	1,748,157	1,505,468

Total assets	$ 43,895,623 =======	$ 42,126,955 =======

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to subsidiary	$ 7,394,849	$ 7,394,849
Other liabilities	1,326	1,315

	7,396,175	7,396,164

Stockholders' equity	36,499,448	34,730,791

Total liabilities and stockholders' equity	$ 43,895,623 =======	$ 42,126,955 =======

Statements of Income
	Years Ended June 30,
	2003	2002	2001
Income:
Dividends from banking subsidiary	$ 2,525,000	$ 1,000,000	$ 2,330,000
Other income	21,756	21,970	26,486

Total income	2,546,756	1,021,970	2,356,486

Expenses:
Amortization of goodwill	-	-	101,975
Interest on Junior Subordinated Debentures paid to subsidiary	727,379	727,379	727,379
General and administrative expenses	77,652	125,649	65,389

Total expenses	805,031	853,028	894,743

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,741,725	168,942	1,461,743

Income tax benefit	269,622	286,062	264,458

Income before equity in undistributed net income of subsidiaries	2,011,347	455,004	1,726,201
Equity in undistributed net income of subsidiaries	1,843,971	3,397,616	1,757,700

Net income	$ 3,855,318 =======	$ 3,852,620 =======	$ 3,483,901 =======

	Years Ended June 30,
	2003	2002	2001
Statements of Cash Flows

Cash flows from operating activities:
Net income	$ 3,855,318	$ 3,852,620	$ 3,483,901
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	17,474	17,474	119,448
Undistributed earnings of subsidiaries	(1,843,971)	(3,397,616)	(1,757,700)
(Increase) decrease in other assets	(260,163)	53,036	(271,592)
Increase (decrease) in other liabilities	11	-	(3,575)

Net cash provided by operating activities	1,768,669	525,514	1,570,482

Cash flows from financing activities:
Issuance of common stock and treasury stock	28,100	458,206	22,944
Issuance of treasury stock to subsidiary	-	284,779	-
Treasury stock purchased	(1,180,522)	(16,981)	(1,125,257)
Dividends paid to stockholders	(847,246)	(648,731)	(661,504)

Net cash (used) provided by financing activities	(1,999,668)	77,273	(1,763,817)

Net (decrease) increase in cash	(230,999)	602,787	(193,335)

Cash, beginning of year	666,710	63,923	257,258

Cash, end of year	$ 435,711 =======	$ 666,710 =======	$ 63,923 =======

Supplemental schedule of cash flow information:
Interest paid	$ 727,379	$ 727,379	$ 727,379

18.  Other Comprehensive Income

The components of other comprehensive income for the years ended 2003, 2002 and 2001 are as follows:
	2003	2002	2001
Unrealized gains arising during the period, net of tax effect of $245,988 in 2003, $281,738 in 2002 and $318,234 in 2001	$ 477,506	$ 546,903	$ 617,748

Less: reclassification adjustment for gains on investments, net of write-downs, included in net income, net of tax effect of $290,803 in 2003, $98,405 in 2002 and $9,939 in 2001	564,499	191,022	19,293

Other comprehensive income	$ (86,993) ======	$ 355,881 ======	$ 598,455 ======

19.  Segment Reporting

Northeast Bancorp through its banking subsidiary, Northeast Bank and its subsidiary Northeast Financial Services, Inc., provide a broad range of financial services to individuals and companies in western and south-central Maine. These services include lending, demand, savings and time deposits, cash management, investment, insurance and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

20.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT"), a Delaware statutory trust, exists for the exclusive purpose of (i) issuing and selling Common Securities to the Company and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of NBNCT. The preferred securities accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of the NBNCT. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by NBNCT. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs of the issuance of the trust preferred securities was approximately $524,000 and is included in other assets in the Company's consolidated statements of financial condition at June 30, 2003 and 2002, as a deferred financing cost, net of accumulated amortization. The costs are being amortized into interest expense over the life of the securities. The Company owns all of the common securities of NBNCT, the only voting security, and as a result, NBNCT is a subsidiary of the Company.

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

Bank Owned Life Insurance (BOLI) - The fair value of this financial instrument approximates its book value due to the nature of the asset. The book value is calculated by considering the amount paid in, the earnings on those amounts and the cost of insurance through year end.

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2003 and 2002:

	June 30, 2003		June 30, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 18,808	$ 18,808	$ 18,749	$ 18,749
Available for sale securities	41,729	41,729	32,440	32,440
Loans held for sale	3,383	3,435	611	643
Loans	374,971	387,314	371,138	378,268
Interest receivable	1,933	1,933	2,229	2,229
BOLI	7,430	7,430	-	-

Financial liabilities:
Deposits (with no stated maturity)	153,832	153,832	129,623	129,623
Time deposits	164,911	168,887	173,575	176,037
Borrowed funds	86,596	90,821	85,957	88,364
Repurchase agreements	16,102	16,102	8,872	8,872
Junior Subordinated Debentures	7,173	7,583	7,173	7,788

Item 8.b.  Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2003, 2002 and 2001

		Interest	Average
	Average	Income/	Yield/
June 30, 2003	Balance	Expense	Rate
Assets:

Interest earning-assets:
Investment securities (1)	$ 25,133	$ 1,183	4.71%
Loans (2)(3)(4)	386,607	27,107	7.01%
FHLB stock	6,645	227	3.42%
Short-term investments (5)	5,822	69	1.19%
Total interest-earning assets/interest
income/average rates earned	424,207	28,586	6.74%

Non-interest earning assets:
Cash & due from banks	10,840
Bank premises and equipment, net	4,158
Other assets (7)	13,597
Allowance for loan losses	(3,795)
Total non-interest earning assets	24,800

Total assets	$ 449,007
	======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 64,372	$ 958	1.49%
Money market	21,902	361	1.65%
Savings	23,253	269	1.16%
Time	168,108	6,601	3.93%
Total interest-bearing deposits	277,635	8,189	2.95%
Repurchase agreements	9,710	97	1.00%
Borrowed funds	85,647	4,777	5.58%
Junior subordinated debentures	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	380,165	13,769	3.62%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	29,699
Other liabilities	2,718

Total liabilities	412,582

Stockholders' equity	36,425
Total liabilities and stockholders' equity	$ 449,007
	======
Net interest income		$ 14,817
		======
Interest rate spread			3.12%
Net yield on interest earning assets (6)			3.49%

		Interest	Average
	Average	Income/	Yield/
June 30, 2002	Balance	Expense	Rate
Assets:

Interest earning-assets:
Investment securities (1)	$ 28,743	$ 1,526	5.31%
Loans (2)(3)(4)	375,226	29,652	7.90%
FHLB stock	6,645	293	4.41%
Short-term investments (5)	8,726	193	2.21%
Total interest-earning assets/interest
income/average rates earned	419,340	31,664	7.55%

Non-interest earning assets:
Cash & due from banks	9,468
Bank premises and equipment, net	4,140
Other assets (7)	8,112
Allowance for loan losses	(3,704)
Total non-interest earning assets	18,016

Total assets	$ 437,356
	======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 53,519	$ 1,292	2.41%
Money market	9,100	199	2.19%
Savings	20,501	366	1.79%
Time	185,806	9,172	4.94%
Total interest-bearing deposits	268,926	11,029	4.10%
Repurchase agreements	9,858	144	1.46%
Borrowed funds	88,725	5,119	5.77%
Junior subordinated debentures	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	374,682	16,998	4.54%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	26,826
Other liabilities	3,002

Total liabilities	404,510

Stockholders' equity	32,846
Total liabilities and stockholders' equity	$ 437,356
	======
Net interest income		$ 14,666
		======
Interest rate spread			3.01%
Net yield on interest earning assets (6)			3.50%

		Interest	Average
	Average	Income/	Yield/
June 30, 2001	Balance	Expense	Rate
Assets:

Interest earning-assets:
Investment securities (1)	$ 22,576	$ 1,533	6.79%
Loans (2)(3)(4)	385,888	33,430	8.66%
FHLB stock	6,645	489	7.36%
Short-term investments (5)	6,216	348	5.60%
Total interest-earning assets/interest
income/average rates earned	421,325	35,800	8.50%

Non-interest earning assets:
Cash & due from banks	6,808
Bank premises and equipment, net	4,331
Other assets (7)	8,412
Allowance for loan losses	(3,634)
Total non-interest earning assets	15,917

Total assets	$ 437,242
	======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 29,563	$ 865	2.93%
Money market	6,596	178	2.70%
Savings	20,970	484	2.31%
Time	186,260	11,567	6.21%
Total interest-bearing deposits	243,389	13,094	5.38%
Repurchase agreements	13,573	540	3.98%
Borrowed funds	116,013	7,414	6.39%
Junior subordinated debentures	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	380,148	21,754	5.72%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	25,440
Other liabilities	1,741

Total liabilities	407,329

Stockholders' equity	29,913
Total liabilities and stockholders' equity	$ 437,242
	======
Net interest income		$ 14,046
		======
Interest rate spread			2.77%
Net yield on interest earning assets (6)			3.33%

(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $905 in 2003,
$790 in 2002, and $814 in 2001.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	The net yield on average earning assets is net interest income divided by average interest-earning assets.
(7)	Other assets includes BOLI of $5,466 which contributed $310 to fee revenue.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	For Years Ended June 30,
	2003	2002	2001
Available for sale (1)

U.S. Government and agency obligations	$ 18,601	$ 12,177	$ 248

Mortgage-backed securities	21,630	18,912	18,663

Other bonds	0	154	152

Equity securities	1,498	1,197	1,110

Total available for sale (2):	$ 41,729	$ 32,440	$ 20,173
	======	======	======
(1)	Carried at estimated market value. Northeast Bancorp does not have any securities classified as held to maturity.
(2)	Cost of such securities ($ in thousands) was $41,591 as of June 30, 2003, $32,170 as of
June 30, 2002, and $20,442 as of June 30, 2001.

Table 3
Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Year Ended June 30, 2003
U. S. Government and agencies obligations	$ -	0.00%	$ 17,621	2.62%	$ -	0.00%	$ 980	5.00%	$ 18,601	2.75%
Mortgage-backed securities	-	0.00%	3,327	4.50%	12,418	4.40%	5,885	5.23%	21,630	4.64%
Other bonds	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Equity securities	1,498	6.04%	-	0.00%	-	0.00%	-	0.00%	1,498	6.04%
	$ 1,498	6.04%	$ 20,948	2.92%	$ 12,418	4.40%	$ 6,865	5.20%	$ 41,729	3.85%
	====	====	=====	====	=====	====	====	====	====	====

Year Ended June 30, 2002
U. S. Government and agencies obligations	$ 5,113	4.50%	$ 7,064	4.02%	$ -	0.00%	$ -	0.00%	$ 12,177	4.22%
Mortgage-backed securities	-	0.00%	4	8.50%	253	7.00%	18,655	6.15%	18,912	6.16%
Other bonds	-	0.00%	154	5.95%	-	0.00%	-	0.00%	154	5.95%
Equity securities	1,197	6.02%	-	0.00%	-	0.00%	-	0.00%	1,197	6.02%
	$ 6,310	4.79%	$ 7,222	4.06%	$ 253	7.00%	$ 18,655	6.15%	$ 32,440	5.43%
	====	====	=====	====	=====	====	====	====	====	====

No tax-exempt securities are carried in our investment portfolio.

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

	For Years Ended
	June 30, 2003		June 30, 2002		June 30, 2001
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Loan portfolio:

Residential real estate	$ 125,437	33.33%	$ 159,567	42.92%	$ 185,985	49.25%
Commercial real estate	97,854	26.00%	80,423	21.63%	68,569	18.16%
Construction	7,201	1.92%	8,958	2.41%	4,878	1.29%
Commercial	67,585	17.96%	48,535	13.06%	45,438	12.03%
Consumer and other	78,235	20.79%	74,268	19.98%	72,778	19.27%

Total loans	376,312	100.00%	371,751	100.00%	377,648	100.00%

Net deferred loan costs	2,675		2,883		2,835
Less:
Allowance for loan losses	4,016		3,496		3,778

Net loans	$ 374,971		$ 371,138		$ 376,705
	======		======		======

	For Years Ended
	June 30, 2000		June 30, 1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Loan portfolio:

Residential real estate	$ 194,288	51.24%	$ 182,244	57.37%
Commercial real estate	61,924	16.33%	55,438	17.45%
Construction	7,406	1.95%	1,686	0.53%
Commercial	41,518	10.95%	34,647	10.91%
Consumer and other	74,028	19.53%	43,643	13.74%

Total loans	379,164	100.00%	317,658	100.00%

Net deferred loan costs	2,660		1,328
Less:
Allowance for loan losses	3,498		2,924

Net loans	$ 378,326		$ 316,062
	======		======

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
For Year Ended of June 30, 2003

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$ 35,092	$ 11,207	$ 10,649	$ 68,489	$ 125,437
Commercial	61,673	31,760	122	4,299	97,854
Construction	6,577	624	0	0	7,201

Non-mortgage loans:
Commercial	39,328	25,978	1,415	864	67,585
Consumer and other	1,149	22,488	10,754	43,844	78,235
	________	________	________	________	________
Total loans	$ 143,819	$ 92,057	$ 22,940	$ 117,496	$ 376,312
	======	======	======	======	======

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	188,276
Floating or adjustable rate
due after one year	44,217
	________
Total due after 1 year:	232,493
	======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

For Years Ended June 30,	2003	2002	2001	2000	1999

Average net loans outstanding during the period (1)	$ 380,948	$ 370,195	$ 81,922	$ 353,142	$ 294,207
	======	======	======	======	======
Net loans at end of period (1)	$ 378,987	$ 374,634	$ 380,483	$ 381,824	$ 318,986
	======	======	======	======	======
Allowance at beginning of period	$ 3,496	$ 3,778	$ 3,498	$ 2,924	$ 2,978

Loans charged-off during the period:
Residential real estate	120	69	27	81	232
Commercial real estate	22	413	0	46	26
Commercial	130	200	69	10	272
Consumer and other	699	650	648	627	396
	_______	_______	_______	_______	_______
Total loans charged-off	971	1,332	744	764	926

Recoveries on loans previously charged-off:
Residential real estate	41	8	16	14	12
Commercial real estate	55	39	29	64	109
Commercial	166	60	120	108	20
Consumer and other	138	101	78	80	121
	_______	_______	_______	_______	_______
Total recoveries	400	208	243	266	262

Net loans charged off during the period	571	1,124	501	498	664
Provision for loan losses	1,091	842	781	1,072	610
	________	________	________	________	________
Allowance at end of period	$ 4,016	$ 3,496	$ 3,778	$ 3,498	$ 2,924
	======	======	======	======	======

Ratio of net charge-offs to average loans outstanding	0.15%	0.30%	0.13%	0.14%	0.23%

Allowance as a percentage of total loans	1.06%	0.93%	0.99%	0.92%	0.92%

Allowance as a percentage of
non-performing and non-accrual loans	219.57%	298.55%	104.11%	296.94%	255.59%

(1) Excludes loans held for sale.

The allowance for loan losses as a percentage of loans increased in 2003 due to an increase in commercial and consumer loans which have a higher risk of loss. This required a larger provision for loan losses and, consequently, a higher allowance for loan losses. Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

	June 30, 2003		June 30, 2002		June 30, 2001

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 516	33.33%	$ 387	42.92%	$ 437	49.25%
Commercial real estate	855	26.00%	1,122	21.63%	929	18.16%
Construction	7	1.92%	55	2.41%	0	1.29%
Commercial	1,640	17.96%	1,021	13.06%	620	12.03%
Consumer	998	20.79%	911	19.98%	1,356	19.27%
Unallocated	0	0.00%	0	0.00%	436	0.00%
	______	_______	______	_______	______	_______
Total	$ 4,016	100.00%	$ 3,496	100.00%	$ 3,778	100.00%
	=====	=====	=====	=====	=====	=====

	June 30, 2000		June 30, 1999

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 405	51.24%	$ 378	57.37%
Commercial real estate	799	16.33%	882	17.45%
Construction	0	1.95%	0	0.53%
Commercial	412	10.95%	508	10.91%
Consumer	1,244	19.53%	497	13.74%
Unallocated	638	0.00%	659	0.00%
	______	_______	______	_______
Total	$ 3,498	100.00%	$ 2,924	100.00%
	=====	=====	=====	=====
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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	For Years Ended June 30,
	2003	2002	2001	2000	1999
Non-accrual loans:
Residential real estate	$ 568	$ 486	$ 577	$ 191	$ 235
Commercial real estate	524	254	1,635	650	595
Commercial loans	28	183	483	80	0
Consumer and other	76	161	390	185	197
Total non-accrual loans	1,196	1,084	3,085	1,106	1,027
Accruing loans contractually past due 90 days or more	633	87	544	72	117
Total non-performing loans	1,829	1,171	3,629	1,178	1,144
Acquired assets	97	587	385	278	194
Total non-performing assets	$ 1,926	$ 1,758	$ 4,014	$ 1,456	$ 1,338
	====	====	====	====	====

Non-performing loans to total loans	0.49%	0.31%	0.96%	0.31%	0.36%
Non-performing assets to total assets	0.41%	0.40%	0.93%	0.34%	0.37%

As of June 30, 2003, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2003			June 30, 2002			June 30, 2001
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits	$ 29,699	0.00%	9.66%	$ 26,826	0.00%	9.07%	$ 25,440	0.00%	9.46%
Regular savings	23,253	1.16%	7.57%	20,501	1.79%	6.93%	20,970	2.31%	7.80%
NOW and money market	86,274	1.53%	28.07%	62,619	2.38%	21.17%	36,159	2.89%	13.45%
Time deposits	168,108	3.93%	54.70%	185,806	4.94%	62.83%	186,260	6.21%	69.29%
	_______	_____	______	_______	_____	______	_______	_____	______
Total average deposits	$ 307,334	2.67%	100.00%	$ 295,752	3.73%	100.00%	$ 268,829	4.87%	100.00%
	=====	====	=====	=====	====	=====	=====	====	=====
This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
For Year Ended June 30, 2003
($ in thousands)

Balance

3 months or less	$ 504
Over 3 through 6 months	1,148
Over 6 through 12 months	2,201
Over 12 months	27,791
________
Total time deposits $100,000 & over	$ 31,644
======

Table 11
Northeast Bancorp Consolidated
Repurchase Agreements
($ in thousands)

	For Years Ended June 30,
	2003		2002		2001
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 16,102	1.07%	$ 8,872	1.15%	$ 8,819	2.66%

Average outstanding during year	9,710	1.00%	9,858	1.46%	13,573	3.98%

Maximum outstanding at any month end	16,102		14,816		16,109

These borrowings, which were scheduled to mature within 4 days, were collateralized by securities with the market value of $22,395,000 and amortized cost of $22,225,000 at June 30, 2003, a market value of$16,950,000 and amortized cost of $16,548,000 at June 30, 2002, and a market value of $14,211,000 and amortized cost of $14,388,000 at June 30, 2001. Securities sold under these agreements were under the control of the Company during 2003, 2002 and 2001.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2003		2002		2001
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 19,733	5.10%	$ 9,478	4.22%	$ 38,105	5.18%

Average outstanding during year	13,037	5.24%	11,100	5.08%	65,019	6.22%

Maximum outstanding at any month end	20,068		30,488		88,574

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of June 30, 2003, 2002 and 2001.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
For Year Ended of June 30, 2003
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest earning assets:
Investment securities	$ 1,498	$ 20,948	$ 19,283	$ 41,729	9.70%
FHLB stock	-	-	6,645	6,645	1.55%
Short-term investments (1)	5,569	-	-	5,569	1.30%

Mortgage loans:
Residential real estate:
Fixed rate loans	59	2,783	79,138	81,980	19.05%
Variable loans	35,033	8,424	-	43,457	10.10%
Commercial real estate	61,673	31,760	4,421	97,854	22.74%
Construction	6,577	624	-	7,201	1.67%
Other loans:
Commercial	39,328	25,978	2,279	67,585	15.71%
Consumer and other	1,149	22,488	54,598	78,235	18.18%
Total loans	143,819	92,057	140,436	376,312	87.45%
Total interest-earning assets	$ 150,886	$ 113,005	$ 166,364	$ 430,255	100.00%
	======	======	======	======	======
Interest-bearing liabilities:
Customer deposits:
NOW accounts	68,079	-	-	68,079	17.26%
Money market accounts	25,570	-	-	25,570	6.48%
Regular savings	26,027	-	-	26,027	6.60%
Certificates of deposit	83,435	81,409	66	164,910	41.81%
Total customer deposits	203,111	81,409	66	284,586	72.15%
Borrowings:
Repurchase agreements	16,102	-	-	16,102	4.08%
Other borrowings	19,733	59,863	7,000	86,596	21.95%
Junior subordinated debentures	-	-	7,173	7,173	1.82%
Total borrowings	35,835	59,863	14,173	109,871	27.85%
Total interest-bearing liabilities	$ 238,946	$ 141,272	$ 14,239	$ 394,457	100.00%
	________	________	________	________
Interest sensitivity gap	$ (88,060)	$ (28,267)	$ 152,125	$ 35,798
	======	======	======	======
	________	________	________	________
Cumulative gap	$ (88,060)	$ (116,327)	$ 35,798	$ 35,798
	======	======	======	======
	________	________	________	________
Cumulative gap ratio	63.15%	69.41%	109.08%	109.08%
	======	======	======	======
	________	________	________	________
Cumulative gap as a percentage of total assets	-18.83%	-24.87%	7.65%	7.65%
	======	======	======	======
(1)	Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2003.

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

Page67

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2002	2002	2003	2003
Interest income
Interest on loans	$ 7,014,612	$ 6,972,980	$ 6,651,462	$ 6,467,946
Interest & dividends on investments
& available for sale securities	425,968	344,938	323,944	384,029
Total interest and dividend income	7,440,580	7,317,918	6,975,406	6,851,975

Interest expense
Interest on deposits	2,279,131	2,096,200	1,960,417	1,853,592
Interest on repurchase agreements	26,134	28,141	16,881	25,412
Interest on borrowings	1,210,089	1,211,778	1,182,718	1,172,271
Interest on trust preferred securities	176,520	176,520	176,520	176,521
Total interest expense	3,691,874	3,512,639	3,336,536	3,227,796

Net interest income	3,748,706	3,805,279	3,638,870	3,624,179
Provision for loan losses	225,476	465,082	225,042	175,187

Net interest income after provision
for loan losses	3,523,230	3,340,197	3,413,828	3,448,992

Securities transactions	182,850	252,501	401,491	84,622
Other operating income	851,223	1,193,351	1,122,460	1,447,447
Other operating expense	3,175,884	3,445,813	3,343,425	3,564,657

Income before income taxes	1,381,419	1,340,236	1,594,354	1,416,404
Income tax expense	474,480	428,253	518,328	456,033
Net income	$ 906,939	$ 911,983	$ 1,076,026	$ 960,371
	=======	=======	=======	=======
Earnings per share:
Basic	$ 0.34	$ 0.34	$ 0.41	$ 0.36
Diluted	$ 0.34	$ 0.34	$ 0.40	$ 0.36

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2001	2001	2002	2002
Interest income
Interest on loans	$ 7,999,536	$ 7,663,289	$ 6,986,374	$ 7,002,543
Interest & dividends on investments
& available for sale securities	487,474	458,538	506,644	559,705
Total interest and dividend income	8,487,010	8,121,827	7,493,018	7,562,248

Interest expense
Interest on deposits	3,181,049	2,874,682	2,538,863	2,434,557
Interest on repurchase agreements	61,708	38,218	21,141	23,211
Interest on borrowings	1,443,299	1,274,207	1,198,453	1,202,430
Interest on trust preferred securities	176,520	176,520	176,520	176,520
Total interest expense	4,862,576	4,363,627	3,934,977	3,836,718

Net interest income	3,624,434	3,758,200	3,558,041	3,725,530
Provision for loan losses	210,323	210,693	210,670	210,415

Net interest income after provision
for loan losses	3,414,111	3,547,507	3,347,371	3,515,115

Securities transactions	11,036	35,046	360,219	140,801
Other operating income	869,034	985,866	890,236	930,228
Other operating expense	2,848,283	3,006,261	3,122,565	3,169,217

Income before income taxes	1,445,898	1,562,158	1,475,261	1,416,927
Income tax expense	503,537	543,795	511,564	488,729
Net income	$ 942,361	$ 1,018,363	$ 963,697	$ 928,198
	=======	=======	=======	=======
Earnings per share:
Basic	$ 0.37	$ 0.40	$ 0.37	$ 0.35
Diluted	$ 0.36	$ 0.38	$ 0.36	$ 0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by  this annual report. We do not expect that our disclosure of controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented (a) it immediately reviews its controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modify and improve its controls and procedures to assure compliance with our control objectives: (b) it takes immediate action to cause its controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls and procedures including the education of all relevant personnel throughout our organization, and (d) it implements in its managers' training program specific emphasis on such controls and procedures throughout the Company to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of the overall control objectives.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2003 fiscal year (the "2003 Proxy Statement"). Certain information with respect to executive officers is included in Part I, Item 4A of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in 2003 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report on Executive Compensation" and "Certain Relationships and Related Transactions" in the 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2003 Proxy Statement

(b)

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	146,000	$ 11.26	178,000
Equity compensation Plan not approved by Security holders	0	$ 0 00	0
____________________
(1)	Includes stock options granted or available under the following stockholder approved plans of 2001, 1999, 1992 and 1989 (the "Stock Option Plans")

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the 2003 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is not required to be included in this report in accordance with Securities and Exchange Commission Release No. 34-47265A .

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2003 and 2002
Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001
(b)	Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for 3rd quarter earnings for the quarter ended March 31, 2003 and the declaration of a dividend.

On May 14, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the quarter ended March 31, 2003. The certificate of the Chief Executive Officer and Chief financial Officer was filed therewith as Exhibit 99.1 and 99.2 respectively.
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21
23	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
*	Management or compensation plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.
**	Exhibit filed herewith

With the exception of the information expressly incorporated herein by reference, the Company's 2003 Proxy Statement for the 2003 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 19, 2003	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 19, 2003
/s/ James P. Day James P. Day	Director	September 19, 2003
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 19, 2003
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 19, 2003
/s/ Judith W. Kelly Judith W. Kelly	Chairman of the Board	September 19, 2003
/s/ Philip C. Jackson Philip C. Jackson	Director	September 19, 2003
/s/ Ronald C. Kendall Ronald C. Kendall	Director	September 19, 2003
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 19, 2003
/s/ John Schiavi John Schiavi	Director	September 19, 2003
/s/ John W. Trinward, DMD John W. Trinward, DMD	Director	September 19, 2003
/s/ Stephen W. Wight Stephen W. Wight	Director	September 19, 2003
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 19, 2003
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2003

Page72

EXHIBIT INDEX
Exhibit Number	Exhibit
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11
21	A list of subsidiaries of Northeast Bancorp is filed herewith as Exhibit 21
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company, is submitted herewith as Exhibit 23
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
*	Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of Form 10-K
**	Exhibit filed herewith