Form 10-Q
period 2003-09-30
NORTHEAST BANCORP /ME/
filed 2003-11-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	September 30, 2003

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 777-6411
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2003, the registrant had outstanding 2,517,291shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets September 30, 2003 and June 30, 2003
Consolidated Statements of Income Three Months ended September 30, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows Three Months ended September 30, 2003 and 2002
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2003	2003
Assets
Cash and due from banks	$ 12,309,697	$ 16,621,692
Interest bearing deposits	746,199	656,227
Federal Home Loan Bank overnight deposits	8,195,000	1,530,000
Available for sale securities	47,117,383	41,729,122
Loans held for sale	608,975	3,382,719

Loans	381,420,599	378,986,788
Less allowance for loan losses	4,222,408	4,016,000
Net loans	377,198,191	374,970,788

Premises and equipment, net	4,156,500	3,950,757
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	130,842	96,756
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,687,350 at 09/30/03
and $1,620,882 at 6/30/03	517,378	583,846
Bank owned life insurance (BOLI)	7,525,095	7,429,821
Due from broker	-	3,091,672
Other assets	6,777,264	6,587,835
Total assets	$ 472,334,921	$ 467,683,632
	=============	=============

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 312,852,216	$ 318,742,948
Securities sold under repurchase agreements	29,610,425	16,102,418
FHLB borrowings	82,895,176	86,595,570
Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	7,172,998	7,172,998
Other liabilities	2,795,583	2,570,250
Total liabilities	435,326,398	431,184,184

Shareholders' equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,584,577 and 2,576,827 shares outstanding
at 09/30/03 and 06/30/03, respectively	2,786,095	2,786,095
Additional paid in capital	10,403,582	10,381,692
Retained earnings	26,461,467	25,756,832
Accumulated other comprehensive (loss) income	(192,513)	91,169
Treasury Stock at cost, 201,518 and 209,268 shares at 09/30/03 and
6/30/03, respectively.	(2,450,108)	(2,516,340)
Total shareholders' equity	37,008,523	36,499,448
Total liabilities and shareholders' equity	$ 472,334,921	$ 467,683,632
	=============	=============

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2003	2002
Interest and dividend income:
Interest on loans	$ 6,205,283	$ 7,014,612
Interest on FHLB overnight deposits	6,143	30,364
Interest and dividends on available for sale securities	367,494	329,993
Dividends on Federal Home Loan Bank stock	51,081	62,804
Other interest and dividend income	1,028	2,807
Total interest and dividend income	6,631,029	7,440,580

Interest expense:
Deposits	1,613,636	2,279,131
Repurchase agreements	65,988	26,134
Borrowed funds	1,167,169	1,210,089
Trust preferred securities	176,520	176,520
Total interest expense	3,023,313	3,691,874

Net interest income before provision for loan losses	3,607,716	3,748,706
Provision for loan losses	240,000	225,476
Net interest income after provision for loan losses	3,367,716	3,523,230

Noninterest income:
Fees and service charges on loans	148,959	150,827
Fees for other services to customers	241,671	202,425
Net securities gains	43,495	182,850
Gain on trading activities	7,065	-
Gain on sales of loans	431,166	118,551
Investment and insurance commissions	444,868	297,090
Increase in cash surrender value of BOLI	103,260	-
Other income	77,728	82,330
Total noninterest income	1,498,212	1,034,073

Noninterest expense:
Salaries and employee benefits	2,002,693	1,785,327
Occupancy expense	310,071	269,008
Equipment expense	258,806	212,062
Intangible assets amortization	66,468	66,468
Other	889,853	843,019
Total noninterest expense	3,527,891	3,175,884

Income before income taxes	1,338,037	1,381,419
Income tax expense	421,656	474,480
Net income	$ 916,381	$ 906,939
	============	============
Earnings per common share:
Basic	$ 0.36	$ 0.34
Diluted	$ 0.35	$ 0.34

Net interest margin	3.28%	3.57%
Net interest spread	2.97%	3.12%
Return on average assets (annualized)	0.78%	0.83%
Return on average equity (annualized)	9.89%	10.23%
Efficiency ratio	69%	66%

Page 5
NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Three Months Ended September 30, 2003 and 2002 (Unaudited)
	Common Stock at $1.00 Par	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the three months ended 9/30/02	-	-	906,939	-	-	906,939
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	131,986	-	131,986
Total Comprehensive income	-	-	-	-	-	1,038,925

Dividends on common stock at $0.08 per share	-	-	(211,817)	-	-	(211,817)
Common stock issued in connection with employee benefit and stock option plans	- ___________	2,557 ____________	- ____________	- ____________	12,443 ____________	15,000 ____________
Balance at September 30, 2002	$ 2,786,095 ==========	$ 10,376,842 ==========	$ 23,443,882 ==========	$ 310,148 ==========	$ (1,344,068) ==========	$ 35,572,899 ==========

Balance at June 30, 2003	$ 2,786,095	$ 10,381,692	$ 25,756,832	$ 91,169	$ (2,516,340)	$ 36,499,448
Net income for the three months ended 9/30/03	-	-	916,381	-	-	916,381
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(283,682)	-	(283,682)
Total Comprehensive income	-	-	-	-	-	632,699

Dividends on common stock at $0.08 per share	-	-	(211,746)	-	-	(211,746)
Common stock issued in connection with employee benefit and stock option plans	- ___________	21,890 ____________	- ____________	- ____________	66,232 ___________	88,122 ____________
Balance at September 30, 2003	$ 2,786,095	$ 10,403,582	$ 26,461,467	$ (192,513)	$ (2,450,108)	$ 37,008,523
	==========	==========	==========	===========	==========	==========

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2003	2002
Cash provided by operating activities	$ 4,368,337	$ 777,206

Cash flows from investing activities:
Available for sale securities purchased	(11,148,682)	(152,089)
Available for sale securities matured	1,982,661	1,125,807
Available for sale securities sold	6,413,944	10,198,300
Net change in loans	(2,658,465)	(9,936,624)
Net capital expenditures	(368,744)	(86,173)
Proceeds from sale of acquired assets	60,669	390,510
Bank owned life insurance purchased	-	(7,143,999)
Net cash used in investing activities	(5,718,617)	(5,604,268)

Cash flows from financing activities:
Net change in deposits	(5,890,732)	11,650,689
Net change in repurchase agreements	13,508,007	1,504,390
Dividends paid	(211,746)	(211,817)
Proceeds from stock issuance	88,122	15,000
Net increase (decrease) in advances from Federal Home Loan Bank of Boston	(3,700,394)	(751,036)
Net cash provided by financing activities	3,793,257	12,207,226

Net increase in cash and cash equivalents	2,442,977	7,380,164

Cash and cash equivalents, beginning of period	18,807,919	18,749,092
Cash and cash equivalents, end of period	$ 21,250,896	$ 26,129,256
	============	============

Cash and cash equivalents include cash on hand, amounts due
from banks, interest bearing deposits, and FHLB overnight deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(283,682)	131,986
Net transfer from loans to acquired assets	112,755	253,929

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	3,868	-
Interest paid	2,998,971	3,682,709

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003 included in the Company's Annual Report on Form 10-K.

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

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2003	June 30, 2003
Residential real estate	$ 123,442,543	$ 125,436,951
Commercial real estate	103,148,716	97,853,671
Construction	6,675,125	7,200,465
Commercial	65,897,226	67,585,418
Consumer & Other	79,693,835	78,235,230
Total	378,857,445	376,311,735
Net Deferred Costs	2,563,154	2,675,053
Net Loans	$ 381,420,599 ============	$ 378,986,788 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three Months Ended September 30,
	2003	2002
Balance at beginning of period	$ 4,016,000	$ 3,496,000
Add provision charged to operations	240,000	225,476
Recoveries on loans previously charged off	78,778	114,833
	4,334,778	3,836,309
Less loans charged off	112,370	186,309
Balance at end of period	$ 4,222,408 ==========	$ 3,650,000 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	September 30, 2003		June 30, 2003
	Cost	Market Value	Cost	Market Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 19,069,758	$ 18,989,031	$ 18,553,557	$ 18,601,194
Mortgage-backed securities	25,577,661	25,429,232	21,466,317	21,629,581
Equity securities	2,761,650	2,699,120	1,571,114	1,498,347
	$ 47,409,069 ==========	$ 47,117,383 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========
	September 30, 2003		June 30, 2003
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 14,562,252	$ 14,477,761	$ 17,563,520	$ 17,621,194
Due after five years through ten years	3,517,358	3,546,270	--	--
Due after ten years	990,148	965,000	990,037	980,000
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	25,577,661	25,429,232	21,466,317	21,629,581
Equity securities	2,761,650	2,699,120	1,571,114	1,498,347
	$ 47,409,069 ==========	$ 47,117,383 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	September 30, 2003	June 30, 2003
Demand	$ 33,583,807	$ 34,156,534
NOW	61,996,126	68,078,750
Money Market	13,853,150	25,570,052
Regular Savings	28,342,532	26,026,860
Brokered Deposits	38,829,462	27,693,306
Certificates of Deposit	136,247,139	137,217,446
Total Deposits	$ 312,852,216 ============	$ 318,742,948 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2003
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 28,467,575	3.98% - 6.07%	2004
29,867,205	3.11% - 6.79%	2005
1,000,000	5.55%	2006
3,000,000	3.56%	2007
13,560,396	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 82,895,176 ============

June 30, 2003
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 19,732,620	1.77% - 6.67%	2004
16,113,460	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
16,749,490	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,595,570 ============

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

The Company had elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options have been granted for the current or previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three months ended September 30, 2003 and 2002 would have been the amounts shown below.
For the Three Months Ended September 30
	2003	2002
Net Income as reported	$ 916,381	$ 906,939
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	--
Pro forma net income	$ 916,381 =======	$ 906,939 =======

Earnings per share
Basic - as reported	$ 0.36	$ 0.34
Basic - pro forma	$ 0.36	$ 0.34

Diluted - as reported	$ 0.35	$ 0.34
Diluted - pro forma	$ 0.35	$ 0.34

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2003 and 2002 and the financial condition at September 30, 2003 and June 30, 2003. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2003 for discussion of the critical accounting policies of the Company.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. We conduct business from our headquarters in Auburn, Maine and from 13 banking offices all located in Western and South-Central Maine. At September 30, 2003, we had consolidated assets of $472 million and consolidated shareholders' equity of $37.0 million.

Northeast Bancorp's principal asset is its wholly-owned banking subsidiary, Northeast Bank, FSB (the "Bank"), a federally chartered savings and loan association. Accordingly, the Company's results of operations are primarily dependent on the results of operations of the Bank. The Bank has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, Richmond, and South Paris, Maine. The Bank's wholly owned subsidiary Northeast Financial Services, Inc. ("NFS"), has its principal offices in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. It also has an office in Bethel, Maine where its insurance division offers property and casualty insurance products.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits, securities sold under repurchase agreements and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

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

The Company's profitability is affected by such factors as the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. It is also affected by the level of non-interest income and expenses of Northeast Bancorp and the Bank, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Noninterest expenses consist of compensation and benefits, occupancy related expenses, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and upon current expectations, estimates, and projections regarding the Company and its industry, our management's belief with respect thereto, and certain assumptions made by our management. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2003.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

General

The Company reported net income of $916,381 or $0.35 per diluted share for the three months ended September 30, 2003 compared with $906,939, or $0.34 per diluted share for the three months ended September 30, 2002, an increase of $9,442 or 1%. Net interest income decreased $140,990, or 4%, primarily from lower yields on earning assets. Non-interest income improved $464,139, or 45%, from increased gains on sales of loans, investment and insurance commissions, increased cash surrender value of bank owned life insurance, partially offset by lower net securities gains. The provision for loan losses increased $14,524, or 6%, compared to the three months ended September 30, 2002, to reflect the increasing mix of commercial real estate and commercial loans in the Bank's loan portfolio. Non-interest expense increased $352,007, or 11%, primarily from the impact of opening a new commercial banking center in Portland and staff additions to support the high volumes of residential real estate loan sales and origination of commercial loans. Full-time equivalent staff increased by 14 as of the quarter ended September 30, 2003 compared to the same period last year. Net interest income continues to be our largest source of revenue. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Net Interest Income

Net interest income for the three months ended September 30, 2003 decreased $140,990 compared to the same period in 2002. Net interest margin decreased to 3.28% from 3.57% for the respective periods. Average earning assets increased $19,754,000 for the three months ended September 30, 2003 compared to September 30, 2002. The decrease in net interest income was primarily due to the decreasing yields on earning assets. In the same period last year, rates paid on interest-bearing liabilities, both non-maturing and maturing deposits, declined faster than the decrease in yields on earning assets improving net interest margin. For the quarter ended September 30, 2003, yields on earning assets decreased faster than the decrease in cost of funds, decreasing net interest margin. This was primarily due to the difference between the old interest rates and interest rates after repricing of maturing certificates of deposits which was much smaller than the prior year. During the quarter ended September 30, 2003, prepayments on residential real estate loans were at their highest levels as compared to any other quarterly period during the past twelve months. Residential real estate and commercial loan balances declined, offset by a $7,357,816 increase in commercial real estate loans and a $1,458,605 increase in consumer loans. Average loans increased $453,000, or 0.1%, compared to September 30, 2002. Average loans as a percentage of average earning assets was 87% and 91% for the quarters ended September 30, 2003 and 2002, respectively.

A decrease in yields on earning assets was the most significant factor contributing to the $140,990, or 4%, decrease in net interest income for the three months ended September 30, 2003. The changes in net interest income are presented in the schedule below.

	Difference Due to
	Volume	Rate	Total
Investments	$ 183,161	$ (157,383)	$ 25,778
Loans, net	48,134	(857,463)	(809,329)
FHLB & Other Deposits	(12,904)	(13,096)	(26,000)
Total Interest-earnings Assets	218,391	(1,027,942)	(809,551)

Deposits	39,805	(705,300)	(665,495)
Repurchases Agreements	38,615	1,239	39,854
Borrowings	(1,006)	(41,914)	(42,920)
Total Interest-bearing Liabilities	77,414	(745,975)	(668,561)
Net Interest Income	$ 140,977 =========	$ (281,967) =========	$ (140,990) =========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The Company's business primarily consists of the savings and loan activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of increasing interest rates.

As of September 30, 2003 and 2002, 49% and 45%, respectively, of the Bank's loan portfolio was comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin decrease, the impact on net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

The provision for loan losses for the three months ended September 30, 2003 was $240,000, an increase of $14,524 from $225,476 for the three months ended September 30, 2002. Net charge-offs amounted to $33,392 for the three months ended September 30, 2003 compared to $71,476 for the same period in 2002. The Bank experienced continued net loan growth in the commercial real estate and consumer loans during the quarter ended September 30, 2003. Increases in the provision for loan losses were needed to address a shift in loan mix to loans with a higher risk profile, a slight increase in non-performing loans, and an increase in classified loans. The allowance as a percentage of outstanding loans increased to 1.11% compared to 1.06% at June 30, 2003.

Noninterest Income

Total non-interest income was $1,498,212 for the three months ended September 30, 2003, an increase of $464,139, or 45%, from $1,034,073 for the three months ended September 30, 2002. This increase was primarily due to $312,615 higher gains on sale of residential real estate loans, from the record levels of residential real estate loans sold to the secondary market. Also contributing to the improved non-interest income was $37,378 in higher fees and service charges on loan and other services (primarily deposit related), $147,778 higher investment and insurance commissions, and $103,260 increase in the cash surrender value of bank owned life insurance (BOLI). The increase in other non-interest income was partially offset by $1,868 lower loan service fees, $132,290 lower net securities and trading gains, and $4,602 lower other income. Increases for other services resulted from increased monthly and per item service charges on transaction accounts effective December, 2002. Increased volumes and co-brokerage insurance commissions increased investment and insurance commissions. There was no BOLI cash surrender value in 2002. Lower sales volume accounts for the decreased net securities and trading gains. See Financial Condition for further discussion of BOLI.

Total non-interest expense for the three months ended September 30, 2003 was $3,527,891 an increase of $352,007 from $3,175,884 for the three months ended September 30, 2002. This increase was primarily due to increased salaries and employee benefits of $217,366 in connection with the addition of 14 full-time equivalent employees comprised of new staff for (a) a new call center, (b) the new commercial banking center in Portland, and (c) staff to support increased commercial and residential real estate loan volume. Occupancy expense increased $41,063 for the quarter ended September 30, 2003 as compared to the prior year. This increase reflects additional leased space for the Portland commercial banking center and new leased space for the investment brokerage division of NFS. Equipment expense increased $46,744 for the three months ended September 30, 2003 as compared to the prior year due to higher depreciation expense from the technology initiative completed late in the fiscal 2003. Other expense increased $46,834 for the three months ended September 30, 2003 as compared to the prior year due to higher marketing expenses, expenses to liquidate acquired assets, electronic banking transaction fees, partially offset by lower collection and loan servicing expenses.

The decrease in income tax expense was due to a decrease in income before income taxes and the increase in cash surrender value of BOLI which is not subject to income tax.

Our efficiency ratio was 69% and 66% for the three months ended September 30, 2003 and 2002, respectively.

Financial Condition

Our consolidated assets amounted to $472,334,921 and $467,683,632 as of September 30, 2003 and June 30, 2003, respectively, an increase of $4,651,289, or 1%. The increase in assets was a net increase in loans - primarily commercial real estate loans - purchases of investment securities, and an increase in FHLB overnight deposits from temporary increases in securities sold under repurchase agreement. The increases other than overnight deposits were funded with the purchase of brokered certificates of deposit. For the quarter ended September 30, 2003, total average assets were $466,958,884, an increase of $28,280,737 from $438,678,147 for the same period last year.

Total stockholders' equity was $37,008,523 and $36,499,448 at September 30, 2003 and June 30, 2003, respectively, an increase of $509,075, or 1.4%. The book value per outstanding share was $14.32 at September 30, 2003 and $14.16 at June 30, 2003.

Investment Activities

The investment portfolio was $47,117,383 as of September 30, 2003, an increase of $5,388,261, or 13%, from $41,729,122 as of June 30, 2003. This increase was due to the purchases of $1,000,000 in trust preferred securities issued by eight other financial institutions and almost $10 million of government agency and mortgage-backed securities, net of principal payments, sales and maturities. The investment portfolio as of September 30, 2003 consists of government agency and mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The recent purchases have been for collateral to maintain our borrowing capacity with the Federal Home Loan Bank of Boston as eligible residential real estate loans have declined from significant prepayments. The investment portfolio averaged $45,443,179 for the three months ended September 30, 2003 as compared to $23,815,835 for the three months ended September 30, 2002, an increase of $21,627,344 or 91%.

Our entire investment portfolio is classified as available for sale at September 30, 2003 and June 30, 2003, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2003 was $47,409,069 and $47,117,383, respectively. The difference between the carrying value and the cost of the securities of $291,686 was primarily attributable to the market value of government agency and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $62,530 and the net unrealized loss on government agency and mortgage-backed securities was $229,156 at September 30, 2003. Compared to June 30, 2003, the mix of debt securities has increased due to the purchase of government mortgage-backed securities with lower interest rates and shorter maturities . Substantially all of the government agency and mortgage-backed securities held in our portfolio are high investment grade , federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, there have been no other than temporary declines in values of individual equity securities for the three months ended September 30, 2003. Management also plans to hold the equity securities for the foreseeable future because we believe that equity values are starting to recover, and the underlying companies are viable and well managed.

Loan Portfolio

Total loans of $381,420,599 as of September 30, 2003 increased $2,433,811 or 1%, from $378,986,788 as of June 30, 2003. Compared to June 30, 2003, commercial real estate and consumer loan portfolios increased and residential real estate, commercial and construction loan portfolios declined. Aggregate commercial real estate and commercial loans increased $3,606,853, or 2%, compared to June 30, 2003. The increase in commercial real estate loans was due to new opportunities with small businesses within our market areas. Compared to the same period last year, consumer loans increased $1,458,605, or 2%. The increase in consumer loans was due to origination of indirect recreational vehicle, indirect auto loans, and personal loans. These loan portfolios contain higher levels of credit and interest rate risk. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, decreased by $1,994,408, or 2% compared to June 30, 2003. Prepayments continue to be high on purchased and portfolio residential real estate loans. The total loan portfolio averaged $380,208,813 for the quarter ended September 30, 2003, an increase of $453,519, or less than 1%, from the quarter ended September 30, 2002.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of September 30, 2003 has changed with increases in commercial real estate and consumer loans when compared to June 30, 2003. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for selected loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 32%, 33% and 43% as of September 30, 2003, June 30, 2003, and September 30, 2002, respectively. The variable rate product as a percentage of total residential real estate loans was 36%, 35% and 38% for the same periods, respectively. Variable rate residential loans have declined slightly when compared to the prior year primarily due to the refinance activity by customers locking in low fixed rates. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We will continue to sell all 30-year fixed-rate residential real estate loans into the secondary market. Average residential real estate mortgages of $124,611,205 for the three months ended September 30, 2003 decreased $35,599,797, or 22%, from the three months ended September 30, 2002. The decrease was due to increased refinancing activity in a low interest rate environment increasing loan prepayments, combined with our policy to sell 30 year fixed rate residential real estate loans into the secondary market.

Commercial real estate loans as a percentage of total loans were 27%, 26% and 21% as of September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 94%, 93% and 92% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $101,635,561 for the three months ended September 30, 2003 increased $20,948,080, or 26%, from the same period in 2002. The increase in commercial real estate loans was due to market share increases in its existing business markets.

Construction loans as a percentage of total loans were 2% as of September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Risk is controlled by limiting disbursements to the percentage of construction completed. The construction progress is verified by an independent consultant or appraiser. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 61%, 73%, and 73% for the same periods respectively. Average construction loans were $6,528,379 and $8,981,687 for the three months ended September 30, 2003 and 2002, respectively.

Commercial loans as a percentage of total loans were 17%, 18%, and 14% as of September 30, 2003, June 30, 2003 and September 30, 2002, respectively. The variable rate products as a percentage of total commercial loans were 64%, 63%, and 55% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $66,174,821 for the three months ended September 30, 2003 increased $15,098,229, or 30%, from $51,076,592 for the same period in 2002.

Consumer and other loans as a percentage of total loans were 21%, 21%, and 20% for the periods ended September 30, 2003, June 30, 2003, and September 30, 2002, respectively. Indirect recreational vehicle and mobile home loans comprise approximately 65% of total consumer loans at September 30, 2003. Indirect auto loans account for 26% of total consumer loans at September 30, 2003. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $78,650,726 and $75,917,589 for the three months ended September 30, 2003 and 2002, respectively. The $2,733,137, or 4%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.
Consumer Loans
	September 30, 2003		June 30, 2003
Indirect Auto	$ 20,856,824	26%	$ 19,655,782	25%
Indirect RV	14,351,513	18%	12,941,522	17%
Indirect Mobile Home	37,668,103	47%	38,561,177	49%
Subtotal Indirect	72,876,440		71,158,481
Other	6,817,395	9%	7,076,749	9%
Total	$ 79,693,835 ==========	100% =====	$ 78,235,230 ==========	100% =====

Classification of Assets

The Bank had non-performing loans totaling $2,015,000 and $1,829,000 at September 30, 2003 and June 30, 2003, respectively, or 0.53% and 0.49% of total loans, respectively. The Bank's allowance for loan losses was equal to 210% and 220% of the total non-performing loans at September 30, 2003 and June 30, 2003, respectively. The following table represents the Bank's non-performing loans as of September 30, 2003 and June 30, 2003, respectively:

Description	September 30, 2003	June 30,2003
Residential Real Estate	$ 708,000	$ 568,000
Commercial Real Estate	585,000	585,000
Commercial Loans	427,000	600,000
Consumer and Other	295,000 ____________	76,000 ____________
Total non-performing	$ 2,015,000 ===========	$ 1,829,000 ===========

Allowance for Loan Losses

Management does not believe that the increase in non-performing residential real estate and consumer and other loans as of September 30, 2003 was indicative of a trend. As experienced by financial institutions nationwide, we have had an increase in the number of consumers filing bankruptcy, which accounts for the increase in consumer and other non-performing loans as of September 30, 2003. At September 30, 2003, the Bank had $450,000 in loans classified substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $90,000 when compared to the $360,000 at June 30, 2003. The Bank's delinquent loans, as a percentage of total loans, decreased during the September 30, 2003 quarter.  To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due, including non-performing loans, for the Bank as a percentage of total loans:

09-30-03	06-30-03	03-31-03	12-31-02
0.97%	1.09%	0.97%	1.41%

At September 30, 2003, loans classified as non-performing included approximately $127,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.93% as of September 30, 2003.

The Bank's allowance for loan losses was $4,222,408 as of September 30, 2003 as compared to $4,016,000 as of June 30, 2003, representing 1.11% and 1.06% of total loans, respectively. Management has increased the provision to maintain an allowance at a level that management believes is reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the slight increase in non-performing loans, the decrease in net charge offs compared to the three months ended September 30, 2002, internal risk ratings and credit concentrations.

Provisions for loan losses are based on management's ongoing evaluation of the adequacy of the allowance for loan losses. This evaluation involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. For the three months ended September 30, 2003, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was in August 2003. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

At September 30, 2003, the Company had acquired assets of $130,842 an increase of $34,086 compared to June 30, 2003. The increase is net of additions of $112,755, less dispositions of $60,669, and less provisions for the allowance for losses of $18,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $27,564 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at September 30, 2003. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of capital and the allowance for loan losses at September 30, 2003.

Capital Resources and Liquidity

The Bank continues to attract new local deposit relationships. As alternative sources of funds, the Bank utilizes brokered certificates of deposit ("CD's") and FHLB advances when their respective interest rates are less than the interest rates on local market deposits. Brokered CD's carry the same risk as local CD's, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Brokered CD's are used to supplement the growth in earning assets. FHLB advances are also used to fund short-term liquidity demands.

Total deposits of $312,852,216 as of September 30, 2003 decreased $5,890,732, or 2%, from $318,742,948 as of June 30, 2003. Demand deposits, NOW accounts, and money market accounts decreased $572,727, $6,082,624, and $11,716,902, respectively, for the three months ended September 30, 2003. The decrease in money market account balances was due to discontinuing the Maximum Return Sweep account. These customers who required collateralized deposit balances were moved to repurchase accounts with similar interest rates. Regular savings increased $2,315,672 for the three months ended September 30, 2003. Certificates of deposits increased during the same period by $10,165,849. Management's strategy is to continue offering certificate of deposit rates in the middle of the market, thus reducing the related interest expense as certificates of deposits renew.

Total average deposits of $311,709,141 for the three months ended September 30, 2003 increased $12,653,429, or 4%, from the average for the three months ended September 30, 2002. The increase in total average deposits compared to September 30, 2002 is net of a $5,174,561 or 18% increase in demand deposit, $575,725 or 0.90% increase in NOW accounts, $134,446 or 0.84% decrease in money market accounts, and $4,924,328 or 22% increase in regular savings accounts. The increase in demand deposits reflects the cross sales efforts on commercial accounts and increase usage of sweeps. All interest-bearing non-maturing deposit accounts have market interest rates. Brokered certificates of deposit increased $13,014,122 or 60%. Regular certificates of deposit decreased $10,900,861 or 7%. The decrease in bank certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers and competitive pressure. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

At September 30, 2003, brokered certificates of deposit were $38,829,462, and increased by $11,136,156, or 40%, compared to the $27,693,306 balance as of June 30, 2003. This increase reflects our decision to use brokered certificates of deposits as an alternative to FHLB advances.

Securities sold under repurchase agreements were $29,610,425 as of September 30, 2003, an increase of $13,508,007, or 84%, from $16,102,418 as of June 30, 2003. The increase was attributable primarily to funds moved from money market accounts, formerly Maximum Return Sweep customers. Average securities sold under repurchase agreements were $23,918,040 for the three months ended September 30, 2003, an increase of $14,015,318, or 142%, compared to the average for the three months ended September 30, 2002. Repurchase agreements enhance the Bank's ability to obtain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $82,895,176 as of September 30, 2003, a decrease of $3,700,394, or 4%, from $86,595,570 as of June 30, 2003. The decrease in FHLB advances was due to the pay down of an overnight advance of $3,046,000 on July 1, 2003. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $2,870,000 over and above the September 30, 2003 advances. During the quarter ended September 30, 2003, we had pledged securities of $10,796,000 and realized declines in eligible loans of some $7,785,000, primarily due to significant prepayments in the residential real estate loan portfolio. We plan to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and, if needed, purchases of brokered certificates of deposit. Newly originated 15-year fixed-rate mortgages will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential and certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required be pledged to secure FHLB advances. Average advances from the FHLB were $84,516,651 for the three months ended September 30, 2003, a decrease of $66,648, or less than 1%, compared to $84,583,299 average for the same period last year.

Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, repurchase agreements and brokered deposits.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and for other general corporate purposes. The Company does not believe that the current market price for its common stock adequately reflects full value and believes that the purchase of its common stock from time to time in the market is a good investment and use of its funds. For the three months ended September 30, 2003, there have been no shares repurchased. As of September 30, 2003, the Company had repurchased $2,450,108 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $37,008,523 as of September 30, 2003 as compared to $36,499,448 at June 30, 2003. The increase of $509,075, or 1%, was primarily from net income increasing retained earnings less dividends paid. Book value per common share was $14.32 as of September 30, 2003 as compared to $14.16 at June 30, 2003. The total average equity to total average assets ratio of the Company was 7.87% as of September 30, 2003 and 8.11% at June 30, 2003.

 The Company's net cash provided by operating activities was $4,368,337 during the three months ended September 30, 2003, which was a $3,591,131 increase compared to the same period in 2002. The increase was due primarily from the liquidation of residential real estate loans held for sale. Investing activities were a net use of cash primarily due to the purchase of securities during the three months ended September 30, 2003 compared to the same period in 2002. Financing activities provided net cash from the increase in repurchase agreements compared to the same period in 2002. Overall, the Company's position of cash and cash equivalents increased by $2,442,977 during the three months ended September 30, 2003.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2003, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2003, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of September 30, 2003:
Tier 1 (Core) capital to risk weighted assets	$ 41,406	11.39%	$ 14,535	4.00%	$ 21,803	6.00%
Tier 1 (Core) capital to total assets	$ 41,406	8.79%	$ 18,842	4.00%	$ 23,553	5.00%
Total Capital to risk weighted assets	$ 42,619	11.73%	$ 29,070	8.00%	$ 36,338	10.00%

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the potential growth in the deposit base. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.

Commitments outstanding as of September 30, 2003 for residential real estate, commercial real estate, and commercial loans totaled $22,315,000, compared to $32,452,000 at June 30, 2003. Unused lines of credit from commercial, construction, and home equity loans totaled $38,581,000 compared to $32,942,000 at June 30, 2003. The loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2003. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K dated as of June 30, 2003.

Item 4. Controls and Procedures

Management with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this For 10-Q. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None.
Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	List of Exhibits:
	Exhibits No.	Description
	11	Statement regarding computation of per share earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
(b)	Reports on Form 8- K
During the last quarter of the fiscal period covered by this report, the Registrant filed the following reports on form 8K:
On July 22, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for annual earnings for the year ended June 30, 2003.

On August 26, 2003, the Company filed a Current Report on Form 8-K under Item 5 to disclose the Press Release for the Northeast Bancorp Board of Directors announcing that they approved a 12.5% increase in their dividend which will be effective for the first quarter of the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2003	NORTHEAST BANCORP
By: /s/ James D. Delamater James D. Delamater President and CEO
By: /s/ Robert S. Johnson Robert S. Johnson Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).