Form 10-Q
period 2003-12-31
NORTHEAST BANCORP /ME/
filed 2004-02-17
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	December 31, 2003

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 13, 2004, the registrant had outstanding 2,527,341 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets December 31, 2003 and June 30, 2003
Consolidated Statements of Income Three Months ended December 31, 2003 and 2002
Consolidated Statements of Income Six Months ended December 31, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows Six Months ended December 31, 2003 and 2002
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31, 2003	June 30, 2003
Assets
Cash and due from banks	$ 11,636,933	$ 16,621,692
Interest bearing deposits	1,248,474	656,227
Federal Home Loan Bank overnight deposits	-	1,530,000
Available for sale securities	64,891,516	41,729,122
Loans held for sale	222,700	3,382,719

Loans	396,638,585	378,986,788
Less allowance for loan losses	4,338,000	4,016,000
Net loans	392,300,585	374,970,788

Premises and equipment, net	4,271,626	3,950,757
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	56,395	96,756
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,753,818 at 12/31/03
and $1,620,882 at 6/30/03	450,910	583,846
Bank owned life insurance (BOLI)	7,602,810	7,429,821
Due from broker	-	3,091,672
Other assets	7,238,161	6,587,835
Total assets	$ 496,972,507	$ 467,683,632
	============	============

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 340,763,616	$ 318,742,948
Securities sold under repurchase agreements	26,431,222	16,102,418
FHLB borrowings	77,665,861	86,595,570
Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	13,172,998	7,172,998
Other liabilities	2,573,999	2,570,250
Total liabilities	460,607,696	431,184,184

Shareholders' equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,517,341 and 2,576,827 shares outstanding
at 12/31/03 and 06/30/03, respectively	2,786,095	2,786,095
Additional paid in capital	10,412,875	10,381,692
Retained earnings	27,112,573	25,756,832
Accumulated other comprehensive (loss) income	(343,576)	91,169
Treasury Stock at cost, 268,754 and 209,268 shares at 12/31/03 and
6/30/03, respectively.	(3,603,156)	(2,516,340)
Total shareholders' equity	36,364,811	36,499,448
Total liabilities and shareholders' equity	$ 496,972,507	$ 467,683,632
	=============	============
		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
Interest and dividend income:
Interest on loans and loans held for sale	$ 6,287,851	$ 6,972,980
Interest on FHLB overnight deposits	3,710	1,786
Interest and dividends on available for sale securities	533,675	282,754
Dividends on Federal Home Loan Bank stock	46,057	58,617
Other interest and dividend income	901	1,781
Total interest and dividend income	6,872,194	7,317,918

Interest expense:
Deposits	1,562,217	2,096,200
Repurchase agreements	79,566	28,141
Borrowed funds	1,121,860	1,211,778
Trust preferred securities	187,245	176,520
Total interest expense	2,950,888	3,512,639

Net interest income before provision for loan losses	3,921,306	3,805,279
Provision for loan losses	240,802	465,082
Net interest income after provision for loan losses	3,680,504	3,340,197

Noninterest income:
Fees and service charges on loans	166,078	136,966
Fees for other services to customers	245,363	209,559
Net securities gains	74,856	250,054
Gain on trading activities	4,439	2,447
Gain on sales of loans	101,420	260,183
Investment and insurance commissions	495,583	410,214
Increase in cash surrender value of BOLI	85,701	103,284
Other income	73,503	73,145
Total noninterest income	1,246,943	1,445,852

Noninterest expense:
Salaries and employee benefits	2,060,636	1,918,789
Net occupancy expense	291,616	294,070
Equipment expense	253,269	244,183
Intangible assets amortization	66,468	66,468
Other expense	933,435	922,303
Total noninterest expense	3,605,424	3,445,813

Income before income taxes	1,322,023	1,340,236
Income tax expense	432,005	428,253
Net income	$ 890,018	$ 911,983
	===========	===========
Earnings per common share:
Basic	$ 0.35	$ 0.34
Diluted	$ 0.34	$ 0.34

Net interest margin	3.43%	3.65%
Net interest spread	3.20%	3.30%
Return on average assets (annualized)	0.74%	0.82%
Return on average equity (annualized)	9.66%	10.10%
Efficiency ratio	70%	66%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002
Interest and dividend income:
Interest on loans and loans held for sale	$ 12,493,134	$ 13,987,593
Interest on FHLB overnight deposits	9,854	32,150
Interest on available for sale securities	901,169	612,746
Dividends on Federal Home Loan Bank stock	97,137	121,421
Other Interest Income	1,929	4,588
Total interest and dividend Income	13,503,223	14,758,498

Interest expense:
Deposits	3,175,853	4,375,330
Repurchase agreements	145,553	54,275
Trust preferred securities	363,766	353,041
Other borrowings	2,289,028	2,421,867
Total interest expense	5,974,200	7,204,513

Net interest income before provision for loan losses	7,529,023	7,553,985
Provision for loan losses	480,802	690,558
Net interest income after provision for loan losses	7,048,221	6,863,427

Noninterest income:
Fees and service charges on loans	315,037	287,794
Fees for other services to customers	487,035	411,984
Net securities gains	118,351	432,903
Gain on trading activities	11,504	2,447
Gain on sales of loans	532,586	378,734
Investment and insurance commissions	940,451	707,305
Increase in cash surrender value of BOLI	188,961	103,284
Other income	151,230	155,474
Total noninterest income	2,745,155	2,479,925

Noninterest expense:
Salaries and employee benefits	4,063,328	3,704,116
Net occupancy expense	601,825	563,079
Equipment expense	511,937	452,745
Intangible asset amortization	132,936	132,936
Other expense	1,823,289	1,768,822
Total noninterest expense	7,133,315	6,621,698

Income before income taxes	2,660,061	2,721,654
Income tax expense	853,662	902,733
Net income	$ 1,806,399	$ 1,818,921
	============	============
Earnings per common share:
Basic	$ 0.71	$ 0.69
Diluted	$ 0.69	$ 0.68

Net interest margin	3.35%	3.61%
Net interest spread	3.10%	3.23%
Return on average assets (annualized)	0.76%	0.82%
Return on average equity (annualized)	9.78%	10.17%
Efficiency ratio	69%	66%

Page 6
NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Six Months Ended December 31, 2003 and 2002 (Unaudited)
	Common Stock at $1.00 Par	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the six months ended 12/31/02	-	-	1,818,921	-	-	1,818,921
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	1,293	-	1,293
Total Comprehensive income	-	-	-	-	-	1,820,214

Dividends on common stock at $0.16 per share	-	-	(423,753)	-	-	(423,753)
Treasury stock purchased	-	-	-	-	(45,722)	(45,722)
Common stock issued in connection with employee benefit and stock option plans	- ___________	2,557 ____________	- ____________	- ____________	12,443 ____________	15,000 ____________
Balance at December 31, 2002	$ 2,786,095 ==========	$ 10,376,842 ==========	$ 24,143,928 ==========	$ 179,455 ==========	$ (1,389,790) ==========	$ 36,096,530 ==========

Balance at June 30, 2003	$ 2,786,095	$ 10,381,692	$ 25,756,832	$ 91,169	$ (2,516,340)	$ 36,499,448
Net income for the six months ended 12/31/03	-	-	1,806,399	-	-	1,806,399
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(434,745)	-	(434,745)
Total Comprehensive income						1,371,654
Dividends on common stock at $0.17 per share	-	-	(450,658)	-	-	(450,658)
Treasury stock purchased	-	-	-	-	(1,172,205)	(1,172,205)
Common stock issued in connection with employee benefit and stock option plans	- ___________	31,183 ____________	- ____________	- ____________	85,389 ___________	116,572 ____________
Balance at December 31, 2003	$ 2,786,095	$ 10,412,875	$ 27,112,573	$ (343,576)	$ (3,603,156)	$ 36,364,811
	==========	==========	==========	===========	==========	==========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002
Cash provided by operating activities:	$ 5,522,473	$ 291,545

Cash flows from investing activities:
Available for sale securities purchased	(31,812,611)	(10,049,855)
Available for sale securities matured	3,551,547	2,756,983
Available for sale securities sold	7,519,079	19,948,092
Net change in loans	(18,026,730)	(17,846,991)
Net capital expenditures	(664,558)	(352,267)
Proceeds from sale of acquired assets	194,816	658,082
Real estate held for investment sold	-	37,800
Bank owned life insurance purchased	-	(7,143,999)
Net cash used in investing activities	(39,238,457)	(11,992,155)

Cash flows from financing activities:
Net change in deposits	22,020,668	(1,381,055)
Net change in repurchase agreements	10,328,804	1,164,414
Dividends paid	(450,658)	(423,753)
Proceeds from stock issuance	116,572	15,000
Treasury stock buyback	(1,172,205)	(45,722)
Debt issuance costs paid	(120,000)	-
Proceeds from issuance of Junior Subordinated Debentures	6,000,000	-
Net (decrease) increase in advances from Federal Home Loan Bank of Boston	(8,929,709)	4,328,014
Net cash provided by financing activities	27,793,472	3,656,898

Net decrease in cash and cash equivalents	(5,922,512)	(8,043,712)

Cash and cash equivalents, beginning of period	18,807,919	18,749,092
Cash and cash equivalents, end of period	$ 12,885,407	$ 10,705,380
	=============	=============

Cash and cash equivalents include cash on hand, amounts due
from banks, interest bearing deposits, and FHLB overnight deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(434,745)	1,293
Net transfer from loans to acquired assets	179,955	639,315

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	794,368	848,000
Interest paid	5,935,297	7,188,098

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003 included in the Company's Annual Report on Form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT to the public (together the "NBNCT Trust Securities"), (ii) using the proceeds of the sale of NBNCT Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the NBNCT Trust Securities). NBN Capital Trust II and III, each a Delaware statutory trust (together, the "Private Trusts") were created in December 2003 for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); NBN Capital Trust II pays a variable rate based on three month LIBOR and NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR and (iii)engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Debentures and the Junior Subordinated Notes are the sole assets of the NBNCT and the Private Trusts, respectively. The Preferred Securities of NBNCT accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security , and the Preferred Securities of the Private Trusts pay quarterly distributions at an annual rate 3.97% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, and an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the NBNCT and Private Trust Preferred Securities, but only to the extent of funds held by the trusts. NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common cecurities to the Company. NBN Capital Trusts II and III has sold a total of $6,000,000 of its trust preferred securities in a private placement offering and a total of $186,000 of its common securities to the Company. The NBNCT and Private Trusts Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 and March 30, 2034, respectively, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 and the Junior Subordinated Notes, in whole or in part on or after March 30, 2009 at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2003	June 30, 2003
Residential real estate	$ 128,661,402	$ 125,436,951
Commercial real estate	110,466,682	97,853,671
Construction	7,892,007	7,200,465
Commercial	65,855,431	67,585,418
Consumer & Other	81,288,488	78,235,230
Total	394,164,010	376,311,735
Net Deferred Costs	2,474,575	2,675,053
Net Loans	$ 396,638,585 ============	$ 378,986,788 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six months Ended December 31,
	2003	2002
Balance at beginning of period	$ 4,016,000	$ 3,496,000
Add provision charged to operations	480,802	690,558
Recoveries on loans previously charged off	158,736	210,427
	4,655,538	4,396,985
Less loans charged off	317,538	597,985
Balance at end of period	$ 4,338,000 ==========	$ 3,799,000 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	December 31, 2003		June 30, 2003
	Cost	Market Value	Cost	Market Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 23,664,056	$ 23,343,171	$ 18,553,557	$ 18,601,194
Mortgage-backed securities	39,017,738	38,816,417	21,466,317	21,629,581
Equity securities	2,730,292	2,731,928	1,571,114	1,498,347
	$ 65,412,086 ==========	$ 64,891,516 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========
	December 31, 2003		June 30, 2003
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 14,561,000	$ 14,385,741	$ 17,563,520	$ 17,621,194
Due after five years through ten years	8,063,550	7,967,430	--	--
Due after ten years	1,039,506	990,000	990,037	980,000
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	39,017,738	38,816,417	21,466,317	21,629,581
Equity securities	2,730,292	2,731,928	1,571,114	1,498,347
	$ 65,412,086 ==========	$ 64,891,516 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	December 31, 2003	June 30, 2003
Demand	$ 35,603,551	$ 34,156,534
NOW	62,171,911	68,078,750
Money Market	14,835,997	25,570,052
Regular Savings	28,639,816	26,026,860
Brokered Deposits	61,737,989	27,693,306
Certificates of Deposit	137,774,352	137,217,446
Total Deposits	$ 340,763,616 ============	$ 318,742,948 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2003
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 21,177,700	1.18% - 5.55%	2004
32,118,709	2.43% - 6.79%	2005
1,000,000	5.55%	2006
6,653,280	2.83% - 3.56%	2007
9,716,172	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 77,665,861 =============

June 30, 2003
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 19,732,620	1.77% - 6.67%	2004
16,113,460	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
16,749,490	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,595,570 =============

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

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options have been granted for the current or previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and six months ended December 31, 2003 and 2002 would have been the amounts shown below.
	For the Three Months Ended December 31		For the Six Months Ended December 31
	2003	2002	2003	2002
Net Income as reported	$ 890,018	$ 911,983	$ 1,806,399	$ 1,818,921
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	--	--	--
Pro forma net income	$ 890,018 ========	$ 911,983 ========	$ 1,806,399 ========	$ 1,818,921 ========

Earnings per share
Basic - as reported	$ 0.35	$ 0.34	$ 0.71	$ 0.69
Basic - pro forma	$ 0.35	$ 0.34	$ 0.71	$ 0.69

Diluted - as reported	$ 0.34	$ 0.34	$ 0.69	$ 0.68
Diluted - pro forma	$ 0.34	$ 0.34	$ 0.69	$ 0.68

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2003 and 2002 and the financial condition at December 31, 2003 and June 30, 2003. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2003 for discussion of the critical accounting policies of the Company.

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

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. We conduct business from our headquarters in Auburn, Maine and from 13 banking offices all located in Western and South-Central Maine. At December 31, 2003, we had consolidated assets of $497 million and consolidated shareholders' equity of $36.4 million.

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

The Bank has entered into an agreement to sell the deposits and certain loans from its Richmond branch to Gardiner Institute for Savings of Gardiner, Maine, and then close the Richmond branch. The sale and branch closure are pending regulatory approval. This transaction is not expected to have a negative impact on the operating results. The Bank will receive a premium of 5% on the deposits transferred to Gardiner Institute for Savings, subject to certain limitations on certificates of deposit. The Bank will replace the transferred deposits with the purchase of brokered certificates of deposit. The sale is expected to close in April, 2004. The Bank plans to expand its branch network into South-western Maine.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2003 and 2002

General

The Company reported consolidated net income of $890,018 or $0.34 per diluted share for the three months ended December 31, 2003 compared with $911,983, or $0.34 per diluted share for the three months ended December 31, 2002, a decrease of $21,965 or 2%. Net interest income increased $116,027, or 3%, primarily from higher earning assets. Non-interest income decreased $198,909, or 14%, from decreased gains on sales of loans, securities gains and cash surrender value of bank owned life insurance, partially offset by higher investment and insurance commissions. The provision for loan losses decreased $224,280, or 48%, compared to the three months ended December 31, 2002, due to lower net charge-offs for the quarter ended December 31, 2003 and lower non-performing assets. Non-interest expense increased $159,611, or 5%, primarily from higher commissions paid to the investment brokerage division for increased sales volume. Full-time equivalent staff increased by 1.5 as of the quarter ended December 31, 2003 compared to the same period last year. Net interest income continues to be our largest source of revenue. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 9.66% and 0.74%, respectively, for the quarter ended December 31, 2003 and were 10.10% and 0.82%, respectively, for the quarter ended December 31, 2002. The decline in the return on average equity was due to the lower net income for the current quarter. The return on average assets declined primarily from the increase in average assets compared to the quarter ended December 31, 2002.

Net income for the six months ended December 31, 2003 was $1,806,399, or $0.69 per diluted share, as compared to $1,818,921, or $0.68 per diluted share, for the same period one year ago. The results for the six months ended December 31, 2003 was impacted by declining net interest margins, increased non-interest income from the gains realized on the record levels of residential real estate loans sold, and increased non-interest expense from the full year impact of staff additions and higher benefit costs.

ROE and ROA were 9.78% and 0.76%, respectively, for the six months ended December 31, 2003 and 10.17% and 0.82% for the six months ended December 31, 2002. The decline in ROE and ROA were primarily due to a decline in net income.

Net Interest Income

Net interest income for the three months ended December 31, 2003 increased $116,027 compared to the same period in 2002. The increase in net interest income was due to higher average earning assets, increasing $35,640,786, or 9%, for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. The increase in earning assets was primarily due to the purchase of government agency and mortgage-backed securities, up $35,716,022, as part of a leveraging program. Average loans decreased $1,909,516, or less than 1%, for the quarter ended December 31, 2003 compared to the same period last year. Average loans as a percentage of average earning assets was 86% and 93% for the quarters ended December 31, 2003 and 2002, respectively. Net interest margin decreased to 3.43% from 3.65%, or 22 basis points, for the respective periods. Net interest spread for the three months ended December 31, 2003 was 3.20%, a decrease of 10 basis points from 3.30% for the same period a year ago. Comparing the three months ended December 31, 2003 and 2002, the yields on earning assets declined 94 basis points compared to the 84 basis point decrease in the cost of interest-bearing liabilities, reflecting the lower yields on investments and the repricing of loans, deposits and borrowings in a declining interest rate environment.

The changes in net interest income are presented in the schedule below compares the three months ended December 31, 2003 and 2002.

	Difference Due to
	Volume	Rate	Total
Investments	$ 368,311	$ (129,951)	$ 238,360
Loans, net	(34,005)	(651,124)	(685,129)
FHLB & Other Deposits	3,444 _____________	(2,399) _____________	1,045 _____________
Total Interest-earnings Assets	337,750	(783,474)	(445,724)

Deposits	148,918	(682,901)	(533,983)
Repurchases Agreements	47,393	4,031	51,424
Borrowings	(38,954) _____________	(40,238) _____________	(79,192) _____________
Total Interest-bearing Liabilities	157,357 _____________	(719,108) _____________	(561,751) _____________
Net Interest Income	$ 180,393 ============	$ (64,366) ============	$ 116,027 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

Net interest income for the six months ended December 31, 2003 decreased $24,962, or less than 1%, compared to the six months ended December 31, 2002. The decrease in net interest income was primarily due to a decline in the net interest margin of 26 basis points to 3.35% for the six months ended December 31, 2003 from 3.61% for the six months ended December 31, 2002. Average earning assets increased $27,697,112, or 7%, comparing the six months ended December 31, 2003 and 2002. This increase was due to an increase of $28,671,683 in average available for sale securities, an increase in average loans of $360,222 and a decrease in FHLB and other deposits of $1,334,793 for the same periods. The interest rate spread decreased from 3.23% to 3.10% during the same periods, respectively, primarily due to a 100 basis point decrease in interest rates earned on interest-bearing assets compared to an 87 basis point decrease in the rates paid on interest-bearing liabilities. Rates earned and paid reflect a declining interest rate environment.

The changes in net interest income for the six months ended December 31, 2003 and 2002 are presented in the schedule below.

	Difference Due to
	Volume	Rate	Total
Investments	$ 575,130	$ (310,991)	$ 264,139
Loans, net	13,067	(1,507,526)	(1,494,459)
FHLB & Other Deposits	(8,267) _____________	(16,688) _____________	(24,955) _____________
Total Interest-earnings Assets	579,930	(1,835,205)	(1,255,275)

Deposits	193,671	(1,393,148)	(1,199,477)
Repurchases Agreements	86,077	5,201	91,278
Borrowings	(40,416) _____________	(81,698) _____________	(122,114) _____________
Total Interest-bearing Liabilities	239,332 _____________	(1,469,645) _____________	(1,230,313) _____________
Net Interest Income	$ 340,598 ============	$ (365,560) ============	$ (24,962) ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The issuance of new Junior Subordinated Notes should have a minor negative impact on net interest margin and net interest spread.

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

As of December 31, 2003 and 2002, 49% and 47%, respectively, of the Bank's loan portfolio was comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2003 was $240,802, a decrease of $224,280, or 48%, from $465,082 for the three months ended December 31, 2002. For the six months ended December 31, 2003 and 2002, we provided $480,802 and $690,558 for loan losses, respectively. The lower provisions were primarily due to lower net charge-offs, $125,211 for the three months ended December 31, 2003 compared to $316,082 for the same period in 2002, and $158,802 for the six months ended December 31, 2003 compared to $387,558 for the six months ended December 31, 2002. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.09% compared to 1.06% at June 30, 2003.

Noninterest Income

Total non-interest income was $1,246,943 for the three months ended December 31, 2003, a decrease of $198,909, or 14%, from $1,445,852 for the three months ended December 31, 2002. This decrease was primarily due to $158,763 lower gains on sale of residential real estate loans, $173,206 lower net securities and trading gains from lower sales volume and $17,583 decrease in the cash surrender value of bank owned life insurance (BOLI) from the annual resetting of interest rates in September 2003. These decreases in other non-interest income were partially offset by $51,750 increase in higher fees and service charges on loans and other services, $85,369 increase in investment and insurance commissions from higher sales volume, and $13,166 higher loan service fees due to lower amortization of residential real estate (mortgage) servicing rights. Prepayments of residential real estate loans has decreased significantly compared to the three months ended September 30, 2003, reducing amortization of these servicing rights. For the six months ended December 31, 2003 and 2002, total non-interest income was $2,745,155 and $2,479,925, respectively, an increase of $265,230, or 11%. This increase was primarily due to $153,852 higher gains on sale of residential real estate loans from the record levels of residential real estate loans sold to the secondary market, $233,146 higher investment and insurance commissions on higher sales volumes, $85,677 increase in the cash surrender value of bank owned life insurance (BOLI) from the full year impact, and $127,203 in higher fees and service charges on loan and other services (primarily deposit related). These increases were partially offset by $305,495 lower net securities and trading gains, $24,909 lower loan service fees on higher amortization of mortgage servicing rights due to high residential real estate loan prepayments in the three months ended September 30, 2003. See Financial Condition for further discussion of BOLI.

Noninterest Expense

Total non-interest expense for the three months ended December 31, 2003 was $3,605,424 an increase of $159,611, or 5%, from $3,445,813 for the three months ended December 31, 2002. This increase was primarily due to increased salaries and employee benefits of $141,847 from an additional 1.5 full time equivalent employees compared to the quarter ended December 31, 2002, higher commissions paid to the investment brokerage division on higher sales volume, and higher benefits expense. Equipment expense was $9,086 higher from the depreciation expense on software and hardware purchases. Other expenses were $11,132 higher primarily from increased marketing expenditures. For the six months ended December 31, 2003 and 2002, non-interest expense was $7,133,315 and $6,621,698, respectively, an increase of $511,617 or 8%. An increase in salaries and employee benefits of $359,212, or 10%, had the most significant impact on total non-interest expense. This increase was due to the full year impact of staffing for (a) a new call center, (b) the new commercial banking center in Portland, and (c) staff to support increased commercial and residential real estate loan volume. Occupancy expense was $38,746, or 7% higher, from the lease expense for the new location of the investment brokerage division and the commercial banking center in Portland and the related expenses for utilities and property taxes. Equipment expense increased $59,192, or 13%, compared to the six months ended December 31, 2002 from the depreciation expense related to the new computer mainframe and operating software and increased costs of software maintenance contracts for our core operating system. Other expense increased $54,467, or 3%, due to higher marketing expenditures and electronic banking transaction fees compared to the six months ended December 31, 2002.

For the three months ended December 31, 2003 and 2002, the increase in income tax expense was due to the decrease in cash surrender value of BOLI which is not subject to income tax. For the six months ended December 31, 2003 and 2002, the income tax expense decreased due to the full year impact of the cash surrender value of BOLI in 2003.

Our efficiency ratio was 70% and 66% for the three months ended December 31, 2003 and 2002, respectively, and 69% and 66% for the six months ended December 31, 2003 and 2002, respectively. The general increase in non-interest expense between the respective periods accounts for the increase in the efficiency ratio.

Financial Condition

Our consolidated assets were $496,972,507 and $467,683,632 as of December 31, 2003 and June 30, 2003, respectively, an increase of $29,288,875, or 6%. The increase in assets was due to a net increase in loans, primarily commercial real estate loans, and purchases of investment securities to leverage the balance sheet, and funded with brokered certificates of deposit and new junior subordinated notes. For the six months ended December 31, 2003, total average assets were $473,596,589, an increase of $32,421,029 from $441,175,560 for the same period last year.

Total stockholders' equity was $36,364,811 and $36,499,448 at December 31, 2003 and June 30, 2003, respectively, a decrease of $134,637, or less than 1%, due to stock repurchases in the three months ended December 31, 2003. The book value per outstanding share was $14.45 at December 31, 2003 and $14.16 at June 30, 2003.

Investment Activities

The investment portfolio was $64,891,516 as of December 31, 2003, an increase of $23,162,394, or 56%, from $41,729,122 as of June 30, 2003. This increase was due primarily to purchasing $19.7 million of government agency and mortgage-backed securities. The increase in the investment portfolio was part of a leveraging program, funded with the purchase of brokered certificates of deposit. This leveraging program is a short-term strategy to increase net interest income and increase eligible collateral pledged to the Federal Home Loan Bank of Boston, increasing our borrowing capacity. The investment portfolio as of December 31, 2003 consists of government agency and mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $50,511,056 for the six months ended December 31, 2003 as compared to $21,839,373 for the six months ended December 31, 2002, an increase of $28,671,683 or 131%.

Our entire investment portfolio is classified as available for sale at December 31, 2003 and June 30, 2003, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2003 was $65,412,086 and $64,891,516, respectively. The difference between the carrying value and the cost of the securities of $520,570 was primarily attributable to the market value of government agency and mortgage-backed securities below their cost. The net unrealized gain on equity securities was $1,636 and the net unrealized loss on government agency and mortgage-backed securities was $522,205 at December 31, 2003. These securities have increased due to the purchase of government mortgage-backed securities which have lower interest rates and shorter maturities compared to June 30, 2003. Substantially all of the government agency and mortgage-backed securities held in our portfolio are high investment grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, other than temporary declines in values of individual equity securities of $1,678 were recognized for the six months ended December 31, 2003. Management also plans to hold the equity, government agency and mortgage-backed securities for the foreseeable future. We believe that equity values are starting to recover, and the underlying companies are viable and well managed.

Loan Portfolio

Total loans of $396,638,585 as of December 31, 2003 increased $17,651,797 or 5%, from $378,986,788 as of June 30, 2003. Compared to June 30, 2003, residential real estate, commercial real estate, construction and consumer loan portfolios increased and commercial loan portfolios decreased. Aggregate commercial real estate and commercial loans increased $10,883,024, or 7%, compared to June 30, 2003. The increase in commercial real estate loans was due to new opportunities with small businesses within our market areas. For the six months ended December 31, 2003, consumer loans increased $4,016,955, or 5%. This increase in consumer loans was due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased by $3,224,451, or 3% compared to June 30, 2003. During the six months ended December 31, 2003, the December quarter's level of prepayments on the purchased and portfolio residential real estate loans declined significantly compared to the quarter ended September 30, 2003. The total loan portfolio averaged $383,665,161 for the six months ended December 31, 2003, a decrease of $16,913, or less than 1%, from the six months ended December 31, 2002.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of December 31, 2003 has changed with increases in commercial real estate and consumer loans when compared to June 30, 2003. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for selected loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 32%, 33% and 40% as of December 31, 2003, June 30, 2003, and December 31, 2002, respectively. The variable rate product as a percentage of total residential real estate loans was 35%, 35% and 40% for the same periods, respectively. Variable rate residential loans have declined when compared to the prior years primarily due to the refinance activity by customers locking in low fixed rates. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We will continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market. Average residential real estate mortgages of $125,596,786 for the six months ended December 31, 2003 decreased $34,068,236, or 21%, from the six months ended December 31, 2002. This decrease was due to increased refinancing activity in a low interest rate environment increasing loan prepayments. The level of prepayments has slowed as new residential real estate loan originations have decreased. For the quarter ended December 31, 2003, these loan originations has decreased to $8.2 million compared to $17.6 million for the same quarter one year ago and $26.2 million from the quarter ending September 30, 2003. This lower volume of residential real estate loan originations is expected to continue as interest rates increase. Purchased loans included in this portfolio are pools of residential real estate loans acquired from other financial institutions that were sold with the servicing retained. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy due to the risk of high prepayments.

Commercial real estate loans as a percentage of total loans were 28%, 26% and 24% as of December 31, 2003, June 30, 2003 and December 31, 2002, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 93%, 93% and 93% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $104,546,335 for the six months ended December 31, 2003 increased $21,194,843, or 25%, from the same period in 2002. The increase in commercial real estate loans was due to market share increases in its existing business markets.

Construction loans as a percentage of total loans were 2% as of December 31, 2003, June 30, 2003 and December 31, 2002, respectively. Risk is controlled by limiting disbursements to the percentage of construction completed. The construction progress is verified by an independent consultant or appraiser. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 47%, 73%, and 66% for the same periods respectively. Average construction loans were $6,955,127 and $8,975,136 for the six months ended December 31, 2003 and 2002, respectively, a decline of $2,020,009 or 23%.

Commercial loans as a percentage of total loans were 17%, 18%, and 14% as of December 31, 2003, June 30, 2003 and December 31, 2002, respectively. The variable rate products as a percentage of total commercial loans were 63%, 63%, and 54% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $64,974,165 for the six months ended December 31, 2003 increased $12,011,771, or 23%, from $52,962,394 for the same period in 2002.

Consumer and other loans as a percentage of total loans were 21%, 21%, and 20% for the periods ended December 31, 2003, June 30, 2003, and December 31, 2002, respectively. At December 31, 2003, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 27%, 19%, and 46% of total consumer loans, respectively, compared to 25%, 17%, and 49% of total consumer loans at June 30, 2003. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $81,592,748 and $78,728,030 for the six months ended December 31, 2003 and 2002, respectively. The $2,864,718, or 4%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans
	December 31, 2003		June 30, 2003
Indirect Auto	$ 22,204,933	27%	$ 19,655,782	25%
Indirect RV	15,265,832	19%	12,941,522	17%
Indirect Mobile Home	37,373,763	46%	38,561,177	49%
Subtotal Indirect	74,844,528		71,158,481
Other	6,443,960	8%	7,076,749	9%
Total	$ 81,288,488 =============	100% ====	$ 78,235,230 ==============	100% =====

Classification of Assets

The Bank had non-performing loans totaling $1,371,000 and $1,829,000 at December 31, 2003 and June 30, 2003, respectively, or 0.35% and 0.49% of total loans, respectively. The Bank's allowance for loan losses was equal to 316% and 220% of the total non-performing loans at December 31, 2003 and June 30, 2003, respectively. The following table represents the Bank's non-performing loans as of December 31, 2003 and June 30, 2003, respectively:

Description	December 31, 2003	June 30,2003
Residential Real Estate	$ 634,000	$ 568,000
Commercial Real Estate	151,000	585,000
Commercial Loans	446,000	600,000
Consumer and Other	140,000	76,000
Total non-performing	$ 1,371,000 ==========	$ 1,829,000 ===========

Allowance for Loan Losses

Management does not believe that the increase in non-performing residential real estate and consumer and other loans as of December 31, 2003 was indicative of a trend. As experienced by financial institutions nationwide, we have had an increase in the number of consumers filing bankruptcy, which accounts for the increase in consumer and other non-performing loans as of December 31, 2003. At December 31, 2003, the Bank had $148,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $212,000 when compared to the $360,000 at June 30, 2003. The Bank's delinquent loans, as a percentage of total loans, increased during the December 31, 2003 quarter. This is a seasonal increase in delinquent loans. A similar increase was experienced in the quarters ended December 31, 2002 and 2001. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-03	09-30-03	06-30-03	03-31-03
1.15%	0.97%	1.09%	0.97%

At December 31, 2003, loans classified as non-performing included approximately $329,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.07% as of December 31, 2003.

The Bank's allowance for loan losses was $4,338,000 as of December 31, 2003 as compared to $4,016,000 as of June 30, 2003, representing 1.09% and 1.06% of total loans, respectively. Management maintained an allowance at a level that they believed was reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the decrease in non-performing loans, the decrease in net charge offs compared to the six months ended December 31, 2002, the improving trend of internal risk ratings and credit concentrations.

Provisions for loan losses are based on management's ongoing evaluation of the adequacy of the allowance for loan losses. This evaluation involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. For the six months ended December 31, 2003, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was completed in September 2003. At the time of the exam the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

At December 31, 2003, the Company had acquired assets of $56,395 a decrease of $40,361 compared to June 30, 2003. The decrease is net of additions of $174,455, less dispositions of $194,816, and less provisions for the allowance for losses of $20,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $5,305 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at November 15, 2003. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 19% of Company's capital and the allowance for loan losses at December 31, 2003.

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

Total deposits of $340,763,616 as of December 31, 2003 increased $22,020,668, or 7%, from $318,742,948 as of June 30, 2003. NOW and money market accounts decreased $5,906,839, and $10,734,055, respectively, compared to June 30, 2003. The decrease in money market account balances was due to discontinuing the Maximum Return Sweep account. Existing customers who required collateralized deposit balances were moved to repurchase accounts with similar interest rates. Demand deposits and regular savings increased $1,447,017 and $2,612,956 for the same period. Certificates of deposits increased during the six months ended December 31, 2003 by $34,601,589, primarily from brokered certificates of deposit. Management's strategy has moved certificate of deposit rates for maturities two years and less above the middle of the market to attract new deposit account relationships.

Total average deposits of $317,045,232 for the six months ended December 31, 2003 increased $17,437,284, or 6%, compared to the average for the six months ended December 31, 2002. The increase in total average deposits compared to December 31, 2002 is net of a $4,650,507 or 16% increase in average demand deposits, $422,612 or 1% decrease in average NOW accounts, $1,008,199 or 6% decrease in average money market accounts, and $5,337,498 or 24% increase in average regular savings accounts. All interest-bearing non-maturing deposit accounts have market interest rates. Average brokered certificates of deposit increased $17,724,642 or 83% to $39,020,285 for the six months ended December 31, 2003. Average regular certificates of deposit decreased $8,844,552, or 6%, to $137,627,314 for the six months ending December 31, 2003. The decrease in regular certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers and competitive pressure. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

At December 31, 2003, brokered certificates of deposit were $61,737,989, and increased by $34,044,683, or 123%, compared to the $27,693,306 balance as of June 30, 2003. This increase reflects our decision to use brokered certificates of deposits as an alternative to FHLB advances to fund the increase in our earning assets. The weighted average maturity for the brokered certificates of deposit is two years.

Securities sold under repurchase agreements were $26,431,222 as of December 31, 2003, an increase of $10,328,804, or 64%, from $16,102,418 as of June 30, 2003. The increase was attributable primarily to funds moved from money market accounts, formerly Maximum Return Sweep customers. Average securities sold under repurchase agreements were $26,147,735 for the six months ended December 31, 2003, an increase of $15,535,162, or 146%, compared to the average for the six months ended December 31, 2002. Repurchase agreements enhance the Bank's ability to obtain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $77,665,861 as of December 31, 2003, a decrease of $8,929,709, or 10%, from $86,595,570 as of June 30, 2003. The decrease in FHLB advances was due to the pay down of an overnight advance of $3,046,000 on July 1, 2003 and repayment of selected advances that matured in December, 2003. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $14,858,000 over and above the December 31, 2003 outstanding advances and the Idealway account line of credit. During the quarter ended December 31, 2003, we had pledged securities of $34,189,018. We plan to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and additional purchases of brokered certificates of deposit. Newly originated 15-year fixed-rate mortgages will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required be pledged to secure FHLB advances. Average advances from the FHLB were $83,636,645 for the six months ended December 31, 2003, a decrease of $1,686,669, or 2%, compared to $85,323,314 average for the same period last year.

In December, 2003, the Company created NBN Capital Trust II and NBN Capital Trust III for the issuance of junior subordinated notes totaling $6,000,000. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The initial interest rate was 3.97%. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. The Company has a call option which can be first exercised on March 30, 2009. These funds were used to fund the growth in earning assets.

Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, repurchase agreements and brokered deposits.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. The 1999 stock repurchase plan was discontinued in October, 2003 with the Board of Director's approval of a temporary stock repurchase plan. The Company purchased 69,486 shares at an average price of $16.87 for an aggregate cost of $1,172,205 under this temporary stock repurchase plan. The temporary stock repurchase plan was discontinued upon the commencement of the 2004 Stock Repurchase Plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan will terminate no later than December 31, 2004. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by Northeast Bancorp at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market.. For the six months ended December 31, 2003, the Company repurchased 69,486 shares. As of December 31, 2003, the Company held in treasury stock $3,603,156 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $36,364,811 as of December 31, 2003 as compared to $36,499,448 at June 30, 2003. The decrease of $134,637, or less than 1%, was primarily due to stock repurchases and dividends paid. Book value per common share was $14.45 as of December 31, 2003 as compared to $14.16 at June 30, 2003. The total average equity to total average assets ratio of the Company was 7.74% as of December 31, 2003 and 8.11% at June 30, 2003.

The Company's net cash provided by operating activities was $5,522,473 during the six months ended December 31, 2003, which was a $5,230,928 increase compared to the same period in 2002. The increase was due primarily from the liquidation of residential real estate loans held for sale. Investing activities were a net use of cash primarily due to the purchase of government agency and mortgage-backed securities and originating loans held in portfolio during the six months ended December 31, 2003 compared to the same period in 2002. Financing activities provided net cash from the increases in deposits including brokered certificates of deposit, repurchase agreements, and the issuance of junior subordinated debt compared to the same period in 2002. Overall, the Company's position of cash and cash equivalents decreased by $5,922,512 during the six months ended December 31, 2003.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2003, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2003, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of December 31, 2003:
Tier 1 (Core) capital to risk weighted assets	$41,105	10.80%	$15,228	4.00%	$22,841	6.00%
Tier 1 (Core) capital to total assets	$41,105	8.29%	$19,839	4.00%	$24,799	5.00%
Total Capital to risk weighted assets	$42,380	11.13%	$30,455	8.00%	$38,069	10.00%

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

Commitments outstanding as of December 31, 2003 for residential real estate, commercial real estate, and commercial loans totaled $18,437,000 compared to $32,452,000 at June 30, 2003. Unused lines of credit from commercial, construction, and home equity loans totaled $36,831,000 compared to $32,942,000 at June 30, 2003. The loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.

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

Item 4. Controls and Procedures

Management with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

Part II - Other Information

Item 1.	Legal Proceedings None.
Item 2.	Changes in Securities Set forth below is information regarding the purchases made by the Company of its common stock during the quarterly period covered by this Form 10-Q:
Monthly Period 2003	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under Plans
October 1 - 31 (1)	67,286	$16.80	67,286	0
November 1 - 30	2,200	$19.00	2,200	0
December 1 - 31	0	0	0	0 (2)

(1)

On October 15, 2003, the Company approved a temporary stock repurchase pursuant to which the Company was authorized to purchase up to $2,000,000 of the Company's common stock in open market purchases. This temporary stock repurchase plan was approved to bridge the termination of the Company's 1999 Stock Repurchase Plan, as amended, in October 2003 and the adoption of its 2004 Stock Repurchase Plan. Accordingly, the temporary stock repurchase plan terminated on January 16, 2004, the date the 2004 Stock Repurchase Plan was adopted.

(2)

On January 16, 2004, the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase up to 200,000 shares of its common stock from time to time in open market purchases. Unless earlier terminated, the 2004 Stock Repurchase Plan will expire on December 31, 2004.

Item 3.	Defaults Upon Senior Securities None.
Item 4.

Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/10/2003 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 10, 2003, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

		Votes For	Votes Withheld
	John B. Bouchard	2,344,983	3,200
	James P. Day	2,345,383	2,800
	James D. Delamater	2,345,383	2,800
	Ronald J. Goguen	2,338,883	9,300
	Judith W. Kelly	2,345,383	2,800
	Philip Jackson	2,345,383	2,800
	Ronald C. Kendall	2,345,144	3,039
	Pender J. Lazenby	2,345,035	3,148
	John Rosmarin	2,345,383	2,800
	John Schiavi	2,345,050	3,133
	Stephen W. Wight	2,341,125	7,058
	Dennis A. Wilson	2,344,750	3,433

Item 5.	Other Information None.
Item 6.	Exhibits and Reports on Form 8- K
(a)	List of Exhibits:
	Exhibits No.	Description
	11	Statement regarding computation of per share earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
(b)	Reports on Form 8- K
	During the last quarter of the fiscal period covered by this report, the Registrant filed the following reports on Form 8-K:
	On October 22, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for first quarter earnings for the quarter ended September 30, 2003.

On December 22 2003, the Company filed a Current Report on Form 8-K under Item 5 to disclose the issuance of $6.0 million trust preferred securities through Credit Suisse First Boston LLL as placement agent.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
11	Statement regarding computation of per share earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).