Form 10-Q
period 2004-03-31
NORTHEAST BANCORP /ME/
filed 2004-05-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	March 31, 2004

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2004, the registrant had outstanding 2,540,216 shares of common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2004 and June 30, 2003
Consolidated Statements of Income Three Months ended March 31, 2004 and 2003
Consolidated Statements of Income Nine Months ended March 31, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows Nine Months ended March 31, 2004 and 2003
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2004	2003
Assets
Cash and due from banks	$ 10,247,209	$ 16,621,692
Interest bearing deposits	637,682	656,227
Federal Home Loan Bank overnight deposits	11,715,000	1,530,000
Available for sale securities	66,431,514	41,729,122
Loans held for sale	639,500	3,382,719

Loans	405,813,021	378,986,788
Less allowance for loan losses	4,358,000	4,016,000
Net loans	401,455,021	374,970,788

Premises and equipment, net	4,285,228	3,950,757
Federal Home Loan Bank stock	6,644,500	6,644,500
Aquired assets - net	105,523	96,756
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,820,286 at 03/31/04
and $1,620,882 at 6/30/03	384,442	583,846
Bank owned life insurance (BOLI)	7,680,789	7,429,821
Due from broker	-	3,091,672
Other assets	7,395,128	6,587,835
Total assets	$ 518,029,433	$ 467,683,632
	============	============

Liabilities and Shareholders' Equity

Liabilities:
Deposits	$ 352,571,400	$ 318,742,948
Securities sold under repurchase agreements	31,021,808	16,102,418
FHLB borrowings	79,110,077	86,595,570
Guaranteed Preferred Beneficial Interest in the
Company's Junior Subordinated Debentures	13,172,998	7,172,998
Due to broker	1,998,000	-
Other liabilities	2,528,048	2,570,250
Total liabilities	480,402,331	431,184,184

Shareholders' equity:
Preferred stock, cumulative, $1.00 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, $1.00 par value, 15,000,000 shares authorized; 2,786,095 shares issued and 2,533,216 and 2,576,827 shares outstanding
at 03/31/04 and 06/30/03, respectively	2,786,095	2,786,095
Additional paid in capital	10,429,873	10,381,692
Retained earnings	27,893,555	25,756,832
Accumulated other comprehensive (loss) income	(13,042)	91,169
Treasury Stock at cost, 252,879 and 209,268 shares at 03/31/04 and
6/30/03, respectively.	(3,469,379)	(2,516,340)
Total shareholders' equity	37,627,102	36,499,448
Total liabilities and shareholders' equity	$ 518,029,433	$ 467,683,632
	============	============

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest and dividend income:
Interest on loans and loans held for sale	$ 6,338,030	$ 6,651,462
Interest on FHLB overnight deposits	3,115	13,111
Interest and dividends on available for sale securities	618,553	255,541
Dividends on Federal Home Loan Bank stock	35,519	53,247
Other interest income	945	2,045
Total interest and dividend income	6,996,162	6,975,406

Interest expense:
Deposits	1,631,390	1,960,417
Repurchase agreements	65,859	16,881
Borrowed funds	998,696	1,182,718
Trust preferred securities	261,918	176,520
Total interest expense	2,957,863	3,336,536

Net interest income before provision for loan losses	4,038,299	3,638,870
Provision for loan losses	240,256	225,042
Net interest income after provision for loan losses	3,798,043	3,413,828

Noninterest income:
Fees and service charges on loans	129,047	161,907
Fees for other services to customers	237,261	216,911
Net securities gains	69,055	404,609
Loss on trading activities	(2,629)	(3,118)
Gain on sales of loans	96,364	232,055
Investment and insurance commissions	578,647	311,918
Increase in cash surrender value of BOLI	97,677	103,236
Other income	98,960	96,433
Total noninterest income	1,304,382	1,523,951

Noninterest expense:
Salaries and employee benefits	2,161,459	1,876,701
Net occupancy expense	319,369	322,346
Equipment expense	192,930	222,270
Intangible assets amortization	66,468	66,468
Other expense	842,727	855,640
Total noninterest expense	3,582,953	3,343,425

Income before income taxes	1,519,472	1,594,354
Income tax expense	499,124	518,328
Net income	$ 1,020,348	$ 1,076,026
	===========	===========
Earnings per common share:
Basic	$ 0.40	$ 0.41
Diluted	$ 0.40	$ 0.40

Net interest margin	3.43%	3.43%
Net interest spread	3.12%	3.05%
Return on average assets (annualized)	0.82%	0.90%
Return on average equity (annualized)	11.02%	11.70%
Efficiency ratio	67%	65%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Interest and dividend income:
Interest on loans and loans held for sale	$ 18,831,164	$ 20,639,055
Interest on FHLB overnight deposits	12,969	45,261
Interest and dividends on available for sale securities	1,519,722	868,287
Dividends on Federal Home Loan Bank stock	132,656	174,668
Other interest income	2,873	6,633
Total interest and dividend income	20,499,384	21,733,904

Interest expense:
Deposits	4,807,243	6,335,747
Repurchase agreements	211,413	71,156
Borrowed funds	3,287,724	3,604,586
Trust preferred securities	625,683	529,561
Total interest expense	8,932,063	10,541,050

Net interest income before provision for loan losses	11,567,321	11,192,854
Provision for loan losses	721,058	915,599
Net interest income after provision for loan losses	10,846,263	10,277,255

Noninterest income:
Fees and service charges on loans	444,084	449,701
Fees for other services to customers	724,295	628,896
Net securities gains	187,406	837,512
Gain/Loss on trading activities	8,875	(671)
Gain on sales of loans	628,950	610,788
Investment and insurance commissions	1,519,098	1,007,905
Increase in cash surrender value of BOLI	286,638	206,520
Other income	250,191	251,907
Total noninterest income	4,049,537	3,992,558

Noninterest expense:
Salaries and employee benefits	6,224,788	5,569,500
Net occupancy expense	921,194	885,425
Equipment expense	704,867	675,014
Intangible asset amortization	199,404	199,404
Other expense	2,666,015	2,624,462
Total noninterest expense	10,716,268	9,953,805

Income before income taxes	4,179,532	4,316,008
Income tax expense	1,352,785	1,421,061
Net income	$ 2,826,747	$ 2,894,947
	===========	===========
Earnings per common share:
Basic	$ 1.11	$ 1.09
Diluted	$ 1.08	$ 1.08

Net interest margin	3.38%	3.55%
Net interest spread	3.10%	3.16%
Return on average assets (annualized)	0.78%	0.87%
Return on average equity (annualized)	10.21%	10.69%
Efficiency ratio	69%	66%

Page 6
NORTHEAST BANCORP AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended March 31, 2004 and 2003 (Unaudited)
	Common Stock at $1.00 Par	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2002	$ 2,786,095	$ 10,374,285	$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791
Net income for the nine months ended 3/31/03	-	-	2,894,947	-	-	2,894,947
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(216,375)	-	(216,375)
Total Comprehensive income	-	-	-	-	-	2,678,572

Dividends on common stock at $0.24 per share	-	-	(635,500)	-	-	(635,500)
Treasury stock purchased	-	-	-	-	(45,722)	(45,722)
Common stock issued in connection with employee benefit and stock option plans	- ___________	2,557 ____________	- ____________	- ____________	12,443 ____________	15,000 ____________
Balance at March 31, 2003	$ 2,786,095 ==========	$ 10,376,842 ==========	$ 25,008,207 ==========	$ (38,213) ==========	$ (1,389,790) ==========	$ 36,743,141 ==========

Balance at June 30, 2003	$ 2,786,095	$ 10,381,692	$ 25,756,832	$ 91,169	$ (2,516,340)	$ 36,499,448
Net income for the nine months ended 3/31/04	-	-	2,826,747	-	-	2,826,747
Adjustment of net unrealized loss/gain on securities available for sale	-	-	-	(104,211)	-	(104,211)
Total Comprehensive income						2,722,536
Dividends on common stock at $0.26 per share	-	-	(690,024)	-	-	(690,024)
Treasury stock purchased	-	-	-	-	(1,172,205)	(1,172,205)
Common stock issued in connection with employee benefit and stock option plans	- ___________	48,181 ____________	- ____________	- ____________	219,166 ___________	267,347 ____________
Balance at March 31, 2004	$ 2,786,095	$ 10,429,873	$ 27,893,555	$ (13,042)	$ (3,469,379)	$ 37,627,102
	==========	==========	==========	===========	==========	==========
		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash provided by operating activities:	$ 5,936,483	$ 2,007,690

Cash flows from investing activities:
Available for sale securities purchased	(36,955,322)	(28,428,027)
Available for sale securities matured	8,350,301	3,396,325
Available for sale securities sold	8,828,593	27,343,107
Net change in loans	(27,394,741)	(10,371,371)
Net capital expenditures	(827,301)	(465,015)
Proceeds from sale of acquired assets	306,492	1,083,737
Real estate held for investment sold	-	54,631
Bank owned life insurance purchased	-	(7,143,999)
Net cash used in investing activities	(47,691,978)	(14,530,612)

Cash flows from financing activities:
Net change in deposits	33,828,452	27,279,849
Net change in repurchase agreements	14,919,390	(2,250,148)
Dividends paid	(690,024)	(635,500)
Proceeds from stock issuance	267,347	15,000
Treasury stock repurchased	(1,172,205)	(45,722)
Debt issuance costs paid	(120,000)	-
Proceeds from issuance of Junior Subordinated Debentures	6,000,000	-
Net (decrease) increase in advances from Federal Home Loan Bank of Boston	(7,485,493)	247,846
Net cash provided by financing activities	45,547,467	24,611,325

Net increase in cash and cash equivalents	3,791,972	12,088,403

Cash and cash equivalents, beginning of period	18,807,919	18,749,092
Cash and cash equivalents, end of period	$ 22,599,891	$ 30,837,495
	============	============

Cash and cash equivalents include cash on hand, amounts due
from banks, interest bearing deposits, and FHLB overnight deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(104,211)	(216,375)
Net transfer from loans to acquired assets	341,595	795,410

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,243,868	1,425,000
Interest paid	8,670,838	10,523,832

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003 included in the Company's Annual Report on Form 10-K.

2.  Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT to the public (together the "NBNCT Trust Securities"), (ii) using the proceeds of the sale of NBNCT Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the NBNCT Trust Securities). NBN Capital Trust II and III, each a Delaware statutory trust (together, the "Private Trusts") were created in December 2003 for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); NBN Capital Trust II pays a variable rate based on three month LIBOR and NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR and (iii)engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Debentures and the Junior Subordinated Notes are the sole assets of the NBNCT and the Private Trusts, respectively. The Preferred Securities of NBNCT accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security, and the Preferred Securities of the Private Trusts pay quarterly distributions at an annual rate 3.97% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, and an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the NBNCT and Private Trust Preferred Securities, but only to the extent of funds held by the trusts. NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. NBN Capital Trusts II and III have sold a total of $6,000,000 of its trust preferred securities in a private placement offering and a total of $186,000 of its common securities to the Company. The NBNCT and Private Trusts Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 and March 30, 2034, respectively, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 and the Junior Subordinated Notes, in whole or in part on or after March 30, 2009 at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2004	June 30, 2003
Residential real estate	$ 130,848,069	$ 125,436,951
Commercial real estate	116,562,154	97,853,671
Construction	8,640,889	7,200,465
Commercial	63,289,119	67,585,418
Consumer & Other	84,024,650	78,235,230
Total	403,364,881	376,311,735
Net Deferred Costs	2,448,140	2,675,053
Net Loans	$ 405,813,021 ============	$ 378,986,788 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2004	2003
Balance at beginning of period	$ 4,016,000	$ 3,496,000
Add provision charged to operations	721,058	915,599
Recoveries on loans previously charged off	244,552	328,866
	4,981,610	4,740,465
Less loans charged off	623,610	835,465
Balance at end of period	$ 4,358,000 ==========	$ 3,905,000 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	March 31, 2004		June 30, 2003
	Cost	Market Value	Cost	Market Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 26,794,378	$ 26,774,533	$ 18,553,557	$ 18,601,194
Mortgage-backed securities	37,180,139	37,235,338	21,466,317	21,629,581
Equity securities	2,476,758	2,421,643	1,571,114	1,498,347
	$ 66,451,275 ==========	$ 66,431,514 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========
	March 31, 2004		June 30, 2003
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 15,245,920	$ 15,223,678	$ 17,563,520	$ 17,621,194
Due after five years through ten years	10,558,093	10,624,145	--	--
Due after ten years	990,365	926,710	990,037	980,000
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	37,180,139	37,235,338	21,466,317	21,629,581
Equity securities	2,476,758	2,421,643	1,571,114	1,498,347
	$ 66,451,275 ==========	$ 66,431,514 ==========	$ 41,590,988 ==========	$ 41,729,122 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	March 31, 2004	June 30, 2003
Demand	$ 33,653,099	$ 34,156,534
NOW	63,598,852	68,078,750
Money Market	15,411,628	25,570,052
Regular Savings	29,218,232	26,026,860
Brokered Deposits	75,703,285	27,693,306
Certificates of Deposit	134,986,304	137,217,446
Total Deposits	$ 352,571,400 ============	$ 318,742,948 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$ 14,064,185	3.98% - 5.55%	2005
33,868,432	2.08% - 6.79%	2006
8,000,000	2.22% - 5.55%	2007
16,177,460	2.68% - 5.68%	2008
4,000,000	4.50% - 4.81%	2011
3,000,000	4.99%	2012
$ 79,110,077 =============

June 30, 2003
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 19,732,620	1.77% - 6.67%	2004
16,113,460	3.11% - 6.65%	2005
27,000,000	5.52% - 6.79%	2006
16,749,490	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,595,570 =============

8.  Stock Option Plans

Northeast Bancorp grants "incentive stock options" only to employees of the Company, and grants "nonqualified stock options" to employees and non-employee directors. All options granted under these plans are required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Under Accounting Principle Board Opinion No. 25, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. The options vest immediately upon being granted.

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options have been granted for the current or previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 would have been the amounts shown below.
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Net Income as reported	$ 1,020,348	$ 1,076,026	$ 2,826,747	$ 2,894,947
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	--	--	--
Pro forma net income	$ 1,020,348 ========	$ 1,076,026 ========	$ 2,826,747 ========	$ 2,894,947 ========

Earnings per share
Basic - as reported	$ 0.40	$ 0.41	$ 1.11	$ 1.09
Basic - pro forma	$ 0.40	$ 0.41	$ 1.11	$ 1.09

Diluted - as reported	$ 0.40	$ 0.40	$ 1.08	$ 1.08
Diluted - pro forma	$ 0.40	$ 0.40	$ 1.08	$ 1.08

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2004 and 2003 and the financial condition at March 31, 2004 and June 30, 2003. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2003 for discussion of the critical accounting policies of the Company.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and upon current expectations, estimates, and projections regarding the Company and its industry, our management's belief with respect thereto, and certain assumptions made by our management. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Many of these factors are beyond our control. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2003. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a registered unitary savings and loan holding company with the Office of Thrift Supervision ("OTS") as its primary regulator. We conduct business from our headquarters in Auburn, Maine and from 13 banking offices all located in Western and South-Central Maine. At March 31, 2004, we had consolidated assets of $518 million and consolidated shareholders' equity of $37.6 million.

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

The Bank has entered into an agreement to sell the deposits and certain loans from its Richmond branch to Gardiner Institute for Savings of Gardiner, Maine, and then close the Richmond branch. Regulatory approval has been received by both financial institutions. The sale is scheduled to close on May 14, 2004. This transaction is not expected to have a negative impact on the Bank's operating results in future quarters. The Bank will receive a premium of 5% on the deposits transferred to Gardiner Institute for Savings, subject to certain limitations on certificates of deposit. The Bank will replace the transferred deposits with the purchase of brokered certificates of deposit. The deposit sale and branch closing will allow us to focus our branch expansion opportunities where there is better household growth. There is no impairment of the book value of the branch building. Also, the costs of exiting the Richmond market are not material and will not be accrued.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank generally sells newly originated 30 year fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits, brokered certificates of deposit, securities sold under repurchase agreements and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

Our goal is to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase non-interest income from expanded trust, investment and insurance brokerage services, and control the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. Presently, we are performing due diligence for the potential acquisition of a second insurance agency, and analyzing an opportunity to open a full-service branch in South-western Maine.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003

General

The Company reported consolidated net income of $1,020,348 or $0.40 per diluted share for the three months ended March 31, 2004 compared with $1,076,026, or $0.40 per diluted share for the three months ended March 31, 2003, a decrease of $55,678 or 5%. Net interest income increased $399,429, or 11%, primarily from higher earning assets. Non-interest income decreased $219,569, or 14%, from decreased net security gains, gains on sales of loans, and fees and service charges on loans, partially offset by increased investment and insurance commissions. The provision for loan losses increased $15,214, or 7%, compared to the three months ended March 31, 2003, due to the increase in net charge-offs and an increase in classified loans for the three months ended March 31, 2004. Non-interest expense increased $239,528, or 7%, primarily from higher commissions paid to the investment brokerage division for increased sales volume. Full-time equivalent staff increased by 3.25 as of the quarter ended March 31, 2004 to 181.75 compared to the same period last year. Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 11.02% and 0.82%, respectively, for the quarter ended March 31, 2004 and were 11.70% and 0.90%, respectively, for the quarter ended March 31, 2003. The decline in the return on average equity was due to the lower net income for the current quarter. The return on average assets declined primarily from the increase in average assets compared to the quarter ended March 31, 2003.

Net income for the nine months ended March 31, 2004 was $2,826,747, or $1.08 per diluted share, as compared to $2,894,947, or $1.08 per diluted share, for the same period one year ago. The results for the nine months ended March 31, 2004 was impacted by increased net interest income from higher average earning assets, increased non-interest income from increased investment, and insurance commission revenue, and increased non-interest expense from the full year impact of staff additions and higher compensation from this increase in commission revenue.

ROE and ROA were 10.21% and 0.78%, respectively, for the nine months ended March 31, 2004 and 10.69% and 0.87% for the nine months ended March 31, 2003. The decline in ROE was primarily due to a decrease in net income. The decline in ROA was due to a decrease in net income and higher average total average assets.

Net Interest Income

Net interest income for the three months ended March 31, 2004 increased $399,429 compared to the same period in 2003. The increase in net interest income was due to higher average earning assets, increasing $48,857,770, or 11%, for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in earning assets was primarily due to the purchase of government agency and mortgage-backed securities, up $42,951,048, as part of a leveraging program to increase net interest income. This leveraging program will be terminated at June 30, 2004. Average loans increased $9,569,552, or 2%, for the quarter ended March 31, 2004 compared to the same period last year. Average loans as a percentage of average earning assets was 84% and 92% for the quarters ended March 31, 2004 and 2003, respectively. Net interest margin was 3.43% for each period, respectively. Net interest spread for the three months ended March 31, 2004 was 3.12%, an increase of 7 basis points from 3.05% for the same period a year ago. Comparing the three months ended March 31, 2004 and 2003, the yields on earning assets declined 66 basis points compared to a 73 basis point decrease in the cost of interest-bearing liabilities, reflecting the lower yields on investments and the repricing of loans, deposits and borrowings in a declining interest rate environment.

The changes in net interest income are presented in the schedule below which compares the three months ended March 31, 2004 and 2003.

	Difference Due to
	Volume	Rate	Total
Investments	$ 416,685	$ (71,401)	$ 345,284
Loans, net	160,173	(473,605)	(313,432)
FHLB & Other Deposits	(6,634) _____________	(4,462) _____________	(11,096) _____________
Total Interest-earnings Assets	570,224	(549,468)	20,756

Deposits	258,768	(587,795)	(329,027)
Repurchase Agreements	44,378	4,600	48,978
Borrowings	(6,604) _____________	(92,020) _____________	(98,624) _____________
Total Interest-bearing Liabilities	296,542 _____________	(675,215) _____________	(378,673) _____________
Net Interest Income	$ 273,682 ============	$ 125,747 ============	$ 399,429 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

Net interest income for the nine months ended March 31, 2004 increased $374,467, or 3%, compared to the nine months ended March 31, 2003. The increase in net interest income was primarily due to an increase in average earning assets of $34,714,172, or 8%, for the nine months ended March 31, 2004. Net interest margin was 3.38% for the nine months ended March 31, 2004, a decrease of 0.17% compared to 3.55% for the nine months ended March 31, 2003. The increase in average earning assets was due to an increase of $33,395,655 in average available for sale securities, an increase in average loans of $3,419,715 and a decrease in FHLB and interest-bearing deposits of $2,101,198 for the same periods. The interest rate spread decreased from 3.16% to 3.10% during the same periods, respectively, primarily due to an 89 basis point decrease in interest rates earned on interest-bearing assets compared to an 83 basis point decrease in the rates paid on interest-bearing liabilities. Rates earned and paid reflect a declining interest rate environment.

The changes in net interest income for the nine months ended March 31, 2004 and 2003 are presented in the schedule below.

	Difference Due to
	Volume	Rate	Total
Investments	$ 954,191	$ (344,768)	$ 609,423
Loans, net	180,964	(1,988,855)	(1,807,891)
FHLB & Other Deposits	(15,854) _____________	(20,198) _____________	(36,052) _____________
Total Interest-earnings Assets	1,119,301	(2,353,821)	(1,234,520)

Deposits	469,587	(1,998,091)	(1,528,504)
Repurchases Agreements	130,541	9,716	140,257
Borrowings	(46,493) _____________	(174,247) _____________	(220,740) _____________
Total Interest-bearing Liabilities	553,635 _____________	(2,162,622) _____________	(1,608,987) _____________
Net Interest Income	$ 565,666 ============	$ (191,199) ============	$ 374,467 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include trust preferred securities and FHLB borrowings.

The issuance of new Junior Subordinated Notes on December 22, 2003 had a minor negative impact on net interest margin and net interest spread.

The Company's business primarily consists of the savings and loan activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank will generally experience an improvement in its net interest margins during a period of increasing interest rates.

As of March 31, 2004 and 2003, 49% and 48%, respectively, of the Bank's loan portfolio was comprised of floating rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $240,256, an increase of $15,214, or 7%, from $225,042 for the three months ended March 31, 2003. The higher provision was primarily due to higher net charge-offs, $220,256 for the three months ended March 31, 2004 compared to $119,042 for the same period in 2003. For the nine months ended March 31, 2004 and 2003, we provided $721,058 and $915,599 for loan losses, respectively. The lower provision was due to lower net charge-offs of $379,058 for the nine months ended March 31, 2004 compared to $506,599 for the nine months ended March 31, 2003. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.07% compared to 1.06% at June 30, 2003.

Noninterest Income

Total non-interest income was $1,304,382 for the three months ended March 31, 2004, a decrease of $219,569, or 14%, from $1,523,951 for the three months ended March 31, 2003. This decrease was the combined impact of a $31,870 decrease in fees and service charges on loans and other services, $335,065 lower net securities and trading gains from lower sales volume, $135,691 lower gains on sale of residential real estate loans from lower loan sales volume, and $5,559 decrease in the cash surrender value of bank owned life insurance (BOLI) from the annual resetting of interest rates in September 2003. These decreases in other non-interest income were partially offset by a $266,729 increase in investment and insurance commissions from higher sales volume. For the nine months ended March 31, 2004 and 2003, total non-interest income was $4,049,537 and $3,992,558, respectively, an increase of $56,979, or 1%. This increase was due to $95,331 in higher fees and service charges on loan and other services (primarily deposit related), $18,162 higher gains on sale of residential real estate loans from the record levels of residential real estate loans sold to the secondary market in the quarter ended September 30, 2003, $511,193 higher investment and insurance commissions on higher sales volumes, $80,118 increase in the cash surrender value of bank owned life insurance (BOLI) from the full year impact. These increases were primarily offset by $650,106 lower net securities and trading gains. We expect sales volume of residential real estate loans and the related gain on sales in fiscal 2004 to be approximately 30% lower than fiscal 2003. See Financial Condition for further discussion of BOLI.

Noninterest Expense

Total non-interest expense for the three months ended March 31, 2004 was $3,582,953 an increase of $239,528, or 7%, from $3,343,425 for the three months ended March 31, 2003. This increase was primarily due to increased salaries and employee benefits of $284,758 from an additional 3.25 full time equivalent employees compared to the quarter ended March 31, 2003, higher commissions paid to the investment brokerage division on higher sales volume, and higher benefits expense. Equipment expense was $29,340 lower from the recovery of personal property taxes from the State. Other expenses were $12,913 lower due to other than temporary write downs on equity and non-marketable securities and lower provisions for the disposition of other acquired assets, partially offset by increased advertising expenditures and items processing charges. For the nine months ended March 31, 2004 and 2003, non-interest expense was $10,716,268 and $9,953,805, respectively, an increase of $762,463 or 8%. An increase in salaries and employee benefits of $655,288, or 12%, had the most significant impact on total non-interest expense. This increase was due to the full year impact of staffing for (a) a new call center, (b) the new commercial banking center in Portland, and (c) staff to support increased commercial and residential real estate loan volume. Occupancy expense was $35,769, or 4% higher, from the lease expense for the new location of the investment brokerage division and the commercial banking center in Portland and the related expenses for utilities and property taxes. Equipment expense increased $29,583, or 4%, compared to the nine months ended March 31, 2003 from the depreciation expense related to the new computer mainframe and operating software and increased costs of software maintenance contracts for our core operating system, partially offset by the recovery of personal property taxes from the State and lower miscellaneous expenses for computer hardware and software. Other expense increased $41,553, or 2%, due to higher business insurance costs, advertising expenditures, item processing and electronic banking transaction fees, partially offset by lower professional fees and lower other than temporary write downs on equity and nonmarketable securities compared to the nine months ended March 31, 2003.

For the three and nine months ended March 31, 2004 and 2003, the decrease in income tax expense was primarily due to the decrease in income before income taxes.

Our efficiency ratio was 67% and 65% for the three months ended March 31, 2004 and 2003, respectively, and 69% and 66% for the nine months ended March 31, 2004 and 2003, respectively. The general increase in non-interest expense between the respective periods accounts for the increase in the efficiency ratio.

Financial Condition

Our consolidated assets were $518,029,433 and $467,683,632 as of March 31, 2004 and June 30, 2003, respectively, an increase of $50,345,801, or 11%. The increase in assets was due to a net increase in loans, primarily commercial real estate and consumer loans, and purchases of investment securities to leverage the balance sheet. The increases in assets were funded with brokered certificates of deposit and new junior subordinated notes. For the nine months ended March 31, 2004, total average assets were $482,298,225, an increase of $37,743,676 from $444,554,549 for the same period last year.

Total stockholders' equity was $37,627,102 and $36,499,448 at March 31, 2004 and June 30, 2003, respectively, an increase of $1,127,654, or 3%, due to net income for the nine months ended March 31, 2004 partially offset by stock repurchases in the quarter ended December 31, 2003. The book value per outstanding share was $14.85 at March 31, 2004 and $14.16 at June 30, 2003.

Investment Activities

The investment portfolio was $66,431,514 as of March 31, 2004, an increase of $24,709,576, or 59%, from $41,729,122 as of June 30, 2003. This increase was due primarily to purchasing $35.9 million of government agency and mortgage-backed securities. The increase in the investment portfolio was part of a leveraging program, funded with the purchase of brokered certificates of deposit. This leveraging program is a short-term strategy to increase net interest income and increase eligible collateral pledged to the Federal Home Loan Bank of Boston, which increases our borrowing capacity. The investment portfolio as of March 31, 2004 consists of government agency and mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $55,073,685 for the nine months ended March 31, 2004 as compared to $21,678,030 for the nine months ended March 31, 2003, an increase of $33,395,655 or 154%.

Our entire investment portfolio is classified as available for sale at March 31, 2004 and June 30, 2003, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2004 was $66,451,275 and $66,431,514, respectively. The difference between the carrying value and the cost of the securities of $19,761 was primarily attributable to the market value of equity securities below their cost. The net unrealized loss on equity securities was $55,116 and the net unrealized gain on government agency and mortgage-backed securities was $35,355 at March 31, 2004. The government agency and mortgage-backed securities have increased in market value due to the recent decrease in the interest rates. Substantially all of the government agency and mortgage-backed securities held in our portfolio are high investment grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Based on management's assessment of the securities portfolio, other than temporary declines in values of individual equity securities of $1,678 were recognized for the nine months ended March 31, 2004. Management also plans to hold the equity, government agency and mortgage-backed securities for the foreseeable future. We believe that equity values are starting to recover, and the underlying companies are viable and well managed.

Loan Portfolio

Total loans of $405,813,021 as of March 31, 2004 increased $26,826,233 or 7%, from $378,986,788 as of June 30, 2003. Compared to June 30, 2003, residential real estate, commercial real estate, construction and consumer loan portfolios increased and the commercial loan portfolio decreased. Aggregate commercial real estate and commercial loans increased $14,412,184, or 9%, compared to June 30, 2003. The increase in commercial real estate loans was due to new opportunities with small businesses within our market areas. For the nine months ended March 31, 2004, consumer loans increased $5,789,420, or 7%. This increase in consumer loans was due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased by $5,411,118, or 4% compared to June 30, 2003. During the nine months ended March 31, 2004, the March quarter's level of prepayments on the purchased and portfolio residential real estate loans declined significantly compared to the quarter ended March 31, 2003. The total loan portfolio averaged $388,787,855 for the nine months ended March 31, 2004, an increase of $3,587,297, or 1%, from the nine months ended March 31, 2003.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of March 31, 2004 has changed with increases in commercial real estate and consumer loans when compared to June 30, 2003. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for selected loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 32%, 33% and 35% as of March 31, 2004, June 30, 2003, and March 31, 2003, respectively. The variable rate product as a percentage of total residential real estate loans was 36%, 35% and 35% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We will continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market. Average residential real estate mortgages of $127,046,252 for the nine months ended March 31, 2004 decreased $29,270,314, or 19%, from the nine months ended March 31, 2003. This decrease was due to increased refinancing activity in a low interest rate environment increasing loan prepayments. The level of prepayments has slowed as new residential real estate loan originations have decreased. For the quarter ended March 31, 2004, these loan originations have decreased to $8.3 million compared to $11.8 million for the same quarter one year ago and $26.2 million from the quarter ending September 30, 2003. This lower volume of residential real estate loan originations is expected to continue as interest rates increase. Purchased loans included in this portfolio are pools of residential real estate loans acquired from other financial institutions that were sold with the servicing retained. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy due to the risk of high prepayments.

Commercial real estate loans as a percentage of total loans were 29%, 26% and 25% as of March 31, 2004, June 30, 2003 and March 31, 2003, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 94%, 93% and 94% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $107,078,279 for the nine months ended March 31, 2004 increased $20,004,837, or 23%, from the same period in 2003. The increase in commercial real estate loans was due to additional commercial lending staff in the Bank's existing business markets.

Construction loans as a percentage of total loans were 2% as of March 31, 2004, June 30, 2003 and March 31, 2003, respectively. Risk is controlled by limiting disbursements to the percentage of construction completed. The construction progress is verified by an independent consultant or appraiser. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 52%, 73%, and 70% for the same periods respectively. Average construction loans were $7,380,565 and $8,453,138 for the nine months ended March 31, 2004 and 2003, respectively, a decline of $1,072,573 or 13%.

Commercial loans as a percentage of total loans were 16%, 18%, and 18% as of March 31, 2004, June 30, 2003 and March 31, 2003, respectively. The variable rate products as a percentage of total commercial loans were 61%, 63%, and 63% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $64,915,015 for the nine months ended March 31, 2004 increased $10,462,920, or 19%, from $54,452,095 for the same period in 2003.

Consumer and other loans as a percentage of total loans were 21%, 21%, and 20% for the periods ended March 31, 2004, June 30, 2003, and March 31, 2003, respectively. At March 31, 2004, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 28%, 19%, and 44% of total consumer loans, respectively, compared to 25%, 17%, and 49% of total consumer loans at June 30, 2003. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $82,367,744 and $78,905,317 for the nine months ended March 31, 2004 and 2003, respectively. The $3,462,427, or 4%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans
	March 31, 2004		June 30, 2003
Indirect Auto	$ 24,220,289	29%	$ 19,655,782	25%
Indirect RV	16,327,755	20%	12,941,522	17%
Indirect Mobile Home	37,313,678	44%	38,561,177	49%
Subtotal Indirect	77,861,722		71,158,481
Other	6,162,928	7%	7,076,749	9%
Total	$ 84,024,650 ===========	100% ====	$ 78,235,230 ===========	100% =====

Classification of Assets

The Bank had non-performing loans totaling $926,000 and $1,829,000 at March 31, 2004 and June 30, 2003, respectively, or 0.23% and 0.49% of total loans, respectively. The Bank's allowance for loan losses was equal to 471% and 220% of the total non-performing loans at March 31, 2004 and June 30, 2003, respectively. The following table represents the Bank's non-performing loans as of March 31, 2004 and June 30, 2003, respectively:

Description	March 31, 2004	June 30,2003
Residential Real Estate	$ 199,000	$ 568,000
Commercial Real Estate	119,000	585,000
Commercial Loans	425,000	600,000
Consumer and Other	183,000	76,000
Total non-performing	$ 926,000 ==========	$ 1,829,000 ==========

Allowance for Loan Losses

Management does not believe that the decrease in non-performing residential real estate and consumer and other loans as of March 31, 2004 was indicative of a trend. As experienced by financial institutions nationwide, we have had an increase in the number of consumers filing bankruptcy, which accounts for the increase in consumer and other non-performing loans as of March 31, 2004. At March 31, 2004, the Bank had $148,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $212,000 when compared to the $360,000 at June 30, 2003. The Bank's delinquent loans, as a percentage of total loans, decreased during the March 31, 2004 quarter. A similar decrease was experienced following the quarters ended December 31, 2002 and 2001. To control the amount of such loans, management continues to allocate substantial resources to the collection area.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

03-31-04	12-31-03	09-30-03	06-30-03
0.58%	1.15%	0.97%	1.09%

At March 31, 2004, loans classified as non-performing included approximately $382,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.49% as of March 31, 2004.

The Bank's allowance for loan losses was $4,358,000 as of March 31, 2004 as compared to $4,016,000 as of June 30, 2003, representing 1.07% and 1.06% of total loans, respectively. Management maintained an allowance at a level that they believed was reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the decrease in non-performing loans, the decrease in net charge offs compared to the nine months ended March 31, 2003, the deteriorating trend of internal risk ratings, and credit concentrations.

Provisions for loan losses are based on management's ongoing evaluation of the adequacy of the allowance for loan losses. This evaluation involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. For the six months ended March 31, 2004, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent examination by the Office of Thrift Supervision was completed in September 2003. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

At March 31, 2004, the Company had acquired assets of $105,523 an increase of $8,767 compared to June 30, 2003. The increase is net of additions of $341,259, less dispositions of $306,492, and less provisions for the allowance for losses of $26,000. Management periodically receives independent appraisals to assist in its valuation of acquired assets. As a result of its review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses of $7,007 is adequate to state the portfolio at lower of cost, or fair value less estimated selling expenses.

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at November 15, 2003. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of Company's capital plus the allowance for loan losses at March 31, 2004.

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

Total deposits of $352,571,400 as of March 31, 2004 increased $33,828,452, or 11%, from $318,742,948 as of June 30, 2003. Demand deposit accounts, NOW, and money market accounts decreased $503,435, $4,479,898, and $10,158,424, respectively, compared to June 30, 2003. The decrease in money market account balances was due to discontinuing the Maximum Return Sweep account. Existing customers who required collateralized deposit balances were moved to repurchase accounts with similar interest rates. Regular savings increased $3,191,372 for the same period. Certificates of deposits increased during the nine months ended March 31, 2004 by $45,778,837, primarily from brokered certificates of deposit. Funding from brokered deposit is limited by policy to 25% of total assets. Management's strategy has moved certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships.

Total average deposits of $325,346,438 for the nine months ended March 31, 2004 increased $22,488,880, or 7%, compared to the average for the nine months ended March 31, 2003. The increase in total average deposits compared to March 31, 2003 is net of a $4,222,655 or 14% increase in average demand deposits, $527,748 or 1% decrease in average NOW accounts, $3,590,241 or 19% decrease in average money market accounts, and $5,420,960 or 24% increase in average regular savings accounts. All interest-bearing non-maturing deposit accounts have market interest rates. Average brokered certificates of deposit increased $25,958,554 or 115% to $48,582,280 for the nine months ended March 31, 2004. Average regular certificates of deposit decreased $8,995,300, or 6%, to $136,418,861 for the nine months ending March 31, 2004. The decrease in regular certificates of deposit is attributable to a declining interest rate environment that significantly lowered certificate of deposit rates offered to customers and competitive pressure. Cross selling strategies are employed by the Bank to enhance deposit growth. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

At March 31, 2004, brokered certificates of deposit had increased by $48,009,979, or 173%, to $75,703,285 compared to the $27,693,306 balance as of June 30, 2003. This increase reflects our decision to use brokered certificates of deposits as an alternative to FHLB advances to fund the increase in our earning assets. The weighted average maturity for the brokered certificates of deposit is approximately two years.

Securities sold under repurchase agreements were $31,021,808 as of March 31, 2004, an increase of $14,919,390, or 93%, from $16,102,418 as of June 30, 2003. One large repurchase agreement customer increased its balances at March 31, 2004 by approximately $7 million. By April 30, 2004, securities sold under repurchase agreements were $23,450,791. This increase was placed in overnight deposits with the FHLB of Boston which was the source of funds as the securities sold under repurchase agreements decreased in April. Average securities sold under repurchase agreements were $25,339,838 for the nine months ended March 31, 2004, an increase of $15,765,878, or 165%, compared to the average for the nine months ended March 31, 2003. This increase was attributable primarily to funds moved from money market accounts, formerly Maximum Return Sweep customers. Repurchase agreements enhance the Bank's ability to obtain additional municipal and commercial deposits, improving its overall liquidity position in a cost-effective manner.

Advances from the Federal Home Loan Bank (FHLB) were $79,110,077 as of March 31, 2004, a decrease of $7,485,493, or 9%, from $86,595,570 as of June 30, 2003. The decrease in FHLB advances was due to the pay down of an overnight advance of $3,046,000 on July 1, 2003 and repayment of selected advances that matured in December, 2003. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $10,802,000 over and above the March 31, 2004 outstanding advances and the Idealway account line of credit. For the quarter ended March 31, 2004, we had pledged government agency and mortgage-backed securities of $29,586,150. We plan to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and additional purchases of brokered certificates of deposit. Newly originated 15-year fixed-rate mortgages will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Average advances from the FHLB were $82,791,950 for the nine months ended March 31, 2004, a decrease of $3,261,532, or 4%, compared to $86,053,482 average for the same period last year.

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

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. The 1999 stock repurchase plan was discontinued in October, 2003 with the Board of Director's approval of a temporary stock repurchase plan. The Company purchased 69,486 shares at an average price of $16.87 for an aggregate cost of $1,172,205 under this temporary stock repurchase plan. The temporary stock repurchase plan was discontinued upon the commencement of the 2004 Stock Repurchase Plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan will terminate no later than December 31, 2004. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by Northeast Bancorp at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. For the nine months ended March 31, 2004, the Company repurchased 69,486 shares. As of March 31, 2004, the Company held in treasury stock $3,469,379 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $37,627,102 as of March 31, 2004 as compared to $36,499,448 at June 30, 2003. The increase of $1,127,654, or 3%, was primarily due net income for the nine months ended March 31, 2004 less stock repurchases and dividends paid. Book value per common share was $14.85 as of March 31, 2004 as compared to $14.16 at June 30, 2003. The total average equity to total average assets ratio of the Company was 7.64% as of March 31, 2004 and 8.11% at June 30, 2003.

The Company's net cash provided by operating activities was $5,936,483 during the nine months ended March 31, 2004, which was a $3,928,793 increase compared to the same period in 2003. The increase was due primarily from the liquidation of residential real estate loans held for sale. Investing activities were a net use of cash primarily due to the purchase of government agency and mortgage-backed securities and originating loans held in portfolio during the nine months ended March 31, 2004 compared to the same period in 2003. Financing activities provided net cash from the increases in deposits including brokered certificates of deposit, repurchase agreements, and the issuance of junior subordinated debt compared to the same period in 2003. Overall, the Company's position of cash and cash equivalents increased by $3,405,480 during the nine months ended March 31, 2004.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2004, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of March 31, 2004:
Tier 1 (Core) capital to risk weighted assets	$42,342	10.75%	$15,753	4.00%	$23,629	6.00%
Tier 1 (Core) capital to total assets	$42,342	8.20%	$20,662	4.00%	$25,827	5.00%
Total Capital to risk weighted assets	$44,048	11.18%	$31,506	8.00%	$39,382	10.00%

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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dated or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amount do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letter of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2004, follows:

Contract Amount
	March 31, 2004	March 31, 2003
Commitments to extend credit (1)(3)	$ 16,976,000	$ 32,452,000
Unused lines of credit (2)(3)	$ 36,682,000	$ 32,942,000
Standy letters of credit (4)	$ 3,441,000	$ 2,824,000

     (1) Represents commitment outstanding for residential real estate, commercial real estate, and commercial loans.
     (2) Represents unused lines of credit from commercial, construction, and home equity loans.
     (3) Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
    (4) Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded with the next twelve months.

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

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.

Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports the Company files and submits under the Exchange Act.

There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation

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
During the last quarter of the fiscal period covered by this report, the Registrant filed the following reports on Form 8-K:
On January 22, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for second quarter earnings for the quarter ended December 31, 2003.

On January 30, 2004, the Company filed a Current Report on Form 8-K under Item 5 to disclose the approval of the 2004 Stock Repurchase Plan to repurchase up to 200,000 shares of its common stock, $1.00 par value per share.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2004		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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