Form 10-K
period 2004-06-30
NORTHEAST BANCORP /ME/
filed 2004-09-24
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes__ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant's common shares held by non-affiliates, as of September 17, 2004, was approximately $47,219,407 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,525,102 common shares of the registrant outstanding as of September 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2004 Annual Meeting of Shareholders	III

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934 and is subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business -Forward Looking Statements and Risk Factors."

PART I

Item 1.  Business

General

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"). Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has branches located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. The Bank's wholly owned Subsidiary Northeast Financial Services, Inc. ("NFS") has an office in our Bethel, Maine branch where its insurance division offers casualty and property insurance products.

Northeast Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B. ("Bethel"), is a Maine state-chartered bank and a member of the Federal Reserve System. In 1983, Northeast Bank converted its charter into a federal savings bank and received its federal charter in 1984. In 1987, Northeast Bank converted from a mutual savings bank to a stock form of ownership. Concurrently with this conversion, the Company was chartered as a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and became the holding company for the Bank. As of August 2004, Northeast Bank's charter was converted into a Maine state-chartered universal bank and the Company's application to become a bank holding company under the BHCA was effective. In connection with the conversion of its charter, Northeast Bank applied for and was granted membership in the Federal Reserve System. Accordingly, neither the Company nor Northeast Bank are subject to the regulation of the OTS and are now subject to the regulatory oversight of the Federal Reserve Board ("FRB") and the State of Maine.

From the conversion of Northeast Bank's charter in 1987 through the conversion of its charter to a Maine state-chartered bank, Northeast Bank engaged in a strategy of both geographic and product expansion. During this period, as a result of special grandfather provisions existing at the time of its conversion into a federal savings bank in 1983, Northeast Bank retained the broad powers it had as a Maine-chartered mutual savings bank, including the power to engage in non-residential lending activities.

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary Northeast Financial Services, Inc. provides a broad range of financial services to individuals and companies in western and south-central Maine. Although historically the Bank has been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Northeast Bank is now a general commercial bank and expects to continue to provide the same corporate and personal banking and other services that it currently provides to its customers. Neither its philosophy nor its business strategy has changed as a result of its conversion from a savings bank to a commercial bank. Management believes that continuation of its strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area. As of June 30, 2004, the Company, on a consolidated basis, had total assets of approximately $539 million, total deposits of approximately $378 million, and stockholders' equity of approximately $36 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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
  offering financial planning, investment services, and life insurance

The Company offers our customers access to investment, insurance and annuity products through an arrangement with Commonwealth Equity Services, Inc., an unaffiliated, fully licensed New York securities firm, which licenses the brokers who sell such products and services.

The Company also offers all lines of insurance products through the Bank's subsidiary, Northeast Financial Services, Inc. NFS, which is located at Northeast Bancorp's headquarters in Auburn, Maine.

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

With the goal of providing a full range of banking services to its customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. At June 30, 2004, the Bank's loan portfolio consisted of 32% residential real estate mortgages, 31% commercial real estate mortgages, 15% commercial loans, and 22% consumer loans. At June 30, 2004, the Bank's lending limit was approximately $5.7 million. To the extent that customer's credit needs exceed our lending limits, we may seek participations in such loans with other banks. In addition, the Bank invests in certain U.S. government and agency obligations and other investments permitted by applicable law and regulations.

The Bank is subject to examination and comprehensive regulation by the Maine Bureau of Financial Institutions (the "Maine Bureau") and the FRB, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston and the Federal Reserve Bank of Boston.

The principal executive offices of Northeast Bancorp and the Bank are located at 158 Court Street, Auburn, Maine, 04210, and their telephone number is (207) 777-6411.

Market Area

The Bank is headquartered in Auburn, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, and South Paris, Maine. The Bank closed its Richmond, Maine branch in May, 2004. The Bank's investment brokerage division has an office in Falmouth, Maine from which loan applications are accepted and investment, insurance and financial planning products and services are offered. NFS also has an office in Bethel, Maine where its insurance division offers casualty and property insurance products. The Company's market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services and Competition

Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market area; (ii) the commercial market and small-to-medium sized businesses within its primary market area; (iii) the growing consumer loan market, including indirect automobile dealer and recreational vehicle loans; and (iv) a market for a wide range of other consumer-oriented financial services and products such as financial planning services, investments, life insurance, property and casualty insurance, trust services, college loans and other similar products.

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

The Company encounters strong competition in its market area in making loans, attracting deposits, and selling its other customer products and services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of our business, we compete with other savings banks, commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of our primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources and have higher lending limits.

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

Residential Lending

The major component of the Bank's lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its primary service areas. The Bank offers a variety of mortgage loan products. Its originations are generally for adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having terms of 15 years or 30 years amortized on a monthly basis, with principal and interest due each month. The Bank holds in portfolio all adjustable rate mortgage and fixed rate mortgage loans with terms of 15 years. Fixed rate loans with terms over 15 years are sold into the secondary market. Additionally, the Bank offers second mortgage residential loans.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in our portfolio at June 30, 2004 was approximately $3.975 million, the majority of such loans have balances under $500,000.

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

Consumer Loans

Consumer loans made by the Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, mobile home loans, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 5 year amortization schedule.

Consumer loans are attractive to us because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

In 1998, the Bank entered the indirect automobile lending market. Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers. Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas. These automobile dealers are selected by us. Currently a majority of these loans were originated by 47 dealers located in our market area. Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance. The indirect origination of consumer loan products generally requires funding of dealer reserves. These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions. The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid. The same process applies to indirect recreational vehicle lending which started in 2000.

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

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2004, was approximately $5.7 million.

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

Junior Subordinated Debentures

In December, 2003, the Company created NBN Capital Trust II and NBN Capital Trust III, each a Delaware statutory trust (together the "Private Trusts"), for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"), and (iii) engaging only in those other activities necessary, convenient, or incidental thereto. The Junior Subordinated Notes are the sole assets of the Private Trusts. The Private Trusts sold a total of $6,000,000 of its trust preferred securities in a private placement offering and $186,000 of its common securities to the Company. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The initial interest rate was 3.97%. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. The Company has a call option which can be first exercised on March 30, 2009. The Private Trust Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Notes on March 30, 2034, or upon earlier redemption as provided in the indenture. The Company has fully and unconditionally guaranteed all of the obligations of each trust. These funds were used to fund the growth in earning assets.

On October 4, 1999, the Company formed NBN Capital Trust, a Delaware statutory trust, (the "Trust") for the purpose of (i) issuing and selling its common securities to the company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. The Junior Subordinated Debentures are the sole asset of the Trust. In the quarter ended December 31, 1999, the Trust sold its trust-preferred securities to the public and its common securities to the Company. The Trust used the proceeds to purchase the Junior Subordinated Debentures issued by the Company. The Company pays interest on the Junior Subordinated Debentures at a rate of 9.60% to the Trust at the end of each quarter, which is equal to the dividend rate payable to the holders of the Trust's preferred securities.

Other Subsidiaries

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI) through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996 and ASI now is an inactive corporate subsidiary.

NFS, a Maine Corporation, and a wholly-owned subsidiary of the Bank, was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects. At June 30, 2004, investment in and loans to its subsidiary constituted 0.16% of the Company's total assets. NFS also supports the Bank's non-banking financial services through the insurance division of NFS, which allows the Bank to deliver insurance products to its customers.

Employees

As of June 30, 2004, the Company, the Bank and its subsidiary together employed 168 full-time and 23 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

The banking industry is extensively regulated under both federal and state law. This regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds, and not for the protection of shareholders. The following discussion summarizes certain aspects of the regulatory framework applicable to the Company and Northeast Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Bank Holding Company Regulation

General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHCA"), as well as other federal and state laws governing the banking business. The Federal Reserve Board ("FRB") is the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is registered as a Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Financial Institutions of the State of Maine ("Superintendent"). The Company is required to file reports with, and provide other information regarding its business operations and those of its subsidiaries to, the FRB and the Superintendent.

The BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Generally, permissible activities for bank holding companies include, among other things, factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as an agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHCA does not place territorial limits on permissible non-bank activities of bank holding companies. In making determinations of what non-banking activities are permissible, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB. Further, despite prior approval, the FRB reserves the power to order any bank holding company or its subsidiaries to terminate any activity when the FRB has reasonable grounds to believe that continuation of such activity constitutes a serious risk to the financial soundness, safety, or stability of the bank holding company or any of its bank subsidiaries.

Financial Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"), which amended the BHCA, significantly relaxed previously existing restrictions on the activities of bank holding companies and their subsidiaries to:

    allow bank holding companies that qualify as "a financial holding company" to engage in a substantially broader range of activities that are financial in nature;

    allow insurers and other financial service companies to acquire banks;

    remove various restrictions that apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

    establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Under the GLB Act, an eligible bank holding company may elect to be a "financial holding company" and thereafter engage in a range of activities that are financial in nature and that were not previously permissible for bank holding companies. These activities, which can be conducted either directly or through a subsidiary, include those that are "financial in nature", such as insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. A financial holding company also may engage in any activity that the FRB determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and does not pose a substantial risk to the safety and soundness of an institution or the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company.

In order for a bank holding company to be eligible for financial holding company status, all of the subsidiary insured depository institutions must be "well-capitalized" and "well-managed" and have at least a satisfactory rating on its most recent Community Reinvestment Act of 1977 ("CRA") review. A bank holding company seeking to become a financial holding company must file a declaration with the FRB that it elects to become a financial holding company. If, after become a financial holding company, any of the insured depository institution subsidiaries should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time.

Although Northeast Bank, our sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

Banking Acquisitions. The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also is required to consider the financial and managerial resources and future prospects of the holding companies and banks, the projected capital adequacy on a post-acquisition basis, and the acquiring institution's performance under the CRA.

In addition, Maine law requires the prior approval of the Superintendent for (i) the acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company that controls a Maine financial institution, or (ii) the acquisition by a Maine financial institution holding company of more than 5% of a financial institution or a financial institution holding company domiciled outside the State of Maine.

Interstate Banking and Branching. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") provides that, regardless of any previously applicable state law, bank holding companies which meet specified capital and management adequacy standards, and any state-imposed age requirements, are eligible to acquire banks in states other than their home states unless, as a result of such acquisition, the bank, would control more than 10% of the total deposits of insured depository institutions in the United States or more than 30% of such deposits in that state (or other applicable sate law limits).

Further, the Interstate Banking and Branching Act authorizes adequately capitalized and managed banks to cross state lines to merge with other banks, subject to certain restrictions, thereby creating interstate branches. A bank also may open new branches in a state in which it does not directly have banking operations if that state has enacted a law permitting de novo branching.

Maine law expressly authorizes interstate banking combinations that are approved by the Superintendent and do not result in deposit concentrations exceeding 30% of the total deposits of the State of Maine (unless such limitation is waived by the Superintendent). Further, interstate branch acquisitions and the establishment of de novo branches also are authorized under Maine law. However, if an out-of-state financial institution seeks to establish or acquire branches in Maine, the laws of the jurisdiction of such financial institution must expressly authorize, under conditions no more restrictive than the State of Maine, the out-of-state financial institution to engage in interstate branch acquisitions or establishment of de novo branches in that state.

Source of Strength; Safety and Soundness. Under FRB policy, the Company is expected to act as a source of financial strength to, and commit resources to support, Northeast Bank. This support may be required at times when, absent such FRB policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate Federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "-- Capital Adequacy Guidelines - Classification of Banking Institutions" and "- Enforcement, Policies and Actions".

In addition, the "cross-guarantee" provisions of the FDICIA require insured depository institutions which are under common control to reimburse the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy members of the FDIC. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the insurance fund. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Under FDICIA, as amended, Federal banking regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

Bank Regulation

General. Northeast Bank is a Maine state-chartered banking corporation and a member of the Federal Reserve System and, as such, is subject to the supervision, examination, and regulation by the FRB and the Supervisor.

As a state-chartered commercial bank, Northeast Bank is subject to the applicable provisions of Maine law and the regulations adopted by the Supervisor. The FRB and the Supervisor will regularly examine the operations of Northeast Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. Maine law and the Supervisor regulate (in conjunction with applicable federal laws and regulations), among other things, Northeast Bank's capital, permissible activities, reserves, investments, lending authority, the issuance of securities, payment of dividends, transactions with affiliated parties, and borrowing. The federal and state banking regulations also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any non-bank subsidiaries affiliated with Northeast Bank can borrow or otherwise obtain credit from Northeast Bank. Northeast Bank also is subject to certain restrictions on the purchase of, or investments in, the securities of, and purchase of assets from, the Company and of its non-bank subsidiaries, on loans or extensions of credit by a bank to third parties collateralized by the securities or obligations of the Company and any of its non-bank subsidiaries, on the issuance of guaranties, acceptances and letters of credit on behalf of the Company or any of its non-bank subsidiaries. Northeast Bank is subjected to further restrictions on most types of transactions with the Company and its non-bank subsidiaries which require the terms of such transactions to be substantially equivalent to the terms of similar transactions with non-affiliated entities.

Further, the Company and Northeast Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, Northeast Bank may not generally require a customer to obtain other services from Northeast Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit.

Loans to Insiders. Northeast Bank also is subject to certain restrictions imposed by federal and state banking requiring agencies on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Sections 22(g) and 22(h) of the Federal Reserve Act, as amended, and Regulation O promulgated by the FRB provide that extensions of credit to such insiders (a) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees, (b) must not involve more than the normal risk of repayment or present other unfavorable features, and (c) may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northeast Bank's capital. The regulators do allow small discounts on fees on residential mortgages for directors, officers, and employees. Northeast Bank also is subject to certain lending limits and restrictions on overdrafts to such persons and extensions of credit in excess of certain limits must be approved by the board of directors of Northeast Bank. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on Northeast Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Northeast Bank or the imposition of a cease and desist order.

Bank Subsidiaries' Activities. The powers of Maine-chartered banks include provisions designed to provide these banks with competitive equity to the powers of national banks. In addition, the GLB Act permits state banks to engage in activities that are permissible for subsidiaries of Financial Holding Companies to the extent such activities are permitted under applicable state law. The GLB Act also expressly preserves the ability of state banks, such as Northeast Bank, to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be "well capitalized." State banks with financial subsidiaries will be subject to certain capital deduction, risk management, and affiliate transaction rules. In this regard, FRB rules provide that state bank subsidiaries that engage only in activities that the bank could engage in directly will not be deemed to be a financial subsidiary.

Dividend Restrictions

The Company is a legal entity separate and distinct from Northeast Bank. The primary source of revenues and funds of the Company, including funds to pay dividends to our shareholders, will likely be from dividends, if any, paid to us by Northeast Bank. There are statutory and regulatory limitations on the payment of dividends by Northeast Bank to the Company as well as by the Company to its shareholders. As to the payment of dividends, Northeast Bank is subject to the laws and regulations of the State of Maine and to the regulations of the FRB.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The Federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, under FDICIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "- Capital Adequacy Guidelines - Prompt Corrective Regulatory Action". Moreover, the FRB and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

At June 30, 2004, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $4,370,000.

Capital Adequacy Guidelines

Minimum Capital Requirements. The Company and Northeast Bank are required to comply with capital adequacy standards established by the FRB. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the FRB: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these standards, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, the Federal bank regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth. FRB policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially in excess of the minimum supervisory levels, without significant reliance on intangible assets.

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2004, the Company's consolidated Tier 1 Capital ratio was 10.98% and its Total Capital ratio was 13.09%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2004, was 9.37%.

Federal bank regulatory agencies also have adopted regulations which require regulators to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Other factors taken into consideration include: interest rate exposure, liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operated risks, including concentrations of credit and non-traditional activities. This evaluation is made as part of the institution's regular safety and soundness examination. In addition, pursuant to the requirements of the FDICIA, Federal bank regulatory agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy. Concurrently, the Federal bank regulatory agencies have proposed a new methodology for evaluating interest rate risk.

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company. As of June 30, 2004, Northeast Bank was in compliance with applicable minimum capital requirements.

Classification of Banking Institutions. Among other things, the FDICIA provides Federal bank regulatory agencies with broad powers to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. The extent of those powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

The Federal bank regulatory agencies have adapted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

    "Well capitalized" if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater, and (d) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

    "Adequately capitalized" if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% of greater, and (c) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

    "Undercapitalized" if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4%, or (c) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1);

    "Significantly undercapitalized" if the bank has (a) a total risk-based capital ratio of less than 6%, or (b) a Tier 1 risk-based capital ratio of less than 3%, or (c) a leverage ratio of less than 3%; and

    "Critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a "well capitalized" or "adequately capitalized" depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At June 30, 2004, Northeast Bank met the definition of a "well capitalized" institution.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take "prompt corrective action" if an insured depository institution fails to satisfy certain minimum capital requirements and other measures deemed appropriate by the federal banking regulators. See "- Capital Adequacy Guidelines" and "- Enforcement Policies and Actions." Failure to meet the capital adequacy guidelines could subject a banking institution to capital raising requirements. A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be "undercapitalized". Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of broker deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution's holding company. See "-- Bank Holding Company Regulation - Source of Strength; Safety and Soundness". A "significantly undercapitalized" depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient quantity of voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically under capitalized" institutions.

Brokered Deposits

Only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits.

Enforcement Policies and Actions

The enforcement powers available to Federal banking regulators and the Supervisor over commercial banks and bank holding companies are extensive. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions against banking organizations and affiliated parties, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Federal bank regulatory agencies. Current law generally requires public disclosure of final enforcement actions.

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the CRA and the regulations promulgated thereunder by the appropriate Federal bank regulatory agency. Under the terms of the CRA, Northeast Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate Federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by that institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is part of the FRB's consideration of applications to acquire, merge or consolidate with, or assume the liabilities of, another banking institution or its holding company, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Northeast Bank received a "satisfactory" CRA rating in its most recent examination.

Customer Protection

Northeast Bank also is subject to various consumer laws and regulations intended to protect customers in transactions with depository institutions, as well as other laws and regulations affecting customers of financial institutions generally. Such laws and regulations include, among other things, state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. Northeast Bank must comply with numerous regulations in this regard and is subject to periodic examinations with respect to its compliance with these requirements.

FDIC Insurance Premiums

Northeast Bank is required to pay semiannual FDIC deposit insurance assessments. Under the FDIC's risk-based insurance system, insured institutions are currently assessed premiums based on the institution's capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

Privacy

Under the GLB Act, Federal banking regulators adopted new regulations limiting the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to provide written disclosure of their privacy policies to consumers at the time the banking relationship is formed and annually thereafter. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial service companies and conveyed to outside vendors. The privacy provisions became effective in July 2001.

USA Patriot Act

The USA Patriot Act of 2001 (the "USA Patriot Act") was adopted by the U.S. Congress on October 26, 2001 in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Washington, D.C. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. Under the USA Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. In particular, this Act contained the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 (the "IMLAFA"), which substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The IMLAFA imposes new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Federal banking regulators will consider compliance with the Act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1.0 million.

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a myriad of corporate governance and accounting measures, executive compensation limitations, and enhanced and timely disclosure obligations for corporate information, all of which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act.

Some of the principal provisions of the Sarbanes-Oxley Act include:

    the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

    auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients ;

    additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

    expansion of the audit committee's authority and responsibility by requiring that the audit committee (a) have direct control of the outside auditor, (b) be able to hire and fire the auditor, and (c) approve all non-audit services;

    imposition of a range of new corporate disclosure requirements (i.e., reporting of all off-balance sheet transactions and conflicts), acceleration of reporting obligations, and inclusion in annual reports by management of their assessment of the effectiveness of disclosure and internal controls;

    mandatory disclosure by analysts of potential conflicts of interest; and
    enhanced penalties for fraud and other violations.

In addition, Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and officers of issuers (as defined by the Act). This prohibition, however, does not apply to mortgages made by an insured depository institution, such as Northeast Bank, that are subject to the insider lending restrictions of the Federal Reserve Act.

The American Stock Exchange also has adopted corporate governance rules that have been approved by the SEC. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors. The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted thereunder. The Sarbanes-Oxley Act is expected to increase the administrative costs and burdens of doing business for public companies.

Future Legislation

Changes to the laws and regulations in state or federal banking laws can effect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition, liquidity or result of operations.

STATISTICAL DISCLOSURE

The additional statistical information contained in Item 8(b) of this Form 10-K, "Financial Statements and Supplementary Data" as it relates to the disclosures required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communication made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. . Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.

Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

a)

general economic conditions, either nationally or in the markets where the Company or its subsidiaries offer their financial products or services, may be less favorable than expected, resulting in, among other things, a deterioration of credit quality or in a decreased demand for our products or services;

b)

A significant increase in competitive pressures in the banking and financial services industry increasing significantly and, more particularly, a significant increase in competition in the Company's market areas as described under "Business -- Market for Services and Competition";

c)

changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio, including those described under "Management's Discussion and Analysis of Results of Operations and Financial Condition --Risk Management", and also may have a negative impact on the Company's interest rate exchange agreement;

d)

the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations".

e)

changes in political conditions or changes occurring in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

f)	changes in technology;
g)	the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;
h)	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;
i)	money market and monetary fluctuations, and changes in inflation or in the securities markets;
j)	future acquisitions and the integration of acquired businesses and assets;
k)

changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

l)	the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;
m)	unanticipated litigation, regulatory, or other judicial proceedings;
n)	the success of the Company at managing the risks involved in the foregoing;
o)	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

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

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers. Such changes could adversely impact the Company's financial results. In addition, the newly enacted Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto has significantly increased the regulatory burdens of publicly held corporations. Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may divert resources from our core business operations and may adversely affect our profitability. See "Item 1. Business Supervision and Regulation."

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations,"" - Financial Condition," and" - Risk Management." Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see "Item 1. Business -- Lending Activities."

Item 2.  Properties

The principal executive and administrative offices of the Company and the Bank were relocated to 158 Court Street from 232 Center Street, Auburn, Maine in fiscal 2003. This building is owned by the Bank in fee simple and, in addition to the executive offices, houses the commercial and residential real estate loan underwriting functions.

The Bank has 12 branching locations, including the new branch in Portland. The branches located in Augusta, Bethel, Brunswick, Buckfield, Harrison, Lisbon Falls, and Mechanic Falls, Maine are owned by the Bank in fee simple. The branches located in Auburn, Portland, South Paris and Lewiston, Maine are leased by the Bank. In addition to the leased branches, the Bank leases a facility in Lewiston, Maine where operations, accounting and training functions are performed and a facility in Falmouth, Maine for the investment division of the Bank. These leases have renewal options. In aggregate, branch and other facility leases require payments of $702,000 per year. Certain real property and improvements in Falmouth, Maine, owned in fee simple, was sold in fiscal 2003 when the investment brokerage division relocated to leased space also in Falmouth. The lease for the facility in Bethel, Maine for the insurance division was terminated in July, 2003 when the staff relocated to the Bank's branch in Bethel. The facilities owned or occupied under lease by the Bank and its subsidiaries are considered by management to be adequate. Following June 30, 2004, the Bank agreed to lease new office space in Lewiston, Maine to consolidate its administrative, operations, and consumer underwriting departments starting September 1, 2005. This office space is currently under construction. The annual lease payments will be $264,000 for the initial five years. The Bank also entered into a land lease for a new branch site in Windham, Maine for $25,000 annually.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2004.

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
Name	Age	Position with Company and/or Bank
James D. Delamater	53	President and Chief Executive Officer (1)
Philip C. Jackson	60	Senior Vice President of Bank Trust Operations
Gary Berlucchi	58	Senior Vice President of Bank - Operations
A. Daniel Keneborus	63	Senior Vice President of Bank - Commercial Lending
Marcel Blais	47	Senior Vice President of the Bank - Retail Banking
Robert S. Johnson	52	Chief Financial Officer (1)
Suzanne Carney	38	Clerk

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

PART II

Item 5. Market Prices of Common Stock and Dividends Paid

The Common Stock of Northeast Bancorp trades on the American Stock Exchange (""AMEX"") under the symbol ""NBN"". As of the close of business on September 17, 2004, there were approximately 2,525,102 shares of common stock outstanding held by approximately 500 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company''s Common Stock as reported on AMEX, and dividends paid during each quarter for fiscal years ending June 30, 2004 and 2003.
2003 -- 2004	High	Low	Div Pd
Jul 1-- Sep 30	18.20	16.30	.080
Oct 1 -- Dec 31	20.25	16.60	.090
Jan 1 -- Mar 31	20.00	18.10	.090
Apr 1 -- Jun 30	19.48	19.00	.090

2002 -- 2003	High	Low	Div Pd
Jul 1-- Sep 30	14.99	13.43	.080
Oct 1 -- Dec 31	14.90	13.00	.080
Jan 1 -- Mar 31	15.20	14.34	.080
Apr 1 -- Jun 30	16.55	15.00	.080

On September 17, 2004, the last reported sale price of the Company''s Common stock as quoted on AMEX was $18.70. Holders of the Company''s Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company''s Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank''s ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank''s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See ""Item 1.Business -- Supervision and Regulation"".

Stock repurchases for the year ended June 30, 2004 totaled 88,286 shares at an average price per share of $17.39.

The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.
Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)

April 1 - April 30
May 1 - May 30	18,800	19.31	18,800	181,200
June 1 - June 30
(1)	Based on trade date, not settlement date.
(2)	Represents share purchased in open--market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
(3)	On January 30, 2004, the Company announced that its Board of Directors of the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open--market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2004, unless extended.

Item 6. Selected Financial Data
	At or for the Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$ 27,660	$ 28,586	$ 31,664	$ 35,800	$ 32,406
Interest expense	12,079	13,769	16,998	21,754	18,352

Net interest income	15,581	14,817	14,666	14,046	14,054

Provision for loan losses	962	1,091	842	781	1,072
Other operating income (1)	5,134	4,615	3,675	2,934	2,451
Net securities gains	201	921	547	148	84
Other operating expenses (2)	14,799	13,530	12,146	10,975	10,543

Income before income taxes	5,155	5,732	5,900	5,372	4,974
Income tax expense	1,643	1,877	2,047	1,888	1,764

Net income	$ 3,512 ======	$ 3,855 ======	$ 3,853 ======	$ 3,484 ======	$ 3,210 ======

Consolidated per share data:
Net income:
Basic	$ 1.38	$ 1.46	$ 1.48	$ 1.32	$ 1.17
Diluted	$ 1.35	$ 1.44	$ 1.44	$ 1.30	$ 1.17
Cash dividends	$ 0.35	$ 0.32	$ 0.25	$ 0.25	$ 0.23
Selected balance sheet data:
Total assets	$ 538,754	$ 467,684	$ 442,216	$ 431,298	$ 433,852
Loans receivable	432,594	378,987	374,634	380,483	381,824
Deposits	377,820	318,743	303,198	274,136	259,982
Borrowings	96,558	93,769	93,130	115,222	129,801
Total stockholders' equity	36,453	36,499	34,731	30,445	28,126
Other ratios:
Return on average assets	0.71%	0.86%	0.88%	0.80%	0.79%
Return on average equity	9.50%	10.58%	11.73%	11.65%	11.59%
Average equity to average total assets	7.51%	8.11%	7.51%	6.84%	6.85%
Common dividend payout ratio	25.93%	22.22%	17.36%	19.23%	19.66%

(1) Includes fees for deposit, investment brokerage, and trust services to customer and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition which follows presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") during for the fiscal years ended June 30, 2004, 2003 and 2002. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2004 have been reclassified to conform to the 2004 presentation.

A NOTE ABOUT FORWARD LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contain a summary of Northeast Bancorp's significant accounting policies. The level of the allowance for loan losses is important to the portrayal of the Company's results of operations and financial condition. The determination of what the loan loss allowance should be requires management to make subjective or difficult judgments, some of which may relate to matters that are inherently uncertain. Actual results may differ materially from these estimates and assumptions. Additional information about this policy can be found in Note 1 to the Consolidated Financial Statements.

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see Asset Quality below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB) under the Bank Holding Company Act of 1956. However the Office of Thrift Supervision ("OTS") was its primary regulator at June 30, 2004. We conduct business from our headquarters in Auburn, Maine and, as of June 30, 2004, 12 banking offices all located in Western and South-Central Maine. At June 30, 2004, we had consolidated assets of $538.8 million and consolidated stockholders' equity of $36.5 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. The Bank has offices in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered and loan applications are accepted. The Bank's wholly owned subsidiary Northeast Financial Services, Inc. has an office in our Bethel, Maine branch where the insurance division offers personal and commercial property and casualty insurance products.

Effective August, 2004, the Bank converted its charter to a state bank, and became a member of the Federal Reserve Bank of Boston. As a result, the Bank is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision, but instead is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The name of the Company's wholly-owned subsidiary was changed to Northeast Bank.

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

Our goal is to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase non-interest income from expanded trust, investment and insurance brokerage services, and control the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As part of our growth strategy, the Bank plans to open a new retail branch in Windham, Maine in 2005, one of the rapidly growing communities in Southern Maine. Our Richmond branch was closed in May 2004 and its deposits and branch building sold at book value to allow this expansion.

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. It is also affected by the level of the provision for loan losses, non-interest income and expenses of Northeast Bancorp and the Bank, and the effective tax rate. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

Economic Conditions

We believe that our market area has generally witnessed economic growth from 2003 to mid-2004. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity, and financial condition. We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2004 to fiscal 2003:

    The net interest margin decline by 14 basis points in fiscal 2004 versus fiscal 2003 due primarily to persistent low interest rates and an asset sensitive balance sheet (more interest-bearing assets repriced than interest-bearing liabilities). We continued to originate more loans with variable interest rates than fixed interest rates;
    The impact of the decline in net interest margin were offset by the growth in interest-bearing loans and securities. Record levels of commercial real estate and consumer loans were originated in fiscal 2004. Government agency and mortgage-backed securities were also purchased increasing interest-bearing assets; and
    We sold the deposits and certain loans of our Richmond, Maine branch and closed the branch in May, 2004. The branch building was sold subsequent to June 30, 2004 as we entered into a land lease in Windham, Maine for a new branch.

Our financial condition and liquidity remain strong, and are supported by the following in fiscal 2004:

    Brokered time deposits were used to fund the growth in our balance sheet as an alternative to using FHLB advances. Residential real estate loans are the primary collateral for FHLB advances. The high level of prepayments of these loans in fiscal 2003 reduced the level of collateral so the available advance capacity was below the minimum amount allocated for emergency borrowing by management. We started a program to purchase government agency and mortgage-backed securities funded with brokered time deposits increasing our unused FHLB advance capacity to $26.4 million at June 30, 2004. The remaining capacity for using brokered time deposits was $38 million at June 30, 2004. Total liquidity at fiscal year end 2004 was $67 million exceeding policy limits, but had declined from fiscal 2003;
    The Company and Bank is "well capitalized" under regulatory definitions;
    Junior subordinated debentures totaling $6 million were issued in fiscal 2004;
    Stock repurchases totaled 88,286 shares at an average per share price of $17.39 in fiscal 2004;
    The annual dividends paid per share increased by 9% in fiscal 2004, and
    Internet banking was introduced in May, 2004.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2004 and 2003

Overview

For the fiscal year ended June 30, 2004 (" fiscal 2004"), we reported net income of $3,512,179, or $1.35 per diluted share as compared to $3,855,318, or $1.44 per diluted share, for the fiscal year ended June 30, 2003 ("fiscal 2003"), a decrease of 9%. This decrease was attributable to decreased noninterest income and increased noninterest expense, partially offset by increased net interest income and decreased provision for loan losses. The return on average assets was 0.71% in fiscal 2004 and 0.86% in fiscal 2003. The return on average equity was 9.50% in fiscal 2004 and 10.58% in fiscal 2003. The decrease in our return on average assets and our return on average equity was due to decreased net income for those periods while average assets and average equity increased. Total average assets increased $43.5 million, or 10%, compared to fiscal 2003.

Net interest income increased 5% during fiscal 2004. The increase in our net interest income was due to an increase in our earning assets. Net interest margin, the ratio of net interest income to average earning assets, declined by 14 basis points to 3.35% in fiscal 2004 from 3.49% in fiscal 2003. Net interest spread, the difference between the yield on earning assets and the cost of funds, decreased by 5 basis points to 3.07% in fiscal 2004 from 3.12% in fiscal 2003. This decrease was attributable to the decrease in average yields on earning assets, which was partially offset by a decrease in rates paid on interest-bearing deposits and borrowings reducing our cost of funds. The asset sensitive profile of our balance sheet, where the yields on assets reprice faster that the cost of funds, contributed to this decrease in net interest margin and net interest spread. We experienced a prolong period of declining interest rates during fiscal 2004 from the decisions of the Open Market Committee of the Federal Reserve Board to reduce short-term interest rates. The growth in average earning assets of approximately $40.7 million as compared to the average earning assets in fiscal 2003 increased net interest revenue. Of the increase in average earning assets, average investment securities accounted for $33 million. Noninterest income decreased 4% during fiscal 2004. This decrease was primarily due to lower net securities gains, and lower gains on sales of residential real estate loans. The provision for loan losses decreased 12% primarily from lower net charge-offs during fiscal 2004. Noninterest expense increased 9% during fiscal 2004. This increase was primarily due to increases in salaries and employee benefits expense, marketing expense, and other-than-temporary write-downs on securities.

Net Interest Income

Net interest income increased by $763,771 or 5% during fiscal 2004 primarily due to increased average earning assets. Average earning assets increased $40.7 million during fiscal 2004, comprised of average loans increasing approximately $10.4 million, or 3%, and average investment securities increasing $33 million, or 131%, as compared to fiscal 2003. Average short-term investments decreased $2.7 million compared to the same period. The increase in average loans was primarily due to commercial real estate, commercial loans, and consumer loans originated during fiscal 2004. The increase in average investment securities was due to purchase of government agency and mortgage-backed securities to pledge as eligible collateral for FHLB advances and securities sold under agreement to repurchase. Average interest-bearing deposits increased by $22.9 million, or 8%, during fiscal 2004 primarily from savings accounts and brokered time deposits. Average brokered time deposits increased by $33.6 million to fund investment security purchases. Average repurchase agreements increased during fiscal 2004 by $15.3 million, or 16%. Average borrowings increased due to new issues of junior subordinated debentures. The yield on earning assets decreased 79 basis points to 5.95% in fiscal 2004. The cost of funds decreased 74 basis points due to the overall decline in the costs NOW, money market and savings accounts combined with a reduction in interest rates paid on FHLB advances and junior subordinated debentures. Item 8 Table 1 shows the average balances, yields and rates of assets, liabilities, and net worth of the Company for the past three years. The table below shows the changes from 2003 to 2004 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2004 versus June 30, 2003

	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 1,252,047	$ (324,006)	$ 928,041
Loans, net	716,565	(2,522,245)	(1,805,680)
FHLB deposits & other	(24,590) ____________	(24,064) ____________	(48,654) ____________
Total interest-earning asset	1,944,022	(2,870,315)	(926,293)

Deposits	831,033	(2,454,108)	(1,623,075)
Repurchase agreements	169,964	13,212	183,176
Borrowings	36,075 ____________	(286,240) ____________	(250,165) ____________
Total interest-bearing liabilities	1,037,072 ____________	(2,727,136) ____________	(1,690,064) ____________
Net interest income	$ 906,950 ===========	$ (143,179) ===========	$ 763,771 ===========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include junior subordinated debentures and FHLB advances.

Provision for Loan Losses

The provision for loan losses in fiscal 2004 was $961,938, a decrease of $128,849, or 12%, compared to fiscal 2003. This decrease in the provision for loan losses reflects the lower net loan charge-offs, lower loan delinquency, lower nonperforming loans and lower classified loans for fiscal 2004, partially offset by the increase in loans. Net charge-offs were $400,938 in fiscal 2004 compared to $570,787 in fiscal 2003. This $169,849 decrease, or 30%, was due to decreased gross charge-offs of commercial and consumer loans. Net charge-offs to average loans outstanding was 0.10% in fiscal 2004 compared to 0.15% in fiscal 2003.

The allowance for loan losses at June 30, 2004 was $4,577,000 as compared to $4,016,000 at June 30, 2003, an increase of $561,000, or 14%. The allowance to total portfolio loans was 1.06% at June 30, 2004 compared to 1.06% at June 30, 2003. The ratio of the allowance for loan losses to nonperforming loans was 273% at June 30, 2004 and 220% at June 30, 2003, reflecting an increase the allowance for loan losses and a decrease in nonperforming loans. Nonperforming loans were 0.39% of total loans at June 30, 2004 as compared to 0.49% at June 30, 2003. The decrease in nonperforming loans was primarily due to a decrease in nonperforming residential real estate and commercial real estate loans contractually past due 90 days or more. Total nonperforming loans decreased 8% from the prior year.

For additional information on the allowance for loan losses, see Critical Accounting Policies above.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2004 and 2003 was $5,335,653 and $5,535,944, respectively, a decrease of $200,291, or 4% in fiscal 2004. Most of this decrease was due to the decrease in net securities gains and gains on sales of loans partially off set by increases in investment and insurance commissions and BOLI income.

Fees and service charges on loans of $613,420 increased $15,726 or 3% during fiscal 2004. This increase was attributed to an increase in letter of credit fees, prepayment penalties, and forbearance fees and late charges collected on commercial and commercial real estate loans.

Fees for other services to customers of $975,886 increased $106,142 or 12% during fiscal 2004. This increase was due to higher transaction account service fees, overdraft fees, ATM and debit card fee revenue as compared to fiscal 2003.

Net securities gains of $200,815 decreased $721,319 or 78% during fiscal 2004. Gains realized in fiscal 2003 primarily from the sale of mortgage backed securities were not repeated in fiscal 2004. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Other-than-temporary write-downs on equity securities of $171,312 and $66,832 during fiscal 2004 and 2003, respectively, were included in noninterest expense.

Gains on the sales of loans of $682,795 decreased $366,848 or 35% during fiscal 2004. This decrease was primarily due to lower sales volume of residential real estate loans, a decrease of $15.7 million to $30.1 million in fiscal 2004 compared to $45.8 million in fiscal 2003. Sold loan volume was impacted by a decrease in residential real estate loan volume due to increasing interest rate during fiscal 2004, and by management's decision to hold in portfolio all new 15 year fixed rate loans. Residential real estate loans were sold to reduce our exposure to interest rate risk. The proceeds from loans held for sale was the primary source of improved net cash provided by operating activities for fiscal 2004 compared to fiscal 2003 as shown on the Consolidated Statements of Cash Flow.

Investment and insurance commissions of $1,899,119 increased $423,139 or 29% during the fiscal year 2004. This increase was due to increased commissions earned from the third party sale of mutual funds, annuities, stocks, bonds, life insurance, and property and casualty insurance. The staff was expanded in fiscal 2004 by adding two commissioned brokers.

BOLI income of $379,635 increased $69,855 or 23% during fiscal 2004. This increase was due to twelve months of increased value recognized in fiscal 2004 versus nine months recognized in fiscal 2003. The additions to cash surrender value are based on an average interest yield of 4.94% for the policy year ending September 30, 2004. The interest rates on the policies are reset annually to an amount determined by the life insurance companies. Each policy is subject to minimum interest rates.

Other income of $575,043 increased $263,403 or 85% during fiscal 2004. This increase was primarily from a $264,395 gain realized from the sale of the Richmond branch deposits.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2004 and 2003 was $14,799,072 and $13,529,779, respectively, an increase of $1,269,293 or 9%. The increase in fiscal 2004 was primarily from an increase in salaries and employee benefits, net occupancy expense, equipment expense, and other expense. Our efficiency ratio increased to 70.8% during fiscal 2004 from 66.5% in fiscal 2003.

Salaries and employee benefits expense of $8,284,428 increased $682,899 or 9% during the 2004 fiscal year. This increase includes the salary and benefits for the full year impact of 15 positions added in fiscal 2003 and, in fiscal 2004, two additional staff for commercial lending to support increased loan volume, and three staff additions for the investment and insurance division to support increased sales volume. The sale of the Richmond branch eliminated two staff positions. Total full-time equivalents were 186 at June 30, 2004.

Occupancy expense of $1,225,780 increased $26,278 or 2% during the 2004 fiscal year. This increase was primarily due to the full year impact of the leased space in Falmouth for the investment brokerage division and the commercial banking center in Portland which opened in fiscal 2003. There was no new leased space in fiscal 2004.

Equipment expense of $950,467 increased $41,371 or 5% during the 2004 fiscal year. Software depreciation and related maintenance expense from technology investments accounts for the increase in fiscal 2004. It was partially offset by the recovery of personal property taxes of $32,672 under the State of Maine Revenue Department's Business Equipment Property Tax Reimbursement program (BETR).

Intangible assets amortization of $254,953 decreased $10,919 or 4% during the 2004 fiscal year. This decrease was due to fully amortizing in fiscal 2004 the core deposit intangible created from former Key Branches purchased in 1999.

Other expense of $4,083,444 increased $529,664 or 15% during fiscal 2004. The increase was primarily due to other-than-temporary write downs on equity and non-marketable securities of $171,312 and $341,544, respectively, in fiscal 2004, an aggregate increase of $263,358 over fiscal 2003. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities and determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities. Advertising and item processing charges included in computer services and processing costs also contributed to the increase in fiscal 2004.

Taxes

The Company's effective tax rate was 31.9% and 32.7% for the fiscal years ended June 30, 2004 and 2003, respectively. The decrease is primarily attributable to non-taxable BOLI income.

Comprehensive Income

The Company's comprehensive income was $2,024,042 and $3,768,325 during 2004 and 2003, respectively. Comprehensive income differed from our net income in 2004 and 2003 due to the change in the fair value of available for sale securities, net of income tax. In fiscal 2004, there was a net decrease in fair value of $1,488,137 to a net unrealized loss on investments available for sale, net of income tax. There was also a decrease in fair value in fiscal 2003 of $86,993 See the Consolidated Statements of Changes in Shareholders' Equity and Note 17 in the Consolidated Financial Statements for additional information.

Comparison of Fiscal Years Ended June 30, 2003 and 2002

For the 2003 fiscal year, we reported net income of $3,855,318, or $1.44 per diluted share as compared to net income of $3,852,620, or $1.44 per diluted share reported for the 2002 fiscal year, an increase of 0.1%. Return on average assets and return on average equity were 0.86% and 10.58%, respectively, in 2003 and 0.88% and 11.73%, respectively, in 2002.

Net interest income totaled $14,817,034 during 2003 compared with $14,666,205 in 2002. The increase of $150,829, or 1%, was due from a 92 basis point reduction in the average interest rates paid on interest-bearing liabilities, more than offsetting the 81 basis point decrease in the yield on earning assets. The net interest margin decreased to 3.49% in 2003 from 3.50% in 2002. The table below shows the changes from 2002 to 2003 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2003 versus June 30, 2002

	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ (142,411)	$ (266,363)	$ (408,774)
Loans, net	877,850	(3,422,591)	(2,544,741)
FHLB deposits & other	(51,961) ____________	(72,748) ____________	(124,709) ____________
Total interest-earning assets	683,478	(3,761,702)	(3,078,224)

Deposits	(324,070)	(2,515,740)	(2,839,810)
Repurchase agreements	(2,130)	(45,580)	(47,710)
Borrowings	(184,161) ____________	(157,372) ____________	(341,533) ____________
Total interest-bearing liabilities	(510,361) ____________	(2,718,692) ____________	(3,229,053) ____________
Net interest income	$ 1,193,839 ===========	$ (1,043,010) ===========	$ 150,829 ===========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include junior subordinated debentures and FHLB advances.

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

The allowance for loan losses at June 30, 2003 was $4,016,000 as compared to $3,496,000 at June 30, 2002, an increase of $520,000, or 15%. The allowance to total portfolio loans was 1.06% at June 30, 2003 compared to 0.93% at June 30, 2002. The ratio of the allowance for loan losses to nonperforming loans was 220% at June 30, 2003 and 299% at June 30, 2002, reflecting an increase in nonperforming loans. Nonperforming loans were 0.49% of total assets at June 30, 2003 as compared to 0.31% at June 30, 2002. The increase in nonperforming assets was primarily due to an increase in nonperforming commercial real estate and commercial loans contractually past due 90 days or more. Total nonperforming loans increased 56% from 2002.

Noninterest income was $5,535,944 during 2003 compared to $4,222,467 during 2002. This increase of $1,313,477, or 31%, was due to increased net securities gains, gains on the sale of loans, investment and insurance commission revenue and the increase in the cash surrender value of bank owned life insurance.

Noninterest expense was $13,529,779 in 2003 compared to $12,146,326, an increase of $1,383,453 or 11%. This increase was due primarily to salaries and employee benefits. The efficiency ratio increased to 66.5% during 2003 compared to 64.8% in 2002.

FINANCIAL CONDITION

The Company's total assets increased $71,070,268, or 15%, to $538,753,900 at June 30, 2004 compared to $467,683,632 at June 30, 2003. This increase was due to residential real estate, commercial real estate, and consumer loan growth and the purchase of securities classified as available for sale. This increase in loans and securities was funded primarily with brokered time deposits, securities sold under repurchase agreements, and junior subordinated debentures. Stockholders' Equity totaled $36,453,020 and $36,499,448 at June 30, 2004 and 2003, respectively, a decrease of $46,428. Stockholders' equity was impacted by net income of $3,512,179 and proceeds from the exercise of previously granted stock options of $353,098. These increases were more than offset by the payment of cash dividends of $888,333, a change in net unrealized losses on available for sale securities of $1,488,137, and share repurchases of $1,535,235.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) decreased $1,878,014 to $14,783,618 in fiscal 2004 as compared to $16,661,632 in fiscal 2003. This decrease was due to lower excess cash invested in FHLB overnight deposits.

Investments Securities and Other Earning Assets

The average balance of the available for sale securities portfolio was $58,130,459 and $25,133,293 for fiscal 2004 and fiscal 2003, respectively. This increase of $32,997,166, or 131%, provided additional collateral for FHLB advances and securities sold under agreements to repurchase. The portfolio is comprised of U.S. Government agency and mortgage-backed securities, and equity securities, with most of our investment portfolio consisting of federal agency mortgage-backed securities and short-term federal agency bonds. See Item 8 Tables 2 and 3 for a detail of available for sale securities and investment maturities, respectively.

All of the Company's securities are classified as available for sale and are carried at fair value at $67,471,144 and $41,729,122 as of June 30, 2004 and 2003, respectively. These securities had net unrealized losses after taxes of 1,396,968 at June 30, 2004 and net unrealized gains after taxes of $91,169 at June 30, 2003. See Note 2 to the Consolidated Financial Statements. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and is a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $397,044,651 in fiscal 2004 compared to $386,607,415 in fiscal 2003. This increase of $10,437,236, or 3%, in our average balance of loans at June 30, 2004, was attributable to an increase in commercial real estate, and consumer loans partially offset by a decrease in residential real estate loans. See Item 8 Tables 4 and 5 for additional information on the composition of the loan portfolio.

Residential real estate loans averaged $129,351,716 in fiscal 2004 as compared to $151,641,570 in fiscal 2003. This decrease of $22,289,854, or 15%, was attributable to refinancing activity extending through fiscal 2003 to the first quarter of fiscal 2004. As a result of the low interest rate environment, we decided to sell most of the fixed rate residential real estate loans originated by us into the secondary market. Residential real estate loans were 32% and 33% of the total loan portfolio at June 30, 2004 and 2003, respectively. Of residential real estate loans at June 30, 2004, approximately 37% were variable rate products as compared to 35% at June 30, 2003. The increase in the percentage of variable rate product resulted from holding new variable rate loans in portfolio while selling fixed rate product into the secondary market.

Commercial real estate loans averaged $110,849,396 in fiscal 2004 and $89,551,090 in fiscal 2003. This increase of $21,298,306 or 24% reflects our focus to primarily lend to small businesses within our market areas. This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate. Commercial real estate loans were 30% and 26% of the total loan portfolio at June 30, 2004 and 2003, respectively. Approximately 95% of the commercial real estate loans were variable rate product, minimizing the interest rate risk for this portfolio. At June 30, 2003, approximately 93% of this portfolio consisted of variable rate product.

Construction loans averaged $7,600,972 in fiscal 2004 and $8,075,802 in fiscal 2003. The decrease of $474,830, or 6%, was primarily in commercial construction loans. Construction loans were 2% of the total loan portfolio at June 30, 2004 and 2003. All construction loans are subject to interest rates based on the prime rate, contractual maturities under 12 months, and disbursements made on construction as completed and verified by inspection.

Commercial loans averaged $64,535,753 in fiscal 2004 and $57,426,804 in fiscal 2003. The increase of $7,108,949, or 12%, reflects additional opportunities with small businesses in our market areas, primarily warehouse lines of credit. Commercial loans were 15% and 18% of total loans at June 30, 2004 and 2003, respectively. Variable rate products comprised 57% and 63% of this loan portfolio at June 30, 2004 and 2003, respectively. The decrease in variable rate loans reflects originating commercial loans with interest rates  fixed for three years. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business. The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $82,192,141 in fiscal 2004 and $77,121,672 in fiscal 2003. The increase of $5,070,469, or 7%, is attributable to new indirect auto and recreational vehicle loans. Consumer and other loans comprise 21% and 21% of total loans at June 30, 2004 and 2003, respectively. These loans are mostly fixed rate products. At June 30, 2004 and 2003, we held $29,139,156 and $19,655,782 of indirect auto loans, respectively. Indirect auto, indirect RV and mobile home loans together comprise approximately 94% of total consumer and other loans, an increase from 91% in 2003. The detail of consumer loans at June 30, 2004 and 2003 appears in the following table. The Company underwrites all automobile dealer finance, recreational vehicle and mobile home loans to protect credit quality. The Company pays a nominal one-time origination fee on these loans. The fees are deferred and amortized over the contractual life of the loan as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

	Consumer Loans
	June 30, 2004		June 30, 2003
Indirect Auto	$ 29,139,156	32%	$ 19,655,782	25%
Indirect RV	20,528,706	22%	12,941,522	17%
Indirect Mobile Home	36,136,351	40%	38,561,177	49%
Subtotal Indirect	85,804,213	94%	71,158,481	91%
Other	5,629,761	6%	7,076,749	9%
Total	$ 91,433,974 =============	100% ====	$ 78,235,230 ==============	100% =====

 BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at March 31, 2004. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offset all or a portion of employee benefit costs. The increase in cash surrender value was recognized in other income and was not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18.9% of capital plus the allowance for loan losses at June 30, 2004.

Deposits

Average demand deposit accounts were $33,790,649 at June 30, 2004 as compared to $29,698,516 at June 30, in 2003. The increase of $4,092,133, or 14%, is consistent with our focus of increasing consumer and commercial core deposits.

Average interest-bearing deposits increased by $22,853,453, or 8%, during fiscal 2004 to $300,488,897. This increase was primarily due to brokered time deposits used to fund security purchases and loan originations. The average brokered time deposit balances increased $33,599,453 to $57,273,740 in fiscal 2004 from $23,674,287 in fiscal 2003. Brokered time deposits are individual certificates of deposit aggregated by third-parties and placed on deposit. The use of brokered deposits is part of our overall funding strategy and limited by policy to 25% of total assets. At June 30, 2004, outstanding brokered time deposits as a percentage of total assets was 18%. The average interest rate paid on brokered time deposits decreased from 4.49% in fiscal 2003 to 2.88% in fiscal 2004. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2004. Excluding brokered time deposits, average interest-bearing deposits decreased $10,745,999, or 4%. Generally, competitive pressure created as customers sought the highest interest rates in a record low interest rate environment caused us to lose interest-bearing deposit balances. Average NOW accounts decreased $958,031, or 1%, during fiscal 2004 to $63,414,150. The average interest rate paid on NOW accounts decreased from 1.49% in fiscal 2003 to 1.03% in fiscal 2004. Average money market accounts decreased $6,002,071, or 27%, to $15,900,162. This decrease was attributable to terminating the Maximum Return Sweep account, offered to commercial demand deposit customers, because they requested balances above the FDIC insured limit be collateralized, and moving these accounts to securities sold under repurchase agreements. The average interest rate paid on money market accounts decreased from 1.65% in fiscal 2003 to 1.13% in fiscal 2004. Average savings accounts increased $5,107,524, or 22%, to $28,360,562 during fiscal 2004. The average interest rate paid on savings accounts decreased from 1.16% in fiscal 2003 to 0.86% in fiscal 2004. Average certificates of deposit decreased $8,893,422, or 6%, to $135,540,283 during 2004. The average interest rate paid on certificates of deposits decreased from 3.83% in fiscal 2003 to 2.83% in fiscal 2004. See Item 8 Table 10 for the scheduled maturities of time deposits of $100,000 or more.

Other Funding Sources

The Company's source of funding other than deposits are securities sold under repurchase agreements and Federal Home Loan Bank of Boston (FHLB) advances. Average securities sold under repurchase agreements during fiscal 2004 were $25,052,387, compared to $9,710,237 during fiscal 2003. This increase was primarily due to moving customers from Maximum Return Sweep account in the first quarter of fiscal 2004. This liability was collateralized by federal agency mortgage-backed and agency securities. See Note 9 to the Consolidated Financial Statements.

Average FHLB borrowings for fiscal 2004 were $82,793,991, compared to $85,646,652 in fiscal 2003. The decrease of $2,852,661, or 3%, was attributed to repayment of FHLB borrowings at maturity using funds from deposits. These borrowings had an average cost of 5.18% during fiscal 2004 compared to 5.58% during fiscal 2003. At June 30, 2004 and 2003, FHLB borrowings amounted to $82,977,634 and $86,595,570, respectively. The Company had unused borrowing capacity with the FHLB of $26,603,000 at June 30, 2004. Management intends to increase available FHLB borrowing capacity by continuing to add qualifying securities. See Note 8 to the Consolidated Financial Statements.

 ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2004 and 2003, the allowance for loan losses was $4,577,000 and $4,016,000, respectively. The increase in the allowance for loan losses was attributed to a change in composition of the Bank's loan portfolio. Commercial and consumer loans which have a higher risk profile increased.

The allowance for loan losses as a percentage of total loans was 1.06% and 1.06% at June 30, 2004 and 2003, respectively.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $400,000 and $360,000 at June 30, 2004 and 2003, respectively.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/04	06/30/03	06/30/02	06/30/01
0.66%	1.09%	1.03%	1.53%

Non-performing Assets

Non-performing assets consist of non-performing loans, other real estate owned, and repossessed assets. Total non-performing assets as a percentage of total assets were 0.32% at June 30, 2004 and 0.41% at June 30, 2003. See Item 8b Table 8 for a summary of non-performing assets for the last five years.

Total non-performing loans were $1,677,000 and $1,829,000 at June 30, 2004 and 2003, respectively. The decrease of $152,000, or 8%, was attributable primarily to residential real estate and commercial loans. Non-performing loans as a percentage of total loans were 0.39% and 0.49% at June 30, 2004 and 2003, respectively. The allowance for loan losses was equal to 273% and 220% of total non-performing loans at June 30, 2043 and 2003, respectively. The following table represents the non-performing loans as of June 30, 2004 and 2003.

Description	June 30, 2004	June 30, 2003
Residential real estate	$ 214,000	$ 568,000
Commercial real estate	920,000	585,000
Commercial loans	442,000	600,000
Consumer and other	101,000 ____________	76,000 ____________
Total non-performing	$ 1,677,000 ===========	$ 1,829,000 ===========

At June 30, 2004, non-performing loans included $1,230,000 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 0.31% and 0.92% for June 30, 2004 and 2003 respectively.

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

Net charge-offs were $400,938 during 2004 compared to $570,787 in 2003. Net charge-offs as a percentage of average loans outstanding were 0.10% and 0.15% in 2004 and 2003, respectively. The decrease of $169,849 was due to lower gross charge-offs in consumer loans. See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had classified commercial real estate and commercial loans totaling $3,137,000 and $1,869,000 at June 30, 2004 and 2003, respectively as substandard or lower on our risk rating system. This increase was due to two commercial real estate loans, which were part of the non-performing loans, experiencing weaknesses in the underlying businesses. At June 30, 2004, this amount includes $1,363,000 of non-performing commercial real estate and commercial loans. The remaining $1,774,000 of commercial real estate and commercial loans classified as substandard at June 30, 2004 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. No such adjustments were proposed by the Office of Thrift Supervision based on their 2003 examination. The charter conversion has delayed the calendar 2004 examination which will be completed by November.

At June 30, 2004, the Company had acquired assets of $38,583 compared to $96,756 at June 30, 2003. The decrease of $58,173 was due to a decrease in repossessed vehicles. The Bank has an allowance for losses on acquired assets. It was established to provide for declines in market values and estimated selling costs. The Company provided for the allowance through a charge against earnings of $32,000 and $56,000 for the years ending June 30, 2004 and 2003, respectively. See Note 5 of the Consolidated Financial Statements for additional information. Management periodically receives independent appraisals on acquired assets. As a result of this review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

RISK MANAGEMENT

Asset-Liability Management

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the most material effect on the Company's financial condition and results of operations. The Company does not believe that it is exposed to significant market risk from trading activities because these assets are not material.

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

The Company continues to minimize the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. The focus has been to originate adjustable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans. Adjustable rate and 15 year fixed rate residential real estate loans are originated for the loan portfolio. Fixed rate, 30 year residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto and recreational vehicle loans, are primarily originated with fixed rates. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched. The balance sheet is slightly asset sensitive.

The table on the next page presents in tabular form contractual balances of the Company's on balance sheet financial instruments that are interest rate sensitive, in U.S. dollars, at the expected maturity dates as well as the fair value of those on balance sheet financial instruments that are interest rate sensitive for the period ended June 30, 2004, with comparative summary balances for the period ended June 30, 2003. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization, that the Company has experienced in the past twenty-four months. The Company's assets and liabilities that do not have a stated maturity date, such as cash equivalents and certain deposits, are considered to be long term in nature and are reported in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The loan information in the table reflects contractual maturity and does not indicate repricing in variable rate loans. Variable rate loans reprice in the fiscal years as follows: fiscal year 2005 $154,616,464, fiscal year 2006 $6,120,225, fiscal year 2007 $15,896,976, fiscal year 2008 $11,324,915, fiscal year 2009 $26,460,566, fiscal year 2010 $312,000 and fiscal year 2011 $146,465. The weighted average interest rates for the various assets and liabilities presented are as of June 30, 2004.

The fair values of interest-bearing deposits at other banks and interest receivable approximate their book values due to their short maturities. The fair value of available for sale securities are based on bid quotations from security dealers or on bid prices published in financial newspapers. FHLB stock does not have a market and the fair value is unknown, however, shares are bought and sold at par. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of loans held for sale is based on bid quotations from loan dealers. The fair value of demand deposits, NOW, money market, and savings accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of repurchase agreements approximates the carrying value due to their short maturity. The fair value of FHLB borrowings is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of junior subordinated debentures is based on comparisons to similar contracts at year-end.

The significant changes in the Company's market risk from the preceding year include the increase in time deposits maturing by June 30, 2005. While a majority of these balances are expected to rollover at current market rates at maturity, the Company has focused on maintaining sufficient immediately accessible liquidity. These time deposits funded variable rate loans with annual resetting of interest rate but have maturities on this schedule beyond fiscal 2005, minimizing interest rate risk. The net of interest-bearing assets in excess of interest-bearing liabilities increased compared to fiscal 2003 primarily from investment securities. The net fair value also increased compared to fiscal 2003.

Market Risk
June 30, 2004
($ In Thousands)

	Expected Maturity Date
	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	There- after	2004 Total	2004 Fair Value	2003 Total	2003 Fair Value

Financial Assets:

Interest Bearing Deposits
Variable Rate	$ --	$ --	$ --	$ --	$ --	$ 692	$ 692	$ 692	$ 2,186	$ 2,186
Weighted Average Interest Rate	--	--	--	--	--	0.44%	0.44%		0.94%
Available for Sale Securities	6,044	4,298	8,725	12,562	16,573	21,386	69,588	67,471	41,591	41,729
Weighted Average Interest Rate	4.93%	4.39%	3.58%	3.89%	4.04%	4.50%	4.20%		3.85%
FHLB Stock (1)	--	--	--	--	--	6,645	6,645	6,645	6,645	6,645
Weighted Average Interest Rate	--	--	--	--	--	2.50%	2.50%		3.15%
Loans Held For Sale
Fixed Rate	546	--	--	--	--	--	546	557	3,383	3,435
Weighted Average Interest Rate	6.43%	--	--	--	--	--	6.43%		5.37%
Loans
Fixed Rate Loans	20,502	19,562	28,000	34,049	38,505	74,610	215,228	218,056	194,086	206,570
Weighted Average Interest Rate	7.02%	7.66%	7.64%	7.29%	7.01%	7.87%	7.49%		8.43%
Variable Rate Loans	51,156	21,624	24,086	24,572	25,626	65,725	212,789	212,610	180,885	180,744
Weighted Average Interest Rate	5.05%	5.38%	5.41%	5.41%	5.53%	5.63%	5.40%		5.65%
Interest Receivable	2,193	--	--	--	--	--	2,193	2,193	1,933	1,933

Financial Liabilities:

NOW/Money Market/Savings	--	--	--	--	--	110,675	110,675	110,675	119,676	119,676
Weighted Average Interest Rate	--	--	--	--	--	1.01%	1.01%		1.12%
Time Deposits	117,773	58,449	27,773	12,529	12,699	122	229,345	229,525	164,911	168,887
Weighted Average Interest Rate	2.17%	2.57%	4.03%	3.70%	3.80%	4.95%	2.67%		3.39%
Repurchase Agreements
Fixed Rate	24,885	--	--	--	--	--	24,885	24,885	16,102	16,102
Weighted Average Interest Rate	1.19%	--	--	--	--	--	1.19%		1.07%
FHLB Advances
Fixed Rate	21,494	31,500	7,000	15,984	--	7,000	82,978	82,922	86,596	90,821
Weighted Average Interest Rate	3.78%	6.07%	2.36%	4.43%	--	4.80%	4.74%		5.34%
Junior Subordinated Debentures	--	--	--	--	--	13,581	13,581	13,739	7,173	7,583
Weighted Average Interest Rate	--	--	--	--	--	7.60%	7.60%		9.60%

(1)	FHLB stock does not have a market; therefore, its fair value is unknown.

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2004 consisted of junior subordinated debentures issued to NBN Capital Trust in connection with the issuance of $7,172,998 in trust preferred securities bearing interest of 9.60% due December 31, 2029, and junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,000,000 due March 30, 2034. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The interest rate was 3.91% at June 30, 2004. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. The Company has a call option which can be first exercised on December 31, 2004 for the junior subordinated debentures issued to NBN Capital Trust and on March 30, 2009 for the junior subordinated notes issued to NBN Capital Trust II and III. These funds were used to fund the growth in earning assets. See Note 19 to the Consolidated Financial Statements.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations and borrowings from public and private sources. For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 10 to the Consolidated Financial Statements.

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

At June 30, 2004, our banking subsidiary had $67 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This represented 12% of total assets, compared to a policy minimum of 10%.

CAPITAL

At June 30, 2004 and 2003, stockholders' equity totaled $36,453,020 and $36,499,448 respectively, or 6.77% and 7.80% of total assets, respectively. In addition, we had on June 30, 2004, $13,580,849 of junior subordinated debentures which mature in 2029 and 2034 and qualify as Tier 1 Capital. See Note 19 to the Consolidated Financial Statements. The changes in stockholders' equity include net income for the year ended June 30, 2004 of $3,512,179 and stock issued for $353,098 from the exercise of stock options, which were partially offset by dividend payments of $888,333, net unrealized loss on available for sale securities of $1,488,137, and stock repurchases of $1,535,235, representing 88,286 shares with an average cost of $17.39 per share. See Note 10 to the Consolidated Financial Statements for additional information on capital ratios.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. The 1999 stock repurchase plan was discontinued in October, 2003 with the Board of Director's approval of a temporary stock repurchase plan. The Company purchased 69,486 shares at an average price of $16.87 for an aggregate cost of $1,172,205 under this temporary stock repurchase plan. The temporary stock repurchase plan was discontinued upon the commencement of the 2004 Stock Repurchase Plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan will terminate no later than December 31, 2004. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by Northeast Bancorp at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. Stock repurchases under the 2004 plan were 18,800 shares for $363,030. Total stock repurchases in fiscal 2004 were 88,286 shares for $1,535,235. As of June 30, 2004, the Company had repurchased $3,743,968 of its common stock. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on diluted earnings per share during 2004 and 2003, by reducing the number of common stock shares outstanding.

Regulatory capital guidelines require the Bank to maintain certain capital ratios. The Bank's Tier 1 Capital was $42,505,000 or 7.88% of total assets at June 30, 2004 compared to $40,303,000 or 8.65% of total assets at June 30, 2003. We are also required to maintain capital ratios based on the level of assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 10 on the Consolidated Financial Statements.

The Maine Business Corporation Act eliminated the concept of treasury stock effective July 1, 2003. The Act treats the shares acquired by the Company as authorized but unissued shares. All stock held by the Company as treasury stock has been reclassified as authorized but unissued stock in accordance with the Act.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments as of June 30, 2004 are summarized in Note 15 on the Consolidated Financial Statements.

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

IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued the following statements and interpretations affecting the Company:

FASB issued Statement of Financial Accounting Standard (SFAS) No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period after June 15, 2003. This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of it own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares, be classified as liabilities. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 is effective immediately for variable interest entities (VIEs) created after January 31, 2003 and is effective beginning July 1, 2003 for VIEs created prior to the issuance of the interpretation. Interpretation No. 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. Our adoption of Interpretation No. 46 for VIE resulted in no significant impact on our financial condition, results of operation, earnings per share or cash flows.

In December 2003, the FASB issued a revised Interpretation No. 46, which specifically addresses limited purpose trusts formed to issue junior subordinated debentures. The guidance required the Company to deconsolidate its investment in its capital trusts. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting treatment changes and provide further guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2004, the Company would still exceed the regulatory required minimums for capital adequacy purposes if the outstanding junior subordinated debentures of $13.6 million were excluded from Tier 1 capital. If the junior subordinated debentures were no longer allowed to be included in Tier 1 capital, the Company could redeem these securities without penalty. The adoption of Interpretation No 46 as revised will not have a material effect on our financial condition, results of operations, earnings per share or cash flows.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

In March 2004, the FASB Emerging Issue Task Force (EITF) released Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Instruments which described the criteria to determine whether impairment of an investment was other-than-temporary and was effective for reporting periods after June 15, 2004. Generally, impairment shall be deemed other-than-temporary unless positive evidence indicating that the investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. FASB is in the process of proposing implementation guidance which is expected to discuss debt securities that have decline in fair value below cost due to increases in interest rates. Since the Company has significant balances of debt and mortgage-backed securities, it is possible that future increases in interest rates may effect the Company's financial position and results of operations. However, management has the intent and ability to hold debt and mortgage-backed securities until maturity or a recovery in fair value.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Bancorp and Subsidiaries
Auburn, Maine

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Newman & Noyes
Portland, Maine	Baker Newman & Noyes
August 6, 2004	Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2004 and 2003
ASSETS
	2004	2003
Cash and due from banks	$ 13,955,361	$ 16,621,692
Interest-bearing deposits	692,424	656,227
Federal Home Loan Bank overnight deposits (note 8)	-	1,530,000
Total cash and cash equivalents	14,647,785	18,807,919

Available for sale securities, at market value (notes 2, 8 and 9)	67,471,144	41,729,122
Loans held for sale	545,722	3,382,719

Loans receivable (notes 3 and 8):
Mortgage loans:
Residential real estate	138,031,157	125,436,951
Construction	12,170,836	9,299,302
Commercial real estate	127,865,964	97,853,671
Total mortgage loans	278,067,957	232,589,924

Commercial loans	64,303,515	67,585,418
Consumer and other loans	91,433,974	78,235,230
	433,805,446	378,410,572
Undisbursed portion of construction loans	(3,803,448)	(2,098,837)
Net deferred loan origination costs	2,592,350	2,675,053
	432,594,348	378,986,788

Less allowance for loan losses (note 3)	4,577,000	4,016,000

Net loans	428,017,348	374,970,788

Premises and equipment - net (note 4)	4,353,208	3,950,757
Acquired assets - net (note 5)	38,583	96,756
Accrued interest receivable - loans	1,725,894	1,705,993
Accrued interest receivable - investments	467,275	226,595
Federal Home Loan Bank stock, at cost (note 8)	6,644,500	6,644,500
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,875,835 in 2004 and $1,620,882 in 2003 (note 6)	328,893	583,846
Bank owned life insurance (BOLI)	7,759,944	7,429,821
Due from broker	-	3,091,672
Other assets (notes 13 and 19)	6,345,707	4,655,247
Total assets	$ 538,753,900 ========	$ 467,683,632 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
	2004	2003
Liabilities:
Deposits (note 7):
Demand	$ 37,799,644	$ 34,156,534
NOW	64,317,533	68,078,750
Money market	17,553,102	25,570,052
Regular savings	28,804,916	26,026,860
Brokered time deposits	96,713,190	27,693,306
Certificates of deposit under $100,000	99,747,279	105,573,070
Certificates of deposit $100,000 or more	32,884,065	31,644,376
Total deposits	377,819,729	318,742,948

FHLB advances (note 8)	82,977,634	86,595,570
Securities sold under repurchase agreements (note 9)	24,884,869	16,102,418
Junior subordinated debentures issued to affiliated trusts (note 19)	13,580,849	-
Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (note 19)	-	7,172,998
Other liabilities	3,037,799	2,570,250
Total liabilities	502,300,880	431,184,184

Commitments and contingent liabilities (notes 13, 14 and 15)

Stockholders' equity (notes 2, 10, 11, 13 and 14):
Preferred stock, cumulative, $1 stated value, 1,000,000 shares authorized and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,525,416 and 2,576,827 shares outstanding at June 30, 2004 and 2003, respectively	2,525,416	2,786,095
Additional paid-in capital	6,943,894	10,381,692
Retained earnings	28,380,678	25,756,832
Accumulated other comprehensive (loss) income	(1,396,968)	91,169
Treasury stock, 209,268 shares at June 30, 2003, at cost	-	(2,516,340)
Total stockholders' equity	36,453,020	36,499,448
Total liabilities and stockholders' equity	$ 538,753,900 ========	$ 467,683,632 ========

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2004, 2003 and 2002
	2004	2003	2002
Interest and dividend income:
Interest on loans	$ 25,301,320	$ 27,107,000	$ 29,651,741
Interest on Federal Home Loan Bank overnight deposits	16,696	61,104	181,580
Interest and dividends on available for sale securities	2,163,955	1,183,020	1,525,931
Dividends on Federal Home Loan Bank stock	173,957	226,850	292,713
Other interest and dividend income	3,658	7,905	12,138
Total interest and dividend income	27,659,586	28,585,879	31,664,103

Interest expense:
Deposits (note 7)	6,566,265	8,189,340	11,029,150
Repurchase agreements	279,744	96,568	144,278
FHLB advances	4,290,459	4,776,856	5,118,389
Junior subordinated debentures (trust preferred securities)	942,313	706,081	706,081
Total interest expense	12,078,781	13,768,845	16,997,898

Net interest income before provision for loan losses	15,580,805	14,817,034	14,666,205

Provision for loan losses (note 3)	961,938	1,090,787	842,101

Net interest income after provision for loan losses	14,618,867	13,726,247	13,824,104

Noninterest income:
Fees and service charges on loans	613,420	597,694	588,056
Fees for other services to customers	975,886	869,744	829,279
Net securities gains (note 2)	200,815	922,134	546,614
Gain (loss) on trading activities	8,940	(671)	489
Gain on sales of loans	682,795	1,049,643	692,641
Investment and insurance commissions	1,899,119	1,475,980	1,283,277
BOLI income	379,635	309,780	-
Other income (note 7)	575,043	311,640	282,111
Total noninterest income	5,335,653	5,535,944	4,222,467

Noninterest expense:
Salaries and employee benefits (note 14)	$ 8,284,428	$ 7,601,529	$ 6,582,511
Occupancy expense	1,225,780	1,199,502	923,924
Equipment expense	950,467	909,096	857,821
Intangible assets amortization	254,953	265,872	211,278
Other (notes 2 and 12)	4,083,444	3,553,780	3,570,792
Total noninterest expense	14,799,072	13,529,779	12,146,326

Income before income taxes	5,155,448	5,732,412	5,900,245
Income tax expense (note 13)	1,643,269	1,877,094	2,047,625

Net income	$ 3,512,179 =======	$ 3,855,318 =======	$ 3,852,620 =======

Earnings per common share (notes 11 and 14):
Basic	$ 1.38	$ 1.46	$ 1.48
Diluted	$ 1.35	$ 1.44	$ 1.44

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2004, 2003 and 2002
	Common Stock	Additional Paid-in Capital
Balance at June 30, 2001	$ 2,786,095	$ 10,267,067

Net income	-	-
Other comprehensive income net of tax:
Net unrealized gains on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 1,398 shares	-	-
Stock options exercised	-	(7,326)
Dividends on common stock at $0.25 per share	-	-
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 6)	-	114,544

Balance at June 30, 2002	2,786,095	10,374,285

Net income	-	-
Other comprehensive income net of tax:
Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 73,385 shares	-	-
Stock options exercised	-	7,407
Dividends on common stock at $0.32 per share	-	-

Balance at June 30, 2003	2,786,095	10,381,692

Net income	-	-
Other comprehensive income net of tax:
Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Reclassification of treasury stock (note 1)	(260,679)	(2,255,661)
Purchase of 88,286 shares of Company stock	-	(1,535,235)
Stock options exercised	-	353,098
Dividends on common stock at $0.35 per share	-	-

Balance at June 30, 2004	$ 2,525,416 =======	$ 6,943,894 =======

See accompanying notes.

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$ 19,544,871	$ (177,719)	$ (1,975,297)	$ 30,445,017

3,852,620	-	-	3,852,620

-	355,881	-	355,881
			4,208,501

-	-	(16,981)	(16,981)
-	-	465,532	458,206
(648,731)	-	-	(648,731)

-	-	170,235	284,779
22,748,760	178,162	(1,356,511)	34,730,791

3,855,318	-	-	3,855,318

-	(86,993)	-	(86,993)
-	-	-	3,768,325

-	-	(1,180,522)	(1,180,522)
-	-	20,693	28,100
(847,246)	-	-	(847,246)

25,756,832	91,169	(2,516,340)	36,499,448

3,512,179	-	-	3,512,179

-	(1,488,137)	-	(1,488,137)
-	-	-	2,024,042

-	-	2,516,340	-
-	-	-	(1,535,235)
-	-	-	353,098
(888,333)	-	-	(888,333)

$ 28,380,678 ========	$ (1,396,968) ========	$ - ========	$ 36,453,020 ========

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 3,512,179	$ 3,855,318	$ 3,852,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	961,938	1,090,787	842,101
Provision for losses on acquired assets	32,000	56,000	24,000
Write-down of available for sale securities	171,312	66,832	257,187
Write-down of non-marketable securities	341,544	182,666	25,000
Deferred income tax (benefit) expense	(294,737)	(34,667)	163,023
BOLI income	(379,635)	(309,780)	-
Depreciation of premises and equipment	625,602	588,877	583,400
Amortization of intangible assets	254,953	265,872	211,278
Net gain on sale of available for sale securities	(200,815)	(922,134)	(546,614)
Net gain on sales of loans	(682,795)	(1,049,643)	(692,641)
Gain on sale of deposits	(264,395)	-	-
Originations of loans held for sale	(27,134,263)	(49,127,483)	(25,888,420)
Proceeds from sale of loans held for sale	30,114,874	45,894,661	26,600,687
Other	442,996	252,642	22,310
Change in other assets and liabilities:
Interest receivable	(260,581)	296,305	173,931
Other assets and liabilities	(35,425)	(85,879)	(587,821)

Net cash provided by operating activities	7,204,752	1,020,374	5,040,041

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	14,204,637	26,171,196	13,931,845
Purchases of available for sale securities	(47,429,152)	(42,689,054)	(30,804,586)
Proceeds from maturities and principal payments on available for sale securities	8,160,266	4,836,934	5,383,749
Proceeds from sale of portfolio loans	-	366,438	6,645,499
Net increase in loans	(53,960,186)	(4,884,056)	(2,052,873)
Purchases of premises and equipment	(1,105,164)	(531,194)	(603,610)
Proceeds from sale of premises and equipment	15,153	141,757	-
Proceeds from sale of acquired assets	434,339	1,331,101	490,457
Purchase of BOLI	-	(7,120,041)	-
Cash paid in connection with acquisition of Kendall Insurance, Inc. (note 6)	-	-	(284,785)

Net cash used by investing activities	(79,680,107)	(22,376,919)	(7,294,304)

Cash flows from financing activities:
Net increase in deposits	64,580,608	15,545,302	29,061,868
Cash paid on sale of deposits	(5,239,432)	-	-
Advances from the Federal Home Loan Bank	17,500,000	9,000,000	14,000,000
Repayment of advances from the Federal Home Loan Bank	(23,449,936)	(8,406,038)	(22,092,115)
Net advances (repayments) on Federal Home Loan Bank overnight advances	2,332,000	45,000	(14,000,000)
Net increase in repurchase agreements	8,782,451	7,230,776	52,843
Dividends paid	(888,333)	(847,246)	(648,731)
Company stock purchased	(1,535,235)	(1,180,522)	(16,981)
Issuance of common stock	353,098	28,100	458,206
Debt issuance costs paid	(120,000)	-	-
Proceeds from issuance of junior subordinated debentures	6,000,000	-	-

Net cash provided by financing activities	68,315,221	21,415,372	6,815,090

Net (decrease) increase in cash and cash equivalents	(4,160,134)	58,827	4,560,827

Cash and cash equivalents, beginning of year	18,807,919	18,749,092	14,188,265

Cash and cash equivalents, end of year	$ 14,647,785 ========	$ 18,807,919 ========	$ 18,749,092 ========

Supplemental schedule of cash flow information:
Interest paid	$ 11,830,290	$ 13,827,252	$ 17,104,899
Income taxes paid	1,799,868	1,943,800	1,940,200

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$ 408,166	$ 897,215	$ 716,022
Treasury stock issued in connection with acquisition of Kendall Insurance, Inc. (note 6)	-	-	284,779
Deconsolidation of NBN Capital Trusts, increase in other assets and junior subordinated debentures issued to affiliated trusts	407,851	-	-
Change in valuation allowance for unrealized losses (gains) on available for sale securities, net of tax	1,488,137	86,993	(355,881)
Net change in deferred taxes for unrealized losses (gains) on available for sale securities	766,616	44,815	(183,333)

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004, 2003 and 2002

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Northeast Bancorp, a savings and loan holding company, and its wholly-owned subsidiary, Northeast Bank, F.S.B. (including the Bank's wholly-owned subsidiary, Northeast Financial Services, Inc.). All significant intercompany transactions and balances have been eliminated in consolidation.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R") which, in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. FIN 46R establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. In 2004, pursuant to the criteria established by FIN 46R, the Company deconsolidated three trusts which the Company had formed for the purposes of issuing trust preferred securities to unaffiliated parties and investing the proceeds from the sale thereof and the common securities of the trusts in junior subordinated debentures issued by the Company. The affiliated trusts are NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III. The result of the deconsolidation and the accounting for these entities was to recognize investments in these entities of approximately $408,000 in the aggregate in other assets and to report the amount of junior subordinated debentures issued by the Company to such entities, rather than the related trust preferred securities, in the consolidated statement of financial condition which resulted in a $408,000 increase in this liability. The adoption of FIN 46R did not have an impact on the Company's financial condition, results of operations, earnings per share or cash flows.

NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III are considered affiliates. Prior to the adoption of FIN 46R in 2004, these trusts were included in consolidation and were considered subsidiaries. NBN Capital Trust was the only such entity in existence at June 30, 2003. NBN Capital Trust II and NBN Capital Trust III were formed in December 2003. (See note 19)

Use of Estimates

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and a determination as to whether declines in the fair values below cost of investments is other-than-temporary.

In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in the State of Maine. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in Maine.

In connection with the determination of whether fair value declines of investments are other-than-temporary, management investigates the underlying cause for the declines, the near term prospects for recovery and the Company's intent and ability to hold the investments.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2004, the reserve balance was approximately $6,135,000.

Available for Sale Securities

Marketable equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. Market value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost. Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

Non-marketable Investment Securities

The Company has a limited number of investments in enterprises that are not actively traded on a public exchange. These investments generally represent an ownership interest of less than 5% of the enterprise and are carried at cost less other-than-temporary declines in fair value below cost. The Company does not exercise significant influence over these entities. When a decline in fair value below cost of a non-marketable security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's basis. Based on management's assessment there has been a decline in value below cost on certain non-marketable investments. Accordingly, the Company recorded write-downs of non-marketable securities of $341,544, $182,666 and $25,000 in 2004, 2003 and 2002, respectively. These investments are included in other assets in the consolidated statements of financial condition. The amount of such investments was approximately $678,000 at June 30, 2004 and $929,000 at June 30, 2003.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost. This is a restricted investment.

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or market value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the market value at June 30, 2004 and 2003. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2004 and 2003 was approximately $544,000 and $558,000, respectively, and is included in other assets in the consolidated statements of financial condition. The fair value of mortgage servicing rights approximates carrying value. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

Goodwill and Intangible Assets

Goodwill arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life. The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Intangible assets include a noncompete agreement and customer lists which are being amortized on a straight-line basis over the estimated lives of the asset ranging from five to seven years. Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $358,000, $233,000 and $253,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Years Ended June 30,
	2004	2003	2002
Net income, as reported	$ 3,512,179	$ 3,855,318	$ 3,852,620
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	(214,507)
Pro forma net income	$ 3,512,179 =======	$ 3,855,318 =======	$ 3,638,113 =======

Earnings per share:
Basic - as reported	1.38 =======	1.46 =======	148 =======
Basic - pro forma	1.38 =======	1.46 =======	1.40 =======
Diluted - as reported	1.35 =======	1.44 =======	1.44 =======
Diluted - pro forma	1.35 =======	1.44 =======	1.36 =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	2004	2003	2002
Dividend yield	-	-	1.9%
Expected volatility	-	-	26.5%
Risk-free interest rates	-	-	4.8%
Expected lives	-	-	8 years

There were no stock options granted in 2004 and 2003. The Company's stock options immediately vest upon being granted. The weighted-average fair value of options granted during 2002 was $4.21.

Bank-Owned Life Insurance

Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain employees. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value is included in assets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.

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

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and certain residential mortgage loan commitments for resale into the secondary market. The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2004, 2003 and 2002 is immaterial to the Company's financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of this standard on July 1, 2003 did not have a material impact on the Company's financial condition, results of operations, earnings per share or cash flows.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company. As of June 30, 2004, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $60,544,000.

Treasury Stock

On July 1, 2003, the Maine Business Corporation Act became effective. This Act eliminated the concept of treasury stock, instead providing that shares of its stock acquired by the Company simply constitute authorized but unissued shares. Accordingly, all stock held by the Company as treasury stock has been reclassified as authorized but unissued stock in accordance with the Act.

2.  Available for Sale Securities

A summary of the cost and approximate fair values of available for sale securities at June 30, 2004 and 2003 follows:
	2004		2003
	Cost	Fair Value	Cost	Fair Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 25,687,976	$ 24,745,788	$ 18,553,557	$ 18,601,194
Mortgage-backed securities	41,761,820	40,587,389	21,466,317	21,629,581
Equity securities	2,137,967	2,137,967	1,571,114	1,498,347
	$ 69,587,763 =======	$ 67,471,144 =======	$ 41,590,988 =======	$ 41,729,122 =======

The gross unrealized gains and unrealized losses on available for sale securities are as follows:
	2004		2003
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by the U. S. Treasury and other U. S. Government corporations and agencies	$ 2,565	$ 944,753	$ 85,055	$ 37,418
Mortgage-backed securities	29,062	1,203,493	184,994	21,730
Equity securities	-	-	121,760	194,527
	$ 31,627 =====	$ 2,148,246 =======	$ 391,809 ======	$ 253,675 ======

At June 30, 2004, mortgage-backed and agency securities with a market value of approximately $26,179,000 were pledged as collateral to secure outstanding repurchase agreements.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. Government corporations and agencies	$ 20,983,958	$ 692,101	$ 3,259,570	$ 252,652	$ 24,243,528	$ 944,753
Mortgage-backed securities	37,849,893	1,085,780	2,032,827	117,713	39,882,720	1,203,493
	$ 58,833,851 =======	$ 1,777,881 ======	$ 5,292,397 ======	$ 370,365 ======	$ 64,126,248 =======	$ 2,148,246 =======

Unrealized losses within U.S. Treasury and other U.S. Government corporations and agencies of $944,753 consist of eleven individual debt securities issued by the FHLB, FHLMC and FNMA of which two securities have had continuous losses for more than one year. Unrealized losses within the mortgage-backed securities category of $1,203,493 consist of thirteen individual debt securities issued by U.S. Government corporations or agencies, of which one security has had continuous losses for more than one year. The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity. Management does not believe any of the Company's available for sale securities are other-than-temporarily impaired at June 30, 2004.

Included in accumulated other comprehensive income as an adjustment to stockholders' equity are the following:
	2004	2003
Net unrealized (losses) gains	$ (2,116,619)	$ 138,134
Deferred tax effect	719,651	(46,965)

Accumulated other comprehensive (loss) income	$ (1,396,968) =======	$ 91,169 ======

The cost and fair values of available for sale securities at June 30, 2004, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Cost	Fair Value
Debt securities:
Due after one year through five years	$ 15,740,931	$ 15,172,561
Due after five years through ten years	8,557,705	8,305,210
Due after ten years	1,389,340	1,268,017
	25,687,976	24,745,788

Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	41,761,820	40,587,389
Equity securities	2,137,967	2,137,967
	$ 69,587,763 ========	$ 67,471,144 ========

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2004, were $215,572 and $14,757, respectively, for the year ended June 30, 2003, were $923,051 and $917, respectively, and for the year ended June 30, 2002, were $559,390 and $12,776, respectively.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in fair value of certain securities. During the years ended June 30, 2004, 2003 and 2002, write-downs of available for sale securities were $171,312, $66,832 and $257,187, respectively, and are included in other expense in the consolidated statements of income.

3.  Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine. However, the Company occasionally does purchase residential mortgage loans in the open market out of this geographical area when management believes this is prudent. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. The majority of loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy. Also, the Company participates in indirect lending arrangements for automobile, equipment, mobile home and recreational vehicle loans. The Company's indirect lending activities are conducted throughout the State of Maine, but are concentrated in south-central and western Maine.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $2,418,630 and $4,239,854 at June 30, 2004 and 2003, respectively. In 2004, new loans and advances granted to related parties totaled $6,133,463 payments and reductions amounted to $7,954,687.

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $167,000 and $221,000 at June 30, 2004 and 2003, respectively.

Activity in the allowance for loan losses was as follows:
	Years Ended June 30,
	2004	2003	2002
Balance at beginning of year	$ 4,016,000	$ 3,496,000	$ 3,778,000
Provision charged to operating expenses	961,938	1,090,787	842,101

Loans charged off	(736,706)	(971,383)	(1,332,116)
Recoveries on loans previously charged off	335,768	400,596	208,015

Net loans charged off	(400,938)	(570,787)	(1,124,101)

Balance at end of year	$ 4,577,000 =======	$ 4,016,000 =======	$ 3,496,000 =======

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

The allowance for loan losses includes impairment reserves related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) or insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

The following table summarizes information about impaired loans at or for the years ended:
	2004	2003	2002
Impaired loans	$ 2,050,454	$ 1,165,132	$ 459,005
Impaired loans with related allowances	928,211	573,068	171,992
Allowances on impaired loans	170,000	320,000	10,000

Average balance of impaired loans during the year	899,853	1,189,177	980,976
Interest recognized on impaired loans	-	23,775	7,640

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2004 and 2003, totaled approximately $1,677,000 and $1,829,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2004, 2003 and 2002, totaled approximately $65,000, $65,000 and $66,000, respectively. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $69,462,000, $49,174,000 and $43,871,000 at June 30, 2004, 2003 and 2002, respectively.

4.  Premises and Equipment

Premises and equipment at June 30, 2004 and 2003, are summarized as follows:
	2004	2003
Land	$ 982,914	$ 982,914
Buildings	2,161,691	2,161,691
Leasehold and building improvements	1,588,525	1,538,128
Furniture, fixtures and equipment	4,690,068	4,739,047

	9,423,198	9,421,780
Less accumulated depreciation	5,069,990	5,471,023

Net premises and equipment	$ 4,353,208 =======	$ 3,950,757 =======

Depreciation of premises and equipment, included in occupancy and equipment expense, was $625,602, $588,877 and $583,400 for the years ended June 30, 2004, 2003 and 2002, respectively.

5.  Acquired Assets

The following table summarizes the composition of acquired assets at June 30:
	2004	2003
Real estate properties acquired in settlement of loans and other acquired assets	$ 51,590	$ 107,415
Less allowance for losses	13,007	10,659

	$ 38,583 ======	$ 96,756 ======

Activity in the allowance for losses on acquired assets was as follows:
	2004	2003	2002
Balance at beginning of year	$ 10,659	$ 16,448	$ 21,194
Provision for losses on acquired assets	32,000	56,000	24,000
Write-downs	(29,652)	(61,789)	(28,746)

Balance at end of year	$ 13,007 ======	$ 10,659 ======	$ 16,448 ======

6.  Acquisition of Assets from Kendall Insurance, Inc.

On February 20, 2002, Northeast Financial Services, Inc., a wholly-owned subsidiary of Northeast Bank, F.S.B., acquired substantially all of the assets of Kendall Insurance, Inc. located in Bethel, Maine for a purchase price of $569,564. The assets purchased were primarily intangibles, including customer lists and a noncompete agreement both with useful lives of 7 years and 5 years, respectively. The purchase was structured as an asset acquisition, and consideration was paid 50% in cash and 50% from the issuance of 21,412 shares of common stock of Northeast Bancorp from treasury. The common stock issued was based on the market price on the date of acquisition. Kendall Insurance, Inc. was purchased from Ronald C. Kendall, a director of Northeast Bancorp and Northeast Bank, F.S.B., in an arm's length transaction. The acquisition was accounted for as a purchase. The results of operations of Kendall Insurance, Inc. have been included in the consolidated financial statements of the Company since the acquisition date. The acquisition was not material to the financial condition or results of operations of the Company.

7.  Deposits

Deposits at June 30 are summarized as follows:
	Weighted Average Rate at June 30 2004	2004		2003
		Amount	Percent	Amount	Percent
Demand	.00%	$ 37,799,644	10.0%	$ 34,156,534	10.7%
NOW	1.09	64,317,533	17.0	68,078,750	21.4
Money market	1.14	17,553,102	4.6	25,570,052	8.0
Regular savings	.76	28,804,916	7.6	26,026,860	8.2
Certificates of deposit and brokered time deposits:
Less than 1.00%	.82	2,110,257.6		556,074	0.2
1.00 - 3.75%	2.16	184,031,968	48.7	95,866,182	30.1
3.76 - 5.75%	4.71	40,355,901	10.7	64,849,150	20.3
5.76 - 7.75%	6.58	2,846,408.8		3,639,346	1.1

	2.12% =====	$377,819,729 ========	100.0% =====	$318,742,948 ========	100.0% =====

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:
	2005	2006	2007	2008	2009	Thereafter
Less than 1.00%	$ 2,110,239	$ 18	$ -	$ -	$ -	$ -
1.00 - 3.75%	103,450,107	53,522,494	12,948,482	7,886,200	6,224,685	-
3.76 - 5.75%	9,929,231	4,566,621	14,647,477	4,642,796	6,473,979	95,797
5.76 - 7.75%	2,283,509	359,412	177,273	-	-	26,214
	$ 117,773,086 ========	$ 58,448,545 ========	$ 27,773,232 ========	$ 12,528,996 ========	$ 12,698,664 ========	$ 122,011 =======

Interest expense on deposits for the years ended June 30, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
NOW	$ 650,203	$ 958,230	$ 1,291,733
Money market	179,462	360,632	199,454
Regular savings	244,789	269,458	365,729
Certificates of deposit and brokered time deposits	5,491,811	6,601,020	9,172,234

	$ 6,566,265 ========	$ 8,189,340 ========	$ 11,029,150 ========

In the fourth quarter of fiscal year 2004, the Company sold the deposits of its Richmond, Maine branch and the branch was closed. The deposits sold totaled approximately $5,518,000. The Company recognized a gain on sale of deposits of $264,395 from this transaction, which is included in other income in the 2004 consolidated statement of income.

8.   Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank are as follows:

June 30, 2004
Principal Amounts	Interest Rates	Maturity Dates
$ 21,493,278	1.44% - 6.65%	2005
31,500,000	2.08 - 6.79	2006
7,000,000	2.22 - 2.71	2007
15,984,356	2.68 - 5.68	2008
7,000,000	4.50 - 4.99	2011
$ 82,977,634 =========

June 30, 2003
Principal Amounts	Interest Rates	Maturity Dates
$ 19,732,620	1.77% - 6.67%	2004
16,113,460	3.11 - 6.65	2005
27,000,000	5.52 - 6.79	2006
16,749,490	2.68 - 5.68	2008
7,000,000	4.50 - 4.99	2011
$ 86,595,570 =========

At June 30, 2004, FHLB advances of $20,000,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2004, the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available. Also at June 30, 2004, the Company had approximately $24,500,000 of additional capacity to borrow from the FHLB for long-term advances.

9.  Securities Sold Under Repurchase Agreements

During 2004 and 2003, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 1.19% and 1.07% at June 30, 2004 and 2003, respectively. These borrowings, which were scheduled to mature the next business day, were collateralized by mortgage-backed and agency securities with a market value of $26,179,000 and amortized cost of $27,144,000 at June 30, 2004 and a market value of $22,395,000 and amortized cost of $22,225,000 at June 30, 2003. The average balance of repurchase agreements was $25,052,000 and $9,710,000 during the years ended June 30, 2004 and 2003, respectively. The maximum amount outstanding at any month-end during 2004 and 2003 was $31,022,000 and $16,102,500, respectively. Securities sold under these agreements were under the control of the Company throughout 2004 and 2003.

10. Capital and Regulatory Matters

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

As of June 30, 2004 and 2003, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2004 and 2003, the Bank ratios exceeded the regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2004 and 2003.

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.
	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2004:
Tier 1 (Core) capital to risk weighted assets	$ 42,505	10.13%	> $ 16,781	> 4.0%	> $ 25,172	> 6.0%
Tier 1 (Core) capital to total assets	$ 42,505	7.88%	> $ 21,570	> 4.0%	> $ 26,962	> 5.0%
Total capital to risk weighted assets	$ 44,815	10.68%	> $ 33,563	> 8.0%	> $ 41,954	> 10.0%

As of June 30, 2003:
Tier 1 (Core) capital to risk weighted assets	$ 40,303	11.37%	> $ 14,175	> 4.0%	> $ 21,262	> 6.0%
Tier 1 (Core) capital to total assets	$ 40,303	8.65%	> $ 18,635	> 4.0%	> $ 23,293	> 5.0%
Total capital to risk weighted assets	$ 42,501	11.99%	> $ 28,349	> 8.0%	> $ 35,437	> 10.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under OTS rules (approximately $4,372,000 is available at June 30, 2004).

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. The 1999 stock repurchase plan was discontinued in October, 2003 with the Board of Director's approval of a temporary stock repurchase plan. The Company purchased 69,486 shares at an average price of $16.87 per share for an aggregate cost of $1,172,205 under this temporary stock repurchase plan. The temporary stock repurchase plan was discontinued upon the commencement of the 2004 Stock Repurchase Plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan will terminate no later than December 31, 2004. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by Northeast Bancorp at any time. Under the current repurchase plan, the Company purchased 18,800 shares at an average price of 19.31 per share for an aggregate cost of $363,030. Total repurchased stock for the twelve months ended June 30, 2004 was 88,286 shares. As of June 30, 2004, the Company was holding 260,679 shares of repurchased stock with a cost of $3,743,968.

11. Earnings Per Common Share

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
	2004	2003	2002
Average shares outstanding, used in computing Basic EPS	2,543,812	2,644,317	2,599,368

Dilutive effect of stock options	61,098	41,626	67,665

Average equivalent shares outstanding, used in computing Diluted EPS	2,604,910 =======	2,685,943 =======	2,667,033 =======

12. Other Expenses

Other expenses include the following for the years ended June 30, 2004, 2003 and 2002:
	2004	2003	2002
Professional fees	$ 435,197	$ 471,898	$ 465,210
Advertising expense	358,352	233,110	252,998
Write-down of non-marketable securities	341,544	182,666	25,000
Computer services and processing costs	330,535	245,441	196,326
Real estate owned expenses	6,079	24,951	38,900
Write-down of available for sale securities	171,312	66,832	257,187
Other	2,440,425	2,328,882	2,335,171

	$ 4,083,444 =======	$ 3,553,780 =======	$ 3,570,792 =======

13. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2004, 2003 and 2002:
	2004	2003	2002
Federal:
Current	$ 1,859,264	$ 1,835,636	$ 1,810,686
Deferred	(294,737)	(34,667)	163,023

	1,564,527	1,800,969	1,973,709

State and local - current	78,742	76,125	73,916

	$ 1,643,269 =======	$ 1,877,094 =======	$ 2,047,625 =======

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2004, 2003 and 2002:
	2004		2003		2002
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$ 1,752,852	34.0%	$ 1,949,020	34.0%	$ 2,006,083	34.0%
State tax, net of federal tax benefit	51,970	1.0	50,242	0.9	48,785	0.8
Dividend received deduction	(32,916)	(0.6)	(20,364)	(0.4)	(19,367)	(0.3)
Non-taxable BOLI income	(129,076)	(2.5)	(105,325)	(1.8)	-	0.0
Other	439	0.0	3,521	0.0	12,124	0.2

	$ 1,643,269 =======	31.9% ====	$ 1,877,094 =======	32.7% ====	$ 2,047,625 =======	34.7% ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003, are presented below:
	2004	2003
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,498,000	$ 1,257,000
Interest on nonperforming loans	22,000	22,000
Deferred gain on loan sales	16,000	19,000
Difference in tax and financial statement bases of investments	851,000	138,000
Difference in tax and financial statement amortization of goodwill and other intangible assets	272,000	232,000
Other	178,000	61,000

Total deferred tax assets	2,837,000	1,729,000

Deferred tax liabilities:
Loan loss reserve - tax basis	-	(15,000)
Mortgage servicing rights	(200,000)	(188,000)
Premises and equipment	(248,000)	(109,000)
Other	(8,000)	(98,000)

Total deferred tax liabilities	(456,000)	(410,000)

Net deferred tax assets, included in other assets	$ 2,381,000 =======	$ 1,319,000 =======

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

14. Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2004, 2003 and 2002, the Company contributed $165,337, $150,238 and $125,294, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. There were no discretionary contributions in 2004, 2003 and 2002.

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

In accordance with the Stock Option Plans, a total of 383,000 shares of unissued common stock were reserved for granting. Of these shares, 89,000 were designated for the incentive stock option plan, 9,000 for the nonqualified stock plan and the remaining 285,000 for either plan. At June 30, 2004, a total of 178,500 shares remain available to be granted including 7,500 available for the incentive stock option plan, 1,000 for the nonqualified stock plan and 170,000 for either plan.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	146,000	$ 11.26	151,500	$ 11.30	160,500	$ 9.96
Granted	-	-	-	-	51,000	13.09
Exercised	(36,625)	9.58	(2,500)	11.25	(54,750)	8.37
Expired	(500)	18.50	(3,000)	13.15	(5,250)	18.50

Outstanding and exercisable at end of year	108,875 =====	$ 11.79 ====	146,000 =====	$ 11.26 ====	151,500 =====	$ 11.30 ====

The following table summarizes information about stock options outstanding at June 30, 2004:
	Options Outstanding
Range of Exercise Price	Number Outstanding at June 30, 2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices
$7.50	6,000	.2 years	$ 7.50
$ 8.00 to $ 9.00	45,875	4.7	8.33
$10.50	1,000	4.3	10.50
$12.00 to $13.50	34,500	7.1	13.09
$15.00 to $18.50	21,500	3.7	18.35

$ 7.50 to $18.50	108,875 ======	5.0 ===	$ 11.79 =====

15. Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

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

Financial instruments with contract amounts which represent credit risk:
	2004	2003
Commitments to originate loans:
Residential real estate mortgages	$ 11,600,000	$ 25,507,000
Commercial real estate mortgages, including multi-family residential real estate	11,146,000	6,339,000
Commercial business loans	1,033,000	606,000

	23,779,000	32,452,000

Unused lines of credit	30,453,000	30,843,000
Standby letters of credit	3,959,000	3,374,000
Unadvanced portions of construction loans	3,803,000	2,099,000

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

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Subsequent to June 30, 2004, the company entered into leases for new building and land for a future branch location. Rental expense under these leases approximated $505,000, $473,000 and $289,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Approximate future minimum lease payments over the remaining terms of the leases at June 30, 2004, and those entered into subsequent to June 30, 2004, are as follows:
2005	$ 702,000
2006	658,000
2007	598,000
2008	373,000
2009	340,000
2010 and after	1,936,000

$ 4,607,000 =======

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16. Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2004 and 2003, and for each of the years in the three year period ended June 30, 2004, are presented below.
Balance Sheets	June 30,
Assets	2004	2003

Cash (primarily deposited with banking subsidiary)	$ 5,646,368	$ 435,711
Investment in banking subsidiary	41,495,928	41,082,007
Investment in common securities of affiliated trusts	407,851	221,851
Goodwill, net	407,897	407,897
Other assets	2,076,719	1,748,157

Total assets	$ 50,034,763 ========	$ 43,895,623 ========

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$ 13,580,849	$ 7,394,849
Other liabilities	894	1,326
	13,581,743	7,396,175

Stockholders' equity	36,453,020	36,499,448

Total liabilities and stockholders' equity	$ 50,034,763 =======	$ 43,895,623 =======

Statements of Income	Years Ended June 30,
	2004	2003	2002
Income:
Dividends from banking subsidiary	$ 2,350,000	$ 2,525,000	$ 1,000,000
Other income	26,534	21,756	21,970

Total income	2,376,534	2,546,756	1,021,970

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	942,313	727,379	727,379
General and administrative expenses	91,930	77,652	125,649

Total expenses	1,034,243	805,031	853,028

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,342,291	1,741,725	168,942

Income tax benefit	267,830	269,622	286,062

Income before equity in undistributed net income of subsidiaries	1,610,121	2,011,347	455,004

Equity in undistributed net income of subsidiaries	1,902,058	1,843,971	3,397,616

Net income	$ 3,512,179 =======	$ 3,855,318 =======	$ 3,852,620 =======

	Years Ended June 30,
Statements of Cash Flows	2004	2003	2002

Cash flows from operating activities:
Net income	$ 3,512,179	$ 3,855,318	$ 3,852,620
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	60,174	17,474	17,474
Undistributed earnings of subsidiaries	(1,902,058)	(1,843,971)	(3,397,616)
(Increase) decrease in other assets	(268,736)	(260,163)	53,036
(Decrease) increase in other liabilities	(432)	11	-

Net cash provided by operating activities	1,401,127	1,768,669	525,514

Cash flows from investing activities:
Purchase of common securities of affiliated trusts	(186,000)	-	-

Net cash used by investing activities	(186,000)	-	-

Cash flows from financing activities:
Issuance of common stock	353,098	28,100	458,206
Issuance of stock to subsidiary	-	-	284,779
Company stock purchased	(1,535,235)	(1,180,522)	(16,981)
Dividends paid to stockholders	(888,333)	(847,246)	(648,731)
Payments for debt issuance costs	(120,000)	-	-
Proceeds from issuance of junior subordinated debentures to affiliated trusts	6,186,000	-	-

Net cash provided (used) by financing activities	3,995,530	(1,999,668)	77,273

Net increase (decrease) in cash	5,210,657	(230,999)	602,787

Cash, beginning of year	435,711	666,710	63,923

Cash, end of year	$ 5,646,368 =======	$ 435,711 =======	$ 666,710 =======

Supplemental schedule of cash flow information:
Interest paid	$ 942,313	$ 727,379	$ 727,379

17. Other Comprehensive Income

The components of other comprehensive income for the years ended June 30, 2004, 2003 and 2002 are as follows:
	2004	2003	2002
Unrealized (losses) gains arising during the period, net of tax effect of $756,585 in 2004, $245,988 in 2003 and $281,738 in 2002	$ (1,468,665)	$ 477,506	$ 546,903

Less: reclassification adjustment for gains on investments, net of write-downs, included in net income, net of tax effect of $10,031 in 2004, $290,803 in 2003 and $98,405 in 2002	19,472	564,499	191,022

Other comprehensive income	$ (1,488,137) ========	$ (86,993) =======	$ 355,881 =======

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

19. Junior Subordinated Debentures

NBN Capital Trust ("NBNCT") a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT to the public (together the "NBNCT Trust Securities"), (ii) using the proceeds of the sale of NBNCT Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the NBNCT Trust Securities). NBN Capital Trust II and III, each a Delaware statutory trust (together, the "Private Trusts") were created in December 2003 for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); NBN Capital Trust II pays a variable rate based on three month LIBOR and NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR and (iii) engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Debentures and the Junior Subordinated Notes are the sole assets of the NBNCT and the Private Trusts, respectively. The Preferred Securities of NBNCT accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security, and the Preferred Securities of the Private Trusts pay quarterly distributions at an annual rate 4.4% (at June 30, 2004) for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, and an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the NBNCT and Private Trust Preferred Securities, but only to the extent of funds held by the trusts.

NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. NBN Capital Trusts II and III have sold a total of $6,000,000 of its trust preferred securities in a private placement offering and a total of $186,000 of its common securities to the Company. The NBNCT and Private Trusts Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 and March 30, 2034, respectively, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004 and the Junior Subordinated Notes, in whole or in part on or after March 30, 2009 at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs of issuance of the trust preferred securities are included in other assets in the consolidated statements of financial condition as a deferred financing cost, net of amortization. The costs are being amortized into interest expense over the estimated life of the securities.

FASB's SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period after June 15, 2003. The objective of this Statement is to require issuers to classify certain freestanding financial instruments that embody obligations for the issuer as liabilities. The Company adopted this statement in 2004. As a result, the Company's junior subordinated debentures (trust preferred securities) were reclassified on the consolidated statement of financial condition to liabilities from its past presentation above stockholders' equity. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2004 and 2003:
	June 30, 2004		June 30, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 14,648	$ 14,648	$ 18,808	$ 18,808
Available for sale securities	67,471	67,471	41,729	41,729
Loans held for sale	546	557	3,383	3,435
Loans	428,017	430,666	374,971	387,314
Interest receivable	2,193	2,193	1,933	1,933
BOLI	7,760	7,760	7,430	7,430

Financial liabilities:
Deposits (with no stated maturity)	148,475	148,475	153,832	153,832
Time deposits	229,345	229,525	164,911	168,887
Borrowed funds	82,978	82,922	86,596	90,821
Repurchase agreements	24,885	24,885	16,102	16,102
Junior Subordinated Debentures	13,581	13,739	7,173	7,583

21. Subsequent Event

In July 2004, the Company received approval to convert its banking charter to the Federal Reserve System, and its wholly-owned subsidiary, Northeast Bank, FSB received approval to convert to a Maine chartered universal bank. The Company will be converting from its existing charter from the Office of Thrift Supervision (OTS) and will be regulated jointly by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions. Conversion is expected to be completed in August 2004. The Company does not expect its charter conversion to have a material impact on its financial condition or results of operations.

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2004, 2003 and 2002

	Average Balance	Interest/ Income Expense	Average Yield/ Rate

June 30, 2004
Assets:

Interest earning-assets:
Investment securities (1)	$ 58,130	$ 2,165	3.72%
Loans (2)(3)(4)	397,045	25,301	6.37%
FHLB stock	6,645	174	2.62%
Short-term investments (5)	3,133	20	0.64%
Total interest-earning assets/interest
income/average rates earned	464,953	27,660	5.95%

Non-interest earning assets:
Cash & due from banks	11,651
Bank premises and equipment, net	4,251
Other assets (6)	16,020
Allowance for loan losses	(4,322)
Total non-interest earning assets	27,600

Total assets	$ 492,553
	=======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 63,414	$ 650	1.03%
Money market	15,900	179	1.13%
Savings	28,361	245	0.86%
Time	192,814	5,492	2.85%
Total interest-bearing deposits	300,489	6,566	2.19%
Repurchase agreements	25,052	280	1.12%
Borrowed funds	82,794	4,291	5.18%
Junior subordinated debentures	10,640	942	8.85%
Total interest-bearing liabilities/
interest expense/average rates paid	418,975	12,079	2.88%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	33,791
Other liabilities	2,810

Total liabilities	455,576

Stockholders' equity	36,977
Total liabilities and stockholders' equity	$ 492,553
	======

Net interest income		$ 15,581
		======

Interest rate spread			3.07%
Net yield on interest earning assets (7)			3.35%

			Page 59
	Average Balance	Interest/ Income Expense	Average Yield/ Rate

June 30, 2003
Assets:

Interest earning-assets:
Investment securities (1)	$ 25,133	$ 1,183	4.71%
Loans (2)(3)(4)	386,607	27,107	7.01%
FHLB stock	6,645	227	3.42%
Short-term investments (5)	5,822	69	1.19%
Total interest-earning assets/interest
income/average rates earned	424,207	28,586	6.74%

Non-interest earning assets:
Cash & due from banks	10,840
Bank premises and equipment, net	4,158
Other assets (6)	13,597
Allowance for loan losses	(3,795)
Total non-interest earning assets	24,800

Total assets	$ 449,007
	=======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 64,372	$ 958	1.49%
Money market	21,902	361	1.65%
Savings	23,253	269	1.16%
Time	168,108	6,601	3.93%
Total interest-bearing deposits	277,635	8,189	2.95%
Repurchase agreements	9,710	97	1.00%
Borrowed funds	85,647	4,777	5.58%
Junior subordinated debentures	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	380,165	13,769	3.62%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	29,699
Other liabilities	2,718

Total liabilities	412,582

Stockholders' equity	36,425
Total liabilities and stockholders' equity	$ 449,007
	=======

Net interest income		$ 14,817
		======

Interest rate spread			3.12%
Net yield on interest earning assets (7)			3.49%

			Page 60
	Average Balance	Interest/ Income Expense	Average Yield/ Rate

June 30, 2002
Assets:

Interest earning-assets:
Investment securities (1)	$ 28,743	$ 1,526	5.31%
Loans (2)(3)(4)	375,226	29,652	7.90%
FHLB stock	6,645	293	4.41%
Short-term investments (5)	8,726	193	2.21%
Total interest-earning assets/interest
income/average rates earned	419,340	31,664	7.55%

Non-interest earning assets:
Cash & due from banks	9,468
Bank premises and equipment, net	4,140
Other assets (6)	8,112
Allowance for loan losses	(3,704)
Total non-interest earning assets	18,016

Total assets	$ 437,356
	=======

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 53,519	$ 1,292	2.41%
Money market	9,100	199	2.19%
Savings	20,501	366	1.79%
Time	185,806	9,172	4.94%
Total interest-bearing deposits	268,926	11,029	4.10%
Repurchase agreements	9,858	144	1.46%
Borrowed funds	88,725	5,119	5.77%
Junior subordinated debentures	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	374,682	16,998	4.54%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	26,826
Other liabilities	3,002

Total liabilities	404,510

Stockholders' equity	32,846
Total liabilities and stockholders' equity	$ 437,356
	=======

Net interest income		$ 14,666
		======

Interest rate spread			3.01%
Net yield on interest earning assets (7)			3.50%

(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $869 in 2004,
$905 in 2003, and $790 in 2002.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Other assets includes BOLI of $7,596 which contributed $380 to fee revenue.
(7)	The net yield on average earning assets is net interest income divided by average interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2004	2003	2002
Available for sale (1)

U.S. Government and agency obligations	$ 24,746	$ 18,601	$ 12,177

Mortgage-backed securities	40,587	21,630	18,912

Other bonds	0	0	154

Equity securities	2,138	1,498	1,197

Total available for sale (2):	$ 67,471	$ 41,729	$ 32,440
	=======	=======	=======

(1)	Carried at estimated market value. Northeast Bancorp does not have any securities classified held to maturity.
(2)	Cost of such securities ($ in thousands) was $69,588 as of June 30, 2004, $41,591 as of
June 30, 2003, and $32,170 as of June 30, 2002.

Table 3
Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Year Ended June 30, 2004
U. S. Government and agencies obligations	$ -	0.00%	$ 15,173	3.13%	$ 8,305	4.54%	$ 1,268	5.16%	$ 24,746	3.71%
Mortgage-backed securities	-	0.00%	6,327	4.50%	23,899	4.15%	10,361	4.97%	40,587	4.42%
Other bonds	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Equity securities	2,138	5.93%	-	0.00%	-	0.00%	-	0.00%	2,138	5.93%
	$ 2,138 ======	5.93% ====	$ 21,500 ======	3.53% ====	$ 32,204 ======	4.25% ====	$ 11,629 ======	4.99% ====	$ 67,471 ======	4.20% ====

Year Ended June 30, 2003
U. S. Government and agencies obligations	$ -	0.00%	$ 17,621	2.62%	$ -	0.00%	$ 980	5.00%	$ 18,601	2.75%
Mortgage-backed securities	-	0.00%	3,327	4.50%	12,418	4.40%	5,885	5.23%	21,630	4.64%
Other bonds	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Equity securities	1,498	6.04%	-	0.00%	-	0.00%	-	0.00%	1,498	6.04%
	$ 1,498 ======	6.04% ====	$ 20,948 ======	2.92% ====	$ 12,418 ======	4.40% ====	$ 6,865 ======	5.20% ====	$ 41,729 ======	3.85% ====

No tax-exempt securities are carried in our investment portfolio.

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

As of	June 30, 2004		June 30, 2003		June 30, 2002
		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:
Residential real estate	$ 138,031	32.10%	$ 125,437	33.33%	$ 159,567	42.92%
Commercial real estate	127,866	29.74%	97,854	26.00%	80,423	21.63%
Construction	8,367	1.95%	7,201	1.92%	8,958	2.41%
Commercial	64,304	14.95%	67,585	17.96%	48,535	13.06%
Consumer and other	91,434	21.26%	78,235	20.79%	74,268	19.98%
Total loans	430,002	100.00%	376,312	100.00%	371,751	100.00%

Net deferred loan costs	2,592		2,675		2,883
Less:
Allowance for loan losses	4,577		4,016		3,496

Net loans	$ 428,017		$ 374,971		$ 371,138
	======		======		======

As of	June 30, 2001		June 30, 2000

		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Loan portfolio:
Residential real estate	$ 185,985	49.25%	$ 194,288	51.24%
Commercial real estate	68,569	18.16%	61,924	16.33%
Construction	4,878	1.29%	7,406	1.95%
Commercial	45,438	12.03%	41,518	10.95%
Consumer and other	72,778	19.27%	74,028	19.53%
Total loans	377,648	100.00%	379,164	100.00%

Net deferred loan costs	2,835		2,660
Less:
Allowance for loan losses	3,778		3,498

Net loans	$ 376,705		$ 378,326
	======		======

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2004

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$ 40,884	$ 12,789	$ 22,280	$ 62,078	$ 138,031
Commercial	80,775	43,413	65	3,613	127,866
Construction	7,941	426	0	0	8,367

Non-mortgage loans:
Commercial	31,991	30,215	1,633	465	64,304
Consumer and other	1,182	30,030	15,698	44,524	91,434
Total loans	$ 162,773	$ 116,873	$ 39,676	$ 110,680	$ 430,002
	======	======	======	======	======

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	206,968
Floating or adjustable rate
due after one year	60,261
Total due after 1 year:	267,229
	======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

For Years Ended June 30,	2004	2003	2002	2001	2000

Average net loans outstanding during the period (1)	$ 395,774	$380,948	$370,195	$381,922	$353,142
	======	======	======	======	======

Net loans at end of period (1)	$ 432,594	$378,987	$374,634	$380,483	$381,824
	======	======	======	======	======

Allowance at beginning of period	$ 4,016	$3,496	$3,778	$3,498	$2,924

Loans charged-off during the period:
Residential real estate	142	120	69	27	81
Commercial real estate	124	22	413	0	46
Commercial	49	130	200	69	10
Consumer and other	422	699	650	648	627

Total loans charged-off	737	971	1,332	744	764

Recoveries on loans previously charged-off:
Residential real estate	60	41	8	16	14
Commercial real estate	34	55	39	29	64
Commercial	120	166	60	120	108
Consumer and other	122	138	101	78	80

Total recoveries	336	400	208	243	266

Net loans charged off during the period	401	571	1,124	501	498
Provision for loan losses	962	1,091	842	781	1,072

Allowance at end of period	$4,577	$4,016	$3,496	$3,778	$3,498
	======	======	======	======	======

Ratio of net charge-offs to
average loans outstanding	0.10%	0.15%	0.30%	0.13%	0.14%

Allowance as a percentage of total loans	1.06%	1.06%	0.93%	0.99%	0.92%

Allowance as a percentage of
non-performing and non-accrual loans	272.93%	219.57%	298.55%	104.11%	296.94%

(1) Excludes loans held for sale.

The allowance for loan losses as a percentage of loans stayed the same in 2004.
Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

	June 30, 2004		June 30, 2003		June 30, 2002

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 636	32.10%	$ 516	33.33%	$ 387	42.92%
Commercial real estate	989	29.74%	855	26.00%	1,122	21.63%
Construction	48	1.95%	7	1.92%	55	2.41%
Commercial	1,374	14.95%	1,640	17.96%	1,021	13.06%
Consumer	1,530	21.26%	998	20.79%	911	19.98%
Unallocated	0	0.00%	0	0.00%	0	0.00%

Total	$ 4,577	100.00%	$ 4,016	100.00%	$ 3,496	100.00%
	=====	=====	=====	=====	=====	=====

	June 30, 2001		June 30, 2000

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 437	49.25%	$ 405	51.24%
Commercial real estate	929	18.16%	799	16.33%
Construction	0	1.29%	0	1.95%
Commercial	620	12.03%	412	10.95%
Consumer	1,356	19.27%	1,244	19.53%
Unallocated	436	0.00%	638	0.00%

Total	$ 3,778	100.00%	$ 3,498	100.00%
	=====	=====	=====	=====

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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	For Years Ended June 30,
	2004	2003	2002	2001	2000
Non-accrual loans:
Residential real estate	$ 214	$ 568	$ 486	$ 577	$ 191
Commercial real estate	47	524	254	1,635	650
Commercial loans	85	28	183	483	80
Consumer and other	101	76	161	390	185
Total non-accrual loans	447	1,196	1,084	3,085	1,106

Current non-accrual loans (1)	1,230	633	87	544	72
Total non-performing loans	1,677	1,829	1,171	3,629	1,178
Acquired assets	39	97	587	385	278
Total non-performing assets	$ 1,716	$ 1,926	$ 1,758	$ 4,014	$ 1,456
	=====	=====	=====	=====	=====

Non-performing loans to total loans	0.39%	0.49%	0.31%	0.96%	0.31%
Non-performing assets to total assets	0.32%	0.41%	0.40%	0.93%	0.34%

As of June 30, 2004, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in footnote 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

(1) As of June 30, 2004, comprised of commercial real estate loans of $873 thousand and commercial loans of $357 thousand.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2004			June 30, 2003			June 30, 2002
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits	$ 33,791	0.00%	10.11%	$ 29,699	0.00%	9.66%	$ 26,826	0.00%	9.07%
Regular savings	28,361	0.86%	8.48%	23,253	1.16%	7.57%	20,501	1.79%	6.93%
NOW and money market	79,314	1.05%	23.73%	86,274	1.53%	28.07%	62,619	2.38%	21.17%
Time deposits	192,814	2.85%	57.68%	168,108	3.93%	54.70%	185,806	4.94%	62.83%

Total average deposits	$334,280	1.97%	100.00%	$307,334	2.67%	100.00%	$295,752	3.73%	100.00%
	======	====	======	======	====	======	======	====	======

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
For Year Ended June 30, 2004
($ in thousands)

Balance

3 months or less	$ 456
Over 3 through 6 months	2,289
Over 6 through 12 months	5,415
Over 12 months	24,724

Total time deposits $100,000 & over	$ 32,884
======

Table 11
Northeast Bancorp Consolidated
Repurchase Agreements
($ in thousands)

	For Years Ended June 30,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 24,885	1.19%	$ 16,102	1.07%	$ 8,872	1.15%

Average outstanding during year	25,052	1.12%	9,710	1.00%	9,858	1.46%

Maximum outstanding at any month end	31,022		16,102		14,816

These borrowings, which were scheduled to mature within 4 days, were collateralized by securities with the market value of $26,179,000 and amortized cost of $27,144,000 at June 30, 2004, a market value of
$22,395,000 and amortized cost of $22,225,000 at June 30, 2003, and a market value of $16,950,000 and amortized cost of $16,548,000 at June 30, 2002. Securities sold under these agreements were under the control of the Company during 2004, 2003 and 2002.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 21,493	3.78%	$ 19,733	5.10%	$ 9,478	4.22%

Average outstanding during year	21,723	4.55%	13,037	5.24%	11,100	5.08%

Maximum outstanding at any month end	29,383		20,068		30,488

This table shows the Federal Home Loan Bank Advances the Company had due to mature in one year or less as of
June 30, 2004, 2003 and 2002.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
For Year Ended of June 30, 2004
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest earning assets:
Investment securities	$ 2,138	$ 21,500	$ 43,833	$ 67,471	13.35%
FHLB stock	-	-	6,645	6,645	1.32%
Short-term investments (1)	1,238	-	-	1,238	0.25%

Mortgage loans:
Residential real estate:
Fixed rate loans	280	2,541	84,046	86,867	17.19%
Variable loans	40,604	10,248	312	51,164	10.12%
Commercial real estate	80,775	43,413	3,678	127,866	25.30%
Construction	7,941	426	-	8,367	1.66%
Other loans:
Commercial	31,991	30,215	2,098	64,304	12.72%
Consumer and other	1,182	30,030	60,222	91,434	18.09%
Total loans	162,773	116,873	150,356	430,002	85.08%
Total interest-earning assets	$ 166,149	$ 138,373	$ 200,834	$ 505,356	100.00%
	=======	=======	=======	=======	======

Interest-bearing liabilities:
Customer deposits:
NOW accounts	64,317	-	-	64,317	13.94%
Money market accounts	17,553	-	-	17,553	3.81%
Regular savings	28,805	-	-	28,805	6.24%
Certificates of deposit	117,773	111,450	122	229,345	49.70%
Total customer deposits	228,448	111,450	122	340,020	73.69%
Borrowings:
Repurchase agreements	24,885	-	-	24,885	5.39%
Other borrowings	21,493	54,485	7,000	82,978	17.98%
Junior subordinated debentures	3,093	3,093	7,395	13,581	2.94%
Total borrowings	49,471	57,578	14,395	121,444	26.31%
Total interest-bearing liabilities	$ 277,919	$ 169,028	$ 14,517	$ 461,464	100.00%

Interest sensitivity gap	$ (111,770)	$ (30,655)	$ 186,317	$ 43,892
	=======	=======	=======	=======

Cumulative gap	$ (111,770)	$ (142,425)	$ 43,892	$ 43,892
	=======	=======	=======	=======

Cumulative gap ratio	59.78%	68.13%	109.51%	109.51%
	=====	=====	=====	=====

Cumulative gap as a percentage of total assets	-20.75%	-26.44%	8.15%	8.15%
	======	======	======	======

(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2004.

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

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2003	2003	2004	2004
Interest income
Interest on loans	$ 6,205,283	$ 6,287,851	$ 6,338,030	$ 6,470,156
Interest & dividends on investments
& available for sale securities	425,746	584,343	658,132	690,045
Total interest and dividend income	6,631,029	6,872,194	6,996,162	7,160,201

Interest expense
Interest on deposits	1,613,636	1,562,217	1,631,390	1,759,022
Interest on repurchase agreements	65,988	79,566	65,859	68,331
Interest on borrowings	1,167,169	1,121,860	998,696	1,002,734
Interest on trust preferred securities	176,520	187,245	261,918	316,630
Total interest expense	3,023,313	2,950,888	2,957,863	3,146,717

Net interest income	3,607,716	3,921,306	4,038,299	4,013,484
Provision for loan losses	240,000	240,802	240,256	240,880

Net interest income after provision
for loan losses	3,367,716	3,680,504	3,798,043	3,772,604

Securities transactions	50,560	79,295	66,426	13,474
Other operating income	1,447,652	1,167,648	1,237,956	1,272,642
Other operating expense	3,527,891	3,605,424	3,582,953	4,082,804

Income before income taxes	1,338,037	1,322,023	1,519,472	975,916
Income tax expense	421,656	432,005	499,124	290,484
Net income	$ 916,381	$ 890,018	$ 1,020,348	$ 685,432
	=======	=======	=======	=======

Earnings per share:
Basic	$ 0.36	$ 0.35	$ 0.40	$ 0.27
Diluted	$ 0.35	$ 0.34	$ 0.40	$ 0.26

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2002	2002	2003	2003
Interest income
Interest on loans	$ 7,014,612	$ 6,972,980	$ 6,651,462	$ 6,467,946
Interest & dividends on investments
& available for sale securities	425,968	344,938	323,944	384,029
Total interest and dividend income	7,440,580	7,317,918	6,975,406	6,851,975

Interest expense
Interest on deposits	2,279,131	2,096,200	1,960,417	1,853,592
Interest on repurchase agreements	26,134	28,141	16,881	25,412
Interest on borrowings	1,210,089	1,211,778	1,182,718	1,172,271
Interest on trust preferred securities	176,520	176,520	176,520	176,521
Total interest expense	3,691,874	3,512,639	3,336,536	3,227,796

Net interest income	3,748,706	3,805,279	3,638,870	3,624,179
Provision for loan losses	225,476	465,082	225,042	175,187

Net interest income after provision
for loan losses	3,523,230	3,340,197	3,413,828	3,448,992

Securities transactions	182,850	252,501	401,491	84,622
Other operating income	851,223	1,193,351	1,122,460	1,447,447
Other operating expense	3,175,884	3,445,813	3,343,425	3,564,657

Income before income taxes	1,381,419	1,340,236	1,594,354	1,416,404
Income tax expense	474,480	428,253	518,328	456,033
Net income	$ 906,939	$ 911,983	$ 1,076,026	$ 960,371
	=======	=======	=======	=======

Earnings per share:
Basic	$ 0.34	$ 0.34	$ 0.40	$ 0.36
Diluted	$ 0.34	$ 0.34	$ 0.40	$ 0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.	CONTROLS AND PROCEDURES

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Item 9B.	Other Information.
None.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2004 fiscal year (the "2004 Proxy Statement"). Certain information with respect to executive officers is included in Part I, Item 4A of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in 2004 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report on Executive Compensation" and "Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2004 Proxy Statement

(b)

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	108,875	$ 11.79	178,500
Equity compensation Plan not approved by Security holders	0	$ 0.00	0
(1)	Includes stock options granted or available under the following stockholder approved plans of 2001,1999,1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

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
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2004 and 2003
Consolidated Statements of Income for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002
(b)	Reports on Form 8-K
On April 20, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose the Press Release for 3rd quarter earnings for the quarter ended March 31, 2004.
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

With the exception of the information expressly incorporated herein by reference, the Company's 2004 Proxy Statement for the 2004 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 17, 2004	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 17, 2004
/s/ James P. Day James P. Day	Director	September 17, 2004
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 17, 2004
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 17, 2004
/s/ Philip C. Jackson Philip C. Jackson	Director	September 17, 2004
/s/ Judith W. Kelly Judith W. Kelly	Chairman of the Board	September 17, 2004
/s/ Ronald C. Kendall Ronald C. Kendall	Director	September 17, 2004
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 17, 2004
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 17, 2004
/s/ John Schiavi John Schiavi	Director	September 17, 2004
/s/ Stephen W. Wight Stephen W. Wight	Director	September 17, 2004
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 17, 2004
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2004

EXHIBIT INDEX
Exhibit Number	Exhibit
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