Form 10-Q
period 2004-09-30
NORTHEAST BANCORP /ME/
filed 2004-11-15
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	September 30, 2004

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2004, the registrant had outstanding 2,509,252 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets September 30, 2004 and June 30, 2004
Consolidated Statements of Income Three Months ended September 30, 2004 and 2003
Consolidated Statements of Changes in Stockholders' Equity Three Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows Three Months ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2004	2004
Assets
Cash and due from banks	$ 12,699,748	$ 13,955,361
Interest bearing deposits	643,243	692,424
Total cash and cash equivalents	13,342,991	14,647,785

Available for sale securities, at market value	67,476,640	67,471,144
Loans held for sale	237,350	545,722

Loans receivable	448,586,994	432,594,348
Less allowance for loan losses	4,752,000	4,577,000
Net loans	443,834,994	428,017,348

Premises and equipment, net	3,880,995	4,353,208
Aquired assets - net	65,658	38,583
Accrued interest receivable - loans	1,638,694	1,725,894
Accrued interest receivable - investments	438,239	467,275
FHLB and FRB stock, at cost	7,050,000	6,644,500
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,899,232 at 09/30/04 and $1,875,835 at 6/30/04	2,365,996	328,893
Bank owned life insurance (BOLI)	7,839,099	7,759,944
Other assets	6,544,717	6,345,707
Total assets	$ 555,123,270	$ 538,753,900
	=========	=========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 36,816,953	$ 37,799,644
NOW	73,776,479	64,317,533
Money market	16,155,934	17,553,102
Regular savings	29,340,311	28,804,916
Brokered time deposits	94,948,415	96,713,190
Certificates of deposit	142,679,104	132,631,344
Total deposits	393,717,196	377,819,729

FHLB advances	71,633,978	82,977,634
Other borrowings	683,104	-
Securities sold under repurchase agreements	34,204,180	24,884,869
Junior subordinated debentures issued to affiliated trusts	13,580,849	13,580,849
Other liabilities	3,215,433	3,037,799
Total liabilities	517,034,740	502,300,880

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,525,102 and 2,525,416 shares outstanding at September 30, 2004 and June 30, 2004, respectively	2,525,102	2,525,416
Additional paid in capital	6,802,307	6,943,894
Retained earnings	29,109,462	28,380,678
Accumulated other comprehensive (loss)	(348,341)	(1,396,968)
Total stockholders' equity	38,088,530	36,453,020

Total liabilities and stockholders' equity	$ 555,123,270	$ 538,753,900
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Interest and dividend income:
Interest on loans	$ 6,830,932	$ 6,205,283
Interest on FHLB overnight deposits	6,464	6,143
Interest and dividends on available for sale securities	677,282	367,494
Dividends on Federal Home Loan Bank stock	52,133	51,081
Other interest income	1,090	1,028
Total interest and dividend income	7,567,901	6,631,029

Interest expense:
Deposits	1,973,528	1,613,636
Repurchase agreements	79,399	65,988
FHLB advances	957,474	1,167,169
Junior subordinated debentures	281,151	176,520
Total interest expense	3,291,552	3,023,313

Net interest income before provision for loan losses	4,276,349	3,607,716

Provision for loan losses	300,137	240,000
Net interest income after provision for loan losses	3,976,212	3,367,716

Noninterest income:
Fees and service charges on loans	60,550	148,959
Fees for other services to customers	241,930	241,671
Net securities gains	1,564	43,495
(Loss)gain on trading activities	(160)	7,065
Gain on sales of loans	51,904	431,166
Investment and insurance commissions	552,169	444,868
BOLI income	92,997	103,260
Other income	162,985	77,728
Total noninterest income	1,163,939	1,498,212

Noninterest expense:
Salaries and employee benefits	2,278,852	2,002,693
Occupancy expense	309,776	310,071
Equipment expense	255,710	258,806
Intangible assets amortization	23,397	66,468
Other	886,079	889,853
Total noninterest expense	3,753,814	3,527,891

Income before income taxes	1,386,337	1,338,037
Income tax expense	430,221	421,656

Net income	$ 956,116	$ 916,381
	=========	=========

Earnings per common share:
Basic	$ 0.38	$ 0.36
Diluted	$ 0.37	$ 0.35

Net interest margin	3.28%	3.28%
Net interest spread	3.05%	2.99%
Return on average assets (annualized)	0.74%	0.78%
Return on average equity (annualized)	10.74%	9.89%
Efficiency ratio	69%	69%

		Page 5
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2004 and 2003
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2003	$ 2,786,095	$ 10,381,692	$ 25,756,832	$ 91,169	$ (2,516,340)	$ 36,499,448
Net income for three months ended 9/30/03	-	-	916,381	-	-	916,381
Other comprehensive income net of tax:
Net unrealized losses on investments available for sale, net of reclassification adjustment	-	-	-	(283,682)	-	(283,682)
Total comprehensive income	-	-	-	-	-	632,699
Dividends on common stock at $0.08 per share	-	-	(211,746)	-	-	(211,746)
Common stock issued in connection with employee benefit and stock option plan	-	21,890	-	-	66,232	88,122
Balance at September 30, 2003	2,786,095	10,403,582	26,461,467	(192,513)	(2,450,108)	37,008,523
	======	=======	=======	=======	=======	=======
Balance at June 30, 2004	$ 2,525,416	$ 6,943,894	$ 28,380,678	$ (1,396,968)	$ -	$ 36,453,020
Net income for three months ended 9/30/04	-	-	956,116	-	-	956,116
Other comprehensive income net of tax:
Net unrealized losses on investments available for sale, net of reclassification adjustment	-	-	-	1,048,627	-	1,048,627
Total comprehensive income	-	-	-	-	-	2,004,743
Dividends on common stock at $0.09 per share	-	-	(227,332)	-	-	(227,332)
Purchase of 10,000 shares of Company stock	(10,000)	(180,000)	-	-	-	(190,000)
Common stock issued in connection with employee benefit and stock option plan	9,686	38,413	-	-	-	48,099
Balance at September 30, 2004	2,525,102	6,802,307	29,109,462	(348,341)	-	38,088,530
	=======	=======	=======	=======	=======	=======

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash provided by operating activities:	$ 1,465,299	$ 4,368,337

Cash flows from investing activities:
Federal Reserve stock purchased	(405,500)	-
Available for sale securities purchased	(659,555)	(11,148,682)
Available for sale securities matured	2,128,164	1,982,661
Available for sale securities sold	75,477	6,413,944
Net change in loans	(15,994,145)	(2,658,465)
Net capital expenditures	(64,975)	(368,744)
Proceeds from sale of premises and equipment	481,794	-
Proceeds from sale of acquired assets	44,260	60,669
Purchase of retirement annuity	(900,000)	-
Acquisition of business	(979,502)	-
Net cash used in investing activities	(16,273,982)	(5,718,617)

Cash flows from financing activities:
Net change in deposits	15,897,467	(5,890,732)
Net change in repurchase agreements	9,319,311	13,508,007
Dividends paid	(227,332)	(211,746)
Proceeds from stock issuance	48,099	88,122
Company stock repurchased	(190,000)	-
Advances from the Federal Home Loan Bank	6,000,000	-
Repayment of advances from the Federal Home Loan Bank	(12,448,656)	(655,394)
Net repayments on Federal Home Loan Bank overnight advances	(4,895,000)	(3,045,000)
Net cash provided by financing activities	13,503,889	3,793,257

Net (decrease) increase in cash and cash equivalents	(1,304,794)	2,442,977

Cash and cash equivalents, beginning of period	14,647,785	18,807,919
Cash and cash equivalents, end of period	$ 13,342,991	$ 21,250,896
	========	========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	1,048,627	(283,682)
Net transfer from loans to acquired assets	78,835	112,755
Assumption of debt from Solon-Anson Insurance Agency	683,104	-
Deferred tax liability related to Solon-Anson acquisition	443,737	-

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	2,222	3,668
Interest paid	3,170,965	2,998,971

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K. Certain June 30, 2004 amounts have been reclassified to be consistent with the September 30, 2004 financial statements.

2.   Junior Subordinated Debentures

NBN Capital Trust ("NBNCT"), a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT to the public (together the "NBNCT Trust Securities"), (ii) using the proceeds of the sale of NBNCT Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the NBNCT Trust Securities). NBN Capital Trust II and III, each a Delaware statutory trust (together, the "Private Trusts"), were created in December 2003 for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); and (iii)engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Debentures and the Junior Subordinated Notes are the sole assets of the NBNCT and the Private Trusts, respectively. The Preferred Securities of NBNCT accrue and pay distributions quarterly at an annual rate of 9.60% of the stated liquidation amount of $7.00 per Preferred Security. NBN Capital Trust II pays a variable rate based on three month LIBOR and NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate 4.78% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, and an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the NBNCT and Private Trust Preferred Securities, but only to the extent of funds held by the trusts.

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

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2004	June 30, 2004
Residential real estate	$ 145,391,839	$ 138,031,157
Commercial real estate	122,599,370	122,431,149
Construction	10,661,331	8,367,388
Commercial	71,663,957	69,738,330
Consumer & Other	95,600,811	91,433,974
Total	445,917,308	430,001,998
Net Deferred Costs	2,669,686	2,592,350
Net Loans	$ 448,586,994 ============	$ 432,594,348 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three months Ended September 30,
	2004	2003
Balance at beginning of period	$ 4,577,000	$ 4,016,000
Add provision charged to operations	300,137	240,000
Recoveries on loans previously charged off	30,609	78,778
	4,907,746	4,334,778
Less loans charged off	155,746	112,370
Balance at end of period	$ 4,752,000 ==========	$ 4,222,408 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	September 30, 2004		June 30, 2004
	Cost	Market Value	Cost	Market Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 25,682,749	$25,327,333	$ 25,687,976	$ 24,745,788
Corporate Bonds	500,000	500,000	--	--
Mortgage-backed securities	39,600,422	39,413,629	41,761,820	40,587,389
Equity securities	2,221,259	2,235,678	2,137,967	2,137,967
	$ 68,004,430 ==========	$ 67,476,640 ==========	$ 69,587,763 ==========	$ 67,471,144 ==========
	September 30, 2004		June 30, 2004
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 15,737,862	$ 15,476,315	$ 15,740,931	$ 15,172,561
Due after five years through ten years	9,454,304	9,432,779	8,557,705	8,305,210
Due after ten years	990,583	918,239	1,389,340	1,268,017
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	39,600,422	39,413,629	41,761,820	40,587,389
Equity securities	2,221,259	2,235,678	2,137,967	2,137,967
	$ 68,004,430 ==========	$ 67,476,640 ==========	$ 69,587,763 ==========	$ 67,471,144 ==========

6.  Deposits.

The following is a summary of the composition of deposits at:

	September 30, 2004	June 30, 2004
Demand	$ 36,816,953	$ 37,799,644
NOW	73,776,479	64,317,533
Money Market	16,155,934	17,553,102
Regular Savings	29,340,311	28,804,916
Brokered Deposits	94,948,415	96,713,190
Certificates of Deposit	142,679,104	132,631,344
Total Deposits	$ 393,717,196 ============	$ 377,819,729 ============

7.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 36,344,100	2.19% - 6.79%	2005
5,500,000	2.08% - 5.55%	2006
10,000,000	2.22% - 3.56%	2007
12,789,878	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 71,633,978 =============

June 30, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 21,493,278	1.44% - 6.65%	2005
31,500,000	2.08% - 6.79%	2006
7,000,000	2.22% - 2.71%	2007
15,984,356	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 82,977,634 =============

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

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options have been granted for the current or previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three months ended September 30, 2004 and 2003 would have been the amounts shown below. The Financial Accounting Standards Board is considering a proposal that may require the fair value method be used to account for stock based compensation, which would require recognizing compensation expense in the financial statements.
For the Three Months Ended September 30,
	2004	2003
Net Income as reported	$ 956,116	$ 916,381
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	--
Pro forma net income	$ 956,116 ======	$ 916,381 ======

Earnings per share
Basic - as reported	$ 0.38	$ 0.36
Basic - pro forma	$ 0.38	$ 0.36

Diluted - as reported	$ 0.37	$ 0.35
Diluted - pro forma	$ 0.37	$ 0.35

9. Acquisition of Solon-Anson Insurance Agency, Inc.

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc.("Solon-Anson"), headquartered in Rangeley, Maine. See the details of the purchase price below. In connection with the acquisition, NFS entered into certain compensation arrangements with the sellers. NFS purchased an annuity for $900,000 to provide deferred compensation payments to the former owners, Craig and Sharon Sargent. The annuity remains an asset of the Company and is included in other assets in the consolidated balance sheet. These payments are contingent on meeting the conditions of their respective employment contracts, and are subject to a vesting schedule over the term of each employment contract. The acquisition of Solon-Anson Insurance Agency used purchase accounting and resulted in a customer list intangible asset of $2,060,500, which will be amortized over seven years. No goodwill was recognized. The results of operations of Solon-Anson have been included in the consolidated financial statements of the Company since the acquisition date. There is no pro-forma disclosure included because Solon-Anson was not considered a significant acquisition. There may be future purchase accounting adjustments. The following is a summary of the assets and liabilities acquired and allocation of the purchase price.

Purchase Price:
Cash Paid	$ 900,000
Debt Assumed	$ 683,104
Other Liabilities Assumed	$ 6,743
Deferred Taxes	$ 443,737
Direct Costs	$ 79,501
Total	$ 2,113,085 =======

Allocation:
Customer List	$ 2,060,500
Office Equipment	$ 50,723
Other Assets	$ 1,862
Total	$ 2,113,085 =======

This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. This acquisition is part of the Company's plans to enhance sources of fee income.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2004 and 2003 and the financial condition at September 30, 2004 and June 30, 2004. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2004 for discussion of the critical accounting policies of the Company.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2004. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. After completing our charter conversion on August 30, 2004, the Federal Reserve Bank of Boston became the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. The Company's wholly-owned subsidiary is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision. Its name was changed to Northeast Bank. We conduct business from our headquarters in Auburn, Maine and, as of September 30, 2004, 12 banking offices and six insurance offices all located in Western and South-Central Maine. At September 30, 2004, we had consolidated assets of $555.1 million and consolidated stockholders' equity of $38.1 million.

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

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc.("Solon-Anson"), headquartered in Rangeley, Maine. See Note 9 for more information on this transaction. This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. NFS also has an insurance agency in our Bethel, Maine branch. All of our insurance offices offer personal and commercial property and casualty insurance products.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. The Bank emphasizes the growth of non-interest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income.

Our goal is to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increase non-interest income from expanded trust, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As a continuation of our growth plans, the Bank also plans to open a new retail banking branch in Windham, Maine in 2005; one of the most rapidly growing communities in Southern Maine.

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. The level of the provision for loan losses, non-interest income and expenses of Northeast Bancorp and the Bank, and the effective tax rate also affect profitability. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include advertising, computer services, supplies, telecommunication, and postage expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

General

The Company reported consolidated net income of $956,116 or $0.37 per diluted share for the three months ended September 30, 2004 compared with $916,381, or $0.35 per diluted share for the three months ended September 30, 2003, an increase of $39,735 or 4%. Net interest income increased $668,633, or 19%, primarily from higher earning assets. Non-interest income decreased $334,273, or 22%, from decreased net security gains, gains on sales of loans, and fees and service charges on loans, partially offset by increased investment and insurance commissions. The provision for loan losses increased $60,137, or 25%, compared to the three months ended September 30, 2003, due to the increase in commercial and consumer indirect loans, both with higher credit risk. Non-interest expense increased $225,923, or 6%, primarily from higher salary and benefit expense. Full-time equivalent staff increased by 19 as of the quarter ended September 30, 2004 to 197 compared to the same period last year. Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 10.74% and 0.74%, respectively, for the quarter ended September 30, 2004 and were 9.89% and 0.78%, respectively, for the quarter ended September 30, 2003. The increase in the return on average equity was due to the higher net income for the current quarter. The return on average assets decreased primarily from higher average assets compared to the quarter ended September 30, 2003.

Net Interest Income

Net interest income for the three months ended September 30, 2004 increased $668,633 compared to the same period in 2003. The increase in net interest income was due to higher average earning assets, increasing $78,491,680, or 18%, for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in earning assets was primarily due to an increase in loans of $57,378,395, or 16%, and the purchase of government agency and mortgage-backed securities, up $22,079,622 or 49%, as part of a leveraging program to increase net interest income. This leveraging program was completed at June 30, 2004. Average loans, as a percentage of average earning assets was 85% and 87% for the quarters ended September 30, 2004 and 2003, respectively. Net interest margin was 3.28% for each period. Net interest spread for the three months ended September 30, 2004 was 3.05%, an increase of 6 basis points from 2.99% for the same period a year ago. Comparing the three months ended September 30, 2004 and 2003, the yields on earning assets declined 19 basis points compared to a 25 basis point decrease in the cost of interest-bearing liabilities, reflecting the lower yields on investments and the repricing of loans, deposits and borrowings in a declining interest rate environment.

The changes in net interest income are presented in the schedule below, which compares the three months ended September 30, 2004 and 2003.

	Difference Due to
	Volume	Rate	Total
Investments	$ 209,889	$ 100,951	$ 310,840
Loans, net	897,963	(272,314)	625,649
FHLB & Other Deposits	(2,333) _____________	2,716 _____________	383 _____________
Total Interest-earnings Assets	1,105,519	(168,647)	936,872

Deposits	483,890	(123,998)	359,892
Repurchase Agreements	8,049	5,362	13,411
Borrowings	6,635 _____________	(111,699) _____________	(105,064) _____________
Total Interest-bearing Liabilities	498,574 _____________	(230,335) _____________	268,239 _____________
Net Interest Income	$ 606,945 ============	$ 61,688 ============	$ 668,633 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated debt and FHLB borrowings.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank is generally expected to experience an improvement in its net interest margins during a period of increasing interest rates.

As of September 30, 2004 and 2003, 49% of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2004 was $300,137, an increase of $60,137, or 25%, from $240,000 for the three months ended September 30, 2003. The higher provision was primarily due to higher net charge-offs, $125,138 for the three months ended September 30, 2004 compared to $33,591 for the same period in 2003, and the increase in commercial and consumer loans. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans was 1.06% at September 30, 2004 and June 30, 2004.

Noninterest Income

Total non-interest income was $1,163,939 for the three months ended September 30, 2004, a decrease of $334,273, or 22%, from $1,498,212 for the three months ended September 30, 2003. This decrease was the combined impact of a $32,678 decrease in fees and service charges on loans and other services, $55,731 lower loan servicing fees primarily from the write-down of mortgage servicing rights to its fair value, $49,156 lower net securities and trading gains from lower security sales and trading volume, $379,262 lower gains on sale of residential real estate loans from lower loan sales volume, and $10,263 decrease in the cash surrender value of bank owned life insurance (BOLI) from the annual resetting of interest rates in September 2003. These decreases in other non-interest income were partially offset by a $107,301 increase in investment and insurance commissions from higher sales volume and $85,257 increase in other non-interest income primarily from the realized gain on sale of the former Richmond branch building of $63,472. We expect gains on the sales of residential real estate loans to decrease for fiscal 2005 because origination volume will be approximately 15% lower than fiscal 2004.

Non-interest Expense

Total non-interest expense for the three months ended September 30, 2004 was $3,753,814 an increase of $225,923, or 6%, from $3,527,891 for the three months ended September 30, 2003. This increase was primarily due to increased salaries and employee benefits of $276,159 from an increase of four full-time equivalent employees and higher commissions paid to the investment brokerage division on higher sales volume compared to the quarter ended September 30, 2003. Intangible asset amortization decreased $43,071 from a deposit intangible asset becoming fully amortized at June 30, 2004.

For the three months ended September 30, 2004 and 2003, the increase in income tax expense was primarily due to the increase in income before income taxes.

Our efficiency ratio was 69% for the three months ended September 30, 2004 and 2003.

Financial Condition

Our consolidated assets were $555,123,270 and $538,753,900 as of September 30, 2004 and June 30, 2004, respectively, an increase of $16,369,370, or 3%. The increase in assets was due to a net increase in all loan categories. The increases in assets were funded with NOW accounts, certificates of deposit and securities sold under repurchase agreements. For the three months ended September 30, 2004, total average assets were $546,625,635, an increase of $23,974,653, or 5%, from June 30, 2004 and an increase of $79,666,751 from $466,958,884 for the same period last year.

Total stockholders' equity was $38,088,530 and $36,453,020 at September 30, 2004 and June 30, 2004, respectively, an increase of $1,635,510, or 4%, due to net income for the three months ended September 30, 2004 and increase in accumulated other comprehensive income partially offset by stock repurchases and dividends. The book value per outstanding share was $15.08 at September 30, 2004 and $14.43 at June 30, 2004.

Investment Activities

The investment portfolio, which was essentially unchanged from June 30, 2004, was $67,476,640 as of September 30, 2004, an increase of $5,496, from $67,471,144 as of June 30, 2004. The investment portfolio as of September 30, 2004 consists of government agency, corporate debt, and mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $67,522,801 for the three months ended September 30, 2004 as compared to $45,443,179 for the three months ended September 30, 2003, an increase of $22,079,622 or 49%. This increase was due primarily to purchasing government agency and mortgage-backed securities as part of a leveraging program (which was terminated June 30, 2004) and funded with the purchase of brokered certificates of deposit. This leveraging program was a short-term strategy to increase net interest income and increase eligible collateral pledged to the Federal Home Loan Bank of Boston.

Our entire investment portfolio is classified as available for sale at September 30, 2004 and June 30, 2004, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2004 was $68,004,430 and $67,476,640, respectively. The difference between the carrying value and the cost of the securities of $527,790 was primarily attributable to the market value of U. S. government agencies and mortgage-backed securities below their cost. The net unrealized gain on equity securities was $14,419 and the net unrealized loss on government agency, corporate debt, and mortgage-backed securities was $542,209 at September 30, 2004. The government agency and mortgage-backed securities have increased in market value due to the recent decrease in the interest rates compared to June 30, 2004. Substantially all of the government agency and mortgage-backed securities held in our portfolio are high investment grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, government agency and mortgage-backed securities for the foreseeable future.

Loan Portfolio

Total loans of $448,586,994 as of September 30, 2004 increased $15,992,646 or 4%, from $432,594,348 as of June 30, 2004. Compared to June 30, 2004, residential real estate, commercial, commercial real estate, construction and consumer loan portfolios increased. Aggregate commercial real estate and commercial loans increased $2,093,848, or 1%, compared to June 30, 2004. The increase in commercial real estate and commercial loans was due to new opportunities with small businesses within our market areas and expansion of the lending staff. For the three months ended September 30, 2004, consumer loans increased $4,166,837, or 5%. This increase in consumer loans was due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased by $7,360,682, or 5% compared to June 30, 2004. The total loan portfolio averaged $440,351,051 for the three months ended September 30, 2004, an increase of $60,142,238, or 16%, from the three months ended September 30, 2003.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio mix as of September 30, 2004 has changed with increases in residential real estate, commercial real estate, commercial loans, and consumer loans when compared to June 30, 2004. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio. In an effort to increase loan volume, the Bank's interest rates for selected loan products have been reduced to compete in the various markets.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 33%, 32% and 32% as of September 30, 2004, June 30, 2004, and September 30, 2003, respectively. The variable rate product as a percentage of total residential real estate loans was 39%, 37% and 36% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We currently plan to continue to sell all newly originated 15-year and 30-year fixed-rate residential real estate loans into the secondary market. Average residential real estate mortgages of $141,887,677 for the three months ended September 30, 2004 increased $17,276,472, or 14%, from the three months ended September 30, 2003. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rates. Also, the volume of residential real estate loan originations has decreased to $11.7 million for the three months ended September 30, 2004 compared to $26.2 million for the same period one year ago. This origination volume is expected at this level as interest rates increase. Purchased loans included in this portfolio are pools of residential real estate loans acquired from other financial institutions that were sold with the servicing retained. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy due to the risk of high prepayments.

Commercial real estate loans as a percentage of total loans were 27%, 30% and 27% as of September 30, 2004, June 30, 2004 and September 30, 2003, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 95%, 93% and 94% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $125,899,459 for the three months ended September 30, 2004 increased $24,263,898, or 24%, from the same period in 2003. The increase in commercial real estate loans reflects the sales efforts of additional commercial lending staff in the Bank's existing business markets.

Construction loans as a percentage of total loans were 2% as of September 30, 2004, June 30, 2004 and September 30, 2003, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 52%, 73%, and 61% for the same periods respectively. Average construction loans were $9,031,687 and $6,528,379 for the three months ended September 30, 2004 and 2003, respectively, an increase of $2,503,308 or 38%.

Commercial loans as a percentage of total loans were 16%, 15%, and 17% as of September 30, 2004, June 30, 2004 and September 30, 2003, respectively. The variable rate products as a percentage of total commercial loans were 59%, 57%, and 64% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $66,728,562 for the three months ended September 30, 2004 increased $553,741, or 1%, from $66,174,821 for the same period in 2003.

Consumer and other loans as a percentage of total loans were 22%, 21%, and 21% for the periods ended September 30, 2004, June 30, 2004, and September 30, 2003, respectively. At September 30, 2004, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 32%, 25%, and 37% of total consumer loans, respectively, compared to 32%, 22%, and 40% of total consumer loans at June 30, 2004. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $94,180,276 and $78,650,726 for the three months ended September 30, 2004 and 2003, respectively. The $15,529,550, or 20%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30, 2004		June 30, 2004
Indirect Auto	$ 30,740,047	32%	$ 29,139,156	32%
Indirect RV	24,223,475	25%	20,528,706	22%
Indirect Mobile Home	35,177,258	37%	36,136,351	40%
Subtotal Indirect	90,140,780	94%	85,804,213	94%
Other	5,460,031	6%	5,629,761	6%
Total	$ 95,600,811 =========	100% ====	$ 91,433,974 =========	100% ====

Classification of Assets

The Bank had non-performing loans totaling $2,002,000 and $1,677,000 at September 30, 2004 and June 30, 2004, respectively, or 0.45% and 0.39% of total loans, respectively. The Bank's allowance for loan losses was equal to 237% and 273% of the total non-performing loans at September 30, 2004 and June 30, 2004, respectively. The following table represents the Bank's non-performing loans as of September 30, 2004 and June 30, 2004, respectively:

Description	September 30, 2004	June 30,2004
Residential Real Estate	$ 270,000	$ 214,000
Commercial Real Estate	1,001,000	920,000
Commercial Loans	493,000	442,000
Consumer and Other	238,000	101,000
Total non-performing	$ 2,002,000 ==========	$ 1,677,000 ===========

Allowance for Loan Losses

Management does not believe that the increase in non-performing residential real estate and consumer and other loans as of September 30, 2004 was indicative of a trend. At September 30, 2004, the Bank had $300,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans decreased by $100,000 when compared to the $400,000 at June 30, 2004. The Bank's delinquent loans, as a percentage of total loans, increased during the quarter ended September 30, 2004.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

09-30-04	06-30-04	03-31-04	12-31-03
0.97%	0.66%	0.58%	1.15%

At September 30, 2004, loans classified as non-performing included approximately $1,101,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.72% as of September 30, 2004.

The Bank's allowance for loan losses was $4,752,000 as of September 30, 2004 as compared to $4,577,000 as of June 30, 2004, representing 1.06% of total loans for each of the periods. Management maintains an allowance at a level that they believe is reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing mix of commercial and consumer loans, the increase in non-performing loans, the increase in net charge offs compared to the three months ended September 30, 2003, the deteriorating trend of internal risk ratings, and limited, but increasing, credit concentrations.

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, no accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended September 30, 2004, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in November 2004. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) was purchased on September 30, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at March 31, 2004. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of Company's capital plus the allowance for loan losses at September 30, 2004.

Intangible assets of $2,365,996 as of September 30, 2004 increased $2,037,103 from $328,893 as of June 30, 2004 from the customer list intangible recognized in the Solon-Anson Insurance Agency acquisition discussed above. See Note 9 for more information on the acquisition.

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

Total deposits of $393,717,196 as of September 30, 2004 increased $15,897,467, or 4%, from $377,819,729 as of June 30, 2004. NOW accounts increased $9,458,946 primarily from a single Express Gold account, a tiered account paying 1.75% for the highest tier. Regular savings increased $535,395 for the same period. Certificates of deposits increased during the three months ended September 30, 2004 by $10,047,760 from successful promotion of an 18 month certificate of deposit and the winning bid on a jumbo certificate of deposit from a Maine governmental agency. Management's continuing strategy has certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships. Brokered certificates of deposit decreased $1,764,775 as maturing balances were repaid. Funding from brokered deposits is limited by policy to 35% of total assets.

Total average deposits of $386,493,934 for the three months ended September 30, 2004 increased $74,784,793, or 24%, compared to the average for the three months ended September 30, 2003. The increase in total average deposits compared to September 30, 2003 is net of a $3,913,581 or 12% increase in average demand deposits, $3,844,978 or 6% increase in average NOW accounts, $817,952 or 5% increase in average money market accounts, and $1,935,329 or 7% increase in average regular savings accounts. All interest-bearing non-maturing deposit accounts have market interest rates. Generally, the increase in these non-maturing deposits resulted from promotion of NOW accounts and a combination of incentive programs to increase the sale of non-maturing deposit accounts. Increasing non-maturing deposits is a strategic focus in fiscal 2005. These deposits generally have lower interest rates and would result in a decrease in our cost of funds. Average brokered certificates of deposit increased $63,070,096 or 181% to $97,890,428 for the three months ended September 30, 2004. This increase reflects our use of brokered certificates of deposits as an alternative to FHLB advances to fund the increase in our earning assets. The weighted average maturity for the brokered certificates of deposit was approximately 1.7 years. Average regular certificates of deposit decreased $1,202,857, or 1%, to $136,634,381 for the three months ending September 30, 2004. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Securities sold under repurchase agreements were $34,204,180 as of September 30, 2004, an increase of $9,319,311, or 37%, from $24,884,869 as of June 30, 2004. This increase reflects additional funds deposited by existing customers. Market interest rates are offered on this product. Average securities sold under repurchase agreements were $26,705,544 for the three months ended September 30, 2004, an increase of $2,787,504, or 12%, compared to the average for the three months ended September 30, 2003.

Advances from the Federal Home Loan Bank (FHLB) were $72,317,082 as of September 30, 2004, a decrease of $10,660,552, or 13%, from $82,977,634 as of June 30, 2004. The decrease in FHLB advances was due to the pay down of an overnight advance of $5,377,000 on July 1, 2004 and repayment of selected maturing advances during the quarter ended September 30, 2004. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $24,546,000 over and above the September 30, 2004 outstanding advances and the Idealway account line of credit. For the quarter ended September 30, 2004, we had pledged government agency and mortgage-backed securities of $21,325,720 as collateral for FHLB advances. We plan to continue to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and additional purchases of brokered certificates of deposit. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Average advances from the FHLB were $78,563,668 for the three months ended September 30, 2004, a decrease of $5,952,983, or 7%, compared to $84,516,651 average for the same period last year.

In December 2003, the Company created NBN Capital Trust II and NBN Capital Trust III for the issuance of junior subordinated notes totaling $6,000,000. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The interest rate was 4.78% for the quarter ended September 30, 2004. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. The Company has a call option, which can be first exercised on March 30, 2009. These funds were used to fund the growth in earning assets.

The Company may exercise a call option for the securities issued by NBN Capital Trust on December 31, 2004. This call would retire the junior subordinated debentures of $7,394,849 originally issued on November 23, 1999 with an interest rate of 9.60%. The call would also result in recognizing a loss of $400,000, $272,000 after income taxes, from expensing the unamortized deferred costs related to this issue. This call would be financed with the issuance of a new junior subordinated debt offering at an approximate fixed rate of 6.05% for the first five years of the new issue. After the fifth year, the interest rate becomes variable.

Management believes that the Company's available liquidity resources are sufficient to support the Company's needs. In addition to the traditional retail products, the Bank has the ability to access funds from maturing securities and loans, the sale of securities and loans, repurchase agreements and brokered deposits.

In December 1999, the Board of Directors of the Company approved a plan to repurchase up to $2,000,000 of its common stock and in May 2002, the Board of Directors authorized the repurchase of an additional $2,000,000 of common stock. The 1999 stock repurchase plan was discontinued in October 2003 with the Board of Director's approval of a temporary stock repurchase plan. The Company purchased 69,486 shares at an average price of $16.87 for an aggregate cost of $1,172,205 under this temporary stock repurchase plan. The temporary stock repurchase plan was discontinued upon the commencement of the 2004 Stock Repurchase Plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan will terminate no later than December 31, 2004. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. Northeast Bancorp may discontinue the repurchase program at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. For the three months ended September 30, 2004, the Company repurchased 10,000 shares. As of September 30, 2004, the Company had repurchased $3,868,294 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $38,088,530 as of September 30, 2004 as compared to $36,453,020 at June 30, 2004. The increase of $1,635,510, or 4%, was primarily due net income for the three months ended September 30, 2004 and increase in value in comprehensive income, less stock repurchases and dividends paid. Book value per common share was $15.08 as of September 30, 2004 as compared to $14.43 at June 30, 2004. The total average equity to total average assets ratio of the Company was 6.88% as of September 30, 2004 and 7.51% at June 30, 2004.

The Company's net cash provided by operating activities was $1,465,299 during the three months ended September 30, 2004, which was a $2,903,038 decrease compared to the same period in 2003. This decrease was due primarily from the lower volume of residential real estate loans held for sale liquidated in the quarter ended September 30, 2004. Investing activities were a net use of cash primarily due to, originating loans held in portfolio and the insurance agency acquisition during the three months ended September 30, 2004, compared to the same period in 2003. Financing activities provided net cash from the increases in deposits including NOW accounts, certificates of deposit, and repurchase agreements offset by FHLB advance repayments at maturity compared to the same period in 2003. Overall, the Company's position of cash and cash equivalents decreased by $1,304,794 during the three months ended September 30, 2004.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), contains various provisions intended to capitalize the Bank Insurance Fund ("BIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the FRB broader regulatory authority to take prompt corrective action against insured institutions that do not meet capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the FRB broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2004, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2004, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of September 30, 2004:
Tier 1 capital to risk weighted assets	$43,071	10.09%	$17,076	4.00%	$25,614	6.00%
Tier 1 capital to total average assets	$43,071	7.96%	$21,648	4.00%	$27,060	5.00%
Total Capital to risk weighted assets	$47,823	11.20%	$34,152	8.00%	$42,690	10.00%

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2004, follows:

Contract Amount
	September 30, 2004	September 30, 2003
Commitments to extend credit (1)(2)	$ 31,844,000	$ 29,517,000
Unused lines of credit (2)(3)	$ 49,631,000	$ 34,117,000
Standby letters of credit (4)	$ 3,346,000	$ 3,191,000
(1)	Represents commitment outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(3)	Represents unused lines of credit from commercial, construction, and home equity loans.
(4)	Standby letters of credit generally expire in twelve months.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2004. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-k for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no mater how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2004.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first quarter of our 2005 fiscal year that has materially effected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(e)

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
July 1 - July 31	--	--	--	--
Aug 1 - Aug 31	--	--	--	--
Sep 1 - Sep 30	10,000	$19.00	10,000	171,200
(1)	Based on trade date, not settlement date.
(2)	Represents share purchased in open-market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
(3)

On January 30, 2004, the Company announced that its Board of Directors of the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2004, unless extended.

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
Date: November 12, 2004		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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