Form 10-Q
period 2004-12-31
NORTHEAST BANCORP /ME/
filed 2005-02-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	December 31, 2004

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 7, 2005, the registrant had outstanding 2,517,557 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets December 31, 2004 and June 30, 2004
Consolidated Statements of Income Three Months ended December 31, 2004 and 2003
Consolidated Statements of Income Six Months ended December 31, 2004 and 2003
Consolidated Statements of Changes in Stockholders' Equity Six Months Ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows Six Months ended December 31, 2004 and 2003
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31, 2004	June 30, 2004
Assets
Cash and due from banks	$ 9,977,360	$ 13,955,361
Interest bearing deposits	1,292,527	692,424
Total cash and cash equivalents	11,269,887	14,647,785

Available for sale securities, at market value	66,225,553	67,471,144
Loans held for sale	113,000	545,722

Loans receivable	458,110,904	432,594,348
Less allowance for loan losses	4,918,000	4,577,000
Net loans	453,192,904	428,017,348

Premises and equipment, net	4,087,490	4,353,208
Aquired assets - net	35,993	38,583
Accrued interest receivable - loans	1,813,498	1,725,894
Accrued interest receivable - investments	478,331	467,275
FHLB and FRB stock, at cost	7,050,000	6,644,500
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $1,996,968 at 12/31/04
and $1,875,835 at 6/30/04	2,289,260	328,893
Bank owned life insurance (BOLI)	7,892,143	7,759,944
Other assets	5,871,661	6,345,707
Total assets	$ 560,727,617	$ 538,753,900
	========	========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 36,819,989	$ 37,799,644
NOW	64,526,464	64,317,533
Money market	16,238,069	17,553,102
Regular savings	28,072,979	28,804,916
Brokered time deposits	80,468,395	96,713,190
Certificates of deposit	156,126,469	132,631,344
Total deposits	382,252,365	377,819,729

FHLB advances	85,199,648	82,977,634
Other borrowings	476,465	-
Securities sold under repurchase agreements	35,043,909	24,884,869
Junior subordinated debentures issued to affiliated trusts	16,496,000	13,580,849
Other liabilities	2,949,460	3,037,799
Total liabilities	522,417,847	502,300,880

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,514,557 and
2,525,416 shares outstanding at December 31, 2004 and June 30, 2004, respectively	2,514,557	2,525,416
Additional paid in capital	6,486,158	6,943,894
Retained earnings	29,648,601	28,380,678
Accumulated other comprehensive (loss)	(339,546)	(1,396,968)
Total stockholders' equity	38,309,770	36,453,020

Total liabilities and stockholders' equity	$ 560,727,617	$ 538,753,900
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Interest and dividend income:
Interest on loans	$ 7,199,425	$ 6,287,851
Interest on FHLB overnight deposits	13,782	3,710
Interest and dividends on available for sale securities	672,823	533,675
Dividends on FHLB and FRB stock	64,540	46,057
Other interest income	1,705	901
Total interest and dividend income	7,952,275	6,872,194

Interest expense:
Deposits	2,102,444	1,562,217
Repurchase agreements	101,311	79,566
FHLB advances	918,450	1,121,860
Other borrowings	10,443	-
Junior subordinated debentures	301,056	187,245
Total interest expense	3,433,704	2,950,888

Net interest income before provision for loan losses	4,518,571	3,921,306

Provision for loan losses	299,984	240,802
Net interest income after provision for loan losses	4,218,587	3,680,504

Noninterest income:
Fees and service charges on loans	152,915	166,078
Fees for other services to customers	250,248	245,363
Net securities gains	37,527	74,856
(Loss)gain on trading activities	-	4,439
Gain on sales of loans	58,636	101,420
Investment commissions	379,925	413,838
Insurance commissions	375,946	81,745
BOLI income	67,096	85,701
Other income	105,558	73,503
Total noninterest income	1,427,851	1,246,943

Noninterest expense:
Salaries and employee benefits	2,385,609	2,060,636
Occupancy expense	345,677	291,616
Equipment expense	286,389	253,269
Intangible assets amortization	97,736	66,468
Other	1,418,944	933,435
Total noninterest expense	4,534,355	3,605,424

Income before income taxes	1,112,083	1,322,023
Income tax expense	347,201	432,005

Net income	$ 764,882	$ 890,018
	=======	=======

Earnings per common share:
Basic	$ 0.30	$ 0.35
Diluted	$ 0.30	$ 0.34

Net interest margin	3.37%	3.43%
Net interest spread	3.16%	3.20%
Return on average assets (annualized)	0.54%	0.74%
Return on average equity (annualized)	7.89%	9.66%
Efficiency ratio	76%	70%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Interest and dividend income:
Interest on loans	$ 14,030,357	$ 12,493,134
Interest on FHLB overnight deposits	20,245	9,854
Interest and dividends on available for sale securities	1,350,105	901,169
Dividends on FHLB and FRB stock	116,673	97,137
Other interest income	2,795	1,929
Total interest and dividend income	15,520,175	13,503,223

Interest expense:
Deposits	4,075,971	3,175,853
Repurchase agreements	180,701	145,553
FHLB advances	1,875,934	2,289,028
Other borrowings	10,443	-
Junior subordinated debentures	582,206	363,766
Total interest expense	6,725,255	5,974,200

Net interest income before provision for loan losses	8,794,920	7,529,023

Provision for loan losses	600,121	480,802
Net interest income after provision for loan losses	8,194,799	7,048,221

Noninterest income:
Fees and service charges on loans	213,464	315,037
Fees for other services to customers	492,178	487,035
Net securities gains	39,091	118,351
(Loss)gain on trading activities	(160)	11,504
Gain on sales of loans	110,540	532,586
Investment commissions	834,761	778,026
Insurance commissions	473,279	162,425
BOLI income	160,093	188,961
Other income	268,543	151,230
Total noninterest income	2,591,789	2,745,155

Noninterest expense:
Salaries and employee benefits	4,664,461	4,063,328
Occupancy expense	655,454	601,825
Equipment expense	542,099	511,937
Intangible assets amortization	121,133	132,936
Other	2,305,022	1,823,289
Total noninterest expense	8,288,169	7,133,315

Income before income taxes	2,498,419	2,660,061
Income tax expense	777,422	853,662

Net income	$ 1,720,997	$ 1,806,399
	=======	=======

Earnings per common share:
Basic	$ 0.68	$ 0.71
Diluted	$ 0.67	$ 0.69

Net interest margin	3.32%	3.35%
Net interest spread	3.11%	3.10%
Return on average assets (annualized)	0.62%	0.76%
Return on average equity (annualized)	8.98%	9.78%
Efficiency ratio	73%	69%

						Page 6
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2004 and 2003
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2003	$2,786,095	$10,381,692	$25,756,832	$ 91,169	$(2,516,340)	$36,499,448
Net income for six months ended 12/31/03	-	-	1,806,399	-	-	1,806,399
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment	-	-	-	(434,745)	-	(434,745)
Total comprehensive income	-	-	-	-	-	1,371,654

Dividends on common stock at $0.17 per share	-	-	(450,658)	-	-	(450,658)
Treasury stock purchased	-	-	-	-	(1,172,205)	(1,172,205)
Common stock issued in connection with
employee benefit and stock option plan	-	31,183	-	-	85,389	116,572
	_________	_________	_________	_________	_________	_________
Balance at December 31, 2003	$2,786,095	$10,412,875	$27,112,573	$ (343,576)	$(3,603,156)	$36,364,811
	=======	=======	=======	=======	=======	=======

Balance at June 30, 2004	$2,525,416	$6,943,894	$28,380,678	$(1,396,968)	$ -	$36,453,020
Net income for six months ended 12/31/04	-	-	1,720,997	-	-	1,720,997
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment	-	-	-	1,057,422	-	1,057,422
Total comprehensive income	-	-	-	-	-	2,778,419

Dividends on common stock at $0.18 per share	-	-	(453,074)	-	-	(453,074)
Purchase of 30,000 shares of Company stock	(30,000)	(540,000)	-	-	-	(570,000)
Common stock issued in connection with
employee benefit and stock option plan	19,141	82,264	-	-		101,405
	_________	_________	_________	_________	_________	_________
Balance at December 31, 2004	$2,514,557	$6,486,158	$29,648,601	$ (339,546)	$ -	$38,309,770
	=======	=======	=======	=======	=======	=======

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash provided by operating activities:	$ 3,011,355	$ 5,522,473

Cash flows from investing activities:
Federal Reserve stock purchased	(405,500)	-
Available for sale securities purchased	(1,901,051)	(31,812,611)
Available for sale securities matured	4,037,571	3,551,547
Available for sale securities sold	669,133	7,519,079
Net change in loans	(25,937,699)	(18,026,730)
Net capital expenditures	(449,234)	(664,558)
Proceeds from sale of premises and equipment	481,794	-
Proceeds from sale of acquired assets	290,180	194,816
Purchase of retirement annuity	(900,000)	-
Acquisition of business	(993,469)	-
Net cash used in investing activities	(25,108,275)	(39,238,457)

Cash flows from financing activities:
Net change in deposits	4,432,636	22,020,668
Net change in repurchase agreements	10,159,040	10,328,804
Dividends paid	(453,075)	(450,658)
Proceeds from stock issuance	101,405	116,572
Company stock repurchased	(570,000)	(1,172,205)
Advances from the Federal Home Loan Bank	20,500,000	7,500,000
Repayment of advances from the Federal Home Loan Bank	(12,900,986)	(13,384,709)
Net repayments on Federal Home Loan Bank overnight advances	(5,377,000)	(3,045,000)
Debt issuance cost paid	-	(120,000)
Proceeds from issuance of Junior Subordinated Debentures	10,000,000	6,000,000
Repayment of Junior Subordinated Debentures	(7,172,998)	-
Net cash provided by financing activities	18,719,022	27,793,472

Net decrease in cash and cash equivalents	(3,377,898)	(5,922,512)

Cash and cash equivalents, beginning of period	14,647,785	18,807,919
Cash and cash equivalents, end of period	$ 11,269,887	$ 12,885,407
	========	========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	1,057,422	(434,745)
Net transfer from loans to acquired assets	302,590	179,955
Assumption of debt from Solon-Anson Insurance Agency	683,104	-
Deferred tax liability related to Solon-Anson acquisition	450,877	-

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,043,222	794,368
Interest paid	6,589,504	5,935,297

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K. Certain June 30, 2004 amounts have been reclassified to be consistent with the December 31, 2004 financial statements.

2.   Junior Subordinated Debentures

NBN Capital Trust ("NBNCT"), a Delaware statutory trust, was created in October of 1999. The NBNCT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of NBNCT to the public (together the "NBNCT Trust Securities"), (ii) using the proceeds of the sale of NBNCT Trust Securities to acquire 9.60% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of the NBNCT Trust Securities). NBNCT sold $7,172,998 of its trust preferred securities to the public and $221,851 of its common securities to the Company. The NBNCT Trusts Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on December 31, 2029 or upon earlier redemption as provided in the indenture. The Company had the right to redeem the Junior Subordinated Debentures, in whole or in part on or after December 31, 2004. The Company exercised its right to redeem the Junior Subordinated Debentures on December 31, 2004. On that date, NBNCT paid the liquidation amount of $7.00 per preferred security plus accrued interest due based upon an annual interest rate of 9.60%, or a total of $7,345,150. The proceeds from the sale of Trust Preferred Securities by NBN Capital Trust IV, described below, were used in part for this redemption.

NBN Capital Trust II and III were created in December 2003 and NBN Capital Trust IV was created December 2004. Each such trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); and (iii) engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Notes are the sole assets of each of the Private Trusts. NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate 5.35% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the state liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $943,500.

NBN Capital Trusts II and III sold a total of $6,000,000 and NBN Capital Trust IV sold a total of $10,000,000 of its trust preferred securities in two separate private placement offerings. NBN Capital Trusts II and III sold a total of $186,000 and NBN Capital Trust IV sold a total of $310,000 of its common securities to the Company. The Private Trusts Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures on March 30, 2034 for NBN Capital Trusts II and III and on February 23, 2035 for NBN Capital Trust IV, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Junior Subordinated Notes, in whole or in part on or after March 30, 2009 for NBN Capital Trusts II and III, and on or after February 23, 2010 for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2004	June 30, 2004
Residential real estate	$ 149,049,534	$ 138,031,157
Commercial real estate	125,660,956	122,431,149
Construction	12,124,498	8,367,388
Commercial	73,233,371	69,738,330
Consumer & Other	95,568,748	91,433,974
Total	455,637,107	430,001,998
Net Deferred Costs	2,473,797	2,592,350
Net Loans	$ 458,110,904 ============	$ 432,594,348 ============

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six months Ended December 31,
	2004	2003
Balance at beginning of period	$ 4,577,000	$ 4,016,000
Add provision charged to operations	600,121	480,802
Recoveries on loans previously charged off	76,267	158,736
	5,253,388	4,655,538
Less loans charged off	335,388	317,538
Balance at end of period	$ 4,918,000 ==========	$ 4,338,000 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	December 31, 2004		June 30, 2004
	Cost	Market Value	Cost	Market Value
Debt securities issued by the U.S. Treasury and other U.S. Government corporations and agencies	$ 4,399,244	$4,352,476	$ 4,398,866	$ 4,325,317
Government sponsored entities-FHLMC & FNMA	22,277,699	21,868,919	21,289,110	20,420,471
Corporate bonds	500,000	497,520	--	--
Mortgage-backed securities	37,662,565	37,523,231	41,761,820	40,587,389
Equity securities	1,900,508	1,983,407	2,137,967	2,137,967
	$ 66,740,016 ==========	$ 66,225,553 ==========	$ 69,587,763 ==========	$ 67,471,144 ==========
	December 31, 2004		June 30, 2004
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 17,234,216	$ 16,884,874	$ 15,740,931	$ 15,172,561
Due after five years through ten years	8,552,791	8,510,885	8,557,705	8,305,210
Due after ten years	1,389,936	1,323,156	1,389,340	1,268,017
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing February 2005 to September 2032)	37,662,565	37,523,231	41,761,820	40,587,389
Equity securities	1,900,508	1,983,407	2,137,967	2,137,967
	$ 66,740,016 ==========	$ 66,225,553 ==========	$ 69,587,763 ==========	$ 67,471,144 ==========

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 46,605,828	2.23% - 6.79%	2005
3,000,000	2.08% - 5.55%	2006
19,264,905	2.22% - 3.57%	2007
9,328,915	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 85,199,648 =========

June 30, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 21,493,278	1.44% - 6.65%	2005
31,500,000	2.08% - 6.79%	2006
7,000,000	2.22% - 2.71%	2007
15,984,356	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 82,977,634 =========

7.  Stock Option Plans

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

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted for the previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and six months ended December 31, 2004 and 2003 would have been the amounts shown below. The Financial Accounting Standards Board has issued a revision of SFAS 123, effective after June 15, 2005, that requires the fair value method be used to account for stock base compensation and the recognition of the fair value of stock options as compensation expense in the financial statements.
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Net Income as reported	$ 764,882	$ 890,018	$ 1,720,997	$ 1,806,399
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,459	--	1,459	--
Pro forma net income	$ 763,423 ========	$ 890,018 ========	$ 1,719,538 ========	$ 1,806,399 ========

Earnings per share
Basic - as reported	$ 0.30	$ 0.35	$ 0.68	$ 0.71
Basic - pro forma	$ 0.30	$ 0.35	$ 0.68	$ 0.71

Diluted - as reported	$ 0.30	$ 0.34	$ 0.67	$ 0.69
Diluted - pro forma	$ 0.30	$ 0.34	$ 0.67	$ 0.69

8.  Acquisition of Solon-Anson Insurance Agency, Inc.

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. See the details of the purchase price below. In connection with the acquisition, NFS entered into certain compensation arrangements with the sellers. NFS purchased an annuity for $900,000 to provide deferred compensation payments to the former owners, Craig and Sharon Sargent. The annuity remains an asset of the Company and is included in other assets in the consolidated balance sheet. These payments are contingent on meeting the conditions of their respective employment contracts, and are subject to a vesting schedule over the term of each employment contract. The acquisition of Solon-Anson Insurance Agency used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which will be amortized over seven years. No goodwill was recognized. The results of operations of Solon-Anson have been included in the consolidated financial statements of the Company since the acquisition date. There is no pro-forma disclosure included because Solon-Anson was not considered a significant acquisition. There may be future purchase accounting adjustments. The following is a summary of the assets and liabilities acquired and allocation of the purchase price.

Purchase Price:
Cash Paid	$ 993,469
Debt Assumed	$ 683,104
Other Liabilities	$ 6,743
Deferred Taxes	$ 450,877
Total	$ 2,134,193

Allocation:
Customer List	$ 2,081,500
Office Equipment	$ 50,831
Other Assets	$ 1,862
Total	$ 2,134,193

This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. This acquisition is part of the Company's plans to enhance sources of fee income.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2004 and 2003 and the financial condition at December 31, 2004 and June 30, 2004. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of the Company and the Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2004 for discussion of the critical accounting policies of the Company.

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

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. After completing our charter conversion on August 30, 2004, the Federal Reserve Bank of Boston became the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. The Company's wholly-owned subsidiary is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision. Its name changed to Northeast Bank. We conduct business from our headquarters in Auburn, Maine and, as of December 31, 2004, we had 12 banking offices and six insurance offices all located in Western and South-Central Maine. At December 31, 2004, we had consolidated assets of $560.7 million and consolidated stockholders' equity of $38.3 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. The Bank has offices in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. See Note 8 to our consolidated financial statement included herein for more information on this transaction. This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. NFS also has an insurance agency in our Bethel, Maine branch. All of our insurance offices offer personal and commercial property and casualty insurance products.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income. The Bank emphasizes the growth of non-interest sources of income from trust management, financial planning, and investment and insurance brokerage to reduce its dependency on net interest income.

Our goal is to continue modest but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increase non-interest income from expanded trust, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As a continuation of our growth plans, the Bank also plans to open a new retail banking branch in Windham, Maine in 2005; one of the most rapidly growing communities in Southern Maine.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2004 and 2003

General

The Company reported consolidated net income of $764,882, or $0.30 per diluted share for the three months ended December 31, 2004 compared with $890, 018, or $0.34 per diluted share for the three months ended December 31, 2003, a decrease of $125,136, or 14%. Net income for the quarter ended December 31, 2004 included an after-tax charge of $269,789 or $0.10 per diluted share from the write-off of the unamortized deferred costs related to NBN Capital Trust preferred securities which were redeemed on December 31, 2004. Net interest income increased $597,265, or 15%, primarily from 17% higher average earning assets. Non-interest income increased $180,908, or 15%, from increased insurance commissions partially offset by decreased investment commissions, net security gains, gains on sales of loans, fees and service charges on loans and other services to customers, and lower BOLI income. The provision for loan losses increased $59,182, or 25%, compared to the three months ended December 31, 2003, due to the increase in charge-offs and the increased volume of commercial and consumer indirect loans, both which carry a higher credit risk. Non-interest expense increased $928,931, or 26%, primarily from higher salary and benefit expense and the write-off of unamortized deferred costs. Full-time equivalent staff increased by 16 as of the quarter ended December 31, 2004 to 197 compared to the same period last year, all from the Solon Anson Insurance Agency acquisition ("Solon Anson"). Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 7.89% and 0.54%, respectively, for the quarter ended December 31, 2004 and were 9.66% and 0.74%, respectively, for the quarter ended December 31, 2003. The decrease in the return on average equity was due to lower net income for the current quarter. The return on average assets decreased due to lower net income and from higher average assets compared to the quarter ended December 31, 2003.

Net income for the six months ended December 31, 2004 was $1,720,997, or $0.67 per diluted share, as compared to $1,806,399, or $0.69 per diluted share, for the same period one year ago. The results for the six months ended December 31, 2004 was impacted by increased net interest income from higher average earning assets, decreased non-interest income due to decreased gains on the sale of loans, net securities gains, and loan servicing fees partially offset by increased investment and insurance commission revenue, and increased non-interest expense from the impact of staff additions from Solon Anson and higher compensation from the increase in commission revenue.

ROE and ROA were 8.98% and 0.62%, respectively, for the six months ended December 31, 2004 and 9.78% and 0.76% for the six months ended December 31, 2003. The decline in ROE was primarily due to a decrease in net income. The decline in ROA was due to a decrease in net income and an increase in average assets.

Net Interest Income

Net interest income for the three months ended December 31, 2004 increased $597,265 compared to the same period in 2003. The increase in net interest income was due to higher average earning assets, increasing $78,768,450, or 17%, for the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2003. The increase in earning assets was primarily due to an increase in loan volume of $65,673,952, or 17%, and the purchase of government agency, government sponsored entities, and mortgage-backed securities, up $11,687,115 or 21%. Average loans as a percentage of average earning assets was 86%, respectively, for quarters ended December 31, 2004 and 2003. Net interest margin was 3.37% and 3.43% for the period ended December 31, 2004 and 2003, respectively. Net interest spread for the three months ended December 31, 2004 was 3.16%, a decrease of 4 basis points from 3.20% for the same period a year ago. Comparing the three months ended December 31, 2004 and 2003, the yields on earning assets declined 9 basis points compared to a 5 basis point decrease in the cost of interest-bearing liabilities. From September 30, 2004 to December 31, 2004, the yield on earning assets increased 14 basis points to 5.98% primarily from increases in prime rate during the period. However, this yield on earning assets remained below the 6.07% yield at December 31, 2003. Similarly, the cost of interest-bearing liabilities also continued to increase from September 30, 2004 to December 31, 2004 by 3 basis points to 2.82%. This cost of  interest-bearing liabilities was below the December 31, 2003 cost of 2.87%.

The changes in net interest income are presented in the schedule below, which compares the three months ended December 31, 2004 and 2003.

	Difference Due to
	Volume	Rate	Total
Investments	$ 119,080	$ 38,551	$ 157,631
Loans, net	1,045,027	(133,453)	911,574
FHLB & Other Deposits	1,941 _____________	8,935 _____________	10,876 _____________
Total Interest-earnings Assets	1,166,048	(85,967)	1,080,081

Deposits	462,834	77,393	540,227
Repurchase Agreements	15,061	6,684	21,745
Borrowings	24,683 _____________	(103,839) _____________	(79,156) _____________
Total Interest-bearing Liabilities	502,578 _____________	(19,762) _____________	482,816 _____________
Net Interest Income	$ 663,470 ============	$ (66,205) ============	$ 597,265 ============
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated debt and FHLB borrowings.

Net interest income for the six months ended December 31, 2004 increased $1,265,897 compared to the same period in 2003. The increase in net interest income was due to higher average earning assets, increasing $78,630,065, or 18%, for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003. The increase in earning assets was primarily due to an increase in loans of $61,526,174, or 16%, and the purchase of government agency and mortgage-backed securities, up $16,883,368 or 33%, as part of a leveraging program to increase net interest income. This leveraging program was completed at June 30, 2004. Average loans, as a percentage of average earning assets was 85% and 86% for the six months ended December 31, 2004 and 2003, respectively. Net interest margin was 3.32% and 3.35% for the period ended December 31, 2004 and 2003, respectively. Net interest spread for the six months ended December 31, 2004 was 3.11%, an increase of 1 basis point from 3.10% for the same period a year ago. Comparing the six months ended December 31, 2004 and 2003, the yields on earning assets declined 14 basis points compared to a 15 basis point decrease in the cost of interest-bearing liabilities. The yield on earning assets decreased through June 30, 2004. The increases in prime rate from June 30, 2004 to December 31, 2004 have increased the yield on earning assets to an average of 5.91%. Similarly, the cost of interest-bearing liabilities also continued to decrease through June 30, 2004, then increased through December 31, 2004 to an average of 2.80%. The increase in the cost of interest-bearing liabilities lagged the increase in the yield on earning assets, improving slightly the net interest spread compared to December 31, 2003.

The changes in net interest income are presented in the schedule below, which compares the six months ended December 31, 2004 and 2003.

	Difference Due to
	Volume	Rate	Total
Investments	$ 332,368	$ 136,104	$ 468,472
Loans, net	1,940,947	(403,724)	1,537,223
FHLB & Other Deposits	(172) _____________	11,429 _____________	11,257 _____________
Total Interest-earnings Assets	2,273,143	(256,191)	2,016,952

Deposits	942,412	(42,294)	900,118
Repurchase Agreements	23,063	12,085	35,148
Borrowings	31,322 _____________	(215,533) _____________	(184,211) _____________
Total Interest-bearing Liabilities	996,797 _____________	(245,742) _____________	751,055 _____________
Net Interest Income	$ 1,276,346 ============	$ (10,449) ============	$ 1,265,897 ============
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

As of December 31, 2004 and 2003, 51% and 49%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2004 was $299,984, an increase of $59,182, or 25%, from $240,802 for the three months ended December 31, 2003. For the six months ended December 31, 2004 and 2003, we provided $600,121 and $480,802 for loan losses, respectively. The higher provision was primarily due to higher net charge-offs, $133,983 for the three months ended December 31, 2004 compared to $125,211 for the same period in 2003, and $259,121for the six months ended December 31, 2004 compared to $158,802 for the six months ended December 31, 2003, and the increase in the aggregate volume of commercial and consumer loans. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.07% at December 31, 2004 compared to 1.06% at June 30, 2004.

Noninterest Income

Total non-interest income was $1,427,851 for the three months ended December 31, 2004, an increase of $180,908, or 15%, from $1,246,943 for the three months ended December 31, 2003. This increase was the combined impact of a $260,288 increase in investment and insurance commissions resulting primarily from the Solon-Anson acquisition, $32,055 increase in other non-interest income from increased trust fee revenue, and an $11,110 increase in fees and service charges on loans and other services. These increases in other non-interest income were partially offset by $19,388 decrease in loan servicing fees from the write-down of mortgage servicing rights to its fair value, $41,768 lower net securities and trading gains from lower security sales and trading volume, $42,784 lower gains on sale of residential real estate loans from lower loan sales volume, and $18,605 decrease in the cash surrender value of bank owned life insurance (BOLI) from the annual resetting of interest rates in September 2004. We expect gains on the sales of residential real estate loans to decrease for fiscal 2005 because origination volume will be approximately 40% lower than fiscal 2004.

Total non-interest income was $2,591,789 for the six months ended December 31, 2004, a decrease of $153,366, or 6%, from $2,745,155 for the six months ended December 31, 2003. This decrease was the combined impact of a $21,310 decrease in fees and service charges on loans and other services, $90,924 lower net securities and trading gains from lower security sales and trading volume, $75,120 lower loan servicing fees primarily from the write-down of mortgage servicing rights to its fair value, $422,046 lower gains on sale of residential real estate loans from lower loan sales volume, and $28,868 decrease in the cash surrender value of bank owned life insurance (BOLI) from the annual resetting of interest rates in September 2004. These decreases in other non-interest income were partially offset by a $367,589 increase in investment and insurance commissions from higher sales volume and the insurance commission revenue from Solon Anson, and $117,313 increase in other non-interest income primarily from the realized gain on sale of the former Richmond branch building of $63,472 and increase trust fee revenue of $30,748.

Non-interest Expense

Total non-interest expense for the three months ended December 31, 2004 was $4,534,355 an increase of $928,931, or 26%, from $3,605,424 for the three months ended December 31, 2003. This increase was primarily due to increased salaries and employee benefits of $324,973 from an additional 17 full-time equivalent employees from the Solon Anson. Net occupancy expense increased from the lease expense for the headquarters building and the land for the new Windham branch in addition to the lease expense from four Solon Anson offices. Solon Anson also accounted for the increase in equipment expense and intangible asset amortization. The write-off of the $392,249 unamortized deferred cost associated with the redeemed 9.60% trust preferred securities was included in other expense and is the primary cause of the variance to the quarter ended December 31, 2003. Other expense variance of $485,509 also includes other-than-temporary write-downs on marketable and non-marketable equity securities of $13,587, a receivable write-off of $20,595, increases in professional fees of $28,364, and increased third-party processing charges of $17,719.

Total non-interest expense for the six months ended December 31, 2004 was $8,288,169 an increase of $1,154,854, or 16%, from $7,133,315 for the six months ended December 31, 2003. This increase primarily due to increased salaries and employee benefits of $601,133 from the increase of 17 full-time equivalent employees from Solon Anson and higher commissions paid to the investment brokerage division on higher sales volume compared to the six months ended December 31, 2003. Intangible asset amortization decreased $11,803 due to a deposit intangible asset becoming fully amortized at June 30, 2004. Included in other expense increase of $481,733 was the above December write-off of unamortized deferred cost, increased professional fees of $37,193, outsourced processing services for item processing, trust and internet banking increased $30,374, and increased dues and assessments of $23,867.

For the three months and six months ended December 31, 2004 and 2003, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to 2003.

Our efficiency ratio was 76% and 70% for the three months ended December 31, 2004 and 2003, respectively, and 73% and 69% for the six months ended December 31, 2004 and 2003, respectively.

Financial Condition

Our consolidated assets were $560,727,617 and $538,753,900 as of December 31, 2004 and June 30, 2004, respectively, an increase of $21,973,717, or 4%. The increase in assets was primarily due to a net increase in loans. The increases in assets were funded with deposits, securities sold under repurchase agreements, increases in FHLB advances, and junior subordinated debentures. For the six months ended December 31, 2004, total average assets were $554,413,164, an increase of $80,816,575, or 17%, from $473,596,589 for the same period last year. This asset increase was primarily loans resulting from opportunities in our market areas to meet the needs of under-served residential real estate and commercial real estate customers and automobile dealers.

Total stockholders' equity was $38,309,770 and $36,453,020 at December 31, 2004 and June 30, 2004, respectively, an increase of $1,856,750, or 5%, due to net income for the six months ended December 31, 2004 and increase in accumulated other comprehensive income partially offset by stock repurchases and dividends. The book value per outstanding share was $15.24 at December 31, 2004 and $14.43 at June 30, 2004.

Investment Activities

The investment portfolio was $66,225,553 as of December 31, 2004, a decrease of $1,245,591 from $67,471,144 as of June 30, 2004. The investment portfolio as of December 31, 2004 consisted of government agency, government sponsored entities, corporate debt, and mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $67,394,424 for the six months ended December 31, 2004 as compared to $50,509,159 for the six months ended December 31, 2003, an increase of $16,885,265 or 33%. This increase was due primarily to purchasing government agency and mortgage-backed securities to increase eligible collateral pledged to the Federal Home Loan Bank of Boston.

Our entire investment portfolio is classified as available for sale at December 31, 2004 and June 30, 2004, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2004 was $66,740,016 and $66,225,553, respectively. The difference between the carrying value and the cost of the securities of $514,463 was primarily attributable to the market value of U. S. government agencies, government sponsored entities, and mortgage-backed securities below their cost. The net unrealized gain on equity securities was $82,899 and the net unrealized loss on government agency, government sponsored entities, corporate debt, and mortgage-backed securities was $597,362 at December 31, 2004. The government agency, government sponsored entities, and mortgage-backed securities have decreased in market value due to the recent increases in the interest rates compared to June 30, 2004. Substantially all of the government agency, government sponsored entities, and mortgage-backed securities held in our portfolio are high investment grade, federal agency securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, government agency, government sponsored entities, and mortgage-backed securities for the foreseeable future, or until a recovery of market value.

Loan Portfolio

Total loans of $458,110,904 as of December 31, 2004 increased $25,516,556 or 6%, from $432,594,348 as of June 30, 2004. Compared to June 30, 2004, all loan categories increased. Aggregate commercial real estate and commercial loans increased $6,724,848, or 3%, compared to June 30, 2004. The increase in commercial loans was due to new opportunities with small businesses within our market areas and expansion of the lending staff. For the six months ended December 31, 2004, consumer loans increased $4,134,774, or 5%. This increase in consumer loans was due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased by $11,018,377, or 8% compared to June 30, 2004. Construction loans increased $3,757,110 or 45%. Net deferred loan origination fees decreased $118,553. The total loan portfolio averaged $446,683,321 for the six months ended December 31, 2004, an increase of $63,018,160, or 16%, from the six months ended December 31, 2003.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of December 31, 2004 has changed with increases in residential real estate, commercial real estate, commercial loans, and consumer loans when compared to June 30, 2004. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 33%, 32% and 32% as of December 31, 2004, June 30, 2004, and December 31, 2003, respectively. The variable rate product as a percentage of total residential real estate loans was 42%, 37% and 35% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We currently plan to continue to sell all newly originated 15-year and 30-year fixed-rate residential real estate loans into the secondary market. Average residential real estate mortgages of $144,325,283 for the six months ended December 31, 2004 increased $19,180,225, or 15%, from the six months ended December 31, 2003. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rates. Also, the volume of residential real estate loan originations has decreased to $20.2 million for the six months ended December 31, 2004 compared to $34.5 million for the same period one year ago. This origination volume is expected to decrease as interest rates increase. Purchased loans included in this portfolio are pools of residential real estate loans acquired from other financial institutions that were sold with the servicing retained. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy.

Commercial real estate loans as a percentage of total loans were 27%, 30%, and 28% as of December 31, 2004, June 30, 2004 and December 31, 2003, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96%, 93% and 93% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $125,606,916 for the six months ended December 31, 2004 increased $21,057,405, or 20%, from the same period in 2003. The increase in commercial real estate loans reflects the sales efforts of additional commercial lending staff in the Bank's existing business markets.

Construction loans as a percentage of total loans were 3%, 2%, 2% as of December 31, 2004, June 30, 2004 and December 31, 2003, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 61%, 73%, and 47% for the same periods respectively. Average construction loans were $10,329,195 and $6,955,127 for the six months ended December 31, 2004 and 2003, respectively, an increase of $3,374,068 or 49%.

Commercial loans as a percentage of total loans were 16%, 15%, and 17% as of December 31, 2004, June 30, 2004 and December 31, 2003, respectively. The variable rate products as a percentage of total commercial loans were 59%, 57%, and 63% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $68,866,510 for the six months ended December 31, 2004 increased $4,071,073, or 6%, from $64,795,437 for the same period in 2003.

Consumer and other loans as a percentage of total loans were 21%, 21%, and 21% for the periods ended December 31, 2004, June 30, 2004, and December 31, 2003, respectively. At December 31, 2004, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 32%, 26%, and 36% of total consumer loans, respectively, compared to 32%, 22%, and 40% of total consumer loans at June 30, 2004. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $94,978,215 and $79,654,308 for the six months ended December 31, 2004 and 2003, respectively. The $15,323,907, or 19%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2004		June 30, 2004
Indirect Auto	$ 30,853,678	32%	$ 29,139,156	32%
Indirect RV	24,871,410	26%	20,528,706	22%
Indirect Mobile Home	34,545,858	36%	36,136,351	40%
Subtotal Indirect	90,270,946	94%	85,804,213	94%
Other	5,297,802	6%	5,629,761	6%
Total	$ 95,568,748 =============	100% =====	$ 91,433,974 ==============	100% =====

Classification of Assets

The Bank had non-performing loans totaling $1,780,000 and $1,677,000 at December 31, 2004 and June 30, 2004, respectively, or 0.39% and 0.39% of total loans, respectively. The Bank's allowance for loan losses was equal to 276% and 273% of the total non-performing loans at December 31, 2004 and June 30, 2004, respectively. The following table represents the Bank's non-performing loans as of December 31, 2004 and June 30, 2004, respectively:

Description	December 31, 2004	June 30,2004
Residential Real Estate	$ 272,000	$ 214,000
Commercial Real Estate	871,000	920,000
Commercial Loans	353,000	442,000
Consumer and Other	284,000	101,000
Total non-performing	$ 1,780,000 ==========	$ 1,677,000 ===========

Allowance for Loan Losses

Management does not believe that the increase in non-performing residential real estate and consumer and other loans as of December 31, 2004 was indicative of a trend. At December 31, 2004, the Bank had $425,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These substandard loans increased by $25,000 when compared to the $400,000 at June 30, 2004. The Bank's delinquent loans, as a percentage of total loans, increased at December 31, 2004 compared to June 30, 2004.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-04	09-30-04	06-30-04	03-31-04
0.87%	0.97%	0.66%	0.58%

At December 31, 2004, loans classified as non-performing included approximately $843,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.69% as of December 31, 2004.

The Bank's allowance for loan losses was $4,918,000 as of December 31, 2004 as compared to $4,577,000 as of June 30, 2004, representing 1.07% and 1.06% of total loans for each of the periods. Management maintains an allowance at a level that they believe is reasonable for the overall risk inherent in the loan portfolio. The factors considered include the increasing volume of commercial and consumer loans, the increase in non-performing loans, the increase in net charge offs compared to the six months ended December 31, 2003, the deteriorating trend of internal risk ratings, and limited, but increasing, credit concentrations.

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the six months ended December 31, 2004, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

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

Other Assets

Bank owned life insurance (BOLI) was purchased on December 31, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at November 18, 2004. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of Company's capital plus the allowance for loan losses at December 31, 2004.

Intangible assets of $2,289,260 as of December 31, 2004 increased $1,960,367 from $328,893 as of June 30, 2004 from the customer list intangible recognized in the Solon-Anson Insurance Agency acquisition. See Note 8 of our consolidated financial statements included herein for more information on the acquisition.

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

Total deposits of $382,252,365 as of December 31, 2004 increased $4,432,636, or 1%, from $377,819,729 as of June 30, 2004. NOW accounts and certificates of deposits increased $208,931 and $23,495,125, respectively, during the six months ended December 31, 2004. Demand deposits accounts, money market accounts and regular savings decreased $979,655, $1,315,033, and $731,937, respectively, for the same period. Certificates of deposits increased from successful promotions of an 18 and 24 month certificates of deposit and the winning bid on a jumbo certificate of deposit from a Maine governmental agency. Management's continuing strategy has certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships. Brokered certificates of deposit decreased $16,244,795 as maturing balances were repaid during the six months ended December 31, 2004. Funding from brokered deposits is limited by policy to 25% of total assets.

Total average deposits of $390,721,012 for the six months ended December 31, 2004 increased $73,675,780, or 23%, compared to the average for the six months ended December 31, 2003. The increase in total average deposits compared to December 31, 2003 is net of a $4,011,095 or 12% increase in average demand deposits, $4,635,078 or 7% increase in average NOW accounts, $1,964,702 or 12% increase in average money market accounts, and $1,317,491 or 5% increase in average regular savings accounts. All interest-bearing non-maturing deposit accounts have market interest rates. Generally, the increase in these non-maturing deposits resulted from promotion of NOW accounts combined with advertising campaign of other transaction accounts and employee incentive programs to increase the sale of non-maturing deposit accounts. Increasing non-maturing deposits is a strategic focus in fiscal 2005. These deposits generally have lower interest rates and would result in a decrease in our cost of funds. Average brokered certificates of deposit increased $55,121,417 or 141% to $94,141,702 for the six months ended December 31, 2004. This increase reflects our use of brokered certificates of deposits as an alternative to FHLB advances to fund the increase in our earning assets. The weighted average maturity for the brokered certificates of deposit was approximately 1.4 years. Average regular certificates of deposit increased $6,625,997, or 5%, to $144,253,311 for the six months ending December 31, 2004. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Securities sold under repurchase agreements were $35,043,909 as of December 31, 2004, an increase of $10,159,040, or 41%, from $24,884,869 as of June 30, 2004. This increase reflects additional funds deposited by existing customers. Market interest rates are offered on this product. Average securities sold under repurchase agreements were $30,086,865 for the six months ended December 31, 2004, an increase of $3,939,130, or 15%, compared to the average for the six months ended December 31, 2003.

Advances from the Federal Home Loan Bank (FHLB) were $85,199,648 as of December 31, 2004, an increase of $2,222,014, or 3%, from $82,977,634 as of June 30, 2004. The Bank's current advance availability, our unused borrowing capacity subject to the satisfaction of certain conditions, is approximately $3,914,000 over and above the December 31, 2004 outstanding advances and the FHLB Idealway account line of credit. For the six months ended December 31, 2004, we had pledged government agency and mortgage-backed securities of $18,844,101 as collateral for FHLB advances. We plan to continue to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and additional purchases of brokered certificates of deposit. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Average advances from the FHLB were $78,202,484 for the six months ended December 31, 2004, a decrease of $5,434,161, or 7%, compared to $83,636,645 average for the same period last year.

In December 2003, the Company created NBN Capital Trust II and NBN Capital Trust III for the issuance of junior subordinated notes totaling $6,000,000. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The interest rate was 4.78% for the quarter ended December 31, 2004. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. The Company has a call option, which can be first exercised on March 30, 2009. These funds were used to fund the growth in earning assets.

The Company exercised its option to redeem the securities issued by NBN Capital Trust on December 31, 2004. This call retired the junior subordinated debentures of $7,394,849 originally issued on November 23, 1999 with an interest rate of 9.60%. This resulted in recognizing a loss of $392,294 ($269,789 after income taxes), from expensing the unamortized deferred costs related to this issue. This redemption was financed, in part, from the issuance of a new junior subordinated debt offering through NBN Capital Trust IV.

NBN Capital Trust IV was created in December 2004 and sold $10,000,000 in trust preferred securities in a private placement offering. NBN Capital Trust IV then purchase from the Company junior subordinated notes totaling $10,000,000 with a fixed rate of 5.88% for the first five year. After five years, the interest rate becomes variable based on three month LIBOR. The Company has the option to redeem the trust preferred securities on or after February 23, 2010. See Note 2 for more information on NBN Capital Trust IV and the related junior subordinated debt.

In addition to the traditional retail products, the Bank has the ability to access funds from a line of credit of $15 million established through the Borrower-In-Custody program with the Federal Reserve Discount Window, maturing securities and loans, the sale of securities and loans, repurchase agreements, and brokered deposits which the Bank has unsued capacity of approximately $59 million under its policy limitation of 25% of total assets. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

The 2004 Stock Repurchase Plan replaced a temporary stock repurchase plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan was extended by the Company's Board vote on December 17, 2004 until December 31, 2005. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. Northeast Bancorp may discontinue the repurchase program at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. For the six months ended December 31, 2004, the Company repurchased 30,000 shares. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 151,200 shares. As of December 31, 2004, the Company had repurchased $4,248,294 of its common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total equity of the Company was $38,309,770 as of December 31, 2004 as compared to $36,453,020 at June 30, 2004. The increase of $1,856,750, or 5%, was primarily due to the net income for the six months ended December 31, 2004 and an increase in value in comprehensive income, less stock repurchases and dividends paid. Book value per common share was $15.24 as of December 31, 2004 as compared to $14.43 at June 30, 2004. The total average equity to total average assets ratio of the Company was 6.86% as of December 31, 2004 and 7.51% at June 30, 2004.

The Company's net cash provided by operating activities was $2,923,206 during the six months ended December 31, 2004, which was a $2,599,267 decrease compared to the same period in 2003. This decrease was due primarily from the lower volume of residential real estate loans held for sale. Investing activities were a net use of cash primarily due to originating loans held in portfolio and the insurance agency acquisition during the six months ended December 31, 2004, compared to the same period in 2003. Financing activities provided net cash from the increases in deposits, repurchase agreements, FHLB advances net of repayments, and the net increase in junior subordinated notes compared to the same period in 2003. Overall, the Company's position of cash and cash equivalents decreased by $3,377,898 during the six months ended December 31, 2004.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 core capital equal to 4.0% of adjusted total assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2004, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2004, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of December 31, 2004:
Tier 1 capital to risk weighted assets	$44,407	10.24%	$17,351	4.00%	$26,027	6.00%
Tier 1 capital to total average assets	$44,407	7.97%	$22,274	4.00%	$27,843	5.00%
Total Capital to risk weighted assets	$49,325	11.37%	$34,702	8.00%	$43,379	10.00%

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at December 31, 2004, follows:
Contract Amount
	December 31, 2004	December 31, 2003
Commitments to extend credit (1)(3)	$ 20,560,000	$ 17,184,000
Commitments related to loans held for sale (2)	$ 2,132,000	$ 1,253,000
Unused lines of credit (3)(4)	$ 49,039,000	$ 40,898,000
Standby letters of credit (5)	$ 3,067,000	$ 3,338,000

(1)	Represents commitment outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expire in twelve months.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first six months of our 2005 fiscal year that has materially effected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(c)

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Oct 1 - Oct 31	20,000	$19.00	20,000	151,200
Nov 1 - Nov 30	-	-	-	-
Dec 1 - Dec 31	-	-	-	-
(1)	Based on trade date, not settlement date.
(2)	Represents share purchased in open-market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
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
Item 4.

Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/10/2004 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 10, 2004, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

Votes For	Votes Withheld/Withheld
John B. Bouchard	2,282,025	6,527
James P. Day	2,281,825	6,727
James D. Delamater	2,281,136	7,416
Ronald J. Goguen	2,280,825	7,727
Judith W. Kelly	2,281,825	6,727
Philip Jackson	2,282,325	6,227
Pender J. Lazenby	2,282,736	5,816
John Rosmarin	2,282,325	6,227
John Schiavi	2,282,425	6,127
Stephen W. Wight	2,278,967	9,585
Dennis A. Wilson	2,281,792	6,760

Item 5.	Other Information None.
Item 6.	Exhibits
List of Exhibits:
Exhibits No.	Description

1.1	Placement Agreement
4.1	Indenture
4.2	Guarantee
4.3	Amended and Restated Declaration of Trust
10.1	Subscription Agreement
10.2	Debenture Subscription Agreement
10.3	Common Securities Subscription Agreement
11	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 08, 2005		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
1.1	Placement Agreement
4.1	Indenture
4.2	Guarantee
4.3	Amended and Restated Declaration of Trust
10.1	Subscription Agreement
10.2	Debenture Subscription Agreement
10.3	Common Securities Subscription Agreement
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).