Form 10-Q
period 2005-03-31
NORTHEAST BANCORP /ME/
filed 2005-05-11
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	March 31, 2005

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
158 Court Street, Auburn, Maine ___________________________________	04210 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 09, 2005, the registrant had outstanding 2,518,332 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2005 and June 30, 2004
Consolidated Statements of Income Three Months ended March 31, 2005 and 2004
Consolidated Statements of Income Nine Months ended March 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity Nine Months Ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows Nine Months ended March 31, 2005 and 2004
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2005	June 30, 2004
Assets
Cash and due from banks	$ 11,595,383	$ 13,955,361
Interest bearing deposits	1,213,902	692,424
Total cash and cash equivalents	12,809,285	14,647,785

Available for sale securities, at market value	76,340,571	67,471,144
Loans held for sale	222,831	545,722

Loans receivable	459,741,168	432,594,348
Less allowance for loan losses	4,937,000	4,577,000
Net loans	454,804,168	428,017,348

Premises and equipment, net	4,305,719	4,353,208
Aquired assets - net	118,260	38,583
Accrued interest receivable - loans	1,934,828	1,725,894
Accrued interest receivable - investments	468,182	467,275
FHLB and FRB stock, at cost	7,050,000	6,644,500
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,094,705 at 03/31/05
and $1,875,835 at 6/30/04	2,191,523	328,893
Bank owned life insurance (BOLI)	7,961,984	7,759,944
Other assets	6,397,705	6,345,707
Total assets	$ 575,012,953	$ 538,753,900
	========	========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 37,012,225	$ 37,799,644
NOW	60,764,971	64,317,533
Money market	16,766,409	17,553,102
Regular savings	29,738,434	28,804,916
Brokered time deposits	88,567,446	96,713,190
Certificates of deposit	168,474,909	132,631,344
Total deposits	401,324,394	377,819,729

FHLB advances	86,686,755	82,977,634
Other borrowings	353,404	-
Securities sold under repurchase agreements	28,850,151	24,884,869
Junior subordinated debentures issued to affiliated trusts	16,496,000	13,580,849
Other liabilities	2,765,122	3,037,799
Total liabilities	536,475,826	502,300,880

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,522,832 and
2,525,416 shares outstanding at March 31, 2005 and June 30, 2004, respectively	2,522,832	2,525,416
Additional paid in capital	6,610,997	6,943,894
Retained earnings	30,534,766	28,380,678
Accumulated other comprehensive (loss)	(1,131,468)	(1,396,968)
Total stockholders' equity	38,537,127	36,453,020

Total liabilities and stockholders' equity	$ 575,012,953	$ 538,753,900
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest and dividend income:
Interest on loans	$ 7,428,522	$ 6,338,030
Interest on FHLB overnight deposits	20,060	3,115
Interest on fed funds sold	4,719	-
Interest and dividends on available for sale securities	607,857	618,553
Dividends on FHLB and FRB stock	71,617	35,519
Other interest income	3,397	945
Total interest and dividend income	8,136,172	6,996,162

Interest expense:
Deposits	2,175,502	1,631,390
Repurchase agreements	112,369	65,859
FHLB advances	967,432	998,696
Other borrowings	2,865	-
Junior subordinated debentures	249,286	261,918
Total interest expense	3,507,454	2,957,863

Net interest income before provision for loan losses	4,628,718	4,038,299

Provision for loan losses	400,554	240,256
Net interest income after provision for loan losses	4,228,164	3,798,043

Noninterest income:
Fees and service charges on loans	176,975	129,047
Fees for other services to customers	267,063	237,261
Net securities gains	40,771	69,055
Gain (loss) on trading activities	138	(2,629)
Gain on sales of loans	57,887	96,364
Investment commissions	318,914	445,314
Insurance commissions	544,702	133,333
BOLI income	84,013	97,677
Other income	120,111	98,960
Total noninterest income	1,610,574	1,304,382

Noninterest expense:
Salaries and employee benefits	2,486,952	2,161,459
Occupancy expense	371,818	319,369
Equipment expense	292,612	192,930
Intangible assets amortization	97,736	66,468
Other	954,630	842,727
Total noninterest expense	4,203,748	3,582,953

Income before income taxes	1,634,990	1,519,472
Income tax expense	520,625	499,124

Net income	$ 1,114,365	$ 1,020,348
	========	========

Earnings per common share:
Basic	$ 0.44	$ 0.40
Diluted	$ 0.44	$ 0.40

Net interest margin	3.49%	3.43%
Net interest spread	3.13%	3.12%
Return on average assets (annualized)	0.80%	0.82%
Return on average equity (annualized)	11.57%	11.02%
Efficiency ratio	67%	67%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Interest and dividend income:
Interest on loans	$ 21,458,879	$ 18,831,164
Interest on FHLB overnight deposits	40,306	12,969
Interest on fed funds sold	4,719	-
Interest and dividends on available for sale securities	1,957,962	1,519,722
Dividends on FHLB and FRB stock	188,290	132,656
Other interest income	6,192	2,873
Total interest and dividend income	23,656,348	20,499,384

Interest expense:
Deposits	6,251,473	4,807,243
Repurchase agreements	293,071	211,413
FHLB advances	2,843,365	3,287,724
Other borrowings	13,308	-
Junior subordinated debentures	831,492	625,683
Total interest expense	10,232,709	8,932,063

Net interest income before provision for loan losses	13,423,639	11,567,321

Provision for loan losses	1,000,675	721,058
Net interest income after provision for loan losses	12,422,964	10,846,263

Noninterest income:
Fees and service charges on loans	390,439	444,084
Fees for other services to customers	759,241	724,295
Net securities gains	79,862	187,406
(Loss) gain on trading activities	(21)	8,875
Gain on sales of loans	168,427	628,950
Investment commissions	1,153,675	1,223,340
Insurance commissions	1,017,980	295,758
BOLI income	244,106	286,638
Other income	388,655	250,191
Total noninterest income	4,202,364	4,049,537

Noninterest expense:
Salaries and employee benefits	7,151,413	6,224,788
Occupancy expense	1,027,272	921,194
Equipment expense	834,711	704,867
Intangible assets amortization	218,870	199,404
Other	3,259,652	2,666,015
Total noninterest expense	12,491,918	10,716,268

Income before income taxes	4,133,410	4,179,532
Income tax expense	1,298,047	1,352,785

Net income	$ 2,835,363	$ 2,826,747
	========	========

Earnings per common share:
Basic	$ 1.13	$ 1.11
Diluted	$ 1.11	$ 1.08

Net interest margin	3.38%	3.38%
Net interest spread	3.12%	3.10%
Return on average assets (annualized)	0.68%	0.78%
Return on average equity (annualized)	9.85%	10.21%
Efficiency ratio	71%	69%

						Page 6
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2003	$2,786,095	$10,381,692	$25,756,832	$ 91,169	$(2,516,340)	$36,499,448
Net income for nine months ended 3/31/04	-	-	2,826,747	-	-	2,826,747
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment	-	-	-	(104,211)	-	(104,211)
Total comprehensive income	-	-	-	-	-	2,722,536

Dividends on common stock at $0.26 per share	-	-	(690,024)	-	-	(690,024)
Reclassification of treasury stock	(209,268)	(2,307,072)			2,516,340	-
Purchase of 69,486 shares of Company stock	(69,486)	(1,102,719)	-	-		(1,172,205)
Common stock issued in connection with
employee benefit and stock option plan	25,875	241,472	-	-	-	267,347
Balance at March 31, 2004	2,533,216	7,213,373	27,893,555	(13,042)	-	37,627,102
	======	======	=======	=======	=======	======
Balance at June 30, 2004	$2,525,416	$6,943,894	$28,380,678	$ (1,396,968)	$ -	$36,453,020
Net income for nine months ended 3/31/05	-	-	2,835,363	-	-	2,835,363
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment	-	-	-	265,500	-	265,500
Total comprehensive income	-	-	-	-	-	3,100,863

Dividends on common stock at $0.27 per share	-	-	(681,275)	-	-	(681,275)
Purchase of 30,000 shares of Company stock	(30,000)	(540,000)	-	-	-	(570,000)
Common stock issued in connection with
employee benefit and stock option plan	27,416	207,103	-	-	-	234,519
Balance at March 31, 2005	$2,522,832	$6,610,997	$30,534,766	$ (1,131,468)	$ -	$38,537,127
	======	======	=======	=======	======	=======

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash provided by operating activities:	$ 3,713,359	$ 5,936,483

Cash flows from investing activities:
Federal Reserve stock purchased	(405,500)	-
Available for sale securities purchased	(22,040,838)	(36,955,322)
Available for sale securities matured	12,526,526	8,350,301
Available for sale securities sold	968,300	8,828,593
Net change in loans	(27,792,953)	(27,394,741)
Net capital expenditures	(850,627)	(827,301)
Proceeds from sale of premises and equipment	481,794	-
Proceeds from sale of acquired assets	368,980	306,492
Real estate held for investment sold	8,465	-
Purchase of retirement annuity	(900,000)	-
Acquisition of business	(993,469)	-
Net cash used in investing activities	(38,629,322)	(47,691,978)

Cash flows from financing activities:
Net change in deposits	23,504,665	33,828,452
Net change in repurchase agreements	3,965,282	14,919,390
Dividends paid	(681,275)	(690,024)
Proceeds from stock issuance	234,519	267,347
Company stock repurchased	(570,000)	(1,172,205)
Advances from the Federal Home Loan Bank	45,500,000	16,500,000
Repayment of advances from the Federal Home Loan Bank	(38,356,879)	(20,940,493)
Net repayments on Federal Home Loan Bank overnight advances	(3,434,000)	(3,045,000)
Debt issuance cost paid	-	(120,000)
Proceeds from issuance of junior subordinated debentures	10,310,000	6,000,000
Repayment of junior subordinated debentures	(7,394,849)	-
Net cash provided by financing activities	33,077,463	45,547,467

Net (decrease) increase in cash and cash equivalents	(1,838,500)	3,791,972

Cash and cash equivalents, beginning of period	14,647,785	18,807,919
Cash and cash equivalents, end of period	$ 12,809,285	$ 22,599,891
	========	========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	265,500	(104,211)
Net transfer from loans to acquired assets	468,657	341,595
Assumption of debt from Solon-Anson Insurance Agency acquisition	683,104	-
Deferred tax liability related to Solon-Anson acquisition	450,877	-

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,411,222	1,243,868
Interest paid	9,742,076	8,670,838

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K. Certain June 30, 2004 amounts have been reclassified to be consistent with the March 31, 2005 financial statements.

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

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 5.89% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the state liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $989,451.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2005	June 30, 2004
Residential real estate	$ 148,430,894	$ 138,031,157
Commercial real estate	125,744,564	122,431,149
Construction	11,752,282	8,367,388
Commercial	74,897,411	69,738,330
Consumer & Other	96,501,143	91,433,974
Total	457,326,294	430,001,998
Net Deferred Costs	2,414,874	2,592,350
Net Loans	$ 459,741,168 =========	$ 432,594,348 =========

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2005	2004
Balance at beginning of period	$ 4,577,000	$ 4,016,000
Add provision charged to operations	1,000,675	721,058
Recoveries on loans previously charged off	111,106	244,552
	5,688,781	4,981,610
Less loans charged off	751,781	623,610
Balance at end of period	$ 4,937,000 =========	$ 4,358,000 =========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	March 31, 2005		June 30, 2004
	Cost	Market Value	Cost	Market Value

Government sponsored enterprises-FHLMC, FNMA & FHLB	$ 26,270,438	$ 25,550,345	$ 25,687,976	$ 24,745,788
Corporate bonds	500,000	487,505	--	--
Mortgage-backed securities	49,512,312	48,575,682	41,761,820	40,587,389
Equity securities	1,772,166	1,727,039	2,137,967	2,137,967
	$ 78,054,916 ========	$ 76,340,571 ========	$ 69,587,763 ========	$ 67,471,144 ========
	March 31, 2005		June 30, 2004
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 22,391,963	$ 21,785,290	$ 15,740,931	$ 15,172,561
Due after five years through ten years	2,988,242	2,942,040	8,557,705	8,305,210
Due after ten years	1,390,233	1,310,520	1,389,340	1,268,017
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing November 2007 to September 2032)	49,512,312	48,575,682	41,761,820	40,587,389
Equity securities	1,772,166	1,727,039	2,137,967	2,137,967
	$ 78,054,916 ========	$ 76,340,571 ========	$ 69,587,763 ========	$ 67,471,144 ========

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$ 47,790,530	2.08% - 6.79%	2006
14,000,000	2.22% - 5.55%	2007
17,896,225	2.68% - 5.68%	2008
4,000,000	4.50% - 4.81%	2011
3,000,000	4.99%	2012
$ 86,686,755 ===========

June 30, 2004
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 21,493,278	1.44% - 6.65%	2005
31,500,000	2.08% - 6.79%	2006
7,000,000	2.22% - 2.71%	2007
15,984,356	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 82,977,634 ===========

7.  Stock Option Plans

Northeast Bancorp grants "incentive stock options" only to employees of the Company, and grants "nonqualified stock options" to employees and non-employee directors. All options granted under these plans are required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Under Accounting Principle Board Opinion No. 25, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Generally options issued under the plan vest immediately upon being granted.

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted for the previous fiscal year. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three and nine months ended March 31, 2005 and 2004 would have been the amounts shown below. The Financial Accounting Standards Board has issued a revision of SFAS 123, effective after July 1, 2005, that requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements.
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Net Income as reported	$ 1,114,365	$ 1,020,348	$ 2,835,363	$ 2,826,747
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,509	--	1,509	--
Pro forma net income	$ 1,112,856 =======	$ 1,020,348 =======	$ 2,833,854 =======	$ 2,826,747 =======

Earnings per share
Basic - as reported	$ 0.44	$ 0.40	$ 1.13	$ 1.11
Basic - pro forma	$ 0.44	$ 0.40	$ 1.13	$ 1.11

Diluted - as reported	$ 0.44	$ 0.40	$ 1.11	$ 1.08
Diluted - pro forma	$ 0.44	$ 0.40	$ 1.11	$ 1.08

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

Solon-Anson merged with NFS, with NFS being the surviving company, effective April 1, 2005. This had no impact on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2005 and 2004 and the financial condition at March 31, 2005 and June 30, 2004. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2004 for discussion of the critical accounting policies of the Company.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, the availability of and the costs associated with sources of liquidity and properly managing and operating our insurance agency. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2004. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. After completing our charter conversion on August 30, 2004, the Federal Reserve Bank of Boston became the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. The Company's wholly-owned subsidiary is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision. In connection with its charter conversion, the name of our bank subsidiary was changed to Northeast Bank. We conduct business from our headquarters in Auburn, Maine and, as of March 31, 2005, we had 12 banking offices and six insurance offices all located in Western and South-Central Maine. At March 31, 2005, we had consolidated assets of $575.0 million and consolidated stockholders' equity of $38.5 million.

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

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. See Note 8 to our consolidated financial statement included herein for more information on this transaction. This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. All of our insurance offices offer personal and commercial property and casualty insurance products. Effective April 1, 2005, Solon-Anson Insurance Agency was merged with and now operates as NFS. NFS also has an insurance agency in our Bethel, Maine branch.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by agencies of the United States Government and government sponsored enterprises. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income. The Bank emphasizes the growth of non-interest sources of income from trust management, financial planning, and investment and insurance brokerage to reduce its dependency on net interest income.

Our goal is to continue modest but profitable growth by increasing our loan and deposit market share in our existing markets in Western and South-Central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increase non-interest income from expanded trust services, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As a continuation of our growth plans, the Bank also plans to open a new retail banking branch in Windham, Maine in 2005; one of the most rapidly growing communities in Southern Maine. Also, in an effort to more efficiently manage the Bank's operations, the Bank will consolidate its operations into a new headquarters building in Lewiston Maine in August 2005.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2005 and 2004

General

The Company reported consolidated net income of $1,114,365, or $0.44 per diluted share for the three months ended March 31, 2005 compared with $1,020,348, or $0.40 per diluted share for the three months ended March 31, 2004, an increase of $94,017, or 9%. Net interest income increased $590,419, or 15%, primarily from 11% higher average earning assets. Non-interest income increased $306,192, or 23%, primarily from increased insurance commissions and fees and service charges on loans. The provision for loan losses increased $160,298, or 67%, compared to the three months ended March 31, 2004, due to the increase in charge-offs and the increased volume of commercial and consumer indirect loans, both which carry a higher credit risk. Non-interest expense increased $620,795, or 17%, primarily from higher salary and benefit expenses and other operating expenses. Full-time equivalent staff increased by 12 to 193 as of the quarter ended March 31, 2005 compared to the same period last year, primarily from the Solon Anson Insurance Agency acquisition ("Solon Anson").

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 11.57% and 0.80%, respectively, for the quarter ended March 31, 2005 as compared to 11.02% and 0.82%, respectively, for the quarter ended March 31, 2004. The increase in the return on average equity was due to higher net income for the current quarter. The return on average assets decreased due to higher average assets compared to the quarter ended March 31, 2004.

Net income for the nine months ended March 31, 2005 was $2,835,363, or $1.11 per diluted share, as compared to $2,826,747, or $1.08 per diluted share, for the same period one year ago. The results for the nine months ended March 31, 2005 was impacted by increased net interest income from higher average earning assets, increased non-interest income due to increased insurance commissions, and increased non-interest expense from the impact of staff additions from Solon Anson.

ROE and ROA were 9.85% and 0.68%, respectively, for the nine months ended March 31, 2005 and 10.21% and 0.78% for the nine months ended March 31, 2004. The decline in ROE was primarily due to an increase in average equity in fiscal 2005. The decline in ROA was due to an increase in average assets in fiscal 2005.

Net Interest Income

Net interest income for the three months ended March 31, 2005 increased $590,419, or 15%, compared to the same period in 2004. The increase in net interest income was due to higher average earning assets, increasing $64,982,455, or 14%, for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in earning assets was primarily due to an increase in loan volume of $58,918,873, or 15%, and the purchase of government sponsored enterprises, and mortgage-backed securities which increased average investments $3,086,806, or 5%. Average loans as a percentage of average earning assets was 85% and 84%, respectively, for quarters ended March 31, 2005 and 2004. Net interest margin was 3.49% and 3.43% for the period ended March 31, 2005 and 2004, respectively. Net interest spread for the three months ended March 31, 2005 was 3.13%, an increase of 1 basis point from 3.12% for the same period a year ago. Comparing the three months ended March 31, 2005 and 2004, the yields on earning assets increased 13 basis points compared to a 12 basis point increase in the cost of interest-bearing liabilities. The increases in yield on earning assets and the cost of interest-bearing liabilities reflect the general rising interest rate environment. The greater increase in the yield on earning assets over the cost of interest-bearing liabilities was due to the repricing of variable, prime rate based loans.

The changes in net interest income are presented in the schedule below, which compares the three months ended March 31, 2005 and 2004.

	Difference Due to
	Volume	Rate	Total
Investments	$ 29,078	$ (3,676)	$ 25,402
Loans, net	951,691	138,801	1,090,492
FHLB & Other Deposits	6,270 _____________	17,846 _____________	24,116 _____________
Total Interest-earnings Assets	987,039	152,971	1,140,010

Deposits	324,066	220,046	544,112
Repurchase Agreements	26,476	20,034	46,510
Borrowings	93,984 _____________	(135,015) _____________	(41,031) _____________
Total Interest-bearing Liabilities	444,526 _____________	105,065 _____________	549,591 _____________
Net Interest Income	$ 542,513 ==========	$ 47,906 ==========	$ 590,419 ==========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated debt and FHLB borrowings.

Net interest income for the nine months ended March 31, 2005 increased $1,856,318, or 16%, compared to the same period in 2004. The increase in net interest income was due to higher average earning assets, increasing $74,080,795, or 16%, for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. The increase in earning assets was primarily due to an increase in loans of $60,635,231, or 16%, and the purchase of government sponsored enterprise and mortgage-backed securities, increasing average investments $12,317,981 or 22%. Average loans, as a percentage of average earning assets was 85% and 86% for the nine months ended March 31, 2005 and 2004, respectively. Net interest margin was 3.38% for the periods ended March 31, 2005 and 2004. Net interest spread for the nine months ended March 31, 2005 was 3.12%, an increase of 2 basis point from 3.10% for the same period a year ago, primarily from a 6 basis point decrease in the cost of interest-bearing liabilities compared to a 4 basis points decrease in the yield on earning assets.

The changes in net interest income are presented in the schedule below, which compares the nine months ended March 31, 2005 and 2004.

	Difference Due to
	Volume	Rate	Total
Investments	$ 366,346	$ 127,528	$ 493,874
Loans, net	2,888,819	(261,104)	2,627,715
FHLB & Other Deposits	4,783 _____________	30,592 _____________	35,375 _____________
Total Interest-earnings Assets	3,259,948	(102,984)	3,156,964

Deposits	1,285,929	158,301	1,444,230
Repurchase Agreements	48,939	32,719	81,658
Borrowings	133,156 _____________	(358,398) _____________	(225,242) _____________
Total Interest-bearing Liabilities	1,468,024 _____________	(167,378) _____________	1,300,646 _____________
Net Interest Income	$ 1,791,924 ==========	$ 64,394 ==========	$ 1,856,318 ==========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated debt and FHLB borrowings.

 The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk. This is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank is generally expected to experience an improvement in its net interest margins during a period of increasing interest rates. In fact, a slight improvement has been experienced for the three and nine month periods ended March 31, 2005.

As of March 31, 2005 and 2004, 51% and 49%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin increase, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2005 was $400,554, an increase of $160,298, or 67%, from $240,256 for the three months ended March 31, 2004. For the nine months ended March 31, 2005 and 2004, we provided $1,000,675 and $721,058 for loan losses, respectively. The higher provision was primarily due to higher net charge-offs, $381,554 for the three months ended March 31, 2005 compared to $220,256 for the same period in 2004, and $640,675 for the nine months ended March 31, 2005 compared to $379,058 for the nine months ended March 31, 2004, and the increase in the aggregate volume of commercial and consumer loans. The net charge-offs for the three and nine month periods ended March 31, 2005 were attributable to commercial loans and is not believed by management to be a trend. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.07% at March 31, 2005 compared to 1.06% at June 30, 2004.

Non-interest Income

Total non-interest income was $1,610,574 for the three months ended March 31, 2005, an increase of $306,192, or 23%, from $1,304,382 for the three months ended March 31, 2004. This increase was the combined impact of a $411,369 increase in insurance commissions resulting primarily from the Solon-Anson acquisition, $47,928 increase in fees and service charges on loans, $29,802 increase in other service fees, and $21,151 increase in other non-interest income due to increased trust fee revenue. These increases were partially offset by a $25,517 decrease in net securities and trading gains from lower security sales volume, $38,477 lower gains on sale of residential real estate loans from lower loan sales volume, $126,400 decrease in lower investment brokerage commission revenue, and $13,664 decrease in the cash surrender value of bank owned life insurance (BOLI) from lower interest crediting rates. We expect gains on the sales of residential real estate loans to decrease for fiscal 2005 because origination volume will be approximately 40% lower than fiscal 2004, a result of the rising interest rate environment.

Total non-interest income was $4,202,364 for the nine months ended March 31, 2005, an increase of $152,827, or 4%, from $4,049,537 for the nine months ended March 31, 2004. This increase was the net impact of a $722,222 increase in insurance commissions, $23,878 increase in fees and service charges on loans from prepayment penalties, $34,946 increase in fees for other services to customers from debit card usage fees, and $138,464 increase in other non-interest income due primarily from the net gain realized on the disposal of premises and equipment (including the sale of the former Richmond branch building) of $59,179 and trust fees that increased $47,864. These increases were partially offset by decreases of $116,440 in net securities and trading gains, $460,523 in gain on sales of residential real loans due to lower sales volume, $77,523 in loan servicing fees from write-downs on mortgage servicing rights, $69,665 in investment commission from lower sales volume, and $42,532 in lower BOLI cash surrender value due to lower interest crediting rates.

Non-interest Expense

Total non-interest expense for the three months ended March 31, 2005 was $4,203,748 an increase of $620,795, or 17%, from $3,582,953 for the three months ended March 31, 2004. This increase was primarily due to increased salaries and employee benefits of $325,493 from an additional 12 full-time equivalent employees, primarily employees from Solon-Anson. Net occupancy expense increased from the lease expense for the headquarters building, the site for the new Windham branch, and the lease expense from four Solon-Anson offices. Solon Anson also accounted for the increase in equipment expense and intangible asset amortization. Other expense variance of $111,903, or 13%, primarily includes $42,806 higher professional fees from increased fees for external and internal audit services and other professional fees, $11,266 for third party item processing services, $20,434 for increased loan expenses from higher collection expense, $22,644 higher deposit fees due to miscellaneous losses and ATM transaction fees, and higher dues and assessments from regulatory assessments paid.

Total non-interest expense for the nine months ended March 31, 2005 was $12,491,918 an increase of $1,775,650 or 17%, from $10,716,268 for the nine months ended March 31, 2004. This increase was primarily due to increased salaries and employee benefits of $926,625 from an additional 12 full-time equivalent employees, primarily from Solon Anson. Intangible asset amortization increased $19,466 due to a customer list intangible asset created from the acquisition of Solon-Anson Insurance Agency. Included in the increase in other expense of $593,637 was a loss of $392,249 on the early redemption of trust preferred securities recorded in December 2004; increased professional fees for legal services, external and internal audit, and other professional fees totaling $79,999; increased business insurance premiums of $20,696; increased outsourced processing services for item processing, trust, and internet banking of $41,641; increased dues and assessments of $38,531; and other than temporary write-downs on equity and non-marketable securities of $11,841.

 For the three months ended March 31, 2005 and 2004, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to 2004. For the nine months ended March 31, 2005, the decrease in income tax expense reflects the decrease in income before income taxes compared to 2004.

Our efficiency ratio was 67% for the three months ended March 31, 2005 and 2004, and 71% and 69% for the nine months ended March 31, 2005 and 2004, respectively.

Financial Condition

Our consolidated assets were $575,012,953 and $538,753,900 as of March 31, 2005 and June 30, 2004, respectively, an increase of $36,259,053, or 7%. For the nine months ended March 31, 2005, total average assets were $558,854,202, an increase of $76,555,977, or 16%, from $482,298,225 for the same period last year. This asset increase was primarily attributable to an increase in loans resulting from opportunities in our market areas to meet the needs of under-served residential real estate and commercial real estate customers and automobile dealers, and purchases of investment securities with net excess funding. The increases in assets were funded with deposits, securities sold under repurchase agreements, increases in FHLB advances, and junior subordinated debentures.

Total stockholders' equity was $38,537,127 and $36,453,020 at March 31, 2005 and June 30, 2004, respectively, an increase of $2,084,107, or 6%, due to net income for the nine months ended March 31, 2005, increase in accumulated other comprehensive income, and stock issued in connection with employee stock options partially offset by stock repurchases and dividends. The book value per outstanding share was $15.28 at March 31, 2005 and $14.43 at June 30, 2004.

Investment Activities

The investment portfolio was $76,340,571 as of March 31, 2005, an increase of $8,869,427 from $67,471,144 as of June 30, 2004. The investment portfolio as of March 31, 2005 consisted of debt securities issued by government sponsored enterprises, and corporations, mortgage-backed securities, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $67,391,666 for the nine months ended March 31, 2005 as compared to $55,073,685 for the nine months ended March 31, 2004, an increase of $12,317,981 or 22%. This increase was due primarily to purchasing government sponsored enterprise and mortgage-backed securities to increase eligible collateral pledged to the Federal Home Loan Bank of Boston.

Our entire investment portfolio is classified as available for sale at March 31, 2005 and June 30, 2004, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of shareholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2005 was $78,054,916 and $76,340,571, respectively. The difference between the carrying value and the cost of the securities of $1,714,345 was primarily attributable to the market value of,government sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $45,127 and the net unrealized losses government sponsored enterprises, corporate debt, and mortgage-backed securities were $1,669,218 at March 31, 2005. The government sponsored enterprises, corporate debt, and mortgage-backed securities have decreased in market value due to the recent increases in the interest rates as compared to June 30, 2004. Substantially all of the government sponsored enterprises, corporate debt, and mortgage-backed securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there has been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, government sponsored enterprises, corporate debt, and mortgage-backed securities until a recovery of market value.

Loan Portfolio

Total loans of $459,741,168 as of March 31, 2005 increased $27,146,820 or 6%, from $432,594,348 as of June 30, 2004. Compared to June 30, 2004, all loan categories increased. For the nine months ended March 31, 2005, commercial real estate and commercial loans increased $3,313,415, or 3%, and $5,159,081, or 7%, respectively. Consumer loans increased $5,067,169, or 6%, due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, increased by $10,399,737, or 8% compared to June 30, 2004. This increase was due to a shift to originating more adjustable rate residential real estate loans, which are held in portfolio. Construction loans increased $3,384,894 or 40%. Net deferred loan origination fees decreased $177,476. The total loan portfolio averaged $450,482,588 for the nine months ended March 31, 2005, an increase of $61,694,734, or 16%, from the nine months ended March 31, 2004.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of March 31, 2005 has changed with increases in residential real estate, commercial loans, and consumer loans when compared to June 30, 2004. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 33%, 32% and 32% as of March 31, 2005, June 30, 2004, and March 31, 2004, respectively. The variable rate product as a percentage of total residential real estate loans was 42%, 37% and 36% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market, and hold 15-year fixed rate residential real estate loans in portfolio. Average residential real estate mortgages of $145,670,685 for the nine months ended March 31, 2005 increased $19,064,933, or 15%, from the nine months ended March 31, 2004. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rates. Also, the volume of residential real estate loan originations has decreased to $17.1 million for the nine months ended March 31, 2005 compared to $42.8 million for the same period one year ago. This origination volume is expected to decrease as interest rates increase. Purchased loans included in this portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy.

Commercial real estate loans as a percentage of total loans were 27%, 30%, and 29% as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96%, 93% and 94% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $125,912,699 for the nine months ended March 31, 2005 increased $18,802,215, or 18%, from the same period in 2004. The increase in commercial real estate loans reflects the sales efforts of additional commercial lending staff in the Bank's existing business markets.

Construction loans as a percentage of total loans were 3%, 2%, 2% as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 56%, 73%, and 52% for the same periods respectively. Average construction loans were $10,463,186 and $7,380,565 for the nine months ended March 31, 2005 and 2004, respectively, an increase of $3,082,621 or 42%.

Commercial loans as a percentage of total loans were 16%, 15%, and 16% as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively. The variable rate products as a percentage of total commercial loans were 61%, 57%, and 61% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $70,506,167 for the nine months ended March 31, 2005 increased $5,766,887, or 9%, from $64,739,280 for the same period in 2004.

Consumer and other loans as a percentage of total loans were 21%, 21%, and 21% for the periods ended March 31, 2005, June 30, 2004, and March 31, 2004, respectively. At March 31, 2005, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 34%, 26%, and 35% of total consumer loans, respectively, compared to 32%, 22%, and 40% of total consumer loans at June 30, 2004. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $95,397,144 and $80,423,693 for the nine months ended March 31, 2005 and 2004, respectively. The $14,973,451, or 19%, increase was due primarily to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2005		June 30, 2004
Indirect Auto	$ 32,568,694	34%	$ 29,139,156	32%
Indirect RV	25,262,206	26%	20,528,706	22%
Indirect Mobile Home	34,041,099	35%	36,136,351	40%
Subtotal Indirect	91,871,999	95%	85,804,213	94%
Other	4,629,144	5%	5,629,761	6%
Total	$ 96,501,143 =========	100% ====	$ 91,433,974 =========	100% ====

Classification of Assets

The Bank had non-performing loans totaling $1,934,000 and $1,677,000 at March 31, 2005 and June 30, 2004, respectively, or 0.42% and 0.39% of total loans, respectively. The Bank's allowance for loan losses was equal to 255% and 273% of the total non-performing loans at March 31, 2005 and June 30, 2004, respectively. The following table represents the Bank's non-performing loans as of March 31, 2005 and June 30, 2004, respectively:

Description	March 31, 2005	June 30,2004
Residential Real Estate	$ 545,000	$ 214,000
Commercial Real Estate	856,000	920,000
Commercial Loans	377,000	442,000
Consumer and Other	156,000	101,000
Total non-performing	$ 1,934,000 =======	$ 1,677,000 =======

Allowance for Loan Losses

Management does not believe that the increase in non-performing residential real estate and consumer and other loans as of March 31, 2005 was indicative of a trend. At March 31, 2005, the Bank had $700,500 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans increased by $300,500 when compared to the $400,000 at June 30, 2004. The Bank's delinquent loans, as a percentage of total loans, decreased at March 31, 2005 compared to June 30, 2004.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

03-31-05	12-31-04	09-30-04	06-30-04
0.68%	0.87%	0.97%	0.95%

At March 31, 2005, loans classified as non-performing included approximately $1,238,000 of loan balances that are current and paying as agreed. The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.42% as of March 31, 2005.

The Bank's allowance for loan losses was $4,937,000 as of March 31, 2005 as compared to $4,577,000 as of June 30, 2004, representing 1.07% and 1.06% of total loans for each of the periods. Management maintains an allowance at a level that they believe is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the nine months ended March 31, 2005, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

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

Other Assets

Bank owned life insurance (BOLI) was purchased on December 31, 2002. BOLI was invested in the general account of two quality insurance companies. Standard and Poor's rated these companies AA+ or better at November 18, 2004. Interest earnings increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offsets a portion of employee benefit costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18% of Company's capital plus the allowance for loan losses at March 31, 2005.

Intangible assets of $2,191,523 as of March 31, 2005 increased $1,862,630 from $328,893 as of June 30, 2004 from the customer list intangible recognized in the Solon-Anson acquisition. See Note 8 of our consolidated financial statements included herein for more information on the acquisition.

Capital Resources and Liquidity

The Bank continues to attract new local core and certificates of deposit relationships. As alternative sources of funds, the Bank utilizes brokered time deposits ("brokered CD's") and FHLB advances when their respective interest rates are less than the interest rates on local market deposits. Brokered CD's carry the same risk as local CD's, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. Brokered CD's are used to supplement the growth in earning assets. FHLB advances are also used to fund short-term liquidity demands.

Total deposits of $401,324,394 as of March 31, 2005 increased $23,504,665, or 6%, from $377,819,729 as of June 30, 2004. Savings accounts and certificates of deposits increased $933,518 and $35,843,565, respectively, during the nine months ended March 31, 2005. Demand deposits accounts, NOW accounts, money market accounts and brokered certificates of deposit decreased $787,419, $3,552,562, $786,693, and $8,145,744, respectively, for the same period. Certificates of deposits increased from successful promotions of an 18 and 24 month certificates of deposit. Management's continuing strategy has certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships. Brokered certificates of deposit decreased as maturing balances were repaid during the nine months ended March 31, 2005.

Total average deposits of $390,978,353 for the nine months ended March 31, 2005 increased $65,631,915, or 20%, compared to the average for the nine months ended March 31, 2004. This increase in total average deposits compared to March 31, 2004 was due to a $4,037,487, or 12% increase in average demand deposits, $2,917,594 or 5% increase in average NOW accounts, $1,686,147 or 11% increase in average money market accounts, and $723,070 or 3% increase in average regular savings accounts. All interest-bearing non-maturing deposit accounts have market interest rates. Generally, the increase in these non-maturing deposits resulted from promotion of NOW accounts combined with advertising campaign of other transaction accounts and employee incentive programs to increase the sale of non-maturing deposit accounts. Increasing non-maturing deposits is a strategic focus in fiscal 2005. These deposits generally have lower interest rates and would result in a decrease in our cost of funds. Average brokered time deposits increased $42,061,912 or 87% to $90,644,192 for the nine months ended March 31, 2005. This increase reflects our use of brokered time deposits as an alternative to FHLB advances to fund the increase in our earning assets. The weighted average maturity for the brokered time deposits was approximately 1.1 years. Average certificates of deposit increased $14,205,705, or 10%, to $150,624,566 for the nine months ending March 31, 2005. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Securities sold under repurchase agreements were $28,850,151 as of March 31, 2005, an increase of $3,965,282, or 16%, from $24,884,869 as of June 30, 2004. This increase reflects additional funds deposited by existing customers. Market interest rates are offered on this product. Average securities sold under repurchase agreements were $30,760,288 for the nine months ended March 31, 2005, an increase of $5,420,450, or 21%, compared to the average for the nine months ended March 31, 2004.

Advances from the Federal Home Loan Bank (FHLB) were $86,686,755 as of March 31, 2005, an increase of $3,709,121, or 4%, from $82,977,634 as of June 30, 2004. For the nine months ended March 31, 2005, we had pledged government agency and mortgage-backed securities of $35,851,163 as collateral for FHLB advances. We plan to continue to purchase additional government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of deposit accounts including retail and brokered certificiates of deposit. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Average advances from the FHLB were $80,351,472 for the nine months ended March 31, 2005, a decrease of $2,440,478, or 3%, compared to $82,791,950 average for the same period last year.

In addition to the traditional retail deposit products, the Bank has the ability to access liquidity through the following as of March 31, 2005:
Brokered time deposit	$ 55,186,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 27,517,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 24,306,000	Unused credit line subject to the pledge of indirect auto loans

The Bank expects to maintain the level of brokered time deposits, using retail deposits and FHLB advances to fund its balance sheet growth for the next twelve months. Brokered time deposits, retail deposits and FHLB advances are used by the Bank uses to manage its overall liquidity.position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease the level of brokered time deposits Brokered time deposit are sourced through four brokers that have nationwide networks for raising funds. Management believes that the Company's available liquidity resources are sufficient to support the Company's needs.

The following table summarizes the outstanding junior subordinated debentures as of March 31, 2005:
Affiliated Trusts	OutstandingBalance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	5.89%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.00%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank.

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

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

 The 2004 Stock Repurchase Plan replaced a temporary stock repurchase plan on January 16, 2004. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. The 2004 Stock Repurchase Plan was extended by the Company's Board vote on December 17, 2004 until December 31, 2005. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. Northeast Bancorp may discontinue the repurchase program at any time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. For the nine months ended March 31, 2005, the Company repurchased 30,000 shares. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 151,200 shares. As of March 31, 2005, the Company had outstanding $4,100,656 of repurchased common stock and management believes that the purchases have not had a significant effect on the Company's liquidity and earnings per share.

Total stockholders' equity of the Company was $38,537,127 as of March 31, 2005 as compared to $36,453,020 at June 30, 2004. The increase of $2,084,107, or 6%, was primarily due to the net income for the nine months ended March 31, 2005 and an increase in other comprehensive income, less stock repurchases and dividends paid. Book value per common share was $15.28 as of March 31, 2005 as compared to $14.43 at June 30, 2004. The total average equity to total average assets ratio of the Company was 6.87% as of March 31, 2005 and 7.51% at June 30, 2004.

The Company's net cash provided by operating activities was $3,713,359 during the nine months ended March 31, 2005, which was a $2,223,124 decrease compared to the same period in 2004. This decrease was due primarily from the lower volume of residential real estate loans held for sale. Investing activities were a net use of cash primarily due to purchasing investment securities, originating loans held in portfolio and the insurance agency acquisition during the nine months ended March 31, 2005, compared to the same period in 2004. Financing activities provided net cash from the increases in deposits, repurchase agreements, FHLB advances net of repayments, and the net increase in junior subordinated notes compared to the same period in 2004. Overall, the Company's cash and cash equivalents decreased by $1,838,500 during the nine months ended March 31, 2005.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2005, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2005, the Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands) As of March 31, 2005:
Tier 1 capital to risk weighted assets	$45,759	10.59%	$17,554	4.00%	$26,331	6.00%
Tier 1 capital to total average assets	$45,759	8.12%	$22,516	4.00%	$28,145	5.00%
Total capital to risk weighted assets	$50,696	11.73%	$35,108	8.00%	$43,886	10.00%

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the Federal Home Loan Bank of Boston and the Fed Discount Window Borrower-in-Custody program. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2005, follows:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 86,686,755	$ 47,790,530	$ 31,896,225	$ -	$ 7,000,000
Junior subordinated debentures	16,496,000	-	-	16,496,000	-
Other borrowings	353,404	222,337	131,067	-	-
Total long-term debt	103,536,159	48,012,867	32,027,292	16,496,000	7,000,000

Operating lease obligations	5,581,852	608,461	1,034,853	681,323	3,257,215
Total contractual obligations	$ 109,118,011 ========	$ 48,621,328 ========	$ 33,062,145 ========	$ 17,177,323 ========	$ 10,257,215 ========

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$ 15,217,000	$ 15,217,000	$ -	$ -	$ -
Commitments related to loans held for sale(2)	2,488,000	2,488,000	-	-	-
Unused lines of credit (3)(4)	50,143,000	25,183,000	3,023,000	1,399,000	20,538,000
Standby letters of credit (5)	2,037,000	2,037,000	-	-	-
	$ 69,885,000 ========	$ 44,925,000 ========	$ 3,023,000 ========	$ 1,399,000 ========	$ 20,538,000 ========

(1)	Represents commitment outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expire in twelve months.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2005.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2005 fiscal year that has materially effected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(c)

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Jan. 1 - Jan. 31	-	-	-	151,200
Feb.1 - Feb. 28	-	-	-	151,200
Mar. 1 - Mar. 31	-	-	-	151,200
(1)	Based on trade date, not settlement date.
(2)	Represents share purchased in open-market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
(3)

On January 30, 2004, the Company announced that its Board of Directors of the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2004, unless extended. The 2004 Stock Repurchase Plan was extended to December 31, 2005.

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
Date: May 10, 2005		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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