Form 10-K
period 2005-06-30
NORTHEAST BANCORP /ME/
filed 2005-09-27
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission file number (1-14588)

NORTHEAST BANCORP
(Exact name of registrant as specified in its charter)
Maine (State or other jurisdiction of incorporation or organization)	01-0425066 (I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine (Address of principal executive offices)	04240 (Zip Code)
Registrant's telephone number, including area code:	(207) 777-6411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant's common shares held by non-affiliates, as of September 19, 2005, was approximately $56,076,519 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,524,832 common shares of the registrant outstanding as of September 19, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2005 Annual Meeting of Shareholders	III

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

PART I

Item 1.  Business

Overview and History

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"). Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has eleven banking branches. The Bank has an insurance division that offers property and casualty insurance products through the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG"). NBIG has eight insurance agency offices, three of which are located in our banking branches. In addition, we also offer investment brokerage services, including financial planning products and services, through our office in Falmouth, Maine. Investment brokerage services is a division of the Bank.

Northeast Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B. ("Bethel"), is a Maine state-chartered bank and a member of the Federal Reserve System. From 1987 to August 2004, Northeast Bank was a federal savings bank and the Company was a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS"). In August 2004 Northeast Bank's charter was converted into a Maine state-chartered universal bank and the Company became a bank holding company under the BHCA. In connection with the conversion of its charter, Northeast Bank applied for and was granted membership in the Federal Reserve System. Accordingly, the Company and Northeast Bank are currently subject to the regulatory oversight of the Federal Reserve Board ("FRB") and the State of Maine Bureau of Financial Institutions.

As of June 30, 2005, the Company, on a consolidated basis, had total assets of approximately $576 million, total deposits of approximately $396 million, and stockholders' equity of approximately $40 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Strategy

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary NBIG, as well as through third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Northeast Bank is now a general commercial bank and expects to continue to provide the same corporate and personal banking and other services that it currently provides to its customers. Neither its philosophy nor its business strategy has changed as a result of its conversion from a savings bank to a commercial bank. Management believes that its strategy to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase non-interest income from expanded trust, investment and insurance brokerage services, and control the growth of non-interest expenses will increase core earnings in the long term by providing stronger interest margins, additional non-interest income, and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area.

Our community banking strategy emphasizes the development of long-term full banking relationships with customers at each branch location by providing consistent, high quality service from:

  employees with local decision-making authority;

  employees who are familiar with the customers' needs, their business environment and competitive demands; and

  employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking and other financial related services to our customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers. In particular, we have increased the size of our insurance division through acquisition in order to provide a broader array of insurance products to our customers and we have continued to maintain an investment banking services division to provide financial planning products and service to them as well.

The Bank is subject to examination and comprehensive regulation by the Maine Bureau of Financial Institutions (the "Maine Bureau") and the FRB, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston and the Federal Reserve Bank of Boston.

The principal executive offices of Northeast Bancorp and the Bank are located at 500 Canal Street, Lewiston, Maine, 04240, and their telephone number is (207) 786-3245.

Market Area

The Bank is headquartered in Auburn, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Lisbon Falls, Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered. NBIG has offices in Auburn, Anson, Augusta, Bethel, Jackman, Mexico, Rangeley, and South Paris, Maine from where the Bank's insurance division offers casualty and property insurance products. The Company's market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

Market for Services

Management believes that the Bank's principal markets are: (i) the residential real estate market within its primary market area; (ii) small-to-medium sized businesses within its primary market area; (iii) the growing consumer loan market, including indirect automobile dealer and recreational vehicle loans; and (iv) the growing consumer demand for a wide range of other consumer-oriented financial services and products such as financial planning services, investments, life insurance, property and casualty insurance, trust services, college loans and other similar products.

Businesses are solicited through the personal efforts of the officers and directors of both Northeast Bancorp and the Bank. We believe that a locally-based independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, we believe that we are able to make prudent lending decisions quickly and more equitably than our competitors without compromising asset quality or profitability.

Competition

We encounter strong competition in our market area in making loans, attracting deposits, and selling its other customer products and services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of our business, we compete with other savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of our primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater advertising and marketing budgets, and they may offer services that we do not currently provide.

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered, and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance our ability to compete successfully in our market areas. Further, we also offer a wide range of financial services to our customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

Lending Activities

General

The primary source of income generated by the Bank is from the interest earned from our loan portfolio. The principal lending activities of the Bank are the origination and purchase of conventional mortgages for the purpose of constructing, financing, or re-financing one-to-four family residential properties and commercial properties. The majority of the properties securing the mortgage loan portfolio are located in the State of Maine. However, in an effort to diversify the geographic scope of the real estate collateral held by it, the Bank does purchase in the secondary market residential mortgage loans collateralized by properties in other states. Interest rates and origination fees charged on loans originated by the Bank are generally competitive with other financial institutions and other mortgage originators in its general market area.

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

Residential Lending

The major component of the Bank's lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its primary service areas. The Bank offers a variety of mortgage loan products. Its originations are generally for adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having terms of 15 years or 30 years amortized on a monthly basis, with principal and interest due each month. The Bank holds in portfolio all adjustable rate mortgage and fixed rate mortgage loans with terms of 15 years or less. Fixed rate loans with terms greater than 15 years are sold into the secondary market. Additionally, the Bank offers home equity loans and home equity lines of credit.

The Bank offers adjustable rate mortgages with rate adjustments tied to the weekly average rate of one, three, and five year U.S. Treasury securities with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank generally charges a higher interest rate if the property is not owner-occupied. It has been the Bank's experience that the proportions of fixed-rate and adjustable-rate loan originations depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for variable rate mortgages and, as interest rates rise, there is generally an increased demand for variable rate mortgages.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in our portfolio at June 30, 2005 was approximately $2,597,000 most of these loans have balances under $500,000.

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

Consumer Loans

Consumer loans made by the Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, mobile home loans, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. Most of these loans are for terms of up to 60 months and although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 5 year amortization schedule.

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

Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers. Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas. These automobile dealers are selected by us. Currently most of these loans were originated by 64 dealers located in our market area. Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance. The indirect origination of consumer loan products generally requires funding of dealer reserves. These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions. The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid. The same process applies to indirect recreational vehicle lending.

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

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2005, was approximately $6.1 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all customer loan relationships defined under the one obligor concept which creates an internal lending limit exception requires pre-approval by the Bank's loan committee. Recently approved internal relationship limits combined with risk ratings determine whether there is an exception. For example, a customer relationship of $1,500,000 or more with a 3 risk rating requires pre-approval by the Bank's loan committee. This committee is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. The actions of the Bank's loan committee are presented to the Bank's Board of Directors for ratification. New loan relationships greater than $750,000 are reported to the Bank's loan committee.

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

NBIG, a Maine Corporation, and a wholly-owned subsidiary of the Bank, was originally formed in 1982 as a vehicle through which the Bank could participate in certain real estate development projects and formerly known as Northeast Financial Services, Inc. ("NFS"). These real estate development projects terminated in fiscal 2005. Subsequent to the acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS in September, 2004, Solon-Anson was merged into NFS in April, 2005. NFS's name was changed to Northeast Bank Insurance Group, Inc in May 2005. NBIG now supports the Bank's insurance division, which allows the Bank to deliver insurance products to its customers. At June 30, 2005, investment in and loans to its subsidiary constituted 0.22% of the Company's total assets.

Employees

As of June 30, 2005, the Company, the Bank and its subsidiary together employed 179 full-time and 26 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

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

Bank Holding Company Regulation

General. As a bank holding company, registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board ("FRB"), its primary regulator. The Company also is registered as a Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Financial Institutions of the State of Maine ("Superintendent"). The Company is required to file reports with, and provide other information regarding its business operations and those of its subsidiaries to, the FRB and the Superintendent.

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

In order for a bank holding company to be eligible for financial holding company status, all of the subsidiary insured depository institutions must be "well-capitalized" and "well-managed" and have at least a satisfactory rating on its most recent Community Reinvestment Act of 1977 ("CRA") review. A bank holding company seeking to become a financial holding company must file a declaration with the FRB that it elects to become a financial holding company. If, after becoming a financial holding company, any of the insured depository institution subsidiaries should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time.

Although Northeast Bank, our sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

Banking Acquisitions. The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also is required to consider the financial and managerial resources and future prospects of the holding companies and banks, the projected capital adequacy on a post-acquisition basis, and the acquiring institution's performance under the CRA.

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

Interstate Banking and Branching. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") provides that, regardless of any previously applicable state law, bank holding companies which meet specified capital and management adequacy standards, and any state-imposed age requirements, are eligible to acquire banks in states other than their home states unless, as a result of such acquisition, the bank would control more than 10% of the total deposits of insured depository institutions in the United States or more than 30% of such deposits in that state (or other applicable state law limits).

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

Dividend Restrictions

The Company is a legal entity separate and distinct from Northeast Bank. The primary source of revenues and funds of the Company, including funds to pay dividends to our shareholders, have been and will likely continue to be from dividends, if any, paid to us by Northeast Bank. There are statutory and regulatory limitations on the payment of dividends by Northeast Bank to the Company as well as by the Company to its shareholders. As to the payment of dividends, Northeast Bank is subject to the laws and regulations of the State of Maine and to the regulations of the FRB.

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

At June 30, 2005, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $6,807,000.

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

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2005, the Company's consolidated Tier 1 Capital ratio was 11.65% and its Total Capital ratio was 13.54%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2005, was 8.85%.

Federal bank regulatory agencies also have adopted regulations which require regulators to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Other factors taken into consideration include: interest rate exposure, liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operated risks, including concentrations of credit and non-traditional activities. This evaluation is made as part of the institution's regular safety and soundness examination. Further, each Federal banking agency prescribes standards for depository institution holding companies relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum rates of classified assets to capital, minimum earnings sufficient to absorb losses, and other standards as they deem appropriate. In addition, pursuant to the requirements of the FDICIA, Federal bank regulatory agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy.

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company. As of June 30, 2005, Northeast Bank was in compliance with applicable minimum capital requirements.

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
  "Adequately capitalized" if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% or greater, and (c) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).
  "Undercapitalized" if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4%, or (c) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1);
  "Significantly undercapitalized" if the bank has (a) a total risk-based capital ratio of less than 6%, (b) a Tier 1 risk-based capital ratio of less than 3%, or (c) a leverage ratio of less than 3%; and
  "Critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a "well capitalized" or "adequately capitalized" depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At June 30, 2005, Northeast Bank met the definition of a "well capitalized" institution.

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

Brokered Deposits

Only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. Bank policy limits the use of brokered deposits to 25% of total assets. At June 30, 2005 we had brokered time deposits of $70.4 million.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the CRA and the regulations promulgated thereunder by the appropriate Federal bank regulatory agency. Under the terms of the CRA, Northeast Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate Federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by that institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is part of the FRB's consideration of applications to acquire, merge or consolidate with, or assume the liabilities of, another banking institution or its holding company, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, which evaluates the institution's record of making loans in its service areas; (b) an investment test, which evaluates the institution's record of investing community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process. Northeast Bank received a "satisfactory" CRA rating in its most recent examination.

Customer Protection

Northeast Bank also is subject to various consumer laws and regulations intended to protect customers in transactions with depository institutions, as well as other laws and regulations affecting customers of financial institutions generally. The banking regulatory authorities have increased their attention in recent years to compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. In addition to CRA, Northeast Bank is subject to many other federal consumer protection statutes and regulations, some of which are discussed below.

Equal Credit Opportunity Act. The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth in Lending Act. The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

Fair Housing Act. The Fair Housing Act ("FHA") regulates many practices, and makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be illegal under the FHA, including some practices that are not specifically mentioned in the FHA.

Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Beginning with data reported for 2004, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which is expected to increase the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.

Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures ACT ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks and fee-splitting without providing settlement services.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these laws generally, the Company and Northeast Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

Gramm-Leach-Bliley Act

The GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms, and insurance companies to affiliate with each other and enter into new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through affiliations, and to modify the federal regulatory structure governing some financial services activities. The increased authority of financial firms to broaden the type of financial services that they may offer to customers and to affiliates with other types of financial service companies may lead to further consolidation in the financial services industry. However, it also may lead to additional competition in these markets in which we operate by allowing new entrants into various segments of those markets that were not the traditional competitors in the segments. Furthermore, the authority granted by the GLB Act may encourage the growth of larger competitors.

With respect to bank securities activities, the GLB Act repeals the exemption from the definition of "broker" previously afforded to banks and replaces it with a set of limited exemptions that permits certain activities which have been performed historically by banks to continue. Further, the GLB Act amends the securities laws to include banks with the general definition of dealer.

In addition, the GLB Act imposes regulations on financial institution with respect to customer privacy. The GLB generally prohibits disclosure of customer information to non-affiliated third parties unless the customer had been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to provide written disclosure of their privacy policies to customers at the time the banking relationship is formed and annually thereafter. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective in July 2001.

The GLB Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The GLB Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payment to non-governmental entities in connection with the CRA.

Anti-Money Laundering and Anti-Terrorism Legislation

Congress enacted the Bank Secrecy Act of 1970 (the "BSA") to require financial institutions, including the Company and Northeast Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for the cooperative efforts.

The USA Patriot Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The USA Patriot Act amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Under the USA Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. Among other things, the USA Patriot Act requires all financial institutions, including the Company and Northeast Bank to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provision of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign "shell" banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA Patriot Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and Northeast Bank have adopted policies, procedures, and controls to comply with the BSA and the USA Patriot Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Department of the Treasury's Office of Foreign Asset Control ("OFAC") administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including the Company and Northeast Bank, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and Northeast Bank restrict transactions with certain targeted countries except as permitted by OFAC.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law, which was effective on October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  allowing check truncation without making it mandatory;
  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
  legalizing substitutions for and replacements of paper checks without agreement from consumers;
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individuals agreements are in place;
  requiring that when accountholders request verification, financial institutions produce the original check (or copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
  requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the opportunities presented by Check 21.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented a broad range of corporate governance and accounting measures, executive compensation limitations, and enhanced and timely disclosure obligations for corporate information, all of which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act.

Specifically, the Sarbanes-Oxley Act and various regulations promulgated therefrom, established among other things:

  the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;
  auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients ;

  additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting entity;

  a prohibition on personal loans to directors and officers, except certain loans made by financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;
  additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

  enhance independence and expertise requirements of members of an audit committee;
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

Monetary Policy and Economic Control

The commercial banking business is affected not only by legislation, regulatory policies, and general economic conditions, but also by the monetary policy of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposit and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of Northeast Bank cannot be predicted.

Industry Restructuring

For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barrier to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

Members of Congress and the administration may consider additional legislation designed to institute reforms to promote the viability of the industry. Such legislation could revise the federal regulatory structure for insured depository institutions; others could affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such future legislation might be enacted, or what impact such legislation might have upon the Company or Northeast Bank.

STATISTICAL DISCLOSURE

The additional statistical information contained in Item 8(b) of this Form 10-K, "Financial Statements and Supplementary Data" as it relates to the disclosures required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communication made by or with the approval of the Company.

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

f)	changes in technology;
g)	the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;
h)	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;
i )	money market and monetary fluctuations, and changes in inflation or in the securities markets;
j)	future acquisitions and the integration of acquired businesses and assets;
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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 2.  Properties

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a 15 year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston in August 2005. We lease the entire building, a total of 27,000 square feet. For the first ten years of the lease the annual expense is $264,000. In addition to executive and administrative offices, this building also houses our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We also opened a 500 square foot branch office in this building and completed the relocation of the above offices and departments in August 2005.

In addition to the branch office located in our Headquarters Building, we have 11 additional banking branches located in the State of Maine, as set forth below.

Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
882 Lisbon Street, Lewiston	Lease (2)
698 Lisbon Road, Lisbon Falls	Fee Simple
26 Pleasant Street, Mechanic Falls	Fee Simple
77 Middle Street, Portland	Lease (3)
235 Main Street, South Paris	Lease (4)

Insurance Agency Locations
59 Main Street, Anson	Lease (5)
350 Minot Avenue, Auburn	Lease (5)
235 Western Avenue, Augusta*	Fee Simple
11 Main Street, Bethel*	Fee Simple
346 Main Street, Jackman	Lease (5)
89 Main Street, Mexico	Lease (5)
2568 Main Street, Rangeley	Lease (5)
235 Main Street, South Paris*	Lease (4)

*Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.

(1) Lease term is ten years and expires February 1, 2007
(2) Lease term is 15 years and expires January 14, 2014.
(3) Lease term is five years and expires September 30, 2007.
(4) Lease term is ten years and expires June 1, 2007.
(5) Lease term is one year and automatically renews in September each year.

 The Bank's investment division leases space in 202 US Route One, Falmouth, Maine which has a term of five years and expires August 31, 2007.

In addition, the Bank has leased land in Windham, Maine for a future branch location. The lease term is 50 years and expires August 1, 2054.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2005.

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

Name	Age	Position with Company and/or Bank
James D. Delamater	54	President and Chief Executive Officer (1)
Philip C. Jackson	61	Senior Vice President of Bank Trust Operations
Gary Berlucchi	59	Senior Vice President of Bank - Operations
Pender J. Lazenby	55	Chief Risk Officer
Marcel Blais	46	Chief Operating Officer
Robert S. Johnson	53	Chief Financial Officer (1)
Suzanne Carney	38	Clerk

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

Marcel Blais has been Chief Operating Officer since September 2005. He is responsible for retail banking and commercial lending for the Bank. He joined the Company in 1997 and served as Senior Vice President - Retail Banking from 1998 until September 2005. Prior to joining the Company he served as Vice President of Atlantic Bank from 1995 to 1997, and as Vice President - Branch Manager of Casco Bank from 1977 until 1995.

Robert S. Johnson has been the Chief Financial Officer of the bank since December 2001. Prior to joining the company he served as Mortgage Controller of Banknorth Group from 1998 to 1999 and as President and Chief Financial Officer of Pepperell Bank & Trust from 1999 to 2001.

Pender J. Lazenby has been a director of the Company and the Bank since 2003. Mr. Lazenby has also served as the Senior Vice President Chief Risk Officer since February 2005 and prior to joining the Company served in a variety of positions with Fleet Boston and Bank Boston prior to its acquisition in 1999.

Suzanne Carney has been Clerk of the Bank since March 1999 and has been with the company since 1994 in the Accounting Division.

There is no family relationship between any of the directors or executive officers of the Company.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol "NBN". As of the close of business on September 19, 2005, there were approximately 2,524,832, shares of common stock outstanding held by approximately 468 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for periods indicated.

2005 - 2006	High	Low	Div Pd
Jul 1- Sep 19	22.50	19.85	.090

2004 - 2005	High	Low	Div Pd
Jul 1- Sep 30	19.39	18.65	.090
Oct 1 - Dec 31	23.00	18.50	.090
Jan 1 - Mar 31	23.00	19.94	.090
Apr 1 - Jun 30	22.00	19.45	.090

2003 - 2004	High	Low	Div Pd
Jul 1- Sep 30	18.20	16.30	.080
Oct 1 - Dec 31	20.25	16.60	.090
Jan 1 - Mar 31	20.00	18.10	.090
Apr 1 - Jun 30	19.48	19.00	.090

On September 19, 2005, the last reported sale price of the Company's Common stock as quoted on AMEX was $22.21. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Stock repurchases under the 2004 Stock Repurchase Plan for the year ended June 30, 2005 totaled 36,500 shares at an average price per share of $19.15.

The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Issuer Purchases of Equity Securities
Period (1)	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet be Purchased Under The Program (3)

April 1 - April 30	6,500	$19.82	6,500	144,700
May 1 - May 31	--	--	--	144,700
June 1 - June 30	--	--	--	144,700

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
(3)

On January 30, 2004, the Company announced that its Board of Directors of the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires. The 2004 Stock Repurchase Plan was extended by the board of directors for twelve months to expire on December 31, 2005.

During the fiscal year ended June 30, 2005, we also acquired shares of our common stock outside of the 2004 Stock Repurchase Plan.  In August, September, and December, 2004, directors of the Company tendered 1,579 shares, 2,735 shares, and 2,795 shares, respectively, to pay the option exercise price for common stock acquired upon the exercise of options held by them. A total of 7,109 shares were tendered at an average price per share of $20.35.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$ 32,159	$ 27,660	$ 28,586	$ 31,664	$ 35,800
Interest expense	13,967	12,079	13,769	16,998	21,754

Net interest income	18,192	15,581	14,817	14,666	14,046

Provision for loan losses	1,302	962	1,091	842	781
Other operating income (1)	5,598	5,134	4,614	3,675	2,934
Net securities gains	68	201	922	547	148
Other operating expenses (2)	16,684	14,799	13,530	12,146	10,975

Income before income taxes	5,872	5,155	5,732	5,900	5,372
Income tax expense	1,853	1,643	1,877	2,047	1,888

Net income	$ 4,019	$ 3,512	$ 3,855	$ 3,853	$ 3,484

Consolidated per share data:
Net income:
Basic	$ 1.60	$ 1.38	$ 1.46	$ 1.48	$ 1.32
Diluted	$ 1.57	$ 1.35	$ 1.44	$ 1.44	$ 1.30
Cash dividends	$ 0.36	$ 0.35	$ 0.32	$ 0.25	$ 0.25
Selected balance sheet data:
Total assets	$ 575,900	$ 538,754	$ 467,684	$ 442,216	$ 431,298
Loans receivable	461,052	432,594	378,987	374,634	380,483
Deposits	396,219	377,820	318,743	303,198	274,136
Borrowings	102,914	96,558	93,769	93,130	115,222
Total stockholders' equity	39,870	36,453	36,499	34,731	30,445
Other ratios:
Return on average assets	0.71%	0.71%	0.86%	0.88%	0.80%
Return on average equity	10.39%	9.50%	10.58%	11.73%	11.65%
Average equity to average total assets	6.86%	7.51%	8.11%	7.51%	6.84%
Common dividend payout ratio	22.93%	25.93%	22.22%	17.36%	19.23%

(1) Includes fees for deposit, investment brokerage, insurance commissions, and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition which follows presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2005, 2004 and 2003. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2005 have been reclassified to conform to the 2005 presentation.

A NOTE ABOUT FORWARD LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

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

CRITICAL ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contain a summary of Northeast Bancorp's significant accounting policies. The level of the allowance for loan losses is important to the portrayal of the Company's results of operations and financial condition. The determination of what the loan loss allowance should be requires management to make subjective or difficult judgments, some of which may relate to matters that are inherently uncertain. Actual results may differ materially from these estimates and assumptions. See Note 1 to the Consolidated Financial Statements.

Allowance for Loan Loss

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

For a further description of our estimation process in determining the allowance for loan losses, see "Asset Quality" below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2005, from 12 banking offices and 8 insurance agency offices all located in western and south-central Maine. At June 30, 2005, we had consolidated assets of $575.9 million and consolidated stockholders' equity of $39.9 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. The Bank has eleven branch offices. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered. The Bank's wholly owned subsidiary Northeast Bank Insurance Group, Inc. has eight insurance agency offices offering personal and commercial property and casualty insurance products. Three of insurance agency's offices operate in our Augusta, Bethel, and South Paris, Maine branches.

On August 29, 2004, the Bank converted its charter to a state bank, and became a member of the Federal Reserve Bank of Boston ("FRB"). As a result, the Bank is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision, but instead is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The name of the Company's wholly-owned subsidiary was changed to Northeast Bank.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by United States Government sponsored enterprises. The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

Our goal is to continue modest, but profitable growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase non-interest income from expanded trust, investment and insurance brokerage services, and control the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. As part of our growth strategy, we expanded our insurance brokerage division by acquiring the Solon-Anson Insurance Agency, Inc. headquartered in Rangeley, Maine on September 29, 2004. This acquisition increased our customer base by approximately 21,000 households. The planned branch in Windham, Maine has been deferred until 2006.

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

Economic Conditions

We believe that our market area has generally witnessed economic growth from 2004 through 2005. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity, and financial condition. We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2005 to fiscal 2004:

  The net interest margin increased by 6 basis points in fiscal 2005 versus fiscal 2004 due primarily to an asset sensitive balance sheet (more interest-bearing assets repriced than interest-bearing liabilities) which benefited from eight changes in the prime interest rate. We continued to originate more loans with variable interest rates than fixed interest rates;
  The net interest income also improved from the $68.8 million growth in average interest-bearing temporary investments, securities, and loans. Record levels of commercial real estate and consumer loans were originated in fiscal 2005. US Government sponsored enterprise and mortgage-backed securities were also purchased increasing interest-bearing assets; and
  We acquired the Solon-Anson Insurance Agency, Inc. in September 2004 adding $1.2 million of insurance commission revenue annually to noninterest income.

Our financial condition and liquidity remain strong, and are supported by the following in fiscal 2005:

  We increased customer deposits during fiscal 2005 reducing utilization of brokered certificates of deposit. Total liquidity at June 30, 2005 was $122.6 million, exceeding policy minimums;
  The Company and Bank are "well capitalized" under regulatory definitions;
  Junior subordinated debentures totaling $10 million were issued in fiscal 2005 and part of the proceeds were used to redeem 9.60% junior subordinated debentures on the December 24, 2004 call date;
  Stock repurchases under the 2004 Stock Repurchase Plan totaled 36,500 shares at an average per share price of $19.15 in fiscal 2005;
  We focus on the return on average equity ("ROAE"), return on average assets ("ROAA") and the efficiency ratio in evaluating our results of operations. The ROAE increased to 10.39% in fiscal 2005 from 9.50% in fiscal 2004, The ROAA of 0.71% remained unchanged from fiscal 2004. The efficiency ratio of 69.9% for fiscal 2005 improved from 70.8% for fiscal 2004; and
  Net income was a record of $4,018,634.

ACQUISITION

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG") (formerly Northeast Financial Services, Inc. ("NFS")), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. This acquisition is part of the Company's plans to expand its sources of fee income. In connection with the acquisition, NBIG entered into certain compensation arrangements with the sellers, Craig and Sharon Sargent. NBIG purchased an annuity for $900,000 to provide deferred compensation payments to the sellers. The annuity remains an asset of the Company and is included in other assets in the consolidated statements of financial condition. These payments are contingent on the sellers meeting the conditions of their respective employment contracts, and are subject to a vesting schedule over the term of each employment contract. The acquisition of Solon-Anson used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which will be amortized over twelve years. No goodwill was recognized. The following is a summary of the assets and liabilities acquired and allocation of the purchase price.

Purchase Price:
Cash Paid	$ 993,469
Debt Assumed	683,104
Other Liabilities	457,620
Total	$ 2,134,193 =======

Allocation:
Customer List	$ 2,081,500
Office Equipment	50,831
Other Assets	1,862
Total	$ 2,134,193 =======

The results of operations of Solon-Anson have been included in the consolidated financial statements of the Company since the acquisition date. There is no pro-forma disclosure included because Solon-Anson was not considered a significant acquisition. This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers.

Solon-Anson merged with NFS, with NFS being the surviving company, effective April 1, 2005. This had no impact on the financial position or results of operations of the Company. On May 2, 2005, NFS's name was changed to Northeast Bank Insurance Group, Inc.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Overview

For the fiscal year ended June 30, 2005 (" fiscal 2005"), we reported net income of $4,018,634, or $1.57 per diluted share as compared to $3,512,179, or $1.35 per diluted share, for the fiscal year ended June 30, 2004 ("fiscal 2004"), an increase of 14%. This increase was attributable to increased net interest income and noninterest income, partially offset by increased provision for loan losses and noninterest expense. The return on average assets was 0.71% in fiscal 2005 and fiscal 2004. The return on average assets was unchanged due to total average assets increasing by $71.1 million, or 14%, compared to fiscal 2004. The return on average equity was 10.39% in fiscal 2005 and 9.50% in fiscal 2004. The increase in our return on average equity was due to increased net income for those periods while average equity increased 5%.

Net interest income increased 17% during fiscal 2005. The increase in our net interest income was primarily due to an increase in our average earning assets. The growth in average earning assets increased approximately $68.8 million as compared to the average earning assets in fiscal 2004. Of the increase in average earning assets, average loans accounted for $56.3 million. We experienced a reversal from the prolonged period of declining interest rates to increasing interest rates during fiscal 2005 due to the increase in short-term interest rates imposed by the Open Market Committee of the Federal Reserve Bank. Net interest margin, the ratio of net interest income to average earning assets, likewise increased by 6 basis points to 3.41% in fiscal 2005 from 3.35% in fiscal 2004. Net interest spread, the difference between the yield on earning assets and the cost of funds, increased by 7 basis points to 3.14% in fiscal 2005 from 3.07% in fiscal 2004. The asset sensitive profile of our statement of financial condition, where the yields on assets reprice faster than the cost of funds, contributed to this increase in net interest margin and net interest spread. Noninterest income increased 6% during fiscal 2005 primarily from increased insurance commission revenue. This increase was partially offset from lower net securities gains, lower gains on sales of residential real estate loans and lower investment commission revenue. The provision for loan losses increased 35% primarily from higher net charge-offs during fiscal 2005. Noninterest expense increased 13% during fiscal 2005, which is primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense associated with the acquisition of the Solon-Anson Insurance Agency Inc, loss recognized with the redemption of the 9.60% trust preferred securities, and other-than-temporary write-downs on securities.

Net Interest Income

Net interest income increased by $2,611,329, or 17%, during fiscal 2005 primarily from increased average earning assets. Average earning assets increased $68.8 million during fiscal 2005, and was comprised of average interest-bearing deposits in the Federal Home Loan Bank of Boston and stock in the Federal Reserve Bank of Boston increasing $1.2 million (primarily from overnight deposits and federal funds sold), average investment securities increasing $11.3 million, and average loans increasing $56.3 million. The increase in average investment securities was due to purchase of government sponsored enterprise and mortgage-backed securities to pledge as eligible collateral for FHLB advances and securities sold under agreements to repurchase. The increase in average loans resulted from growth in all loan portfolios, but was primarily due to residential real estate, commercial real estate, and consumer loans originated during fiscal 2005. Average interest-bearing deposits increased by $55.0 million, or 18%, during fiscal 2005 primarily from time deposits and brokered time deposits. Average time deposits increased by $20.2 million. Average brokered time deposits increased by $30.6 million to fund increases in loans and investment security purchases. Average repurchase agreements increased during fiscal 2005 by $5.5 million, or 22%. Average borrowings increased due to new issues of junior subordinated debentures. The yield on earning assets increased 7 basis points to 6.02% in fiscal 2005. The cost of funds increased 1 basis point due to the decline in the costs junior subordinated debentures refinanced in fiscal 2005. Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and net worth of the Company for the past three years. The table below shows the changes from 2004 to 2005 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2005 versus June 30, 2004

	Difference Due to
	Volume ____________	Rate ____________	Total ____________
Investments	$ 454,580	$ 187,521	$ 642,101
Loans, net	3,615,023	187,689	3,802,712
FHLB deposits & other	6,976 ____________	47,607 ____________	54,583 ____________
Total interest-earning assets	4,076,579	422,817	4,499,396

Deposits	1,564,836	493,697	2,058,533
Repurchase agreements	67,784	56,011	123,795
Borrowings	231,005 ____________	(525,266) ____________	(294,261) ____________
Total interest-bearing liabilities	1,863,625 ____________	24,442 ____________	1,888,067 ____________
Net interest income	$ 2,212,954 ===========	$ 398,375 ===========	$ 2,611,329 ===========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include junior subordinated debentures and FHLB advances.

Provision for Loan Losses

The provision for loan losses in fiscal 2005 was $1,301,600, an increase of $339,662, or 35%, compared to fiscal 2004. This increase in the provision for loan losses reflects increased net loan charge-offs, higher loan delinquency, higher nonperforming loans, higher classified loans for fiscal 2005, and an increase in loans. Net charge-offs were $774,600 in fiscal 2005 compared to $400,938 in fiscal 2004. This $373,662 increase, or 93%, was due to increased gross charge-offs of commercial and consumer loans. Net charge-offs to average loans outstanding was 0.17% in fiscal 2005 compared to 0.10% in fiscal 2004.

The allowance for loan losses at June 30, 2005 was $5,104,000 as compared to $4,577,000 at June 30, 2004, an increase of $527,000, or 12%. The allowance to total portfolio loans was 1.11% at June 30, 2005 compared to 1.06% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans was 301% at June 30, 2005 and 273% at June 30, 2004, reflecting an increase in the allowance for loan loss. Total nonperforming loans increased 1% from the prior year, which was due to nonperforming residential loans contractually past due 90 days or more. Nonperforming loans were 0.37% of total loans at June 30, 2005 as compared to 0.39% at June 30, 2004. This decrease in nonperforming loans as a percentage of total loans was primarily due to an increase in total loans outstanding at June 30, 2005. For additional information on the allowance for loan losses, see "Critical Accounting Policies" above, and see "Asset Quality" below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2005 and 2004 was $5,666,131 and $5,335,653, respectively, an increase of $330,478, or 6% in fiscal 2005. Most of this increase was due to the increase in insurance commission revenue partially offset by a decrease in net securities gains, gains on sales of loans, insurance commissions and BOLI income.

Fees for other services to customers of $1,067,116 increased $91,230 or 9% during fiscal 2005. This increase was due to higher transaction service fees, overdraft fees, ATM and debit card fee revenue as compared to fiscal 2004.

Net securities gains of $67,940 decreased $132,875 or 66% during fiscal 2005. The volume of securities sold in fiscal 2005 decreased from fiscal 2004. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Other-than-temporary write-downs on equity securities of $27,849 and $171,312 during fiscal 2005 and 2004, respectively, were included in noninterest expense.

Gains on the sales of loans of $233,027 decreased $449,768 or 66% during fiscal 2005. This decrease was primarily due to lower sales volume of residential real estate loans, a decrease of $19 million to $11 million in fiscal 2005 compared to $30 million in fiscal 2004. Sold loan volume was impacted by a decrease in residential real estate loan origination volume due to increasing interest rates and a shift in loans with variable interest rates during fiscal 2005, and by management's decision to hold in portfolio all new 15 year fixed rate loans. Residential real estate loans were sold to reduce our exposure to interest rate risk.

Investment commission revenue of $1,454,863 decreased $58,938 or 4% during fiscal 2005. This decrease was primarily to lower sales for the year.

Insurance commissions of $1,404,035 increased $1,018,717 or 264% during the fiscal year 2005 due to the acquisition of the Solon Anson Insurance Agency. This acquisition added six agency locations for the sale of personal and commercial property and casualty insurance policies compared to one agency in fiscal 2004.

BOLI income of $330,700 decreased $48,935 or 13% during fiscal 2005. This decrease was due to a decrease in the average interest yield to 4.26% in fiscal 2005 from 4.94% in fiscal 2004. The additions to cash surrender value are based on this average interest yield. They are reset quarterly for one policy and annually for a second to a yield determined by the life insurance companies. Each policy is subject to minimum interest rates.

Other income of $492,724 decreased $82,319 or 14% during fiscal 2005. This decrease was primarily from not repeating a $264,395 gain realized from the sale of deposits of the former Richmond Maine branch partially offset by a gain of $59,719 on the sale of the Richmond branch building, increase in trust fees of $69,233, real estate operations improved by $25,433, and the appreciation of a deferred compensation annuity of $38,076.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2005 and 2004 was $16,684,174 and $14,799,072, respectively, an increase of $1,885,102 or 13%. The increase in fiscal 2005 was primarily from an increase in salaries and employee benefits and other expense. Our efficiency ratio decreased slightly to 69.9% during fiscal 2005 from 70.8% in fiscal 2004.

Salaries and employee benefits expense of $9,554,317 increased $1,269,889 or 15% during the fiscal year 2005. This increase includes the salary and benefits for the 18 positions from the Solon-Anson acquisition. Total full-time equivalents were 193 compared to 186 at June 30, 2005 and 2004, respectively.

Occupancy expense of $1,418,696 increased $192,916 or 16% during the fiscal year 2005. This increase was primarily due to the six leased locations of Solon-Anson Insurance Agency. Agency offices in Augusta and South Paris were relocated to existing branch locations in the fourth quarter of fiscal 2005 to reduce future lease expense. In addition, the corporate headquarters building at 158 Court Street in Auburn was sold and leased back for twelve months pending the completion of our new corporate headquarters in Lewiston, Maine. The lease of the former corporate headquarters totaled $66,000 for fiscal 2005. We completed our move to the new building in August, 2005.

Equipment expense of $1,110,108 increased $159,641 or 17% during the 2005 fiscal year. As with salaries and occupancy expense, equipment expense increased from the Solon-Anson Insurance Agency acquisition. Computer and software depreciation and related maintenance expense from technology investments accounts for the increase in fiscal 2005. It was partially offset by the recovery of personal property taxes of $36,923 under the State of Maine Revenue Department's Business Equipment Property Tax Reimbursement program (BETR).

Other expense of $4,351,352 increased $267,908 or 7% during fiscal 2005. This increase was due in part to the $396,425 loss recognized from the redemption of the 9.60% trust preferred stock issuance. The loss was from the write-off of unamortized deferred issuance cost. Other-than-temporary write downs on equity and non-marketable securities were $27,849 and $96,931, respectively, in fiscal 2005, an aggregate decrease of $388,076 compared to fiscal 2004. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities. Professional fees increased $223,137 compared to fiscal 2004 from additional consulting services for the documentation and testing of our financial reporting controls and efficiency study consulting services. Computer services increased from item processing charges and the full year impact of our out-sourced data center supporting internet banking.

Taxes

The Company's effective tax rate was 31.5% and 31.9% for the fiscal years ended June 30, 2005 and 2004, respectively. See the Note 13 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company's comprehensive income was $4,745,415 and $2,024,042 during 2005 and 2004, respectively. Comprehensive income differed from our net income in 2005 and 2004 due to the change in the fair value of available for sale securities, net of income tax. In fiscal 2005, there was a net increase in fair value of $726,781 to a net unrealized loss on investments available for sale, net of income tax. There was a decrease in fair value in fiscal 2004 of $1,488,137.  See the Consolidated Statements of Changes in Shareholders' Equity and Note 17 in the Consolidated Financial Statements for additional information.

Comparison of Fiscal Years Ended June 30, 2004 and 2003

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

Net interest income increased 5% during fiscal 2004. The increase in our net interest income was due to an increase in our earning assets. Net interest margin, the ratio of net interest income to average earning assets, declined by 14 basis points to 3.35% in fiscal 2004 from 3.49% in fiscal 2003. Net interest spread, the difference between the yield on earning assets and the cost of funds, decreased by 5 basis points to 3.07% in fiscal 2004 from 3.12% in fiscal 2003. This decrease was attributable to the decrease in average yields on earning assets, which was partially offset by a decrease in rates paid on interest-bearing deposits and borrowings reducing our cost of funds. The asset sensitive profile of our statement of financial condition, where the yields on assets reprice faster than the cost of funds, contributed to this decrease in net interest margin and net interest spread. We experienced a prolonged period of declining interest rates during fiscal 2004 from the decisions of the Open Market Committee of the Federal Reserve Board to reduce short-term interest rates. The growth in average earning assets of approximately $40.7 million as compared to the average earning assets in fiscal 2003 increased net interest revenue. Of the increase in average earning assets, average investment securities accounted for $33 million. Noninterest income decreased 4% during fiscal 2004. This decrease was primarily due to lower net securities gains, and lower gains on sales of residential real estate loans. The provision for loan losses decreased 12% primarily from lower net charge-offs during fiscal 2004. Noninterest expense increased 9% during fiscal 2004. This increase was primarily due to increases in salaries and employee benefits expense, marketing expense, and other-than-temporary write-downs on securities.

Net Interest Income

Net interest income increased by $763,771 or 5% during fiscal 2004 primarily due to increased average earning assets. Average earning assets increased $40.7 million during fiscal 2004, comprised of average loans increasing approximately $10.4 million, or 3%, and average investment securities increasing $33 million, or 131%, as compared to fiscal 2003. Average short-term investments decreased $2.7 million compared to the same period. The increase in average loans was primarily due to commercial real estate, commercial loans, and consumer loans originated during fiscal 2004. The increase in average investment securities was due to purchase of government agency and mortgage-backed securities to pledge as eligible collateral for FHLB advances and securities sold under agreement to repurchase. Average interest-bearing deposits increased by $22.9 million, or 8%, during fiscal 2004 primarily from savings accounts and brokered time deposits. Average brokered time deposits increased by $33.6 million to fund investment security purchases. Average repurchase agreements increased during fiscal 2004 by $15.3 million, or 16%. Average borrowings increased due to new issues of junior subordinated debentures. The yield on earning assets decreased 79 basis points to 5.95% in fiscal 2004. The cost of funds decreased 74 basis points due to the overall decline in the costs of NOW, money market and savings accounts combined with a reduction in interest rates paid on FHLB advances and junior subordinated debentures. Item 8 Table 1 shows the average balances, yields and rates of assets, liabilities, and net worth of the Company for the past three years. The table below shows the changes from 2003 to 2004 in net interest income by category due to changes in rate and volume.

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

The allowance for loan losses at June 30, 2004 was $4,577,000 as compared to $4,016,000 at June 30, 2003, an increase of $561,000, or 14%. The allowance to total portfolio loans was 1.06% at June 30, 2004 compared to 1.06% at June 30, 2003. The ratio of the allowance for loan losses to nonperforming loans was 273% at June 30, 2004 and 220% at June 30, 2003, reflecting an increase in the allowance for loan losses and a decrease in nonperforming loans. Nonperforming loans were 0.39% of total loans at June 30, 2004 as compared to 0.49% at June 30, 2003. The decrease in nonperforming loans was primarily due to a decrease in nonperforming residential real estate and commercial real estate loans contractually past due 90 days or more. Total nonperforming loans decreased 8% from the prior year.

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

BOLI income of $379,635 increased $69,855 or 23% during fiscal 2004. This increase was due to twelve months of increased cash surrender value recognized in fiscal 2004 versus nine months recognized in fiscal 2003. The additions to cash surrender value are based on an average interest yield of 4.94% for the policy year ending September 30, 2004. The interest rates on the policies are reset annually to an amount determined by the life insurance companies. Each policy is subject to minimum interest rates.

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

Comprehensive Income

The Company's comprehensive income was $2,024,042 and $3,768,325 during 2004 and 2003, respectively. Comprehensive income differed from our net income in 2004 and 2003 due to the change in the fair value of available for sale securities, net of income tax. In fiscal 2004, there was a net decrease in fair value of $1,488,137 to a net unrealized loss on investments available for sale, net of income tax. There was also a decrease in fair value in fiscal 2003 of $86,993. See the Consolidated Statements of Changes in Shareholders' Equity and Note 17 in the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

The Company's total assets increased $37,146,432, or 7%, to $575,900,332 at June 30, 2005 compared to $538,753,900 at June 30, 2004. This increase was due to residential real estate, commercial loans, and consumer loan growth; excess funds temporarily invested in Federal Home Loan Bank overnight deposits; and the purchase of securities classified as available for sale. The increase in loans and securities was funded primarily with consumer and business certificates of deposit, securities sold under repurchase agreements, Federal Home Loan Bank term advances, and the issuance of junior subordinated debentures. Stockholders' Equity totaled $39,869,573 and $36,453,020 at June 30, 2005 and 2004, respectively, an increase of $3,416,553. Stockholders' equity was impacted by net income of $4,018,634, proceeds from the exercise of previously granted stock options of $423,285, and the change in net unrealized losses on available for sale securities of $726,781. These increases were partially offset by the payment of cash dividends of $910,220, and share repurchases of $843,502.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) increased $1,162,533 to $15,946,151 in fiscal 2005 as compared to $14,783,618 in fiscal 2004. This increase was due to excess funding temporarily invested in FHLB overnight deposits and federal funds sold.

Investments Securities and Other Earning Assets

The average balance of the available for sale securities portfolio was $69,451,314 and $58,128,954 for fiscal 2005 and fiscal 2004, respectively. This increase of $11,322,360, or 19%, provided additional collateral for FHLB advances and securities sold under agreements to repurchase. The portfolio is comprised of U.S. Government sponsored enterprises and mortgage-backed securities, and equity and bank-issued trust preferred securities, with most of our investment portfolio consisting of federal agency mortgage-backed securities and short-term U.S. Government sponsored enterprise bonds. See Item 8 Tables 2 and 3 for a detail of available for sale securities and investment maturities, respectively.

All of the Company's securities are classified as available for sale and are carried at fair value at $74,345,938 and $67,471,144 as of June 30, 2005 and 2004, respectively. These securities had net unrealized losses after taxes of $670,187 at June 30, 2005 and $1,396,968 at June 30, 2004. See Note 2 to the Consolidated Financial Statements. These unrealized losses do not impact net income or regulatory capital but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and is a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $453,379,411 in fiscal 2005 compared to $397,044,651 in fiscal 2004. This increase of $56,334,760, or 14%, in our average balance of loans at June 30, 2005, was attributable to increases in residential real estate, commercial real estate, commercial, construction, and consumer loans. See Item 8 Tables 4 and 5 for additional information on the composition of the loan portfolio.

Residential real estate loans averaged $146,977,479 in fiscal 2005 as compared to $129,351,716 in fiscal 2004. This increase of $17,625,763, or 14%, was attributable to an increase in adjustable rate residential real estate loans, closed-end home equity loans, and home equity lines of credit. We continued to sell most of the 30 year fixed rate residential real estate loans originated by us into the secondary market. Residential real estate loans were 32% of the total loan portfolio at June 30, 2005 and 2004, respectively. Of residential real estate loans at June 30, 2005, approximately 42% were variable rate products as compared to 37% at June 30, 2004. The increase in the percentage of variable rate product resulted from holding new variable rate loans in portfolio while selling fixed rate product into the secondary market. As interest rates increase, we expect variable rate residential real estate loans to increase allowing the asset sensitivity of the statement of financial condition to be maintained.

Commercial real estate loans averaged $125,914,966 in fiscal 2005 and $110,849,396 in fiscal 2004. This increase of $15,056,570 or 14% reflects our focus to primarily lend to small businesses within our market areas. This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate. Commercial real estate loans were 27% and 30% of the total loan portfolio at June 30, 2005 and 2004, respectively. Approximately 97% of the commercial real estate loans were variable rate product, minimizing the interest rate risk for this portfolio. At June 30, 2004, approximately 95% of this portfolio consisted of variable rate product.

Construction loans averaged $10,638,635 in fiscal 2005 and $7,600,972 in fiscal 2004. This increase of $3,037,663, or 40%, was primarily in commercial construction loans. Construction loans were 3% and 2% of the total loan portfolio at June 30, 2005 and 2004, respectively. Most construction loans are subject to interest rates based on the prime rate, contractual maturities under 12 months, and disbursements made on construction as completed and verified by inspection. Approximately 56% of the construction loans were variable rate product.

Commercial loans averaged $70,744,229 in fiscal 2005 and $64,535,753 in fiscal 2004. This increase of $6,208,476, or 10%, reflects additional opportunities with small businesses in our market areas. Commercial loans were 15% of total loans at June 30, 2005 and 2004, respectively. Variable rate products comprised 58% and 57% of this loan portfolio at June 30, 2005 and 2004, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business. The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $96,589,511 in fiscal 2005 and $82,192,141 in fiscal 2004. This increase of $14,397,370, or 18%, is attributable to new indirect auto and recreational vehicle loans. Consumer and other loans comprise 23% and 21% of total loans at June 30, 2005 and 2004, respectively. Consumer, including indirect auto and recreational vehicle, and other loans are mostly fixed rate products. At June 30, 2005 and 2004, we held $34,872,792 and $29,139,156 of indirect auto loans, respectively. Indirect auto, indirect RV and mobile home loans together comprise approximately 93% of total consumer and other loans, a slight decrease from 94% in 2004. The detail of consumer loans at June 30, 2005 and 2004 appears in the following table. The Company underwrites all automobile dealer finance, recreational vehicle and mobile home loans to protect credit quality. The Company pays a nominal one-time origination fee on these loans. The fees are deferred and amortized over the contractual life of the loan as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

	Consumer Loans
	June 30, 2005		June 30, 2004
Indirect Auto	$ 34,872,792	34%	$ 29,139,156	32%
Indirect RV	30,235,107	29%	20,528,706	22%
Indirect Mobile Home	32,749,004	32%	36,136,351	40%
Subtotal Indirect	97,856,903	95%	85,804,213	94%
Other	5,007,999	5%	5,629,761	6%
Total	$ 102,864,902	100%	$ 91,433,974	100%
	==========	====	===========	=====

BOLI was invested in the general account of two quality insurance companies. There was additional purchase of approximately $500,000 with a third insurance company and invested in separate accounts. Standard and Poor's rated these companies AA+ or better at June 30, 2005. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offset all or a portion of the increase in employee benefit costs. The increase in cash surrender value was recognized in other income and was not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 19.04% of capital plus the allowance for loan losses at June 30, 2005.

Deposits

Average demand deposit accounts were $37,841,020 at June 30, 2005 as compared to $33,790,649 at June 30, in 2004. The increase of $4,050,371, or 12%, is consistent with our focus of increasing consumer and commercial core deposits.

Average interest-bearing deposits increased by $55,035,970, or 18%, during fiscal 2005 to $355,524,867. This increase was primarily due to increasing consumer and business time deposits and brokered time deposits used to fund security purchases and net loan originations. The average time deposit balances increased $20,220,888 to $155,761,171 and average brokered time deposit balances increased $30,577,554 to $87,851,294 in fiscal 2005 from $57,273,740 in fiscal 2004. Excluding brokered time deposits, average interest-bearing deposits increased $24,458,416, or 10%. Average NOW accounts increased $2,346,751, or 4%, during fiscal 2004 to $65,760,901. The average interest rate paid on NOW accounts increased from 1.03% in fiscal 2004 to 1.23% in fiscal 2005. Average money market accounts increased $1,195,733, or 8%, to $17,095,895. The average interest rate paid on money market accounts increased from 1.13% in fiscal 2004 to 1.25% in fiscal 2005. Average savings accounts increased $695,044, or 2%, to $29,055,606 during fiscal 2005. The average interest rate paid on savings accounts decreased from 0.86% in fiscal 2004 to 0.79% in fiscal 2005. The average interest rate paid on certificates of deposits increased from 2.85% in fiscal 2004 to 3.03% in fiscal 2005. See Item 8 Table 10 for the scheduled maturities of time deposits of $100,000 or more.

Brokered time deposits are used by us as part of our overall funding strategy and as an alternative to customer time deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. These deposits are limited by policy to 25% of total assets. We use four national brokerage firms to source time deposits, which are obtained through agents of the brokerage company soliciting customers from throughout the United States. The terms of these brokered time deposits allow for termination prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, individual brokered time deposit maturities do not exceed $5 million in any one month and have interest rates equal to or slightly above comparable FHLB advances. At June 30, 2005, outstanding brokered time deposits of $70,424,426 as a percentage of total assets was 12% compared to18% at June 30, 2004. The average interest rate paid on brokered time deposits increased from 2.88% in fiscal 2004 to 2.94% in fiscal 2005. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2005.

Other Funding Sources

Securities sold under repurchase agreements, Federal Home Loan Bank of Boston (FHLB) advances, and junior subordinated debentures are the Company's sources of funding other than deposits.

Average securities sold under repurchase agreements during fiscal 2004 were $30,572,443, compared to $25,052,387 during fiscal 2004. This increase was primarily due to increasing the number of customers in fiscal 2005. This liability was collateralized by U.S. government sponsored enterprise and federal agency mortgage-backed securities. See Note 9 to the Consolidated Financial Statements.

Average FHLB advances for fiscal 2005 were $82,233,871, compared to $82,793,991 in fiscal 2004. The decrease of $560,120, or 1%, was attributed to repayment of FHLB advances at maturity using funds from deposits. These advances had an average cost of 4.67% during fiscal 2005 compared to 5.18% during fiscal 2004. At June 30, 2005 and 2004, FHLB advances were $86,197,602 and $82,977,634, respectively. The Company had unused advance capacity with the FHLB of $22,557,000 at June 30, 2005. Management intends to increase available FHLB advance capacity by continuing to add qualifying securities. See Note 8 to the Consolidated Financial Statements.

The Bank has a secured line of credit under the Borrower in Custody program through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears an interest rate equal to the then current federal funds rate plus 1.00%. At June 30, 2005, the credit availability under the Borrower in Custody program was $26,511,000. There were no borrowings outstanding under this credit line at June 30, 2005.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2005 and available to meet our short-term funding needs:

Brokered time deposit	$ 73,551,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 22,557,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 26,511,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 122,619,000

We had outstanding $16,496,000 and $13,580,849 at June 30, 2005 and 2004, respectively, of junior subordinated debentures issued by us to affiliated trusts. See "Capital" for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2005 and 2004, the allowance for loan losses was $5,104,000 and $4,577,000, respectively. The increase in the allowance for loan losses was attributed to the increasing mix of commercial real estate, commercial and consumer indirect loans, all with a higher risk profile, in the Bank's loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.11% and 1.06% at June 30, 2005 and 2004, respectively.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $1,950,000 and $400,000 at June 30, 2005 and 2004, respectively. The increase at June 30, 2005 was due to eleven loans. The collateral securing these loans appears sufficient to avoid recognizing any significant credit losses.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/05	06/30/04	06/30/03	06/30/02
0.96%	0.66%	1.09%	1.03%

Non-performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and repossessed assets. Total non-performing assets as a percentage of total assets were 0.31% at June 30, 2005 and 0.32% at June 30, 2004. See Item 8 Table 8 for a summary of non-performing assets for the last five years.

Total non-performing loans were $1,698,000 and $1,677,000 at June 30, 2005 and 2004, respectively. The increase of $21,000, or 1%, was attributable primarily to residential real estate loans. Non-performing loans as a percentage of total loans were 0.37% and 0.39% at June 30, 2005 and 2004, respectively. The allowance for loan losses was equal to 301% and 273% of total non-performing loans at June 30, 2005 and 2004, respectively. The following table represents the non-performing loans as of June 30, 2005 and 2004.

Description _____________________________________	June 30, 2005 ____________	June 30, 2004 ____________
Residential real estate	$ 515,000	$ 214,000
Commercial real estate	867,000	920,000
Commercial loans	256,000	442,000
Consumer and other	60,000	101,000
Total non-performing	$ 1,698,000 ===========	$ 1,677,000 ===========

At June 30, 2005, non-performing loans included $1,087,000 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 0.72% and 0.31% for June 30, 2005 and 2004, respectively.

We continue to focus on asset quality issues and allocate significant resources to credit policy and loan review. The collection, workout and asset management functions focus on the reduction of non-performing assets. Despite this ongoing effort on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

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

Net charge-offs were $774,600 during 2005 compared to $400,938 in 2004. Net charge-offs as a percentage of average loans outstanding were 0.17% and 0.10% in 2005 and 2004, respectively. The increase of $373,662 was due to higher gross charge-offs in commercial loans. See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had classified commercial real estate and commercial loans totaling $6,708,000 and $3,137,000 at June 30, 2005 and 2004, respectively as substandard or lower on our risk rating system. This increase was primarily due to nine commercial customer relationships ranging from $175,000 to $1,400,000, experiencing weaknesses in the underlying businesses. No significant credit losses are expected from the loans in these relationships. At June 30, 2005, this amount includes $1,123,000 of non-performing commercial real estate and commercial loans. The remaining $5,585,000 of commercial real estate and commercial loans classified as substandard at June 30, 2005 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances when necessary, and change the level of the loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. The liquidation value of collateral for each classified commercial real estate or commercial loan is considered in the evaluation of the allowance for loan loss.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2004 examination.

At June 30, 2005, the Company had acquired assets of $88,646 compared to $38,583 at June 30, 2004. The increase of $50,063 was due to an increase in repossessed vehicles and insubstance foreclosures. The Bank has an allowance for losses on acquired assets. It was established to provide for declines in market values and estimated selling costs. The Company provided for the allowance through a charge against earnings of $20,000 and $32,000 for the years ending June 30, 2005 and 2004, respectively. See Note 5 of the Consolidated Financial Statements for additional information. Management periodically receives independent appraisals on acquired assets. As a result of this review of the independent appraisals and the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

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

The Company continues to minimize the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. The focus has been to originate variable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans. Variable rate and 15 year fixed rate residential real estate loans are originated for the loan portfolio. Fixed rate, 30 year residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto and recreational vehicle loans, are primarily originated with fixed rates. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched. The balance sheet is slightly asset sensitive.

The overall objective of interest rate risk management is to deliver consistent net interest income growth over a range of possible interest rate environments. We focus on interest rates, careful review of the cash flows of loans and deposits and other modeling assumptions, and asset liability strategies to help attain our goals and objectives.

Another objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits established by the asset/liability committee and approved by our Board. These limits reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. We also evaluate the liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures. Stress testing show the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of the possible risk to future earnings. We attempt to control interest rate risk by identifying and quantifying these risks.

Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess the interest rate risk of our on-going business. We believe that net interest income sensitivity gives us the best perspective on how day-to-day decisions affect our interest rate risk profile. We subject estimated net interest income over a 12 month period to various rate movement using a simulation model for various specified interest rate scenarios. Simulations are run quarterly and include scenarios where market rates are shocked up and down. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as a percentage variance of the net interest income simulations to the base simulation results. The results are compared to policy guidelines and are disclosed in the following table.

Assuming a 200 basis point increase and decrease in interest rates starting on June 30, 2005, we estimate that our net interest income in the following 12 months would increase by 1.91% if rates went up 200 basis points and decrease by 2.02% if rates went down 200 basis points. This demonstrates the asset sensitivity of our balance sheet where the simulated increase in interest income would be greater than the increase in interest expense because our adjustable rate interest-earning assets reprice more quickly than the repricing of our interest-bearing liabilities. In falling rates, the adjustable rate interest earning assets reprice downward more quickly than the repricing of our interest-bearing liabilities. Also shown in the table are the results assuming a 200 basis increase in interest rates and a 100 basis points decrease in interest rates starting June 30, 2004. The 100 basis points decrease scenario in fiscal 2004 was due to the limited capacity to reduce rates on interest-bearing non-maturing deposits (NOW, money market accounts, and savings accounts) at June 30, 2004. Since that date the federal funds rate has increased 200 basis points to 3.25% at June 30, 2005 and rates of interest-bearing non-maturing deposits have also increased. We estimate that our net interest income in the 12 months following June 30, 2004 would increase by 3.20% if rates went up 200 basis points and decrease by 1.43% if rates went down 100 basis points.

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2005	1.91%	-2.02%

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2004	3.20%	-1.43%

We have replaced the Market Risk table with the results of simulation model management utilized to manage interest rate risk. The use of simulation models to test net interest income in a variety of interest rate scenarios is consistent with the interest rate risk management practices of other financial institutions. The use of the simulation model takes into account the expected cash flows from contractual principal and interest payments on investments and loans, and prepayments of loans. It also takes into account the scheduled pricing of variable rate interest-earning assets. Interest rates on interest-bearing, non-maturing deposits are assumed to reprice during the first year of the simulation projections. The result is a measure that is more useful to the reader.

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2005 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,000,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,000,000 due February 23, 2035. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The interest rate was 6.29% at June 30, 2005. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. NBN Capital Trust IV issued $10,000,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate will become variable based on three month LIBOR. In 1999, the Company formed NBN Capital Trust (our initial trust preferred offering) pursuant to which we raised approximately $7,394,849 from the issuance of 9.60% junior subordinated debt. The Company had the right to redeem the junior subordinated debentures issued to NBN Capital Trust and exercised that right on December 31, 2004. On that date NBN Capital Trust paid the liquidation amount of $7.00 per preferred security plus accrued interest based upon an annual interest rate of 9.60%, or a total of $7,345,150. The proceeds from the sale of trust preferred stock by NBN Capital Trust IV were used in part for this redemption. Proceeds in excess of the redemption were used to fund the growth in earning assets. NBN Capital Trust II and III have a similar call option on March 30, 2009 and NBN Capital Trust IV has a call option on February 23, 2010. See Note 19 to the Consolidated Financial Statements. Based on the interest rates at June 30, 2005, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $1,002,000.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	6.29%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.07%

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

In addition to traditional deposits, the Bank has other liquidity sources, including the proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances and brokered time deposits. We monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, quarterly review of liquidity forecasts and periodic review of contingent funding plans.

At June 30, 2005, our banking subsidiary had $122.6 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This represented 21% of total assets, compared to a policy minimum of 10%.

OFF-BALANCE SHEET ARRANGEMENTS & AGGREGATE CONTRACTUAL OBLIGATIONS

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2005, follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 86,197,602	$ 48,500,000	$ 30,697,602	$ -	$ 7,000,000
Junior subordinated debentures	16,496,000	-	-	16,496,000	-
Other borrowings	220,105	103,440	116,665	-	-
Total long-term debt	102,913,707	48,603,440	30,814,267	16,496,000	7,000,000

Operating lease obligations	3,152,774	551,147	611,324	152,633	1,837,670
Total contractual obligations	$ 106,066,481 =========	$ 49,154,587 =========	$ 31,425,591 =========	$ 16,648,633 =========	$ 8,837,670 =========

	Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$ 15,861,000	$ 15,861,000	$ -	$ -	$ -
Commitments related to loans held for sale(2)	2,197,000	2,197,000	-	-	-
Unused lines of credit (3)(4)	46,863,000	25,897,000	2,268,000	1,500,000	17,198,000
Standby letters of credit (5)	3,332,000	3,332,000	-	-	-
	$ 68,253,000 =========	$ 47,287,000 =========	$ 2,268,000 =========	$ 1,500,000 =========	$ 17,198,000 =========
(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expire in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at June 30, 2005 was $4,520.

CAPITAL

At June 30, 2005 and 2004, stockholders' equity totaled $39,869,573 and $36,453,020 respectively, or 6.92% and 6.77% of total assets, respectively. In addition, we had on June 30, 2005 and 2004, $16,496,000 and $13,580,849, respectively, of junior subordinated debentures which mature in 2034 and 2036 and qualify as Tier 1 Capital. See Note 19 to the Consolidated Financial Statements. The changes in stockholders' equity include net income for the year ended June 30, 2005 of $4,018,634 and stock issued for $423,285 from the exercise of stock options, and net unrealized loss on available for sales securities of $726,781which were partially offset by dividend payments of $910,220, and stock repurchases of $843,502, representing 43,609 shares with an average cost of $19.34 per share. See Note 10 to the Consolidated Financial Statements for additional information on capital ratios.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 17, 2004 and will terminate on December 31, 2005. The repurchase program may be discontinued by Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan is classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. Total stock repurchases under the 2004 Plan in fiscal 2005 were 36,500 shares for $698,812 at an average price of $19.15 per share. The remaining repurchase capacity of the 2004 Plan is 144,700 shares. Since inception, total stock repurchases under the 2004 plan were 55,300 shares for $1,061,842 through June 30, 2005. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on diluted earnings per share during 2005 and 2004, by reducing the number of common stock shares outstanding.

In addition to the purchases under the 2004 Stock Repurchase Plan, there were 7,109 shares acquired by the Company from common shares owned and tendered by directors of the Company in the first and second quarters of the fiscal year ended June 30, 2005 to pay the option exercise price for common shares acquired upon exercise of options. The average price of these shares was $20.35.

The combined shares purchased during the year ended June 30, 2005 through the 2004 Stock Repurchase Plan and the Company director's stock option exercise was 43,609 shares for $843,502.

Regulatory capital guidelines require the Bank to maintain certain capital ratios. The Bank's Tier 1 Capital was $47,131,000 or 8.20% of total assets at June 30, 2005 compared to $42,505,000 or 7.88% of total assets at June 30, 2004. We are also required to maintain capital ratios based on the level of assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 10 on the Consolidated Financial Statements.

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

IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) and the SEC issued the following statements and interpretations affecting the Company:

FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("VIE") ("FIN46R") establishes the criteria used to identify VIE's and to determine whether or not to consolidate a VIE. VIEs are those entities in which the total equity investment at risk does not provide the holders of that investment with the characteristics of a controlling financial interest. Pursuant to the criteria established by FIN 46 in 2004, we deconsolidated three affiliated trusts which had been formed for the purposes of issuing capital securities to unaffiliated parties and investing the proceeds in junior subordinated debentures issued by us. Our investment in these affiliated trusts totaled $496,000 at June 30, 2005 which funds were also used by the trusts to invest in junior subordinated debentures issued by us. The results of the deconsolidation and the accounting for these entities was to recognize our equity investments in these entities of $496,000 as other assets and to increase long-term debt by the same amount. The adoption of FIN 46R did not have a material impact on our financial condition, results of operations, earnings per share, or cash flows.

The Company's junior subordinated debentures are included in its Tier 1 capital for regulatory purposes. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit banking holding companies to continue to include junior subordinated debt in Tier 1 capital subject to stricter quantitative and qualitative standards.

FASB issued FASB Statement No. 123 (Revised 2004), "Share-Based Payments" ("FAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock option plans. Current disclosure provisions under FAS 123 are still applicable. In addition to stock options awards granted after July 1, 2005, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the income statement. FAS123R is effective for the interim and annual periods beginning after June 15, 2005. The adoption of FAS123R is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

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

In March, 2004, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments," which provided guidance on accounting for loan commitments at fair value that meet the definition of a derivative. SAB 105 is effective for commitment entered into after March 31, 2004. The guidance clarifies that expected future cash flows related to the servicing of the loan may be recognized only when the servicing asset has been contractually separated from the underlying loan by sale with service retained. SAB 105 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

The Emerging Issue Task Force reached a consensus on EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provided application guidance to assess whether there has been any event or economic circumstance to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-off recorded as a realized loss.

In December, 2004, the FASB announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognized other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosures of EITF 03-1 and all relevant measurement and recognition requirement in other accounting literature. Companies evaluating whether impairment is other-than-temporary under existing requirements should continue to consider the length of time a security has been impaired, the severity of the impairment and the financial condition and near-term prospects of the issuer of the security.

In October, 2004, the EITF issued EITF 04-1 "Accounting for Preexisting Relationships between the Parties to a Business Combination." The Task Force determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. This guidance is applicable to business combination consummated and goodwill impairment test performed in reporting periods beginning after October 31, 2004. The application of this EITF did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Item 7 A.	Quantitative and Qualitative Disclosure about Market Risk

See Item 7 of our Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data
a.	Financial Statements Required by Regulation S-X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Bancorp and Subsidiaries
Auburn, Maine

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Newman & Noyes
Portland, Maine	Baker Newman & Noyes
August 11, 2005	Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 and 2004

ASSETS
	2005	2004
Cash and due from banks	$ 9,254,312	$ 13,955,361
Interest-bearing deposits	1,063,923	692,424
Federal Home Loan Bank overnight deposits	3,555,000	-
Total cash and cash equivalents	13,873,235	14,647,785

Available for sale securities, at market value (notes 2, 8 and 9)	74,345,938	67,471,144
Loans held for sale	318,850	545,722

Loans receivable (notes 3 and 8):
Mortgage loans:
Residential real estate	148,840,093	138,031,157
Construction	17,446,722	12,170,836
Commercial real estate	125,898,821	127,865,964
Total mortgage loans	292,185,636	278,067,957

Commercial loans	68,715,530	64,303,515
Consumer and other loans	102,864,902	91,433,974
	463,766,068	433,805,446
Undisbursed portion of construction loans	(5,245,369)	(3,803,448)
Net deferred loan origination costs	2,531,689	2,592,350
	461,052,388	432,594,348

Less allowance for loan losses (note 3)	5,104,000	4,577,000

Net loans	455,948,388	428,017,348

Premises and equipment - net (note 4)	4,507,114	4,353,208
Acquired assets - net (note 5)	88,646	38,583
Accrued interest receivable - loans	2,039,682	1,725,894
Accrued interest receivable - investments	515,207	467,275
Federal Home Loan Bank stock, at cost (note 8)	6,644,500	6,644,500
Federal Reserve Bank stock, at cost	405,500	-
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,125,536 in 2005 and $1,875,835 in 2004 (note 6)	2,160,693	328,893
Bank owned life insurance (BOLI)	8,563,475	7,759,944
Other assets (notes 6 and 13)	6,081,207	6,345,707

Total assets	$575,900,332 =======	$538,753,900 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
	2005	2004
Liabilities:
Deposits (note 7):
Demand	$ 39,854,720	$ 37,799,644
NOW	64,386,939	64,317,533
Money market	17,142,325	17,553,102
Regular savings	29,807,392	28,804,916
Brokered time deposits	70,424,426	96,713,190
Certificates of deposit under $100,000	124,301,081	99,747,279
Certificates of deposit $100,000 or more	50,301,839	32,884,065
Total deposits	396,218,722	377,819,729

FHLB advances (note 8)	86,197,602	82,977,634
Securities sold under repurchase agreements (note 9)	33,379,412	24,884,869
Junior subordinated debentures issued to affiliated trusts (note 19)	16,496,000	13,580,849
Other liabilities	3,739,023	3,037,799
Total liabilities	536,030,759	502,300,880

Commitments and contingent liabilities (notes 13, 14 and 15)

Stockholders' equity (notes 2, 10, 11, 13 and 14):
Preferred stock, cumulative, $1 stated value, 1,000,000 shares authorized and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,519,832 and 2,525,416 shares outstanding at June 30, 2005 and 2004, respectively	2,519,832	2,525,416
Additional paid-in capital	6,530,836	6,943,894
Retained earnings	31,489,092	28,380,678
Accumulated other comprehensive loss	(670,187)	(1,396,968)

Total stockholders' equity	39,869,573	36,453,020

Total liabilities and stockholders' equity	$575,900,332 =======	$538,753,900 =======

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Interest and dividend income:
Interest on loans	$ 29,104,032	$ 25,301,320	$ 27,107,000
Interest on Federal Home Loan Bank overnight deposits	52,912	16,696	61,104
Interest and dividends on available for sale securities	2,715,236	2,163,955	1,183,020
Dividends on Federal Home Loan Bank stock	264,777	173,957	226,850
Other interest and dividend income	22,025	3,658	7,905

Total interest and dividend income	32,158,982	27,659,586	28,585,879

Interest expense:
Deposits (note 7)	8,624,798	6,566,265	8,189,340
Repurchase agreements	403,539	279,744	96,568
FHLB advances	3,850,815	4,290,459	4,776,856
Junior subordinated debentures (trust preferred securities)	1,087,696	942,313	706,081

Total interest expense	13,966,848	12,078,781	13,768,845

Net interest income before provision for loan losses	18,192,134	15,580,805	14,817,034

Provision for loan losses (note 3)	1,301,600	961,938	1,090,787

Net interest income after provision for loan losses	16,890,534	14,618,867	13,726,247

Noninterest income:
Fees and service charges on loans	615,810	613,420	597,694
Fees for other services to customers	1,067,116	975,886	869,744
Net securities gains (note 2)	67,940	200,815	922,134
Gain (loss) on trading activities	(83)	8,940	(671)
Gain on sales of loans	233,027	682,795	1,049,643
Investment and insurance commissions	2,858,897	1,899,119	1,475,980
BOLI income	330,700	379,635	309,780
Other income (note 7)	492,724	575,043	311,640

Total noninterest income	5,666,131	5,335,653	5,535,944

Noninterest expense:
Salaries and employee benefits (note 14)	$ 9,554,317	$ 8,284,428	$ 7,601,529
Occupancy expense	1,418,696	1,225,780	1,199,502
Equipment expense	1,110,108	950,467	909,096
Intangible assets amortization	249,701	254,953	265,872
Other (notes 2 and 12)	4,351,352	4,083,444	3,553,780

Total noninterest expense	16,684,174	14,799,072	13,529,779

Income before income taxes	5,872,491	5,155,448	5,732,412

Income tax expense (note 13)	1,853,857	1,643,269	1,877,094

Net income	$ 4,018,634 ======	$ 3,512,179 ======	$ 3,855,318 ======

Earnings per common share (notes 11 and 14):
Basic	$ 1.60	$ 1.38	$ 1.46
Diluted	$ 1.57	$ 1.35	$ 1.44

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital
Balance at June 30, 2002	$ 2,786,095	$ 10,374,285

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Treasury stock purchased, 73,385 shares	-	-
Stock options exercised	-	7,407
Dividends on common stock at $0.32 per share	-	-

Balance at June 30, 2003	2,786,095	10,381,692

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Reclassification of treasury stock (note 1)	(260,679)	(2,255,661)
Purchase of 88,286 shares of Company stock	-	(1,535,235)
Stock options exercised	-	353,098
Dividends on common stock at $0.35 per share	-	-

Balance at June 30, 2004	2,525,416	6,943,894

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Purchase of 43,609 shares of Company stock	(43,609)	(799,893)
Stock options exercised	37,875	385,410
Stock grant	150	1,425
Dividends on common stock at $0.36 per share	-	-

Balance at June 30, 2005	$ 2,519,832 ======	$ 6,530,836 ======

See accompanying notes.

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$ 22,748,760	$ 178,162	$ (1,356,511)	$ 34,730,791

3,855,318	-	-	3,855,318
-	(86,993)	-	(86,993)
-	-	-	3,768,325

-	-	(1,180,522)	(1,180,522)
-	-	20,693	28,100
(847,246)	-	-	(847,246)

25,756,832	91,169	(2,516,340)	36,499,448

3,512,179	-	-	3,512,179
-	(1,488,137)	-	(1,488,137)
-	-	-	2,024,042

-	-	2,516,340	-
-	-	-	(1,535,235)
-	-	-	353,098
(888,333)	-	-	(888,333)

28,380,678	(1,396,968)	-	36,453,020

4,018,634	-	-	4,018,634
-	726,781	-	726,781
-	-	-	4,745,415

-	-	-	(843,502)
-	-	-	423,285
-	-	-	1,575
(910,220)	-	-	(910,220)

$ 31,489,092 =======	$ (670,187) =======	$ - =======	$ 39,869,573 =======

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$ 4,018,634	$ 3,512,179	$ 3,855,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,301,600	961,938	1,090,787
Provision for losses on acquired assets	20,000	32,000	56,000
Write-down of available for sale securities	27,849	171,312	66,832
Write-down of non-marketable securities	96,931	341,544	182,666
Deferred income tax (benefit) expense	(197,522)	(294,737)	(34,667)
BOLI income	(330,700)	(379,635)	(309,780)
Depreciation of premises and equipment	711,339	625,602	588,877
Amortization of intangible assets	249,701	254,953	265,872
Net gain on sale of available for sale securities	(67,940)	(200,815)	(922,134)
Net gain on sales of loans	(233,027)	(682,795)	(1,049,643)
Net gain on the sale of fixed assets	(59,719)	-	-
Gain on sale of deposits	-	(264,395)	-
Originations of loans held for sale	(11,730,861)	(27,134,263)	(49,127,483)
Proceeds from sale of loans held for sale	11,777,575	30,114,874	45,894,661
Other	(293,675)	442,996	252,642
Change in other assets and liabilities:
Interest receivable	(361,720)	(260,581)	296,305
Other assets and liabilities	729,272	(35,425)	(85,879)

Net cash provided by operating activities	5,657,737	7,204,752	1,020,374

Cash flows from investing activities:
Federal reserve stock purchased	(405,500)	-	-
Proceeds from the sale of available for sale securities	1,126,131	14,204,637	26,171,196
Purchases of available for sale securities	(22,862,781)	(47,429,152)	(42,689,054)
Proceeds from maturities and principal payments on available for sale securities	15,859,638	8,160,266	4,836,934
Proceeds from sale of portfolio loans	-	-	366,438
Net increase in loans	(29,089,041)	(53,960,186)	(4,884,056)
Purchases of premises and equipment	(1,241,683)	(1,105,164)	(531,194)
Proceeds from sale of premises and equipment	481,794	15,153	141,757
Proceeds from sale of acquired assets	497,507	434,339	1,331,101
Other	(75,492)	-	-
Purchase of retirement annuity	(900,000)	-	-
Purchase of BOLI	(529,184)	-	(7,120,041)
Cash paid in connection with acquisition of Solon-Anson Insurance Agency (note 6)	(993,469)	-	-

Net cash used by investing activities	(38,132,080)	(79,680,107)	(22,376,919)

Cash flows from financing activities:
Net increase in deposits	$ 18,398,993	$ 64,580,608	$ 15,545,302
Cash paid on sale of deposits	-	(5,239,432)	-
Advances from the Federal Home Loan Bank	33,000,000	17,500,000	9,000,000
Repayment of advances from the Federal Home Loan Bank	(24,403,032)	(23,449,936)	(8,406,038)
Net advances (repayments) on Federal Home Loan Bank overnight advances	(5,377,000)	2,332,000	45,000
Net increase in repurchase agreements	8,494,543	8,782,451	7,230,776
Dividends paid	(910,220)	(888,333)	(847,246)
Company stock purchased	(698,812)	(1,535,235)	(1,180,522)
Issuance of common stock	280,170	353,098	28,100
Debt issuance costs paid	-	(120,000)	-
Proceeds from issuance of junior subordinated debentures	10,310,000	6,000,000	-
Repayment of junior subordinated debentures	(7,394,849)	-	-

Net cash provided by financing activities	31,699,793	68,315,221	21,415,372

Net (decrease) increase in cash and cash equivalents	(774,550)	(4,160,134)	58,827

Cash and cash equivalents, beginning of year	14,647,785	18,807,919	18,749,092

Cash and cash equivalents, end of year	$ 13,873,235 ======	$ 14,647,785 ======	$ 18,807,919 ======

Supplemental schedule of cash flow information:
Interest paid	$ 13,214,688	$ 11,830,290	$ 13,827,252
Income taxes paid	2,017,222	1,799,868	1,943,800

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$ 570,339	$ 408,166	$ 897,215
Deconsolidation of NBN Capital Trusts, increase in other assets and junior subordinated debentures issued to affiliated trusts	-	407,851	-
Stock tendered in cashless stock option exercise	144,690	-	-
Change in valuation allowance for unrealized losses (gains) on available for sale securities, net of tax	(726,781)	1,488,137	86,993
Net change in deferred taxes for unrealized losses (gains) on available for sale securities	(374,404)	766,616	44,815

See note 6 for non-cash activities related to acquisition.

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005, 2004 and 2003

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

Northeast Bancorp (the Company) is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (FRB) under the Bank Holding Company Act of 1956. The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine through its wholly-owned subsidiary, Northeast Bank (the Bank), a Maine state-chartered universal bank. Effective August, 2004, the Bank converted its charter to a state bank, and became a member of the Federal Reserve Bank of Boston. As a result, the Bank is no longer a federal savings and loan association subject to regulation by the Office of Thrift Supervision, but instead is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The Bank's name was changed to Northeast Bank at conversion from Northeast Bank, FSB. The Bank is also subject to the regulations of the Federal Deposit Insurance Corporation (FDIC). The Bank faces vigorous competition from banks and other financial institutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Northeast Bancorp, and its wholly-owned subsidiary, Northeast Bank (including the Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.). All significant intercompany transactions and balances have been eliminated in consolidation.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R") which, in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. FIN 46R establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. In fiscal 2004, pursuant to the criteria established by FIN 46R, the Company deconsolidated three trusts which the Company had formed for the purposes of issuing trust preferred securities to unaffiliated parties and investing the proceeds from the sale thereof and the common securities of the trusts in junior subordinated debentures issued by the Company. The affiliated trusts are NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III. The result of the deconsolidation and the accounting for these entities was to recognize investments in these entities of approximately $408,000 in the aggregate in other assets and to report the amount of junior subordinated debentures issued by the Company to such entities, rather than the related trust preferred securities, in the consolidated statement of financial condition which resulted in a $408,000 increase in this liability. The adoption of FIN 46R did not have an impact on the Company's financial condition, results of operations, earnings per share or cash flows.

NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III are considered affiliates. Prior to the adoption of FIN 46R in 2004, these trusts were included in consolidation and were considered subsidiaries. NBN Capital Trust was the only such entity in existence at June 30, 2003. NBN Capital Trust II and NBN Capital Trust III were formed in December 2003. (See note 19)

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits, federal funds sold and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2005, the reserve balance was approximately $2,950,000.

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

Non-marketable Investment Securities

The Company has a limited number of investments in enterprises that are not actively traded on a public exchange. These investments are carried at cost less other-than-temporary declines in fair value below cost. These investments represent an ownership interest of less than 5% of the enterprise and the Company does not exercise significant influence over these entities. When a decline in fair value below cost of a non-marketable security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's basis. Fair values of non-marketable securities are based on discounted cash flows calculations prepared by management. The cash flows are estimates based on a combination of the anticipated return of capital projected from investment managers and the operating results of the underlying investments reported on a quarterly or more frequent basis to management. The fair values are calculated annually, sooner if the operating results or other financial information indicates impairment has occurred. Based on management's assessment, there has been a decline in value below cost on certain non-marketable investments. Accordingly, the Company recorded write-downs of non-marketable securities of $96,931, $341,544 and $182,666 in 2005, 2004 and 2003, respectively. These investments are included in other assets in the consolidated statements of financial condition. The amount of such investments was approximately $667,000 at June 30, 2005 and $678,000 at June 30, 2004.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost. Each is a restricted investment.

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the fair value at June 30, 2005 and 2004. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2005 and 2004 was approximately $368,000 and $544,000, respectively, and is included in other assets in the consolidated statements of financial condition. The fair value of mortgage servicing rights approximates carrying value. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses for these loans is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.

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

Goodwill and Intangible Assets

Goodwill arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life. The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Intangible assets include a noncompete agreement and customer lists which are being amortized on a straight-line basis over the estimated lives of the asset ranging from five to twelve years. Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2006 - $302,000; 2007 - $281,000; 2008 - $252,000; 2009 - $234,000; and 2010 - $208,000.

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $336,000, $358,000 and $233,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

	Years Ended June 30,
	2005	2004	2003

Net income, as reported	$ 4,018,634	$ 3,512,179	$ 3,855,318
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,513	-	-

Pro forma net income	$ 4,017,121 ======	$ 3,512,179 ======	$ 3,855,318 ======

Earnings per share:
Basic - as reported	1.60 =====	1.38 =====	1.46 =====
Basic - pro forma	1.59 =====	1.38 =====	1.46 =====
Diluted - as reported	1.57 =====	1.35 =====	1.44 =====
Diluted - pro forma	1.57 =====	1.35 =====	1.44 =====

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	2.8%	-	-
Expected volatility	24.3%	-	-
Risk-free interest rates	4.5%	-	-
Expected lives	8 years	-	-

There were no stock options granted in 2004 and 2003. The Company's stock options immediately vest upon being granted.

In December 2004, the FASB issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments ("FAS 123R"), revising FASB Statement No. 123. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires the Company to recognize compensation costs for stock-based payments using the fair-value based method. Implementation of the provisions of FAS 123R is effective for the Company beginning July 1, 2005. Since all options currently outstanding are fully vested, the impact of adoption of FAS 123R will be dependent on the amount and extent of future options granted.

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

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the Company to recognize all derivatives on the statement of financial condition at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and certain residential mortgage loan commitments for resale into the secondary market. The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2005, 2004 and 2003 which are not used as a hedge, but are classified as trading, is immaterial to the Company's financial position, liquidity, or results of operations.

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

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company. As of June 30, 2005, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $69,899,000.

Treasury Stock

On July 1, 2003, the Maine Business Corporation Act became effective. This Act eliminated the concept of treasury stock, instead providing that shares of its stock acquired by the Company simply constitute authorized but unissued shares. Accordingly, all stock held by the Company as treasury stock has been reclassified as authorized but unissued stock in accordance with the Act.

2.   Available for Sale Securities

A summary of the cost and approximate market values of available for sale securities at June 30, 2005 and 2004 follows:

	2005		2004
	Cost	Market Value	Cost	Market Value
Debt securities issued by U.S. Government-sponsored enterprises	$ 26,271,307	$ 25,762,186	$ 25,687,976	$ 24,745,788
Mortgage-backed securities	46,647,228	46,153,494	41,761,820	40,587,389
Corporate bond	500,000	493,085	-	-
Equity securities	1,942,837	1,937,173	2,137,967	2,137,967

	$ 75,361,372 =======	$ 74,345,938 =======	$ 69,587,763 =======	$ 67,471,144 =======

The gross unrealized gains and unrealized losses on available for sale securities are as follows:

	2005		2004
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$ 7,891	$ 517,012	$ 2,565	$ 944,753
Mortgage-backed securities	48,517	542,251	29,062	1,203,493
Corporate bond	-	6,915	-	-
Equity securities	34,668	40,332	-	-

	$ 91,076 ======	$ 1,106,510 ======	$ 31,627 ======	$ 2,148,246 =======

At June 30, 2005, mortgage-backed and U. S. Government-sponsored enterprise securities with a market value of approximately $72,409,000 were pledged as collateral to secure outstanding repurchase agreements, FHLB advances and other purposes.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less than 12 Months		More than 12 Months		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government- sponsored enterprises	$ 9,597,766	$ 70,143	$15,756,908	$ 446,869	$25,354,674	$ 517,012
Corporate bond	493,085	6,915	-	-	493,085	6,915
Mortgage-backed securities	26,299,153	134,058	12,974,563	408,193	39,273,716	542,251
Equity securities	594,302	40,332	-	-	594,302	40,332

	$36,984,306 =======	$ 251,448 ======	$28,731,471 =======	$ 855,062 ======	$65,715,777 =======	$1,106,510 ======

Unrealized losses within U.S. Government-sponsored enterprises of $517,012 consist of thirteen individual debt securities issued by the FHLB, FHLMC and FNMA of which eight securities have had continuous losses for more than one year. Unrealized losses within the mortgage-backed securities category of $542,251 consist of fifteen individual debt securities, of which thirteen securities have had continuous losses for more than one year. The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and normal market fluctuations. Unrealized losses on equity securities consist of forty-six equity securities that have been in a loss position for less than one year.

The following summarizes the Company's gross unrealized losses and market values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

	Less than 12 Months		More than 12 Months		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government- sponsored enterprises	$20,983,958	$ 692,101	$ 3,259,570	$ 252,652	$24,243,528	$ 944,753
Mortgage-backed securities	37,849,893	1,085,780	2,032,827	117,713	39,882,720	1,203,493

	$58,833,851 =======	$1,777,881 =======	$5,292,397 =======	$370,365 =======	$64,126,248 =======	$2,148,246 ======

Unrealized losses within U.S. Government-sponsored enterprises of $944,753 consist of eleven individual debt securities issued by the FHLB, FHLMC and FNMA of which two securities have had continuous losses for more than one year. Unrealized losses within the mortgage-backed securities category of $1,203,493 consist of thirteen individual debt securities issued by U.S. Government-sponsored enterprises, of which one security has had continuous losses for more than one year. The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available for sale securities are other-than-temporarily impaired at June 30, 2005 or 2004.

Included in accumulated other comprehensive loss as an adjustment to stockholders' equity are the following:

	2005	2004

Net unrealized losses	$ (1,015,434)	$ (2,116,619)
Deferred tax effect	345,247	719,651

Accumulated other comprehensive loss	$ (670,187) =======	$ (1,396,968) =======

The cost and market values of available for sale securities at June 30, 2005, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Market Value

Due after one year through five years	$ 22,392,126	$ 21,926,260
Due after five years through ten years	2,988,653	2,978,520
Due after ten years	1,390,528	1,350,491

	26,771,307	26,255,271
Mortgage-backed securities (consisting of securities with interest rates ranging from 4.0% to 6.375% maturing November 2007 to September 2032)	46,647,228	46,153,494
Equity securities	1,942,837	1,937,173

	$ 75,361,372 =======	$ 74,345,938 =======

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2005, were $72,238 and $4,298, respectively, for the year ended June 30, 2004, were $215,572 and $14,757, respectively, and for the year ended June 30, 2003, were $923,051 and $917, respectively.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in market value of equity securities. During the years ended June 30, 2005, 2004 and 2003, write-downs of available for sale securities were $27,849, $171,312 and $66,832, respectively, and are included in other expense in the consolidated statements of income.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine. However, the Company occasionally purchases residential mortgage loans in the open market out of this geographical area when management believes this is prudent. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. The majority of loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy. Also, the Company participates in indirect lending arrangements for automobile, equipment, mobile home and recreational vehicle loans. The Company's indirect lending activities are conducted throughout the State of Maine, but are concentrated in south-central and western Maine.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $3,309,289 and $2,418,630 at June 30, 2005 and 2004, respectively. In 2005, new loans and advances granted to related parties totaled $2,056,722 and payments and reductions amounted to $1,166,063. In 2004, new loans and advances totaled $6,133,463 and payments and reductions amounted to $7,954,687

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $132,000 and $167,000 at June 30, 2005 and 2004, respectively.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2005	2004	2003

Balance at beginning of year	$ 4,577,000	$ 4,016,000	$ 3,496,000
Provision charged to operating expenses	1,301,600	961,938	1,090,787

Loans charged off	(935,285)	(736,706)	(971,383)
Recoveries on loans previously charged off	160,685	335,768	400,596

Net loans charged off	(774,600)	(400,938)	(570,787)

Balance at end of year	$ 5,104,000 ======	$ 4,577,000 ======	$ 4,016,000 ======

Commercial and commercial real estate loans with balances greater than $25,000 are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired. Certain loans are exempt from individual impairment evaluation, including large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans and commercial loans with balances less than $25,000.

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

The following table summarizes information about impaired loans at or for the years ended:

	2005	2004	2003

Impaired loans	$ 2,190,143	$ 2,050,454	$ 1,165,132
Impaired loans with related allowances	810,543	928,211	573,068
Allowances on impaired loans	118,778	170,000	320,000

Average balance of impaired loans during the year	1,760,925	899,853	1,189,177
Interest recognized on impaired loans	85,900	-	23,775

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2005 and 2004, totaled approximately $1,698,000 and $1,677,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2005, 2004 and 2003, totaled approximately $35,000, $65,000 and $65,000, respectively. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $61,320,000, $69,462,000 and $49,174,000 at June 30, 2005, 2004 and 2003, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2005 and 2004, are summarized as follows:

	2005	2004

Land	$ 875,096	$ 982,914
Buildings	1,913,105	2,161,691
Leasehold and building improvements	1,674,504	1,588,525
Furniture, fixtures and equipment	5,244,651	4,690,068

	9,707,356	9,423,198
Less accumulated depreciation	5,200,242	5,069,990

Net premises and equipment	$ 4,507,114 ======	$ 4,353,208 ======

Depreciation of premises and equipment, included in occupancy and equipment expense, was $711,339, $625,602 and $588,877 for the years ended June 30, 2005, 2004 and 2003, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2005	2004

Real estate properties acquired in settlement of loans and other acquired assets	$ 109,312	$ 51,590
Less allowance for losses	20,666	13,007

	$ 88,646 ====	$ 38,583 ====

Activity in the allowance for losses on acquired assets was as follows:

	2005	2004	2003

Balance at beginning of year	$ 13,007	$ 10,659	$ 16,448
Provision for losses on acquired assets	20,000	32,000	56,000
Write-downs	(12,341)	(29,652)	(61,789)

Balance at end of year	$ 20,666 ====	$ 13,007 ====	$ 10,659 ====

6.   Acquisition of Insurance Agencies

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. See the details of the purchase price below. In connection with the acquisition, NFS entered into certain compensation arrangements with the sellers. NFS purchased an annuity for $900,000 to provide deferred compensation payments to the former owners, Craig and Sharon Sargent. The annuity remains an asset of the Company and is included in other assets in the consolidated statement of financial position. These payments are contingent on meeting the conditions of their respective employment contracts, and are subject to a vesting schedule over the term of each employment contract. The acquisition of Solon-Anson Insurance Agency used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which will be amortized over twelve years. No goodwill was recognized. The results of operations of Solon-Anson have been included in the consolidated financial statements of the Company since the acquisition date. There is no pro-forma disclosure included because Solon-Anson was not considered a significant acquisition. The following is a summary of the assets and liabilities acquired and allocation of the purchase price.

Purchase price:
Cash paid	$ 993,469
Debt assumed	683,104
Other liabilities	457,620

Total	$ 2,134,193 ======

Allocation:
Customer list	$ 2,081,500
Office equipment	50,831
Other assets	1,862

Total	$ 2,134,193 ======

This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 21,000 customers. This acquisition is part of the Company's plans to enhance sources of fee income.

Solon-Anson merged with NFS, with NFS being the surviving company, effective April 1, 2005. This had no impact on the financial position or results of operations of the Company. On May 2, 2005, NFS changed its name to Northeast Bank Insurance Group, Inc.

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted Average Rate at June 30, 2005	2005		2004
		Amount	Percent	Amount	Percent

Demand	0.00%	$ 39,854,720	10.1%	$ 37,799,644	10.0%
NOW	1.57	64,386,939	16.3	64,317,533	17.0
Money market	1.47	17,142,325	4.3	17,553,102	4.6
Regular savings	0.76	29,807,392	7.5	28,804,916	7.6
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.75	150,097	0.0	2,110,257	0.6
1.00 - 3.75%	2.92	200,317,648	50.6	184,031,968	48.7
3.76 - 5.75%	4.60	43,973,486	11.1	40,355,901	10.7
5.76 - 7.75%	6.30	586,115	0.1	2,846,408	0.8

	2.64% ====	$396,218,722 =======	100.0% =====	$377,819,729 ========	100.0% =====

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2006	2007	2008	2009	2010	Thereafter
Less than 1.00%	$ 150,097	$ -	$ -	$ -	$ -	$ -
1.00-3.75%	134,247,760	50,513,010	10,034,485	5,522,393	-	-
3.76-5.75%	88,982	15,938,786	5,309,367	7,572,570	14,880,580	183,201
5.76-7.75%	369,750	188,255	-	-	-	28,110

	$134,856,589 ========	$66,640,051 =======	$15,343,852 =======	$13,094,963 =======	$14,880,580 =======	$ 211,311 ========

Interest expense on deposits for the years ended June 30, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

NOW	$ 808,762	$ 650,203	$ 958,230
Money market	212,744	179,462	360,632
Regular savings	230,201	244,789	269,458
Certificates of deposit and brokered time deposits	7,373,091	5,491,811	6,601,020

	$ 8,624,798 ======	$ 6,566,265 ======	$ 8,189,340 ======

In the fourth quarter of fiscal year 2004, the Company sold the deposits of its Richmond, Maine branch and the branch was closed. The deposits sold totaled approximately $5,518,000. The Company recognized a gain on sale of deposits of $264,395 from this transaction, which is included in other income in the 2004 consolidated statement of income.

 8.   Borrowings

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

June 30, 2005
Principal Amounts	Interest Rates	Maturity Dates

$ 49,309,004	2.08% - 6.79%	2006
13,831,915	2.22 - 3.57	2007
16,056,683	2.68 - 5.68	2008
7,000,000	4.50 - 4.99	2011

$ 86,197,602 =======

June 30, 2004
Principal Amounts	Interest Rates	Maturity Dates

$ 21,493,278	1.44% - 6.65%	2005
31,500,000	2.08 - 6.79	2006
7,000,000	2.22 - 2.71	2007
15,984,356	2.68 - 5.68	2008
7,000,000	4.50 - 4.99	2011

$ 82,977,634 =======

At June 30, 2005, FHLB advances of $22,500,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2005, the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available. Also at June 30, 2005, the Company had approximately $22,557,000 of additional capacity to borrow from the FHLB for long-term advances.

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $26,511,580 through the Fed Discount Window Borrower-in-Custody program. The Bank pledged $33,139,474 of its indirect auto loan portfolio as collateral for this line of credit. If used, interest is based upon the current federal funds rate plus 1.00%. Northeast Bank used this line of credit for one day in fiscal 2005 and no balances outstanding at June 30, 2005.

9.   Securities Sold Under Repurchase Agreements

During 2005 and 2004, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 1.48% and 1.19% at June 30, 2005 and 2004, respectively. These borrowings, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a market value of $34,816,000 and amortized cost of $35,400,000 at June 30, 2005 and a market value of $26,179,000 and amortized cost of $27,144,000 at June 30, 2004. The average balance of repurchase agreements was $30,572,422 and $25,052,000 during the years ended June 30, 2005 and 2004, respectively. The maximum amount outstanding at any month-end during 2005 and 2004 was $36,506,000 and $31,022,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2005 and 2004.

10.  Capital and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

As of June 30, 2005 and 2004, the most recent notification from the Company and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2005 and 2004, the Company and the Bank ratios exceeded the regulatory requirements. Management believes that the Company and the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2005 and 2004.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2005:
Northeast Bancorp:
Total capital to risk weighted assets	$59,395	13.54%	> $35,082	> 8.0%	> $43,852	> 10.0%
Tier 1 capital to risk weighted assets	$51,085	11.65%	> $17,541	> 4.0%	> $26,311	> 6.0%
Tier 1 capital to total average assets	$51,085	8.85%	> $23,081	> 4.0%	> $28,852	> 5.0%

As of June 30, 2004:
Northeast Bancorp:
Total capital to risk weighted assets	$55,042	13.09%	> $33,638	> 8.0%	> $42,048	> 10.0%
Tier 1 capital to risk weighted assets	$46,167	10.98%	> $16,819	> 4.0%	> $25,229	> 6.0%
Tier 1 capital to total average assets	$46,167	9.39%	> $19,668	> 4.0%	> $24,585	> 5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2005:
Northeast Bank:
Total capital to risk weighted assets	$52,235	11.97%	> $34,901	> 8.0%	> $43,627	> 10.0%
Tier 1 capital to risk weighted assets	$47,131	10.80%	> $17,451	> 4.0%	> $26,176	> 6.0%
Tier 1 capital to total average assets	$47,131	8.20%	> $22,979	> 4.0%	> $28,724	> 5.0%

As of June 30, 2004:
Northeast Bank:
Total capital to risk weighted assets	$44,815	10.68%	> $33,563	> 8.0%	> $41,954	> 10.0%
Tier 1 capital to risk weighted assets	$42,505	10.13%	> $16,781	> 4.0%	> $25,172	> 6.0%
Tier 1 capital to total average assets	$42,505	7.88%	> $21,570	> 4.0%	> $26,962	> 5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules (approximately $6,807,000 is available at June 30, 2005).

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 17, 2004 and will terminate on December 31, 2005. The repurchase program may be discontinued by Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. Total stock repurchases under the 2004 plan were 55,300 shares for $1,061,842 through June 30, 2005. Total stock repurchases in fiscal 2005 were 36,500 shares for $698,812 at an average price of $19.15 per share. The remaining repurchase capacity of the 2004 Plan is 144,700 shares. As of June 30, 2005, the Company had repurchased $4,193,602 of its common stock. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on diluted earnings per share during 2005 and 2004, by reducing the number of common stock shares outstanding.

There were 7,109 shares acquired by the Company in addition to the 2004 Stock Repurchase Plan from the exercise of stock options paid with stock previously acquired by the option owner, so called cashless stock option exercise. The average price of these shares was $20.35.

The combined shares purchased through the 2004 Stock Repurchase Plan and the cashless stock option exercise was 43,609 shares for $843,502.

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

	2005	2004	2003

Average shares outstanding, used in computing Basic EPS	2,518,764	2,543,812	2,644,317

Dilutive effect of stock options	44,781	61,098	41,626

Average equivalent shares outstanding, used in computing Diluted EPS	2,563,545 ======	2,604,910 ======	2,685,943 ======

12.  Other Expenses

Other expenses include the following for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003

Professional fees	$ 658,334	$ 435,197	$ 471,898
Advertising expense	336,201	358,352	233,110
Write-down of non-marketable securities	96,931	341,544	182,666
Computer services and processing costs	472,154	330,535	245,441
Real estate owned expenses	8,117	6,079	24,951
Write-down of available for sale securities	27,849	171,312	66,832
Other	2,751,766	2,440,425	2,328,882

	$ 4,351,352 ======	$ 4,083,444 ======	$ 3,553,780 ======

13.  Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003
Federal:
Current	$ 1,965,463	$ 1,859,264	$ 1,835,636
Deferred	(197,522)	(294,737)	(34,667)

	1,767,941	1,564,527	1,800,969

State and local - current	85,916	78,742	76,125

	$ 1,853,857 ======	$ 1,643,269 ======	$ 1,877,094 ======

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2005, 2004 and 2003:

	2005		2004		2003
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$ 1,996,646	34.0%	$ 1,752,852	34.0%	$ 1,949,020	34.0%
State tax, net of federal tax benefit	56,705	1.0	51,970	1.0	50,242	0.9
Dividend received deduction	(34,310)	(0.6)	(32,916)	(0.6)	(20,364)	(0.4)
Non-taxable BOLI income	(93,278)	(1.6)	(129,076)	(2.5)	(105,325)	(1.8)
Other	(71,906)	(1.3)	439	0.0	3,521	0.0

	$ 1,853,857 ======	31.5% ====	$ 1,643,269 ======	31.9% ====	$ 1,877,094 ======	32.7% ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004, are presented below:

	2005	2004
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,735,000	$ 1,498,000
Interest on nonperforming loans	29,000	22,000
Deferred gain on loan sales	12,000	16,000
Difference in tax and financial statement bases of investments	441,000	851,000
Difference in tax and financial statement amortization of goodwill and other intangible assets	297,000	272,000
Other	208,000	178,000

Total deferred tax assets	2,722,000	2,837,000

Deferred tax liabilities:
Mortgage servicing rights	(136,000)	(200,000)
Premises and equipment	(273,000)	(248,000)
Prepaid expenses	(109,000)	-
Other	-	(8,000)

Total deferred tax liabilities	(518,000)	(456,000)

Net deferred tax assets, included in other assets	$ 2,204,000 ======	$ 2,381,000 ======

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation allowance has been recorded.

In prior years, the Bank utilized the percentage of income bad debt deduction to calculate its bad debt expense for tax purposes as was then permitted by the Internal Revenue Code. Subsequent tax legislation required the Company to recapture a portion of its tax bad debt reserves. Except as stated below, the unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. However, the balance of the tax bad debt reserves is subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders. For federal income tax purposes, the Company has designated approximately $2,400,000 of net worth as a reserve for tax basis bad debts on loans. No deferred taxes have been provided for base year reserve recapture as management plans to avoid the events that would cause such recapture.

14.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 21, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2005, 2004 and 2003, the Company contributed $186,649, $165,337 and $150,238, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. There were no discretionary contributions in 2005, 2004 or 2003.

Stock Option Plans

The Company has adopted Stock Option Plans. Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Stock Option Plans. Under the Stock Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and directors. All options granted under the Stock Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Options immediately vest upon being granted. The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options and five years after the grant date for nonqualified stock options.

In accordance with the Stock Option Plans, a total of 383,000 shares of unissued common stock were reserved for granting. Of these shares, 89,000 were designated for the incentive stock option plan, 9,000 for the nonqualified stock plan and the remaining 285,000 for either plan. At June 30, 2005, a total of 178,500 shares remain available to be granted including 7,500 available for the incentive stock option plan, 1,000 for the nonqualified stock plan and 170,000 for either plan.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	108,875	$ 11.79	146,000	$ 11.26	151,500	$ 11.30
Granted	1,000	12.75	-	-	-	-
Exercised	(37,875)	11.18	(36,625)	9.58	(2,500)	11.25
Expired	(500)	18.50	(500)	18.50	(3,000)	13.15

Outstanding and exercisable at end of year	71,500 ====	$ 12.31 ====	108,875 ====	$ 11.79 ====	146,000 ====	$ 11.26 ====

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$8.00 to $9.00	30,000	4.3	8.45
$10.50	1,000	3.6	10.50
$12.00 to $13.50	24,000	6.1	13.10
$15.00 to $18.50	16,500	2.7	18.31

$8.00 to $18.50	71,500 ====		$12.31 ====

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

Financial instruments with contract amounts which represent credit risk:

	2005	2004

Commitments to originate loans:
Residential real estate mortgages	$ 7,510,000	$ 11,600,000
Residential real estate mortgages held for sale	2,197,000	1,170,000
Commercial real estate mortgages, including multi-family residential real estate	5,684,000	11,146,000
Commercial business loans	2,667,000	1,033,000

	18,058,000	24,949,000

Unused lines of credit	41,618,000	30,453,000
Standby letters of credit	3,332,000	3,959,000
Unadvanced portions of construction loans	5,245,000	3,803,000

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

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under leases approximated $708,000, $505,000 and $473,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2005 and those entered into subsequent to June 30, 2005, are as follows:

2006	$ 551,000
2007	468,000
2008	143,000
2009	75,000
2010	77,000
2011 and after	1,838,000

$ 3,152,000 ======

The Company's lease of a new office building commences August 2005. Since the present value of the minimum lease payments exceeds 90% of the estimated fair value of the building, it will be treated as a capital lease. A capital lease asset and related debt of $2,990,000 was recognized subsequent to June 30, 2005.

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16.  Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2005 and 2004, and for each of the years in the three year period ended June 30, 2005, are presented below.

Balance Sheets	June 30,
Assets	2005	2004

Cash (primarily deposited with banking subsidiary)	$ 3,279,426	$ 5,646,368
Available for sale securities	667,214	-
Investment in banking subsidiary	48,676,098	41,495,928
Investment in common securities of affiliated trusts	496,000	407,851
Goodwill, net	407,897	407,897
Other assets	2,913,218	2,076,719

Total assets	$ 56,439,853 =======	$ 50,034,763 =======

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$ 16,496,000	$ 13,580,849
Other liabilities	74,280	894

	16,570,280	13,581,743

Stockholders' equity	39,869,573	36,453,020

Total liabilities and stockholders' equity	$ 56,439,853 =======	$ 50,034,763 =======

Statements of Income
	Years Ended June 30,
	2005	2004	2003
Income:
Dividends from banking subsidiary	$ 300,000	$ 2,350,000	$ 2,525,000
Other income	175,715	26,534	21,756

Total income	475,715	2,376,534	2,546,756

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	1,087,696	942,313	727,379
General and administrative expenses	610,330	91,930	77,652

Total expenses	1,698,026	1,034,243	805,031

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(1,222,311)	1,342,291	1,741,725

Income tax expense (benefit)	602,665	(267,830)	(269,622)

Income (loss) before equity in undistributed net income of subsidiaries	(619,646)	1,610,121	2,011,347

Equity in undistributed net income of subsidiaries	4,638,280	1,902,058	1,843,971

Net income	$ 4,018,634 ======	$ 3,512,179 ======	$ 3,855,318 ======

	Years Ended June 30,
Statements of Cash Flows	2005	2004	2003

Cash flows from operating activities:
Net income	$ 4,018,634	$ 3,512,179	$ 3,855,318
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	47,170	60,174	17,474
Undistributed earnings of subsidiaries	(4,638,280)	(1,902,058)	(1,843,971)
Write down on available for sale securities	27,849	-	-
Net gain on available for sale securities	(64,174)	-	-
Other	7,783	-	-
(Increase) decrease in other assets	(883,669)	(268,736)	(260,163)
(Decrease) increase in other liabilities	73,386	(432)	11

Net cash (used) provided by operating activities	(1,411,301)	1,401,127	1,768,669

Cash flows from investing activities:
Purchase of common securities of affiliated trusts	(310,000)	(186,000)	-
Increase in investment of bank subsidiary	(1,800,000)	-	-
Proceeds from the sale of securities of affiliated trusts	221,851	-	-
Available for sale securities transferred from the bank	(669,045)	-	-
Purchase of available for sale securities	(733,351)	-	-
Sales of available for sale securities	748,615	-	-

Net cash used by investing activities	(2,541,930)	(186,000)	-

Cash flows from financing activities:
Issuance of common stock	280,170	353,098	28,100
Repayment of junior subordinate debentures	(7,394,849)	-	-
Company stock purchased	(698,812)	(1,535,235)	(1,180,522)
Dividends paid to stockholders	(910,220)	(888,333)	(847,246)
Payments for debt issuance costs	-	(120,000)	-
Proceeds from issuance of junior subordinated debentures to affiliated trusts	10,310,000	6,186,000	-

Net cash provided (used) by financing activities	1,586,289	3,995,530	(1,999,668)

Net increase (decrease) in cash	(2,366,942)	5,210,657	(230,999)

Cash, beginning of year	5,646,368	435,711	666,710

Cash, end of year	$ 3,279,426 ======	$ 5,646,368 ======	$ 435,711 ======

Supplemental schedule of cash flow information:
Interest paid	$ 1,087,696	$ 942,313	$ 727,379

17.  Other Comprehensive Income

The components of other comprehensive income for the years ended June 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Unrealized (losses) gains arising during the period, net of tax effect of $(339,093) in 2005, $756,585 in 2004 and $245,988 in 2003	$ 658,431	$(1,468,665)	$ 477,506

Reclassification adjustment for gains on investments, net of write-downs, included in net income, net of tax effect of $35,311 in 2005, $10,031 in 2004 and $290,803 in 2003	(68,350)	19,472	564,499

Other comprehensive income	$ 726,781 =====	$(1,488,137) =======	$ (86,993) =====

18.  Segment Reporting

Northeast Bancorp through its banking subsidiary, Northeast Bank and its subsidiary, Northeast Bank Insurance Group, Inc., provides a broad range of financial services to individuals and companies in western and south-central Maine. These services include lending, demand, savings and time deposits, cash management, investment, insurance and trust services. While the Company's senior management team monitors the operations of the subsidiaries, the subsidiaries are primarily organized to operate in the banking industry. Substantially all income and services are derived from banking products and services in Maine. Accordingly, the Company's subsidiaries are considered by management to be aggregated in one reportable operating segment.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include junior subordinated debentures acquired by the affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date

NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	6.29%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035

Total	$ 16,000,000 ======	$ 496,000 =====	$ 16,496,000 ======	6.07% ====

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 6.29% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts.

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

Federal Home Loan Bank and Federal Reserve Bank Stock - These financial instruments do not have a market nor is it practical to estimate the fair value without incurring excessive costs.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 13,873	$ 13,873	$ 14,648	$ 14,648
Available for sale securities	74,346	74,346	67,471	67,471
Regulatory stock	7,050	7,050	6,645	6,645
Loans held for sale	319	319	546	557
Loans	455,948	464,567	428,017	430,666
Interest receivable	2,555	2,555	2,193	2,193
BOLI	8,563	8,563	7,760	7,760

Financial liabilities:
Deposits (with no stated maturity)	151,191	151,191	148,475	148,475
Time deposits	245,028	244,458	229,345	229,525
Borrowed funds	86,418	86,957	82,978	82,922
Repurchase agreements	33,379	33,379	24,885	24,885
Junior Subordinated Debentures	16,496	16,496	13,581	13,739

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2005, 2004 and 2003

	June 30, 2005			June 30, 2004			June 30, 2003

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest earning-assets:
Investment securities (1)	$ 69,451	$ 2,715	3.91%	$ 58,130	$ 2,165	3.72%	$ 25,133	$ 1,183	4.71%
Loans (2)(3)(4)	453,379	29,104	6.42%	397,045	25,301	6.37%	386,607	27,107	7.01%
Regulatory stock	6,982	265	3.80%	6,645	174	2.62%	6,645	227	3.42%
Short-term investments (5)	3,998	75	1.88%	3,133	20	0.64%	5,822	69	1.19%
Total interest-earning assets/interest
income/average rates earned	533,810	32,159	6.02%	464,953	27,660	5.95%	424,207	28,586	6.74%

Non-interest earning assets:
Cash & due from banks	11,948			11,651			10,840
Bank premises and equipment, net	4,230			4,251			4,158
Other assets (6)	18,512			16,020			13,597
Allowance for loan losses	(4,862)			(4,322)			(3,795)
Total non-interest earning assets	29,828			27,600			24,800

Total assets	$563,638			$492,553			$449,007
	=====			=====			=====

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 65,761	$ 809	1.23%	$ 63,414	$ 650	1.03%	$ 64,372	$ 958	1.49%
Money market	17,096	213	1.25%	15,900	179	1.13%	21,902	361	1.65%
Savings	29,056	230	0.79%	28,361	245	0.86%	23,253	269	1.16%
Time	243,612	7,373	3.03%	192,814	5,492	2.85%	168,108	6,601	3.93%
Total interest-bearing deposits	355,525	8,625	2.43%	300,489	6,566	2.19%	277,635	8,189	2.95%
Repurchase agreements	30,572	403	1.32%	25,052	280	1.12%	9,710	97	1.00%
Borrowed funds	82,542	3,851	4.67%	82,794	4,291	5.18%	85,647	4,777	5.58%
Junior subordinated debentures	15,248	1,088	7.14%	10,640	942	8.85%	7,173	706	9.84%
Total interest-bearing liabilities/
interest expense/average rates paid	483,887	13,967	2.89%	418,975	12,079	2.88%	380,165	13,769	3.62%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	37,841			33,791			29,699
Other liabilities	3,237			2,810			2,718

Total liabilities	524,965			455,576			412,582

Stockholders' equity	38,673			36,977			36,425
Total liabilities and stockholders' equity	$563,638			$492,553			$449,007
	=====			=====			=====

Net interest income		$ 18,192			$ 15,581			$ 14,817
		====			====			====

Interest rate spread			3.13%			3.07%			3.12%
Net yield on interest earning assets (7)			3.41%			3.35%			3.49%

(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $902 in 2005,
$869 in 2004, and $905 in 2003.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Other assets includes BOLI of $7,975 which contributed $331 to fee revenue.
(7)	The net yield on average earning assets is net interest income divided by average interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2005	2004	2003
Available for sale (1)

U.S. Government-sponsored enterprises	$ 25,762	$ 24,746	$ 18,601

Mortgage-backed securities	46,154	40,587	21,630

Other bonds	493	0	0

Equity securities	1,937	2,138	1,498

Total available for sale (2):	$ 74,346	$ 67,471	$ 41,729
	=====	=====	=====

(1)	Carried at estimated market value. Northeast Bancorp does not have any securities classified as held to maturity.
(2)	Cost of such securities ($ in thousands) was $75,361 as of June 30, 2005, $69,588 as of
June 30, 2004, and $41,591 as of June 30, 2003.

Table 3
Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Year Ended June 30, 2005
U. S. Government-sponsored enterprises	$ -	0.00%	$ 21,433	3.40%	$ 2,979	4.85%	$ 1,350	5.23%	$ 25,762	3.66%
Mortgage-backed securities	-	0.00%	1,127	4.38%	31,280	4.20%	13,747	4.70%	46,154	4.36%
Other bonds	-	0.00%	493	4.05%	-	0.00%	-	0.00%	493	4.05%
Equity securities	1,937	7.28%	-	0.00%	-	0.00%	-	0.00%	1,937	7.28%
	$ 1,937	7.28%	$ 23,053	3.37%	$ 34,259	4.26%	$ 15,097	4.75%	$ 74,346	4.19%
	====	===	====	===	====	===	====	===	====	===

Year Ended June 30, 2004
U. S. Government-sponsored enterprises	$ -	0.00%	$ 15,173	3.13%	$ 8,305	4.54%	$ 1,268	5.16%	$ 24,746	3.71%
Mortgage-backed securities	-	0.00%	6,327	4.50%	23,899	4.15%	10,361	4.97%	40,587	4.42%
Equity securities	2,138	5.93%	-	0.00%	-	0.00%	-	0.00%	2,138	5.93%
	$ 2,138	5.93%	$ 21,500	3.53%	$ 32,204	4.25%	$ 11,629	4.99%	$ 67,471	4.20%
	====	===	====	===	====	===	====	===	====	===

No tax-exempt securities are carried in our investment portfolio.

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

	As of
	June 30, 2005		June 30, 2004		June 30, 2003

		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$ 148,840	32.46%	$ 138,031	32.10%	$ 125,437	33.33%
Commercial real estate	125,899	27.46%	127,866	29.74%	97,854	26.00%
Construction	12,201	2.66%	8,367	1.95%	7,201	1.92%
Commercial	68,716	14.99%	64,304	14.95%	67,585	17.96%
Consumer and other	102,865	22.43%	91,434	21.26%	78,235	20.79%

Total loans	458,521	100.00%	430,002	100.00%	376,312	100.00%

Net deferred loan costs	2,531		2,592		2,675
Less:
Allowance for loan losses	5,104		4,577		4,016

Net loans	$ 455,948		$ 428,017		$ 374,971
	=====		=====		=====

	As of
	June 30, 2002		June 30, 2001

		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$ 159,567	42.92%	$ 185,985	49.25%
Commercial real estate	80,423	21.63%	68,569	18.16%
Construction	8,958	2.41%	4,878	1.29%
Commercial	48,535	13.06%	45,438	12.03%
Consumer and other	74,268	19.98%	72,778	19.27%

Total loans	371,751	100.00%	377,648	100.00%

Net deferred loan costs	2,883		2,835
Less:
Allowance for loan losses	3,496		3,778

Net loans	$ 371,138		$ 376,705
	=====		=====

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2005

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$42,869	$22,031	$23,633	$60,307	$148,840
Commercial	71,406	52,028	173	2,292	125,899
Construction	11,195	1,006	0	0	12,201

Non-mortgage loans:
Commercial	33,390	33,371	1,955	0	68,716
Consumer and other	1,105	36,040	20,531	45,189	102,865
	________	________	________	________	________
Total loans	$159,965	$144,476	$46,292	$107,788	$458,521
	=======	=======	=======	=======	=======

Type of interest rate:

Predetermined rate, maturity
greater than 1 year	$ 219,429
Floating or adjustable rate
due after one year	79,127
	________
Total due after 1 year:	$ 298,556
	=======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

For Years Ended June 30,	2005	2004	2003	2002	2001

Average net loans outstanding during the period (1)	$452,951	$395,774	$380,948	$370,195	$381,922
	=====	=====	=====	=====	=====

Net loans at end of period (1)	$461,052	$432,594	$378,987	$374,634	$380,483
	=====	=====	=====	=====	=====

Allowance at beginning of period	$4,577	$4,016	$3,496	$3,778	$3,498

Loans charged-off during the period:
Residential real estate	67	142	120	69	27
Commercial real estate	7	124	22	413	0
Commercial	389	49	130	200	69
Consumer and other	472	422	699	650	648

Total loans charged-off	935	737	971	1,332	744

Recoveries on loans previously charged-off:
Residential real estate	0	60	41	8	16
Commercial real estate	10	34	55	39	29
Commercial	41	120	166	60	120
Consumer and other	109	122	138	101	78

Total recoveries	160	336	400	208	243

Net loans charged off during the period	775	401	571	1,124	501
Provision for loan losses	1,302	962	1,091	842	781

Allowance at end of period	$5,104 =====	$4,577 =====	$4,016 =====	$3,496 =====	$3,778 =====

Ratio of net charge-offs to
average loans outstanding	0.17%	0.10%	0.15%	0.30%	0.13%

Allowance as a percentage of total loans	1.11%	1.06%	1.06%	0.93%	0.99%

Allowance as a percentage of
non-performing and non-accrual loans	300.59%	272.93%	219.57%	298.55%	104.11%

(1) Excludes loans held for sale.

Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

	June 30, 2005		June 30, 2004		June 30, 2003

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 730	32.46%	$ 636	32.10%	$ 516	33.33%
Commercial real estate	1,670	27.46%	989	29.74%	855	26.00%
Construction	69	2.66%	48	1.95%	7	1.92%
Commercial	753	14.99%	1,374	14.95%	1,640	17.96%
Consumer	1,737	22.43%	1,530	21.26%	998	20.79%
Unallocated	145	0.00%	0	0.00%	0	0.00%

Total	$ 5,104	100.00%	$ 4,577	100.00%	$ 4,016	100.00%
	====	=====	====	=====	====	=====

	June 30, 2002		June 30, 2001

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 387	42.92%	$ 437	49.25%
Commercial real estate	1,122	21.63%	929	18.16%
Construction	55	2.41%	0	1.29%
Commercial	1,021	13.06%	620	12.03%
Consumer	911	19.98%	1,356	19.27%
Unallocated	0	0.00%	436	0.00%

Total	$ 3,496	100.00%	$ 3,778	100.00%
	====	=====	====	=====

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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	For Years Ended June 30,
	2005	2004	2003	2002	2001
Non-accrual loans:
Residential real estate	$ 515	$ 214	$ 568	$ 486	$ 577
Commercial real estate	33	47	524	254	1,635
Commercial loans	3	85	28	183	483
Consumer and other	60	101	76	161	390
Total non-accrual loans	611	447	1,196	1,084	3,085

Current non-accrual loans (1)	1,087	1,230	633	87	544
Total non-performing loans	1,698	1,677	1,829	1,171	3,629
Acquired assets	89	39	97	587	385
Total non-performing assets	$ 1,787	$ 1,716	$ 1,926	$ 1,758	$ 4,014
	=====	=====	=====	=====	=====
Non-performing loans to total loans	0.37%	0.39%	0.49%	0.31%	0.96%
Non-performing assets to total assets	0.31%	0.32%	0.41%	0.40%	0.93%

As of June 30, 2005, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

(1) As of June 30, 2005, comprised of commercial real estate loans of $834 thousand and commercial loans of $253 thousand.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2005			June 30, 2004			June 30, 2003
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits	$ 37,841	0.00%	9.62%	$ 33,791	0.00%	10.11%	$ 29,699	0.00%	9.66%
Regular savings	29,056	0.79%	7.39%	28,361	0.86%	8.48%	23,253	1.16%	7.57%
NOW and money market	82,857	1.23%	21.06%	79,314	1.05%	23.73%	86,274	1.53%	28.07%
Time deposits	243,612	3.03%	61.93%	192,814	2.85%	57.68%	168,108	3.93%	54.70%

Total average deposits	$ 393,366	2.19%	100.00%	$ 334,280	1.97%	100.00%	$ 307,334	2.67%	100.00%
	======	====	=====	======	====	=====	======	====	=====

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
For Year Ended June 30, 2005
($ in thousands)

Balance

3 months or less	$ 8,857
Over 3 through 6 months	3,024
Over 6 through 12 months	11,484
Over 12 months	26,937

Total time deposits $100,000 & over	$ 50,302
=====

Table 11
Northeast Bancorp Consolidated
Repurchase Agreements
($ in thousands)

	For Years Ended June 30,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 33,379	1.48%	$ 24,885	1.19%	$ 16,102	1.07%

Average outstanding during year	30,572	1.32%	25,052	1.12%	9,710	1.00%

Maximum outstanding at any month end	36,506		31,022		16,102

These borrowings, which were scheduled to mature within 4 days, were collateralized by securities with the market value of $34,816,000 and amortized cost of $35,400,000 at June 30, 2005, a market value of
$26,179,000 and amortized cost of $27,144,000 at June 30, 2004, and a market value of $22,395,000 and amortized cost of $22,225,000 at June 30, 2003. Securities sold under these agreements were under the control of the Company during 2005, 2004 and 2003.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 49,309	4.85%	$ 21,493	3.78%	$ 19,733	5.10%

Average outstanding during year	41,339	5.03%	21,214	4.55%	13,037	5.24%

Maximum outstanding at any month end	51,566		29,383		20,068

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of
June 30, 2005, 2004 and 2003.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
For Year Ended of June 30, 2005
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest earning assets:
Investment securities	$ 1,937	$ 24,704	$ 47,705	$ 74,346	13.65%
Regulatory stock	-	-	7,050	7,050	1.29%
Short-term investments (1)	4,938	-	-	4,938	0.91%

Mortgage loans:
Residential real estate:
Fixed rate loans	194	2,499	83,635	86,328	15.84%
Variable loans	42,675	19,531	306	62,512	11.47%
Commercial real estate	71,407	52,028	2,465	125,900	23.11%
Construction	11,195	1,006	-	12,201	2.24%
Other loans:
Commercial	33,389	33,371	1,955	68,715	12.61%
Consumer and other	1,105	36,041	65,720	102,866	18.88%
Total loans	159,965	144,476	154,081	458,522	84.15%
Total interest-earning assets	166,840	169,180	208,836	$ 544,856	100.00%
	=====	=====	=====	=====	=====

Interest-bearing liabilities:
Customer deposits:
NOW accounts	64,387	-	-	64,387	13.07%
Money market accounts	17,142	-	-	17,142	3.48%
Regular savings	29,807	-	-	29,807	6.05%
Certificates of deposit	134,857	109,959	211	245,027	49.74%
Total customer deposits	246,193	109,959	211	356,363	72.34%
Borrowings:
Repurchase agreements	33,379	-	-	33,379	6.77%
Other borrowings	48,603	30,815	7,000	86,418	17.54%
Junior subordinated debentures	3,093	13,403	-	16,496	3.35%
Total borrowings	85,075	44,218	7,000	136,293	27.66%
Total interest-bearing liabilities	331,268	154,177	7,211	$ 492,656	100.00%

Interest sensitivity gap	(164,428)	15,003	201,625	$ 52,200
	======	======	======	======

Cumulative gap	(164,428)	(149,425)	52,200	$ 52,200
	======	======	======	======

Cumulative gap ratio	50.36%	69.22%	110.60%	110.60%
	======	======	======	======

Cumulative gap as a percentage of total assets	-28.55%	-25.95%	9.06%	9.06%
	======	======	======	======

(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2005.

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

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2004	2004	2005	2005
Interest income
Interest on loans	$ 6,830,932	$ 7,199,425	$ 7,428,522	$ 7,645,153
Interest & dividends on investments
& available for sale securities	736,969	752,850	707,650	857,481
Total interest and dividend income	7,567,901	7,952,275	8,136,172	8,502,634

Interest expense
Interest on deposits	1,973,528	2,102,444	2,175,502	2,373,324
Interest on repurchase agreements	79,399	101,311	112,369	110,460
Interest on borrowings	957,474	928,893	970,297	994,151
Interest on trust preferred securities	281,151	301,056	249,286	256,203
Total interest expense	3,291,552	3,433,704	3,507,454	3,734,138

Net interest income	4,276,349	4,518,571	4,628,718	4,768,496
Provision for loan losses	300,137	299,984	400,554	300,925

Net interest income after provision
for loan losses	3,976,212	4,218,587	4,228,164	4,467,571

Securities transactions	(947)	34,881	32,071	1,852
Other operating income	1,164,886	1,392,970	1,578,503	1,461,915
Other operating expense	3,753,814	4,534,355	4,203,748	4,192,257

Income before income taxes	1,386,337	1,112,083	1,634,990	1,739,081
Income tax expense	430,221	347,201	520,625	555,810
Net income	$ 956,116	$ 764,882	$ 1,114,365	$ 1,183,271
	======	======	======	======
Earnings per share:
Basic	$ 0.38	$ 0.30	$ 0.44	$ 0.48
Diluted	$ 0.37	$ 0.30	$ 0.44	$ 0.46

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2003	2003	2004	2004
Interest income
Interest on loans	$ 6,205,283	$ 6,287,851	$6,338,030	$ 6,470,156
Interest & dividends on investments
& available for sale securities	425,746	584,343	658,132	690,045
Total interest and dividend income	6,631,029	6,872,194	6,996,162	7,160,201

Interest expense
Interest on deposits	1,613,636	1,562,217	1,631,390	1,759,022
Interest on repurchase agreements	65,988	79,566	65,859	68,331
Interest on borrowings	1,167,169	1,121,860	998,696	1,002,734
Interest on trust preferred securities	176,520	187,245	261,918	316,630
Total interest expense	3,023,313	2,950,888	2,957,863	3,146,717

Net interest income	3,607,716	3,921,306	4,038,299	4,013,484
Provision for loan losses	240,000	240,802	240,256	240,880

Net interest income after provision
for loan losses	3,367,716	3,680,504	3,798,043	3,772,604

Securities transactions	50,560	79,295	66,426	13,474
Other operating income	1,447,652	1,167,648	1,237,956	1,272,642
Other operating expense	3,527,891	3,605,424	3,582,953	4,082,804

Income before income taxes	1,338,037	1,322,023	1,519,472	975,916
Income tax expense	421,656	432,005	499,124	290,484
Net income	$ 916,381	$ 890,018	$ 1,020,348	$ 685,432
	======	======	======	======
Earnings per share:
Basic	$ 0.36	$ 0.35	$ 0.40	$ 0.27
Diluted	$ 0.35	$ 0.34	$ 0.40	$ 0.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

We do not expect that our disclosure of controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system's objective will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented (a) it immediately reviews its controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modify and improve its controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause its controls and procedures to be strictly adhered to, (c) it immediately informs all relevant personnel throughout our organization, and (d) it implements in its managers' training program specific emphasis on such controls and procedures throughout the Company to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modification to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of the overall control objectives.

Based on their evaluation of disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information.
None.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2005 fiscal year (the "2005 Proxy Statement"). Certain information with respect to executive officers is included in Part I, Item 4A of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in 2005 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report on Executive Compensation" and "Certain Relationships and Related Transactions" in the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
(a)

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2005 Proxy Statement

(b)

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	71,500	$ 12.31	178,500

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)	Includes stock options granted or available under the following stockholder approved plans of 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section "Relationship with Independent Accountants" in the 2005 Proxy Statement .

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2005 and 2004
Consolidated Statements of Income for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
(b)	Exhibits
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp. **
23	The Consent of Baker Newman & Noyes, Limited Liability Company. **
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

*	Management or compensation plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
**	Exhibit filed herewith

With the exception of the information expressly incorporated herein by reference, the Company's 2005 Proxy Statement for the 2005 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 NORTHEAST BANCORP

Date: September 26, 2005	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 21, 2005
/s/ James P. Day James P. Day	Director	September 21, 2005
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 21, 2005
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 21, 2005
/s/ Philip C. Jackson Philip C. Jackson	Director	September 21, 2005
/s/ Judith W. Kelley Judith W. Kelley	Chairman of the Board	September 21, 2005
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 21, 2005
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 21, 2005
John Schiavi	Director
/s/ Stephen W. Wight Stephen W. Wight	Director	September 21, 2005
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 21, 2005
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.4*	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5*	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp. **
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company. **
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). **
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

*	Management or compensation or plan arrangement required to be filed as an Exhibit pursuant to Item 15 (b) of Form 10-K
**	Exhibit filed herewith