Form 10-Q
period 2005-09-30
NORTHEAST BANCORP /ME/
filed 2005-11-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	September 30, 2005

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2005, the registrant had outstanding 2,525,832 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets September 30, 2005 and June 30, 2005
Consolidated Statements of Income Three Months ended September 30, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity Three Months Ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows Three Months ended September 30, 2005 and 2004
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2005	2005
Assets
Cash and due from banks	$ 13,476,586	$ 9,254,312
Interest bearing deposits	1,099,961	1,063,923
Federal Home Loan Bank overnight deposits	-	3,555,000
Total cash and cash equivalents	14,576,547	13,873,235

Available for sale securities, at market value	76,117,401	74,345,938
Loans held for sale	526,000	318,850

Loans receivable	460,068,015	461,052,388
Less allowance for loan losses	5,336,000	5,104,000
Net loans	454,732,015	455,948,388

Premises and equipment, net	7,466,272	4,507,114
Acquired assets - net	52,674	88,646
Accrued interest receivable - loans	1,758,543	2,039,682
Accrued interest receivable - investments	505,739	515,207
FHLB and FRB stock, at cost	7,050,000	7,050,000
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,166,279 at 09/30/05
and $2,125,536 at 6/30/05	2,119,950	2,160,693
Bank owned life insurance (BOLI)	8,640,918	8,563,475
Other assets	6,069,779	6,081,207
Total assets	$ 580,023,735	$ 575,900,332
	=========	=========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 43,001,609	$ 39,854,720
NOW	60,265,852	64,386,939
Money market	14,360,488	17,142,325
Regular savings	27,491,539	29,807,392
Brokered time deposits	61,078,601	70,424,426
Certificates of deposit	193,964,062	174,602,920
Total deposits	400,162,151	396,218,722

FHLB advances	79,379,566	86,197,602
Obligation under capital lease agreement	2,872,887	-
Other borrowings	166,378	-
Securities sold under repurchase agreements	35,142,589	33,379,412
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	5,389,310	3,739,023
Total liabilities	539,608,881	536,030,759

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,524,832 and
2,519,832 shares outstanding at September 30, 2005 and June 30, 2005, respectively	2,524,832	2,519,832
Additional paid in capital	6,574,070	6,530,836
Retained earnings	32,308,679	31,489,092
Accumulated other comprehensive (loss)	(992,727)	(670,187)
Total stockholders' equity	40,414,854	39,869,573

Total liabilities and stockholders' equity	$ 580,023,735	$ 575,900,332
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Interest and dividend income:
Interest on loans	$ 7,827,133	$ 6,830,932
Interest on FHLB overnight deposits	17,896	6,464
Interest on fed funds sold	5,646	-
Interest and dividends on available for sale securities	745,169	677,282
Dividends on FHLB and FRB stock	77,261	52,133
Other interest income	6,378	1,090
Total interest and dividend income	8,679,483	7,567,901

Interest expense:
Deposits	2,513,254	1,973,528
Repurchase agreements	160,437	79,399
FHLB advances	983,566	957,474
Obligation under lease agreements	24,228	-
Other borrowings	861	-
Junior subordinated debentures	262,056	281,151
Total interest expense	3,944,402	3,291,552

Net interest income before provision for loan losses	4,735,081	4,276,349

Provision for loan losses	300,505	300,137
Net interest income after provision for loan losses	4,434,576	3,976,212

Noninterest income:
Fees and service charges on loans	204,821	60,550
Fees for other services to customers	294,959	241,930
Net securities gains	6,736	1,564
Gain (loss) on trading activities	-	(160)
Gain on sales of loans	99,980	51,904
Investment commissions	357,346	454,837
Insurance commissions	403,489	97,332
BOLI income	91,851	92,997
Other income	128,835	162,985
Total noninterest income	1,588,017	1,163,939

Noninterest expense:
Salaries and employee benefits	2,599,232	2,278,852
Occupancy expense	392,683	309,776
Equipment expense	391,446	255,710
Intangible assets amortization	40,743	23,397
Other	1,034,990	886,079
Total noninterest expense	4,459,094	3,753,814

Income before income taxes	1,563,499	1,386,337
Income tax expense	521,402	430,221

Net income	$ 1,042,097	$ 956,116
	=======	=======

Earnings per common share:
Basic	$ 0.41	$ 0.38
Diluted	$ 0.41	$ 0.37

Net interest margin	3.43%	3.28%
Net interest spread	3.15%	3.05%
Return on average assets (annualized)	0.72%	0.74%
Return on average equity (annualized)	10.18%	10.74%
Efficiency ratio	71%	69%

					Page 5
NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2005 and 2004
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2004	$ 2,525,416	$ 6,943,894	$ 28,380,678	$ (1,396,968)	$ 36,453,020
Net income for three months ended 9/30/05	-	-	956,116	-	956,116
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment	-	-	-	1,048,627	1,048,627
Total comprehensive income	-	-	-	-	2,004,743

Dividends on common stock at $0.09 per share	-	-	(227,332)	-	(227,332)
Purchase of 10,000 shares of Company stock	(10,000)	(180,000)	-	-	(190,000)
Common stock issued in connection with
employee benefit and stock option plan	9,686	38,413	-	-	48,099

Balance at September 30, 2004	$ 2,525,102	$ 6,802,307	$ 29,109,462	$ (348,341)	$ 38,088,530
	=======	=======	=======	=======	=======

Balance at June 30, 2005	$ 2,519,832	$ 6,530,836	$ 31,489,092	$ (670,187)	$ 39,869,573
Net income for three months ended 9/30/05			1,042,097		1,042,097
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment				(322,540)	(322,540)
Total comprehensive income					719,557

Dividends on common stock at $0.09 per share			(222,510)		(222,510)
Common stock issued in connection with
employee benefit and stock option plan	5,000	43,234			48,234

Balance at September 30, 2005	$ 2,524,832	$ 6,574,070	$ 32,308,679	$ (992,727)	$ 40,414,854
	=======	=======	=======	=======	=======

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash provided by operating activities:	$ 3,080,298	$ 1,465,299

Cash flows from investing activities:
Federal Reserve stock purchased	-	(405,500)
Available for sale securities purchased	(4,768,113)	(659,555)
Available for sale securities matured	2,689,517	2,128,164
Available for sale securities sold	291,277	75,477
Net change in loans	873,885	(15,994,145)
Net capital expenditures	(334,519)	(64,975)
Proceeds from sale of premises and equipment	-	481,794
Proceeds from sale of acquired assets	156,672	44,260
Purchase of retirement annuity	-	(900,000)
Acquisition of business	-	(979,502)
Net cash used in investing activities	(1,091,281)	(16,273,982)

Cash flows from financing activities:
Net change in deposits	3,943,429	15,897,467
Net change in repurchase agreements	1,763,177	9,319,311
Dividends paid	(222,510)	(227,332)
Proceeds from stock issuance	48,234	48,099
Company stock repurchased	-	(190,000)
Advances from the Federal Home Loan Bank	30,000,000	6,000,000
Repayment of advances from the Federal Home Loan Bank	(37,200,035)	(12,448,656)
Net repayments on Federal Home Loan Bank overnight advances	382,000	(4,895,000)
Net cash (used) provided by financing activities	(1,285,705)	13,503,889

Net Increase (decrease) in cash and cash equivalents	703,312	(1,304,794)

Cash and cash equivalents, beginning of period	13,873,235	14,647,785
Cash and cash equivalents, end of period	$ 14,576,547	$ 13,342,991
	========	========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(322,540)	1,048,627
Net transfer from loans to acquired assets	120,700	78,835
Assumption of debt from Solon-Anson Insurance Agency acquisition	-	683,104
Deferred tax liability related to Solon-Anson acquisition	-	443,737
Capital lease asset and related obligation	2,892,702	-
Security settlement due to broker	509,761

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	27,850	2,222
Interest paid	3,806,818	3,170,965

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2005, the results of operations for the three month periods ended September 30, 2005 and 2004, the statement of changes in sin stockholders' equity for the three months ended September 30, 2005 and 2004, and the cash flows for the three months ended September 30, 2005 and 2004. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005 included in the Company's Annual Report on Form 10-K. Certain June 30, 2005 amounts have been reclassified to be consistent with the September 30, 2005 financial statements.

2.   Junior Subordinated Debentures

NBN Capital Trust II and III were created in December 2003 and NBN Capital Trust IV was created December 2004. Each such trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Preferred Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes"); and (iii) engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Notes are the sole assets of each of the Private Trusts.

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include the junior subordinated debentures acquired by the affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The company has the right to redeem the junior subordinated debentures, in whole or impart, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus an accrued by unpaid interest to the redemption date.
Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	6.82%	March 30, 2009
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2010
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.18%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 6.82% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the state liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,018,216.

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2005	June 30, 2005
Residential real estate	$ 148,491,550	$ 148,840,093
Commercial real estate	122,657,280	125,898,821
Construction	13,351,298	12,201,353
Commercial	65,648,122	68,715,530
Consumer & Other	107,377,864	102,864,902
Total	457,526,114	458,520,699
Net Deferred Costs	2,541,901	2,531,689
Net Loans	$ 460,068,015 ========	$ 461,052,388 =======

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three months Ended September 30,
	2005	2004
Balance at beginning of period	$ 5,104,000	$ 4,577,000
Add provision charged to operations	300,505	300,137
Recoveries on loans previously charged off	44,297	30,609
	5,448,802	4,907,746
Less loans charged off	112,802	155,746
Balance at end of period	$ 5,336,000 =======	$ 4,752,000 =======

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	September 30, 2005		June 30, 2005
	Cost	Market Value	Cost	Market Value

Debt securities issued by U. S. Government- sponsored enterprises	$ 26,269,865	$ 25,660,544	$ 26,271,307	$ 25,762,186
Corporate bonds	500,000	491,155	500,000	493,085
Municipal Bonds	4,982,987	4,983,386	-	-
Mortgage-backed securities	43,933,827	43,064,965	46,647,228	46,153,494
Equity securities	1,934,854	1,917,351	1,942,837	1,937,173
	$ 77,621,533 =======	$ 76,117,401 =======	$ 75,361,372 =======	$ 74,345,938 =======
	September 30, 2005		June 30, 2005
	Cost	Market Value	Cost	Market Value
Due after one year through five years	$ 22,389,973	$ 21,864,507	$ 22,392,126	$ 21,926,260
Due after five years through ten years	2,989,067	2,957,400	2,988,653	2,978,520
Due after ten years	6,373,812	6,313,178	1,390,528	1,350,491
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing November 2007 to September 2032)	43,933,827	43,064,965	46,647,228	46,153,494
Equity securities	1,934,854	1,917,351	1,942,837	1,937,173
	$ 77,621,533 =======	$ 76,117,401 =======	$ 75,361,372 =======	$ 74,345,938 =======

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 32,696,703	2.08% - 5.55%	2006
21,837,682	2.22% - 4.26%	2007
17,845,181	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 79,379,566 =======

June 30, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 49,309,004	2.08% - 6.79%	2006
13,831,915	2.22% - 3.57%	2007
16,056,683	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,197,602 =======

7.  Stock Option Plans

Northeast Bancorp grants "incentive stock options" only to employees of the Company, and grants "nonqualified stock options" to employees and non-employee directors. All options granted under these plans are required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Under Accounting Principle Board Opinion No. 25, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Generally, options issued under the plan vest immediately upon being granted.

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted during the three months ended September 30, 2005 and 2004. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the three ended September 30, 2005 and 2004 would have been the amounts shown below. The Financial Accounting Standards Board has issued a revision of SFAS 123, effective after July 1, 2005, that requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements.
For the Three Months Ended September 30,
	2005	2004
Net Income as reported	$ 1,042,097	$ 956,116
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	--
Pro forma net income	$ 1,042,097 =======	$ 956,116 =======

Earnings per share
Basic - as reported	$ 0.41	$ 0.38
Basic - pro forma	$ 0.41	$ 0.38

Diluted - as reported	$ 0.41	$ 0.37
Diluted - pro forma	$ 0.41	$ 0.37

8.  Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a 15 year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston in August 2005 along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments . We lease the entire building, a total of 27,000 square feet. For the first ten years of the lease the annual expense is $264,000. Since the present value of the lease payments exceeded 90% of the fair value of the property, we recorded a capital lease of approximately $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement with the Company's other long-term debt. The capital lease asset is being amortized over the lease term.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2005 and 2004 and the financial condition at September 30, 2005 and June 30, 2005. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2005 for discussion of the critical accounting policies of the Company.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, the availability of and the costs associated with sources of liquidity and properly managing and operating our insurance agency. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2005. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2005, we had 13 banking offices and eight insurance offices all located in western and south-central Maine. At September 30, 2005, we had consolidated assets of $580.0 million and consolidated stockholders' equity of $40.4 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 13 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Falmouth, Harrison, Lewiston (2), Lisbon Falls, Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division operates from the office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc. (formerly known as Northeast Financial Services Corporation), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine on September 29, 2004. This transaction added six insurance agency offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine to our existing insurance agency office in Bethel, Maine, and 21,000 customers. Effective April 1, 2005, Solon-Anson Insurance Agency was merged with Northeast Bank Insurance Group Inc. A new office was opened in Jackman, Maine in August, 2005. All of our insurance offices offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2005 consolidated financial statements for more information on this transaction.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells from time to time fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income. The Bank also emphasizes the growth of non-interest sources of income from trust management, financial planning, and investment and insurance brokerage to reduce its dependency on net interest income.

Our goal is to continue modest but profitable growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increasing non-interest income from expanded trust services, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves. Also, in an effort to more efficiently manage the Bank's operations, the Bank consolidated its operations into a new headquarters building in Lewiston, Maine in August 2005.

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The level of the provision for loan losses, non-interest income and expenses of the Company and the Bank, and the effective tax rate also affect profitability. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Non-interest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include advertising, computer services, supplies, telecommunication, and postage expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

General

The Company reported consolidated net income of $1,042,097, or $0.41 per diluted share for the three months ended September 30, 2005 compared with $956,116, or $0.37 per diluted share for the three months ended September 30, 2004, an increase of $85,981, or 9%. Net interest income increased $458,732, or 11%, from higher average earning assets and a 15 basis point increase in net interest margin. Non-interest income increased $424,078, or 36%, primarily from increased insurance commissions and fees and service charges on loans. The provision for loan losses was flat compared to the three months ended September 30, 2004. Non-interest expense increased $705,280, or 19%, primarily from higher salary and benefit expenses and other operating expenses. Full-time equivalent staff increased by 12 to 193 as of the quarter ended September 30, 2005 compared to the same period last year, primarily from the Solon-Anson Insurance Agency acquisition ("Solon Anson").

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 10.18% and 0.72%, respectively, for the quarter ended September 30, 2005 as compared to 10.74% and 0.74%, respectively, for the quarter ended September 30, 2004. The decrease in the returns on average equity and average equity was due to higher average assets and average stockholders' equity for the current quarter.

Net Interest Income

Net interest income for the three months ended September 30, 2005 increased to $4,434,576 as compared to $3,976,212 for the same period in 2004. The increase in net interest income was primarily due to higher average earning assets, increasing $29,021,297, or 6%, for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in average earning assets was primarily due to an increase in loan volume of $21,348,770, or 5%, and the purchase of U.S. government sponsored enterprises, mortgage-backed, and municipal securities which increased average investments $6,378,172, or 9%. Average loans as a percentage of average earning assets was 84% and 85%, respectively, for quarters ended September 30, 2005 and 2004. Further, our net interest margin was 3.43% and 3.28% for the periods ended September 30, 2005 and 2004, respectively. Our net interest spread for the three months ended September 30, 2005 was 3.15%, an increase of 10 basis points from 3.05% for the same period a year ago. Comparing the three months ended September 30, 2005 and 2004, the yields on earning assets increased 50 basis points compared to a 40 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general rising interest rate environment. We were able to generate a stronger increase in the yield on earning assets as compared to the cost of interest-bearing liabilities as a result of the repricing of variable, prime rate based loans.

The changes in net interest income are presented in the schedule below, which compares the three months ended September 30, 2005 and 2004.

	Difference Due to
	Volume	Rate	Total
Investments	$ 67,298	$ 25,717	$ 93,015
Loans, net	341,393	654,808	996,201
FHLB & Other Deposits	3,507 _________	18,859 _________	22,366 _________
Total Interest-earnings Assets	412,198	699,384	1,111,582

Deposits	74,012	465,714	539,726
Repurchase Agreements	14,709	66,329	81,038
Borrowings	145,018 _________	(112,932) _________	32,086 _________
Total Interest-bearing Liabilities	233,739 _________	419,111 _________	652,850 _________
Net Interest Income	$ 178,459 =======	$ 280,273 =======	$ 458,732 =======
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated debt and FHLB borrowings.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position based on its own internal analysis which categorizes its core deposits as long term liabilities which are then matched to long term assets. As a result, the Bank is generally expected to experience an improvement in its net interest margins during a period of increasing interest rates. In fact, a slight improvement has been experienced for the three month period ended September 30, 2005.

As of September 30, 2005 and 2004, 50% and 49%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin increase, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2005 was $300,505, an increase of $368, or less than 1%, from $300,137 for the three months ended September 30, 2004. The flat provision was primarily due to lower net charge-offs, $68,505 for the three months ended September 30, 2005 compared to $125,137 for the same period in 2004, and a net decrease in total loans. The net charge-offs and decrease in loans is not believed by management to be a trend. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.16% at September 30, 2005 compared to 1.11% at June 30, 2005, and 1.06% at September 30, 2004.

Non-interest Income

Total non-interest income was $1,588,017 for the three months ended September 30, 2005, an increase of $424,078, or 36%, from $1,163,939 for the three months ended September 30, 2004. This increase was the combined impact of a $306,157 increase in insurance commissions resulting primarily from the Solon-Anson acquisition, $144,271 increase in fees and service charges on loans from late fees and a decrease in the amortization of mortgage servicing rights, $53,029 increase in other service fees, $5,172 increase in securities sale gains, and $48,076 increase in gains on the sale of loans. These increases were partially offset by a $97,491 decrease in lower investment brokerage commission revenue from lower sales volume, and a $34,150 decrease in other income primarily from the gain realized in July 2004 from the sale of our former Richmond, Maine branch building.

Non-interest Expense

Total non-interest expense for the three months ended September 30, 2005 was $4,459,094, an increase of $705,280, or 19%, from $3,753,814 for the three months ended September 30, 2004. This increase was primarily due to increased salaries and employee benefits of $320,380, or 14%, from deferred compensation expense accrued for the former owners of Solon-Anson Insurance Agency, bonus accruals, and lower deferred salaries attributable to lower loan originations compared to the same period one year ago. Net occupancy expense increased $82,907, or 27%, from the capital lease amortization for the new Lewiston Gateway building and the lease expense from four Solon-Anson offices. The relocation expenses for moving the former operation center, executive and loan processing, and commercial lending to the Lewiston Gateway, the depreciation expense on new computer equipment and furniture for the Lewiston Gateway, and incremental furniture and equipment expenses from Solon-Anson accounted for the$135,736, or 53%, increase in equipment expense. The Solon-Anson customer list intangible asset amortization accounted for the higher intangible asset amortization expense of $17,346. Other expense increased $148,911, or 17%, primarily from $77,965 higher professional fees for an efficiency study and is non-recurring, and $65,017 from advertising expenses related to an image campaign for the Bank. See Note 8 to our consolidated financial statements for additional information on the capital lease.

For the three months ended September 30, 2005 and 2004, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to 2004.

Our efficiency ratio was 71% and 69% for the three months ended September 30, 2005 and 2004, respectively.

Financial Condition

Our consolidated assets were $580,023,735 and $575,900,332 as of September 30, 2005 and June 30, 2005, respectively, an increase of $4,123,403, or 1%. For the three months ended September 30, 2005, total average assets were $576,770,924, an increase of $30,145,289, or 6%, from $546,625,635 for the same period last year. This average asset increase was primarily attributable to an increase in loans resulting from opportunities in our market areas to meet the needs of borrowers for residential real estate and indirect auto and recreational vehicle loans, and increases in investment securities from net excess funding. The increase in average assets was funded with increases in deposits, securities sold under repurchase agreements, FHLB advances, and junior subordinated debentures.

Total stockholders' equity was $40,414,854 and $39,869,573 at September 30, 2005 and June 30, 2005, respectively, an increase of $545,281, or 1%, due to net income for the three months ended September 30, 2005 and stock issued in connection with employee stock options partially offset by a decrease in accumulated other comprehensive income and dividends paid. The book value per outstanding share was $16.01 at September 30, 2005 and $15.82 at June 30, 2005.

Investment Activities

The investment portfolio was $76,117,401 as of September 30, 2005, an increase of $1,771,463 from $74,345,938 as of June 30, 2005. The investment portfolio as of September 30, 2005 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $73,900,973 for the three months ended September 30, 2005 as compared to $67,522,801 for the three months ended September 30, 2004, an increase of $6,378,172 or 9%. This increase was due primarily to purchasing U.S. government-sponsored enterprise and mortgage-backed securities to increase eligible collateral pledged to the Federal Home Loan Bank of Boston.

Our entire investment portfolio is classified as available for sale at September 30, 2005 and June 30, 2005, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2005 was $77,621,533 and $76,117,401, respectively. The difference between the carrying value and the cost of the securities of $1,504,132 was primarily attributable to the market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $17,503 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $1,486,629 at September 30, 2005. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have decreased in market value due to recent increases in the interest rates as compared to June 30, 2005. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities until a recovery of market value occurs.

Loan Portfolio

Total loans of $460,068,015 as of September 30, 2005 decreased $984,373 or less than 1%, from $461,052,388 as of June 30, 2005. Compared to June 30, 2005, construction and consumer loans increased, while residential real estate, commercial real estate and commercial loans decreased. Construction loans increased $1,149,945, or 9%. Consumer loans increased $4,512,962, or 4%, due to origination of indirect recreational vehicle and indirect auto loans. The residential real estate loan portfolio, which is comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans, decreased by $348,543, or less than 1%, compared to June 30, 2005. Commercial real estate and commercial loans decreased $3,241,541, or 3%, and $3,067,408, or 4%, respectively, for the same period. Commercial real estate and commercial loans originations decreased during the three months ended September 30, 2005 due to the loss of three commercial lenders through July. Each of these positions was filled with new lenders by early September 2005. Net deferred loan origination fees decreased $10,212. The total loan portfolio averaged $461,481,511 for the three months ended September 30, 2005, an increase of $21,130,460, or 5%, from the three months ended September 30, 2004.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of September 30, 2005 has had slight mix change with increases in construction and consumer loans more than offset by decreases in residential real estate, commercial loans, and consumer loans when compared to June 30, 2005. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates will have an adverse affect on the Bank's ability to increase the loan portfolio.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 32% as of September 30, 2005, June 30, 2005, and September 30, 2004. The variable rate product as a percentage of total residential real estate loans was 42%, 42% and 39% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated fixed-rate residential real estate loans also to manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market, and hold 15-year fixed rate residential real estate loans in portfolio. Average residential real estate mortgages of $149,359,736 for the three months ended September 30, 2005 increased $7,472,059, or 5%, from the three months ended September 30, 2004. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rate loans. The volume of residential real estate loan originations has decreased slightly to $11.3 million for the three months ended September 30, 2005 compared to $11.7 million for the same period one year ago. This origination volume is expected to continue to decrease as general interest rates increase. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not recently pursued a similar strategy.

Commercial real estate loans as a percentage of total loans were 27% as of September 30, 2005, June 30, 2005 and September 30, 2004. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 97%, 97% and 95% for the same periods respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $123,652,978 for the three months ended September 30, 2005 decreased $2,246,481, or 2%, from the same period in 2004. The decrease in commercial real estate loans reflects the temporary loss of commercial lending staff in the Bank's existing business markets.

Construction loans as a percentage of total loans were 3%, 3%, 2% as of September 30, 2005, June 30, 2005 and September 30, 2004, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. The variable rate products as a percentage of total construction loans were 71%, 56%, and 52% for the same periods respectively. Average construction loans were $12,684,418 and $9,031,687 for the three months ended September 30, 2005 and 2004, respectively, an increase of $3,652,731 or 40%.

Commercial loans as a percentage of total loans were 14%, 15%, and 16% as of September 30, 2005, June 30, 2005 and September 30, 2004, respectively. The variable rate products as a percentage of total commercial loans were 59%, 58%, and 59% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $66,807,369 for the three months ended September 30, 2005 increased $78,807, or less than 1%, from $66,728,562 for the same period in 2004.

Consumer and other loans as a percentage of total loans were 24%, 23%, and 22% for the periods ended September 30, 2005, June 30, 2005, and September 30, 2004, respectively. At September 30, 2005, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 34%, 31%, and 30% of total consumer loans, respectively, compared to 34%, 29%, and 32% of total consumer loans at June 30, 2005. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a nominal one-time origination fee on indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $106,389,816 and $94,180,276 for the three months ended September 30, 2005 and 2004, respectively. The $12,209,540, or 13%, increase was due to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30, 2005		June 30, 2005
Indirect Auto	$ 37,036,708	34%	$ 34,872,792	34%
Indirect RV	33,551,449	31%	30,235,107	29%
Indirect Mobile Home	31,477,262	30%	32,749,004	32%
Subtotal Indirect	102,065,419	95%	97,856,903	95%
Other	5,312,445	5%	5,007,999	5%
Total	$ 107,377,864 =======	100% ====	$ 102,864,902 =======	100% ====

Classification of Assets

The Bank had non-performing loans totaling $2,546,000 and $1,698,000 at September 30, 2005 and June 30, 2005, respectively, or 0.55% and 0.37% of total loans, respectively. The Bank's allowance for loan losses was equal to 210% and 301% of the total non-performing loans at September 30, 2005 and June 30, 2005, respectively. The following table represents the Bank's non-performing loans as of September 30, 2005 and June 30, 2005, respectively:

Description	September 30, 2005	June 30,2005
Residential Real Estate	$ 349,000	$ 515,000
Commercial Real Estate	1,397,000	867,000
Commercial Loans	630,000	256,000
Consumer and Other	170,000	60,000
Total non-performing	$ 2,546,000 ==========	$ 1,698,000 ===========

Management does not believe that the increase in non-performing commercial real estate, commercial, and consumer and other loans as of September 30, 2005 was indicative of a trend. Loans classified as non-performing included approximately $1,264,000 of loan balances that are current and paying as agreed. At September 30, 2005, the Bank had $1,235,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $715,000 when compared to the $1,950,000 at June 30, 2005.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

09-30-05	06-30-05	03-31-05	12-31-04
1.25%	0.96%	0.68%	0.87%

The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 0.98% as of September 30, 2005.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,336,000 as of September 30, 2005 as compared to $5,104,000 as of June 30, 2005, representing 1.16% and 1.11% of total loans for each of the periods. Management maintains an allowance at a level that they believe is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended September 30, 2005, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

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

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts in a third insurance company. Standard and Poor's rated these companies AA or better at September 30, 2005. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 18.9% of Company's capital plus the allowance for loan losses at September 30, 2005.

Intangible assets of $2,119,950 as of September 30, 2005 decreased $40,743 from $2,160,693 as of June 30, 2005. This assets consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. See Note 1 of our June 30, 2005 consolidated financial statements for additional information on intangible assets.

Capital Resources and Liquidity

The Bank continues to attract new local core and certificates of deposit relationships. As alternative sources of funds, the Bank utilizes FHLB advances and brokered time deposits ("brokered deposits") when their respective interest rates are less than the interest rates on local market deposits. FHLB advances are used to fund short-term liquidity demands and supplement the growth in earning assets. .

Total deposits of $400,162,151 as of September 30, 2005 increased $3,943,429, or 1%, from $396,218,722 as of June 30, 2005. Excluding the decrease in brokered deposits, customer deposits increased $13,289,254, or 4%. Demand deposit accounts increased $3,146,889 and certificates of deposit increased $19,361,142 for the three months ended September 30, 2005. NOW, money market, savings accounts and brokered deposits decreased $4,121,087, $2,781,837, $2,315,853, and $9,345,825, respectively, during the three months ended September 30, 2005. Certificates of deposits increased from successful promotions of nine and twelve month certificates of deposit. Management's continuing strategy has certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships. Brokered deposits decreased as maturing balances were repaid during the three months ended September 30, 2005.

Total average deposits of $397,652,144 for the three months ended September 30, 2005 increased $11,158,210, or 3%, compared to the average for the three months ended September 30, 2004. This increase in total average deposits compared to September 30, 2004 was due to a $4,851,338, or 13%, increase in average demand deposits, a $350,249, or 1%, increase in average savings accounts, and a $44,825,490, or 33%, increase in certificates of deposit. These increases were partially offset by a $5,287,378, or 8%, decrease in average NOW accounts, $1,359,249, or 8%, decrease in average money market accounts, and average brokered deposits decreased $32,222,240 or 33% to $65,668,188 for the three months ended September 30, 2005. This decrease reflects our shift to local deposits away from brokered deposits to fund the increase in our earning assets. At September 30, 2005, brokered deposits as a percentage of total assets was 10.5% compared to 12.2% at June 30, 2005 and 17.1% at September 30, 2004. The weighted average maturity for the brokered deposits was approximately 1.0 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits.

Brokered deposits are used by us as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use four national brokerage firms to source brokered deposits, which are obtained through agents of the brokerage company soliciting customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank expects to reduce the level of brokered deposits, using retail deposits and FHLB advances to fund its balance sheet growth for the next twelve months.

Advances from the Federal Home Loan Bank (FHLB) were $79,379,566 as of September 30, 2005, a decrease of $6,818,036, or 8%, from $86,197,602 as of June 30, 2005. At September 30, 2005, we had pledged U.S. government agency and mortgage-backed securities of $25,374,329 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of deposit accounts including certificates of deposit and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Average advances from the FHLB were $85,861,237 for the three months ended September 30, 2005, an increase of $7,312,419, or 9%, compared to $78,548,818 average for the same period last year.

Securities sold under repurchase agreements were $35,142,589 as of September 30, 2005, an increase of $1,763,177, or 5%, from $33,379,412 as of June 30, 2005. This increase reflects additional funds deposited by existing customers. Market interest rates are offered on this product. Average securities sold under repurchase agreements were $31,072,148 for the three months ended September 30, 2005, an increase of $4,366,604, or 16%, compared to the average for the three months ended September 30, 2004.

The Bank has a secured line of credit under the Borrower-in-Custody program through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At September 30, 2005, there was no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2005 in addition to the traditional retail deposit products:
Brokered time deposit	$ 83,927,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 26,333,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 29,349,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$139,609,000

Brokered time deposits, retail deposits and FHLB advances are used by the Bank to manage its overall liquidity position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease the level of brokered time deposits. ''

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the Federal Home Loan Bank of Boston and the Fed Discount Window Borrower-in-Custody program. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities

The following table summarizes the outstanding junior subordinated notes as of September 30, 2005:
Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	6.82%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.17%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,018,216 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 17, 2004 and will terminate on December 31, 2005. The repurchase program may be discontinued by the Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. From time to time, the Company believes that the current market price for its common stock is inadequate and does not reflect the full value of its common stock and at such times purchases its common stock in the market. For the three months ended September 30, 2005, the Company did not repurchase any stock. Total stock repurchases under the 2004 Plan were 55,300 shares for $1,061,842 through September 30, 2005. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 144,700 shares. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $40,414,854 as of September 30, 2005 as compared to $39,869,573 at June 30, 2005. The increase of $545,281, or 1%, was due to the net income for the three months ended September 30, 2005 of $1,042,097 and stock issued in connection with employee stock options of $48,234 partially offset by an decrease in other comprehensive income of $322,540 and dividends paid of $222,510. Book value per common share was $16.01 as of September 30, 2005 as compared to $15.82 at June 30, 2005. The total average equity to total average assets ratio of the Company was 7.04% as of September 30, 2005 and 6.88% at June 30, 2005.

The Company's net cash provided by operating activities was $3,080,298 during the three months ended September 30, 2005, which was a $1,614,999 increase compared to the same period in 2004. This increase was due primarily to the increase in other liabilities (escrow balances and amounts due to broker). Investing activities were a net use of cash primarily due to purchasing investment securities and capital expenditures during the three months ended September 30, 2005, compared to the same period in 2004. Financing activities used net cash from the repayment of FHLB advances net of increases in deposits and repurchase agreements compared to the same period in 2004. Overall, the Company's cash and cash equivalents increased by $703,312 during the three months ended September 30, 2005.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2005, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2005, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total capital to risk weighted assets	$60,577	13.73%	$35,272	8.00%	$44,090	10.00%
Tier 1 capital to risk weighted assets	$52,197	11.84%	$17,636	4.00%	$26,454	6.00%
Tier 1 capital to total average assets	$52,197	9.07%	$23,009	4.00%	$28,671	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total capital to risk weighted assets	$53,725	12.24%	$35,117	8.00%	$43,896	10.00%
Tier 1 capital to risk weighted assets	$48,389	11.02%	$17,558	4.00%	$26,338	6.00%
Tier 1 capital to total average assets	$48,389	8.45%	$22,913	4.00%	$28,641	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2005, follows:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 79,379,566	$ 32,696,703	$ 39,682,863	$ -	$ 7,000,000
Junior subordinated debentures	16,496,000	-	-	16,496,000	-
Capital lease obligation	4,128,508	264,262	528,523	528,523	2,807,200
Other borrowings	166,378	166,378	-	-	-
Total long-term debt	100,170,452	33,127,343	40,211,386	17,024,523	9,807,200

Operating lease obligations (1)	2,960,468	533,523	445,325	154,800	1,826,820
Total contractual obligations	$ 103,130,920 ========	$ 33,660,866 ========	$ 40,656,711 ========	$ 17,179,323 ========	$ 11,634,020 ========

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$ 14,946,000	$ 14,946,000	$ -	$ -	$ -
Commitments related to loans held for sale(3)	1,567,000	1,567,000	-	-	-
Unused lines of credit (4)(5)	44,352,000	20,964,000	4,847,000	1,168,000	17,373,000
Standby letters of credit (6)	2,537,000	2,537,000	-	-	-
	$ 63,402,000 ========	$ 40,014,000 ========	$ 4,847,000 ========	$ 1,168,000 ========	$ 17,373,000 ========

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2005 was a loss of $7,000.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2005. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2005.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2006 fiscal year that have materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(c)	Unregistered Sales of Equity Securities and Use of Proceeds None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information None.
Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description

	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2005		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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