Form 10-Q
period 2005-12-31
NORTHEAST BANCORP /ME/
filed 2006-02-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	December 31, 2005

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ___ Accelerated Filer ___ Non-accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 10, 2006, the registrant had outstanding 2,442,632 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets December 31, 2005 and June 30, 2005
Consolidated Statements of Income Three Months ended December 31, 2005 and 2004
Consolidated Statements of Income Six Months ended December 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity Six Months Ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows Six Months ended December 31, 2005 and 2004
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

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2005	2005
Assets
Cash and due from banks	$ 9,901,710	$ 9,254,312
Interest bearing deposits	1,151,078	1,063,923
Federal Home Loan Bank overnight deposits	-	3,555,000
Total cash and cash equivalents	11,052,788	13,873,235

Available for sale securities, at market value	78,918,086	74,345,938
Loans held for sale	440,500	318,850

Loans receivable	447,895,934	461,052,388
Less allowance for loan losses	5,577,000	5,104,000
Net loans	442,318,934	455,948,388

Premises and equipment, net	7,693,981	4,507,114
Aquired assets - net	65,349	88,646
Accrued interest receivable - loans	2,029,587	2,039,682
Accrued interest receivable - investments	588,583	515,207
FHLB and FRB stock, at cost	7,104,000	7,050,000
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,233,040 at 12/31/05
and $2,125,536 at 6/30/05	2,053,188	2,160,693
Bank owned life insurance (BOLI)	8,725,438	8,563,475
Other assets	6,327,870	6,081,207
Total assets	$ 567,726,201	$ 575,900,332
	=========	=========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 39,333,873	$ 39,854,720
NOW	60,404,112	64,386,939
Money market	13,630,957	17,142,325
Regular savings	26,750,556	29,807,392
Brokered time deposits	56,734,525	70,424,426
Certificates of deposit	203,970,038	174,602,920
Total deposits	400,824,061	396,218,722

FHLB advances	70,509,987	86,197,602
Obigation under capital lease agreement	2,843,048	-
Other borrowings	164,461	220,105
Securities sold under repurchase agreements	32,369,391	33,379,412
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	3,798,763	3,518,918
Total liabilities	527,005,711	536,030,759

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,527,332 and 2,519,832
shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	2,527,332	2,519,832
Additional paid in capital	6,607,020	6,530,836
Retained earnings	33,152,641	31,489,092
Accumulated other comprehensive loss	(1,566,503)	(670,187)
Total stockholders' equity	40,720,490	39,869,573

Total liabilities and stockholders' equity	$ 567,726,201	$ 575,900,332
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Interest and dividend income:
Interest on loans	$ 7,844,011	$ 7,199,425
Interest on FHLB overnight deposits	37,192	13,782
Interest on fed funds sold	1,078	-
Interest and dividends on available for sale securities	788,051	672,823
Dividends on FHLB and FRB stock	87,840	64,540
Other interest income	8,068	1,705
Total interest and dividend income	8,766,240	7,952,275

Interest expense:
Deposits	2,771,214	2,102,444
Repurchase agreements	224,204	101,311
FHLB advances	738,685	918,450
Obligation under capital lease agreement	36,225	-
Other borrowings	455	10,443
Junior subordinated notes	266,346	301,056
Total interest expense	4,037,129	3,433,704

Net interest income before provision for loan losses	4,729,111	4,518,571

Provision for loan losses	300,104	299,984
Net interest income after provision for loan losses	4,429,007	4,218,587

Noninterest income:
Fees and service charges on loans	165,264	152,915
Fees for other services to customers	281,074	250,248
Net securities gains	3,031	37,527
Gain (loss) on trading activities	-	-
Gain on sales of loans	67,328	58,636
Investment commissions	363,909	379,925
Insurance commissions	409,332	375,946
BOLI income	91,336	67,096
Other income	140,747	105,558
Total noninterest income	1,522,021	1,427,851

Noninterest expense:
Salaries and employee benefits	2,514,846	2,385,609
Occupancy expense	390,597	345,677
Equipment expense	378,165	286,389
Intangible assets amortization	66,762	97,736
Other	1,035,956	1,418,944
Total noninterest expense	4,386,326	4,534,355

Income before income taxes	1,564,702	1,112,083
Income tax expense	493,506	347,201

Net income	$ 1,071,196	$ 764,882
	========	========

Earnings per common share:
Basic	$ 0.42	$ 0.30
Diluted	$ 0.42	$ 0.30

Net interest margin	3.46%	3.37%
Net interest spread	3.19%	3.16%
Return on average assets (annualized)	0.74%	0.54%
Return on average equity (annualized)	10.48%	7.89%
Efficiency ratio	70%	76%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Interest and dividend income:
Interest on loans	$ 15,671,144	$ 14,030,357
Interest on FHLB overnight deposits	55,088	20,245
Interest on fed funds sold	6,724	-
Interest and dividends on available for sale securities	1,533,220	1,350,105
Dividends on FHLB and FRB stock	165,101	116,673
Other interest income	14,446	2,795
Total interest and dividend income	17,445,723	15,520,175

Interest expense:
Deposits	5,284,468	4,075,971
Repurchase agreements	384,640	180,701
FHLB advances	1,722,251	1,875,934
Obligation under capital lease agreement	60,454	-
Other borrowings	1,316	10,443
Junior subordinated notes	528,402	582,206
Total interest expense	7,981,531	6,725,255

Net interest income before provision for loan losses	9,464,192	8,794,920

Provision for loan losses	600,609	600,121
Net interest income after provision for loan losses	8,863,583	8,194,799

Noninterest income:
Fees and service charges on loans	370,085	213,464
Fees for other services to customers	576,033	492,178
Net securities gains	9,767	39,091
Loss on trading activities	-	(160)
Gain on sales of loans	167,308	110,540
Investment commissions	721,256	834,761
Insurance commissions	812,821	473,279
BOLI income	183,187	160,093
Other income	269,581	268,543
Total noninterest income	3,110,038	2,591,789

Noninterest expense:
Salaries and employee benefits	5,114,077	4,664,461
Occupancy expense	783,281	655,454
Equipment expense	769,611	542,099
Intangible assets amortization	107,504	121,133
Other	2,070,947	2,305,022
Total noninterest expense	8,845,420	8,288,169

Income before income taxes	3,128,201	2,498,419
Income tax expense	1,014,908	777,422

Net income	$ 2,113,293	$ 1,720,997
	========	========

Earnings per common share:
Basic	$ 0.84	$ 0.68
Diluted	$ 0.83	$ 0.67

Net interest margin	3.45%	3.32%
Net interest spread	3.17%	3.11%
Return on average assets (annualized)	0.73%	0.62%
Return on average equity (annualized)	10.32%	8.98%
Efficiency ratio	70%	73%

					Page 6
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2005 and 2004
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2004	$ 2,525,416	$ 6,943,894	$ 28,380,678	$ (1,396,968)	$ 36,453,020
Net income for six months ended 12/31/04	-	-	1,720,997	-	1,720,997
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment	-	-	-	1,057,422	1,057,422
Total comprehensive income	-	-	-	-	2,778,419

Dividends on common stock at $0.18 per share	-	-	(453,074)	-	(453,074)
Purchase of 30,000 shares of Company stock	(30,000)	(540,000)	-	-	(570,000)
Common stock issued in connection with
employee benefit and stock option plan	19,141	82,264	-	-	101,405

Balance at December 31, 2004	$ 2,514,557	$ 6,486,158	$ 29,648,601	$ (339,546)	$ 38,309,770
	========	========	========	========	========

Balance at June 30, 2005	$ 2,519,832	$ 6,530,836	$ 31,489,092	$ (670,187)	$ 39,869,573
Net income for six months ended 12/31/05			2,113,293		2,113,293
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment				(896,316)	(896,316)
Total comprehensive income					1,216,977

Dividends on common stock at $0.18 per share			(449,744)		(449,744)
Common stock issued in connection with
employee benefit and stock option plan	7,500	76,184	-	-	83,684

Balance at Decmber 31, 2005	$ 2,527,332	$ 6,607,020	$ 33,152,641	$ (1,566,503)	$ 40,720,490
	========	========	========	========	========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash provided by operating activities:	$ 3,127,606	$ 3,011,355

Cash flows from investing activities:
Federal Reserve stock purchased	(54,000)	(405,500)
Available for sale securities purchased	(11,018,759)	(1,901,051)
Available for sale securities matured	4,809,207	4,037,571
Available for sale securities sold	504,487	669,133
Net change in loans	12,915,334	(25,937,699)
Net capital expenditures	(831,062)	(449,234)
Proceeds from sale of premises and equipment	-	481,794
Proceeds from sale of acquired assets	185,097	290,180
Purchase of retirement annuity	-	(900,000)
Acquisition of business	-	(993,469)
Net cash provided by (used in) investing activities	6,510,304	(25,108,275)

Cash flows from financing activities:
Net change in deposits	4,605,339	4,432,636
Net change in repurchase agreements	(1,010,021)	10,159,040
Dividends paid	(449,744)	(453,075)
Proceeds from stock issuance	83,684	101,405
Company stock repurchased	-	(570,000)
Advances from the Federal Home Loan Bank	40,000,000	20,500,000
Net repayments on Federal Home Loan Bank	(60,901,615)	(12,900,986)
Net advances (repayments) on Federal Home Loan Bank overnight advances	5,214,000	(5,377,000)
Proceeds from issuance of Junior Subordinated Notes	-	10,000,000
Repayment of Junior Subordinated Notes	-	(7,172,998)
Net cash (used) provided by financing activities	(12,458,357)	18,719,022

Net decrease in cash and cash equivalents	(2,820,447)	(3,377,898)

Cash and cash equivalents, beginning of period	13,873,235	14,647,785
Cash and cash equivalents, end of period	$ 11,052,788	$ 11,269,887
	=========	=========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(896,316)	1,057,422
Net transfer from loans to acquired assets	161,800	302,590
Assumption of debt from Solon-Anson Insurance Agency acquisition	-	683,104
Deferred tax liability related to Solon-Anson acquisition	-	450,877
Capital lease asset and related obligation	2,892,702	-
Security settlement due to broker	280,249	-

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,292,850	1,043,222
Interest paid	7,499,764	6,589,504

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2005, the results of operations for the three and six month periods ended December 31, 2005 and 2004, the changes in stockholders' equity for the six months ended December 31, 2005 and 2004, and the cash flows for the six months ended December 31, 2005 and 2004. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005 included in the Company's Annual Report on Form 10-K. Certain June 30, 2005 amounts have been reclassified to be consistent with the December 31, 2005 financial statements.

2.   Junior Subordinated Notes

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

The following table summarizes the junior subordinated notes issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include the junior subordinated notes acquired by the affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The company has the right to redeem the junior subordinated notes, in whole or impart, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	7.33%	March 30, 2009
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2010
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.27%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 7.33% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the state liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,033,990.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2005	June 30, 2005

Residential real estate	$ 152,135,658	$ 148,840,093
Commercial real estate	123,221,909	125,898,821
Construction	6,505,348	12,201,353
Commercial	57,404,989	68,715,530
Consumer & Other	106,175,661	102,864,902
Total	445,443,565	458,520,699
Net Deferred Costs	2,452,369	2,531,689
Total Loans	$ 447,895,934 =========	$ 461,052,388 =========

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six months Ended December 31,
	2005	2004
Balance at beginning of period	$ 5,104,000	$ 4,577,000
Add provision charged to operations	600,609	600,121
Recoveries on loans previously charged off	63,203	76,267
	5,767,812	5,253,388
Less loans charged off	190,812	335,388
Balance at end of period	$ 5,577,000 ========	$ 4,918,000 =========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	December 31, 2005		June 30, 2005
	Cost	Market Value	Cost	Market Value

Debt securities issued by U. S. Government- sponsored enterprises	$ 26,268,423	$ 25,470,231	$ 26,271,307	$ 25,762,186
Corporate bonds	500,000	487,295	500,000	493,085
Municipal Bonds	8,587,238	8,424,574	--	--
Mortgage-backed securities	43,967,679	42,609,535	46,647,228	46,153,494
Equity securities	1,968,234	1,926,451	1,942,837	1,937,173
	$ 81,291,574 =========	$ 78,918,086 =========	$ 75,361,372 =========	$ 74,345,938 =========
	December 31, 2005		June 30, 2005
	Cost	Market Value	Cost	Market Value
Due in one year or less	$ 4,000,000	$ 3,922,600	$ --	$ --
Due after one year through five years	18,387,821	17,792,183	22,392,126	21,926,260
Due after five years through ten years	2,989,480	2,927,930	2,988,653	2,978,520
Due after ten years	9,978,360	9,739,387	1,390,528	1,350,491
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 8.5% maturing November 2007 to September 2032)	43,967,679	42,609,535	46,647,228	46,153,494
Equity securities	1,968,234	1,926,451	1,942,837	1,937,173
	$ 81,291,574 =========	$ 78,918,086 =========	$ 75,361,372 =========	$ 74,345,938 =========

Page10

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 29,034,395	2.08% - 5.55%	2006
18,843,584	2.22% - 3.57%	2007
15,632,008	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 70,509,987 =========

June 30, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 49,309,004	2.08% - 6.79%	2006
13,831,915	2.22% - 3.57%	2007
16,056,683	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,197,602 ==========

The Federal Home Loan Bank has the option to call $27,000,000 and $22,000,000 of the outstanding advances for the periods ending December 31, 2005 and June 30, 2005, respectively. The options are continuously callable quarterly until maturity.

7.  Stock Option Plans

Northeast Bancorp grants "incentive stock options" only to employees of the Company, and grants "nonqualified stock options" to employees and non-employee directors. All options granted under these plans are required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted. Under Accounting Principle Board Opinion No. 25, no compensation expense is recognized on the grants issued to employees if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Generally options issued under the plan vest immediately upon being granted.

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted during the six months ended December 31, 2005. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the six months ended December 31, 2005 and 2004 would have been the amounts shown below. The Company has adopted SFAS 123R which requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements effective after July 1, 2005.
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
Net Income as reported	$ 1,071,196	$ 764,882	$ 2,113,293	$ 1,720,997
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	--	1,459	--	1,459
Pro forma net income	$ 1,071,196 ========	$ 763,423 ========	$ 2,113,293 ========	$ 1,719,538 ========

Earnings per share
Basic - as reported	$ 0.42	$ 0.30	$ 0.84	$ 0.68
Basic - pro forma	$ 0.42	$ 0.30	$ 0.84	$ 0.68

Diluted - as reported	$ 0.42	$ 0.30	$ 0.83	$ 0.67
Diluted - pro forma	$ 0.42	$ 0.30	$ 0.83	$ 0.67

8. Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a 15 year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We lease the entire building, a total of 27,000 square feet. For the first ten years of the lease the annual expense is $264,000. Since the present value of the lease payments exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement with the Company's other long-term debt. The capital lease asset is being amortized over the lease term.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2005 and 2004 and the financial condition at December 31, 2005 and June 30, 2005. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2005 for discussion of the critical accounting policies of the Company.

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

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition. Management's Discussion and Analysis of the Results of Operations and Financial Condition should be read in conjunction with our unaudited consolidated financial statements, including the notes there to, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2005 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Northeast Bank is faced with two challenges: growing earning assets and improving net interest margins.

Earning assets have declined compared to June 30, 2005. This decrease is primarily attributable to the intense competition for commercial real estate and small commercial loans. We believe that our competitors are not pricing or structuring new transactions for risk. We have chosen to fully reflect risk in our pricing and not to compromise our underwriting standards. In addition, we have tightened our credit underwriting standards due to a perceived weakness in commercial real estate values in our market, an increase in non-performing loans, an increase in criticized loans (based on our internal rating system), and an increase in loan delinquency.

Consequently, there has been a decrease in commercial real estate and commercial loan originations. We expect an overall decrease in commercial real estate and commercial loan originations for the fiscal year ending June 30, 2006 compared to fiscal 2005. The excess cash from the decrease in loans has been used to purchase mortgage-backed and municipal securities.

To date, the repricing of prime rate indexed loans, both consumer and commercial, has kept our yields increasing faster then the cost of interest-bearing liabilities, improving our net interest margin. As with loans, there is intense competition for new deposit relationships. We have increased the interest rates for certificates of deposits to compete with banks in our market as we enter periods of significant maturities of certificates of deposits. The increase in the cost of interest-bearing liabilities is expected to continue to exceed the increase in yields on earning assets, which occurred over the last two months of the quarter ended December 31, 2005. Improving the net interest margin will be difficult if increases in prime rate stop.

Opportunities that will improve non-interest income include the continued expansion the wealth management division of our trust department increase trust fees, expansion of the investment brokerage division increasing commission revenue, and continued increase in sales of commercial and consumer property and casualty insurance policies increasing commission revenue and the potential expansion of Northeast Bank Insurance Agency, Inc. into southern Maine.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2005, we had 13 banking offices and eight insurance offices all located in western and south-central Maine. At December 31, 2005, we had consolidated assets of $567.7 million and consolidated stockholders' equity of $40.7 million.

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

The Bank has entered into an agreement on February 8, 2006 to sell the deposits and certain loans from its Lisbon Falls branch to Androscoggin Savings Bank of Lewiston, Maine, and then close the Lisbon Falls branch. Regulatory approval is pending. The sale is scheduled to close on May 19, 2006. This transaction is not expected to have a negative impact on the Bank's operating results in future periods. The Bank will receive a premium of 5.5% on the deposits transferred to Androscoggin Savings Bank, subject to certain limitations. The Bank will replace the transferred deposits with the purchase of brokered certificates of deposit. The deposit sale and branch closing will allow us to focus our branch expansion opportunities where there is more robust household growth. The costs of exiting the Lisbon Falls market are not material. There is no impairment to be recognized for the Lisbon Falls branch building.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc. (formerly known as Northeast Financial Services Corporation), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine on September 29, 2004. Effective April 1, 2005, Solon-Anson Insurance Agency was merged with Northeast Bank Insurance Group Inc. In addition to the agency office in Rangeley, six insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Mexico, and South Paris, Maine. A new office was opened in Jackman, Maine in August, 2005. All of our insurance offices offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2005 consolidated financial statements for more information on this transaction.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells from time to time fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income. The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management, and financial planning to reduce its dependency on net interest income.

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

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The level of the provision for loan losses, non-interest income and expenses of the Company and the Bank, and the effective tax rate also affect profitability. Non-interest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Non-interest expenses consist of salaries and employee benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include advertising, computer services, supplies, telecommunication, and postage expenses.

Results of Operations

Comparison of the Three and Six Months ended December 31, 2005 and 2004

General

The Company reported consolidated net income of $1,071,196, or $0.42 per diluted share, for the three months ended December 31, 2005 compared with $764,882, or $0.30 per diluted share, for the three months ended December 31, 2004, an increase of $306,314, or 40%. This increase in net income was the due to an increase in net interest income, an increase in non-interest income, and a decrease in non-interest expense. Net interest income increased $210,540, or 5%, from higher net interest margin and increased earning assets. Non-interest income increased $94,170, or 7%, primarily from increased insurance commissions and fees and service charges on deposits. Non-interest expense decreased $148,029, or 3%, primarily due to the write-off of unamortized deferred costs related to trust preferred securities redeemed on December 31, 2004.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 10.48% and 0.74%, respectively, for the quarter ended December 31, 2005 as compared to 7.89% and 0.54%, respectively, for the quarter ended December 31, 2004. The increase in the returns on average equity and average assets was due to higher net income for the current quarter.

Net income for the six months ended December 31, 2005 was $2,113,293, or $0.83 per diluted share, as compared to $1,720,997, or $0.67 per diluted share, for the same period one year ago. Net income increased $392,296, or 23%, and was due to an increase in net interest income, an increase in non-interest income partially offset by an increase in non-interest expense. Net income was impacted by a $669,272 increase in net interest income, a $518,249 increase in non-interest income and a $557,251 increase in non-interest expense. Non-interest income and expense reflects a full quarter impact for the Solon-Anson Insurance Agency which was acquired September 29, 2004.

Annualized ROE and ROA were 10.32% and 0.73%, respectively, for the six months ended December 31, 2005 and 8.98% and 0.62%, respectively, for the six months ended December 31, 2004. The increase in both ratios was primarily due to increased net income.

Net Interest Income

Net interest income for the three months ended December 31, 2005 increased to $4,729,111 as compared to $4,518,571 for the same period in 2004. The increase in net interest income of $210,540 was primarily due to a 9 basis point increase in net interest margin and higher average earning assets, which increased $10,181,020, or 2%, for the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. The increase in average earning assets was primarily due to an increase in investment securities from the purchase of U.S. government sponsored enterprises, mortgage-backed, and municipal securities that increased average investments $9,589,650, or 14%. Average loans as a percentage of average earning assets was 84% and 85%, respectively, for quarters ended December 31, 2005 and 2004. Further, our net interest margin was 3.46% and 3.37% for the periods ended December 31, 2005 and 2004, respectively. Our net interest spread for the three months ended December 31, 2005 was 3.19%, an increase of 3 basis points from 3.16% for the same period a year ago. Comparing the three months ended December 31, 2005 and 2004, the yields on earning assets increased 49 basis points compared to a 46 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general rising interest rate environment. We were able to generate a greater increase in the yield on earning assets as compared to the cost of interest-bearing liabilities primarily as a result of the repricing of variable, prime rate based loans.

The changes in net interest income are presented in the schedule below, which compares the three months ended December 31, 2005 and 2004.

	Difference Due to
	Volume	Rate	Total
Investments	$ 98,292	$ 40,236	$ 138,528
Loans, net	(7,789)	652,375	644,586
FHLB & Other Deposits	4,899	25,952	30,851
Total Interest-earnings Assets	95,402	718,563	813,965

Deposits	107,652	561,118	668,770
Repurchase Agreements	(4,541)	127,434	122,893
Borrowings	(3,784)	(184,454)	(188,238)
Total Interest-bearing Liabilities	99,327 __________	504,098 __________	603,425 __________
Net Interest Income	$ (3,925) ========	$ 214,465 ========	$ 210,540 ========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings.

Net interest income for the six months ended December 31, 2005 increased $669,272 as compared to the six months ended December 31, 2004. The increase in net interest income was due to a 13 basis point increase in net interest margin combined with an increase in average earning assets of $19,595,597 for the six months ended December 31, 2005 compared to the same period one year ago. The increase in average earning assets was due to a $7,964,322, or 12%, increase in investment securities and a $10,429,319, or 2%, increase in loans. Average loans as a percentage of average assets was 84% and 85% for the six months ended December 31, 2005 and 2004, respectively. For the same fiscal periods, net interest margin was 3.45% and 3.32%, respectively. Net interest spread for the six months ended December 31, 2005 was 3.17%, an increase of 6 basis points from 3.11% for the same period one year ago. The yields on earning assets increased 49 basis points compared to an increase of 43 basis points in the cost of interest-bearing liabilities between the six months ended December 31, 2005 and 2004. The variable rate loans based on prime rate accounts for the yield increase on earning assets and closely followed the actions by the Open Market Committee of the Federal Reserve changing the federal funds rate.

The changes in net interest income are presented in the schedule below, which compares the six months ended December 31, 2005 and 2004.

	Difference Due to
	Volume	Rate	Total
Investments	$ 164,366	$ 67,177	$ 231,543
Loans, net	333,340	1,307,447	1,640,787
FHLB & Other Deposits	8,788 __________	44,430 __________	53,218 __________
Total Interest-earnings Assets	506,494	1,419,054	1,925,548

Deposits	180,970	1,027,527	1,208,497
Repurchase Agreements	9,196	194,743	203,939
Borrowings	142,612 __________	(298,772) __________	(156,160) __________
Total Interest-bearing Liabilities	332,778 __________	923,498 __________	1,256,276 __________
Net Interest Income	$ 173,716 ========	$ 495,556 ========	$ 669,272 ========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank has maintained an asset sensitive position, which is the yield on interest-bearing assets reprice more quickly than the cost of interest-bearing liabilities. As a result, the Bank is generally expected to experience an improvement in its net interest margins during a period of increasing interest rates. In fact, a slight improvement was experienced for the three and six month periods ended December 31, 2005.

As of December 31, 2005 and 2004, 50% and 51%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin increase, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2005 was $300,104, an increase of less than 1%, from $299,984 for the three months ended December 31, 2004. For the six months ended December 31, 2005 and 2004, the provision for loan losses was $600,609 and $600,121, respectively, an increase of less than 1%. The flat provision was primarily due to lower net charge-offs, $59,104 for the three months ended December 31, 2005 compared to $133,983 for the same period in 2004, and $127,609 for the six months ended December 31, 2005 compared to $259,121 for the six months ended December 31, 2004. Loan delinquency increased compared to prior periods both in the loan balances past due and as a percentage of total loans. This increase was due to approximately $1.4 million of commercial loans that have matured and are pending re-underwriting. Each of these loans has adequate collateral and no significant losses are anticipated. Management believes that the increase in delinquency does not indicate that an additional provision should be recognized. The impact of these delinquencies is mitigated in part by a net decrease in total loans as compared to June 30, 2005 and December 31, 2004. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.25% at December 31, 2005 compared to 1.11% at June 30, 2005, and 1.06% at December 31, 2004.

Non-interest Income

Total non-interest income was $1,522,021 for the three months ended December 31, 2005, an increase of $94,170, or 7%, from $1,427,851 for the three months ended December 31, 2004. This increase was the combined impact of a $12,349 increase in fees and service charges on loans from commercial loan prepayment penalties and a decrease in the amortization of mortgage servicing rights, $30,826 increase in other service fees primarily from overdraft fees, $8,692 increase in gains on the sale of loans from higher volume, $33,386 increase in insurance commissions, $24,240 increase in BOLI income from higher interest rates, and $35,189 increase in other income primarily from an increase in trust fees. These increases were partially offset by a $16,016 decrease in lower investment brokerage commission revenue from lower sales volume and a $34,496 decrease in net securities gains.

For the six months ended December 31, 2005 and 2004, total non-interest income was $3,110,038 and $2,591,789, respectively, an increase of $518,249, or 20%. Insurance commission revenue increased $339,542 due to the full quarter impact of the Solon-Anson acquisition, $156,621 increase in fees and service charges on loans from late fees and commercial loan prepayment penalties and a decrease in the amortization of mortgage servicing rights, $83,855 increase from fees and service charges from deposit customers, $56,768 increase in gains on the sales of loans from higher sales volume, and a $23,094 increase in BOLI income. These increases were partially offset by an $113,505 decrease in investment commission revenue on lower sales volume and $29,324 decrease in net securities gains from lower trading volume.

Non-interest Expense

Total non-interest expense for the three months ended December 31, 2005 was $4,386,326, a decrease of $148,029, or 3%, from $4,534,355 for the three months ended December 31, 2004. This decrease compared to the three months ended December 31, 2005 was primarily due the write-off of the $392,249 unamortized deferred cost related to the 1999 trust preferred securities redeemed December 31, 2004. This decrease was partially offset by increased salaries and employee benefits, net occupancy expense, and equipment expense. Salaries and employee benefits increased $129,237, or 5%, due to increased deferred compensation expense and lower deferred costs due to lower loan originations compared to the same period one year ago. Net occupancy expense increased $44,920, or 13%, due to the capital lease amortization for the new Lewiston Gateway building and higher utilities expense. The depreciation expense on new computer equipment and furniture for the Lewiston Gateway and personal property taxes increased equipment expense $91,776, or 32%. See Note 8 to our consolidated financial statements for additional information on the capital lease.

Total non-interest expense for the six months ended December 31, 2005 was $8,845,420, an increase of $557,251, or 7%, as compared to $8,288,169 for the six months ended December 31, 2004. Salaries and employee benefits accounted for $449,616 of this increase which was due to from deferred compensation expense accrued for the former owners of Solon-Anson Insurance Agency, bonus expenses, and lower deferred costs attributable to lower loan originations compared to the same period one year ago. Relocation of the former operation center, executive offices, loan processing, and commercial lending to the Lewiston Gateway occurred in August, 2005. Net occupancy expense increased $127,827, or 19%, due the amortization of the capital lease and utilities expense. Equipment expense increased $227,512, or 42%, from the depreciation expense on new computer equipment and furniture for the Lewiston Gateway and relocation expenses. Other expense decreased $234,075, or 10%. This decrease was due to the write-off, at the time of redemption of the 1999 trust preferred securities, of $392,249 unamortized deferred costs on December 31, 2004, and was partially offset by an increase in professional fees for an efficiency study, and an increase in advertising expenses related to an image campaign for the Bank

For the three and six months ended December 31, 2005, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2004.

Our efficiency ratio, total non-interest expense as a percentage of the sum of net interest income and non-interest income, was 70% and 76% for the three months ended December 31, 2005 and 2004, respectively and 70% and 73% for the six months ended December 31, 2005 and 2004, respectively.

Financial Condition

Our consolidated assets were $567,726,201 and $575,900,332 as of December 31, 2005 and June 30, 2005, respectively, a decrease of $8,174,131, or 1%. This was due to a $13,156,454 decrease in loans, primarily commercial, commercial real estate, and construction loans, partially offset by an increase in investment securities and the capital lease for our headquarters building. For the three months ended December 31, 2005, total average assets were $573,545,619, an increase of $11,313,468, or 2%, from $562,232,151 for the same period in 2004. This average asset increase was primarily attributable to an increase in investment securities from net excess funding.

Total stockholders' equity was $40,720,490 and $39,869,573 at December 31, 2005 and June 30, 2005, respectively, an increase of $850,917, or 2%, due to net income for the six months ended December 31, 2005 and stock issued in connection with employee stock options partially offset by a decrease in accumulated other comprehensive income and dividends paid. The book value per outstanding share was $16.11 at December 31, 2005 and $15.82 at June 30, 2005.

Investment Activities

The investment portfolio was $78,918,086 as of December 31, 2005, an increase of $4,572,148, or 6%, from $74,345,938 as of June 30, 2005. The investment portfolio as of December 31, 2005 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $76,816,519 for the three months ended December 31, 2005 as compared to $67,266,048 for the three months ended December 31, 2004, an increase of $9,550,471, or 14%. This increase was due primarily to purchasing municipal securities.

Our entire investment portfolio is classified as available for sale at December 31, 2005 and June 30, 2005, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2005 were $81,291,574 and $78,918,086, respectively. The difference between the carrying value and the cost of the securities of $2,373,488 was primarily attributable to the market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $41,783 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $2,331,705 at December 31, 2005. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have decreased in market value due to the recent increases in the interest rates as compared to June 30, 2005. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities until a recovery of market value occurs.

Loan Portfolio

Total loans of $447,895,934 as of December 31, 2005 decreased $13,156,454, or 3%, from $461,052,388 as of June 30, 2005. Compared to June 30, 2005, residential real estate and consumer loans increased, while construction, commercial real estate and commercial loans decreased. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans increased $3,295,565, or 2%. Consumer loans increased $3,310,759, or 3%, due to increased origination of indirect recreational vehicle and indirect auto loans. Construction, commercial real estate and commercial loans decreased $5,696,005, or 47%, $2,676,912, or 2%, and $11,310,541, or 16%, respectively, compared to June 30, 2005. Commercial real estate and commercial loans originations decreased during the three and six months ended December 31, 2005 due to the tightening of our underwriting standards, which decreased origination volume, and the loss of a few large commercial relationships due to competition. The decrease in construction loan was partially due to the transfer to permanent financing of several construction loans. Net deferred loan origination costs decreased $79,320. The total loan portfolio averaged $452,506,235 for the three months ended December 31, 2005, a decrease of $509,356, or less than 1%, compared to the three months ended December 31, 2004.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of December 31, 2005 has had slight mix change with increases in residential real estate and consumer loans more than offset by decreases in construction, commercial real estate, and commercial loans when compared to June 30, 2005. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume. The local competitive environment and customer response to favorable secondary market rates for 30 year fixed rate residential real estate loans will have an adverse affect on the Bank's ability to increase the loan portfolio.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 34%, 32% and 33% as of December 31, 2005, June 30, 2005 and December 31, 2004, respectively. The variable rate product as a percentage of total residential real estate loans was 43%, 42% and 42% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have sold virtually all of the newly originated 30-year fixed-rate residential real estate loans also to manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market, and hold 15-year fixed rate residential real estate loans in portfolio. Average residential real estate mortgages of $150,487,072 for the three months ended December 31, 2005 increased $3,724,183, or 3%, from the three months ended December 31, 2004. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rate loans. The volume of residential real estate loan originations has decreased slightly to $6.9 million for the three months ended December 31, 2005 compared to $8.4 million for the same period one year ago. This origination volume is expected to continue to decrease as general interest rates increase. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 27% as of December 31, 2005, June 30, 2005 and December 31, 2004. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96%, 97% and 96% for the same periods, respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $122,042,334 for the three months ended December 31, 2005 decreased $3,272,039, or 3%, from the same period in 2004. The decrease in commercial real estate loans reflects our tightening of credit underwriting standards and competition in existing business markets.

Construction loans as a percentage of total loans were 1%, 3%, and 3% as of December 31, 2005, June 30, 2005 and December 31, 2004, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. Variable rate products as a percentage of total construction loans were 62%, 56%, and 61% for the same periods, respectively. Average construction loans were $10,228,682 and $11,626,703 for the three months ended December 31, 2005 and 2004, respectively, a decrease of $1,398,021, or 12%.

Commercial loans as a percentage of total loans were 13%, 15%, and 16% as of December 31, 2005, June 30, 2005 and December 31, 2004, respectively. The variable rate products as a percentage of total commercial loans were 58%, 58%, and 59% for the same periods respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $60,752,759 for the three months ended December 31, 2005 decreased $10,251,699, or 14%, from $71,004,458 for the same period in 2004.

Consumer and other loans as a percentage of total loans were 24%, 23%, and 21% for the periods ended December 31, 2005, June 30, 2005, and December 31, 2004, respectively. At December 31, 2005, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 35%, 32%, and 29% of total consumer loans, respectively, compared to 34%, 29%, and 32% of total consumer loans at June 30, 2005. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile and recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $106,458,867 and $95,776,154 for the three months ended December 31, 2005 and 2004, respectively. The $10,682,713, or 11%, increase was due to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2005		June 30, 2005
Indirect Auto	$ 37,531,992	35%	$ 34,872,792	34%
Indirect RV	33,457,707	32%	30,235,107	29%
Indirect Mobile Home	30,453,261	29%	32,749,004	32%
Subtotal Indirect	101,442,960	96%	97,856,903	95%
Other	4,732,701	4%	5,007,999	5%
Total	$ 106,175,661 =========	100% ====	$ 102,864,902 =========	100% ====

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment the loan is likely to present future principal and/or interest repayments problems. In both situations, we stop accruing interest. The Bank had non-performing loans totaling $3,714,000 and $1,698,000 at December 31, 2005 and June 30, 2005, respectively, or 0.83% and 0.37% of total loans, respectively. The Bank's allowance for loan losses was equal to 150% and 301% of the total non-performing loans at December 31, 2005 and June 30, 2005, respectively. The following table represents the Bank's non-performing loans as of December 31, 2005 and June 30, 2005, respectively:

Description	December 31, 2005	June 30,2005
Residential Real Estate	$ 627,000	$ 515,000
Commercial Real Estate	2,656,000	867,000
Commercial Loans	292,000	256,000
Consumer and Other	139,000	60,000
Total non-performing	$ 3,714,000 ========	$ 1,698,000 ========

Management does believe that the increase in non-performing loans as of December 31, 2005 was indicative of a trend. The total increase in non-performing loans was $2,016,000, which was due to four commercial real estate loans accounting for $1,727,000 of this increase, and matured loans accounting for an additional $289,000. No significant losses are expected. Loans classified as non-performing included approximately $1,387,000 of loan balances that are current and paying as agreed. At December 31, 2005, the Bank had $2,689,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans increased by $739,000 when compared to the $1,950,000 at June 30, 2005.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-05	9-30-05	6-30-05	3-31-05
2.28%	1.25%	0.96%	0.68%

The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.98% as of December 31, 2005.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,577,000 as of December 31, 2005 as compared to $5,104,000 as of June 30, 2005, representing 1.25% and 1.11% of total loans for each of the periods. Management maintains an allowance at a level that it believes is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended December 31, 2005, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in November 2005. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts of a third insurance company. Standard and Poor's rated these companies AA or better at December 31, 2005. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 18.9% of Company's capital plus the allowance for loan losses at December 31, 2005 and was below the 25% regulatory limit.

Intangible assets of $2,053,188 as of December 31, 2005 decreased $107,505 from $2,160,693 as of June 30, 2005. This asset consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. See Note 1 of the consolidated financial statements as of June 30, 2005 for additional information on intangible assets.

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

Total deposits of $400,824,061 as of December 31, 2005 increased $4,605,339, or 1%, from $396,218,722 as of June 30, 2005. Excluding the decrease in brokered deposits, customer deposits increased $18,295,240, or 6%. Certificates of deposits increased $29,367,118, or 17%, reflecting the successful promotions of nine and twelve month certificates of deposit during the six months ended December 31, 2005. Brokered deposits decreased $13,689,901 from the repayment of maturing balances reducing our reliance on wholesale funding. All other types of the deposits also decreased; demand deposit accounts decreased $520,847, NOW accounts decreased $3,982,827, money market accounts decreased $3,511,368, and savings accounts decreased $3,056,836 during the six months ended December 31, 2005. Management's continuing strategy offers certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships.

Total average deposits of $404,507,819 for the three months ended December 31, 2005 increased $9,570,309, or 2%, compared to the average for the three months ended December 31, 2004. This increase in total average deposits compared to December 31, 2004 was due to a $3,261,230, or 9%, increase in average demand deposits and a $50,218,861, or 33%, increase in certificates of deposit. These increases were partially offset by a $7,078,981, or 10%, decrease in average NOW accounts, a $3,736,551, or 20%, decrease in average money market accounts, and a $1,307,072, or 5%, decrease in average savings accounts. These decreases reflect customers moving funds to higher yielding accounts such as certificates of deposit. Average brokered deposits decreased $31,787,178, or 35%, to $58,605,798 for the three months ended December 31, 2005. This decrease reflects our shift to local deposits and away from brokered deposits to fund our earning assets. At December 31, 2005, brokered deposits as a percentage of total assets was 10.0% compared to 12.2% at June 30, 2005 and 14.4% at December 31, 2004. The weighted average maturity for the brokered deposits was approximately 1.0 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to certificates of deposit.

Brokered deposits are used by us as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use four national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank expects a slight increase in the level of brokered deposits to fund its balance sheet growth for the next twelve months.

Advances from the Federal Home Loan Bank (FHLB) were $70,509,987 as of December 31, 2005, a decrease of $15,687,615, or 18%, from $86,197,602 as of June 30, 2005. At December 31, 2005, we had pledged U.S. government agency and mortgage-backed securities of $27,244,875 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of deposit accounts including certificates of deposit and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities can not be pledged. Average advances from the FHLB were $72,513,961 for the three months ended December 31, 2005, a decrease of $4,782,567, or 6%, compared to $77,296,528 average for the same period last year.

Securities sold under repurchase agreements were $32,369,391 as of December 31, 2005, a decrease of $1,010,021, or 3%, from $33,379,412 as of June 30, 2005. Market interest rates are offered on this product. At December 31, 2005, we had pledged U.S. government agency and mortgage-backed securities of $36,077,928 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $32,028,096 for the three months ended December 31, 2005, a decrease of $1,440,090, or 4%, compared to the average for the three months ended December 31, 2004.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At December 31, 2005, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of December 31, 2005 in addition to the traditional retail deposit products:

Brokered time deposit	$ 84,506,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 36,307,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 28,287,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$149,100,000

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

The following table summarizes the outstanding junior subordinated notes as of December 31, 2005:
Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	7.33%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.27%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,033,990 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 16, 2005 and will terminate on December 31, 2006. The repurchase program may be discontinued by the Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended December 31, 2005, the Company did not repurchase any stock. Total stock repurchases under the 2004 Plan were 55,300 shares for $1,061,842 through December 31, 2005. On February 9, 2006, we repurchased 90,200 shares at the market price of $23.75 per share for a total of $2,142,250. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 54,500 shares. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $40,720,490 as of December 31, 2005, as compared to $39,869,573 at June 30, 2005. The increase of $850,917, or 2%, was due to the net income for the six months ended December 31, 2005 of $2,113,293 and stock issued in connection with employee stock options of $83,684, partially offset by a decrease in other comprehensive income of $896,316 and dividends paid of $449,744. Book value per common share was $16.11 as of December 31, 2005, as compared to $15.82 at June 30, 2005. The total average equity to total average assets ratio of the Company was 7.07% as of December 31, 2005 and 6.88% at June 30, 2005.

The Company's net cash provided by operating activities was $3,127,606 during the three months ended December 31, 2005, which was an $116,251 increase compared to the same period in 2004. Investing activities were a net source of cash primarily due to the net decrease in loans partially offset by purchasing investment securities during the six months ended December 31, 2005 as compared to the same period in 2004. Financing activities was a net use of cash by repaying FHLB advances at maturity compared to the same period in 2004. Overall, the Company's cash and cash equivalents decreased by $2,820,447 during the six months ended December 31, 2005. Compared to the six months ended December 31, 2004, our cash and cash equivalents was virtually unchanged.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2005, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2005, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk weighted assets	$ 61,517	14.36%	$ 34,265	8.00%	$ 42,832	10.00%
Tier 1 capital to risk weighted assets	$ 53,262	12.44%	$ 17,133	4.00%	$ 25,699	6.00%
Tier 1 capital to total average assets	$ 53,262	9.28%	$ 22,958	4.00%	$ 28,698	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk weighted assets	$ 55,062	12.91%	$ 34,108	8.00%	$ 42,635	10.00%
Tier 1 capital to risk weighted assets	$ 49,730	11.66%	$ 17,054	4.00%	$ 25,581	6.00%
Tier 1 capital to total average assets	$ 49,730	8.72%	$ 22,809	4.00%	$ 28,511	5.00%

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

 A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at December 31, 2005, follows:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 70,509,987	$ 29,034,395	$ 34,475,592	$ -	$ 7,000,000
Junior subordinated notes	16,496,000	-	-	16,496,000	-
Capital lease obligation	2,843,048	124,406	279,888	297,853	2,140,901
Other borrowings	164,461	164,461	-	-	-
Total long-term debt	90,013,496	29,323,262	34,755,480	16,793,853	9,140,901

Operating lease obligations (1)	2,735,973	522,539	325,414	154,800	1,733,220
Total contractual obligations	$ 92,749,469 ========	$ 29,845,801 ========	$ 35,080,894 ========	$ 16,948,653 ========	$ 10,874,121 ========

	Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$ 8,097,000	$ 8,097,000	$ -	$ -	$ -
Commitments related to loans held for sale(3)	1,321,000	1,321,000	-	-	-
Unused lines of credit (4)(5)	49,303,000	25,326,000	5,647,000	1,130,000	17,200,000
Standby letters of credit (6)	1,379,000	1,379,000	-	-	-
	$ 60,100,000 ========	$ 36,123,000 ========	$ 5,647,000 =======	$ 1,130,000 ========	$ 17,200,000 ========

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2005 was a gain of $1,393.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first six months of our 2006 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(c)	Unregistered Sales of Equity Securities and Use of Proceeds None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.

Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/9/2005 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 9, 2005, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

		Votes For	Votes Withheld/Withheld
	John B. Bouchard	2,253,054	4,692
	James P. Day	2,215,530	42,216
	James D. Delamater	2,253,413	4,333
	Ronald J. Goguen	2,170,251	87,495
	Judith W. Kelly	2,255,530	2,216
	Philip Jackson	2,253,530	4,216
	Pender J. Lazenby	2,215,530	42,216
	John Rosmarin	2,215,530	42,216
	John Schiavi	2,255,530	2,216
	Stephen W. Wight	2,245,572	12,174
	Dennis A. Wilson	2,252,897	4,849

Item 5.	Other Information None.
Item 6.	Exhibits
	List of Exhibits:
	Exhibits No.	Description

	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 10, 2006		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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