Form 10-Q
period 2006-03-31
NORTHEAST BANCORP /ME/
filed 2006-05-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended	March 31, 2006

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2006, the registrant had outstanding 2,444,132 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2006 and June 30, 2005
Consolidated Statements of Income Three Months ended March 31, 2006 and 2005
Consolidated Statements of Income Nine Months ended March 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity Nine Months Ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows Nine Months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 1.a.	N/A
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits
		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	June 30, 2005
Assets
Cash and due from banks	$ 8,955,777	$ 9,254,312
Interest bearing deposits	1,103,138	1,063,923
Federal Home Loan Bank overnight deposits	630,000	3,555,000
Total cash and cash equivalents	10,688,915	13,873,235

Available for sale securities, at market value	83,491,515	74,345,938
Loans held for sale	358,350	318,850

Loans receivable	437,080,384	461,052,388
Less allowance for loan losses	5,447,000	5,104,000
Net loans	431,633,384	455,948,388

Premises and equipment, net	7,545,519	4,507,114
Acquired assets - net	264	88,646
Accrued interest receivable - loans	2,037,687	2,039,682
Accrued interest receivable - investments	640,309	515,207
FHLB and FRB stock, at cost	7,104,000	7,050,000
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,299,802 at 03/31/06
and $2,125,536 at 6/30/05	1,986,427	2,160,693
Bank owned life insurance (BOLI)	8,809,686	8,563,475
Other assets	6,332,340	6,081,207
Total assets	$ 561,036,293	$ 575,900,332
	=========	=========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 37,765,765	$ 39,854,720
NOW	62,075,860	64,386,939
Money market	9,670,606	17,142,325
Regular savings	27,271,209	29,807,392
Brokered time deposits	42,560,812	70,424,426
Certificates of deposit	204,052,393	174,602,920
Total deposits	383,396,645	396,218,722

FHLB advances	82,092,885	86,197,602
Obigation under capital lease agreement	2,812,046	-
Other borrowings	59,086	220,105
Securities sold under repurchase agreements	33,759,935	33,379,412
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	3,117,065	3,518,918
Total liabilities	521,733,662	536,030,759

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,444,132 and 2,519,832
shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	2,444,132	2,519,832
Additional paid in capital	4,653,268	6,530,836
Retained earnings	33,799,011	31,489,092
Accumulated other comprehensive loss	(1,593,780)	(670,187)
Total stockholders' equity	39,302,631	39,869,573

Total liabilities and stockholders' equity	$ 561,036,293	$ 575,900,332
	==========	==========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest and dividend income:
Interest on loans	$ 7,635,409	$ 7,428,522
Interest on FHLB overnight deposits	3,389	20,060
Interest on fed funds sold	-	4,719
Interest and dividends on available for sale securities	869,736	607,857
Dividends on FHLB and FRB stock	92,628	71,617
Other interest income	9,617	3,397
Total interest and dividend income	8,610,779	8,136,172

Interest expense:
Deposits	2,808,774	2,175,502
Repurchase agreements	251,767	112,369
FHLB advances	819,227	967,432
Obligation under capital lease agreement	35,064	-
Other borrowings	1,962	2,865
Junior subordinated notes	264,548	249,286
Total interest expense	4,181,342	3,507,454

Net interest income before provision for loan losses	4,429,437	4,628,718

Provision for loan losses	325,356	400,554
Net interest income after provision for loan losses	4,104,081	4,228,164

Noninterest income:
Fees and service charges on loans	89,128	176,975
Fees for other services to customers	261,950	267,063
Net securities gains	1,683	40,771
Gain on trading activities	-	138
Gain on sales of loans	46,927	57,887
Investment commissions	492,082	318,914
Insurance commissions	711,747	544,702
BOLI income	91,123	84,013
Other income	149,836	120,111
Total noninterest income	1,844,476	1,610,574

Noninterest expense:
Salaries and employee benefits	2,797,359	2,486,952
Occupancy expense	478,938	371,818
Equipment expense	316,578	292,612
Intangible assets amortization	66,762	97,736
Other	1,032,572	954,630
Total noninterest expense	4,692,209	4,203,748

Income before income taxes	1,256,348	1,634,990
Income tax expense	382,607	520,625

Net income	$ 873,741	$ 1,114,365
	========	========

Earnings per common share:
Basic	$ 0.35	$ 0.44
Diluted	$ 0.35	$ 0.44

Net interest margin	3.37%	3.49%
Net interest spread	2.94%	3.13%
Return on average assets (annualized)	0.63%	0.80%
Return on average equity (annualized)	8.80%	11.57%
Efficiency ratio	75%	67%

		Page 5

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Interest and dividend income:
Interest on loans	$ 23,306,553	$ 21,458,879
Interest on FHLB overnight deposits	58,476	40,306
Interest on fed funds sold	6,724	4,719
Interest and dividends on available for sale securities	2,402,957	1,957,962
Dividends on FHLB and FRB stock	257,729	188,290
Other interest income	24,063	6,192
Total interest and dividend income	26,056,502	23,656,348

Interest expense:
Deposits	8,093,243	6,251,473
Repurchase agreements	636,407	293,071
FHLB advances	2,541,479	2,843,365
Obligation under capital lease agreement	95,518	-
Other borrowings	3,277	13,308
Junior subordinated notes	792,950	831,492
Total interest expense	12,162,874	10,232,709

Net interest income before provision for loan losses	13,893,628	13,423,639

Provision for loan losses	925,964	1,000,675
Net interest income after provision for loan losses	12,967,664	12,422,964

Noninterest income:
Fees and service charges on loans	459,214	390,439
Fees for other services to customers	837,983	759,241
Net securities gains	11,450	79,862
Loss on trading activities	-	(21)
Gain on sales of loans	214,235	168,427
Investment commissions	1,210,837	1,153,675
Insurance commissions	1,524,568	1,017,980
BOLI income	274,310	244,106
Other income	419,417	388,655
Total noninterest income	4,952,014	4,202,364

Noninterest expense:
Salaries and employee benefits	7,908,937	7,151,413
Occupancy expense	1,262,218	1,027,272
Equipment expense	1,086,189	834,711
Intangible assets amortization	174,266	218,870
Other	3,103,519	3,259,652
Total noninterest expense	13,535,129	12,491,918

Income before income taxes	4,384,549	4,133,410
Income tax expense	1,397,515	1,298,047

Net income	$ 2,987,034	$ 2,835,363
	=========	=========

Earnings per common share:
Basic	$ 1.19	$ 1.13
Diluted	$ 1.17	$ 1.11

Net interest margin	3.42%	3.38%
Net interest spread	3.09%	3.12%
Return on average assets (annualized)	0.70%	0.68%
Return on average equity (annualized)	9.82%	9.85%
Efficiency ratio	72%	71%

					Page 6
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2006 and 2005
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2004	$ 2,525,416	$ 6,943,894	$ 28,380,678	$ (1,396,968)	$ 36,453,020
Net income for nine months ended 3/31/05	-	-	2,835,363	-	2,835,363
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment	-	-	-	265,500	265,500
Total comprehensive income	-	-	-	-	3,100,863

Dividends on common stock at $0.27 per share	-	-	(681,275)	-	(681,275)
Purchase of 30,000 shares of Company stock	(30,000)	(540,000)	-	-	(570,000)
Common stock issued in connection with
employee benefit and stock option plan	27,416	207,103	-	-	234,519

Balance at March 31, 2005	$ 2,522,832	$ 6,610,997	$ 30,534,766	$ (1,131,468)	$ 38,537,127
	========	========	========	========	========

Balance at June 30, 2005	$ 2,519,832	$ 6,530,836	$ 31,489,092	$ (670,187)	$ 39,869,573
Net income for nine months ended 3/31/06	-	-	2,987,034	-	2,987,034
Other comprehensive loss net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment	-	-	-	(923,593)	(923,593)
Total comprehensive income					2,063,441

Dividends on common stock at $0.27 per share	-	-	(677,115)	-	(677,115)
Purchase of 90,200 shares of Company stock	(90,200)	(2,052,050)	-	-	(2,142,250)
Common stock issued in connection with
employee benefit and stock option plan	14,500	174,482	-	-	188,982

Balance at March 31, 2006	$ 2,444,132	$ 4,653,268	$ 33,799,011	$ (1,593,780)	$ 39,302,631
	========	========	========	========	========

		Page 7

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash provided by operating activities:	$ 3,306,704	$ 3,713,359

Cash flows from investing activities:
Federal Reserve stock purchased	(54,000)	(405,500)
Available for sale securities purchased	(17,802,139)	(22,040,838)
Available for sale securities matured	6,774,941	12,526,526
Available for sale securities sold	739,480	968,300
Net change in loans	23,734,922	(27,792,953)
Net capital expenditures	(950,416)	(850,627)
Proceeds from sale of premises and equipment	-	481,794
Proceeds from sale of acquired assets	242,842	368,980
Real estate held for investment sold	-	8,465
Purchase of retirement annuity	-	(900,000)
Acquisition of business	-	(993,469)
Net cash provided by (used in) investing activities	12,685,630	(38,629,322)

Cash flows from financing activities:
Net change in deposits	(12,822,077)	23,504,665
Net change in repurchase agreements	380,523	3,965,282
Dividends paid	(677,115)	(681,275)
Proceeds from stock issuance	188,982	234,519
Company stock repurchased	(2,142,250)	(570,000)
Advances from the Federal Home Loan Bank	80,000,000	45,500,000
Net repayments on Federal Home Loan Bank	(84,104,717)	(38,356,879)
Net advances (repayments) on Federal Home Loan Bank overnight advances	-	(3,434,000)
Proceeds from issuance of Junior Subordinated Notes	-	10,310,000
Repayment of Junior Subordinated Notes	-	(7,394,849)
Net cash (used in) provided by financing activities	(19,176,654)	33,077,463

Net decrease in cash and cash equivalents	(3,184,320)	(1,838,500)

Cash and cash equivalents, beginning of period	13,873,235	14,647,785
Cash and cash equivalents, end of period	$ 10,688,915	$ 12,809,285
	=========	=========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	(923,593)	265,500
Net transfer from loans to acquired assets	161,800	468,657
Assumption of debt from Solon-Anson Insurance Agency acquisition	-	683,104
Deferred tax liability related to Solon-Anson acquisition	-	450,877
Capital lease asset and related obligation	2,892,702	-
Security settlement due to broker	352,209	-
Reclassified from loan loss allowance to off-balance sheet credit risk reserve	204,086

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	1,950,561	1,411,222
Interest paid	11,594,687	9,742,076

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2006, the results of operations for the three and nine month periods ended March 31, 2006 and 2005, the changes in stockholders' equity for the nine months ended March 31, 2006 and 2005, and the cash flows for the nine months ended March 31, 2006 and 2005. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005 included in the Company's Annual Report on Form 10-K. Certain June 30, 2005 amounts have been reclassified to be consistent with the March 31, 2006 financial statements.

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

The following table summarizes the junior subordinated notes issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include the junior subordinated notes acquired by the affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The company has the right to redeem the junior subordinated notes, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	7.76%	March 30, 2009
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2010
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.35%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 7.76% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the state liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,047,290.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2006	June 30, 2005
Residential real estate	$ 148,343,999	$ 148,840,093
Commercial real estate	120,527,286	125,898,821
Construction	6,209,413	12,201,353
Commercial	51,569,403	68,715,530
Consumer & Other	107,973,876	102,864,902
Total	434,623,977	458,520,699
Net Deferred Costs	2,456,407	2,531,689
Total Loans	$ 437,080,384 ===========	$ 461,052,388 ===========

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
	Nine months Ended March 31,
	2006	2005
Balance at beginning of period	$ 5,104,000	$ 4,577,000
Add provision charged to operations	925,964	1,000,675
Reclassified to off-balance sheet credit risk reserve	(204,086)	--
Recoveries on loans previously charged off	137,941	111,106
	5,963,819	5,688,781
Less loans charged off	516,819	751,781
Balance at end of period	$ 5,447,000 ==========	$ 4,937,000 ==========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	March 31, 2006		June 30, 2005
	Cost	Market Value	Cost	Market Value

Debt securities issued by U. S. Government- sponsored enterprises	$ 26,266,982	$ 25,446,820	$ 26,271,307	$ 25,762,186
Corporate bonds	500,000	484,510	500,000	493,085
Municipal Bonds	10,132,794	10,011,655	--	--
Mortgage-backed securities	46,985,792	45,542,323	46,647,228	46,153,494
Equity securities	2,020,765	2,006,207	1,942,837	1,937,173
	$ 85,906,333 ==========	$ 83,491,515 ==========	$ 75,361,372 ==========	$ 74,345,938 ==========
	March 31, 2006		June 30, 2005
	Cost	Market Value	Cost	Market Value
Due in one year or less	$ 4,000,000	$ 3,932,560	$ --	$ --
Due after one year through five years	18,385,669	17,764,147	22,392,126	21,926,260
Due after five years through ten years	2,989,895	2,926,120	2,988,653	2,978,520
Due after ten years	11,524,212	11,320,158	1,390,528	1,350,491
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing November 2007 to September 2032)	46,985,792	45,542,323	46,647,228	46,153,494
Equity securities	2,020,765	2,006,207	1,942,837	1,937,173
	$ 85,906,333 ==========	$ 83,491,515 ==========	$ 75,361,372 ==========	$ 74,345,938 ==========

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$ 43,826,065	2.22% - 5.55%	2007
26,266,820	2.68% - 5.68%	2008
5,000,000	4.88%	2009
4,000,000	4.50% - 4.81%	2011
3,000,000	4.99%	2012
$ 82,092,885 ===========

June 30, 2005
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 49,309,004	2.08% - 6.79%	2006
13,831,915	2.22% - 3.57%	2007
16,056,683	2.68% - 5.68%	2008
7,000,000	4.50% - 4.99%	2011
$ 86,197,602 ===========

The Federal Home Loan Bank has the option to call $27,500,000 and $22,000,000 of the outstanding advances for the periods ending March 31, 2006 and June 30, 2005, respectively. The options are continuously callable quarterly until maturity.

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

The Company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted during the nine months ended March 31, 2006. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share for the nine months ended March 31, 2006 and 2005 would have been the amounts shown below. The Company has adopted SFAS 123R which requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements effective after July 1, 2005.
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Net Income as reported	$ 873,741	$ 1,114,365	$ 2,987,034	$ 2,835,363
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	1,509	-	1,509
Pro forma net income	$ 873,741 ========	$ 1,112,856 =========	$ 2,987,034 =========	$ 2,833,854 =========

Earnings per share
Basic - as reported	$ 0.35	$ 0.44	$ 1.19	$ 1.13
Basic - pro forma	$ 0.35	$ 0.44	$ 1.19	$ 1.13

Diluted - as reported	$ 0.35	$ 0.44	$ 1.17	$ 1.11
Diluted - pro forma	$ 0.35	$ 0.44	$ 1.17	$ 1.11

8. Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a 15 year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We lease the entire building, a total of 27,000 square feet. For the first ten years of the lease the annual payments are $264,000. Since the present value of the lease payments exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement with the Company's other long-term debt. The capital lease asset is being amortized over the lease term.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2006 and 2005 and the financial condition at March 31, 2006 and June 30, 2005. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2005 for discussion of the critical accounting policies of the Company.

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

Non-performing loans have increased each quarter since June 30, 2005 to $8,226,000 for the quarter ended March 31, 2006. The balance at March 31, 2006 included $2.2 million of loans that were current and paying as agreed and one workout loan of $2.9 million which was re-negotiated in April, 2006. Management believes that the allowance for loan loss is adequate, under present conditions, for credit risk associated with these loans.

Year-to-date, the repricing of prime rate indexed loans, both consumer and commercial, has kept our yields increasing faster than the cost of interest-bearing liabilities, improving our net interest margin. As with loans, there is intense competition for new deposit relationships. We have increased the interest rates for certificates of deposits to compete with banks in our market. The increase in the cost of interest-bearing liabilities is expected to continue to exceed the increase in yields on earning assets, which occurred over the quarter ended March 31, 2006. Improving the net interest margin will be difficult if increases in prime rate stop, and if the flat yield curve persists.

Opportunities that will improve non-interest income include the continued expansion of the wealth management division of our trust department increasing trust fees, expansion of the investment brokerage division increasing commission revenue, and continued increase in sales of commercial and consumer property and casualty insurance policies increasing commission revenue and the potential expansion of Northeast Bank Insurance Agency, Inc. into southern Maine.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2006, we had 13 banking offices and eight insurance offices all located in western and south-central Maine. At March 31, 2006, we had consolidated assets of $561.0 million and consolidated stockholders' equity of $39.3 million.

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

The Bank has entered into an agreement on February 8, 2006 to sell the deposits net certain loans of approximately $10 million from its Lisbon Falls branch to Androscoggin Savings Bank of Lewiston, Maine, and then close the Lisbon Falls branch. Regulatory approval was received. The sale is scheduled to close on May 19, 2006. This transaction is not expected to have a negative impact on the Bank's operating results in future periods. The Bank will receive a premium of 5.5% on the deposits transferred to Androscoggin Savings Bank, subject to certain limitations. The Bank will replace the transferred deposits with the purchase of brokered certificates of deposit. The deposit sale and branch closing will allow us to focus our branch expansion opportunities where there is more robust household growth. The costs of exiting the Lisbon Falls market are not material. There is no impairment to be recognized for the Lisbon Falls branch building.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc. (formerly known as Northeast Financial Services Corporation), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine on September 29, 2004. Effective April 1, 2005, Solon-Anson Insurance Agency was merged with Northeast Bank Insurance Group Inc. In addition to the agency office in Rangeley, seven insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Jackman, Mexico, and South Paris, Maine. All of our insurance offices offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2005 consolidated financial statements for more information on this transaction.

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

Results of Operations

Comparison of the Three and Nine Months ended March 31, 2006 and 2005

General

The Company reported consolidated net income of $873,741, or $0.35 per diluted share, for the three months ended March 31, 2006 compared with $1,114,365, or $0.44 per diluted share, for the three months ended March 31, 2005, an decrease of $240,624, or 22%. Net interest income decreased $199,281, or 4%, from lower net interest margin and decreased earning assets. Non-interest income increased $233,902, or 15%, primarily from increased investment brokerage and insurance commissions. Non-interest expense increased $488,461, or 12%, primarily due to salaries and employee benefits and net occupancy expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 8.80% and 0.63%, respectively, for the quarter ended March 31, 2006 as compared to 11.57% and 0.80%, respectively, for the quarter ended March 31, 2005. The decrease in the returns on average equity and average assets was due to lower net income for the current quarter.

Net income for the nine months ended March 31, 2006 was $2,987,034, or $1.17 per diluted share, as compared to $2,835,363, or $1.11 per diluted share, for the same period one year ago. Net income increased $151,671, or 5%, and was due to an increase in net interest income, a decrease in the provision for loan losses, and an increase in non-interest income partially offset by an increase in non-interest expense. Net income was impacted by a $469,989 increase in net interest income, a $74,711 decrease in the provision for loan losses, a $749,650 increase in non-interest income and a $1,043,211 increase in non-interest expense. Non-interest income and expense reflects a full quarter impact for the Solon-Anson Insurance Agency which was acquired September 29, 2004.

Annualized ROE and ROA were 9.82% and 0.70%, respectively, for the nine months ended March 31, 2006 and 9.85% and 0.68%, respectively, for the nine months ended March 31, 2005. The increase in ROA was primarily due to increased net income.

Net Interest Income

Net interest income for the three months ended March 31, 2006 decreased to $4,429,437, as compared to $4,628,718 for the same period in 2005. The decrease in net interest income of $199,281 was primarily due to a 12 basis point decrease in net interest margin and a decrease average earning assets, down $4,778,352, or 1%, for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The decrease in average earning assets was primarily due to an decrease in loans of $16,341,076, or 4%, partially offset by investment securities from the purchase of U.S. government sponsored enterprises, mortgage-backed, and municipal securities that increased average investments $11,562,724, or 14%. Average loans as a percentage of average earning assets was 83% and 85%, respectively, for quarters ended March 31, 2006 and 2005. Our net interest margin was 3.37% and 3.49% for the quarters ended March 31, 2006 and 2005, respectively. Our net interest spread for the three months ended March 31, 2006 was 2.94%, a decrease of 19 basis points from 3.13% for the same period a year ago. Comparing the three months ended March 31, 2006 and 2005, the yields on earning assets increased 41 basis points compared to a 60 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general rising interest rate environment. We were not able to increase our net interest spread due to the flat yield curve and a high volume of repricing of interest-bearing liabilities.

The changes in net interest income are presented in the schedule below, which compares the three months ended March 31, 2006 and 2005.

	Difference Due to
	Volume	Rate	Total
Investments	$ 147,235	$ 135,655	$ 282,890
Loans, net	(270,777)	477,664	206,887
FHLB & Other Deposits	(28,308) _________	13,138 _________	(15,170) _________
Total Interest-earnings Assets	(151,850)	626,457	474,607

Deposits	40,569	592,703	633,272
Repurchase Agreements	(4,585)	143,983	139,398
Borrowings	(64,679) _________	(34,103) _________	(98,782) _________
Total Interest-bearing Liabilities	(28,695) _________	702,583 _________	673,888 _________
Net Interest Income	$ (123,155) =========	$ (76,126) =========	$ (199,281) =========
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings.

Net interest income for the nine months ended March 31, 2006 increased $469,989, or 4%, as compared to the nine months ended March 31, 2005. The increase in net interest income was due to a 4 basis point increase in net interest margin combined with an increase in average earning assets of $11,589,554, or 2%, for the nine months ended March 31, 2006 compared to the same period one year ago. The increase in average earning assets was due to a $9,953,430, or 13%, increase in investment securities and a $1,636,124, or less than 1%, increase in loans. Average loans as a percentage of average assets was 84% and 85% for the nine months ended March 31, 2006 and 2005, respectively. For the same fiscal periods, net interest margin was 3.42% and 3.38%, respectively. Net interest spread for the nine months ended March 31, 2006 was 3.10%, a decrease of 2 basis points from 3.12% for the same period one year ago. The yields on earning assets increased 47 basis points compared to an increase of 49 basis points in the cost of interest-bearing liabilities between the nine months ended March 31, 2006 and 2005. The variable rate loans based on prime rate accounts for the yield increase on earning assets and closely followed the actions by the Open Market Committee of the Federal Reserve changing the federal funds rate.

The changes in net interest income are presented in the schedule below, which compares the nine months ended March 31, 2006 and 2005.

	Difference Due to
	Volume	Rate	Total
Investments	$ 316,934	$ 197,500	$ 514,434
Loans, net	78,133	1,769,541	1,847,674
FHLB & Other Deposits	(8,343) _________	46,389 _________	38,046 _________
Total Interest-earnings Assets	386,724	2,013,430	2,400,154

Deposits	224,092	1,617,678	1,841,770
Repurchase Agreements	5,506	337,830	343,336
Borrowings	72,721 _________	(327,662) _________	(254,941) _________
Total Interest-bearing Liabilities	302,319 _________	1,627,846 _________	1,930,165 _________
Net Interest Income	$ 84,405 =========	$ 385,584 =========	$ 469,989 =========
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

As of March 31, 2006 and 2005, 49% and 51%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced some net interest margin increase, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006 was $325,356, a decrease of $75,198, or 19%, from $400,554 for the three months ended March 31, 2005. For the nine months ended March 31, 2006 and 2005, the provision for loan losses was $925,964 and $1,000,675, respectively, a decrease of $74,711, or 7%. The lower provision was primarily due to lower net charge-offs, $251,269 for the three months ended March 31, 2006 compared to $381,554 for the same period in 2005, and $378,878 for the nine months ended March 31, 2006 compared to $640,675 for the nine months ended March 31, 2005. Loan delinquency increased compared to prior periods both in the loan balances past due and as a percentage of total loans. No significant losses are anticipated from the loans delinquent at March 31, 2006. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.25% at March 31, 2006 compared to 1.11% at June 30, 2005, and 1.07% at March 31, 2005.

Non-interest Income

Total non-interest income was $1,844,476 for the three months ended March 31, 2006, an increase of $233,902, or 14%, from $1,610,574 for the three months ended March 31, 2005. This increase was the combined impact of a $173,168 increase in investment brokerage commissions, $167,045 increase in insurance commissions primarily from contingent bonus payments and a $29,725 increase in other fees primarily from trust services. These increases were partially offset by a $91,841 decrease in fees and service charges on loans, a $39,088 decrease in net securities gains, and a $10,960 decrease on gains on loan sales. Each decrease was volume related.

For the nine months ended March 31, 2006 and 2005, total non-interest income was $4,952,014 and $4,202,364, respectively, an increase of $749,650, or 18%. Insurance commission revenue increased $506,588 due to the full quarter impact of the Solon-Anson acquisition and increased contingent bonus payments, $78,742 increase in fees for other services to customers from increased deposit fees, $45,808 increase in gain on sales of loans from the volume, $96,425 improvement in loan servicing fees due to lower amortization of mortgage servicing rights, $57,162 increase in investment brokerage commissions from adding two brokerage positions, $30,204 increase in BOLI income from higher interest rates, and $30,762 increase in other fees primarily from increase trust fee revenue. These increases were partially offset by a $27,650 decrease in fees and services charges on loans from a lower origination volume, and a $68,412 decrease on net securities gains.

Non-interest Expense

Total non-interest expense for the three months ended March 31, 2006 was $4,692,209, an increase of $488,461, or 12%, from $4,203,748 for the three months ended March 31, 2005. This increase compared to the three months ended March 31, 2006 was primarily due a $310,407, or 12%, increase in salaries and employee benefits from an increase in 6 full-time staff, an increase in deferred compensation, increases in employee benefit expenses, and a decrease in deferred costs from lower commercial loan originations. Net occupancy expense increased $107,120, or 29%, due to the capital lease amortization for the new Lewiston Gateway building, higher utilities expense and building repairs. Depreciation expense on new computer equipment and furniture for the Lewiston Gateway, increased core operating system software licensing fees, and miscellaneous equipment expense increased $23,966, or 8%. Other expense increased $77,942, or 8%, primarily from higher item processing charges, higher advertising, and the write-down of a receivable due from a customer. See Note 8 to our consolidated financial statements for additional information on the capital lease.

Total non-interest expense for the nine months ended March 31, 2006 was $13,535,129, an increase of $1,043,211, or 8%, as compared to $12,491,918 for the nine months ended March 31, 2005. Salaries and employee benefits accounted for $757,524 of this increase which was from deferred compensation expense accrued for the former owners of Solon-Anson Insurance Agency, increased group medical benefits, and lower deferred costs attributable to lower loan originations compared to the same period one year ago. Relocation of the former operation center, executive offices, loan processing, and commercial lending to the Lewiston Gateway occurred in August, 2005. Net occupancy expense increased $234,946, or 23%, due the amortization of the capital lease, building repairs, and utilities expense. Equipment expense increased $251,478, or 30%, from the depreciation expense on new computer equipment and furniture for the Lewiston Gateway, amortization of our core operating system software license fees, and relocation expenses. Other expense decreased $156,133, or 5%. This decrease was due to the write-off, at the time of redemption of the 1999 trust preferred securities, of $392,249 unamortized deferred costs on December 31, 2004, and was partially offset by an increase in professional fees for an efficiency study, an increase in item processing charges, and an increase in advertising expenses related to image campaigns for the Bank.

For the three months ended March 31, 2006, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2005. For the nine months ended March 31, 2006, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the nine months ended March 31, 2005.

Our efficiency ratio, total non-interest expense as a percentage of the sum of net interest income and non-interest income, was 75% and 67% for the three months ended March 31, 2006 and 2005, respectively, and 72% and 71% for the nine months ended March 31, 2006 and 2005, respectively.

Financial Condition

Our consolidated assets were $561,036,293 and $575,900,332 as of March 31, 2006 and June 30, 2005, respectively, a decrease of $14,864,039, or 3%. This was due to a $23,972,004, or 5%, decrease in loans, primarily commercial, commercial real estate, and construction loans, partially offset by an increase in investment securities and the capital lease for our headquarters building. For the three months ended March 31, 2006, total average assets were $563,956,073, a decrease of $4,007,107, or less than 1%, from $567,963,180 for the same period in 2005. This average asset decrease was primarily attributable to a decrease in net loans.

Total stockholders' equity was $39,302,631 and $39,869,573 at March 31, 2006 and June 30, 2005, respectively, a decrease of $566,942, or 1%, due to net income for the nine months ended March 31, 2006 and stock issued in connection with employee stock options more than offset by stock repurchases, a decrease in accumulated other comprehensive income, and dividends paid. The book value per outstanding share was $16.08 at March 31, 2006 and $15.82 at June 30, 2005.

Investment Activities

The investment portfolio was $83,491,515 as of March 31, 2006, an increase of $9,145,577, or 12%, from $74,345,938 as of June 30, 2005. The investment portfolio as of March 31, 2006 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $82,837,455 for the three months ended March 31, 2006 as compared to $67,386,026 for the three months ended March 31, 2005, an increase of $15,451,429, or 23%. This increase was due primarily to purchasing municipal securities.

Our entire investment portfolio is classified as available for sale at March 31, 2006 and June 30, 2005, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at March 31, 2006 were $85,906,333 and $83,491,515, respectively. The difference between the carrying value and the cost of the securities of $2,414,818 was primarily attributable to the market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $14,558 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $2,400,260 at March 31, 2006. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have decreased in market value due to the recent increases in the interest rates as compared to June 30, 2005. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management also plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans of $437,080,384 as of March 31, 2006 decreased $23,972,004, or 5%, from $461,052,388 as of June 30, 2005. Compared to June 30, 2005, only consumer loans increased, while residential real estate, construction, commercial real estate and commercial loans decreased. Consumer loans increased $5,108,974, or 5%, due to increased origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans decreased $496,094, or less than 1%. Construction, commercial real estate and commercial loans decreased $5,991,940, or 49%, $5,371,535, or 4%, and $17,146,127, or 25%, respectively, compared to June 30, 2005. Commercial real estate and commercial loans originations decreased during the three and nine months ended March 31, 2006 due to the tightening of our underwriting standards, which decreased origination volume, and the loss of several large commercial relationships due to competition. The decrease in construction loan was partially due to the transfer to permanent financing of several construction loans. Net deferred loan origination costs decreased $75,282. The total loan portfolio averaged $441,942,050 for the three months ended March 31, 2006, a decrease of $16,307,927, or 4%, compared to the three months ended March 31, 2005.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of March 31, 2006 has had slight mix change with increases in consumer loans that was more than offset by decreases in residential real estate, construction, commercial real estate, and commercial loans when compared to June 30, 2005. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 34%, 32% and 33% as of March 31, 2006, June 30, 2005 and March 31, 2005, respectively. The variable rate product as a percentage of total residential real estate loans was 43%, 42% and 42% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We have also sold virtually all of the newly originated 30-year fixed-rate residential real estate loans to manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market, and hold 15-year fixed rate residential real estate loans in the portfolio. Average residential real estate mortgages of $150,065,579 for the three months ended March 31, 2006 increased $1,644,297, or 1%, from the three months ended March 31, 2005. This increase was due to originating more adjustable rate residential real estate loans, which are held in portfolio, than fixed rate loans. The volume of residential real estate loan originations has decreased slightly, to $4.0 million for the three months ended March 31, 2006, compared to $5.4 million for the same period one year ago. This origination volume is expected to continue to decrease as general interest rates increase. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 28% as of March 31, 2006, and 27% as of June 30, 2005 and March 31, 2005. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96%, 97% and 96% for the same periods, respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $121,812,778 for the three months ended March 31, 2006 decreased $4,725,077, or 4%, from the same period in 2005. The decrease in commercial real estate loans reflects our tightening of credit underwriting standards and competition in existing business markets.

Construction loans as a percentage of total loans were 1%, 3%, and 3% as of March 31, 2006, June 30, 2005 and March 31, 2005, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates less than one year. Variable rate products as a percentage of total construction loans were 47%, 56%, and 56% for the same periods, respectively. Average construction loans were $6,672,343 and $10,737,125 for the three months ended March 31, 2006 and 2005, respectively, a decrease of $4,064,782, or 38%.

Commercial loans as a percentage of total loans were 12%, 15%, and 16% as of March 31, 2006, June 30, 2005 and March 31, 2005, respectively. The variable rate products as a percentage of total commercial loans were 59%, 58%, and 61% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $54,229,799 for the three months ended March 31, 2006 decreased $19,628,554, or 27%, from $73,858,353 for the same period in 2005.

Consumer and other loans as a percentage of total loans were 25%, 23%, and 21% for the periods ended March 31, 2006, June 30, 2005, and March 31, 2005, respectively. At March 31, 2006, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 36%, 33%, and 27% of total consumer loans, respectively, compared to 34%, 29%, and 32% of total consumer loans at June 30, 2005. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $106,689,695 and $96,253,622 for the three months ended March 31, 2006 and 2005, respectively. The $10,436,073, or 11%, increase was due to increased indirect recreational vehicle and indirect auto lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2006		June 30, 2005
Indirect Auto	$ 38,648,255	36%	$ 34,872,792	34%
Indirect RV	35,179,566	33%	30,235,107	29%
Indirect Mobile Home	29,545,710	27%	32,749,004	32%
Subtotal Indirect	103,373,531	96%	97,856,903	95%
Other	4,600,345	4%	5,007,999	5%
Total	$ 107,973,876 ===========	100% =====	$ 102,864,902 ============	100% =====

Classification of Assets

Loan are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment the loan is likely to present future principal and/or interest repayments problems. In both situations, we stop accruing interest. The Bank had non-performing loans totaling $8,226,000 and $1,698,000 at March 31, 2006 and June 30, 2005, respectively, or 1.88% and 0.37% of total loans, respectively. The Bank's allowance for loan losses was equal to 66% and 301% of the total non-performing loans at March 31, 2006 and June 30, 2005, respectively. The following table represents the Bank's non-performing loans as of March 31, 2006 and June 30, 2005, respectively:

Description	March 31, 2006	June 30,2005
Residential Real Estate	$ 495,000	$ 515,000
Commercial Real Estate	6,437,000	867,000
Commercial Construction	264,000	_
Commercial Loans	708,000	256,000
Consumer and Other	322,000	60,000
Total non-performing	$ 8,226,000 =========	$ 1,698,000 =========

Non-performing loans have continued to increase each quarter end since June 30, 2005. Of total non-performing loans at March 31, 2006, $2,171,000 of these loans was current and paying as agreed. The $6,528,000 increase in non-performing loans, compared to June 30, 2005, was primarily due to commercial real estate loans. A single non-performing commercial loan of $2,877,000 was re-negotiated and brought current on April 27, 2006. Management believes that the allowance for loan losses is adequate, under present conditions, for the credit risk in the balance of the increase in commercial real estate and the increases in commercial construction, commercial, and consumer and other loans. At March 31, 2006, the Bank had $2,500,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans increased by $550,000 when compared to the $1,950,000 at June 30, 2005.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

3-31-06	12-31-05	9-30-05	6-30-05
3.10%	3.11%	3.66%	1.09%

The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 2.60% as of March 31, 2006. We restated the delinquency percentages in the above table for the quarters ended prior to March 31, 2006 because we changed the measurement of past due loans to the actual number of days lapsed from the last payment from the number of payments past due. For the periods ended December 31, September 30 and June 30, 2005, we previously reported delinquencies and non-performing loans of 2.28%, 1.25%, and 0.96%, respectively.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,447,000 as of March 31, 2006 as compared to $5,104,000 as of June 30, 2005, representing 1.25% and 1.11% of total loans for each of the periods. Management maintains an allowance at a level that it believes is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended March 31, 2006, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses. However, we reclassified $204,000 from the allowance for loan losses to a separate reserve account for off-balance credit risk (unadvanced lines of credit and loan commitments) and it is included in other liabilities. This off-balance credit risk had been included in the allowance for loan loss in prior quarters. This change did not have a significant impact on the adequacy of the allowance for loan losses at March 31, 2006.

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

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts of a third insurance company. Standard and Poor's rated these companies AA or better at March 31, 2006. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 19.0% of Company's capital plus the allowance for loan losses at March 31, 2006 and was below the 25% regulatory limit.

Intangible assets of $1,986,427 as of March 31, 2006 decreased $174,266, from $2,160,693 as of June 30, 2005. This asset consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. See Note 1 of the consolidated financial statements as of June 30, 2005 for additional information on intangible assets.

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

Total deposits of $383,396,645 as of March 31, 2006 decreased $12,822,077, or 3%, from $396,218,722 as of June 30, 2005. Excluding the decrease in brokered deposits, customer deposits increased $15,041,537, or 5%. Certificates of deposits increased $29,449,473, or 17%, reflecting the successful promotions of nine and twelve month certificates of deposit during the nine months ended March 31, 2006. Brokered deposits decreased $27,863,614, or 40%, from the repayment of maturing balances reducing our reliance on wholesale funding. All other types of the deposits also decreased; demand deposit accounts decreased $2,088,955, NOW accounts decreased $2,311,079, money market accounts decreased $7,471,719, and savings accounts decreased $2,536,183 during the nine months ended March 31, 2006. Management's continuing strategy offers certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships.

Total average deposits of $392,045,062 for the three months ended March 31, 2006 increased $541,420, or less than 1%, compared to the average for the three months ended March 31, 2005. This increase in total average deposits compared to March 31, 2005 was due to a $103,660, or less than 1%, increase in average demand deposits and a $39,937,314, or 24%, increase in certificates of deposit. These increases were partially offset by a $2,906,741, or 5%, decrease in average NOW accounts, a $3,435,448, or 21%, decrease in average money market accounts, and a $1,462,821, or 5%, decrease in average savings accounts. These decreases reflect customers moving funds to higher yielding accounts such as certificates of deposit. Average brokered deposits decreased $31,694,544, or 38%, to $51,799,182 for the three months ended March 31, 2006. This decrease reflects our shift to local deposits and away from brokered deposits to fund our earning assets. At March 31, 2006, brokered deposits as a percentage of total assets was 7.6% compared to 12.2% at June 30, 2005 and 14.4% at March 31, 2005. The weighted average maturity for the brokered deposits was approximately 0.85 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to certificates of deposit.

Brokered deposits are used by us as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank expects a slight increase in the level of brokered deposits to fund its balance sheet growth for the next twelve months.

Advances from the Federal Home Loan Bank (FHLB) were $82,092,885 as of March 31, 2006, a decrease of $4,104,717, or 5%, from $86,197,602 as of June 30, 2005. At March 31, 2006, we had pledged U.S. government agency and mortgage-backed securities of $31,308,668 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of deposit accounts including certificates of deposit and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities can not be pledged. Average advances from the FHLB were $77,220,856 for the three months ended March 31, 2006, a decrease of $8,096,159, or 9%, compared to $85,317,015 average for the same period last year.

Securities sold under repurchase agreements were $33,759,935 as of March 31, 2006, an increase of $380,523, or 1%, from $33,379,412 as of June 30, 2005. Market interest rates are offered on this product. At March 31, 2006, we had pledged U.S. government agency and mortgage-backed securities of $34,930,795 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $30,873,988 for the three months ended March 31, 2006, a decrease of $1,263,076, or 4%, compared to the average for the three months ended March 31, 2005.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At March 31, 2006, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of March 31, 2006 in addition to the traditional retail deposit products:
Brokered time deposit	$ 97,698,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 26,521,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 30,019,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$154,238,000

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

The following table summarizes the outstanding junior subordinated notes as of March 31, 2006:
Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	7.76%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.35%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately 1,047,290 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 16, 2005 and will terminate on December 31, 2006. The repurchase program may be discontinued by the Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended March 31, 2006, the Company repurchased 90,200 shares of stock for $23.75 per share. Total stock repurchases under the 2005 Plan were 145,500 shares for $3,204,092 through March 31, 2006. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 54,500 shares. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $39,302,631 as of March 31, 2006, as compared to $39,869,573 at June 30, 2005. The decrease of $566,942, or 1%, was due to the net income for the nine months ended March 31, 2006 of $2,987,034 and stock issued in connection with employee stock options of $188,982, more than offset by the stock repurchase of $2,142,250, a decrease in other comprehensive income of $923,593 and dividends paid of $677,115. Book value per common share was $16.08 as of March 31, 2006, as compared to $15.82 at June 30, 2005. The total average equity to total average assets ratio of the Company was 7.09% as of March 31, 2006 and 6.88% at June 30, 2005.

The Company's net cash provided by operating activities was $3,306,704 during the nine months ended March 31, 2006, which was a $406,655 decrease compared to the same period in 2005. Investing activities were a net source of cash primarily due to the net decrease in loans partially offset by purchasing investment securities during the nine months ended March 31, 2006 as compared to the same period in 2005. Financing activities were a net use of cash by repaying brokered deposits and FHLB advances at maturity and stock repurchases compared to the same period in 2005. Overall, the Company's cash and cash equivalents decreased by $3,184,320 during the nine months ended March 31, 2006.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2006, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2006, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total capital to risk weighted assets	$ 60,028	14.32%	$ 33,540	8.00%	$ 41,925	10.00%
Tier 1 capital to risk weighted assets	$ 51,420	12.26%	$ 16,770	4.00%	$ 25,155	6.00%
Tier 1 capital to total average assets	$ 51,420	9.13%	$ 22,520	4.00%	$ 28,150	5.00%
Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total capital to risk weighted assets	$ 55,227	13.23%	$ 33,389	8.00%	$ 41,736	10.00%
Tier 1 capital to risk weighted assets	$ 50,014	11.98%	$ 16,695	4.00%	$ 25,042	6.00%
Tier 1 capital to total average assets	$ 50,014	8.92%	$ 22,425	4.00%	$ 28,031	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2006, follows:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 82,092,885	$ 43,826,065	$ 31,266,820	$ 4,000,000	$ 3,000,000
Junior subordinated notes	16,496,000	-	6,186,000	10,310,000	-
Capital lease obligation	2,812,046	125,952	271,648	300,275	2,114,171
Other borrowings	59,086	59,086	-	-	-
Total long-term debt	101,460,017	44,011,103	37,724,468	14,610,275	5,114,171

Operating lease obligations (1)	3,511,926	497,563	474,908	344,645	2,194,810
Total contractual obligations	$ 104,971,943 ===========	$ 44,508,666 ==========	$ 38,199,376 ==========	$ 14,954,920 ==========	$ 7,308,981 ==========

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$ 13,769,000	$ 13,769,000	$ -	$ -	$ -
Commitments related to loans held for sale(3)	1,610,000	1,610,000	-	-	-
Unused lines of credit (4)(5)	47,047,000	22,298,000	3,391,000	1,122,000	20,236,000
Standby letters of credit (6)	1,493,000	1,493,000	-	-	-
	$ 63,919,000 ==========	$ 39,170,000 ==========	$ 3,391,000 ==========	$ 1,122,000 ==========	$ 20,236,000 ==========

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2006 was a loss of $6,520.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2006 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 2.(c)

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Jan. 1 - Jan. 31	-	-	-	144,700
Feb.1 - Feb. 28	90,200	23.75	90,200	54,500
Mar. 1 - Mar. 31	-	-	-	54,500
(1)	Based on trade date, not settlement date.
(2)	Represents share purchased in open-market transactions pursuant to the Company's 2004 Stock Repurchase Plan.
(3)

On January 30, 2004, the Company announced that its Board of Directors of the Company approved the 2004 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2004, unless extended. The 2004 Stock Repurchase Plan was extended to December 31, 2006.

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
Date: May 10, 2006		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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