Form 10-K
period 2006-06-30
NORTHEAST BANCORP /ME/
filed 2006-09-27
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission file number (1-14588)

NORTHEAST BANCORP
(Exact name of registrant as specified in its charter)
Maine (State or other jurisdiction of incorporation or organization)	01-0425066 (I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine (Address of principal executive offices)	04240 (Zip Code)
Registrant's telephone number, including area code:	(207) 786-3245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes_ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes_ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer _ Accelerated filer _ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

The aggregate market value of the Registrant's common shares held by non-affiliates, as of December 30, 2005, was approximately $60,655,968 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. There were 2,452,132 common shares of the registrant outstanding as of September 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2006 Annual Meeting of Shareholders	III

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

PART I

Item 1.  Business

Overview and History

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"). Prior to 1996, the Company operated under the name Bethel Bancorp. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has eleven banking branches. The Bank has an insurance division that offers property and casualty insurance products through the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG"). NBIG has eight insurance agency offices, four of which are located in our banking branches. In addition, we also offer investment brokerage services, including financial planning products and services, through our office in Falmouth, Maine. An investment brokerage service is a division of the Bank.

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

As of June 30, 2006, the Company, on a consolidated basis, had total assets of approximately $563 million, total deposits of approximately $395 million, and stockholders' equity of approximately $39 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Strategy

Northeast Bancorp through its subsidiary, Northeast Bank and the Bank's subsidiary, NBIG, as well as through third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Northeast Bank is now a general commercial bank and expects to continue to provide the same corporate and personal banking and other services that it currently provides to its customers. Neither its philosophy nor its business strategy has changed as a result of its conversion from a savings bank to a commercial bank. Management believes that its strategy to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase noninterest income from expanded investment and insurance brokerage and trust services, and control the growth of noninterest expenses will increase core earnings in the long term by providing stronger interest margins, additional noninterest income, and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area.

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

With the goal of providing a full range of banking and other financial related services to our customers and in an effort to develop strong long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies. In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages. In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers. In particular, we expanded our insurance division through acquisition in order to provide a broader array of insurance products to our customers and we have continued to maintain an investment banking services division to provide financial planning products and service to them as well.

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

Market Area

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered. NBIG has offices in Auburn, Anson, Augusta, Bethel, Jackman, Mexico, Rangeley, and South Paris, Maine from where the Bank's insurance division offers casualty and property insurance products. The Company's market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

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

Businesses are solicited through the personal efforts of the officers and directors of both Northeast Bancorp and the Bank. We believe that a locally-based independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, we believe that we are able to make prudent lending decisions more quickly than our competitors without compromising asset quality or profitability.

Competition

We encounter strong competition in our market area in making loans, attracting deposits, and selling other customer products and services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers. In one or more aspects of our business, we compete with other savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere. Many of our primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater advertising and marketing budgets, and they may offer services that we do not currently provide.

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

The Bank offers adjustable rate mortgages with rate adjustments tied to the weekly average rate of one, three, and five year U.S. Treasury securities with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank generally charges a higher interest rate if the property is not owner-occupied. It has been the Bank's experience that the proportions of fixed-rate and adjustable-rate loan originations depend in large part on the interest rates environment. As interest rates fall, there is generally a reduced demand for variable rate mortgages and, as interest rates rise, there is generally an increased demand for variable rate mortgages.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Although the largest multi-family or commercial loan in our portfolio at June 30, 2006 was $3,141,870, most of these loans have balances under $500,000.

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

The Bank's commercial loans primarily are underwritten in the Company's market areas on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other business assets, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers. Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas. These automobile dealers are selected by us. Currently most of these loans were originated by 73 dealers located in our market area. Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance. The indirect origination of consumer loan products generally requires funding of dealer reserves. These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions. The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid. The same process applies to indirect recreational vehicle lending.

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

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2006, was approximately $6.3 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of more than $100,000 and all new collateralized loans of more than $750,000 require pre-approval by the Bank's loan committee, which is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. Loans to one borrower are subject to limits depending on our internal risk ratings.

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

Other Subsidiaries

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI), through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996 and ASI now is an inactive corporate subsidiary.

NBIG, a Maine corporation and a wholly-owned subsidiary of the Bank, was originally formed in 1982 and was formerly known as Northeast Financial Services, Inc. ("NFS"). It transitioned from an entity for real estate development projects, which terminated in fiscal 2005, to acquiring insurance agencies. Subsequent to the 2004 acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS , Solon-Anson was merged into NFS in April, 2005. NFS's name was then changed to Northeast Bank Insurance Group, Inc in May 2005. NBIG now supports the Bank's insurance agencies, which allows the Bank to deliver insurance products to its customers. At June 30, 2006, investment in and loans to this subsidiary constituted 0.55% of the Company's total assets.

Employees

As of June 30, 2006, the Company, the Bank and its subsidiary together employed 188 full-time and 26 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

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

Bank Holding Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board ("FRB"), its primary regulator. The Company also is registered as a Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Financial Institutions of the State of Maine ("Superintendent"). The Company is required to file reports with, and provide other information regarding its business operations and those of its subsidiaries to, the FRB and the Superintendent.

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

Bank Regulation

General. Northeast Bank is a Maine state-chartered banking corporation and a member of the Federal Reserve System and, as such, is subject to the supervision, examination, and regulation by the Maine Bureau of Financial Institutions and the FRB.

As a state-chartered commercial bank, Northeast Bank is subject to the applicable provisions of Maine law and the regulations adopted by the Maine Bureau of Financial Institutions. The FRB and the Maine Bureau of Financial Institutions will regularly examine the operations of Northeast Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. Maine law and the Supervisor regulate (in conjunction with applicable federal laws and regulations), among other things, Northeast Bank's capital, permissible activities, reserves, investments, lending authority, the issuance of securities, payment of dividends, transactions with affiliated parties, and borrowing. The federal and state banking regulations also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

At June 30, 2006, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $8,092,000.

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

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2006, the Company's consolidated Tier 1 Capital ratio was 12.45% and its Total Capital ratio was 14.52%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2006, was 9.32%.

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

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company. As of June 30, 2006, Northeast Bank was in compliance with applicable minimum capital requirements.

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

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a "well capitalized" or "adequately capitalized" depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At June 30, 2006, Northeast Bank met the definition of a "well capitalized" institution.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take "prompt corrective action" if an insured depository institution fails to satisfy certain minimum capital requirements and other measures deemed appropriate by the federal banking regulators. See "- Capital Adequacy Guidelines" and "- Enforcement Policies and Actions." Failure to meet the capital adequacy guidelines could subject a banking institution to capital raising requirements. A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be "undercapitalized". Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of broker deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution's holding company. See "Bank Holding Company Regulation - Source of Strength; Safety and Soundness". A "significantly undercapitalized" depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient quantity of voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically under capitalized" institutions.

Brokered Deposits

Only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. Bank policy limits the use of brokered deposits to 25% of total assets. At June 30, 2006, we had brokered time deposits of $51.9 million, or 9.22% of total assets.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented a broad range of corporate governance and accounting measures, executive compensation limitations, and enhanced and timely disclosure obligations for corporate information, all of which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC, are affected by the Sarbanes-Oxley Act.

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

The American Stock Exchange also has adopted corporate governance rules that have been approved by the SEC. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors. The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted thereunder. Based on our total assets, the audit of internal controls on financial reporting will be complied with in fiscal 2008. The Sarbanes-Oxley Act is expected to increase the administrative costs and burdens of doing business for public companies.

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

The Company's results are strongly influenced by general economic conditions in its market areas in the western, central, and mid-coastal regions of the State of Maine. Deterioration in these conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth, may adversely impact the Company's performance. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers. Such changes could adversely impact the Company's financial results. In addition, the Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto have significantly increased the regulatory burdens of publicly held corporations. Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may divert resources from our core business operations and may adversely affect our profitability. See "Item 1. Business Supervision and Regulation."

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

ITEM 1.a. Risk Factors

The following discusses risks that management believes are specific to our business and could have a negative impact on Northeast Bancorp's financial performance. When analyzing an investment in Northeast Bancorp ("the Company"), the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

Interest Rate Risk

The Company's profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company's net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government, that influence market interest rates and the Company's ability to respond to changes in such rates. At any given time, the Company's assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates, including the slope of the interest rate curve, could adversely affect operating results.

Credit Risk

As a lender, the Company is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Company. Adverse changes in the economy or business conditions, either nationally or in the Company's market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of the Company's loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Company adversely. We make various assumptions and judgments about the collectibility of our loan portfolio and provide for an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Company to increase the allowance in the future by increasing the provision for loan losses. The Company has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Company's financial condition or results of operations.

Impairment Risk

 The Company regularly purchases U.S. Government-sponsored enterprise debt securities, U.S. Government agency issued mortgage-backed securities, corporate debt securities and equity securities. The Company is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. The Company periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Competition

 The financial services industry is highly competitive with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Many of the Company's competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, greater access to capital and funding, and offer a broader array of financial products and services. In light of this, the Company's ability to continue to compete effectively is dependent upon its ability to maintain and build relationships through top quality service.

Government Regulation and Supervision

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Company is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is improbable to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on the Company's future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Company to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.

Internal Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the objectives comply with appropriate regulatory guidance; any undetected circumvention of these controls could have a material adverse impact on the Company's financial condition and results of operations.

Litigation

Although there is currently no litigation to which the Company is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on the Company's earnings. Future litigation could also adversely impact the reputation of the Company in the communities that it serves.

Attracting and Retaining Skilled Personnel

Attracting and retaining key personnel is critical to the Company's success, and difficulty finding qualified personnel could have a significant impact on the Company's business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks and succession planning is built into the long-range strategic planning process.

Item 2.  Properties

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a 15 year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston. We lease the entire building, a total of 27,000 square feet. For the first ten years of the lease the annual expense is approximately $264,000. In addition to executive and administrative offices, this building also houses our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We also opened a 500 square foot branch office in this building and completed the relocation of the above offices and departments in August 2005.

In addition to the branch office located in our Headquarters Building, we have 11 additional banking branches located in the State of Maine, as set forth below.
Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
882 Lisbon Street, Lewiston	Lease (2)
500 Canal Street, Lewiston	Lease (6)
26 Pleasant Street, Mechanic Falls	Fee Simple
77 Middle Street, Portland	Lease (3)
235 Main Street, South Paris	Lease (4)**

Insurance Agency Locations
59 Main Street, Anson	Lease (5)
350 Minot Avenue, Auburn*	Lease (5)
235 Western Avenue, Augusta*	Fee Simple
11 Main Street, Bethel*	Fee Simple
346 Main Street, Jackman	Lease (5)
89 Main Street, Mexico	Lease (5)
2568 Main Street, Rangeley	Lease (5)
235 Main Street, South Paris*	Lease (4)**

*Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.

(1) Lease term is ten years and expires February 1, 2007.
(2) Lease term is 15 years and expires January 14, 2014.
(3) Lease term is five years and expires September 30, 2007.
(4) Lease term is ten years and expires June 1, 2007.
(5) Lease term is one year and automatically renews in September each year.
(6) Lease term is 15 years and expires July 15, 2020

The Bank's investment division leases space in 202 US Route One, Falmouth, Maine which has a term of five years and expires August 31, 2007.

In addition, the Bank has leased land in Windham, Maine. The lease term is 50 years and expires August 1, 2054. This lease site was listed for sale in fiscal 2006.

In conjuction with the sale of deposits and certain loans from our Lisbon Falls branch, we closed the branch office. The building and land was listed for sale at that time.

**On September 1, 2006, the Company purchased its South Paris, Maine branch previously leased from John H. Schiavi, a member of our Board of Directors. The $400,000 purchase price was based upon an independent appraisal. The consideration paid was 5,000 shares of Company common stock and $297,000 in cash. The common stock issued was based on the market price on the day prior to the closing. This acquisition was not material to the financial condition or the results of operations for the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2006.

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

Name	Age	Position with Company and/or Bank
James D. Delamater	55	President and Chief Executive Officer (1)
Philip C. Jackson	62	Senior Vice President of Bank Trust Operations
Gary Berlucchi	60	Senior Vice President of Bank - Special Projects
Pender J. Lazenby	56	Chief Risk Officer
Marcel Blais	47	Chief Operating Officer
Robert S. Johnson	54	Chief Financial Officer (1)
Suzanne Carney	39	Clerk

(1) Each of these individuals serves both the Company and the Bank in the same capacities as indicated above.

James D. Delamater has been President, Chief Executive Officer, and a director of the Company and the Bank, since 1987.

Philip C. Jackson has been a director of the Company and the Bank since 1987. Mr. Jackson also has served as the Senior Vice President of the Bank's Trust Operations since 1997. From 1991 to 1994, Mr. Jackson served as President of Bethel Savings Bank, the predecessor to the Bank.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Common Stock of Northeast Bancorp trades on the American Stock Exchange ("AMEX") under the symbol "NBN". As of the close of business on September 1, 2006, there were approximately 2,447,132 shares of common stock outstanding held by approximately 468 stockholders of record.

The following table sets forth the high and low closing sales prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for periods indicated.
2005 - 2006	High	Low	Div Pd
Jul 1- Sep 19	22.50	19.85	.090
Oct 1 - Dec 31	24.00	21.66	.090
Jan 1 - Mar 31	24.50	20.80	.090
Apr 1 - Jun 30	22.10	20.76	.090

2004 - 2005	High	Low	Div Pd
Jul 1- Sep 30	19.39	18.65	.090
Oct 1 - Dec 31	23.00	18.50	.090
Jan 1 - Mar 31	23.00	19.94	.090
Apr 1 - Jun 30	22.00	19.45	.090

On September 25, 2006, the last reported sale price of the Company's Common stock as quoted on AMEX was $20.57. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but the revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Stock repurchases under the 2004 Stock Repurchase Plan for the year ended June 30, 2006 totaled 90,200 shares at an average price per share of $23.75.

There were no purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the 4th quarter on 2006.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$ 34,909	$ 32,159	$ 27,660	$ 28,586	$ 31,664
Interest expense	16,761	13,967	12,079	13,769	16,998

Net interest income	18,148	18,192	15,581	14,817	14,666

Provision for loan losses	1,226	1,302	962	1,091	842
Other operating income (1)	7,125	5,598	5,134	4,614	3,675
Net securities gains	17	68	201	922	547
Other operating expenses (2)	18,209	16,684	14,799	13,530	12,146

Income before income taxes	5,855	5,872	5,155	5,732	5,900
Income tax expense	1,851	1,853	1,643	1,877	2,047

Net income	$ 4,004	$ 4,019	$ 3,512	$ 3,855	$ 3,853
	=======	=======	=======	=======	=======
Consolidated per share data:
Net income:
Basic	$ 1.61	$ 1.60	$ 1.38	$ 1.46	$ 1.48
Diluted	$ 1.59	$ 1.57	$ 1.35	$ 1.44	$ 1.44
Cash dividends	$ 0.36	$ 0.36	$ 0.35	$ 0.32	$ 0.25
Selected balance sheet data:
Total assets	$ 562,918	$ 575,900	$ 538,754	$ 467,684	$ 442,216
Loans receivable	435,663	461,052	432,594	378,987	374,634
Deposits	395,293	396,219	377,820	318,743	303,198
Borrowings	95,222	102,914	96,558	93,769	93,130
Total stockholders' equity	39,096	39,870	36,453	36,499	34,731
Other ratios:
Return on average assets	0.70%	0.71%	0.71%	0.86%	0.88%
Return on average equity	9.95%	10.39%	9.50%	10.58%	11.73%
Average equity to average total assets	7.07%	6.86%	7.51%	8.11%	7.51%
Common dividend payout ratio	22.40%	22.93%	25.93%	22.22%	17.36%

(1) Includes fees for deposit, investment brokerage, and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition which follows presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2006, 2005 and 2004. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2006 have been reclassified to conform to the 2006 presentation.

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

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2006, from 11 banking offices and 8 insurance agency offices all located in western and south-central Maine. At June 30, 2006, we had consolidated assets of $562.9 million and consolidated stockholders' equity of $39.1 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, Northeast Bancorp's results of operations are primarily dependent on the results of the operations of the Bank. In addition to the Bank's eleven branch offices, its investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered. The Bank's wholly owned subsidiary Northeast Bank Insurance Group, Inc. offers personal and commercial property and casualty insurance products. Four of its eight insurance agency's offices operate in our Auburn, Augusta, Bethel, and South Paris, Maine branches.

On August 29, 2004, the Bank converted its charter to a state bank, and became a member of the Federal Reserve Bank of Boston ("FRB"). It is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The name of the Company's wholly-owned subsidiary was changed to Northeast Bank.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and securities issued by United States Government-sponsored enterprises. The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, and investment and insurance brokerage. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase noninterest income from expanded trust, investment and insurance brokerage services, and control the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. It is also affected by the level of the provision for loan losses, noninterest income and noninterest expense of Northeast Bancorp and the Bank, and the effective tax rate. noninterest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

Economic Conditions

We believe that our market area has generally witnessed modest economic growth and a slowing of real estate appreciation from 2005 through 2006. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity, and financial condition. We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2006 to fiscal 2005:

    Revenues from our investment brokerage, insurance, and trust and wealth management divisions increased by 29%.
    Loans declined by approximately $25 million from June 30, 2005. This decline was caused by three factors: the time lag replacing seasoned commercial lenders who were hired away by competing banks, the loss of customer relationships from competitive pricing not reflecting risk, and tightening our credit underwriting standards due to higher delinquent loans and increasing classified and criticized commercial loans.
    We sold the deposits and certain loans of our Lisbon Falls branch in May 2006 and closed the branch.

Our financial condition and liquidity remain strong, and are supported by the following in fiscal 2006:

    We increased customer deposits during fiscal 2006 while reducing utilization of brokered certificates of deposit. Total liquidity at June 30, 2006 was $156.7 million, exceeding policy minimums;
    The Company and Bank are "well capitalized" under regulatory definitions;
    Stock repurchases under the 2004 Stock Repurchase Plan totaled 90,200 shares at an average per share price of $23.75 in fiscal 2006;
    We focus on the return on average equity ("ROAE"), return on average assets ("ROAA") and the efficiency ratio in evaluating our results of operations. The ROAE decreased to 9.95% in fiscal 2006 from 10.39% in fiscal 2005. The ROAA decreased to 0.70% in fiscal 2006 compared to 0.71% in fiscal 2005. The efficiency ratio of 72.0% for fiscal 2006 increased from 69.9% for fiscal 2005 primarily from higher noninterest expense; and
    Net income was $4,004,199 for fiscal 2006, virtually flat in comparison to fiscal 2005.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Overview

For the fiscal year ended June 30, 2006 ("fiscal 2006"), we reported net income of $4,004,199, or $1.59 per diluted share, as compared to $4,018,634, or $1.57 per diluted share, for the fiscal year ended June 30, 2005 ("fiscal 2005"), a decrease of $14,435, or less than 1%. This decrease was attributable to increased noninterest expense which slightly exceeded the increase in noninterest income. The return on average assets was 0.70% in fiscal 2006 compared to 0.71% in fiscal 2005. The return on average assets changed due to total average assets increasing by $5.8 million, or 1%, compared to fiscal 2005. The return on average equity was 9.95% in fiscal 2006 and 10.39% in fiscal 2005. The decrease in our return on average equity was due to decreased net income for those periods and an increase in average equity of 4%.

Net interest income decreased by less than 1% during fiscal 2006. This decrease was primarily due to a decrease in our net interest margin of 4 basis points. Average earning assets increased approximately $5.4 million as compared to the average earning assets in fiscal 2005. Of the increase in average earning assets, average investment securities increased $10.6 million and average loans decreased $4.8 million. Net interest margin, the ratio of net interest income to average earning assets decreased to 3.37% in fiscal 2006 from 3.41% in fiscal 2005. Net interest spread, the difference between the yield on earning assets and the cost of funds, decreased by 11 basis points to 3.03% in fiscal 2006 from 3.14% in fiscal 2005. The Bank balance sheet moved during fiscal 2006 from an asset sensitive profile, where the yields on assets reprice faster that the cost of funds, to a slightly liability sensitive profile, where cost of funds reprice faster the yields on assets. noninterest income increased 26% during fiscal 2006 primarily from increased investment brokerage and insurance commission revenue, loan servicing fees, gains on the sale of residential real estate loans, and the gain on sale of deposits. This increase was partially offset from lower net securities gains. The provision for loan losses decreased 6% primarily from a decrease in loans. noninterest expense increased 9% during fiscal 2006, which was primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense associated with the consolidation of the Bank's operations and administration functions into a new Gateway headquarters in Lewiston, full year impact of the Solon-Anson Insurance Agency acquisition (September, 2004) partially offset by a decrease in other expense. Other expense in fiscal 2005 included a loss from the write-off of deferred issuance costs related to trust preferred securities redeemed on December 31, 2004.

Net Interest Income

Net interest income increased by $43,600, or less than 1%, during fiscal 2006 primarily from decreased net interest margin. Average earning assets increased $5.4 million during fiscal 2006 comprised of $10.6 million increase in average investment securities partially offset by a $4.8 million decrease in average loans and a $0.5 million decrease in interest-bearing deposits (primarily with the Federal Home Loan Bank of Boston). The increase in average investment securities was due to purchase of mortgage-backed securities, to pledge as eligible collateral for FHLB advances and securities sold under agreements to repurchase, and the purchase of municipal securities. The decrease in average loans resulted from a decrease in construction loans, commercial loans and commercial real estate loans of $18.8 million, partially offset by increases in residential real estate loans and consumer loans of $3.0 million and $11.0 million, respectively. Origination of commercial loans and commercial real estate loans decreased by $60 million in fiscal 2006 compared to fiscal 2005. Average interest-bearing deposits increased by $1.9 million, or 0.5%, during fiscal 2006 primarily from time deposits. Average time deposits increased by $43.7 million. All other interest-bearing deposits decreased including average brokered time deposits which decreased by $31.7 million, or 36%, reducing our use of wholesale funding. Average repurchase agreements increased during fiscal 2006 by $0.9 million, or 3%. Average borrowings increased primarily due to a new obligation under a capital lease. The yield on average earning assets increased 45 basis points to 6.47% in fiscal 2006. The cost of funds increased 56 basis point to 3.45% due to an increase in the cost of interest-bearing deposits partially offset by a decrease in the costs of advance from the FHLB and junior subordinated debentures (refinanced in fiscal 2005). Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and net worth of the Company for the past three years. The table below shows the changes from 2005 to 2006 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2006 versus June 30, 2005

	Difference Due to
	Volume	Rate	Total
Investments	$ 431,470	$ 267,085	$ 698,555
Loans, net	(308,978)	2,300,881	1,991,903
FHLB deposits & other	(8,388)	68,088	59,700
Total interest-earning assets	114,104	2,636,054	2,750,158

Deposits	14,332	2,513,176	2,527,508
Repurchase agreements	11,589	512,560	524,149
Borrowings	42,541	(300,440)	(257,899)
Total interest-bearing liabilities	68,462	2,725,296	2,793,758
Net interest income	$ 45,642 =======	$ (89,242) ========	$ (43,600) ========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include FHLB advances, obligation under capital lease, and junior subordinated debentures.

Provision for Loan Losses

The provision for loan losses in fiscal 2006 was $1,226,413, a decrease of $75,187, or 6%, compared to fiscal 2005. This decrease in the provision for loan losses reflects the significant overall decrease in loans of approximately $25.4 million and a decrease in net loan charge-offs. Although we experienced higher loan delinquency, higher nonperforming loans, and higher classified and criticized loans for fiscal 2006, the level of expected loan defaults and the level of loss did not increase. Net charge-offs were $630,000 in fiscal 2006 compared to $774,600 in fiscal 2005. This $144,600 decrease was in residential real estate, commercial real estate loans and consumer loans. Net charge-offs to average loans outstanding was 0.14% in fiscal 2006 compared to 0.17% in fiscal 2005.

The allowance for loan losses at June 30, 2006 was $5,496,000 as compared to $5,104,000 at June 30, 2005, an increase of $392,000, or 8%. This increase was net of $204,000 reclassified from the allowance for loan losses to a separate reserve account for off-balance credit risk (unadvanced lines of credit and loan commitments) included in other liabilities. This off-balance credit risk had been included in the allowance for loan loss in prior years. The allowance to total portfolio loans was 1.26% at June 30, 2006 compared to 1.11% at June 30, 2005. The ratio of the allowance for loan losses to nonperforming loans was 106% at June 30, 2006 and 301% at June 30, 2005, reflecting an increase of $3.5 million in nonperforming loans to $5.2 million, primarily from nonperforming commercial real estate and commercial loans. Of total non-performing loans at June 30, 2006, $1.9 million was current with principal and interest payments. Nonperforming loans were 1.19% of total loans at June 30, 2006 as compared to 0.37% at June 30, 2005, also due to the increase in nonperforming loans at June 30, 2006 and a decrease in total loans. For additional information on the allowance for loan losses, see "Critical Accounting Policies" above, and see "Asset Quality" below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2006 and 2005 was $7,141,949 and $5,666,131, respectively, an increase of $1,475,818, or 26%, in fiscal 2006. Most of this increase was due to the increase in investment brokerage and insurance commission revenue and a gain from the sale of the deposits and certain loans of the Lisbon Falls branch.

Fees for other services to customers of $1,114,081 increased $46,965, or 4%, during fiscal 2006. This increase was due to higher transaction service fees, overdraft fees, and ATM and debit card fee revenue as compared to fiscal 2005.

Net securities gains of $17,335 decreased $50,605, or 74%, during fiscal 2006. The volume of securities sold in fiscal 2006 decreased from fiscal 2005. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Other-than-temporary write-downs on equity securities of $38,394 and $27,849 during fiscal 2006 and 2005, respectively, were included in noninterest expense.

Gains on the sales of loans of $308,777 increased $75,750, or 33%, during fiscal 2006. This increase was primarily due to higher sales volume of residential real estate loans, an increase of $4 million to $15 million in fiscal 2006 compared to $11 million in fiscal 2005. Sold loan volume was impacted by 30 year fixed rate residential real estate loan origination volume, which is subject to changing interest rates and a shift in the demand for loans with fixed or adjustable interest rates. The Bank continues to hold in portfolio all new 15 year fixed rate loans and all adjustable rate loans. Residential real estate loans were sold to reduce our exposure to interest rate risk.

Investment commission revenue of $1,769,300 increased $314,437, or 22%, during fiscal 2006. This increase was primarily due to adding investment brokers and increased production from existing investment brokers.

Insurance commissions of $1,916,822 increased $512,787, or 37%, during the fiscal year 2006 due to the full year impact of the acquisition of the Solon Anson Insurance Agency (September 2004) and increased contingency payments from insurance carriers based on loss experience.

BOLI income of $366,939 increased $36,239, or 11%, during fiscal 2006. This increase was due to an increase in the average interest yield to 4.21% in fiscal 2006 from 4.15% in fiscal 2005. The additions to cash surrender value are based on this average interest yield. These interest rates are determined by the life insurance companies and are reset quarterly or annually. Each policy is subject to minimum interest rates.

Other income of $1,003,997 increased $511,273, or 104%, during fiscal 2006. This increase was primarily from the deposit premium received for $500,845 from the sale of the deposits and certain loans of the Lisbon Falls branch to Androscoggin Bank. Trust fee revenue also increased by $109,266. The deposit premium and increased trust fees were partially offset by change in loss on the disposal of fixed assets of $188,082. The latter represents costs written off for a new branch site which we have abandoned in fiscal 2006. A $59,719 gain was realized in fiscal 2005 from the sale of our former Richmond branch building.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2006 and 2005 was $18,208,504 and $16,684,174, respectively, an increase of $1,524,330, or 9%. The increase in fiscal 2006 was primarily from an increase in salaries and employee benefits and occupancy and equipment expenses. Our efficiency ratio increased to 72.0% during fiscal 2006 from 69.9% in fiscal 2005.

Salaries and employee benefits expense of $10,637,758 increased $1,083,441, or 11%, during the fiscal year 2006. This increase includes the salary and benefits for new positions in commercial lending, investment brokerage, insurance agency, trust, and risk management divisions. Total full-time equivalents were 201 compared to 193 at June 30, 2006 and 2005, respectively. Deferred compensation expense related to the Solon-Anson Insurance acquisition was $399,845, an increase of $301,769 compared to fiscal 2005.

Occupancy expense of $1,672,505 increased $253,809, or 18%, during the fiscal year 2006. This increase was primarily due to the relocation of our commercial, administration, and operations to the new Southern Gateway building in Lewiston completed in August 2005. Expenses contributing to this increase were amortization of capital lease asset, depreciation of leasehold improvements, and real estate taxes. Repairs to the Mechanic Falls branch for mold remediation increased building repairs by $25,305. Higher heating fuel oil costs increased utilities expense by $55,611.

Equipment expense of $1,440,238 increased $330,130, or 30%, during the fiscal year 2006. As with occupancy expense, moving expense and increased depreciation expense from new furniture and equipment for the new Southern Gateway building accounted for most of this increase. Additional licensing fees for our core operating system for new customer relationships also contributed to this increase.

Other expense of $4,216,975 decreased $134,377, or 3%, during fiscal year 2006. This decrease was due in part to the $396,425 loss recognized in fiscal 2005 from the write-off of unamortized deferred issuance costs related to the redemption of the 9.60% trust preferred stock. Also contributing to this decrease was other-than-temporary write downs on equity and non-marketable securities of $38,394 and $42,257, respectively, for fiscal 2006 compared to $27,849 and $96,931, respectively, in fiscal 2005, an aggregate decrease of $44,129. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities. Partially offsetting this decrease was an increase of $155,720 in advertising expense resulting from increased use of television advertising, and an increase of $108,841 in computer services expenses resulting from higher investment brokerage transaction costs, increased processing fees from higher trust activity, increased internet banking costs from higher customer enrollment and conversion costs and core system users in the insurance agency.

Taxes

The Company's effective tax rate was 31.6% and 31.5% for the fiscal years ended June 30, 2006 and 2005, respectively. See the Note 13 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company's comprehensive income was $2,051,917 and $4,745,415 during 2006 and 2005, respectively. Comprehensive income differed from our net income in 2006 and 2005 due to the change in the fair value of available for sale securities, net of income tax. In fiscal 2006, there was a net decrease in fair value of $1,952,282 to a net unrealized loss on investments available for sale, net of income tax. There was a net increase in fair value in fiscal 2005 of $726,781. See the Consolidated Statements of Changes in Shareholders' Equity and Note 17 in the Consolidated Financial Statements for additional information.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

For the fiscal year ended June 30, 2005 (" fiscal 2005"), we reported net income of $4,018,634, or $1.57 per diluted share, as compared to $3,512,179, or $1.35 per diluted share, for the fiscal year ended June 30, 2004 ("fiscal 2004"), an increase of 14%. This increase was attributable to increased net interest income and noninterest income, partially offset by an increased provision for loan losses and higher noninterest expense. The return on average assets was 0.71% in fiscal 2005 and fiscal 2004. The return on average assets was unchanged due to total average assets increasing by $71.1 million, or 14%, compared to fiscal 2004. The return on average equity was 10.39% in fiscal 2005 and 9.50% in fiscal 2004. The increase in our return on average equity was due to increased net income for those periods while average equity increased 5%.

Net interest income increased 17% during fiscal 2005. The increase in our net interest income was primarily due to an increase in our average earning assets. The growth in average earning assets increased approximately $68.8 million as compared to the average earning assets in fiscal 2004. Of the increase in average earning assets, average loans accounted for $56.3 million. We experienced a reversal from the prolonged period of declining interest rates to increasing interest rates during fiscal 2005 due to the increase in short-term interest rates imposed by the Open Market Committee of the Federal Reserve Bank. Net interest margin, the ratio of net interest income to average earning assets, likewise increased by 6 basis points to 3.41% in fiscal 2005 from 3.35% in fiscal 2004. Net interest spread, the difference between the yield on earning assets and the cost of funds, increased by 7 basis points to 3.14% in fiscal 2005 from 3.07% in fiscal 2004. The asset sensitive profile of our statement of financial condition, where the yields on assets reprice faster that the cost of funds, contributed to this increase in net interest margin and net interest spread. noninterest income increased 6% during fiscal 2005 primarily from increased insurance commission revenue. This increase was partially offset from lower net securities gains, lower gains on sales of residential real estate loans and lower investment commission revenue. The provision for loan losses increased 35% primarily from higher net charge-offs during fiscal 2005. noninterest expense increased 13% during fiscal 2005, which was primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense associated with the acquisition of the Solon-Anson Insurance Agency Inc, loss recognized upon the redemption of the 9.60% trust preferred securities, and other-than-temporary write-downs on securities.

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

Rate/Volume Analysis for the Year Ended June 30, 2005 versus June 30, 2004

	Difference Due to
	Volume	Rate	Total
Investments	$ 454,580	$ 187,521	$ 642,101
Loans, net	3,615,023	187,689	3,802,712
FHLB deposits & other	6,976	47,607	54,583
Total interest-earning assets	4,076,579	422,817	4,499,396

Deposits	1,285,373	773,160	2,058,533
Repurchase agreements	67,784	56,011	123,795
Borrowings	231,005	(525,266)	(294,261)
Total interest-bearing liabilities	1,584,162	303,905	1,888,067
Net interest income	$ 2,492,417 ========	$ 118,912 ========	$ 2,611,329 ========

Rate/volume amounts are spread proportionately between Volume and Rate. Borrowings in the table above include junior subordinated debentures and FHLB advances.

Provision for Loan Losses

The provision for loan losses in fiscal 2005 was $1,301,600, an increase of $339,662, or 35%, compared to fiscal 2004. This increase in the provision for loan losses reflects increased net loan charge-offs, higher loan delinquency, higher nonperforming loans, higher classified loans for fiscal 2005, and an increase in total loans. Net charge-offs were $774,600 in fiscal 2005 compared to $400,938 in fiscal 2004. This $373,662 increase, or 93%, was due to increased gross charge-offs of commercial and consumer loans. Net charge-offs to average loans outstanding was 0.17% in fiscal 2005 compared to 0.10% in fiscal 2004.

The allowance for loan losses at June 30, 2005 was $5,104,000 as compared to $4,577,000 at June 30, 2004, an increase of $527,000, or 12%. The allowance to total portfolio loans was 1.11% at June 30, 2005 compared to 1.06% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans was 301% at June 30, 2005 and 273% at June 30, 2004, reflecting an increase the allowance for loan loss. Total nonperforming loans increased 1% from the prior year, which was due to nonperforming residential loans contractually past due 90 days or more. Nonperforming loans were 0.37% of total loans at June 30, 2005 as compared to 0.39% at June 30, 2004. This decrease in nonperforming loans as a percentage of total loans was primarily due to an increase in total loans outstanding at June 30, 2005. For additional information on the allowance for loan losses, see "Critical Accounting Policies" above, and see "Asset Quality" below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2005 and 2004 was $5,666,131 and $5,335,653, respectively, an increase of $330,478, or 6%, in fiscal 2005. Most of this increase was due to the increase in insurance commission revenue partially offset by a decrease in net securities gains, gains on sales of loans, insurance commissions and BOLI income.

Fees for other services to customers of $1,067,116 increased $91,230, or 9%, during fiscal 2005. This increase was due to higher transaction service fees, overdraft fees, ATM and debit card fee revenue as compared to fiscal 2004.

Net securities gains of $67,940 decreased $132,875, or 66%, during fiscal 2005. The volume of securities sold in fiscal 2005 decreased from fiscal 2004. Gains from the sale of equity and bond securities are subject to market and economic conditions and there can be no assurance that gains reported in prior periods will be achieved in the future. Other-than-temporary write-downs on equity securities of $27,849 and $171,312 during fiscal 2005 and 2004, respectively, were included in noninterest expense.

Gains on the sales of loans of $233,027 decreased $449,768, or 66%, during fiscal 2005. This decrease was primarily due to lower sales volume of residential real estate loans, a decrease of $19 million to $11 million in fiscal 2005 compared to $30 million in fiscal 2004. Sold loan volume was impacted by a decrease in residential real estate loan origination volume due to increasing interest rates and a shift in loans with variable interest rates during fiscal 2005, and by management's decision to hold in portfolio all new 15 year fixed rate loans. Residential real estate loans were sold to reduce our exposure to interest rate risk.

Investment commission revenue of $1,454,863 decreased $58,938, or 4%, during fiscal 2005. This decrease was primarily to lower sales for the year.

Insurance commissions of $1,404,035 increased $1,018,717, or 264%, during the fiscal year 2005 due to the acquisition of the Solon Anson Insurance Agency. This acquisition added six agency locations for the sale of personal and commercial property and casualty insurance policies compared to one agency in fiscal 2004.

BOLI income of $330,700 decreased $48,935, or 13%, during fiscal 2005. This decrease was due to a decrease in the average interest yield to 4.26% in fiscal 2005 from 4.94% in fiscal 2004. The additions to cash surrender value are based on this average interest yield. They are reset quarterly for one policy and annually for a second to a yield determined by the life insurance companies. Each policy is subject to minimum interest rates.

Other income of $492,724 decreased $82,319, or 14%, during fiscal 2005. This decrease was primarily from not repeating a $264,395 gain realized from the sale of deposits of the former Richmond Maine branch partially offset by a gain of $59,719 on the sale of the Richmond branch building, increase in trust fees of $69,233, improved real estate operations by $25,433, and the appreciation of a deferred compensation annuity of $38,076.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2005 and 2004 was $16,684,174 and $14,799,072, respectively, an increase of $1,885,102, or 13%. The increase in fiscal 2005 was primarily from an increase in salaries and employee benefits and other expenses. Our efficiency ratio decreased slightly to 69.9% during fiscal 2005 from 70.8% in fiscal 2004.

Salaries and employee benefits expense of $9,554,317 increased $1,269,889, or 15%, during the fiscal year 2005. This increase included the salary and benefits for the 18 positions from the Solon-Anson acquisition. Total full-time equivalents were 193 compared to 186 at June 30, 2005 and 2004, respectively.

Occupancy expense of $1,418,696 increased $192,916, or 16%, during the fiscal year 2005. This increase was primarily due to the six leased locations of Solon-Anson Insurance Agency. Agency offices in Augusta and South Paris were relocated to existing branch locations in the fourth quarter of fiscal 2005 to reduce future lease expense. In addition, the corporate headquarters building at 158 Court Street in Auburn was sold and leased back for twelve months pending the completion of our new corporate headquarters in Lewiston, Maine. The lease of the former corporate headquarters totaled $66,000 for fiscal 2005. We completed our move to the new building in August, 2005.

Equipment expense of $1,110,108 increased $159,641, or 17%, during the 2005 fiscal year. As with salaries and occupancy expense, equipment expense increased from the Solon-Anson Insurance Agency acquisition. Computer and software depreciation and related maintenance expense from technology investments accounts for the increase in fiscal 2005. This increase was partially offset by the recovery of personal property taxes of $36,923 under the State of Maine Revenue Department's Business Equipment Property Tax Reimbursement program (BETR).

Other expense of $4,351,352 increased $267,908, or 7%, during fiscal 2005. This increase was due in part to the $396,425 loss recognized from the redemption of the 9.60% trust preferred stock issuance. The loss was from the write-off of unamortized deferred issuance cost. Other-than-temporary writedowns on equity and non-marketable securities were $27,849 and $96,931, respectively, in fiscal 2005, an aggregate decrease of $388,076 compared to fiscal 2004. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities. Professional fees increased $223,137 compared to fiscal 2004 from additional consulting services for the documentation and testing of our financial reporting controls and efficiency study consulting services. Computer services increased from item processing charges and the full year impact of our out-sourced data center supporting internet banking.

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

FINANCIAL CONDITION

The Company's total assets decreased $12,982,530, or 2%, to $562,917,802 at June 30, 2006 compared to $575,900,332 at June 30, 2005. This decrease was due to a $25,389,859 decrease in total loans, primarily construction, commercial real estate, and commercial loans, partially offset by an $11,791,769 increase in securities classified as available for sale. The cash flow from the decrease in loans was utilized to repay Federal Home Loan Bank term advances at maturity. Stockholders' Equity totaled $39,096,125 and $39,869,573 at June 30, 2006 and 2005, respectively, a decrease of $773,448. Stockholders' equity was increased by net income of $4,004,199, and proceeds from the exercise of previously granted stock options of $213,972. These increases were offset by a change in net unrealized losses on available for sale securities of $1,952,282, share repurchases and retirements of $2,142,250, and payment of cash dividends of $897,087.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) decreased $3,513,129 to $12,433,022 in fiscal 2006 as compared to $15,946,151 in fiscal 2005. This decrease was due to reducing reserves balances maintained at the Federal Reserve Bank of Boston.

Investments Securities and Other Earning Assets

The average balance of the available for sale securities portfolio was $80,050,271 and $69,451,314 for fiscal 2006 and fiscal 2005, respectively. A portion of the increase of $10,598,957, or 15%, provided additional collateral for FHLB advances and securities sold under agreements to repurchase. The portfolio is comprised of U.S. Government-sponsored enterprises, mortgage-backed securities, municipal securities, and equity and bank-issued trust preferred securities, with most of our investment portfolio consisting of federal agency mortgage-backed securities and short-term U.S. Government-sponsored enterprise bonds. See Item 8 Tables 2 and 3 for a detail of available for sale securities and investment maturities, respectively.

All of the Company's securities are classified as available for sale and are carried at fair value at $86,137,707 and $74,345,938 as of June 30, 2006 and 2005, respectively. These securities had net unrealized losses after taxes of $2,622,469 at June 30, 2006 and $670,187 at June 30, 2005. See Note 2 to the Consolidated Financial Statements. These unrealized losses do not impact net income or regulatory capital, but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $448,610,511 in fiscal 2006 compared to $453,379,411 in fiscal 2005. This decrease of $4,768,900, or 1%, in our average balance of loans at June 30, 2006, was attributable to decreases in commercial real estate, commercial, and construction loans, partially offset by increases in residential real estate and consumer loans. See Item 8 Tables 4 and 5 for additional information on the composition of the loan portfolio.

Residential real estate loans averaged $149,940,456 in fiscal 2006 as compared to $146,977,479 in fiscal 2005. This increase of $2,962,977, or 2%, was attributable to an increase adjustable rate residential real estate loans, closed-end home equity loans, and home equity lines of credit. We continued to sell most of the 30 year fixed rate residential real estate loans originated by us into the secondary market. Residential real estate loans were 34% and 32% of the total loan portfolio at June 30, 2006 and 2005, respectively. Of residential real estate loans at June 30, 2006, approximately 43% were variable rate products compared to 42% at June 30, 2005. The increase in the percentage of variable rate product resulted from holding new variable rate loans in portfolio while selling fixed rate product into the secondary market. As interest rates increase, we expect variable rate residential real estate loans to increase allowing the asset sensitivity of the statement of financial condition to be maintained.

Commercial real estate and commercial loans both decreased during fiscal 2006 as the Bank replaced three open commercial lending positions at the beginning of the fiscal year, tightened credit underwriting standards as delinquencies and classified and critized commercial loans increased, and priced these loans to reflect risk.

Commercial real estate loans averaged $121,279,403 in fiscal 2006 and $125,914,966 in fiscal 2005. This decrease of $4,635,563, or 4%, reflects the factors noted above. Our focus was primarily to lend to small businesses within our market areas. This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate. Commercial real estate loans were 26% and 27% of the total loan portfolio at June 30, 2006 and 2005, respectively. Approximately 96% of the commercial real estate loans were variable rate product, minimizing the interest rate risk for this portfolio, compared to approximately 97% of this portfolio at June 30, 2005.

Construction loans averaged $8,840,891 in fiscal 2006 and $10,638,635 in fiscal 2005. This decrease of $1,797,744, or 17%, was primarily in commercial construction loans. Construction loans were 1% and 3% of the total loan portfolio at June 30, 2006 and 2005, respectively. Most construction loans are subject to interest rates based on the prime rate, have contractual maturities under 12 months, and disbursements made on construction as completed and verified by inspection. Approximately 30% of the construction loans were variable rate product at June 30, 2006 compared to approximately 56% at June 30, 2005.

Commercial loans averaged $58,416,018 in fiscal 2006 and $70,744,229 in fiscal 2005. This decrease of $12,328,211, or 17%, reflects the above factors and our decision to restructure the indirect equipment lending portion of this portfolio to improve its profitability. Commercial loans were 12% and 15% of total loans at June 30, 2006 and 2005, respectively. Variable rate products comprised 56% and 58% of this loan portfolio at June 30, 2006 and 2005, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business. The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $107,591,979 in fiscal 2006 and $96,589,511 in fiscal 2005. This increase of $11,002,468, or 11%, is attributable to new indirect auto and recreational vehicle loans. Consumer and other loans comprise 26% and 23% of total loans at June 30, 2006 and 2005, respectively. Consumer, including indirect auto and recreational vehicle, and other loans are mostly fixed rate products. At June 30, 2006 and 2005, we held $39,075,798 and $34,872,792 of indirect auto loans, respectively. Indirect auto, indirect RV and indirect mobile home loans together comprise approximately 96% of total consumer and other loans, a slight increase from 95% in 2005. The detail of consumer loans at June 30, 2006 and 2005 appears in the following table. The Company underwrites all automobile dealer finance, recreational vehicle and mobile home loans to protect credit quality. The Company pays a nominal one-time origination fee on these loans. The fees are deferred and amortized over the contractual life of the loan as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.

	Consumer Loans
	June 30, 2006		June 30, 2005
Indirect Auto	$ 39,075,798	35%	$ 34,872,792	34%
Indirect RV	41,111,060	36%	30,235,107	29%
Indirect Mobile Home	28,212,411	25%	32,749,004	32%
Subtotal Indirect	108,399,269	96%	97,856,903	95%
Other	4,793,128	4%	5,007,999	5%
Total	$ 113,192,397 ============	100% =====	$ 102,864,902 ============	100% =====

BOLI was invested in the general account of two insurance companies and separate accounts in a third quality insurance company. There was approximately $5.0 million transferred to the separate accounts in the third company. Standard and Poor's rated these companies AA+ or better at June 30, 2006. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset each year, subject to minimum interest rates. The increases in cash surrender value offset all or a portion of the increase in employee benefit costs. The increase in cash surrender value was recognized in other income and was not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 19.95% of capital plus the allowance for loan losses at June 30, 2006.

Deposits

Average demand deposit accounts were $39,161,547 for the year ended June 30, 2006 as compared to $37,841,020 in 2005. This increase of $1,320,527, or 3%, is consistent with our focus of increasing consumer and commercial core deposits.

Average interest-bearing deposits increased by $589,810, or less than 1%, during fiscal 2006 to $356,114,677. This increase was primarily due to increasing consumer and business time deposits. Average time deposit balances increased $43,708,611 to $199,469,782 primarily from the promotion of time deposits as interest rates increased during fiscal 2006. This increase allowed the Bank to decrease brokered time deposits as they matured. Average brokered time deposit balances decreased $31,721,680, or 36%, to $56,129,614 in fiscal 2006 from $87,851,294 in fiscal 2005. All other interest-bearing deposits decreased during the year. NOW and savings balances declined as customers moved balances to higher yielding time deposits. In fiscal 2006, the Maximum Return Sweep account was discontinued and the balances moved to repurchase agreements from money market accounts causing the decline in average balances. Average NOW accounts decreased $5,792,225, or 9%, during fiscal 2006 to $59,968,676. The average interest rate paid on NOW accounts increased from 1.23% in fiscal 2005 to 1.93% in fiscal 2006. Average money market accounts decreased $4,002,689, or 23%, to $13,093,206 in fiscal 2006. The average interest rate paid on money market accounts increased from 1.25% in fiscal 2005 to 1.88% in fiscal 2006. Average savings accounts decreased $1,602,207, or 6%, to $27,453,399 during fiscal 2006. The average interest rate paid on savings accounts increased from 0.79% in fiscal 2005 to 0.83% in fiscal 2006. The average interest rate paid on time deposits increased from 3.03% in fiscal 2005 to 3.77% in fiscal 2006. See Item 8 Table 10 for the scheduled maturities of time deposits of $100,000 or more.

Brokered time deposits are used by us as part of our overall funding strategy and as an alternative to customer time deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. These deposits are limited by policy to 25% of total assets. We use four national brokerage firms to source time deposits, which are obtained through agents of the brokerage company soliciting customers from throughout the United States. The terms of these brokered time deposits allow for termination prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, individual brokered time deposit maturities do not exceed $5 million in any one month and have interest rates equal to or slightly above comparable FHLB advances. At June 30, 2006, outstanding brokered time deposits of $51,859,091 as a percentage of total assets was 9.21% compared to 12.23% at June 30, 2005. The average interest rate paid on brokered time deposits increased from 2.94% in fiscal 2005 to 3.58% in fiscal 2006. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances, with similar maturities, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2006.

Other Funding Sources

Securities sold under repurchase agreements, Federal Home Loan Bank of Boston (FHLB) advances, and junior subordinated debentures are the Company's sources of funding other than deposits.

Average securities sold under repurchase agreements during fiscal 2006 were $31,427,133, compared to $30,572,443 during fiscal 2005. This increase was primarily due to the discontinued Maximum Return Sweep accounts and transfer from money market deposit accounts to repurchase agreements in fiscal 2006. This liability was collateralized by U.S. government-sponsored enterprise and federal agency mortgage-backed securities. See Note 9 to the Consolidated Financial Statements.

Average FHLB advances for fiscal 2006 were $79,648,575, compared to $82,233,871 in fiscal 2005. This decrease of $2,585,296, or 3%, was attributed to repayment of FHLB advances at maturity. These advances had an average cost of 4.37% during fiscal 2006 compared to 4.67% during fiscal 2005. At June 30, 2006 and 2005, FHLB advances were $75,888,598 and $86,197,602, respectively. The Company had unused advance capacity with the FHLB of $37,565,000 at June 30, 2006. Management intends to increase available FHLB advance capacity by continuing to add qualifying securities. See Note 8 to the Consolidated Financial Statements.

The Bank has a secured line of credit under the Borrower in Custody program through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears an interest rate equal to the then current federal funds rate plus 1.00%. At June 30, 2006, the credit availability under the Borrower in Custody program was $30,288,974. There were no borrowings outstanding under this credit line at June 30, 2006.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2006 and available to meet our short-term funding needs:
Brokered time deposits	$ 88,853,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 37,565,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 30,289,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 156,707,000

We had outstanding $16,496,000 at June 30, 2006 and 2005, respectively, of junior subordinated debentures issued by us to affiliated trusts. See "Capital" for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2006 and 2005, the allowance for loan losses was $5,496,000 and $5,104,000, respectively. The increase in the allowance for loan losses was attributed to the increasing mix of consumer indirect loans, with a higher risk profile, in the Bank's loan portfolio, the increase in loan delinquencies, an increase in non-performing loans, and an increase in internally classified and criticized loans.

The allowance for loan losses as a percentage of total loans was 1.26% and 1.11% at June 30, 2006 and 2005, respectively. This increase of 15 basis points was attributable to a decline in loans in fiscal 2006 compared to fiscal 2005.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $3,349,000 and $1,950,000 at June 30, 2006 and 2005, respectively. Significant credit losses are not expected.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/06	06/30/05	06/30/04	06/30/03
2.09%	1.09%	1.13%	1.36%

The delinquency for the years prior to June 30, 2006 have been restated because we changed the method of measuring past due loans to the number of days lapsed from the date of last payment from the number of payments past due. For the years ended June 30, 2005, 2004, and 2003, the previously reported delinquency and current non-accrual loans were 0.96%, 0.66%, and 1.09%, respectively.

Non-performing Assets

Total non-performing loans were $5,195,000 and $1,698,000 at June 30, 2006 and 2005, respectively. This increase of $3,497,000, or 206%, was attributable primarily to commercial real estate and commercial loans. Of non-performing commercial real estate and commercial loans, $1,720,000 and $131,000, respectively, were current and paying as agreed. The tightening of credit standards in fiscal 2006 resulted in an increase in discretionary non-accrual practices, accounting for this increase. Many of these substandard loans were subject to a name-by-name review determining the risk of loss based on the liquidation of the collateral. The risk of loss is incorporated in determining the adequacy of the allowance for loan losses, and represented approximately 12% of the allowance at June 30, 2006. The following table represents the non-performing loans as of June 30, 2006 and 2005.

Description	June 30, 2006	June 30, 2005
Residential real estate	$ 521,000	$ 515,000
Commercial real estate	2,980,000	867,000
Commercial loans	1,553,000	256,000
Consumer and other	141,000	60,000
Total non-performing	$ 5,195,000 ========	$ 1,698,000 ========

Non-performing loans as a percentage of total loans were 1.19% and 0.37% at June 30, 2006 and 2005, respectively. The allowance for loan losses was equal to 106% and 301% of total non-performing loans at June 30, 2006 and 2005, respectively. At June 30, 2006, non-performing loans included $1,882,000 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 1.66% and .86% for June 30, 2006 and 2005, respectively.

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

Residential real estate, commercial real estate, commercial, and consumer and other loans are generally placed on nonaccrual when reaching 90 days past due. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 90 days past due. Based on our judgment, we may place on nonaccrual status loans which are currently less than 90 days past due or performing in accordance with their terms but are likely to present future principal and/or interest repayment problems thus classified as non-performing.

Net charge-offs were $630,000 during 2006 compared to $774,600 in 2005. Net charge-offs as a percentage of average loans outstanding were 0.14% and 0.17% in 2006 and 2005, respectively. The decrease of $144,600 was due to lower gross charge-offs in residential real estate, commercial real estate, and consumer loans. See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had classified commercial real estate and commercial loans totaling $12,228,000 and $6,761,000 at June 30, 2006 and 2005, respectively, as substandard or lower on our risk rating system. This increase was primarily due to 38 commercial customer relationships ranging from $5,000 to $2,198,000, experiencing weaknesses in the underlying businesses and also reflects a tightening of our credit standards. These loans were subject to our internal name-by-name review for the risk of loss based on the liquidation of collateral. This risk of loss was included in determining the adequacy of the allowance for loan loss. At June 30, 2006, $3,169,000 of this amount was non-performing commercial real estate and commercial loans. The remaining $9,059,000 of commercial real estate and commercial loans classified as substandard at June 30, 2006 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances, and change the level of the loan loss allowance. The process of evaluating the allowance involves a high degree of management judgment. The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral, and the current economic climate. The liquidation value of collateral for each classified commercial real estate or commercial loan is considered in the evaluation of the allowance for loan loss.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2005 examination.

At June 30, 2006, the Company had acquired assets of $10,384 compared to $88,646 at June 30, 2005. The decrease of $78,262 was due to a decrease in repossessed vehicles and in substance foreclosures. The Bank has an allowance for losses on acquired assets. It was established to provide for declines in market values and estimated selling costs. The Company provided for the allowance through a charge against earnings of $2,500 and $20,000 for the years ending June 30, 2006 and 2005, respectively. See Note 5 of the Consolidated Financial Statements for additional information. Management periodically receives independent appraisals on acquired assets. As a result of this review and the review of the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

RISK MANAGEMENT

Asset-Liability Management

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the most material effect on the Company's financial condition and results of operations. The Company does not believe that it is exposed to significant market risk from trading activities because these activities are not material.

Asset-liability management is governed by policies reviewed and approved annually by the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee (ALCO) which is comprised of members of senior management who set the strategic directives that guide the day-to-day asset-liability management activities. ALCO reviews and approves all major risk, liquidity and capital management programs, except for pricing, which is a subcommittee of ALCO members.

The Company continues to minimize the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets as a percentage of its total earning assets. The focus has been to originate variable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans. Variable rate and 15 year fixed rate residential real estate loans are originated for the loan portfolio. Fixed rate, 30 year residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto and recreational vehicle loans, are primarily originated with fixed rates. The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched. The balance sheet is slightly liability sensitive.

The overall objective of interest rate risk management is to deliver consistent net interest income growth over a range of possible interest rate environments. We focus on interest rates, careful review of the cash flows of loans and deposits and other modeling assumptions, and asset liability strategies to help attain our goals and objectives.

Another objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits established by the asset/liability committee and approved by our Board. These limits reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. We also evaluate the liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures. Stress testing demonstrates the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of the possible risk to future earnings. We attempt to control interest rate risk by identifying and quantifying these risks.

Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess the interest rate risk of our on-going business. We believe that net interest income sensitivity gives us the best perspective on how day-to-day decisions affect our interest rate risk profile. We subject estimated net interest income over a 12 month period to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run quarterly and include scenarios where market rates are shocked up and down. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as a percentage variance of the net interest income simulations to the base simulation results. The results are compared to policy guidelines and are disclosed in the following table.

Assuming a 200 basis point increase and decrease in interest rates starting on June 30, 2006, we estimate that our net interest income in the following 12 months would decrease by 0.17% if rates went up 200 basis points and increase by 2.33% if rates went down 200 basis points. This demonstrates the liability sensitivity of our balance sheet where the simulated increase in interest expense would be greater than the increase in interest income because our interest-earning liabilities reprice more quickly than the repricing of our interest-bearing assets. In falling rates, the interest earning liabilities reprice downward more quickly than the repricing of our interest-bearing assets. Also shown in the table are the results assuming a 200 basis increase and decrease in interest rates starting June 30, 2005. Our balance sheet shifted to slightly liability sensitive at June 30, 2006 from assets sensitive in the prior year reflecting a change in customer demand for fixed interest rates on loans as general interest rates increased over the year ended June 30, 2006 combined with demand for certificates of deposit with maturities of 15 months or less.

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2006	-0.17%	2.33%

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2005	1.91%	-2.02%

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2006 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,000,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,000,000 due February 23, 2035. NBN Capital Trust II issued $3,000,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and reprices quarterly. The interest rate was 8.30% at June 30, 2006. NBN Capital Trust III also issued $3,000,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR. NBN Capital Trust IV issued $10,000,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate will become variable based on three month LIBOR. NBN Capital Trust II and III have a call option on March 30, 2009 and NBN Capital Trust IV has a call option on February 23, 2010. See Note 19 to the Consolidated Financial Statements. Based on the interest rates at June 30, 2006, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $1,064,000.
Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	8.30%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.45%

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 10 to the Consolidated Financial Statements.

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

At June 30, 2006, our banking subsidiary had $157 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This represented 28% of total assets, compared to a policy minimum of 10%.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2006, follows:

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 75,888,598	$ 34,831,900	$ 36,056,698	$ 5,000,000	$ -
Junior subordinated debentures	16,496,000	-	6,186,000	10,310,000	-
Capital lease obligation	2,781,046	127,535	275,062	304,049	2,074,400
Other borrowings	57,129	57,129	-	-	-
Total long-term debt	95,222,773	35,016,564	42,517,760	15,614,049	2,074,400

Operating lease obligations	3,482,189	504,573	414,275	344,478	2,218,863
Total contractual obligations	$ 98,704,962 ========	$ 35,521,137 ========	$ 42,932,035 ========	$ 15,958,527 ========	$ 4,293,263 ========

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$ 18,172,000	$ 18,172,000	$ -	$ -	$ -
Commitments related to loans held for sale(2)	1,393,000	1,393,000	-	-	-
Unused lines of credit (3)(4)	43,505,000	22,277,000	2,639,000	1,446,000	17,143,000
Standby letters of credit (5)	1,538,000	1,538,000	-	-	-
	$ 64,608,000 ========	$ 43,380,000 ========	$ 2,639,000 ========	$ 1,446,000 ========	$ 17,143,000 ========
(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expire in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at June 30, 2006 was a loss of $2,959.

CAPITAL

At June 30, 2006 and 2005, stockholders' equity totaled $39,096,125 and $39,869,573 respectively, or 6.95% and 6.92% of total assets, respectively. In addition, we had on June 30, 2006 and 2005, $16,496,000, respectively, of junior subordinated debentures which mature in 2034 and 2035 and qualify as Tier 1 Capital. See Note 19 to the Consolidated Financial Statements. The changes in stockholders' equity include net income for the year ended June 30, 2006 of $4,004,199 and stock issued for $213,972 from the exercise of stock options offset by a change in the net unrealized loss on available for sales securities of $1,952,282, dividend payments of $897,087, and stock repurchases of $2,142,250, representing 90,200 shares with an average cost of $23.75 per share. See Note 10 to the Consolidated Financial Statements for additional information on capital ratios.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 16, 2005 and will terminate on December 31, 2006. The repurchase program may be discontinued by Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan is classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors. From time to time, the Company believes that the current market price for its common stock makes the stock attractive as a use of the Company's funds and at such times purchases its common stock in the market. Total stock repurchases under the 2004 Plan in fiscal 2006 were 90,200 shares for $2,142,250 at an average price of $23.75 per share. The remaining repurchase capacity of the 2004 Plan is 54,500 shares. Since inception, total stock repurchases under the 2004 plan were 145,500 shares for $3,204,902 through June 30, 2006. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on earnings per share during 2006 and 2005, by reducing the number of common stock shares outstanding.

Regulatory capital guidelines require the Bank to maintain certain capital ratios. The Bank's Tier 1 Capital was $50,864,000 or 9.07% of total assets at June 30, 2006 compared to $47,131,000 or 8.20% of total assets at June 30, 2005. We are also required to maintain capital ratios based on the level of assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 10 on the Consolidated Financial Statements.

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

During fiscal 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, an amendment of FASB Statements No. 133 and 140, Accounting for Certain Hybrid Financial Instruments, and No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140. Both Statements become effective for the Company in fiscal 2007. Neither Statement is expected to have a significant impact on the Company's reported financial condition or results of operations.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statements of financial condition of Northeast Bancorp and Subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Newman & Noyes
Portland, Maine	Baker Newman & Noyes
August 11, 2006	Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 and 2005

ASSETS
	2006	2005
Cash and due from banks (note 1)	$ 9,573,908	$ 9,254,312
Interest-bearing deposits	1,099,813	1,063,923
Federal Home Loan Bank overnight deposits	1,430,000	3,555,000
Total cash and cash equivalents	12,103,721	13,873,235

Available for sale securities, at market value (notes 2, 8 and 9)	86,137,707	74,345,938
Loans held for sale	681,143	318,850

Loans receivable (notes 3 and 8):
Mortgage loans:
Residential real estate	149,099,809	148,840,093
Construction	7,480,823	17,446,722
Commercial real estate	115,327,157	125,898,821
Total mortgage loans	271,907,789	292,185,636

Commercial loans	50,261,725	68,715,530
Consumer and other loans	113,192,397	102,864,902
	435,361,911	463,766,068
Undisbursed portion of construction loans	(2,375,257)	(5,245,369)
Net deferred loan origination costs	2,675,875	2,531,689
	435,662,529	461,052,388

Less allowance for loan losses (note 3)	5,496,000	5,104,000

Net loans	430,166,529	455,948,388

Premises and equipment - net (note 4)	7,315,881	4,507,114
Acquired assets - net (note 5)	10,384	88,646
Accrued interest receivable - loans	2,011,391	2,039,682
Accrued interest receivable - investments	667,167	515,207
Federal Home Loan Bank stock, at cost (note 8)	5,498,300	6,644,500
Federal Reserve Bank stock, at cost	459,500	405,500
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,366,564 in 2006 and $2,125,536 in 2005 (note 6)	1,919,665	2,160,693
Bank owned life insurance (BOLI)	8,895,326	8,563,475
Other assets (note 13)	6,643,191	6,081,207

Total assets	$ 562,917,802 ========	$ 575,900,332 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
	2006	2005
Liabilities:
Deposits (note 7):
Demand	$ 38,137,357	$ 39,854,720
NOW	54,432,157	64,386,939
Money market	9,430,378	17,142,325
Regular savings	24,247,324	29,807,392
Brokered time deposits	51,859,091	70,424,426
Certificates of deposit under $100,000	152,681,352	124,301,081
Certificates of deposit $100,000 or more	64,505,718	50,301,839
Total deposits	395,293,377	396,218,722

FHLB advances (note 8)	75,888,598	86,197,602
Securities sold under repurchase agreements (note 9)	29,637,426	33,379,412
Junior subordinated debentures issued to affiliated trusts (note 19)	16,496,000	16,496,000
Capital lease obligation (note 8)	2,781,046	-
Other liabilities	3,725,230	3,739,023
Total liabilities	523,821,677	536,030,759

Commitments and contingent liabilities (notes 13, 14, 15 and 19)

Stockholders' equity (notes 10, 11, 13 and 14):
Common stock, at stated value, 15,000,000 shares authorized; 2,447,132 and 2,519,832 shares outstanding at June 30, 2006 and 2005, respectively	2,447,132	2,519,832
Additional paid-in capital	4,675,258	6,530,836
Retained earnings	34,596,204	31,489,092
Accumulated other comprehensive loss (note 2)	(2,622,469)	(670,187)

Total stockholders' equity	39,096,125	39,869,573

Total liabilities and stockholders' equity	$ 562,917,802 ========	$ 575,900,332 ========

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Interest and dividend income:
Interest on loans	$ 31,095,935	$ 29,104,032	$ 25,301,320
Interest on Federal Home Loan Bank overnight deposits	93,017	52,912	16,696
Interest and dividends on available for sale securities	3,342,668	2,715,236	2,163,955
Dividends on Federal Home Loan Bank stock	335,900	264,777	173,957
Other interest and dividend income	41,620	22,025	3,658

Total interest and dividend income	34,909,140	32,158,982	27,659,586

Interest expense:
Deposits (note 7)	11,152,306	8,624,798	6,566,265
Repurchase agreements	927,688	403,539	279,744
FHLB advances	3,486,348	3,850,815	4,290,459
Obligation under capital lease agreement	130,583	-	-
Junior subordinated notes issued to affiliated trusts	1,063,681	1,087,696	942,313

Total interest expense	16,760,606	13,966,848	12,078,781

Net interest income before provision for loan losses	18,148,534	18,192,134	15,580,805

Provision for loan losses (note 3)	1,226,413	1,301,600	961,938

Net interest income after provision for loan losses	16,922,121	16,890,534	14,618,867

Noninterest income:
Fees and service charges on loans	644,698	615,810	613,420
Fees for other services to customers	1,114,081	1,067,116	975,886
Net securities gains (note 2)	17,335	67,940	200,815
Gain (loss) on trading activities	--	(83)	8,940
Gain on sales of loans	308,777	233,027	682,795
Investment and insurance commissions	3,686,122	2,858,897	1,899,119
BOLI income	366,939	330,700	379,635
Other income (note 7)	1,003,997	492,724	575,043

Total noninterest income	7,141,949	5,666,131	5,335,653

Noninterest expense:
Salaries and employee benefits (note 14)	$ 10,637,758	$ 9,554,317	$ 8,284,428
Occupancy expense	1,672,505	1,418,696	1,225,780
Equipment expense	1,440,238	1,110,108	950,467
Intangible assets amortization	241,028	249,701	254,953
Other (notes 2 and 12)	4,216,975	4,351,352	4,083,444

Total noninterest expense	18,208,504	16,684,174	14,799,072

Income before income taxes	5,855,566	5,872,491	5,155,448

Income tax expense (note 13)	1,851,367	1,853,857	1,643,269

Net income	$ 4,004,199 =======	$ 4,018,634 =======	$ 3,512,179 =======

Earnings per common share (notes 11 and 14):
Basic	$ 1.61	$ 1.60	$ 1.38
Diluted	$ 1.59	$ 1.57	$ 1.35

See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital
Balance at June 30, 2003	$ 2,786,095	$ 10,381,692

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Reclassification of treasury stock (note 1)	(260,679)	(2,255,661)
Purchase of 88,286 shares of Company stock	-	(1,535,235)
Stock options exercised	-	353,098
Dividends on common stock at $0.35 per share	-	-

Balance at June 30, 2004	2,525,416	6,943,894

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Purchase of 43,609 shares of Company stock	(43,609)	(799,893)
Stock options exercised	37,875	385,410
Stock grant	150	1,425
Dividends on common stock at $0.36 per share	-	-

Balance at June 30, 2005	2,519,832	6,530,836

Net income	-	-
Other comprehensive income net of tax: Net unrealized losses on investments available for sale, net of reclassification adjustment (note 17)	-	-
Total comprehensive income	-	-

Purchase of 90,200 shares of Company stock	(90,200)	(2,052,050)
Stock options exercised	17,500	196,472
Dividends on common stock at $0.36 per share	-	-

Balance at June 30, 2006	$ 2,447,132 =======	$ 4,675,258 =======

See accompanying notes.
Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$ 25,756,832	$ 91,169	$ (2,516,340)	$ 36,499,448

3,512,179	-	-	3,512,179
-	(1,488,137)	-	(1,488,137)
			2,024,042

-	-	2,516,341	-
-	-	-	(1,535,235)
-	-	-	353,098
(888,333)	-	-	(888,333)

28,380,678	(1,396,968)	-	36,453,020

4,018,634	-	-	4,018,634
-	726,781	-	(726,781)
			4,745,415

-	-	-	(843,502)
-	-	-	423,285
-	-	-	1,575
(910,220)	-	-	(910,220)

31,489,092	(670,187)	-	39,869,573

4,004,199	-	-	4,004,199
-	(1,952,282)	-	(1,952,282)
-	-	-	2,051,917

-	-	-	(2,142,250)
-	-	-	213,972
(897,087)	-	-	(897,087)

$ 34,596,204 =======	$ (2,622,469) =======	$ - =======	$ 39,096,125 =======

NORTHEAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$ 4,004,199	$ 4,018,634	$ 3,512,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,226,413	1,301,600	961,938
Provision for losses on acquired assets	2,500	20,000	32,000
Provision made for deferred compensation	399,845	98,000	-
Write-down of available for sale securities	38,394	27,849	171,312
Write-down of non-marketable securities	42,257	96,931	341,544
Deferred income tax benefit	(323,220)	(197,522)	(294,737)
BOLI income	(366,939)	(330,700)	(379,635)
Depreciation of premises and equipment	1,048,529	711,339	625,602
Amortization of intangible assets	241,028	249,701	254,953
Net gain on sale of available for sale securities	(17,335)	(67,940)	(200,815)
Net gain on sales of loans	(308,777)	(233,027)	(682,795)
Net loss (gain) on disposals and sale of fixed assets	128,363	(59,719)	-
Gain on sale of deposits (note7)	(500,845)	-	(264,395)
Originations of loans held for sale	(26,390,343)	(11,730,861)	(27,134,263)
Proceeds from sale of loans held for sale	26,211,650	11,777,575	30,114,874
Other	21,962	(293,675)	442,996
Change in other assets and liabilities:
Interest receivable	(123,669)	(361,720)	(260,581)
Other assets and liabilities	106,976	631,272	(35,425)

Net cash provided by operating activities	5,440,988	5,657,737	7,204,752

Cash flows from investing activities:
Federal reserve stock purchased	(54,000)	(405,500)	-
Proceeds from redemption of Federal Home Loan Bank stock	1,146,200	-	-
Proceeds from the sale of available for sale securities	1,354,098	1,126,131	14,204,637
Purchases of available for sale securities	(25,311,089)	(22,862,781)	(47,429,152)
Proceeds from maturities and principal payments on available for sale securities	9,078,452	15,859,638	8,160,266
Net decrease (increase) in loans	24,855,095	(29,089,041)	(53,960,186)
Purchases of premises and equipment	(1,111,469)	(1,241,683)	(1,105,164)
Proceeds from sale of premises and equipment	-	481,794	15,153
Proceeds from sale of acquired assets	244,722	497,507	434,339
Other	-	(75,492)	-
Purchase of retirement annuity	-	(900,000)	-
Purchase of BOLI	-	(529,184)	-
Cash paid in connection with acquisition of Solon-Anson Insurance Agency (note 6)	-	(993,469)	-

Net cash provided (used) by investing activities	10,202,009	(38,132,080)	(79,680,107)

Cash flows from financing activities:
Net increase in deposits	$ 7,267,169	$ 18,398,993	$ 64,580,608
Cash paid on sale of deposits (note 7)	(7,691,669)	-	(5,239,432)
Advances from the Federal Home Loan Bank	105,000,000	33,000,000	17,500,000
Repayment of advances from the Federal Home Loan Bank	(115,309,004)	(24,403,032)	(23,449,936)
Net (repayments) advances on Federal Home Loan Bank overnight advances	-	(5,377,000)	2,332,000
Net (decrease) increase in repurchase agreements	(3,741,986)	8,494,543	8,782,451
Dividends paid	(897,087)	(910,220)	(888,333)
Company stock purchased	(2,142,250)	(698,812)	(1,535,235)
Issuance of common stock	213,972	280,170	353,098
Debt issuance costs paid	-	-	(120,000)
Proceeds from issuance of junior subordinated debentures	-	10,310,000	6,000,000
Repayment of junior subordinated debentures	-	(7,394,849)	-
Repayment on capital lease obligation	(111,656)	-	-

Net cash (used) provided by financing activities	(17,412,511)	31,699,793	68,315,221

Net decrease in cash and cash equivalents	(1,769,514)	(774,550)	(4,160,134)

Cash and cash equivalents, beginning of year	13,873,235	14,647,785	18,807,919

Cash and cash equivalents, end of year	$ 12,103,721 =======	$ 13,873,235 =======	$ 14,647,785 =======

Supplemental schedule of cash flow information:
Interest paid	$ 16,872,352	$ 13,214,688	$ 11,830,290
Income taxes paid	2,220,561	2,017,222	1,799,868

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$ 173,800	$ 570,339	$ 408,166
Deconsolidation of NBN Capital Trusts, increase in other assets and junior subordinated debentures issued to affiliated trusts	-	-	407,851
Stock tendered in cashless stock option exercise	-	144,690	-
Change in valuation allowance for unrealized losses (gains) on available for sale securities, net of tax	1,952,282	(726,781)	1,488,137
Net change in deferred taxes for unrealized losses (gains) on available for sale securities	1,005,701	(374,404)	766,616
Transfer from loan loss allowance to other liabilities for off balance sheet credit risk	204,086	-	-
Capital lease asset and related obligation	2,892,702	-	-

See note 6 for non-cash activities related to acquisition during fiscal 2005.
See accompanying notes.

NORTHEAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006, 2005 and 2004

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R") which, in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. FIN 46R establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. In fiscal 2004, pursuant to the criteria established by FIN 46R, the Company deconsolidated three trusts which the Company had formed for the purposes of issuing trust preferred securities to unaffiliated parties and investing the proceeds from the sale thereof and the common securities of the trusts in junior subordinated debentures issued by the Company. The affiliated trusts are NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III. The result of the deconsolidation and the accounting for these entities was to recognize investments in these entities of approximately $408,000 in the aggregate in other assets and to report the amount of junior subordinated debentures issued by the Company to such entities, rather than the related trust preferred securities, in the consolidated statement of financial condition which resulted in a $408,000 increase in this liability. The adoption of FIN 46R did not have any additional impact on the Company's financial condition, results of operations, earnings per share or cash flows.

NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III are considered affiliates. Prior to the adoption of FIN 46R in 2004, these trusts were included in consolidation and were considered subsidiaries. (See note 19).

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, Federal Home Loan Bank overnight deposits, federal funds sold and interest bearing deposits. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank. At June 30, 2006, the reserve balance was approximately $2,300,000.

Available for Sale Securities

Marketable equity securities and debt securities, which may be sold prior to maturity, are classified as available for sale and are carried at market value. Market value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. When a decline in market value of a security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost. Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.

Non-marketable Investment Securities

The Company has a limited number of investments in enterprises that are not actively traded on a public exchange. These investments are carried at cost less other-than-temporary declines in fair value below cost. These investments are included in other assets in the consolidated statements of financial condition. The amount of such investments was approximately $528,000 at June 30, 2006 and $667,000 at June 30, 2005. These investments represent an ownership interest of less than 5% of the enterprise and the Company does not exercise significant influence over these entities. When a decline in fair value below cost of a non-marketable security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's basis. Fair values of non-marketable securities are based on discounted cash flows calculations prepared by management. The cash flows are estimates based on a combination of the anticipated return of capital projected from investment managers and the operating results of the underlying investments reported on a quarterly or more frequent basis to management. The fair values are calculated annually, or sooner if the operating results or other financial information indicates impairment has occurred. Based on management's assessment, there has been a decline in value below cost on certain non-marketable investments. Accordingly, the Company recorded write-downs of non-marketable securities of $42,257, $96,931and $341,544 in 2006, 2005 and 2004, respectively.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost. Each is a restricted investment.

Loans Held for Sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers. The carrying value of loans held for sale approximates the fair value at June 30, 2006 and 2005. Realized gains and losses on sale of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2006 and 2005 was approximately $303,000 and $368,000, respectively, and is included in other assets in the consolidated statements of financial condition. The fair value of mortgage servicing rights exceeds their carrying value. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

Loans

Loans are carried at the principal amounts outstanding plus net premiums paid and net deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. Loan premiums paid to acquire loans are recognized as a reduction of interest income over the estimated life of the loans. Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectibility of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets. Premises and equipment under capital leases are amortized over the estimated useful lives of the assets or the respective lease terms, whichever is shorter. Maintenance and repairs are charged to expense as incurred and the cost of major renewals and betterments are capitalized. Premises and equipment are evaluated periodically for impairment. An assessment of recoverability is performed prior to any write-down of the asset. If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

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

Goodwill and Intangible Assets

Goodwill arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life. The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Intangible assets include a noncompete agreement and customer lists which are being amortized on a straight-line basis over the estimated lives of the asset ranging from five to twelve years. The weighted average amortization period for intangibles subject to amortization is 10.76 years. Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2007 - $246,000; 2008 - $217,000; 2009 - $199,000; 2010 - $173,000; and 2011 - $173,000.

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $492,000, $336,000 and $358,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 14. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during fiscal 2006 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the 2006 financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Years Ended June 30,
	2006	2005	2004

Net income, as reported	$ 4,004,199	$ 4,018,634	$ 3,512,179
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	1,513	-

Pro forma net income	$ 4,004,199 =======	$ 4,017,121 =======	$ 3,512,179 =======

Earnings per share:
Basic - as reported	$ 1.61 =======	$ 1.60 =======	$ 1.38 =======
Basic - pro forma	$ 1.61 =======	$ 1.59 =======	$ 1.38 =======
Diluted - as reported	$ 1.59 =======	$ 1.57 =======	$ 1.35 =======
Diluted - pro forma	$ 1.59 =======	$ 1.57 =======	$ 1.35 =======

The following table presents the weighted average fair value and related assumptions using the Black-Scholes option-pricing model for all stock options granted during the periods indicated. There were no stock options granted in fiscal 2006 and fiscal 2004.

	2006	2005	2004

Weighted average fair value	$ -	$ 1,513	$ -
Dividend yield	-	2.8%	-
Expected volatility	-	24.3%	-
Risk-free interest rates	-	4.5%	-
Expected lives	-	8 years	-

Bank-Owned Life Insurance

Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain employees. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash surrender value is included in assets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.

Comprehensive Income

Accumulated other comprehensive income or loss consists solely of unrealized gains or losses on investment securities available for sale, net of related income taxes.

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

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes. The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and certain residential mortgage loan commitments for resale into the secondary market. The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2006, 2005 and 2004, which are not used as a hedge but are classified as trading, is immaterial to the Company's financial position, liquidity, and results of operations.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company. As of June 30, 2006, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $83,758,000.

Treasury Stock

On July 1, 2003, the Maine Business Corporation Act became effective. This Act eliminated the concept of treasury stock, instead providing that shares of its stock acquired by the Company simply constitute authorized but unissued shares. Accordingly, all stock held by the Company as treasury stock has been reclassified as authorized but unissued stock in accordance with the Act.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

During 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, an amendment of FASB Statements No. 133 and 140, Accounting for Certain Hybrid Financial Instruments, and No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. Both Statements become effective for the Company in fiscal 2007. Neither Statement is expected to have a significant impact on the Company's reported financial condition or results of operations.

2.   Available for Sale Securities

A summary of the cost and approximate market values of available for sale securities at June 30, 2006 and 2005 follows:

	2006		2005
	Cost	Market Value	Cost	Market Value
Debt securities issued by U.S. Government-sponsored enterprises	$ 25,766,682	$ 24,694,409	$ 26,271,307	$ 25,762,186
Mortgage-backed securities	50,618,118	48,126,031	46,647,228	46,153,494
Municipal bonds	11,075,274	10,770,167	-	-
Corporate bonds	500,000	477,520	500,000	493,085
Equity securities	2,151,072	2,069,580	1,942,837	1,937,173

	$ 90,111,146 =======	$ 86,137,707 =======	$ 75,361,372 =======	$ 74,345,938 =======

The gross unrealized gains and unrealized losses on available for sale securities are as follows:

	2006		2005
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$ -	$ 1,072,273	$ 7,891	$ 517,012
Mortgage-backed securities	2,289	2,494,376	48,517	542,251
Municipal bonds	-	305,107	-	-
Corporate bonds	-	22,480	-	6,915
Equity securities	22,809	104,301	34,668	40,332

	$ 25,098 =======	$ 3,998,537 =======	$ 91,076 =======	$ 1,106,510 =======

At June 30, 2006, mortgage-backed and U.S. Government-sponsored enterprise securities with a market value of approximately $70,496,000 were pledged as collateral to secure outstanding repurchase agreements, FHLB advances and other purposes.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less than 12 Months		More than 12 Months		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government- sponsored enterprises	$ 386,175	$ 14,198	$24,308,234	$1,058,075	$24,694,409	$1,072,273
Mortgage-backed securities	17,932,793	569,232	29,999,499	1,925,144	47,932,292	2,494,376
Municipal bond	10,055,167	305,107	-	-	10,055,167	305,107
Corporate bond	-	-	477,520	22,480	477,520	22,480
Equity securities	1,550,030	92,476	79,725	11,825	1,629,755	104,301

	$ 29,924,165 =======	$ 981,013 =======	$ 54,864,978 =======	$ 3,017,524 =======	$ 84,789,143 =======	$ 3,998,537 =======

Unrealized losses within U.S. Government-sponsored enterprises of $1,072,273 consist of thirteen individual debt securities issued by the FHLB, FHLMC and FNMA of which twelve securities have had continuous losses for more than one year. Unrealized losses within the mortgage-backed securities category of $2,494,376 consist of twenty-six individual debt securities, of which sixteen securities have had continuous losses for more than one year. Unrealized losses within the municipal bond category of $305,107 consist of thirty-two individual debt securities, all of which have had continuous losses of less than a year. The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and normal market fluctuations. Unrealized losses within the equity security category of $104,301 consist of fifty-eight individual equity securities, of which seven have had continuous losses for more than one year.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less than 12 Months		More than 12 Months		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government- sponsored enterprises	$ 9,597,766	$ 70,143	$15,756,908	$ 446,869	$25,354,674	$ 517,012
Corporate bond	493,085	6,915	-	-	493,085	6,915
Mortgage-backed securities	26,299,153	134,058	12,974,563	408,193	39,273,716	542,251
Equity securities	594,302	40,332	-	-	594,302	40,332

	$ 36,984,306 =======	$ 251,448 ======	$ 28,731,471 =======	$ 855,062 ======	$ 65,715,777 =======	$ 1,106,510 =======

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

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available for sale securities are other-than-temporarily impaired at June 30, 2006 or 2005, except as discussed below.

Based on management's assessment of available for sale securities, there has been more than a temporary decline in market value of certain equity securities. During the years ended June 30, 2006, 2005 and 2004, write-downs of available for sale securities were $38,394, $27,849 and $171,312, respectively, and are included in other expense in the consolidated statements of income.

Included in accumulated other comprehensive loss as an adjustment to stockholders' equity are the following:

	2006	2005

Net unrealized losses	$ (3,973,439)	$ (1,015,434)
Deferred tax effect	1,350,970	345,247

Accumulated other comprehensive (loss) income	$ (2,622,469) =======	$ (670,187) =======

The cost and market values of available for sale securities at June 30, 2006, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Market Value

Due one year or less	$ 4,000,000	$ 3,944,960
Due after one year through five years	17,884,659	17,106,005
Due after five years through ten years	2,990,309	2,868,150
Due after ten years	12,466,988	12,022,981

	37,341,956	35,942,096
Mortgage-backed securities (consisting of securities with interest rates ranging from 4.0% to 6.375% maturing November 2007 to September 2032)	50,618,118	48,126,031
Equity securities	2,151,072	2,069,580

	$ 90,111,146 =======	$ 86,137,707 =======

Realized gains and losses on sales of available for sale securities for the year ended June 30, 2006, were $21,073 and $3,738, respectively, for the year ended June 30, 2005, were $72,238 and $4,298, respectively, and for the year ended June 30, 2004, were $215,572 and $14,757, respectively.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine. However, the Company occasionally purchases residential mortgage loans in the open market out of this geographical area when management believes such purchases are prudent. The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. The majority of loans granted by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy. Also, the Company participates in indirect lending arrangements for automobile, equipment, mobile home and recreational vehicle loans. The Company's indirect lending activities are conducted throughout the State of Maine, but are concentrated in south-central and western Maine.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others. Such loans amounted to $2,792,962 and $3,309,289 at June 30, 2006 and 2005, respectively. In 2006, new loans and advances totaled $573,262 and payments and reductions amounted to $1,089,589. In 2005, new loans and advances granted to related parties totaled $2,056,722, and payments and reductions amounted to $1,166,063.

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $98,000 and $132,000 at June 30, 2006 and 2005, respectively.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2006	2005	2004

Balance at beginning of year	$ 5,104,000	$ 4,577,000	$ 4,016,000
Provision charged to operating expenses	1,226,413	1,301,600	961,938
Transferred to off balance sheet credit risk reserve include in other liabilities	(204,086)	-	-

Loans charged off	(793,653)	(935,285)	(736,706)
Recoveries on loans previously charged off	163,326	160,685	335,768

Net loans charged off	(630,327)	(774,600)	(400,938)

Balance at end of year	$ 5,496,000 =======	$ 5,104,000 =======	$ 4,577,000 =======

As shown above, during fiscal 2006 the Company transferred $204,086, representing the portion of the allowance related to unfunded loans and commitments at the transfer date, to other liabilities.

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

The allowance for loan losses includes allowances related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) or insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

The following table summarizes information about impaired loans at or for the years ended:

	2006	2005	2004

Impaired loans	$ 7,128,111	$ 2,190,143	$ 2,050,454
Impaired loans with related allowances	5,950,923	810,543	928,211
Allowances on impaired loans	1,290,960	118,778	170,000

Average balance of impaired loans during the year	4,584,621	1,760,925	899,853
Interest recognized on impaired loans	71,400	85,900	-

Impaired loans at June 30, 2006 include loans totaling $2,544,000 which were current as to both principal and interest payments at that date, but which were considered impaired based on current estimates of collateral valuation.

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2006 and 2005, totaled approximately $5,195,000 and $1,698,000, respectively. Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2006, 2005 and 2004, totaled approximately $158,000, $35,000 and $65,000 respectively. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $54,829,000, $61,320,000 and $69,462,000 at June 30, 2006, 2005 and 2004, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2006 and 2005, are summarized as follows:

	2006	2005

Land	$ 875,096	$ 875,096
Buildings	1,790,720	1,913,105
Assets recorded under capital lease (note8)	2,892,702	-
Leasehold and building improvements	1,908,861	1,674,504
Furniture, fixtures and equipment	5,245,108	5,244,651

	12,712,487	9,707,356
Less accumulated depreciation	5,396,606	5,200,242

Net premises and equipment	$ 7,315,881 =======	$ 4,507,114 =======

Depreciation of premises and equipment and amortization of capital lease, included in occupancy and equipment expense, was $1,048,529, $711,339 and $625,602 for the years ended June 30, 2006, 2005 and 2004, respectively. The net carrying value of assets recorded under capital lease totaled $2,715,926 at June 30, 2006.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2006	2005

Real estate properties acquired in settlement of loans and other acquired assets	$ 12,000	$ 109,312
Less allowance for losses	1,616	20,666

	$ 10,384	$ 88,646

Activity in the allowance for losses on acquired assets was as follows:

	2006	2005	2004

Balance at beginning of year	$ 20,666	$ 13,007	$ 10,659
Provision for losses on acquired assets	2,500	20,000	32,000
Write-downs	(21,550)	(12,341)	(29,652)

Balance at end of year	$ 1,616 =====	$ 20,666 =====	$ 13,007 =====

6.   Acquisition of Insurance Agency

On September 29, 2004, the Bank's wholly owned subsidiary, Northeast Financial Services, Inc ("NFS"), acquired 100% of the outstanding stock of Solon-Anson Insurance Agency, Inc. ("Solon-Anson"), headquartered in Rangeley, Maine. See the details of the purchase price below. In connection with the acquisition, NFS entered into certain compensation arrangements with the sellers. NFS purchased an annuity for $900,000 to provide deferred compensation payments to the former owners. The annuity remains an asset of the Company and is included in other assets in the consolidated statement of financial position. These payments are contingent on meeting the conditions of their respective employment contracts, and are subject to a vesting schedule over the term of each employment contract. Compensation expense is being recorded over the vesting period, and the related liability totaled approximately $498,000 at June 30, 2006. The acquisition of Solon-Anson Insurance Agency used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which will be amortized over twelve years. No goodwill was recognized. The results of operations of Solon-Anson have been included in the consolidated financial statements of the Company since the acquisition date. There is no pro-forma disclosure included because Solon-Anson was not considered a significant acquisition. The following is a summary of the assets and liabilities acquired and allocation of the purchase price.

Purchase price:
Cash paid	$ 993,469
Debt assumed	683,104
Other liabilities	457,620

Total	$ 2,134,193 ======

Allocation:
Customer list intangible asset	$ 2,081,500
Office equipment	50,831
Other assets	1,862

Total	$ 2,134,193 ======

This transaction added six insurance offices located in Anson, Auburn, Augusta, Mexico, Rangeley, and South Paris, Maine and 15,000 customers. This acquisition is part of the Company's plans to enhance sources of fee income.

Solon-Anson merged with NFS, with NFS being the surviving company, effective April 1, 2005. This had no impact on the financial position or results of operations of the Company. On May 2, 2005, NFS changed its name to Northeast Bank Insurance Group, Inc.

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted Average Rate at June 30, 2006	2006		2005
		Amount	Percent	Amount	Percent

Demand	0.00%	$ 38,137,357	9.6%	$ 39,854,720	10.1%
NOW	2.06	54,432,157	13.8	64,386,939	16.3
Money market	2.22	9,430,378	2.4	17,142,325	4.3
Regular savings	0.76	24,247,324	6.1	29,807,392	7.5
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.75	150,855	0.0	150,097	0.0
1.00 - 3.75%	3.26	56,262,927	14.2	200,317,648	50.6
3.76 - 5.75%	4.55	212,373,529	53.8	43,973,486	11.1
5.76 - 7.75%	6.07	258,850	0.1	586,115	0.1

	3.65% ====	$ 395,293,377 ========	100.0% =====	$ 396,218,722 ========	100.0% =====

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2007	2008	2009	2010	2011	Thereafter
Less than 1.00%	$ 150,855	$ -	$ -	$ -	$ -	$ -
1.00-3.75%	44,557,246	8,021,553	3,684,128	-	-	-
3.76-5.75%	147,506,705	41,751,390	7,040,406	12,589,783	3,274,656	210,589
5.76-7.75%	228,708	-	-	-	30,142	-

	$ 192,443,514 ========	$ 49,772,943 ========	$ 10,724,534 ========	$ 12,589,783 ========	$ 3,304,798 ========	$ 210,589 ========

Interest expense on deposits for the years ended June 30, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004

NOW	$ 1,065,675	$ 808,762	$ 650,203
Money market	246,283	212,744	179,462
Regular savings	227,830	230,201	244,789
Certificates of deposit and brokered time deposits	9,612,518	7,373,091	5,491,811

	$ 11,152,306 =======	$ 8,624,798 =======	$ 6,566,265 =======

In the fourth quarter of fiscal year 2006, the Company sold the deposits of its Lisbon Falls, Maine branch and the branch was closed. The deposits sold totaled approximately $8,908,000. The Company recognized a gain on sale of deposits of $500,845 from this transaction, which is included in other income in the 2006 consolidated statement of income.

In fiscal year 2004, the Company sold the deposits of its Richmond, Maine branch and the branch was closed. The deposits sold totaled approximately $5,518,000. The Company recognized a gain on sale of deposits of $264,395 from this transaction, which is included in other income in the 2004 consolidated statement of income.

8.   Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

June 30, 2006
Principal Amounts	Interest Rates		Maturity Dates

$ 34,831,900	2.22%	- 5.31%	2007
31,056,698	2.68	- 5.68	2008
5,000,000	4.88	- 4.88	2009
5,000,000	4.81	- 4.99	2011

$ 75,888,598 ========

June 30, 2005
Principal Amounts	Interest Rates		Maturity Dates

$ 49,309,004	2.08%	- 6.79%	2006
13,831,915	2.22	- 3.57	2007
16,056,683	2.68	- 5.68	2008
7,000,000	4.50	- 4.99	2011

$ 86,197,602 ========

At June 30, 2006, FHLB advances of $18,000,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2006, the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available. Also at June 30, 2006, the Company had approximately $37,565,000 of additional capacity to borrow from the FHLB for long-term advances.

Capital Lease Obligations

During fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine. The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.

The future minimum lease payments over the remaining terms of the lease and the outstanding capital lease obligation at June 30, 2006 are as follows:

2007	$ 264,262
2008	264,262
2009	264,262
2010	264,262
2011	264,262
2012 and after	2,609,109

Total minimum lease payments	3,930,419
Less imputed interest	1,149,373

Capital lease obligation	$ 2,781,046 =======

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $30,288,974 through the Fed Discount Window Borrower-in-Custody program. The Bank pledged $37,861,218 of its indirect auto loan portfolio as collateral for this line of credit. If used, interest is based upon the current federal funds rate plus 1.00%. There were no outstanding balances under this line of credit at June 30, 2006.

9.   Securities Sold Under Repurchase Agreements

During 2006 and 2005, the Company sold securities under agreements to repurchase. The weighted average interest rate on repurchase agreements was 3.79% and 1.48% at June 30, 2006 and 2005, respectively. These borrowings, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a market value of $33,112,000 and amortized cost of $34,893,000 at June 30, 2006 and a market value of $34,816,000 and amortized cost of $35,400,000 at June 30, 2005. The average balance of repurchase agreements was $31,427,133 and $30,572,422 during the years ended June 30, 2006 and 2005, respectively. The maximum amount outstanding at any month-end during 2006 and 2005 was $37,237,000 and $36,506,000, respectively. Securities sold under these agreements were under the control of the Company throughout 2006 and 2005.

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

As of June 30, 2006 and 2005, the most recent notification from the Company's and the Bank's regulators categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2006 and 2005, the Company and the Bank ratios exceeded the regulatory requirements. Management believes that the Company and the Bank meet all capital adequacy requirements to which they were subject as of June 30, 2006 and 2005.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2006:
Northeast Bancorp:
Total capital to risk weighted assets	$60,940	14.52%	> $33,582	> 8.0%	> $41,981	> 10.0%
Tier 1 capital to risk weighted assets	52,252	12.45	> $16,793	> 4.0	> $25,189	> 6.0
Tier 1 capital to total average assets	52,252	9.32	> $22,437	> 4.0	> $28,047	> 5.0

As of June 30, 2005:
Northeast Bancorp:
Total capital to risk weighted assets	$59,395	13.54%	> $35,082	> 8.0%	> $43,852	> 10.0%
Tier 1 capital to risk weighted assets	51,085	11.65	> $17,541	> 4.0	> $26,311	> 6.0
Tier 1 capital to total average assets	51,085	8.85	> $23,081	> 4.0	> $28,852	> 5.0

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2006:
Northeast Bank:
Total capital to risk weighted assets	$56,088	13.44%	> $33,395	> 8.0%	> $41,743	> 10.0%
Tier 1 capital to risk weighted assets	50,864	12.18	> $16,697	> 4.0	> $25,046	> 6.0
Tier 1 capital to total average assets	50,864	9.07	> $22,426	> 4.0	> $28,032	> 5.0

As of June 30, 2005:
Northeast Bank:
Total capital to risk weighted assets	$52,235	11.97%	> $34,901	> 8.0%	> $43,627	> 10.0%
Tier 1 capital to risk weighted assets	47,131	10.80	> $17,451	> 4.0	> $26,176	> 6.0
Tier 1 capital to total average assets	47,131	8.20	> $22,979	> 4.0	> $28,724	> 5.0

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules (approximately $8,092,000 was available at June 30, 2006).

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 16, 2005 and will terminate on December 31, 2006. The repurchase program may be discontinued by Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors. From time to time, the Company believes that the current market price for its common stock makes the stock attractive as a use of the Company's funds and at such times purchases its common stock in the market. Total stock repurchases under the 2004 plan were 145,500 shares for $3,204,092 through June 30, 2006. Total stock repurchases in fiscal 2006 were 90,200 shares for $2,142,250 at an average price of $23.75 per share. The remaining repurchase capacity of the 2004 Plan is 54,500 shares. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on earnings per share during 2006 and 2005, by reducing the number of common stock shares outstanding.

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

	2006	2005	2004

Average shares outstanding, used in computing Basic EPS	2,493,560	2,518,764	2,543,812

Dilutive effect of stock options	32,535	44,781	61,098

Average equivalent shares outstanding, used in computing Diluted EPS	2,526,095 ======	2,563,545 ======	2,604,910 ======

12.Other Expenses

Other expenses include the following for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004

Professional fees	$ 620,914	$ 658,334	$ 435,197
Advertising expense	491,920	336,201	358,352
Write-down of non-marketable securities	42,257	96,931	341,544
Computer services and processing costs	580,995	472,154	330,535
Real estate owned expenses	4,666	8,117	6,079
Write-down of available for sale securities	38,394	27,849	171,312
Other	2,437,829	2,751,766	2,440,425

	$ 4,216,975 =======	$ 4,351,352 =======	$ 4,083,444 =======

13.  Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Federal:
Current	$ 2,089,538	$ 1,965,463	$ 1,859,264
Deferred	(323,220)	(197,522)	(294,737)

	1,766,318	1,767,941	1,564,527

State - current	85,049	85,916	78,742

	$ 1,851,367 =======	$ 1,853,857 =======	$ 1,643,269 =======

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$ 1,990,892	34.0%	$ 1,996,646	34.0%	$ 1,752,852	34.0%
State tax, net of federal tax benefit	56,132	1.0	56,705	1.0	51,970	1.0
Dividend received deduction	(30,634)	(0.5)	(34,310)	(0.6)	(32,916)	(0.6)
Non-taxable BOLI income	(112,829)	(1.9)	(93,278)	(1.6)	(129,076)	(2.5)
Other	(52,194)	(0.9)	(71,906)	(1.3)	439	0.0

	$ 1,851,367 =======	31.7% ====	$ 1,853,857 =======	31.5% ====	$ 1,643,269 =======	31.9% ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005, are presented below:

	2005	2005
Deferred tax assets:
Loans, principally due to allowance for loan losses	$ 1,882,000	$ 1,735,000
Interest on nonperforming loans	54,000	29,000
Deferred gain on loan sales	4,000	12,000
Difference in tax and financial statement bases of investments	1,444,000	441,000
Difference in tax and financial statement amortization of goodwill and other intangible assets	313,000	297,000
Other	321,000	208,000

Total deferred tax assets	4,018,000	2,722,000

Deferred tax liabilities:
Mortgage servicing rights	(110,000)	(136,000)
Premises and equipment	(229,000)	(273,000)
Prepaid expenses	(143,000)	(109,000)
Other	(3,000)	-

Total deferred tax liabilities	(485,000)	(518,000)

Net deferred tax assets, included in other assets	$ 3,533,000 =======	$ 2,204,000 =======

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation allowance has been recorded.

In prior years, the Bank utilized the percentage of income bad debt deduction to calculate its bad debt expense for tax purposes as was then permitted by the Internal Revenue Code. Subsequent tax legislation required the Company to recapture a portion of its tax bad debt reserves. Except as stated below, the unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. However, the balance of the tax bad debt reserves is subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders. For federal income tax purposes, the Company has designated approximately $1,967,000 of net worth as a reserve for tax basis bad debts on loans. No deferred taxes have been provided for base year reserve recapture as management plans to avoid the events that would cause such recapture.

14.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who are regularly scheduled to work 1,000 hours or more in a Plan year, have attained age 18, and after completing 90 days of employment. Employees may contribute between 1% and 15% of their base compensation to which the Company will match 50% up to the first 6% contributed. For the years ended June 30, 2006, 2005 and 2004, the Company contributed $181,729, $186,649 and $165,337, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion. There were no discretionary contributions in 2006, 2005 or 2004.

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

In accordance with the Stock Option Plans, a total of 383,000 shares of unissued common stock were reserved for granting. At June 30, 2006, a total of 178,500 shares remained available to be granted.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	71,500	$ 12.31	108,875	$ 11.79	146,000	$ 11.26
Granted	-	-	1,000	12.75	-	-
Exercised	(17,500)	12.23	(37,875)	11.18	(36,625)	9.58
Expired	(1,500)	14.90	(500)	18.50	(500)	18.50

Outstanding and exercisable at end of year	52,500 ====	$ 12.13 ====	71,500 ====	$ 12.31 ====	108,875 =====	$ 11.79 ====

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$8.00 to $9.00	25,000	3.7	$ 8.47	$313,000
$13.10	15,500	5.1	13.10	122,000
$18.50	12,000	1.6	18.50	30,000

$8.00 to $18.50	52,500 =====		$12.13 =====	$465,000 ======

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

Financial instruments with contract amounts which represent credit risk:

	2006	2005

Commitments to originate loans:
Residential real estate mortgages	$ 5,810,000	$ 7,510,000
Residential real estate mortgages held for sale	1,393,000	2,197,000
Commercial real estate mortgages, including multi-family residential real estate	10,985,000	5,684,000
Commercial business loans	1,377,000	2,667,000

	$ 19,565,000 =======	$ 18,058,000 =======

Unused lines of credit	$ 41,130,000	$ 41,618,000
Standby letters of credit	1,538,000	3,332,000
Unadvanced portions of construction loans	2,375,000	5,245,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. As discussed in note 3, the Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $204,086 at June 30, 2006.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under leases approximated $662,000, $708,000 and $505,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2006 are as follows:

2007	$ 504,573
2008	240,768
2009	173,507
2010	172,156
2011	172,322
2012 and after	2,218,863

$ 3,482,189 =======

Legal Proceedings

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16.  Condensed Parent Information

Condensed financial statements for Northeast Bancorp at June 30, 2006 and 2005, and for each of the years in the three year period ended June 30, 2006, are presented below.

Balance Sheets	June 30,
Assets	2006	2005

Cash (primarily deposited with banking subsidiary)	$ 615,784	$ 3,279,426
Available for sale securities	833,971	667,214
Investment in banking subsidiary	50,194,825	48,676,098
Investment in common securities of affiliated trusts	496,000	496,000
Goodwill, net	407,897	407,897
Other assets	3,127,862	2,913,218

Total assets	$ 55,676,339 ========	$ 56,439,853 ========

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$ 16,496,000	$ 16,496,000
Other liabilities	84,214	74,280

	16,580,214	16,570,280

Stockholders' equity	39,096,125	36,869,573

Total liabilities and stockholders' equity	$ 55,676,339 ========	$ 56,439,853 ========

Statements of Income
	Years Ended June 30,
	2006	2005	2004
Income:
Dividends from banking subsidiary	$ 1,250,000	$ 300,000	$ 2,350,000
Other income	147,233	175,715	26,534

Total income	1,397,233	475,715	2,376,534

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	1,063,681	1,087,696	942,313
General and administrative expenses	151,421	610,330	91,930

Total expenses	1,215,102	1,698,026	1,034,243

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	182,131	(1,222,311)	1,342,291

Income tax expense (benefit)	367,542	602,665	(267,830)

Income (loss) before equity in undistributed net income of subsidiaries	549,673	(619,646)	1,610,121

Equity in undistributed net income of subsidiaries	3,454,526	4,638,280	1,902,058

Net income	$ 4,004,199 =======	$ 4,018,634 =======	$ 3,512,179 =======

	Years Ended June 30,
Statements of Cash Flows	2006	2005	2004
Cash flows from operating activities:
Net income	$ 4,004,199	$ 4,018,634	$ 3,512,179
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	24,000	47,170	60,174
Undistributed earnings of subsidiaries	(3,454,526)	(4,638,280)	(1,902,058)
Write down on available for sale securities	33,404	27,849	-
Net gain on available for sale securities	(17,693)	(64,174)	-
Other	-	7,783	-
Increase in other assets	(230,154)	(883,669)	(268,736)
Increase (decrease) in other liabilities	9,934	73,386	(432)

Net cash provided (used) by operating activities	369,164	(1,411,301)	1,401,127

Cash flows from investing activities:
Purchase of common securities of affiliated trusts	-	(310,000)	(186,000)
Increase in investment of bank subsidiary	-	(1,800,000)	-
Proceeds from the sale of securities of affiliated trusts	-	221,851	-
Available for sale securities transferred from the bank	-	(669,045)	-
Purchase of available for sale securities	(1,063,076)	(733,351)	-
Sales of available for sale securities	855,635	748,615	-

Net cash used by investing activities	(207,441)	(2,541,930)	(186,000)

Cash flows from financing activities:
Issuance of common stock	213,972	280,170	353,098
Repayment of junior subordinate debentures	-	(7,394,849)	-
Company stock purchased	(2,142,250)	(698,812)	(1,535,235)
Dividends paid to stockholders	(897,087)	(910,220)	(888,333)
Payments for debt issuance costs	-	-	(120,000)
Proceeds from issuance of junior subordinated debentures to affiliated trusts	-	10,310,000	6,186,000

Net cash (used) provided by financing activities	(2,825,365)	1,586,289	3,995,530

Net (decrease) increase in cash	(2,663,642)	(2,366,942)	5,210,657

Cash, beginning of year	3,279,426	5,646,368	435,711

Cash, end of year	$ 615,784 =======	$ 3,279,426 =======	$ 5,646,368 =======

Supplemental schedule of cash flow information:
Interest paid	$ 1,039,681	$ 1,087,696	$ 942,313

17.  Other Comprehensive Income

The components of other comprehensive income (loss) for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Unrealized (losses) gains arising during the period, net of tax effect of $997,265 in 2006, $(339,093) in 2005 and $756,585 in 2004	$(1,935,868)	$ 658,431	$(1,468,665)

Reclassification adjustment for losses (gains) on investments, net of write-downs, included in net income, net of tax effect of $8,456 in 2006, $35,311 in 2005, and $10,031 in 2004	16,414	(68,350)	19,472

Other comprehensive (loss) income	$(1,952,282) =======	$ 726,781 ======	$(1,488,137) =======

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at June 30, 2006 and 2005. Amounts include junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date

NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	8.30%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035

Total	$ 16,000,000 =======	$ 496,000 =======	$ 16,496,000 =======	6.45% ====

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.30% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts.

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

Bank Owned Life Insurance (BOLI) - The fair value of this financial instrument approximates its book value due to the nature of the asset. The book value approximates the cash surrender value.

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

Junior Subordinated Debentures - The fair value of the Company's Junior Subordinated Debentures is estimated based on current interest rates.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 12,104	$ 12,104	$ 13,873	$ 13,873
Available for sale securities	86,138	86,138	74,346	74,346
Regulatory stock	5,958	5,958	7,050	7,050
Loans held for sale	681	703	319	319
Loans	430,167	437,196	455,948	464,567
Interest receivable	2,679	2,679	2,555	2,555
BOLI	8,895	8,895	8,563	8,563

Financial liabilities:
Deposits (with no stated maturity)	126,247	126,247	151,191	151,191
Time deposits	269,046	266,685	245,028	244,458
Borrowed funds	75,889	75,457	86,198	86,957
Repurchase agreements	29,637	29,587	33,379	33,379
Junior Subordinated Debentures	16,496	15,034	16,496	16,496
Capital lease obligation	2,781	2,656	-	-

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Net Worth (in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2006, 2005 and 2004

	June 30, 2006			June 30, 2005			June 30, 2004

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest earning-assets:
Investment securities (1)	$ 80,050	$ 3,343	4.18%	$ 69,451	$ 2,715	3.91%	$ 58,130	$ 2,165	3.72%
Loans (2)(3)(4)	448,611	31,096	6.93%	453,379	29,104	6.42%	397,045	25,301	6.37%
Regulatory stock	6,919	336	4.86%	6,982	265	3.80%	6,645	174	2.62%
Short-term investments (5)	3,588	134	3.73%	3,998	75	1.88%	3,133	20	0.64%
Total interest-earning assets/interest
income/average rates earned	539,168	34,909	6.47%	533,810	32,159	6.02%	464,953	27,660	5.95%

Noninterest earning assets:
Cash & due from banks	8,845			11,948			11,651
Bank premises and equipment, net	7,050			4,230			4,251
Other assets (6)	19,816			18,512			16,020
Allowance for loan losses	(5,451)			(4,862)			(4,322)
Total noninterest earning assets	30,260			29,828			27,600

Total assets	$569,428			$563,638			$492,553
	=====			=====			=====

Liabilities & net worth:

Interest-bearing liabilities:
Now	$ 59,969	$ 1,158	1.93%	$ 65,761	$ 809	1.23%	$ 63,414	$ 650	1.03%
Money market	13,093	246	1.88%	17,096	213	1.25%	15,900	179	1.13%
Savings	27,453	228	0.83%	29,056	230	0.79%	28,361	245	0.86%
Time	255,599	9,520	3.72%	243,612	7,373	3.03%	192,814	5,492	2.85%
Total interest-bearing deposits	356,114	11,152	3.13%	355,525	8,625	2.43%	300,489	6,566	2.19%
Repurchase agreements	31,427	928	2.95%	30,572	403	1.32%	25,052	280	1.12%
Borrowed funds	82,143	3,617	4.40%	82,542	3,851	4.67%	82,794	4,291	5.18%
Junior subordinated debentures	16,496	1,064	6.45%	15,248	1,088	7.14%	10,640	942	8.85%
Total interest-bearing liabilities/
interest expense/average rates paid	486,180	16,761	3.45%	483,887	13,967	2.89%	418,975	12,079	2.88%

Total noninterest bearing liabilities:
Demand deposits and escrow accounts	39,162			37,841			33,791
Other liabilities	3,827			3,237			2,810

Total liabilities	529,169			524,965			455,576

Stockholders' equity	40,259			38,673			36,977
Total liabilities and stockholders' equity	$569,428			$563,638			$492,553
	=====			=====			=====

Net interest income		$18,148			$18,192			$15,581
		=====			=====			=====

Interest rate spread			3.02%			3.13%			3.07%
Net yield on interest earning assets (7)			3.37%			3.41%			3.35%

(1)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders equity.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $946 in 2006, $902 in 2005, and $869 in 2004.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Other assets includes BOLI of $8,717 which contributed $367 to fee revenue.
(7)	The net yield on average earning assets is net interest income divided by average interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2006	2005	2004
Available for sale (1)

Debt securities issued by U.S. Government-sponsored enterprises	$ 24,694	$ 25,762	$ 24,746

Mortgage-backed securities	48,126	46,154	40,587

Municipal bonds	10,770	-	-

Other bonds	478	493	-

Equity securities	2,070	1,937	2,138

Total available for sale (2):	$ 86,138	$ 74,346	$ 67,471
	======	======	======
(1)	Carried at estimated market value. Northeast Bancorp does not have any securities classified as held to maturity.
(2)	Cost of such securities ($ in thousands) was $90,111 as of June 30, 2006, $75,361 as of June 30, 2005 and $69,588
as of June 30, 2004.

Table 3
Northeast Bancorp Consolidated
Investment Maturity
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Year Ended June 30, 2006
U. S. Government sponsored enterprises	$ -	0.00%	$ 20,573	3.35%	$ 2,868	4.85%	$ 1,253	5.23%	$ 24,694	3.62%
Mortgage-backed securities	-	0.00%	766	4.38%	23,872	4.19%	23,488	5.08%	48,126	4.63%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	-	0.00%	10,770	5.97%	10,770	5.97%
Other bonds	-	0.00%	478	4.05%	-	0.00%	-	0.00%	478	4.05%
Equity securities	2,070	6.56%	-	0.00%	-	0.00%	-	0.00%	2,070	6.56%
	$ 2,070	6.56%	$ 21,817	3.41%	$ 26,740	4.26%	$ 35,511	5.36%	$ 86,138	4.55%
	=====	====	=====	====	=====	====	=====	====	=====	====

Year Ended June 30, 2005
U. S. Government sponsored enterprises	$ -	0.00%	$ 21,433	3.40%	$ 2,979	4.85%	$ 1,350	5.23%	$ 25,762	3.66%
Mortgage-backed securities	-	0.00%	1,127	4.38%	31,280	4.20%	13,747	4.70%	46,154	4.36%
Other bonds	-	0.00%	493	4.05%	-	0.00%	-	0.00%	493	4.05%
Equity securities	1,937	7.28%	-	0.00%	-	0.00%	-	0.00%	1,937	7.28%
	$ 1,937	7.28%	$ 23,053	3.46%	$ 34,259	4.26%	$ 15,097	4.75%	$ 74,346	4.19%
	=====	====	=====	====	=====	====	=====	====	=====	====
No tax-exempt securities were carried in our investment portfolio prior to June 30, 2005.

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

As of	June 30, 2006		June 30, 2005		June 30, 2004
		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Loan portfolio:

Residential real estate	$ 149,100	34.44%	$ 148,840	32.46%	$ 138,031	32.10%
Commercial real estate	115,327	26.63%	125,899	27.46%	127,866	29.74%
Construction	5,106	1.18%	12,201	2.66%	8,367	1.95%
Commercial	50,262	11.61%	68,716	14.99%	64,304	14.95%
Consumer and other	113,192	26.14%	102,865	22.43%	91,434	21.26%

Total loans	432,987	100.00%	458,521	100.00%	430,002	100.00%

Net deferred loan costs	2,676		2,531		2,592
Less:
Allowance for loan losses	5,496		5,104		4,577

Net loans	$ 430,167		$ 455,948		$ 428,017
	======		======		======

As of	June 30, 2003		June 30, 2002
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Loan portfolio:

Residential real estate	$ 125,437	33.33%	$ 159,567	42.92%
Commercial real estate	97,854	26.00%	80,423	21.63%
Construction	7,201	1.92%	8,958	2.41%
Commercial	67,585	17.96%	48,535	13.06%
Consumer and other	78,235	20.79%	74,268	19.98%

Total loans	376,312	100.00%	371,751	100.00%

Net deferred loan costs	2,675		2,883
Less:
Allowance for loan losses	4,016		3,496

Net loans	$ 374,971		$ 371,138
	======		======

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2006

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$ 38,790	$ 27,294	$ 22,319	$ 60,697	$ 149,100
Commercial	57,669	53,644	2,345	1,669	115,327
Construction	5,031	75	-	-	5,106

Non-mortgage loans:
Commercial	24,879	24,493	890	-	50,262
Consumer and other	1,356	39,546	23,171	49,119	113,192
	________	________	________	________	________
Total loans	$ 127,725	$ 145,052	$ 48,725	$ 111,485	$ 432,987
	======	======	======	======	======

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	$220,983
Floating or adjustable rate
due after one year	84,279
	________
Total due after 1 year:	$305,262
	======

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

For Years Ended June 30,	2006	2005	2004	2003	2002

Average net loans outstanding during the period (1)	$ 448,070	$ 452,951	$ 395,774	$ 380,948	$ 370,195
	======	======	======	======	======
Net loans at end of period (1)	$ 435,663	$ 461,052	$ 432,594	$ 378,987	$ 374,634
	======	======	======	======	======
Allowance at beginning of period	$ 5,104	$ 4,577	$ 4,016	$ 3,496	$ 3,778

Loans charged-off during the period:
Residential real estate	15	67	142	120	69
Commercial real estate	35	7	124	22	413
Commercial	326	389	49	130	200
Consumer and other	417	472	422	699	650

Total loans charged-off	793	935	737	971	1,332

Recoveries on loans previously charged-off:
Residential real estate	1	-	60	41	8
Commercial real estate	25	10	34	55	39
Commercial	6	41	120	166	60
Consumer and other	131	109	122	138	101

Total recoveries	163	160	336	400	208

Net loans charged off during the period	630	775	401	571	1,124
Provision for loan losses	1,226	1,302	962	1,091	842
Reclassified to off-balance sheet credit risk reserve	(204)	-	-	-	-

Allowance at end of period	$ 5,496	$ 5,104	$ 4,577	$ 4,016	$ 3,496
	======	======	======	======	======
Ratio of net charge-offs to average loans outstanding	0.14%	0.17%	0.10%	0.15%	0.30%

Allowance as a percentage of total loans	1.26%	1.11%	1.06%	1.06%	0.93%

Allowance as a percentage of
non-performing and non-accrual loans (2)	105.79%	300.59%	272.93%	219.57%	298.55%

(1) Excludes loans held for sale.

(2)	The increase in non-performing loans in fiscal 2006 caused the allowance as a percentage of non-performing and non-
accrual loans to decrease compared to prior years.

Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans out outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

	June 30, 2006		June 30, 2005		June 30, 2004

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 672	34.44%	$ 730	32.46%	$ 636	32.10%
Commercial real estate	2,156	26.63%	1,670	27.46%	989	29.74%
Construction	56	1.18%	69	2.66%	48	1.95%
Commercial	1,037	11.61%	753	14.99%	1,374	14.95%
Consumer	1,470	26.14%	1,737	22.43%	1,530	21.26%
Unallocated	105	0.00%	145	0.00%	-	0.00%

Total	$ 5,496	100.00%	$ 5,104	100.00%	$ 4,577	100.00%
	=====	======	=====	======	=====	======

	June 30, 2003		June 30, 2002

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$ 516	33.33%	$ 387	42.92%
Commercial real estate	855	26.00%	1,122	21.63%
Construction	7	1.92%	55	2.41%
Commercial	1,640	17.96%	1,021	13.06%
Consumer	998	20.79%	911	19.98%
Unallocated	-	0.00%	-	0.00%

Total	$ 4,016	100.00%	$ 3,496	100.00%
	=====	======	=====	======

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

The allowance is an amount that management believes will be adequate to absorb probable loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Management also obtains appraisals when considered necessary.

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	For Years Ended June 30,
	2006	2005	2004	2003	2002
Non-accrual loans:
Residential real estate	$ 521	$ 515	$ 214	$ 568	$ 486
Commercial real estate	1,260	33	47	524	254
Commercial loans	1,423	3	85	28	183
Consumer and other	109	60	101	76	161
Total non-accrual loans	3,313	611	447	1,196	1,084

Current non-accrual loans (1)	1,882	1,087	1,230	633	87
Total non-performing loans (2)	5,195	1,698	1,677	1,829	1,171
Acquired assets	10	89	39	97	587
Total non-performing assets	$ 5,205	$ 1,787	$ 1,716	$ 1,926	$ 1,758
	=====	=====	=====	=====	=====
Non-performing loans to total loans	1.19%	0.37%	0.39%	0.49%	0.31%
Non-performing assets to total assets	0.92%	0.31%	0.32%	0.41%	0.40%

As of June 30, 2006, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the consolidated financial statements as well as in the Management's Discussion and Analysis.

(1)	As of June 30, 2006, comprised of commercial real estate loans of $1,720 thousand, commercial loans of $130 thousand and consumer loans of $32 thousand.

(2)	Total non-performing loans increased in fiscal 2006 as compared to prior years primarily from commercial real estate and commercial loans. Loans past due 90 days or more and discretionary actions by management to place loans on non-accrual account for the increase in both portfolios.
Estimated credit losses were included in the determination of the adequacy of the allowance for loan losses.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2006			June 30, 2005			June 30, 2004
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Noninterest bearing demand deposits	$ 39,162	0.00%	9.91%	$ 37,841	0.00%	9.62%	$ 33,791	0.00%	10.11%
Regular savings	27,453	0.83%	6.95%	29,056	0.79%	7.39%	28,361	0.86%	8.48%
NOW and money market	73,062	1.92%	18.48%	82,857	1.23%	21.06%	79,314	1.05%	23.73%
Time deposits	255,599	3.72%	64.66%	243,612	3.03%	61.93%	192,814	2.85%	57.68%

Total average deposits	$ 395,276	2.82%	100.00%	$ 393,366	2.19%	100.00%	$ 334,280	1.97%	100.00%
	======	====	=====	======	====	=====	======	====	=====
This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Time Deposits $100,000 & Over
For Year Ended June 30, 2006
($ in thousands)

Balance

3 months or less	$ 16,871
Over 3 through 6 months	7,819
Over 6 through 12 months	18,716
Over 12 months	21,100

Total time deposits $100,000 & over	$ 64,506
=======

Table 11
Northeast Bancorp Consolidated
Repurchase Agreements
($ in thousands)

	For Years Ended June 30,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 29,637	3.79%	$ 33,379	1.48%	$ 24,885	1.19%

Average outstanding during year	31,427	2.95%	30,572	1.32%	25,052	1.12%

Maximum outstanding at any month end	37,237		36,506		31,022

These borrowings, which were scheduled to mature within 3 days, were collateralized by securities with the market value of $33,112,000 and amortized cost of $34,893,000 at June 30, 2006, a market value of
$34,816,000 and amortized cost of $35,400,000 at June 30, 2005, and a market value of $26,179,000 and amortized cost of $27,144,000 at June 30, 2004. Securities sold under these agreements were under the control of the Company during 2006, 2005 and 2004.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$ 34,832	4.03%	$ 49,309	4.85%	$ 21,493	3.78%

Average outstanding during year	39,017	4.28%	41,339	5.03%	21,214	4.55%

Maximum outstanding at any month end	49,306		51,566		29,383

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of
June 30, 2006, 2005 and 2004.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Earning Assets & Interest-bearing Liabilities
For Year Ended of June 30, 2006
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest earning assets:
Investment securities	$ 2,070	22,992	61,076	86,138	16.30%
Regulatory stock	5,498		460	5,958	1.13%
Short-term investments (1)	3,211			3,211	0.61%

Mortgage loans:
Residential real estate:
Fixed rate loans	450	2,295	82,728	85,473	16.18%
Variable loans	38,340	24,999	288	63,627	12.04%
Commercial real estate	57,669	53,644	4,014	115,327	21.83%
Construction	5,031	75		5,106	0.97%
Other loans:
Commercial	24,879	24,493	890	50,262	9.51%
Consumer and other	1,356	39,546	72,290	113,192	21.43%
Total loans	127,725	145,052	160,210	432,987	81.96%
Total interest-earning assets	$ 138,504	168,044	221,746	528,294	100.00%
	=======	=======	=======	=======	======
Interest-bearing liabilities:
Customer deposits:
NOW accounts	54,432			54,432	11.36%
Money market accounts	9,430			9,430	1.97%
Regular savings	24,247			24,247	5.06%
Certificates of deposit	193,069	75,766	211	269,046	56.15%
Total customer deposits	281,178	75,766	211	357,155	74.54%
Borrowings:
Repurchase agreements	29,637			29,637	6.18%
Other borrowings	57,332	18,557		75,889	15.84%
Junior subordinated debentures	3,093	13,403	-	16,496	3.44%
Total borrowings	90,062	31,960	-	122,022	25.46%
Total interest-bearing liabilities	371,240	107,726	211	479,177	100.00%

Interest sensitivity gap	$ (232,736)	60,318	221,535	49,117
	=======	=======	=======	=======

Cumulative gap	$ (232,736)	(172,418)	49,117	49,117
	=======	=======	=======	=======

Cumulative gap ratio	37.31%	64.00%	110.25%	110.25%
	=======	=======	=======	=======

Cumulative gap as a percentage of total assets	-41.34%	-30.63%	8.73%	8.73%
	=======	=======	=======	=======
(1) Includes FHLB overnight deposits, interest earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's earning assets and interest-bearing liabilities at June 30, 2006.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liability model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference, the
Company does not consider its cumulative gap position to be as high of a negative amount as presented in the schedule above.

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2005	2005	2006	2006
Interest income
Interest on loans	$ 7,827,133	$ 7,844,011	$ 7,635,409	$ 7,789,382
Interest & dividends on investments
& available for sale securities	852,350	922,229	975,370	1,063,256
Total interest and dividend income	8,679,483	8,766,240	8,610,779	8,852,638

Interest expense
Interest on deposits	2,513,254	2,771,214	2,808,774	3,059,064
Interest on repurchase agreements	160,437	224,204	251,767	291,280
Interest on borrowings	1,008,655	775,365	856,253	976,658
Interest on trust preferred securities	262,056	266,346	264,548	270,731
Total interest expense	3,944,402	4,037,129	4,181,342	4,597,733

Net interest income	4,735,081	4,729,111	4,429,437	4,254,905
Provision for loan losses	300,505	300,104	325,356	300,448

Net interest income after provision
for loan losses	4,434,576	4,429,007	4,104,081	3,954,457

Securities transactions	6,736	3,031	1,683	5,885
Other operating income	1,581,281	1,518,990	1,842,793	2,181,550
Other operating expense	4,459,094	4,386,326	4,692,209	4,670,875

Income before income taxes	1,563,499	1,564,702	1,256,348	1,471,017
Income tax expense	521,402	493,506	382,607	453,852
Net income	$ 1,042,097	$ 1,071,196	$ 873,741	$ 1,017,165
	========	========	========	========
Earnings per share:
Basic	$ 0.41	$ 0.42	$ 0.35	$ 0.43
Diluted	$ 0.41	$ 0.42	$ 0.35	$ 0.41

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2004	2004	2005	2005
Interest income
Interest on loans	$ 6,830,932	$ 7,199,425	$ 7,428,522	$ 7,645,153
Interest & dividends on investments
& available for sale securities	736,969	752,850	707,650	857,481
Total interest and dividend income	7,567,901	7,952,275	8,136,172	8,502,634

Interest expense
Interest on deposits	1,973,528	2,102,444	2,175,502	2,373,324
Interest on repurchase agreements	79,399	101,311	112,369	110,460
Interest on borrowings	957,474	928,893	970,297	994,151
Interest on trust preferred securities	281,151	301,056	249,286	256,203
Total interest expense	3,291,552	3,433,704	3,507,454	3,734,138

Net interest income	4,276,349	4,518,571	4,628,718	4,768,496
Provision for loan losses	300,137	299,984	400,554	300,925

Net interest income after provision
for loan losses	3,976,212	4,218,587	4,228,164	4,467,571

Securities transactions	(947)	34,881	32,071	1,852
Other operating income	1,164,886	1,392,970	1,578,503	1,461,915
Other operating expense	3,753,814	4,534,355	4,203,748	4,192,257

Income before income taxes	1,386,337	1,112,083	1,634,990	1,739,081
Income tax expense	430,221	347,201	520,625	555,810
Net income	$ 956,116	$ 764,882	$ 1,114,365	$ 1,183,271
	========	========	========	========
Earnings per share:
Basic	$ 0.38	$ 0.30	$ 0.44	$ 0.48
Diluted	$ 0.37	$ 0.30	$ 0.44	$ 0.46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

Management was responsible for establishing and maintaining adequate internal controls over financial reporting. We do not expect that our disclosure of controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system's objective will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented (a) it immediately reviews its controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modify and improve its controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause its controls and procedures to be strictly adhered to, (c) it immediately informs all relevant personnel throughout our organization, and (d) it implements in its managers' training program specific emphasis on such controls and procedures throughout the Company to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modification to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of the overall control objectives.

Based on their evaluation of disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our internal controls and procedures over financial reporting as of the end of the period covered by this report were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company is not subject to an attestation report from its registered public accounting firm until the fiscal year ended June 30, 2008. No attestation report on management's assessment of our internal controls over financial reporting is included in this annual report.

Item 9B.	Other Information.
None.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2006 fiscal year (the "2006 Proxy Statement"). Certain information with respect to executive officers is included in Part I, Item 4A of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement. Information regarding the information required by Item 406 of Regulation S-K is incorporated herein by reference from the information contained in the section captioned "Corporate Governance - Code of Ethics" in the 2006 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report on Executive Compensation", "Compensation Committee Interlocks" and "Stock Price Performance Graph" in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
(a)

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2006 Proxy Statement

(b)

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	52,500	$ 12.13	178,500

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)	Includes stock options granted or available under the following stockholder approved plans of 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section "Relationship with Independent Accountants" in the 2006 Proxy Statement .

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Statements of Financial Condition as of June 30, 2006 and 2005
Consolidated Statements of Income for the years ended June 30, 2006, 2005and 2003
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
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
10.1

1987 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2

1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.3

1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992.

10.4	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

With the exception of the information expressly incorporated herein by reference, the Company's 2006 Proxy Statement for the 2006 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 26, 2006	By: /s/ James D. Delamater
James D. Delamater President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 26, 2006
/s/ James P. Day James P. Day	Director	September 26, 2006
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2006
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 26, 2006
/s/ Philip C. Jackson Philip C. Jackson	Director	September 26, 2006
/s/ Judith W. Kelley Judith W. Kelley	Chairman of the Board	September 26, 2006
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 26, 2006
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 26, 2006
/s/ John Schiavi John Schiavi	Director	September 26, 2006
/s/ Stephen W. Wight Stephen W. Wight	Director	September 26, 2006
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 26, 2006
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2006

EXHIBIT INDEX
Exhibit Number	Exhibit
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
10.1

1987 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2

1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) is incorporated by reference to Exhibit 10.6 to Bethel Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.3

1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Exhibit 10.7 to Bethel Bancorp's Annual Report on Form 10-K for the year ended June 30, 1992.

10.4	1999 Stock Option Plan of Northeast Bancorp incorporated by reference to Exhibit 10 to Northeast Bancorp's Quarterly Report on Form 10-Q for quarter ended December 31, 1999.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Baker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).