Form 10-Q
period 2006-09-30
NORTHEAST BANCORP /ME/
filed 2006-11-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended	September 30, 2006

Or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________
Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
Maine ___________________________________	01-042506 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
___________________________________________________________________________
Registrant's telephone number, including area code

Not Applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __

Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2006, the registrant had outstanding 2,452,632 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets September 30, 2006 and June 30, 2006
Consolidated Statements of Income Three Months ended September 30, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity Three Months Ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows Three Months ended September 30, 2006 and 2005
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 1.a.	NA
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

		Page 3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2006	2006
Assets
Cash and due from banks	$ 9,274,747	$ 9,573,908
Interest bearing deposits	1,206,505	1,099,813
Federal Home Loan Bank overnight deposits	2,730,000	1,430,000
Total cash and cash equivalents	13,211,252	12,103,721

Available for sale securities, at market value	88,193,686	86,137,707
Loans held for sale	996,850	681,143

Loans receivable	440,056,137	435,662,529
Less allowance for loan losses	5,606,000	5,496,000
Net loans	434,450,137	430,166,529

Premises and equipment, net	7,480,970	7,315,881
Aquired assets - net	7,384	10,384
Accrued interest receivable - loans	1,928,977	2,011,391
Accrued interest receivable - investments	610,365	667,167
FHLB and FRB stock, at cost	5,957,800	5,957,800
Goodwill	407,897	407,897
Intangible assets, net of accumulated amortization of $2,433,326 at 09/30/06
and $2,366,564 at 6/30/06	1,852,903	1,919,665
Bank owned life insurance (BOLI)	8,983,467	8,895,326
Other assets	5,971,677	6,643,191
Total assets	$ 570,053,365	$ 562,917,802
	=========	=========

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$ 35,482,027	$ 38,137,357
NOW	58,857,279	54,432,157
Money market	9,356,599	9,430,378
Regular savings	23,582,002	24,247,324
Brokered time deposits	45,379,424	51,859,091
Certificates of deposit	217,629,596	217,187,070
Total deposits	390,286,927	395,293,377

FHLB advances	77,682,864	75,888,598
Obigation under capital lease agreement	2,750,042	2,781,046
Other borrowings	55,158	57,129
Securities sold under repurchase agreements	38,938,458	29,637,426
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	3,240,240	3,668,101
Total liabilities	529,449,689	523,821,677

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,452,132 and
2,447,132 shares outstanding at September 30, 2006 and June 30, 2006, respectively	2,452,132	2,447,132
Additional paid in capital	4,773,258	4,675,258
Retained earnings	34,830,629	34,596,204
Accumulated other comprehensive loss	(1,452,343)	(2,622,469)
Total stockholders' equity	40,603,676	39,096,125

Total liabilities and stockholders' equity	$ 570,053,365	$ 562,917,802
	=========	=========

		Page 4

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Interest and dividend income:
Interest on loans	$ 7,875,976	$ 7,827,133
Interest on FHLB overnight deposits	19,494	17,896
Interest on fed funds sold	-	5,646
Interest and dividends on available for sale securities	947,951	745,169
Dividends on FHLB and FRB stock	100,429	77,261
Other interest income	12,010	6,378
Total interest and dividend income	8,955,860	8,679,483

Interest expense:
Deposits	3,350,654	2,513,254
Repurchase agreements	307,829	160,437
FHLB advances	934,636	983,566
Obligation under lease agreements	35,061	24,228
Other borrowings	441	861
Junior subordinated debentures	277,991	262,056
Total interest expense	4,906,612	3,944,402

Net interest income before provision for loan losses	4,049,248	4,735,081

Provision for loan losses	300,786	300,505
Net interest income after provision for loan losses	3,748,462	4,434,576

Noninterest income:
Fees and service charges on loans	71,553	204,821
Fees for other services to customers	266,808	294,959
Net securities gains	4,386	6,736
Gain on sales of loans	95,785	99,980
Investment commissions	371,608	357,346
Insurance commissions	428,465	403,489
BOLI income	97,044	91,851
Other income	192,908	128,835
Total noninterest income	1,528,557	1,588,017

Noninterest expense:
Salaries and employee benefits	2,773,924	2,599,232
Occupancy expense	411,349	392,683
Equipment expense	398,369	391,446
Intangible assets amortization	66,762	40,743
Other	1,019,274	1,034,990
Total noninterest expense	4,669,678	4,459,094

Income before income taxes	607,341	1,563,499
Income tax expense	152,674	521,402

Net income	$ 454,667	$ 1,042,097
	=========	=========

Earnings per common share:
Basic	$ 0.19	$ 0.41
Diluted	$ 0.18	$ 0.41

Net interest margin	3.01%	3.43%
Net interest spread	2.68%	3.15%
Return on average assets (annualized)	0.32%	0.72%
Return on average equity (annualized)	4.52%	10.18%
Efficiency ratio	84%	71%

					Page 5
NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2006 and 2005
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2005	$ 2,519,832	$ 6,530,836	$ 31,489,092	$ (670,187)	$ 39,869,573
Net income for three months ended 9/30/05			1,042,097		1,042,097
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment				(322,540)	(322,540)
Total comprehensive income					719,557

Dividends on common stock at $0.09 per share			(222,510)		(222,510)
Common stock issued in connection with
employee benefit and stock option plan	5,000	43,234			48,234
Balance at September 30, 2005	$ 2,524,832	$ 6,574,070	$ 32,308,679	$ (992,727)	$ 40,414,854
	=======	=======	=======	=======	=======

Balance at June 30, 2006	$ 2,447,132	$ 4,675,258	$ 34,596,204	$ (2,622,469)	$ 39,096,125
Net income for three months ended 9/30/06			454,667		454,667
Other comprehensive income net of tax:
Net unrealized gains on investments
available for sale, net of reclassification
adjustment				1,170,126	1,170,126
Total comprehensive income					1,624,793

Dividends on common stock at $0.09 per share			(220,242)		(220,242)
Common stock issued in connection with
purchase of South Paris branch real estate	5,000	98,000			103,000
Balance at September 30, 2006	$ 2,452,132	$ 4,773,258	$ 34,830,629	$ (1,452,343)	$ 40,603,676
	=======	=======	=======	=======	=======

		Page 6

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash provided by operating activities:	$ 266,586	$ 3,100,113

Cash flows from investing activities:
Available for sale securities purchased	(3,133,932)	(4,768,113)
Available for sale securities matured	2,566,629	2,689,517
Available for sale securities sold	266,573	291,277
Net change in loans	(4,352,246)	873,885
Net capital expenditures	(46,681)	(334,519)
Proceeds from sale of acquired assets	-	156,672
Cash paid in connection with purchase of South Paris branch real estate	(297,000)	-
Net cash used in investing activities	(4,996,657)	(1,091,281)

Cash flows from financing activities:
Net change in deposits	(5,006,450)	3,943,429
Net change in repurchase agreements	9,301,032	1,763,177
Dividends paid	(220,242)	(222,510)
Proceeds from stock issuance	-	48,234
Advances from the Federal Home Loan Bank	19,000,000	30,000,000
Repayment of advances from the Federal Home Loan Bank	(17,205,734)	(37,200,035)
Net advances on Federal Home Loan Bank overnight advances	-	382,000
Repayment on capital lease obligation	(31,004)	(19,815)
Net cash provided (used) by financing activities	5,837,602	(1,305,520)

Net increase in cash and cash equivalents	1,107,531	703,312

Cash and cash equivalents, beginning of period	12,103,721	13,873,235
Cash and cash equivalents, end of period	$ 13,211,252	$ 14,576,547
	==========	=========

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	$ 1,170,126	$ (322,540)
Net transfer from loans to acquired assets	-	120,700
Common stock issued in connection with purchase of South Paris branch real estate	103,000	-
Capital lease asset and related obligation	-	2,892,702
Security settlement due to broker	-	509,761

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	$ 664,500	$ 27,850
Interest paid	4,927,132	3,806,818

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2006, the results of operations for the three month period ended September 30, 2006 and 2005, the changes in stockholders' equity for the three months ended September 30, 2006 and 2005, and the cash flows for the three months ended September 30, 2006 and 2005. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2006 included in the Company's Annual Report on Form 10-K. Certain June 30, 2006 amounts have been reclassified to be consistent with the September 30, 2006 financial statements.

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

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	8.17%	March 30, 2009
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2010
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.43%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.17% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,059,971.

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2006	June 30, 2006
Residential real estate	$ 148,337,629	$ 149,099,809
Commercial real estate	117,245,396	115,327,157
Construction	7,485,645	5,105,566
Commercial	47,633,681	50,261,725
Consumer & Other	116,636,548	113,192,397
Total	437,338,899	432,986,654
Net Deferred Costs	2,717,238	2,675,875
Total Loans	$ 440,056,137 ==========	$ 435,662,529 ==========

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
	Three months Ended September 30,
	2006	2005
Balance at beginning of period	$ 5,496,000	$ 5,104,000
Add provision charged to operations	300,786	300,505
Recoveries on loans previously charged off	40,998	44,297
	5,837,784	5,448,802
Less loans charged off	231,784	112,802
Balance at end of period	$ 5,606,000 =========	$ 5,336,000 =========

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:
	September 30, 2006		June 30, 2006
	Cost	Market Value	Cost	Market Value

Debt securities issued by U. S. Government- sponsored enterprises	$ 25,766,449	$ 25,048,404	$ 25,766,682	$ 24,694,409
Corporate bonds	500,000	485,265	500,000	477,520
Municipal Bonds	11,073,255	11,028,271	11,075,274	10,770,167
Mortgage-backed securities	50,765,303	49,387,428	50,618,118	48,126,031
Equity securities	2,289,200	2,244,318	2,151,072	2,069,580
	$ 90,394,207 ========	$ 88,193,686 ========	$ 90,111,146 ========	$ 86,137,707 ========
	September 30, 2006		June 30, 2006
	Cost	Market Value	Cost	Market Value
Due in one year or less	$ 4,999,818	$ 4,958,200	$ 4,000,000	$ 3,944,960
Due after one year through five years	16,883,897	16,350,864	17,884,659	17,106,005
Due after five years through ten years	2,990,723	2,927,010	2,990,309	2,868,150
Due after ten years	12,465,266	12,325,866	12,466,988	12,022,981
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing November 2007 to April 2036)	50,765,303	49,387,428	50,618,118	48,126,031
Equity securities	2,289,200	2,244,318	2,151,072	2,069,580
	$ 90,394,207 ========	$ 88,193,686 ========	$ 90,111,146 ========	$ 86,137,707 ========

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 31,868,013	2.22% - 5.31%	2007
40,814,851	2.68% - 5.72%	2008
5,000,000	4.81% - 4.99%	2011
$ 77,682,864 ========

June 30, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 34,831,900	2.22% - 5.31%	2007
31,056,698	2.68% - 5.68%	2008
5,000,000	4.88% - 4.88%	2009
5,000,000	4.81% - 4.99%	2011
$ 75,888,598 ========

The Federal Home Loan Bank has the option to call $18,000,000 of the outstanding advances at September 30, 2006. The options are continuously callable quarterly until maturity.

7.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 14 of the June 30, 2006 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during three months ended September 30,2006 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the September 30, 2006 financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
For the Three Months Ended September 30,
	2006	2005
Net Income as reported	$ 454,667	$ 1,042,097
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	-
Pro forma net income	$ 454,667 =======	$ 1,042,097 ========

Earnings per share
Basic - as reported	$ 0.19	$ 0.41
Basic - pro forma	$ 0.19	$ 0.41

Diluted - as reported	$ 0.18	$ 0.41
Diluted - pro forma	$ 0.18	$ 0.41

8. Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We lease the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement with the Company's other long-term debt. The Obligation under Capital Lease was $2,750,042 and $2,781,046 at September 30, 2006 and June 30, 2006, respectively. The capital lease asset is being amortized over the lease term.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2006 and 2005 and the financial condition at September 30, 2006 and June 30, 2006. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See Form 10-K dated as of June 30, 2006 for discussion of the critical accounting policies of the Company.

A Note about Forward Looking Statements

This report contains certain "forward-looking statements" within the meaning of federal securities law Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2006. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes there to, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2006 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Northeast Bank is faced with two challenges: growing earning assets and improving net interest margins.

Earning assets have increased compared to June 30, 2006. This increase was attributable to increases in loans and investment securities. While competition for commercial real estate and small commercial loans is intense, we are originating loans that are properly priced for risk and not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

We expect an overall increase in commercial real estate and commercial loan originations for the fiscal year ending June 30, 2007 compared to fiscal 2006. Margins on loans are better than investment securities given the current flat yield curve. Consequently, we expect purchases of investment securities will be minimal during this fiscal year.

Net interest margins are expected to decline. As of June 30, 2006, the balance sheet shifted to being slightly liability sensitive from being asset sensitive. A liability sensitive balance sheet results from cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets. The competition for deposits and the relative high cost of attracting new deposits is expected to increase the overall cost of funds and expected to cause net interest margins to decline. Our certificates of deposits are expected to reprice to interest rates slightly higher than one year ago. The prime rate changes through June 30, 2006 that had kept our yields on interest-bearing assets increasing faster than the cost of interest-bearing deposits improving our margins did not occur the quarter ended September 30, 2006. The prospect of additional increases in prime rate is low so we expect new loan originations to improve yields. To reduce interest rate risk, we are extending the maturities of FHLB advances and brokered time deposits.

Management believes that the allowance for loan loss as of September 30, 2006 was adequate, under present conditions, for credit risk known in the loan portfolio. Non-accrual loans decreased slightly compared to June 30, 2006.

Opportunities that are expected to improve non-interest income include the continued expansion of the wealth management division of our trust department increasing trust fees, expansion of the investment brokerage division increasing commission revenue, and continued increase in sales of commercial and consumer property and casualty insurance policies increasing commission revenue and the potential expansion of Northeast Bank Insurance Agency, Inc. into southern Maine.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities on a continual basis. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2006, we had 12 banking offices and eight insurance offices all located in western and south-central Maine. At September 30, 2006, we had consolidated assets of $570.0 million and consolidated stockholders' equity of $40.6 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 12 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Falmouth, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division offers investment, insurance and financial planning products and services from the office in Falmouth, Maine.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. In addition to the agency's headquarters in Rangeley, seven insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Jackman, Mexico, and South Paris, Maine. All of our insurance offices offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2006 consolidated financial statements for more information.

On September 1, 2006, the Bank purchased the real estate located at 235 Main Street, South Paris, Maine, our South Paris branch, from John Schiavi for a purchase price of $400,000. Mr. Schiavi is a director of Northeast Bancorp. The price was determined through an independent third party appraisal. He was paid $297,000 in cash and 5,000 shares of Northeast Bancorp common stock (based on the $20.60 price on August 31, 2006). Management of Northeast Bancorp and the Bank believe that the transaction reflects arm's-length, negotiated terms.

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

Results of Operations

Comparison of the Three Months ended September 30, 2006 and 2005

General

The Company reported consolidated net income of $454,667, or $0.18 per diluted share, for the three months ended September 30, 2006 compared with $1,042,097, or $0.41 per diluted share, for the three months ended September 30, 2005, a decrease of $587,430, or 56%. Net interest income decreased $685,833, or 14%, as a result of lower net interest margin and decreased earning assets. Non-interest income decreased $59,460, or 4%, primarily from decreased loan related fees. Non-interest expense increased $210,584, or 5%, primarily due to salaries and employee benefits.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.52% and 0.32%, respectively, for the quarter ended September 30, 2006 as compared to 10.18% and 0.72%, respectively, for the quarter ended September 30, 2005. The decrease in the returns on average equity and average assets was primarily due to lower net income for the current quarter.

Net Interest Income

Net interest income for the three months ended September 30, 2006 decreased to $4,049,248, as compared to $4,735,081 for the same period in 2005. The decrease in net interest income of $685,833 was primarily due to a 42 basis point decrease in net interest margin and a decrease in average earning assets, down $13,690,987, or 3%, for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The decrease in average earning assets was primarily due to a decrease in loans of $24,550,887, or 5%, partially offset by an increase in investment securities from the purchase of U.S. government sponsored enterprises, mortgage-backed, and municipal securities that increased average investments $13,090,877, or 18%. Average loans as a percentage of average earning assets was 82% and 84%, respectively, for quarters ended September 30, 2006 and 2005. Our net interest margin was 3.01% and 3.43% for the quarters ended September 30, 2006 and 2005, respectively. Our net interest spread for the three months ended September 30, 2006 was 2.68%, a decrease of 47 basis points from 3.15% for the same period a year ago. Comparing the three months ended September 30, 2006 and 2005, the yields on earning assets increased 37 basis points compared to an 84 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general rising interest rate environment. We were not able to increase our net interest spread due to no changes in prime rate during the quarter ended September 30, 2006, the volume of repricing of interest-bearing liabilities, and the slightly liability sensitive balance sheet.

The changes in net interest income are presented in the schedule below, which compares the three months ended September 30, 2006 and 2005.

	Difference Due to
	Volume	Rate	Total
Investments	$ 125,909	$ 100,027	$ 225,936
Loans, net	(427,792)	476,635	48,843
FHLB & Other Deposits	(10,335)	11,933	1,598
Total Interest-earnings Assets	(312,218)	588,595	276,377

Deposits	(17,569)	854,969	837,400
Repurchase Agreements	190	147,202	147,392
Borrowings	(64,958)	42,376	(22,582)
Total Interest-bearing Liabilities	(82,337)	1,044,547	962,210
Net Interest Income	$ (229,881) =======	$ (445,952) =======	$ (685,833) =======
Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities, lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has shifted to a liability sensitive position, where the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets, from an asset sensitive position. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of decreasing interest rates.

As of September 30, 2006 and 2005, 46% and 50%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2006 was $300,786, a decrease of $281, or less than 1%, from $300,505 for the three months ended September 30, 2005. The provision was primarily unchanged due to our internal analysis of the allowance for loan loss which was deemed adequate for the risk in the loan portfolio. We considered: the increase in net charge-offs, $190,786 for the three months ended September 30, 2006 compared to $68,505 for the same period in 2005; the increased loan delinquency of 2.59% compared to 2.09% at June 30, 2006 due to the amount of loan balances past due; the decrease in non-performing loans (more than 90 days past due); and an increase in internally classified and criticized loans. See Financial Condition for discussion of the Allowance for Loan Losses for the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.27% at September 30, 2006 compared to 1.26% at June 30, 2006 and 1.16% at September 30, 2005.

Non-interest Income

Total non-interest income was $1,528,557 for the three months ended September 30, 2006, a decrease of $59,460, or 4%, from $1,588,017 for the three months ended September 30, 2005. This decrease was the combined impact of a $133,268 decrease in loan fees from lower late charges, forbearance fees, and loan placement fees, $28,151 decrease in deposit related fees, and a $4,195 decrease in gains on the sales of loans (residential real estate loans) partially offset by a $14,262 increase in investment brokerage commissions, $24,976 increase in insurance commissions from increased commercial property and casualty policies sold, and a $64,073 increase in other fees primarily from trust services.

Non-interest Expense

Total non-interest expense for the three months ended September 30, 2006 was $4,669,678, an increase of $210,584, or 5%, from $4,459,094 for the three months ended September 30, 2005. This increase was primarily due a $174,692, or 7%, increase in salaries and employee benefits from an increase in full-time staff for commercial lending, residential real estate secondary market sales, investment brokerage, and our insurance agency, and the related increases in employee benefit expenses. Offsetting these increases was a decrease in accruals for deferred compensation and an increase in deferred loan origination costs. Net occupancy expense increased $18,666, or 5%, due to the capital lease amortization for the new Lewiston Gateway building, higher utilities expense and landscaping for our Auburn, Gateway, and Brunswick sites. Equipment expense increased $6,923 due to depreciation and licensing expense for Internet banking software. Other expense decreased $15,716, or 2%, from lower professional fees, advertising, and deposit expenses partially offset by an other-than-temporary write-down of $72,100 on a non-marketable security. See Note 8 to our consolidated financial statements for additional information on the capital lease.

For the three months ended September 30, 2006, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2005.

Our efficiency ratio, total non-interest expense as a percentage of the sum of net interest income and non-interest income, was 84% and 71% for the three months ended September 30, 2006 and 2005, respectively. The increase in the efficiency ratio was due, in part, to the decrease in net interest income compared to the quarter ended September 30, 2005, and the increase in operating expenses compared to the same period.

Financial Condition

Our consolidated assets were $570,053,365 and $562,917,802 as of September 30, 2006 and June 30, 2006, respectively, an increase of $7,135,563, or 1%. This was primarily due to an increase of $4,393,608, or 1%, from loans, commercial real estate and consumer loan, and an increase of $2,055,979, or 2%, in investment securities. For the three months ended September 30, 2006, total average assets were $562,437,418, a decrease of $14,333,506, or 2%, from $576,770,924 for the same period in 2005. This average asset decrease was primarily attributable to a decrease in net loans.

Total stockholders' equity was $40,603,676 and $39,096,125 at September 30, 2006 and June 30, 2006, respectively, an increase of $1,507,551, or 4%, due to net income for the three months ended September 30, 2006, stock issued in connection with the acquisition of the South Paris branch real estate, an increase in accumulated other comprehensive income, partially offset by dividends paid. The book value per outstanding share was $16.56 at September 30, 2006 and $15.98 at June 30, 2006.

Investment Activities

The investment portfolio was $88,193,686 as of September 30, 2006, an increase of $2,055,979, or 2%, from $86,137,707 as of June 30, 2006. The investment portfolio as of September 30, 2006 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $86,991,850 for the three months ended September 30, 2006 as compared to $73,900,973 for the three months ended September 30, 2005, an increase of $13,090,877, or 18%. This increase was due primarily to purchasing municipal securities and mortgage-backed securities.

Our entire investment portfolio is classified as available for sale at September 30, 2006 and June 30, 2006, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at September 30, 2006 were $90,394,207 and $88,193,686, respectively. The difference between the carrying value and the cost of the securities of $2,200,521 was primarily attributable to the decline in market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $44,882 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $2,155,639 at September 30, 2006. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased slightly in market value due to the recent decreases in long-term interest rates as compared to June 30, 2006. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans of $440,056,137 as of September 30, 2006 increased $4,393,608, or 1%, from $435,662,529 as of June 30, 2006. Compared to June 30, 2006, commercial real estate, construction, and consumer loans increased, while residential real estate and commercial loans decreased. Commercial real estate loans increased $1,918,239, or 2%, due to an increase in originations. Construction loans increased $2,380,079, or 47%, primarily from one large commercial construction project loan that will be sold into the secondary market upon completion. Consumer loans increased $3,444,151, or 3%, due to increased origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans decreased $762,180, or less than 1%. Commercial loans decreased $2,628,044, or 5% from lower originations. Commercial real estate loans originations increased during the three ended September 30, 2006 due to the creation of new customer relationships with the Bank. Net deferred loan origination costs increased $41,363. The total loan portfolio averaged $436,760,364 for the three months ended September 30, 2006, a decrease of $24,721,147, or 5%, compared to the three months ended September 30, 2005.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of September 30, 2006 had slight mix change with increases in commercial real estate, construction and consumer loans that were partially offset by decreases in commercial loans when compared to June 30, 2006. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 34%, 34% and 32% as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively. The variable rate product as a percentage of total residential real estate loans was 41%, 43% and 42% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market to manage interest rate risk, and hold 15-year fixed rate residential real estate loans in the portfolio. Average residential real estate mortgages of $148,635,272 for the three months ended September 30, 2006 decreased $724,464, or less than 1%, from the three months ended September 30, 2005. This decrease was due to originating more fixed rate loans than are sold. The volume of residential real estate loan originations has decreased slightly, to $5.9 million for the three months ended September 30, 2006, compared to $11.3 million for the same period one year ago. This origination volume is expected to increase as general longer-term interest rates decrease. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. In the past, the Bank has purchased these loan pools as an alternative to mortgage-backed securities. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 26% as of September 30, 2006, 26% as of June 30, 2006 and 27% as of September 30, 2005. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96%, 96% and 97% for the same periods, respectively. The Bank tries to mitigate credit risk by lending in its market area as well as maintaining a well-collateralized position in real estate. Average commercial real estate loans of $114,270,757 for the three months ended September 30, 2006 decreased $9,382,221, or 8%, from the same period in 2005. This decrease in commercial real estate loans reflects our tightening of credit underwriting standards and competition in existing business markets.

Construction loans as a percentage of total loans were 2%, 2%, and 3% as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 48%, 30%, and 71% for the same periods, respectively. Average construction loans were $8,450,014 and $12,684,418 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $4,234,404, or 33%.

Commercial loans as a percentage of total loans were 11%, 12%, and 14% as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively. The variable rate products as a percentage of total commercial loans were 56%, 56%, and 59% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $47,873,698 for the three months ended September 30, 2006 decreased $18,933,671, or 28%, from $66,807,369 for the same period in 2005.

Consumer and other loans as a percentage of total loans were 27%, 26%, and 24% for the periods ended September 30, 2006, June 30, 2006, and September 30, 2005, respectively. At September 30, 2006, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 34%, 39%, and 23% of total consumer loans, respectively, compared to 35%, 36%, and 25% of total consumer loans at June 30, 2006. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $114,832,839 and $106,389,816 for the three months ended September 30, 2006 and 2005, respectively. The $8,443,023, or 8%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30, 2006		June 30, 2006
Indirect Auto	$ 39,928,608	34%	$ 39,075,798	35%
Indirect RV	44,891,321	39%	41,111,060	36%
Indirect Mobile Home	27,118,516	23%	28,212,411	25%
Subtotal Indirect	111,938,445	96%	108,399,269	96%
Other	4,698,103	4%	4,793,128	4%
Total	$ 116,636,548 =========	100% ====	$ 13,192,397 =========	100% ====

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment the loan is likely to present future principal and/or interest repayments problems. In both situations, we stop accruing interest. The Bank had non-performing loans totaling $5,086,000 and $5,195,000 at September 30, 2006 and June 30, 2006, respectively, or 1.16% and 1.19% of total loans, respectively. The Bank's allowance for loan losses was equal to 110% and 106% of the total non-performing loans at September 30, 2006 and June 30, 2006, respectively. The following table represents the Bank's non-performing loans as of September 30, 2006 and June 30, 2006, respectively:
Description	September 30, 2006	June 30,2006
Residential Real Estate	$ 483,000	$ 521,000
Commercial Real Estate	2,830,000	2,980,000
Commercial Loans	1,514,000	1,553,000
Consumer and Other	259,000	141,000
Total non-performing	$ 5,086,000 ========	$ 5,195,000 ========

Non-performing loans decreased in the quarter ended September 30, 2006 for the first quarter end since June 30, 2005. Of total non-performing loans at September 30, 2006, $2,653,000 of these loans were current and paying as agreed compared to $1,882,000 at June 30, 2006. Non-performing loans, compared to June 30, 2006, decreased in all portfolios except consumer and other loans which increased $118,000. The commercial real estate and commercial non-performing loans are subject to a name-by-name review determining the risk of loss based on the liquidation of collateral. This risk of loss is incorporated in determining the adequacy of the allowance for loan losses.

At September 30, 2006, the Bank had $3,121,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $228,000 when compared to the $3,349,000 at June 30, 2006.

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

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

9-30-06	6-30-06	3-31-06	12-31-05
2.54%	2.09%	3.10%	3.11%

The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 1.95% as of September 30, 2006. We restated the delinquency percentages in the above table for the quarters ended prior to March 31, 2006 because we changed the measurement of past due loans to the actual number of days lapsed from the last payment from the number of payments past due. For the period ended December 31, 2005, we previously reported delinquencies and non-performing loans of 2.28%.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,606,000 as of September 30, 2006 as compared to $5,496,000 as of June 30, 2006, representing 1.27% and 1.26% of total loans for each of the periods. Management maintains an allowance at a level that it believes is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended September 30, 2006, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of September 30, 2006 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in November 2005. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts of a third insurance company. Standard and Poor's rated these companies AA or better at September 30, 2006. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 19.4% of Company's capital plus the allowance for loan losses at September 30, 2006, which is below the 25% regulatory limit.

Intangible assets of $1,852,903 as of September 30, 2006 decreased $66,762, from $1,919,665 as of June 30, 2006. This asset consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. See Note 1 of the consolidated financial statements as of June 30, 2006 for additional information on intangible assets.

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

Total deposits of $390,286,927 as of September 30, 2006 decreased $5,006,450, or 1%, from $395,293,377 as of June 30, 2006. Excluding the decrease in brokered deposits, customer deposits increased $1,473,217, or less than 1%. Certificates of deposits increased $442,526, or less than 1%, reflecting the competitive pressure on certificates. Brokered deposits decreased $6,479,667, or 12%, from the repayment of maturing balances reducing our dependence on wholesale funding. NOW accounts increased $4,425,122, or 8%, primarily from one new deposit relationship. All other types of the deposits decreased; demand deposit accounts decreased $2,655,330, money market accounts decreased $73,779, and savings accounts decreased $665,322 during the three months ended September 30, 2006. Management's continuing strategy offers certificate of deposit rates for maturities two years and less near the top of the market to attract new deposit account relationships.

Total average deposits of $388,938,221 for the three months ended September 30, 2006 decreased $8,713,923, or 2%, compared to the average for the three months ended September 30, 2005. This decrease in total average deposits compared to September 30, 2005 was attributable to a decrease in average demand deposits of $6,247,225, or 15%, a decrease in NOW accounts of $5,516,328, or 9%, a decrease in money markets of $5,984,658, or 39%, a decrease in savings of $5,406,051, or 18%, and a $17,970,273 or 27%, decrease in brokered time deposits. These decreases were partially offset by a $32,410,612, or 18%, increase in certificate of deposits. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit. Excluding average brokered deposits, average customer deposits increased $9,256,350, or 3%, for the three months ended September 30, 2006 compared to the same period one year ago. At September 30, 2006, brokered time deposits as a percentage of total assets was 8.0% compared to 9.2% at June 30, 2006 and 10.5% at September 30, 2005. The weighted average maturity for the brokered deposits was approximately 0.6 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to certificates of deposit.

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

Advances from the Federal Home Loan Bank (FHLB) were $77,682,864 as of September 30, 2006, an increase of $1,794,266, or 2%, from $75,888,598 as of June 30, 2006. At September 30, 2006, we had pledged U.S. government agency and mortgage-backed securities of $37,736,419 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of deposit accounts including certificates of deposit and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $79,010,284 for the three months ended September 30, 2006, a decrease of $6,850,953, or 8%, compared to $85,861,237 average for the same period last year.

Securities sold under repurchase agreements were $38,938,458 as of September 30, 2006, an increase of $9,301,032, or 31%, from $29,637,426 as of June 30, 2006. Market interest rates are offered on this product. At September 30, 2006, we had pledged U.S. government agency and mortgage-backed securities of $32,370,112 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $31,108,930 for the three months ended September 30, 2006, a slight increase of $36,782, or less than 1%, compared to the average for the three months ended September 30, 2005.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At September 30, 2006, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2006 in addition to the traditional retail deposit products:
Brokered time deposit	$ 97,134,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	33,785,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	30,569,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$161,488,000

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

The following table summarizes the outstanding junior subordinated notes as of September 30, 2006:
Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	8.17%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.43%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,059,971 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan was approved by the Board of Directors on January 16, 2004. It was extended by the Board of Directors on December 16, 2005 and will terminate on December 31, 2006. The repurchase program may be discontinued by the Northeast Bancorp at any time. Under the 2004 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended September 30, 2006, the Company repurchased no shares of stock. Total stock repurchases under the 2005 Plan were 145,500 shares for $3,204,092 through September 30, 2006. The number of shares that may yet be purchased under the 2004 Stock Repurchase Plan is 54,500 shares. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $40,603,676 as of September 30, 2006, as compared to $39,096,125 at June 30, 2006. The increase of $1,507,551, or 1%, was due to the net income for the three months ended September 30, 2006 of $454,667, stock issued in connection with the acquisition of the South Paris branch real estate of $103,000, and an increase in other comprehensive income of $1,170,126 partially offset by dividends paid of $220,242. Book value per common share was $16.56 as of September 30, 2006, as compared to $15.98 at June 30, 2006. The total average equity to total average assets ratio of the Company was 7.10% as of September 30, 2006 and 7.01% at June 30, 2006.

The Company's net cash provided by operating activities was $266,586 during the three months ended September 30, 2006, which was a $2,833,527 decrease compared to the same period in 2005, and attributable to a decrease in net income for the quarter and a decrease in accrued expenses. Investing activities were a net use of cash primarily due to the net increase in loans during the three months ended September 30, 2006 as compared to the same period in 2005. Financing activities were a net source of cash from an increase in securities sold under repurchase agreements and an increase in FHLB advances compared to the same period in 2005. Overall, the Company's cash and cash equivalents increased by $1,107,531 during the three months ended September 30, 2006.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2006, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2006, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:
Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total capital to risk weighted assets	$61,386	14.49%	$33,897	8.00%	$42,371	10.00%
Tier 1 capital to risk weighted assets	$53,186	12.55%	$16,949	4.00%	$25,423	6.00%
Tier 1 capital to total average assets	$53,186	9.46%	$22,494	4.00%	$28,117	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total capital to risk weighted assets	$56,234	13.34%	$33,722	8.00%	$42,153	10.00%
Tier 1 capital to risk weighted assets	$50,995	12.10%	$16,861	4.00%	$25,292	6.00%
Tier 1 capital to total average assets	$50,995	9.10%	$22,419	4.00%	$28,024	5.00%

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

 A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2006, follows:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$ 77,682,864	$ 31,868,013	$ 40,814,851	$ 5,000,000	$ -
Junior subordinated notes	16,496,000	-	6,186,000	10,310,000	-
Capital lease obligation	2,750,042	129,156	278,557	307,912	2,034,417
Other borrowings	55,158	55,158	-	-	-
Total long-term debt	96,984,064	32,052,327	47,279,408	15,617,912	2,034,417

Operating lease obligations (1)	3,377,208	464,802	356,280	344,645	2,211,481
Total contractual obligations	$ 100,361,272 ========	$ 32,517,129 ========	$ 47,635,688 ========	$ 15,962,557 ========	$ 4,245,898 =======

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$ 22,684,000	$ 22,684,000	$ -	$ -	$ -
Commitments related to loans held for sale(3)	2,641,000	2,641,000	-	-	-
Unused lines of credit (4)(5)	46,323,000	24,110,000	3,390,000	1,033,000	17,790,000
Standby letters of credit (6)	1,474,000	1,474,000	-	-	-
	$ 73,122,000 ========	$ 50,909,000 ========	$ 3,390,000 ========	$ 1,033,000 ========	$ 17,790,000 ========

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2006 was a gain of $13,011.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2006. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2007 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information
Item 1.	Legal Proceedings None.
Item 1. a.	Risk Factors There have been no material changes in the factors set forth in the last 10-K.
Item 2.(c)	Unregistered Sales of Equity Securities and Use of Proceeds None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information None.
Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description
	3.1	Articles of Incorporation.
	3.2	By-laws
	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2006		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation.
3.2	By-laws.
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).