Form 10-Q
period 2006-12-31
NORTHEAST BANCORP /ME/
filed 2007-02-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2006
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Maine _____________________________________________	01-0425066 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 12, 2007, the registrant had outstanding 2,452,632 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets December 31, 2006 and June 30, 2006

Consolidated Statements of Income Three Months ended December 31, 2006 and 2005

Consolidated Statements of Income Six Months ended December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Equity Six Months Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows Six Months ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 1.a.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2006	2006
Assets
Cash and due from banks	$9,460,561	$9,573,908
Interest bearing deposits	1,375,285	1,099,813
Federal Home Loan Bank overnight deposits	1,415,000	1,430,000
Total cash and cash equivalents	12,250,846	12,103,721

Available for sale securities, at market value	82,425,867	86,137,707
Loans held for sale	946,276	681,143

Loans receivable	434,624,100	435,662,529
Less allowance for loan losses	5,758,000	5,496,000
Net loans	428,866,100	430,166,529

Premises and equipment, net	7,125,627	7,315,881
Aquired assets - net	4,384	10,384
Accrued interest receivable - loans	2,014,147	2,011,391
Accrued interest receivable - investments	581,817	667,167
FHLB and FRB stock, at cost	5,436,000	5,957,800
Goodwill	1,906,538	407,897
Intangible assets, net of accumulated amortization of $2,519,665 at 12/31/06
and $2,366,564 at 6/30/06	3,291,564	1,919,665
Bank owned life insurance (BOLI)	9,069,691	8,895,326
Other assets	5,588,870	6,643,191

Total assets	$559,507,727	$562,917,802

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$35,274,873	$38,137,357
NOW	53,918,098	54,432,157
Money market	10,200,061	9,430,378
Regular savings	20,914,148	24,247,324
Brokered time deposits	32,312,435	51,859,091
Certificates of deposit	218,651,333	217,187,070
Total deposits	371,270,948	395,293,377

FHLB advances	80,475,592	75,888,598
Obigation under capital lease agreement	2,718,641	2,781,046
Other borrowings	1,595,169	57,129
Securities sold under repurchase agreements	42,469,409	29,637,426
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	3,326,617	3,668,101
Total liabilities	518,352,376	523,821,677

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,452,632 and
2,447,132 shares outstanding at December 31, 2006 and June 30, 2006, respectively	2,452,632	2,447,132
Additional paid in capital	4,779,308	4,675,258
Retained earnings	35,027,249	34,596,204
Accumulated other comprehensive loss	(1,103,838)	(2,622,469)
Total stockholders' equity	41,155,351	39,096,125

Total liabilities and stockholders' equity	$559,507,727	$562,917,802

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Interest and dividend income:
Interest on loans	$7,883,976	$7,844,011
Interest on FHLB overnight deposits	40,432	37,192
Interest on fed funds sold	-	1,078
Interest and dividends on available for sale securities	945,673	788,051
Dividends on FHLB and FRB stock	86,859	87,840
Other interest income	11,596	8,068
Total interest and dividend income	8,968,536	8,766,240

Interest expense:
Deposits	3,352,163	2,771,214
Repurchase agreements	437,547	224,204
FHLB advances	924,021	738,685
Obligation under lease agreements	34,665	36,225
Other borrowings	8,923	455
Junior subordinated debentures	276,883	266,346
Total interest expense	5,034,202	4,037,129

Net interest income before provision for loan losses	3,934,334	4,729,111

Provision for loan losses	375,546	300,104
Net interest income after provision for loan losses	3,558,788	4,429,007

Noninterest income:
Fees and service charges on loans	95,828	165,264
Fees for other services to customers	261,533	281,074
Net securities gains	17,878	3,031
Gain on sales of loans	144,706	67,328
Investment commissions	637,383	363,909
Insurance commissions	425,103	409,332
BOLI income	96,260	91,336
Other income	276,250	140,747
Total noninterest income	1,954,941	1,522,021

Noninterest expense:
Salaries and employee benefits	2,937,681	2,514,846
Occupancy expense	416,615	390,597
Equipment expense	386,671	378,165
Intangible assets amortization	86,340	66,762
Other	1,136,848	1,035,956
Total noninterest expense	4,964,155	4,386,326

Income before income taxes	549,574	1,564,702
Income tax expense	132,218	493,506

Net income	$417,356	$1,071,196

Earnings per common share:
Basic	$0.17	$0.42
Diluted	$0.17	$0.42

Net interest margin (tax equivalent basis)	2.95%	3.48%
Net interest spread (tax equivalent basis)	2.60%	3.20%
Return on average assets (annualized)	0.29%	0.74%
Return on average equity (annualized)	4.01%	10.48%
Efficiency ratio	84%	70%

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Interest and dividend income:
Interest on loans	$15,759,952	$15,671,144
Interest on FHLB overnight deposits	59,926	55,088
Interest on fed funds sold	-	6,724
Interest and dividends on available for sale securities	1,893,624	1,533,220
Dividends on FHLB and FRB stock	187,289	165,101
Other interest income	23,606	14,446
Total interest and dividend income	17,924,397	17,445,723

Interest expense:
Deposits	6,702,816	5,284,468
Repurchase agreements	745,376	384,640
FHLB advances	1,858,658	1,722,251
Obligation under capital lease agreement	69,726	60,454
Other borrowings	9,363	1,316
Junior subordinated notes	554,875	528,402
Total interest expense	9,940,814	7,981,531

Net interest income before provision for loan losses	7,983,583	9,464,192

Provision for loan losses	676,332	600,609
Net interest income after provision for loan losses	7,307,251	8,863,583

Noninterest income:
Fees and service charges on loans	167,382	370,085
Fees for other services to customers	528,341	576,033
Net securities gains	22,264	9,767
Gain on sales of loans	240,491	167,308
Investment commissions	1,008,992	721,256
Insurance commissions	853,568	812,821
BOLI income	193,304	183,187
Other income	469,155	269,581
Total noninterest income	3,483,497	3,110,038

Noninterest expense:
Salaries and employee benefits	5,711,605	5,114,077
Occupancy expense	827,964	783,281
Equipment expense	785,040	769,611
Intangible assets amortization	153,101	107,504
Other	2,156,122	2,070,947
Total noninterest expense	9,633,832	8,845,420

Income before income taxes	1,156,916	3,128,201
Income tax expense	284,893	1,014,908

Net income	$872,023	$2,113,293

Earnings per common share:
Basic	$0.36	$0.84
Diluted	$0.35	$0.83

Net interest margin (tax equivalent basis)	3.00%	3.46%
Net interest spread (tax equivalent basis)	2.66%	3.18%
Return on average assets (annualized)	0.31%	0.73%
Return on average equity (annualized)	4.26%	10.32%
Efficiency ratio	84%	70%

NORTHEAST BANCORP AND SUBIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2006 and 2005
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2005	$2,519,832	$6,530,836	$31,489,092	$(670,187)	$39,869,573
Net income for six months ended 12/31/05			2,113,293		2,113,293
Other comprehensive income net of tax:
Net unrealized losses on investments
available for sale, net of reclassification
adjustment				(896,316)	(896,316)
Total comprehensive income					1,216,977

Dividends on common stock at $0.18 per share			(449,744)		(449,744)
Common stock issued in connection with
employee benefit and stock option plan	7,500	76,184			83,684

Balance at Decmber 31, 2005	$2,527,332	$6,607,020	$33,152,641	$(1,566,503)	$40,720,490

Balance at June 30, 2006	$2,447,132	$4,675,258	$34,596,204	$(2,622,469)	$39,096,125
Net income for six months ended 12/31/06			872,023		872,023
Other comprehensive income net of tax:
Net unrealized gain on investments
available for sale, net of reclassification
adjustment				1,518,631	1,518,631
Total comprehensive income					2,390,654

Dividends on common stock at $0.18 per share			(440,978)		(440,978)
Common stock issued in connection with
employee benefit and stock option plan	500	6,050			6,550
Common stock issued in connection with
the purchase of branch real estate	5,000	98,000			103,000

Balance at December 31, 2006	$2,452,632	$4,779,308	$35,027,249	$(1,103,838)	$41,155,351

NORTHEAST BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash provided by operating activities:	$1,150,327	$3,177,260

Cash flows from investing activities:
Federal Reserve stock purchased	-	(54,000)
Federal Home Loan Bank stock sold	521,800	-
Available for sale securities purchased	(3,811,552)	(11,018,759)
Available for sale securities matured	8,866,733	4,809,207
Available for sale securities sold	935,361	504,487
Net change in loans	1,027,697	12,915,334
Net capital expenditures	(117,566)	(831,062)
Proceeds from sale of premises and equipment	246,610	-
Proceeds from sale of acquired assets	-	185,097
Cash paid in connection with purchase of branch real estate	(297,000)	-
Cash paid for acquision of business	(1,275,000)	-
Net cash provided by investing activities	6,097,083	6,510,304

Cash flows from financing activities:
Net change in deposits	(24,022,429)	4,605,339
Net change in repurchase agreements	12,831,983	(1,010,021)
Dividends paid	(440,978)	(449,744)
Proceeds from stock issuance	6,550	83,684
Advances from the Federal Home Loan Bank	29,000,000	40,000,000
Repayment of advances from the Federal Home Loan Bank	(24,413,006)	(60,901,615)
Net advances on Federal Home Loan Bank overnight advances	-	5,214,000
Repayment on capital lease obligation	(62,405)	(49,654)
Net cash used by financing activities	(7,100,285)	(12,508,011)

Net increase (decrease) in cash and cash equivalents	147,125	(2,820,447)

Cash and cash equivalents, beginning of period	12,103,721	13,873,235
Cash and cash equivalents, end of period	$12,250,846	$11,052,788

Cash and cash equivalents include cash on hand, amounts due
from banks, and interest bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of tax,
on available for sale securities	$1,518,631	$(896,316)
Net transfer from loans to acquired assets	-	161,800
Common stock issued in connection with purchase of branch real estate	103,000	-
Capital lease asset and related obligation	-	2,892,702
Security settlement due to broker	-	280,249

Supplemental disclosure of cash paid during the period for:
Income taxes paid, net of refunds	$774,500	$1,292,850
Interest paid	9,670,773	7,499,764
Insurance agency acquisitions - see Note 9

NORTHEAST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2006, the results of operations for the three and six month periods ended December 31, 2006 and 2005, the changes in stockholders' equity for the six months ended December 31, 2006 and 2005, and the cash flows for the six months ended December 31, 2006 and 2005. Operating results for the six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2006 included in the Company's Annual Report on Form 10-K. Certain June 30, 2006 amounts have been reclassified to be consistent with the December 31, 2006 financial statements.

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

The following table summarizes the junior subordinated notes issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include the junior subordinated notes acquired by the affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The company has the right to redeem the junior subordinated notes, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	8.16%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	6.42%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.16% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,059,662.

3.  Loans
The following is a summary of the composition of loans at:
December 31, 2006	June 30, 2006
Residential real estate	$146,794,714	$149,099,809
Commercial real estate	116,948,502	115,327,157
Construction	8,587,098	5,105,566
Commercial	44,374,647	50,261,725
Consumer & Other	115,253,995	113,192,397
Total	431,958,956	432,986,654
Net Deferred Costs	2,665,144	2,675,875
Total Loans	$434,624,100	$435,662,529

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
	Six months Ended December 31,
	2006	2005
Balance at beginning of period	$5,496,000	$5,104,000
Add provision charged to operations	676,332	600,609
Recoveries on loans previously charged off	61,156	63,203
	6,233,488	5,767,812
Less loans charged off	475,488	190,812
Balance at end of period	$5,758,000	$5,577,000

5.  Securities

Securities available for sale at cost and approximate market values and maturities are summarized below:

	December 31, 2006		June 30, 2006
	Cost	Market Value	Cost	Market Value

Debt securities issued by U. S. Government- sponsored enterprises	$21,766,212	$21,194,777	$25,766,682	$24,694,409
Corporate bonds	500,000	487,915	500,000	477,520
Municipal Bonds	11,071,236	11,002,248	11,075,274	10,770,167
Mortgage-backed securities	48,465,199	47,507,803	50,618,118	48,126,031
Equity securities	2,295,701	2,233,124	2,151,072	2,069,580
	$84,098,348	$82,425,867	$90,111,146	$86,137,707

	December 31, 2006		June 30, 2006
	Cost	Market Value	Cost	Market Value
Due in one year or less	$999,875	$990,290	$4,000,000	$3,944,960
Due after one year through five years	17,878,052	17,410,550	17,884,659	17,106,005
Due after five years through ten years	1,995,977	1,969,240	2,990,309	2,868,150
Due after ten years	12,463,544	12,314,860	12,466,988	12,022,981
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing November 2007 to April 2036)	48,465,199	47,507,803	50,618,118	48,126,031
Equity securities	2,295,701	2,233,124	2,151,072	2,069,580
	$84,098,348	$82,425,867	$90,111,146	$86,137,707

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 29,873,915	2.22% - 5.31%	2007
35,601,677	2.68% - 5.70%	2008
5,000,000	4.81% - 4.99%	2011
10,000,000	4.26%	2016
$ 80,475,592

June 30, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 34,831,900	2.22% - 5.31%	2007
31,056,698	2.68% - 5.68%	2008
5,000,000	4.88% - 4.88%	2009
5,000,000	4.81% - 4.99%	2011
$ 75,888,598

The Federal Home Loan Bank has the option to call $28,000,000 of the outstanding advances at December 31, 2006. The options are continuously callable quarterly until maturity.

7.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 14 of the June 30, 2006 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during six months ended December 31, 2006 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the December 31, 2006 financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
Net Income as reported	$417,356	$1,071,196	$872,024	$2,113,293
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	-
Pro forma net income	$417,356	$1,071,196	$872,024	$2,113,293

Earnings per share
Basic - as reported	$0.17	$0.42	$0.36	$0.84
Basic - pro forma	$0.17	$0.42	$0.36	$0.84

Diluted - as reported	$0.17	$0.42	$0.35	$0.83
Diluted - pro forma	$0.17	$0.42	$0.35	$0.83

8. Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We lease the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement. The Obligation under Capital Lease was $2,718,641 and $2,781,046 at December 31, 2006 and June 30, 2006, respectively. The capital lease asset is being amortized over the lease term.

9. Insurance Agency Acquisitions

During the quarter ended December 31, 2006, Northeast Bank Insurance Group, Inc., a wholly-owned subsidiary of Northeast Bank, acquired the stock of the Palmer Insurance Agency (“Palmer”) located in Turner, Maine and substantially all of the assets of Sturtevant and Ham, Inc. (“Sturtevant”) located in Livermore, Maine for cash and debt. The Palmer acquisition purchase price was $1,867,000, of which $800,000 was paid in cash and the balance of $1,067,000 is payable to the seller over a term of seven years and bearing an interest rate of 6.50%. The Palmer acquisition closed on November 30, 2006. The Sturtevant acquisition purchase price was $950,000 of which $475,000 was paid in cash and the balance of $475,000 is payable to the seller over a term of three years and bearing an interest rate of 6.50%. The Sturtevant acquisition closed on December 1, 2006. Both acquisitions were accounted for using purchase method and resulted in increases in customer list intangibles and goodwill on the balance sheet. Both agreements also call for a reduction of the purchase price should the stipulated minimum income levels not be attained.  The customer list intangibles will be amortized over twelve years. The non-compete agreements will be amortized over the individual’s expected years of employment plus three years. The results of operations of Palmer and Sturtevant have been included in the consolidated financial statements of the Company since the acquisition date.  There is no pro-forma disclosure included because Palmer and Sturtevant were not considered significant acquisitions.  The details of the purchases appear below.

Purchase Price:	Palmer	Sturtevant
Cash	$800,000	$475,000
Debt	1,067,000	475,000
Acquisition Costs	8,360	3,877
Total	$1,875,360	$953,877

Allocation:
Customer List	$600,000	$550,000
Non-compete Agreement	300,000	75,000
Goodwill	1,174,274	324,367
Other Assets	5,086	4,510
Deferred Tax Liability	(204,000)	-
Total	$1,875,360	$953,877

On January 23, 2007, Northeast Bank purchased the land and building of the Palmer Insurance Agency for $133,000.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2006 and 2005 and the financial condition at December 31, 2006 and June 30, 2006. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, dated as of June 30, 2006, for discussion of the critical accounting policies of the Company.

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
Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2006 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Northeast Bank is faced with three challenges: growing earning assets, improving net interest margins, and improving the efficiency ratio.

Earning assets have decreased compared to June 30, 2006, due to a decrease in residential real estate and commercial loans. While competition for commercial real estate and small commercial loans is intense, we are originating loans that are properly priced for risk and not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

Originations of commercial real estate and commercial loans for the six months ended December 31, 2006 have exceeded originations for the same period one year ago. We expect an overall increase in commercial real estate and commercial loan originations for the fiscal year ending June 30, 2007 as compared to fiscal 2006.

We expect purchases of investment securities will be minimal during this fiscal year because margins on loans are better than investment securities given the current flat yield curve.

Net interest margins are expected to continue to decline. The competition for deposits and the relatively high cost of attracting new deposits is expected to increase the overall cost of funds and expected to cause net interest margins to decline. Our certificates of deposits are expected to reprice to interest rates slightly higher than one year ago. Prior to June 30, 2006, prime rate changes kept our yields on interest-bearing assets increasing faster than the cost of interest-bearing deposits, thereby improving our margins. There were no prime rate changes during the three or six months ended December 31, 2006. We believe that the prospect of additional increases in the immediate future in prime rate is unlikely, thus any yield improvement would result from an increased volume of new loan originations as opposed to rate increases. To reduce interest rate risk, we are extending the maturities of FHLB advances and brokered time deposits. As of September 30, 2006, the balance sheet was slightly liability sensitive. A liability sensitive balance sheet results from cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets and would generally be expected to result in a decrease in net interest income during a period of rising interest rates .

Management believes that the allowance for loan loss as of December 31, 2006 was adequate, under present conditions, for credit risk known in the loan portfolio. Non-accrual loans decreased slightly compared to June 30, 2006.

We expect to improve non-interest income through the continued expansion of the wealth management division of our trust department resulting in increased trust fees, expansion of the investment brokerage division thereby increasing commission revenue, and continued increase in sales of commercial and consumer property and casualty insurance policies which should increase commission revenue and the potential expansion of Northeast Bank Insurance Agency, Inc. into southern Maine. Non-interest expense is expected to increase to support this expansion.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2006, we had 12 banking offices and ten insurance offices all located in western and south-central Maine. At December 31, 2006, we had consolidated assets of $559.6 million and consolidated stockholders' equity of $41.1 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 12 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Falmouth, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division offers investment, insurance and financial planning products and services from its office in Falmouth, Maine.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. There are ten insurance agency offices, an increase of two since September 30, 2006. Palmer Insurance of Turner, Maine and Sturtevant and Ham, Inc. of Livermore, Maine were acquired on November 30, 2006 and December 1, 2006, respectively. Our other insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Jackman, Mexico, Rangeley (its headquarters) and South Paris, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2006 consolidated financial statements for more information.

On September 1, 2006, the Bank purchased the real estate located at 235 Main Street, South Paris, Maine, our South Paris branch, from John Schiavi for a purchase price of $400,000. Mr. Schiavi is a director of Northeast Bancorp. The price was determined through an independent third party appraisal. Mr. Schiavi was paid in the form of $297,000 in cash and 5,000 shares of Northeast Bancorp common stock (based on the $20.60 price on August 31, 2006). Management of Northeast Bancorp and the Bank believe that the transaction reflected arm's-length, negotiated terms.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). The relative balances of interest-earning assets and interest-bearing liabilities, and the rates paid on these balances affect net interest income. The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management, and financial planning to reduce its dependency on net interest income

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increasing non-interest income from expanded trust services, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.

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

Results of Operations

Comparison of the Three and Six Months ended December 31, 2006 and 2005

General

The Company reported consolidated net income of $417,356, or $0.17 per diluted share, for the three months ended December 31, 2006 compared with $1,071,196, or $0.42 per diluted share, for the three months ended December 31, 2005, a decrease of $653,840, or 61%. Net interest income decreased $794,777, or 17%, as a result of a lower net interest margin and decreased earning assets. Non-interest income increased $432,920, or 28%, primarily from increased investment brokerage commissions, insurance commission, and gain on the sale of real estate (included in other non-interest income). Non-interest expense increased $577,829, or 13%, primarily due to increased salaries and employee benefits.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.01% and 0.29%, respectively, for the quarter ended December 31, 2006 as compared to 10.48% and 0.74%, respectively, for the quarter ended December 31, 2005. The decrease in the returns on average equity and average assets was primarily due to lower net income for the current quarter.

Net Interest Income

Net interest income for the three months ended December 31, 2006 decreased to $3,934,334, as compared to $4,729,111 for the same period in 2005. The decrease in net interest income of $794,777, or 17%, was primarily due to a 53 basis point decrease in net interest margin, on a tax equivalent basis, and a decrease in average earning assets, down $6,393,444, or 1%, for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. The decrease in average earning assets was primarily due to a decrease in average loans of $14,703,206, or 3%, partially offset by an increase in average investment securities from the purchase of U.S. government sponsored enterprises, mortgage-backed, and municipal securities that increased average investments $10,559,360, or 14%. Average loans as a percentage of average earning assets was 82% and 84%, respectively, for quarters ended December 31, 2006 and 2005. Our net interest margin, on a tax equivalent basis, was 2.95% and 3.48% for the quarters ended December 31, 2006 and 2005, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended December 31, 2006 was 2.60%, a decrease of 60 basis points from 3.20% for the same period a year ago. Comparing the three months ended December 31, 2006 and 2005, the yields on earning assets increased 25 basis points compared to an 85 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the competitive pressure on interest rates to attract new customers and retain existing customer relationships and general rising interest rate environment. We were not able to increase our net interest spread due to the volume of repricing of interest-bearing liabilities (primarily certificates of deposits), the slightly liability sensitive balance sheet and no changes in prime rate during the quarter ended December 31, 2006.

The changes in net interest income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended December 31, 2006 and 2005.

	Difference Due to
	Volume	Rate	Total
Investments	$95,465	$83,107	$178,572
Loans, net	(259,092)	299,057	39,965
FHLB & Other Deposits	(6,646)	12,336	5,690
Total Interest-earnings Assets	(170,273)	394,500	224,227

Deposits	(164,632)	745,581	580,949
Repurchase Agreements	86,815	126,528	213,343
Borrowings	69,793	132,988	202,781
Total Interest-bearing Liabilities	(8,024)	1,005,097	997,073
Net Interest Income	$(162,249)	$(610,597)	$(772,846)

Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings. The adjustment to interest income and yield on a fully tax equivalent basis is $49,820 and $27,889 for the three months ended December 31, 2006 and 2005, respectively.

Net interest income for the six months ended December 31, 2006 decreased to $7,983,583 as compared to $9,464,192 for the six months ended December 31, 2005. The decrease in net interest income of $1,480,609, or 16%, was due to 46 basis points decrease in net interest margin and a decrease in average earning assets of $10,022,625, or 2%, for the six months ended December 31, 2006 compared to the same period one year ago. The decrease in average earning assets was due to decrease in average loans of $19,627,046, or 4%, partially offset by an increase in average investment securities of $11,844,708, or 16%. Average loans as a percentage of total average assets was 82% and 84% for the six months ended December 31, 2006 and 2005, respectively. Net interest margin, on a tax equivalent basis, was 3.00% and 3.46% for the same periods, respectively. Net interest spread, on a tax equivalent basis, for the six months ended December 31, 2006 was 2.66%, a decrease of 52 basis points from 3.18% for the same period one year ago. Comparing the six months ended December 31, 2006 and 2005, the yields on earning assets increased 33 basis points compared to an increase of 85 basis points in the cost of interest-bearing liabilities. We were not able to increase our net interest spread because the prime rate was not increased during the quarter ended December 31, 2006, and due to the volume of repricing of interest-bearing liabilities, and the slightly liability sensitive nature of the balance sheet.

The changes in net interest income, on a tax equivalent basis, are presented in the schedule below, which compares the six months ended December 31, 2006 and 2005.

	Difference Due to
	Volume	Rate	Total
Investments	$225,847	$225,674	$451,521
Loans, net	(687,837)	776,645	88,808
FHLB & Other Deposits	(17,329)	24,604	7,275
Total Interest-earnings Assets	(479,319)	1,026,923	547,604

Deposits	(174,707)	1,593,055	1,418,348
Repurchase Agreements	72,035	288,701	360,736
Borrowings	8,673	171,526	180,199
Total Interest-bearing Liabilities	(93,999)	2,053,282	1,959,283
Net Interest Income	$(385,320)	$(1,026,359)	$(1,411,679)

Rate/Volume amounts spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes and FHLB borrowings. . The adjustment to interest income and yield on a fully tax equivalent basis is $100,113 and $31,183 for the six months ended December 31, 2006 and 2005, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available for sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has shifted to a liability sensitive position, where the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets, from an asset sensitive position. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates.

As of December 31, 2006 and 2005, 46% and 50%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans will increase as short-term interest rates increase. An increase in short-term interest rates will also increase deposit and FHLB advance rates, increasing the Company's interest expense. Although the Bank has experienced a net interest margin decrease, the impact on future net interest income will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2006 was $375,546, an increase of $75,442, or 25%, from $300,104 for the three months ended December 31, 2005. For the six months ended December 31, 2006 and 2005, the provision for loan losses was $676,332 and $600,609, respectively, an increase of $75,723, or 13%. The provision was increased due to our internal analysis of the allowance for loan loss. We considered: the increase in net charge-offs, $223,546 for the three months ended December 31, 2006 compared to $59,104 for the same period in 2005 and $414,332 for the six months ended December 31, 2006 compared to $127,609 for the six months ended December 31, 2005; the increased loan delinquency of 2.93% compared to 2.09% at June 30, 2006 due to the amount of loan balances past due; a slight decrease in non-performing loans (more than 90 days past due); and a decrease in internally classified and criticized loans. Management deemed the allowance for loan loss adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.32% at December 31, 2006 compared to 1.26% at June 30, 2006 and 1.25% at December 31, 2005.

Non-interest Income

Total non-interest income was $1,954,941 for the three months ended December 31, 2006, an increase of $432,920, or 28%, from $1,522,021 for the three months ended December 31, 2005. This increase was the combined impact of a $77,378 increase in gains on the sales of loans due to an increase in the volume of residential real estate and commercial loans sold, a $273,474 increase in investment commissions from increase in sales, a $15,771 increase in insurance commission revenue, and $135,503 increase in other non-interest income primarily from a $42,881 increase in trust fees and a $98,963 gain from the sale of the former Lisbon Falls branch building and land. These increases were partially offset by a $69,436 decrease in loan fees from lower late charges, forbearance fees, and loan placement fees, and $19,541 decrease in deposit related fees.

For the six months ended December 31, 2006 and 2005, total net non-interest income was $3,483,497 and $3,110,038, respectively, an increase of $373,459, or 12%. This increase was due to a $73,183 increase in gains on sales of loans, a $287,736 increase in investment brokerage commissions, a $40,747 increase in insurance commissions, and a $199,574 increase in other non-interest income, which includes a $68,028 increase in trust fees and the $98,963 gain on the sale of the Lisbon Falls branch. These increases were partially offset by a $204,604 decrease in fees and service charges on loans and $47,692 decrease on deposit related fees.

Non-interest Expense

Total non-interest expense for the three months ended December 31, 2006 was $4,964,155, an increase of $577,829, or 13%, from $4,386,326 for the three months ended December 31, 2005. This increase was primarily due a $422,835, or 17%, increase in salaries and employee benefits from an increase in full-time staff for commercial lending, residential mortgage secondary market sales, investment brokerage, and our insurance agency, and the related increases in employee benefit expenses. This increase also includes the higher commission payments to investment brokers for increased commission revenue and incentive payments related to the acquisition of the two insurance agencies. Net occupancy expense increased $26,018, or 7%, primarily due to mold remediation for the Bethel branch. Equipment expense increased $8,506, or 2%, due to depreciation and licensing expense for Internet banking software. Intangible amortization increased from the intangibles added from the two insurance acquisitions. Other expense increased $100,892, or 10%, primarily from an other-than-temporary write-down of $100,000 on a non-marketable security. See Note 8 to our consolidated financial statements for additional information on the capital lease.

Total non-interest expense for the six months ended December 31, 2006 was $9,633,832, an increase of $788,412, or 9%, as compared to the six months ended December 31, 2005. Salaries and employee benefits account for $597,528 of this increase reflecting the expansion of staff for commercial lending, residential mortgage originations, investment brokerage and insurance agency. Net occupancy expense increased $44,683 from mold remediation cost for our Bethel branch, an increase in the amortization of the capital lease for our new Lewiston Gateway building, and landscaping expenses for three of our branches. Equipment expense increased $15,429 for licensing expense of Internet banking software. Other non-interest expense increased $85,175 primarily from an other than temporary impairment on non-marketable and equity securities.

For the three and six months ended December 31, 2006, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2005.

Our efficiency ratio, total non-interest expense as a percentage of the sum of net interest income and non-interest income, was 84% and 70% for the three and six months ended December 31, 2006 and 2005, respectively. The increase in the efficiency ratio was due, in part, to the decrease in net interest income compared to the three and six months ended December 31, 2005, and the increase in operating expenses compared to the same periods.

Financial Condition

Our consolidated assets were $559,507,727 and $562,917,802 as of December 31, 2006 and June 30, 2006, respectively, a decrease of $3,410,075, or 1%. This decrease was primarily due to a decrease of $3,711,840, or 4%, in investment securities and a decrease of $1,038,429 in loans, primarily commercial loans. For the three months ended December 31, 2006, average total assets were $564,784,565, a decrease of $8,755,011, or 2%, from $573,539,576 for the same period in 2005. This average asset decrease was primarily attributable to a decrease in net loans.

Total stockholders' equity was $41,155,352 and $39,096,125 at December 31, 2006 and June 30, 2006, respectively, an increase of $2,059,227, or 5%, due to net income for the three months ended December 31, 2006, an increase in accumulated other comprehensive income, partially offset by dividends paid. The book value per outstanding share was $16.78 at December 31, 2006 and $15.98 at June 30, 2006.

Investment Activities

The investment portfolio was $82,425,867 as of December 31, 2006, a decrease of $3,711,840, or 4%, from $86,137,707 as of June 30, 2006. The investment portfolio as of December 31, 2006 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $87,415,058 for the three months ended December 31, 2006 as compared to $76,816,519 for the three months ended December 31, 2005, an increase of $10,598,539, or 14%. This increase was due primarily to purchasing mortgage-backed securities.

Our entire investment portfolio is classified as available for sale at December 31, 2006 and June 30, 2006, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available for sale securities at December 31, 2006 were $84,098,348 and $82,425,867, respectively. The difference between the carrying value and the cost of the securities of $1,672,481 was primarily attributable to the decline in market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $35,233 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $1,637,248 at December 31, 2006. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased slightly in market value due to the recent decreases in long-term interest rates as compared to June 30, 2006. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans of $434,624,100 as of December 31, 2006 decreased $1,038,429, or less than 1%, from $435,662,529 as of June 30, 2006. Compared to June 30, 2006, commercial real estate, construction, and consumer loans increased, while residential real estate and commercial loans decreased. Commercial real estate loans increased $1,621,345, or 1%, due to an increase in originations during the three months ended December 31, 2006 from the creation of new customer relationships with the Bank Construction loans increased $3,481,532, or 68%, primarily as a result of one large commercial construction project loan that will be sold into the secondary market upon completion. Consumer loans increased $2,061,598, or 2%, due to increased origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans decreased $2,305,095, or 2%. Commercial loans decreased $5,887,078, or 12% from lower originations compared to one year ago and large loan payoffs. Net deferred loan origination costs decreased $10,731. The total loan portfolio averaged $437,229,078 for the three months ended December 31, 2006, a decrease of $15,277,157, or 3%, compared to the three months ended December 31, 2005.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of December 31, 2006 had slight mix change with increases in commercial real estate, construction and consumer loans that were partially offset by decreases in commercial loans when compared to June 30, 2006. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 34% as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. The variable rate product as a percentage of total residential real estate loans was 39%, 43% and 43% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market to manage interest rate risk, and hold 15-year fixed rate residential real estate loans in the portfolio. Average residential real estate mortgages of $146,960,302 for the three months ended December 31, 2006 decreased $3,526,770, or 2%, from the three months ended December 31, 2005. This decrease was due to originating more fixed rate loans for sale. The volume of residential real estate loan originations has increased, to $15.6 million for the three months ended December 31, 2006, compared to $6.9 million for the same period one year ago. This origination volume is expected to increase as the Bank adds mortgage origination staff. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools were an alternative to mortgage-backed securities, and represented 3% of residential real estate loans.. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 27% as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96 % for the same periods, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $117,611,813 for the three months ended December 31, 2006 decreased $4,430,521, or 4%, from the same period in 2005.

Construction loans as a percentage of total loans were 2%, 1%, and 1% as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 63%, 30%, and 62% for the same periods, respectively. Average construction loans were $7,791,136 and $10,228,682 for the three months ended December 31, 2006 and 2005, respectively, a decrease of $2,437,546, or 24%.

Commercial loans as a percentage of total loans were 10%, 12%, and 13% as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. The variable rate products as a percentage of total commercial loans were 55%, 56%, and 58% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $45,823,525 for the three months ended December 31, 2006 decreased $14,929,234, or 25%, from $60,752,759 for the same period in 2005.

Consumer and other loans as a percentage of total loans were 27%, 26%, and 24% for the periods ended December 31, 2006, June 30, 2006, and December 31, 2005, respectively. At December 31, 2006, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 34%, 39%, and 23% of total consumer loans, respectively, compared to 35%, 36%, and 25% of total consumer loans at June 30, 2006. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $116,326,325 and $106,458,867 for the three months ended December 31, 2006 and 2005, respectively. The $9,867,458, or 9%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2006		June 30, 2006
Indirect Auto	$39,652,011	34%	$39,075,798	35%
Indirect RV	44,915,605	39%	41,111,060	36%
Indirect Mobile Home	26,303,620	23%	28,212,411	25%
Subtotal Indirect	110,871,236	96%	108,399,269	96%
Other	4,382,759	4%	4,793,128	4%
Total	$115,253,995	100%	$113,192,397	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment the loan is likely to present future principal and/or interest repayment problems. In both situations, we stop accruing interest. The Bank had non-performing loans totaling $4,898,000 and $5,195,000 at December 31, 2006 and June 30, 2006, respectively, or 1.13% and 1.19% of total loans, respectively. The Bank's allowance for loan losses was equal to 118% and 106% of the total non-performing loans at December 31, 2006 and June 30, 2006, respectively. The following table represents the Bank's non-performing loans as of December 31, 2006 and June 30, 2006, respectively:

Description	December 31, 2006	June 30,2006
Residential Real Estate	$690,000	$521,000
Commercial Real Estate	2,490,000	2,980,000
Commercial Loans	1,309,00	1,553,000
Consumer and Other	409,000	141,000
Total non-performing	$4,898,000	$5,195,000

Non-performing loans decreased in the quarter ended December 31, 2006 for the first quarter end since June 30, 2005. Of total non-performing loans at December 31, 2006, $2,900,993 of these loans were current and paying as agreed compared to $1,882,000 at June 30, 2006. Non-performing loans, compared to June 30, 2006, decreased $297,000. The increase in consumer and other loans of $268,000 was primarily due to indirect auto loans pending sale at auction. The difference between the carrying amount of the indirect auto loan and its estimated auction sale value had been charged off. The commercial real estate and commercial non-performing loans are subject to a name-by-name review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss is incorporated in determining the adequacy of the allowance for loan losses.

At December 31, 2006, the Bank had $3,571,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $222,000 when compared to the $3,349,000 at June 30, 2006.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-06	9-30-06	6-30-06	3-31-06	12-31-05
2.93%	2.54%	2.09%	3.10%	3.11%

The Bank maintains the loans as non-performing until the borrower has demonstrated a sustainable period of performance. Excluding these loans, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 2.26% as of December 31, 2006. We restated the delinquency percentages in the above table for the quarters ended prior to March 31, 2006 because we changed the measurement of past due loans to the actual number of days lapsed from the last payment from the number of payments past due. For the period ended December 31, 2005, we previously reported delinquencies and non-performing loans of 2.28%.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,758,000 as of December 31, 2006 as compared to $5,496,000 as of June 30, 2006, representing 1.32% and 1.26% of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan loss, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended December 31, 2006, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of December 31, 2006 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in January 2007. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts of a third insurance company. Standard and Poor's rated these companies AA- or better at December 31, 2006. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 19.3% of Company's capital plus the allowance for loan losses at December 31, 2006, which is below the 25% regulatory limit.

Goodwill of $1,906,538 as of December 31, 2006 increased $1,498,641 as compared to $407,897 as of June 30, 2006. The increase resulted from consideration paid in excess of identified tangible and intangible assets from the two insurance agency acquisitions in the three months ended December 31, 2006.

Intangible assets of $3,291,564 as of December 31, 2006 increased $1,371,899, from $1,919,665 as of June 30, 2006. This asset consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. This increase in intangibles includes additions of $1,525,000 in customer list intangibles from the two insurance agency acquisitions in the three months ended December 31, 2006 net of intangible amortization of $153,101 for the six month ended December 31, 2006. See Note 1 of the consolidated financial statements as of June 30, 2006 for additional information on intangible assets.

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

Total deposits of $371,270,948 as of December 31, 2006 decreased $24,022,429, or 6%, from $395,293,377 as of June 30, 2006. Excluding the decrease in brokered deposits, customer deposits decreased $4,475,773, or 1%. Certificates of deposits increased $1,464,264, or 1%, reflecting the competitive pressure for higher rate certificates. Brokered deposits decreased $19,546,656, or 38%, from the repayment of maturing balances reducing this source of wholesale funding. Money market accounts increased $769,683, or 8%. Demand deposit accounts decreased $2,862,485, or 8%, NOW accounts decreased $514,059, or 1%,and savings accounts decreased $3,333,176, or 14%, during the six months ended December 31, 2006. Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less, with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $379,934,571 for the three months ended December 31, 2006 decreased $24,573,248, or 6%, compared to the average for the three months ended December 31, 2005 of $404,507,819. This decrease in total average deposits compared to December 31, 2005 was attributable to a decrease in average demand deposits of $3,944,359, or 10%, a decrease in NOW accounts of $4,537,225, or 8%, a decrease in money markets of $4,662,581, or 31%, a decrease in savings of $5,211,033, or 19%, and a $18,309,215, or 31%, decrease in brokered time deposits. These decreases were partially offset by a $12,091,165, or 6%, increase in certificate of deposits. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit, and, in the case of demand deposits, the loss of commercial customers. Excluding average brokered deposits, average customer deposits decreased $6,264,033, or 2%, for the three months ended December 31, 2006 compared to the same period one year ago.  At December 31, 2006, brokered time deposits as a percentage of total assets was 5.8% compared to 9.2% at June 30, 2006 and 10.0% at December 31, 2005. The weighted average maturity for the brokered deposits was approximately 0.5 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to certificates of deposit.

Brokered deposits are used by us as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds. The Bank expects an increase in the level of brokered deposits to fund its balance sheet growth for the next twelve months.

Advances from the Federal Home Loan Bank (FHLB) were $80,475,592 as of December 31, 2006, an increase of $4,586,994, or 6%, from $75,888,598 as of June 30, 2006. At December 31, 2006, we had pledged U.S. government agency and mortgage-backed securities of $21,940,494 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loans principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $78,046,610 for the three months ended December 31, 2006, an increase of $5,532,649, or 8%, compared to $72,513,961 average for the same period last year.

Securities sold under repurchase agreements were $42,469,409 as of December 31, 2006, an increase of $12,831,983, or 43%, from $29,637,426 as of June 30, 2006. Market interest rates are offered on this product. At December 31, 2006, we had pledged U.S. government agency and mortgage-backed securities of $42,411,020 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $42,427,289 for the three months ended December 31, 2006, an increase of $10,399,193, or 32%, compared to the average for the three months ended December 31, 2005.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Fed Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At December 31, 2006, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of December 31, 2006 in addition to the traditional retail deposit products:

Brokered time deposit	$ 107,564,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 17,263,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 31,455,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 156,282,000

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

The following table summarizes the outstanding junior subordinated notes as of December 31, 2006:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	8.16%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.42%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,059,662 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan, approved by the Board of Directors on January 16, 2004, was terminated by the Board of Directors on December 15, 2006. It was replaced with the 2006 Stock Repurchase Plan on the same date. Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by the Northeast Bancorp at any time. For the three months ended December 31, 2006, the Company repurchased no shares of stock. Total stock repurchases under the 2004 Plan were 145,500 shares for $3,204,092 through December 31, 2006. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $41,155,351 as of December 31, 2006, as compared to $39,096,125 at June 30, 2006. The increase of $2,059,226, or 5%, was due to the net income for the six months ended December 31, 2006 of $872,023, stock issued in connection with the acquisition of the South Paris branch real estate of $103,000, exercise of employee stock options of $6,550, and an increase in other comprehensive income of $1,518,631 partially offset by dividends paid of $440,978. Book value per common share was $16.78 as of December 31, 2006, as compared to $15.98 at June 30, 2006. The total average equity to total average assets ratio of the Company was 7.31% as of December 31, 2006 and 7.01% at June 30, 2006.

The Company's net cash provided by operating activities was $1,150,327 during the six months ended December 31, 2006, which was a $2,026,933 decrease compared to the same period in 2005, and attributable to a decrease in net income for the six months ended December 31, 2006. Investing activities were a net source of cash primarily due to maturing investment securities partially offset by the insurance agency acquisitions during the six months ended December 31, 2006 as compared to the same period in 2005. Financing activities were a net use of cash from a decrease in deposits partially offset by an increase in securities sold under repurchase agreements and an increase in FHLB advances compared to the same period in 2005. Overall, the Company's cash and cash equivalents increased by $147,125 during the six months ended December 31, 2006.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2006, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2006, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk weighted assets	$ 58,607	14.08%	$ 33,290	8.00%	$ 41,613	10.00%
Tier 1 capital to risk weighted assets	$ 50,648	12.17%	$ 16,645	4.00%	$ 24,968	6.00%
Tier 1 capital to total average assets	$ 50,648	9.04%	$ 22,407	4.00%	$ 28,008	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk weighted assets	$ 53,380	12,89%	$ 33,130	8.00%	$ 41,412	10.00%
Tier 1 capital to risk weighted assets	$ 48,199	11.64%	$ 16,565	4.00%	$ 24,847	6.00%
Tier 1 capital to total average assets	$ 48,199	8.63%	$ 22,331	4.00%	$ 27,914	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at December 31, 2006, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$80,475,592	$6,000,000	$59,475,592	$5,000,000	$10,000,000
Junior subordinated notes	16,496,000	-	6,186,000	10,310,000	-
Capital lease obligation	2,718,641	130,797	282,097	311,824	1,993,923
Other borrowings	1,595,169	326,835	601,853	312,283	354,198
Total long-term debt	101,285,402	6,457,632	66,545,542	15,934,107	12,348,121

Operating lease obligations (1)	3,327,167	440,366	405,255	344,645	2,136,901
Total contractual obligations	$104,612,569	$6,897,998	$66,950,797	$16,278,752	$14,485,022

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$14,491,053	$14,491,053	$-	$-	$-
Commitments related to loans held for sale(3)	1,561,800	1,561,800	-	-	-
Unused lines of credit (4)(5)	44,596,310	19,892,888	6,111,725	1,014,538	17,577,159
Standby letters of credit (6)	1,390,275	1,390,275	-	-	-
	$62,039,438	$37,336,016	$6,111,725	$1,014,538	$17,577,159

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2006 was a loss of $448.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first six months of our 2007 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.	Risk Factors There have been no material changes in the risk factors set forth in the last 10-K.

Item 2.(c)	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities None

Item 4.
Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/8/2006 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 8, 2006, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

		Votes For	Votes Withheld
	John B. Bouchard	1,890,225	270,625
	James P. Day	1,890,625	270,225
	James D. Delamater	1,890,510	270,340
	Ronald J. Goguen	1,888,225	272,625
	Judith W. Kelly	1,890,025	270,825
	Philip Jackson	1,890,525	270,325
	Pender J. Lazenby	1,889,725	271,125
	John Rosmarin	1,889,325	271,525
	John Schiavi	1,889,010	271,840
	Stephen W. Wight	1,887,900	272,950
	Dennis A. Wilson	1,889,125	271,725

Item 5.	Other Information None.

Item 6.	Exhibits
	List of Exhibits:
	Exhibits No.	Description
	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2007		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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