Form 10-Q
period 2007-03-31
NORTHEAST BANCORP /ME/
filed 2007-05-11
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2007
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Maine _____________________________________________	01-0425066 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2007, the registrant had outstanding 2,452,632 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2007 (Unaudited) and June 30, 2006

Consolidated Statements of Income (Unaudited) Three Months ended March 31, 2007 and 2006

Consolidated Statements of Income (Unaudited) Nine Months ended March 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine Months Ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows (Unaudited) Nine Months ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements (Unaudited)

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,
	2007	June 30,
	(Unaudited)	2006
Assets
Cash and due from banks	$7,543,407	$9,573,908
Interest-bearing deposits	1,419,691	1,099,813
Federal Home Loan Bank overnight deposits	11,475,000	1,430,000
Total cash and cash equivalents	20,438,098	12,103,721

Available-for-sale securities, at market value	80,452,530	86,137,707
Loans held-for-sale	5,049,251	681,143

Loans receivable	425,682,352	435,662,529
Less allowance for loan losses	5,756,000	5,496,000
Net loans	419,926,352	430,166,529

Premises and equipment, net	7,228,309	7,315,881
Acquired assets - net	-	10,384
Accrued interest receivable	2,490,192	2,678,558
FHLB and FRB stock, at cost	5,285,200	5,957,800
Goodwill	2,506,538	407,897
Intangible assets, net of accumulated amortization of $2,600,858 at 03/31/07
and $2,366,564 at 6/30/06	3,970,371	1,919,665
Bank owned life insurance (BOLI)	9,156,180	8,895,326
Other assets	5,609,978	6,643,191

Total assets	$562,112,999	$562,917,802

Liabilities and Stockholders' Equity

Liabilities:
Deposits
Demand	$35,564,366	$38,137,357
NOW	55,119,699	54,432,157
Money market	9,154,662	9,430,378
Regular savings	21,484,342	24,247,324
Brokered time deposits	36,511,112	51,859,091
Certificates of deposit	224,612,061	217,187,070
Total deposits	382,446,242	395,293,377

FHLB advances	79,266,820	75,888,598
Capital lease obligation	2,686,094	2,781,046
Other borrowings	1,992,000	57,129
Securities sold under repurchase agreements	34,205,331	29,637,426
Junior subordinated notes issued to affiliated trusts	16,496,000	16,496,000
Other liabilities	3,398,695	3,668,101
Total liabilities	520,491,182	523,821,677

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, cumulative, $1 par value, 1,000,000 shares authorized
and none issued and outstanding	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,452,632 and
2,447,132 shares outstanding at March 31, 2007 and June 30, 2006, respectively	2,452,632	2,447,132
Additional paid-in capital	4,779,308	4,675,258
Retained earnings	35,331,480	34,596,204
Accumulated other comprehensive loss	(941,603)	(2,622,469)
Total stockholders' equity	41,621,817	39,096,125

Total liabilities and stockholders' equity	$562,112,999	$562,917,802

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Interest on loans	$7,695,332	$7,635,409
Interest on FHLB overnight deposits	33,449	3,389
Interest and dividends on available-for-sale securities	902,134	869,736
Dividends on FHLB and FRB stock	92,478	92,628
Other interest income	14,714	9,617
Total interest and dividend income	8,738,107	8,610,779

Interest expense:
Deposits	3,365,204	2,808,774
Securities sold under repurchase agreements	398,246	251,767
FHLB advances	936,768	819,227
Capital lease obligation	33,517	35,064
Other borrowings	23,615	1,962
Junior subordinated notes issued to affiliated trusts	270,912	264,548
Total interest expense	5,028,262	4,181,342

Net interest and dividend income before provision for loan losses	3,709,845	4,429,437

Provision for loan losses	200,043	325,356
Net interest and dividend income after provision for loan losses	3,509,802	4,104,081

Noninterest income:
Fees and service charges on loans	104,254	89,128
Fees for other services to customers	236,867	261,950
Net securities gains	8,443	1,683
Gain on sales of loans	418,303	46,927
Investment commissions	664,042	492,082
Insurance commissions	749,097	711,747
BOLI income	96,614	91,123
Other income	194,352	149,836
Total noninterest income	2,471,972	1,844,476

Noninterest expense:
Salaries and employee benefits	3,194,836	2,797,359
Occupancy expense	451,585	478,938
Equipment expense	337,586	316,578
Intangible assets amortization	81,193	66,762
Other	1,200,050	1,032,572
Total noninterest expense	5,265,250	4,692,209

Income before income tax expense	716,524	1,256,348
Income tax expense	191,557	382,607

Net income	$524,967	$873,741

Earnings per common share:
Basic	$0.21	$0.35
Diluted	$0.21	$0.35

Net interest margin (tax equivalent basis)	2.91%	3.40%
Net interest spread (tax equivalent basis)	2.42%	2.97%
Return on average assets (annualized)	0.38%	0.63%
Return on average equity (annualized)	5.13%	8.80%
Efficiency ratio	85%	75%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Interest on loans	$23,455,283	$23,306,553
Interest on FHLB overnight deposits	93,376	58,476
Interest on federal funds sold	-	6,724
Interest and dividends on available-for-sale securities	2,795,758	2,402,957
Dividends on FHLB and FRB stock	279,766	257,729
Other interest income	38,321	24,063
Total interest and dividend income	26,662,504	26,056,502

Interest expense:
Deposits	10,068,020	8,093,243
Securities sold under repurchase agreements	1,143,623	636,407
FHLB advances	2,795,425	2,541,479
Capital lease obligation	103,244	95,518
Other borrowings	32,978	3,277
Junior subordinated notes issued to affiliated trusts	825,786	792,950
Total interest expense	14,969,076	12,162,874

Net interest and dividend income before provision for loan losses	11,693,428	13,893,628

Provision for loan losses	876,375	925,964
Net interest and dividend income after provision for loan losses	10,817,053	12,967,664

Noninterest income:
Fees and service charges on loans	271,637	459,214
Fees for other services to customers	765,208	837,983
Net securities gains	30,707	11,450
Gain on sales of loans	658,795	214,235
Investment commissions	1,673,034	1,210,837
Insurance commissions	1,602,665	1,524,568
BOLI income	289,917	274,310
Other income	663,506	419,417
Total noninterest income	5,955,469	4,952,014

Noninterest expense:
Salaries and employee benefits	8,906,441	7,908,937
Occupancy expense	1,279,550	1,262,218
Equipment expense	1,122,626	1,086,189
Intangible assets amortization	234,294	174,266
Other	3,356,171	3,103,519
Total noninterest expense	14,899,082	13,535,129

Income before income tax expense	1,873,440	4,384,549
Income tax expense	476,449	1,397,515

Net income	$1,396,991	$2,987,034

Earnings per common share:
Basic	$0.57	$1.19
Diluted	$0.57	$1.17

Net interest margin (tax equivalent basis)	2.97%	3.44%
Net interest spread (tax equivalent basis)	2.58%	3.11%
Return on average assets (annualized)	0.33%	0.70%
Return on average equity (annualized)	4.55%	9.82%
Efficiency ratio	84%	72%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2007 and 2006
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at June 30, 2005	$2,519,832	$6,530,836	$31,489,092	$(670,187)	$39,869,573
Net income for nine months ended 3/31/06			2,987,034		2,987,034
Other comprehensive income net of income tax:
Net unrealized holding losses on investments
available-for-sale, net of income taxes				(923,593)	(923,593)
Total comprehensive income					2,063,441

Dividends on common stock at $0.27 per share			(677,115)		(677,115)
Purchase of 90,200 shares of Company stock	(90,200)	(2,052,050)			(2,142,250)
Common stock issued in connection with
employee benefit and stock option plan	14,500	174,482			188,982

Balance at March 31, 2006	$2,444,132	$4,653,268	$33,799,011	$(1,593,780)	$39,302,631

Balance at June 30, 2006	$2,447,132	$4,675,258	$34,596,204	$(2,622,469)	$39,096,125
Net income for nine months ended 3/31/07			1,396,991		1,396,991
Other comprehensive income net of income tax:
Net unrealized holding gain on investments
available-for-sale, net of income taxes				1,680,866	1,680,866
Total comprehensive income					3,077,857

Dividends on common stock at $0.27 per share			(661,715)		(661,715)
Common stock issued in connection with
employee benefit and stock option plan	500	6,050			6,550
Common stock issued in connection with
the purchase of branch real estate	5,000	98,000			103,000

Balance at March 31, 2007	$2,452,632	$4,779,308	$35,331,480	$(941,603)	$41,621,817

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash (used) provided by operating activities:	$(2,086,027)	$3,387,360

Cash flows from investing activities:
Federal Reserve Bank stock purchased	-	(54,000)
Proceeds from redemption of Federal Home Loan Bank stock	672,600	-
Available-for-sale securities purchased	(4,436,070)	(17,802,139)
Available-for-sale securities matured	10,972,676	6,774,941
Available-for-sale securities sold	1,672,592	739,480
Net change in loans	9,904,452	23,734,922
Net capital expenditures	(493,331)	(950,416)
Proceeds from sale of premises and equipment	246,610	-
Proceeds from sale of acquired assets	4,000	242,842
Cash paid in connection with purchase of branch real estate	(297,000)	-
Cash paid for acquision of business	(2,175,000)	-
Net cash provided by investing activities	16,071,529	12,685,630

Cash flows from financing activities:
Net change in deposits	(12,847,135)	(12,822,077)
Net change in securities sold under repurchase agreements	4,567,905	380,523
Dividends paid	(661,715)	(677,115)
Proceeds from stock issuance	6,550	188,982
Company stock repurchased	-	(2,142,250)
Advances from the Federal Home Loan Bank	46,000,000	80,000,000
Net repayments of Federal Home Loan Bank advances	(42,621,778)	(84,104,717)
Repayment on capital lease obligation	(94,952)	(80,656)
Net cash used by financing activities	(5,651,125)	(19,257,310)

Net increase (decrease) in cash and cash equivalents	8,334,377	(3,184,320)

Cash and cash equivalents, beginning of period	12,103,721	13,873,235
Cash and cash equivalents, end of period	$20,438,098	$10,688,915

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$1,680,866	$(923,593)
Net transfer from loans to acquired assets	-	161,800
Common stock issued in connection with purchase of branch real estate	103,000	-
Capital lease asset and related obligation	-	2,892,702
Security settlement due to broker	-	352,209
Reclassified from loan loss allowance to off-balance sheet credit risk reserve	-	204,086

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$809,500	$1,950,561
Interest paid	14,775,509	11,594,687
Insurance agency acquisitions - see Note 9

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007
 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2007, the results of operations for the three and nine month periods ended March 31, 2007 and 2006, the changes in stockholders' equity for the nine months ended March 31, 2007 and 2006, and the cash flows for the nine months ended March 31, 2007 and 2006. Operating results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2006 included in the Company's Annual Report on Form 10-K. Certain June 30, 2006 amounts have been reclassified to be consistent with the March 31, 2007 financial statements.

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

The following table summarizes the junior subordinated notes issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust. Amounts include the junior subordinated notes acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated notes, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	8.15%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	6.42%

NBN Capital Trust II pays a variable rate based on three month LIBOR, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.15% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,059,000.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2007	June 30, 2006
Residential real estate	$145,386,729	$149,099,809
Commercial real estate	114,402,492	115,327,157
Construction	5,794,913	5,105,566
Commercial	43,579,552	50,261,725
Consumer & Other	113,918,515	113,192,397
Total	423,082,201	432,986,654
Net Deferred Costs	2,600,151	2,675,875
Total Loans	$425,682,352	$435,662,529

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2007	2006
Balance at beginning of period	$5,496,000	$5,104,000
Add provision charged to operations	876,375	925,964
Reclassified to off-balance sheet credit risk reserve	--	(204,086)
Recoveries on loans previously charged off	91,652	137,941
	6,464,027	5,963,819
Less loans charged off	708,027	516,819
Balance at end of period	$5,756,000	$5,447,000

5.  Securities

Securities available-for-sale at cost and approximate market values and maturities are summarized below:

	March 31, 2007		June 30, 2006
	Cost	Market Value	Cost	Market Value
Debt securities issued by U. S. Government-sponsored enterprises	$21,765,972	$21,299,599	$25,766,682	$24,694,409
Corporate bonds	500,000	490,100	500,000	477,520
Municipal Bonds	11,069,217	11,026,511	11,075,274	10,770,167
Mortgage-backed securities	46,361,024	45,541,893	50,618,118	48,126,031
Equity securities	2,182,988	2,094,427	2,151,072	2,069,580
	$81,879,201	$80,452,530	$90,111,146	$86,137,707

	March 31, 2007		June 30, 2006
	Cost	Market Value	Cost	Market Value
Due in one year or less	$4,008,129	$3,953,140	$4,000,000	$3,944,960
Due after one year through five years	15,868,437	15,520,493	17,884,659	17,106,005
Due after five years through ten years	996,802	989,760	2,990,309	2,868,150
Due after ten years	12,461,821	12,352,817	12,466,988	12,022,981
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing November 2007 to April 2036)	46,361,024	45,541,893	50,618,118	48,126,031
Equity securities	2,182,988	2,094,427	2,151,072	2,069,580
	$81,879,201	$80,452,530	$90,111,146	$86,137,707

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$ 34,266,820	2.68% - 5.68%	2008
30,000,000	4.86% - 5.68%	2009
2,000,000	4.81%	2011
3,000,000	4.99%	2012
10,000,000	4.26%	2017
$ 79,266,820

June 30, 2006
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 34,831,900	2.22% - 5.31%	2007
31,056,698	2.68% - 5.68%	2008
5,000,000	4.88% - 4.88%	2009
5,000,000	4.81% - 4.99%	2011
$ 75,888,598

The Federal Home Loan Bank has the option to call $23,000,000 of the outstanding advances at call dates subsequent to March 31, 2007. The options are continuously callable quarterly until maturity.

7.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14 of the June 30, 2006 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the nine months ended March 31, 2007 and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the March 31, 2007 financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of  SFAS 123-R,Share-Base Payment, to stock-based employee compensation.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Net Income as reported	$524,967	$873,741	$1,396,991	$2,987,034
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	-
Pro forma net income	$524,967	$873,741	$1,396,991	$2,987,034

Earnings per share
Basic - as reported	$0.21	$0.35	$0.57	$1.19
Basic - pro forma	$0.21	$0.35	$0.57	$1.19

Diluted - as reported	$0.21	$0.35	$0.57	$1.17
Diluted - pro forma	$0.21	$0.35	$0.57	$1.17

8.  Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building and moved our principal executive and administrative offices to this four story building located in downtown Lewiston along with consolidating our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments. We lease the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement. The Obligation under Capital Lease was $2,686,094 and $2,781,046 at March 31, 2007 and June 30, 2006, respectively. The capital lease asset is being amortized over the lease term.

9.   Insurance Agency Acquisitions

On March 30, 2007, Northeast Bank Insurance Group, Inc., a wholly-owned subsidiary of Northeast Bank, acquired substantially all of the assets of Southern Maine Insurance (“Southern Maine”) located in Scarborough, Maine for cash and debt. The Southern Maine acquisition purchase price was $1,350,000, of which $900,000 was paid in cash and the balance of $450,000 is payable to the seller over a term of four years and bearing an interest rate of 6.50%. The goodwill and customer list intangibles recorded as a result of this acquisition have been estimated and are subject to change.

During the quarter ended December 31, 2006, Northeast Bank Insurance Group, Inc. acquired the stock of the Palmer Insurance Agency (“Palmer”) located in Turner, Maine and substantially all of the assets of Sturtevant and Ham, Inc. (“Sturtevant”) located in Livermore, Maine for cash and debt. The Palmer acquisition purchase price was $1,867,000, of which $800,000 was paid in cash and the balance of $1,067,000 is payable to the seller over a term of seven years and bearing an interest rate of 6.50%. The Palmer acquisition closed on November 30, 2006. The Sturtevant acquisition purchase price was $950,000 of which $475,000 was paid in cash and the balance of $475,000 is payable to the seller over a term of three years and bearing an interest rate of 6.50%. The Sturtevant acquisition closed on December 1, 2006.

All acquisitions were accounted for using the purchase method and resulted in increases in customer list intangibles and goodwill on the balance sheet. All agreements also call for a reduction of the purchase price should the stipulated minimum income levels not be attained.  The customer list intangibles will be amortized over twelve years. The non-compete agreements will be amortized over the individual’s expected years of employment plus three years. The results of operations of Palmer, Sturtevant, and Southern Maine have been included in the consolidated financial statements of the Company since the acquisition date.  There is no pro-forma disclosure included because Palmer, Sturtevant, and Southern Maine were not considered significant acquisitions.  The details of the purchases appear below.

Purchase Price:	Palmer	Sturtevant	Southern Maine Insurance
Cash	$800,000	$475,000	$900,000
Debt	1,067,000	475,000	450,000
Acquisition Costs	8,360	3,877	-
Total	$1,875,360	$953,877	$1,350,000

Allocation:
Customer List	$600,000	$550,000	$675,000
Non-compete Agreement	300,000	75,000	75,000
Goodwill	1,174,274	324,367	600,000
Other Assets	5,086	4,510	-
Deferred Tax Liability	(204,000)	-	-
Total	$1,875,360	$953,877	$1,350,000

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2007 and 2006 and the financial condition at March 31, 2007 and June 30, 2006. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2006, for discussion of the critical accounting policies of the Company.

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

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the fiscal year ended June 30, 2006 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition. For comparative purposes, certain amounts have been reclassified to conform to the current-year presentation. The reclassifications had no impact on net income.

Northeast Bank is faced with three challenges: growing earning assets, improving net interest margins, and improving the efficiency ratio.

Earning assets have decreased compared to June 30, 2006, due principally to a decrease in residential real estate and commercial loans. While competition for residential real estate and small commercial loans is intense, we are originating loans that we believe are properly priced for risk and are not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

Originations of commercial real estate and commercial loans for the nine months ended March 31, 2007 have exceeded originations for the same period one year ago. We expect an overall increase in commercial real estate and commercial loan originations for the fiscal year ending June 30, 2007 as compared to fiscal 2006.

We expect purchases of investment securities will be minimal during this fiscal year because margins on loans are better than investment securities given the current flat yield curve.

Net interest margins are expected to continue to decline. The competition for deposits and the relatively high cost of attracting new deposits is expected to increase the overall cost of funds and expected to cause net interest margins to decline. Our certificates of deposits are expected to reprice to interest rates slightly higher than one year ago. Prior to June 30, 2006, prime rate changes kept our yields on interest-bearing assets increasing faster than the cost of interest-bearing deposits, thereby improving our margins. There were no prime rate changes during the three or nine months ended March 31, 2007 and, as a result, assets with their yields tied to the prime rate, did not reprice upward. We believe that the prospect of additional increases in prime rate in the immediate future is unlikely, thus any improvement in interest income would result from an increased volume of new loan originations as opposed to rate increases. To reduce interest rate risk, we are extending the maturities of FHLB advances and brokered time deposits. As of December 31, 2006, the balance sheet was slightly liability sensitive. A liability sensitive balance sheet results from cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets and would generally be expected to result in a decrease in net interest income during a period of rising interest rates.

Management believes that the allowance for loan losses as of March 31, 2007 was adequate, under present conditions, for credit risk known in the loan portfolio. Non-accrual loans decreased slightly compared to June 30, 2006.

We expect to improve non-interest income through the continued expansion of the wealth management division of our trust department resulting in increased trust fees, expansion of the investment brokerage division thereby increasing commission revenue, continued increase in sales of commercial and consumer property and casualty insurance policies which should increase commission revenue and the expansion of Northeast Bank Insurance Group, Inc. into southern Maine. Non-interest expense is expected to increase to support this expansion.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2007, we had twelve banking offices and eleven insurance offices all located in western and south-central Maine. At March 31, 2007, we had consolidated assets of $562.1 million and consolidated stockholders' equity of $41.6 million.

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

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. There are eleven insurance agency offices, an increase of one since the quarter ended December 31, 2006, for a total increase of three offices since June 30, 2006. Southern Maine Insurance of Scarborough, Maine was acquired on March 30, 2007. Palmer Insurance of Turner, Maine and Sturtevant and Ham, Inc. of Livermore, Maine were acquired on November 30, 2006 and December 1, 2006, respectively. Our other insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Jackman, Mexico, Rangeley (its headquarters) and South Paris, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2006 consolidated financial statements for more information.

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

Net interest income continues to be our largest source of revenue, and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The level of the provision for loan losses, non-interest income and expenses of the Company and the Bank, and the effective tax rate also affect profitability. Noninterest income consists primarily of loan and deposit service fees; trust, investment brokerage and insurance brokerage fees; and gains on the sales of loans and investments. Noninterest expenses consist of salaries and employee benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include advertising, computer services, supplies, telecommunication, and postage expenses.

Results of Operations

Comparison of the Three and Nine months ended March 31, 2007 and 2006

General

The Company reported consolidated net income of $524,967, or $0.21 per diluted share, for the three months ended March 31, 2007 compared with $873,741, or $0.35 per diluted share, for the three months ended March 31, 2006, a decrease of $348,774, or 40%. Net interest and dividend income decreased $719,592, or 16%, as a result of a lower net interest margin and decreased earning assets. Noninterest income increased $627,496, or 34%, primarily from increased investment brokerage commissions, insurance commission, and gain on the sale of commercial loans. Noninterest expense increased $573,041, or 12%, primarily due to increased salaries and employee benefits.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 5.13% and 0.38%, respectively, for the quarter ended March 31, 2007 as compared to 8.80% and 0.63%, respectively, for the quarter ended March 31, 2006. The decrease in the returns on average equity and average assets was primarily due to lower net income for the most recent quarter.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2007 decreased to $3,709,845, as compared to $4,429,437 for the same period in 2006. The decrease in net interest and dividend income of $719,592, or 16%, was primarily due to a 49 basis point decrease in net interest margin, on a tax equivalent basis, and a decrease in average earning assets of $10,231,738, or 2%, for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The decrease in average earning assets was primarily due to a decrease in average loans of $9,668,099, or 2%, a decrease in average investment securities from the principal pay downs of mortgage-backed and average regulatory stock of $3,170,027, or 4% from the redemption of FHLB stock. The decrease in average loans, investments, and regulatory stock was partially offset by an increase in average interest-bearing deposits. Average loans as a percentage of average earning assets was 83%, respectively, for quarters ended March 31, 2007 and 2006. Our net interest margin, on a tax equivalent basis, was 2.91% and 3.40% for the quarters ended March 31, 2007 and 2006, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended March 31, 2007 was 2.42%, a decrease of 55 basis points from 2.97% for the same period a year ago. Comparing the three months ended March 31, 2007 and 2006, the yields on earning assets increased 23 basis points compared to a 78 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the competitive pressure on interest rates to attract new customers and retain existing customer relationships and general rising interest rate environment. We were not able to increase our net interest spread due to the volume of interest-bearing liabilities (primarily certificates of deposits), that repriced to higher rates, the slightly liability sensitive balance sheet, resulting in the cost of interest-bearing liabilities repricing more quickly then the yield of interest-bearing assets, and a steady prime rate during the quarter ended March 31, 2007.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended March 31, 2007 and 2006.

	Difference Due to
	Volume	Rate	Total
Investments	$(41,883)	$82,613	$40,730
Loans, net	(169,012)	228,935	59,923
FHLB & Other Deposits	30,065	5,092	35,157
Total Interest-earnings Assets	(180,830)	316,640	135,810

Deposits	(135,087)	691,517	556,430
Securities sold under repurchase Agreements	62,754	83,725	146,479
Borrowings	22,802	121,209	144,011
Total Interest-bearing Liabilities	(49,531)	896,451	846,920
Net Interest and Dividend Income	$(131,299)	$(579,811)	$(711,110)

Rate/Volume amounts were spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes, FHLB borrowings, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $51,339 and $42,857 for the three months ended March 31, 2007 and 2006, respectively.

Net interest and dividend income for the nine months ended March 31, 2007 decreased to $11,693,428 as compared to $13,893,628 for the nine months ended March 31, 2006. The decrease in net interest and dividend income of $2,200,200, or 16%, was due to a decrease of 47 basis points in net interest margin and a decrease in average earning assets of $10,091,371, or 2%, for the nine months ended March 31, 2007 compared to the same period one year ago. The decrease in average earning assets was due to a decrease in average loans of $16,355,918, or 4%, partially offset by an increase in average investment securities of $7,488,473, or 10%. Average loans as a percentage of total average assets was 82% and 84% for the nine months ended March 31, 2007 and 2006, respectively. Net interest margin, on a tax equivalent basis, was 2.97% and 3.44% for the same periods, respectively. Net interest spread, on a tax equivalent basis, for the nine months ended March 31, 2007 was 2.58%, a decrease of 53 basis points from 3.11% for the same period one year ago. Comparing the nine months ended March 31, 2007 and 2006, the yields on earning assets increased 29 basis points compared to an increase of 82 basis points in the cost of interest-bearing liabilities. We were not able to increase our net interest spread because the prime rate remained steady during the nine months ended March 31, 2007, and due to the volume of interest-bearing liabilities that repriced to higher rates, and the slightly liability sensitive nature of the balance sheet.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the nine months ended March 31, 2007 and 2006.

	Difference Due to
	Volume	Rate	Total
Investments	$188,428	$303,641	$492,069
Loans, net	(859,060)	1,007,790	148,730
FHLB & Other Deposits	6,731	35,703	42,434
Total Interest-earnings Assets	(663,901)	1,347,134	683,233

Deposits	(306,986)	2,281,763	1,974,777
Securities sold under repurchase Agreements	132,589	374,627	507,216
Borrowings	31,284	292,925	324,209
Total Interest-bearing Liabilities	(143,113)	2,949,315	2,806,202
Net Interest and Dividend Income	$(520,788)	$(1,602,181)	$(2,122,969)

Rate/Volume amounts were spread proportionately between volume and rate. Borrowings in the table include junior subordinated notes, FHLB borrowings, capital lease obligation and other borowings. The adjustment to interest income and yield on a fully tax equivalent basis is $151,443 and $74,212 for the nine months ended March 31, 2007 and 2006, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has shifted to a liability sensitive position, where the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets, from an asset sensitive position. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates.

As of March 31, 2007 and 2006, 45% and 49%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 was $200,043, a decrease of $125,313, or 38%, from $325,356 for the three months ended March 31, 2006. For the nine months ended March 31, 2007 and 2006, the provision for loan losses was $876,375 and $925,964, respectively, a decrease of $49,589, or 5%. The provision was decreased due to our internal analysis of the adequacy of the allowance for loan losses. We considered: the decrease in net charge-offs, $202,043 for the three months ended March 31, 2007 compared to $251,269 for the same period in 2006 and increase in net charge-offs of $616,375 for the nine months ended March 31, 2007 compared to $378,878 for the nine months ended March 31, 2006; a change in loan delinquency of 2.47% at March 31, 2007 compared to 2.93% at December 31, 2006 and 2.09% at June 30, 2006 due to the amount of loan balances past due; and a decrease in non-performing loans (more than 90 days past due) at March 31, 2007 compared to December 31, 2006 and June 30, 2006. Internally classified and criticized loans at March 31, 2007 increased compared to December 31, 2006 and June 30, 2006 partially offsetting the impact of the above factors. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.35% at March 31, 2007 compared to 1.26% at June 30, 2006 and 1.25% at March 31, 2006.

Noninterest Income

Total noninterest income was $2,471,972 for the three months ended March 31, 2007, an increase of $627,496, or 34%, from $1,844,476 for the three months ended March 31, 2006. This increase was the combined impact of a $371,376 increase in gains on the sales of loans due to an increase in the volume of residential real estate and commercial loans sold including one large commercial real estate loan which sold for a gain of $283,000, a $171,960 increase in investment commissions resulting from an increase in sales, a $37,350 increase in insurance commission revenue, and $44,516 increase in other noninterest income primarily from a $14,107 increase in trust fees and a $20,464 increase in gains from the sales of covered calls. These increases were partially offset by a $25,083 decrease in deposit related fees.

For the nine months ended March 31, 2007 and 2006, total noninterest income was $5,955,469 and $4,952,014, respectively, an increase of $1,003,455, or 20%. This increase was due to a $444,560 increase in gains on sales of loans, a $462,197 increase in investment brokerage commissions, a $78,097 increase in insurance commissions, an increase of $15,607 in BOLI income, and a $244,089 increase in other noninterest income, which included an $82,135 increase in trust fees, a $106,327 increase on the gain on the sale of fixed assets (the Lisbon Falls branch sale resulted in a gain of $98,963) and a $36,991 increase in gains from the sales of covered call options. These increases were partially offset by a $187,577 decrease in fees and service charges on loans and $72,775 decrease on deposit related fees.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $5,265,250, an increase of $573,041, or 12%, from $4,692,209 for the three months ended March 31, 2006. This increase was primarily due to a $397,477, or 14%, increase in salaries and employee benefits from an increase in full-time staff for commercial lending, residential mortgage secondary market sales, investment brokerage, and our insurance agency, and the related increases in employee benefit expenses. This increase also includes the higher commission payments to investment brokers for increased commission revenue, and $208,200 of incentive payments related to the acquisition of the insurance agency and the sale of the large commercial real estate loan. Occupancy expense decreased $27,353, or 6%, primarily due to a decrease in rent expense. Equipment expense increased $21,008, or 7%, due to depreciation and licensing expense for Internet banking software and higher personal property taxes. Intangible assets amortization increased from the intangible assets added from the two insurance agency acquisitions. Other expense increased $167,478, or 16%, primarily from increased professional fees for outsourcing public relations and information security, increased item processing fees for increased investment brokerage and insurance sales volume, increased provisions for off-balance sheet credit risk, increased debit card processing expenses and increased supplies expense.

Total noninterest expense for the nine months ended March 31, 2007 was $14,899,082, an increase of $1,363,953, or 10%, as compared to the nine months ended March 31, 2006. Salaries and employee benefits account for $997,504 of this increase reflecting the expansion of staff for commercial lending, residential mortgage originations, investment brokerage and insurance agency. Also included in salaries and employee benefits expense were incentive bonuses of $349,050 for the insurance agency acquisitions and commercial loan sale. Occupancy expense increased $17,332 from the mold remediation cost for our Bethel branch, an increase in the amortization of the capital lease for our new Lewiston Gateway building, and landscaping expenses for three of our branches. Equipment expense increased $36,437 for licensing expense of Internet banking software. Other noninterest expense increased $252,652, or 8%, primarily from an other-than-temporary impairment on non-marketable and equity securities of $210,903 and an increase in item processing expenses.

For the three and nine months ended March 31, 2007, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2006.

Our efficiency ratio, total noninterest expense as a percentage of the sum of net interest and dividend income and noninterest income, was 85% and 75% for the three months ended March 31, 2007 and 2006, respectively, and 84% and 72% for the nine months ended March 31, 2007 and 2006, respectively. The increase in the efficiency ratio was due, in part, to the decrease in net interest and dividend income compared to the three and nine months ended March 31, 2006, and, in part, to the increase in noninterest expenses compared to the same periods.

Financial Condition

Our consolidated assets were $562,112,999 and $562,917,802 as of March 31, 2007 and June 30, 2006, respectively, a decrease of $804,803, or less than 1%. This decrease was primarily due to a decrease of $5,685,177, or 7%, in available-for-sale investment securities and a decrease of $9,980,177 in loans, primarily commercial loans, partially offset by an increase in FHLB overnight deposits of $10,045,000 and an increase in loans held-for-sale of $4,368,108. For the three months ended March 31, 2007, average total assets were $553,883,104, a decrease of $10,072,969, or 2%, from $563,956,073 for the same period in 2006. This average asset decrease was primarily attributable to a decrease in net loans.

Total stockholders' equity was $41,621,817 and $39,096,125 at March 31, 2007 and June 30, 2006, respectively, an increase of $2,525,692, or 6%, due to net income for the nine months ended March 31, 2007, a decrease in accumulated other comprehensive loss, partially offset by dividends paid. Book value per outstanding share was $16.97 at March 31, 2007 and $15.98 at June 30, 2006.

Investment Activities

The available-for-sale investment portfolio was $80,452,530 as of March 31, 2007, a decrease of $5,685,177, or 7%, from $86,137,707 as of June 30, 2006. The investment portfolio as of March 31, 2007 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $81,419,848 for the three months ended March 31, 2007 as compared to $82,837,455 for the three months ended March 31, 2006, a decrease of $1,417,607, or 2%. This decrease was due primarily to principal reductions of mortgage-backed securities.

Our entire investment portfolio is classified as available-for-sale at March 31, 2007 and June 30, 2006, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at March 31, 2007 were $81,879,201 and $80,452,530, respectively. The difference between the carrying value and the cost of the securities of $1,426,671 was primarily attributable to the decline in market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $88,561 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $1,338,110 at March 31, 2007. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased slightly in market value due to the recent decreases in long-term interest rates as compared to June 30, 2006. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value.

Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans of $425,682,352 as of March 31, 2007 decreased $9,980,177, or 2%, from $435,662,529 as of June 30, 2006. Compared to June 30, 2006, construction and consumer loans increased, while residential real estate, commercial real estate, and commercial loans decreased. Construction loans increased $689,347, or 13%, due to an increase in originations during the three months ended March 31, 2007. Consumer loans increased $726,118, or 1%, due to continued origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, and commercial real estate 1 to 4 family loans decreased $3,713,080, or 2%. Commercial real estate loans decreased $924,665, or 1% from large loan payoffs. Commercial loans decreased $6,682,173, or 13%, due to the repayment of several large loans. Net deferred loan origination costs decreased $75,724. The total loan portfolio averaged $432,040,266 for the three months ended March 31, 2007, a decrease of $9,901,784, or 2%, compared to the three months ended March 31, 2006.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of March 31, 2007 had a slight mix change with increases in consumer loans that were offset by decreases in commercial loans when compared to June 30, 2006. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 34% as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively. The variable rate product as a percentage of total residential real estate loans was 37%, 43% and 43% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated 30-year fixed-rate residential real estate loans into the secondary market to manage interest rate risk, and hold 15-year fixed rate residential real estate loans in the portfolio. Average residential real estate mortgages of $145,643,251 for the three months ended March 31, 2007 decreased $4,422,328, or 3%, from the three months ended March 31, 2006. This decrease was due to the origination of more fixed rate loans for sale. The volume of residential real estate loan originations has increased to $8.9 million for the three months ended March 31, 2007, compared to $4.0 million for the same period one year ago. This origination volume is expected to increase as the Bank adds mortgage origination staff. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 4% of residential real estate loans at March 31, 2007. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 27% as of March 31, 2007 and June 30, 2006 and 28% as of March 31, 2006, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 93% as of March 31, 2007 and 96% as of June 30, 2006 and March 31, 2006, respectively. The Bank attempts to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $116,964,062 for the three months ended March 31, 2007 decreased $4,848,716, or 4%, from the same period in 2006.

Construction loans as a percentage of total loans were 1% as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 59%, 30%, and 47% for the same periods, respectively. Average construction loans were $9,240,134 and $6,672,343 for the three months ended March 31, 2007 and 2006, respectively, an increase of $2,567,791, or 38%.

Commercial loans as a percentage of total loans were 10%, 12%, and 12% as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively. The variable rate products as a percentage of total commercial loans were 57%, 56%, and 59% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $43,573,343 for the three months ended March 31, 2007 decreased $10,656,456, or 20%, from $54,229,799 for the same period in 2006.

Consumer and other loans as a percentage of total loans were 28%, 26%, and 25% for the periods ended March 31, 2007, June 30, 2006, and March 31, 2006, respectively. At March 31, 2007, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 34%, 40%, and 22% of total consumer loans, respectively, compared to 35%, 36%, and 25%, respectively, of total consumer loans at June 30, 2006. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $114,007,139 and $106,689,695 for the three months ended March 31, 2007 and 2006, respectively. The $7,317,444, or 7%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2007		June 30, 2006
Indirect Auto	$38,182,384	34%	$39,075,798	35%
Indirect RV	45,210,967	40%	41,111,060	36%
Indirect Mobile Home	25,657,320	22%	28,212,411	25%
Subtotal Indirect	109,050,671	96%	108,399,269	96%
Other	4,867,844	4%	4,793,128	4%
Total	$113,918,515	100%	$113,192,397	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $4,570,000 and $5,195,000 at March 31, 2007 and June 30, 2006, respectively, or 1.07% and 1.19% of total loans, respectively. The Bank's allowance for loan losses was equal to 126% and 106% of the total non-performing loans at March 31, 2007 and June 30, 2006, respectively. The following table represents the Bank's non-performing loans as of March 31, 2007 and June 30, 2006:

Description	March 31, 2007	June 30, 2006
Residential Real Estate	$424,000	$521,000
Commercial Real Estate	1,862,000	2,980,000
Commercial Loans	1,725,000	1,553,000
Consumer and Other	559,000	141,000
Total non-performing	$4,570,000	$5,195,000

Non-performing loans decreased in the nine months ended March 31, 2007 compared to June 30, 2006. Of total non-performing loans at March 31, 2007, $1,684,200 of these loans were current and paying as agreed compared to $1,882,000 at June 30, 2006. Non-performing loans, compared to June 30, 2006, decreased $625,000. The increase in consumer and other non-performing loans of $418,000 was primarily due to indirect auto loans pending sale at auction. The difference between the carrying amount of the indirect auto loan and its estimated auction sale value, if lower, had been charged off. The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss is incorporated in determining the adequacy of the allowance for loan losses.

At March 31, 2007, the Bank had $833,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $2,516,000 when compared to the level of $3,349,000 at June 30, 2006. This decrease was primarily due to two commercial real estate loans which had a weakness at June 30, 2006 that was resolved during the nine months ended March 31, 2007.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

3-31-07	12-31-06	9-30-06	6-30-06	3-31-06
2.47%	2.93%	2.54%	2.09%	3.10%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding non-performing loans which are current and paying as agreed, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 2.08% as of March 31, 2007.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,756,000 as of March 31, 2007 as compared to $5,496,000 as of June 30, 2006, representing 1.35% and 1.26%, respectively, of total loans for each of the periods. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended March 31, 2007, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of March 31, 2007 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in January 2007. At the time of the examination the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of two insurance companies and in separate accounts of a third insurance company. The investment quality of the BOLI general account policies is dependent on the creditworthiness of the insurance company. For the BOLI separate account policy, the investment quality is dependent on the securities held in trust by the insurance company for the bank. Standard and Poor's rated these companies AA- or better at March 31, 2007.  Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 19.3% of Company's capital plus the allowance for loan losses at March 31, 2007, which is below the 25% regulatory limit.

Goodwill of $2,506,538 as of March 31, 2007 increased $2,098,641 as compared to $407,897 as of June 30, 2006. The increase resulted from consideration paid in excess of identified tangible and intangible assets from the three insurance agency acquisitions in the nine months ended March 31, 2007.

Intangible assets of $3,970,371 as of March 31, 2007 increased $2,050,706, from $1,919,665 as of June 30, 2006. This asset consists of customer list and non-compete agreement intangibles from insurance agency acquisitions. This increase in intangibles includes additions of $2,285,000 in customer list intangibles from the three insurance agency acquisitions in the nine months ended March 31, 2007 net of intangible amortization of $234,294 for the nine month ended March 31, 2007. See Note 1 of the consolidated financial statements as of June 30, 2006 for additional information on intangible assets.

Capital Resources and Liquidity

The Bank continues to attract new local core and certificate of deposit relationships. As alternative sources of funds, the Bank utilizes FHLB advances and brokered time deposits ("brokered deposits") when their respective interest rates are less than the interest rates on local market deposits. FHLB advances are used to fund short-term liquidity demands and supplement the growth in earning assets.

Total deposits of $382,446,242 as of March 31, 2007 decreased $12,847,135, or 3%, from $395,293,377 as of June 30, 2006. Excluding the decrease in brokered deposits, customer deposits increased $2,500,844, or 1%. Certificates of deposits increased $7,424,991, or 3%, reflecting the competitive pressure for higher rate certificates. Brokered deposits decreased $15,347,979, or 30%, from the repayment of maturing balances reducing this source of wholesale funding. NOW accounts increased $687,542, or 1%. Demand deposit accounts decreased $2,572,991, or 7%, Money market accounts decreased $275,716, or 3%, and savings accounts decreased $2,762,982, or 11%, during the nine months ended March 31, 2007. Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less, with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $372,874,376 for the three months ended March 31, 2007 decreased $19,170,686, or 5%, compared to the average for the three months ended March 31, 2006 of $392,045,062. This decrease in total average deposits compared to March 31, 2006 was attributable to a decrease in average demand deposits of $2,757,121, or 7%, a decrease in average NOW accounts of $5,763,486, or 10%, a decrease in average money markets of $3,232,386, or 26%, a decrease in average savings of $5,711,146, or 21%, and a $18,757,534, or 36%, decrease in average brokered time deposits. These decreases were partially offset by a $17,050,987, or 8%, increase in average certificate of deposits. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit, and, in the case of demand deposits, the loss of commercial customers. Excluding average brokered deposits, average customer deposits decreased $413,152, or less than 1%, for the three months ended March 31, 2007 compared to the same period one year ago. At March 31, 2007, brokered time deposits as a percentage of total assets was 6.5% compared to 9.2% at June 30, 2006 and 7.6% at March 31, 2006. The weighted average maturity for the brokered deposits was approximately 0.9 years. Even though deposit interest rates have remained competitive, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to certificates of deposit.

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

Advances from the Federal Home Loan Bank (FHLB) were $79,266,820 as of March 31, 2007, an increase of $3,378,222, or 4%, from $75,888,598 as of June 30, 2006. At March 31, 2007, we had pledged U.S. government-sponsored enterprise and mortgage-backed securities of $21,215,756 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government-sponsored enterprise and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $77,764,098 for the three months ended March 31, 2007, an increase of $543,242, or 1%, compared to $77,220,856 average for the same period last year.

Securities sold under repurchase agreements were $34,205,331 as of March 31, 2007, an increase of $4,567,905, or 15%, from $29,637,426 as of June 30, 2006. Market interest rates are offered on this product. At March 31, 2007, we had pledged U.S. government-sponsored enterprise and mortgage-backed securities of $41,251,380 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $37,705,463 for the three months ended March 31, 2007, an increase of $6,831,475, or 22%, compared to the average for the three months ended March 31, 2006.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At March 31, 2007, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of March 31, 2007 in addition to the traditional retail deposit products:

Brokered time deposit	$ 104,017,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 18,177,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$ 30,257,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 152,451,000

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

The following table summarizes the outstanding junior subordinated notes as of March 31, 2007:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	8.15%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.42%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,059,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The 2004 Stock Repurchase Plan, approved by the Board of Directors on January 16, 2004, was terminated by the Board of Directors on December 15, 2006. It was replaced with the 2006 Stock Repurchase Plan on the same date. Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. The repurchase program may be discontinued by the Northeast Bancorp at any time. For the three months ended March 31, 2007, the Company repurchased no shares of stock. Total stock repurchases under the 2004 Plan were 145,500 shares for $3,204,092 through December 31, 2006. Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $41,621,817 as of March 31, 2007, as compared to $39,096,125 at June 30, 2006. The increase of $2,525,692, or 6%, was due to the net income for the nine months ended March 31, 2007 of $1,396,991, stock issued in connection with the acquisition of the South Paris branch real estate of $103,000, exercise of employee stock options of $6,550, and a decrease in other comprehensive loss of $1,680,866 partially offset by dividends paid of $661,715. Book value per common share was $16.97 as of March 31, 2007, as compared to $15.98 at June 30, 2006. The ratio of total average equity to total average assets of the Company was 7.49% as of March 31, 2007 and 7.01% at June 30, 2006

The Company's net cash used by operating activities was $2,086,027 during the nine months ended March 31, 2007, which was a $5,473,387 decrease compared to the same period in 2006, and is primarily attributable to an increase in loans held-for-sale for the nine months ended March 31, 2007. Investing activities were a net source of cash provided primarily due to maturing investment securities and a decrease in loans partially offset by the insurance agency acquisitions during the nine months ended March 31, 2007 as compared to the same period in 2006. Financing activities resulted in a net use of cash from a decrease in deposits partially offset by an increase in securities sold under repurchase agreements and an increase in FHLB advances compared to the same period in 2006. Overall, the Company's cash and cash equivalents increased by $8,334,377 during the nine months ended March 31, 2007.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2007, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2007, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total capital to risk weighted assets	$ 57,586	13.95%	$ 33,014	> 8.00%	$ 41,268	> 10.00%
Tier 1 capital to risk weighted assets	$ 49,841	12.08%	$ 16,507	> 4.00%	$ 24,761	> 6.00%
Tier 1 capital to total average assets	$ 49,841	9.08%	$ 21,946	> 4.00%	$ 27,433	> 5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total capital to risk weighted assets	$ 52,266	12.72%	$ 32,872	> 8.00%	$ 41,091	> 10.00%
Tier 1 capital to risk weighted assets	$ 47,143	11.47%	$ 16,437	> 4.00%	$ 24,655	> 6.00%
Tier 1 capital to total average assets	$ 47,143	8.65%	$ 21,812	> 4.00%	$ 27,265	> 5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2007, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$79,266,820	$34,266,820	$30,000,000	$5,000,000	$10,000,000
Junior subordinated notes	16,496,000	-	16,496,000	-	-
Capital lease obligation	2,686,094	132,423	285,603	315,700	1,952,368
Other borrowings	1,992,000	375,474	826,381	435,947	354,198
Total long-term debt	100,440,914	34,774,717	47,607,984	5,751,647	12,306,566

Operating lease obligations (1)	3,226,376	360,154	427,256	344,645	2,094,321
Total contractual obligations	$103,667,290	$35,134,871	$48,035,240	$6,096,292	$14,400,887

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$8,479,984	$8,479,984	$-	$-	$-
Commitments related to loans held for sale(3)	1,009,915	1,009,915	-	-	-
Unused lines of credit (4)(5)	44,173,913	21,650,453	4,048,504	1,135,510	17,339,446
Standby letters of credit (6)	1,270,533	1,270,533	-	-	-
	$54,934,345	$32,410,885	$4,048,504	$1,135,510	$17,339,446

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2007 was a loss of $448.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2007.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2007 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1. a.	Risk Factors There have been no material changes in the risk factors set forth in the last 10-K.

Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description
3.1
Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission.

3.2
Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to amendment No. 1 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exhaange Commission.

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

Date: May 12, 2007		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1
Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exchange Commission.

3.2
Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to amendment No. 1 to Northeast Bancorp's Registration Statement on Form S-4 (No. 333-31797) filed with the Securities and Exhaange Commission.

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