Form 10-K
period 2007-06-30
NORTHEAST BANCORP /ME/
filed 2007-09-27
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission file number (1-14588)
NORTHEAST BANCORP
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)	01-0425066 (I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine (Address of principal executive offices)	04240 (Zip Code)
Registrant's telephone number, including area code:	(207) 786-3245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	NASDAQ

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

The aggregate market value of the Registrant's common shares held by non-affiliates, as of December 29, 2006, was approximately $46,845,271 based on the last reported sales price of the Company's common shares on the American Stock Exchange as of the close of business on such date.  Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.  On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  There were 2,391,332 common shares of the registrant outstanding as of September 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2007 Annual Meeting of Shareholders	III

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

PART I

Item 1.  Business

Overview and History

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA").  Prior to 1996, the Company operated under the name Bethel Bancorp.  The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has eleven banking branches. The Bank offers property and casualty insurance products through the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG").  NBIG has eleven insurance agency offices, four of which are located in our banking branches. In addition, we also offer investment brokerage services, including financial planning products and services, through our office in Falmouth, Maine.  The investment brokerage services are offered as a division of the Bank.

Northeast Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B. ("Bethel"), is a Maine state-chartered bank and a member of the Federal Reserve System.  From 1987 to August 2004, Northeast Bank was a federal savings bank and the Company was a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS").  In August 2004, Northeast Bank's charter was converted into a Maine state-chartered universal bank, and the Company became a bank holding company under the BHCA.  In connection with the conversion of its charter, Northeast Bank applied for and was granted membership in the Federal Reserve System.  Accordingly, the Company and Northeast Bank are currently subject to the regulatory oversight of the Federal Reserve Board ("FRB") and the State of Maine Bureau of Financial Institutions.

As of June 30, 2007, the Company, on a consolidated basis, had total assets of approximately $557 million, total deposits of approximately $365 million, and stockholders' equity of approximately $41 million.  Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Strategy

Northeast Bancorp through its subsidiary, Northeast Bank, the Bank's subsidiary, NBIG,  and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management’s strategy is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services per household, increasing non-interest income from expanded investment and insurance brokerage and trust services, and controlling the growth of non-interest expenses.  Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area.

Our community banking strategy emphasizes the development of long-term full banking relationships with customers at each branch location by providing consistent, high quality service from:

•	employees with local decision-making authority;

•	employees who are familiar with the customers' needs, their business environment and competitive demands; and

•	employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking and other financial related services to our customers and in an effort to develop strong, long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies.  In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages.  In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers.  In particular, we expanded our insurance division through acquisitions in order to provide a broader array of insurance products to our customers, and we have continued to maintain an investment banking services division to provide financial planning products and service to them as well.

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

Market Area

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  NBIG has offices in Auburn, Anson, Augusta, Bethel, Jackman, Livermore Falls, Mexico, Rangeley, Scarborough, South Paris and Turner, Maine from where the Bank's insurance division offers personal and commercial casualty and property insurance products.  The Company's market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced moderate growth in recent years.

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

Businesses are solicited through the personal efforts of the officers and directors of both Northeast Bancorp and the Bank.  We believe that a locally-based, independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs.  We also believe that we are able to make prudent lending decisions more quickly than our competitors without compromising asset quality or profitability.

Competition

We encounter intense competition in our market area in making loans, attracting deposits, and selling  other customer products and services.  The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking,  and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers.  In one or more aspects of our business, we compete with other savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and elsewhere.  Many of our primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets.  They may also offer services that we do not currently provide.

The principal factors in competing for deposits are convenient office locations, flexible hours and interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance our ability to compete successfully in our market areas.  Further, we also offer a wide range of financial services to our customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

Lending Activities

General

The primary source of income generated by the Bank is from the interest earned from our loan portfolio. The principal lending activities of the Bank are the origination and purchase of conventional mortgages for the purpose of constructing, financing, or re-financing one-to-four family residential properties and commercial properties.  The majority of the properties securing the mortgage loan portfolio are located in the State of Maine.  However, in an effort to diversify the geographic scope of the real estate collateral held by it, the Bank does purchase, in the secondary market, residential mortgage loans collateralized by properties in other states.  Interest rates and origination fees charged on loans originated by the Bank are generally competitive with other financial institutions and other mortgage originators in its general market area.

Although residential and commercial real estate lending remains a strong component of the Bank's lending operations, consistent with our business strategy, we also actively seek an increased volume of commercial and consumer loans.  Commercial loans are originated for commercial construction, acquisition, remodeling and general business purposes.  In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration.  Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments.  We also pursue quality indirect lending through local automobile and recreational vehicle dealerships.

Residential Lending

The major component of the Bank's lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its primary service areas.  The Bank offers a variety of mortgage loan products.  Its originations generally consist of adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having terms of 15 years or 30 years amortized on a monthly basis, with principal and interest due each month.  The Bank holds in portfolio all adjustable rate mortgage loans. Fixed rate loans are sold into the secondary market.  Additionally, the Bank offers home equity loans and home equity lines of credit.

The Bank offers adjustable rate mortgages with rate adjustments tied to the weekly average rate of one, three and five year U.S. Treasury securities with specified minimum and maximum interest rate adjustments.  The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank generally charges a higher interest rate if the property is not owner-occupied.  It has been the Bank's experience that the proportions of fixed-rate and adjustable-rate loan originations depend in large part on the interest rate environment.  As interest rates fall, there is generally a reduced demand for variable rate mortgages and, as interest rates rise, there is generally an increased demand for variable rate mortgages.

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance.  In the case of mortgage loans, the Bank will procure mortgagee's title insurance to protect against defects in its lien on the property that may collateralize the loan.  The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

Although the contractual loan payment period for single-family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.  The Bank generally does not charge a penalty for prepayment of mortgage loans.  Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage.  In general, the Bank enforces due on sale clauses.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans.  Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property.  Although the largest multi-family or commercial loan in our portfolio at June 30, 2007 was $2,597,020, most of these loans have balances under $500,000.

The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums and other types of buildings, which are located in its primary market area.  Multi-family and commercial real estate loans generally have fixed or variable interest rates indexed to FHLB and prime interest rates with notes having terms of 3 - 5 years.  Mortgage loan maturities have terms up to 15 years.

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

Commercial Lending

The Bank offers a variety of commercial loan services including term loans, lines of credit and equipment and receivables financing.  A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including the support of inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery.  Equipment loans are typically originated on both a one year line of credit basis and on a fixed-term basis ranging from one to five years.  The purpose of a particular loan generally determines its structure.

The Bank's commercial loans primarily are underwritten in the Company's market areas on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory.  As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other business assets, although such loans may be made on an uncollateralized basis.  Collateralized working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Consumer Loans

Consumer loans made by the Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, mobile home loans, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans, primarily small trucks and automobiles, which are payable on an installment basis.  Most of these loans are for terms of up to 60 months and, although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral.  Consumer loans are made at fixed and variable interest rates and may be made based on up to a 7 year amortization schedule.

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

Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers.  Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas.  These automobile dealers are selected by us.  Currently most of these loans were originated by 86 dealers located in our market area.  Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance.  The indirect origination of consumer loan products generally requires funding of dealer reserves.  These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions.  The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid.  The same process applies to indirect recreational vehicle lending.

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

The Bank also may make residential construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.  The Bank has limited reliance on this type of loan.  Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion, and because it is relatively difficult to evaluate accurately the total amount of funds required to complete a project.

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines.  Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  Construction loans on residential properties are generally made in amounts up to 80% of appraised value.  Construction loans to developers generally have terms of up to 12 months.  Loan proceeds on builders' projects are disbursed in increments as construction progresses and as inspections warrant.  The maximum loan amount for construction loans is based on the lesser of the current appraisal value or the purchase price for the property.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.  Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The legal lending limit of the Bank, as of June 30, 2007, was approximately $6.4 million.

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

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter.  If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage.  Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan.  Title insurance is required on loans collateralized by real property.  Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period.

Other Subsidiaries

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI), through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996, and ASI now is an inactive corporate subsidiary.

NBIG, a Maine corporation and a wholly-owned subsidiary of the Bank, was originally formed in 1982 and was formerly known as Northeast Financial Services, Inc. ("NFS"). It transitioned from an entity for real estate development projects, which terminated in fiscal 2005, to acquiring insurance agencies. Subsequent to the 2004 acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS, Solon-Anson was merged into NFS in April, 2005.  NFS's name was then changed to Northeast Bank Insurance Group, Inc. in May 2005.  NBIG now supports the Bank's insurance agencies, which allows the Bank to deliver insurance products to its customers. At June 30, 2007, investment in and loans to this subsidiary constituted 0.80% of the Company's total assets.

Employees

As of June 30, 2007, the Company, the Bank and its subsidiary together employed 200 full-time and 24 part-time employees.  The Company's employees are not represented by any collective bargaining unit.  The Company believes that its relations with its employees are good.

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

The BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Generally, permissible activities for bank holding companies include, among other things, factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as an agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHCA does not place territorial limits on permissible non-bank activities of bank holding companies. In making determinations of what non-banking activities are permissible, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB. Further, despite prior approval, the FRB reserves the power to order any bank holding company or its subsidiaries to terminate any activity when the FRB has reasonable grounds to believe that continuation of such activity constitutes a serious risk to the financial soundness, safety, or stability of the bank holding company or any of its bank subsidiaries.

Financial Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"), which amended the BHCA, significantly relaxed previously existing restrictions on the activities of bank holding companies and their subsidiaries to:

•	allow bank holding companies that qualify as "a financial holding company" to engage in a substantially broader range of activities that are financial in nature;

•	allow insurers and other financial service companies to acquire banks;

•	remove various restrictions that apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Under the GLB Act, an eligible bank holding company may elect to be a "financial holding company" and thereafter engage in a range of activities that are financial in nature and that are not permissible for bank holding companies. These activities, which can be conducted either directly or through a subsidiary, include those that are "financial in nature", such as insurance underwriting, securities underwriting and dealing and making merchant banking investments in commercial and financial companies. A financial holding company also may engage in any activity that the FRB determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and does not pose a substantial risk to the safety and soundness of an institution or the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company.

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

Interstate Banking and Branching. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") provides that bank holding companies which meet specified capital and management adequacy standards, and any state-imposed age requirements, are eligible to acquire banks in states other than their home states unless, as a result of such acquisition, the bank would control more than 10% of the total deposits of insured depository institutions in the United States or more than 30% of such deposits in that state (or other applicable state law limits).

Further, the Interstate Banking and Branching Act authorizes adequately capitalized and managed banks to cross state lines to merge with other banks, subject to certain restrictions, thereby creating interstate branches. A bank also may open new branches in a state in which it does not directly have banking operations if that state has enacted a law permitting de novo branching.

Maine law expressly authorizes interstate banking combinations that are approved by the Superintendent and do not result in deposit concentrations exceeding 30% of the total deposits of the State of Maine (unless such limitation is waived by the Superintendent). Further, interstate branch acquisitions and the establishment of de novo branches also are authorized under Maine law. However, if an out-of-state financial institution seeks to establish or acquire branches in Maine, the laws of the jurisdiction of such financial institution must expressly authorize, under conditions no more restrictive than the State of Maine, the Maine financial institution to engage in interstate branch acquisitions or establishment of de novo branches in that state.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate Federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "-- Capital Adequacy Guidelines - Classification of Banking Institutions" and "- Enforcement, Policies and Actions".

In addition, the "cross-guarantee" provisions of FDICIA require insured depository institutions which are under common control to reimburse the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy members of the FDIC. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the insurance fund. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

As a state-chartered commercial bank, Northeast Bank is subject to the applicable provisions of Maine law and the regulations adopted by the Maine Bureau of Financial Institutions. The FRB and the Maine Bureau of Financial Institutions will regularly examine the operations of Northeast Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. Maine law and the Superintendant regulate (in conjunction with applicable federal laws and regulations), among other things, Northeast Bank's capital, permissible activities, reserves, investments, lending authority, the issuance of securities, payment of dividends, transactions with affiliated parties and borrowing. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Loans to Insiders. Northeast Bank also is subject to certain restrictions imposed by federal and state banking regulatory agencies on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Sections 22(g) and 22(h) of the Federal Reserve Act, as amended, and Regulation O promulgated by the FRB provide that extensions of credit to such insiders (a) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees, (b) must not involve more than the normal risk of repayment or present other unfavorable features, and (c) may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northeast Bank's capital. The regulators do allow small discounts on fees on residential mortgages for directors, officers, and employees. Northeast Bank also is subject to certain lending limits and restrictions on overdrafts to such persons and extensions of credit in excess of certain limits must be approved by the board of directors of Northeast Bank. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on Northeast Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Northeast Bank or the imposition of a cease and desist order.

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

At June 30, 2007, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $3,632,000.

Capital Adequacy Guidelines

Minimum Capital Requirements. The Company and Northeast Bank are required to comply with capital adequacy standards established by the FRB. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the FRB: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to lessen disincentives for holding liquid assets. Under these standards, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, the Federal bank regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth. FRB policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially in excess of the minimum supervisory levels, without significant reliance on intangible assets.

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2007, the Company's consolidated Tier 1 Capital ratio was 9.07% and its Total Capital ratio was 13.97%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2007, was 12.02%.

Federal bank regulatory agencies also have adopted regulations which require regulators to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Other factors taken into consideration include: interest rate exposure, liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operational risks, including concentrations of credit and non-traditional activities. This evaluation is made as part of the institution's regular safety and soundness examination. Further, each Federal banking agency prescribes standards for depository institution holding companies relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum rates of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. In addition, pursuant to the requirements of FDICIA, Federal bank regulatory agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy.

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company.  As of June 30, 2007, Northeast Bank was in compliance with applicable minimum capital requirements.

Classification of Banking Institutions. Among other things, FDICIA provides Federal bank regulatory agencies with broad powers to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. The extent of those powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

The Federal bank regulatory agencies have adapted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

	Total Risk Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio	Other
Well Capitalized:	10% or greater	6% or greater	5% or greater	Not subject to any order or written directive to meet and maintain a specific capital level for any capital measure
Adequately Capitalized	8% or greater	4% or greater	4% or greater (3% in the case of a bank with a composite CAMEL rating of 1)
Undercapitalized	less than 8%	less than 4%	less than 4% ((3% in the case of a bank with a composite CAMEL rating of 1)
Significantly Undercapitalized	less than 6%	less than 3%	less than 3%
Critically Undercapitalized				Ratio of tangible equity to total assets is less than or equal to 2%

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a "well capitalized" or "adequately capitalized" depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease.  At June 30, 2007, Northeast Bank met the definition of a "well capitalized" institution.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take "prompt corrective action" if an insured depository institution fails to satisfy certain minimum capital requirements and other measures deemed appropriate by the federal banking regulators. See "- Capital Adequacy Guidelines" and "- Enforcement Policies and Actions." Failure to meet the capital adequacy guidelines could subject a banking institution to capital raising requirements. A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be "undercapitalized".  Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution's holding company. See "Bank Holding Company Regulation - Source of Strength; Safety and Soundness". A "significantly undercapitalized" depository institution may be subject to a number of requirements and restrictions, including orders to sell a sufficient quantity of voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically undercapitalized" institutions.

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

With respect to bank securities activities, the GLB Act repeals the exemption from the definition of "broker" previously afforded to banks and replaces it with a set of limited exemptions that permits certain activities which have been performed historically by banks to continue. Further, the GLB Act amends the securities laws to include banks with the general definition of dealer.  However, pending the passage of final regulations regarding the definition of “broker” and “dealer”, banks retain their current exemption from the definition.

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

Anti-Money Laundering and Anti-Terrorism Legislation

Congress enacted the Bank Secrecy Act of 1970 (the "BSA") to require financial institutions, including the Company and Northeast Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for the cooperative efforts.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented a broad range of corporate governance and accounting measures, executive compensation disclosure requirements, and enhanced and timely disclosure obligations for corporate information, all of which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act.

Specifically, the Sarbanes-Oxley Act and various regulations promulgated thereunder, established among other things:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients ;

•	additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting entity;

•	a prohibition on personal loans to directors and officers, except certain loans made by financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

•
additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	enhance independence and expertise requirements of members of audit committees;

•
expansion of the audit committee's authority and responsibility by requiring that the audit committee (a) have direct control of the outside auditor, (b) be able to hire and fire the auditor, and (c) approve all non-audit services;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

On September 11, 2007, the Company changed its listing from the American Stock Exchange to the NASDAQ Stock Exchange.  Both exchanges have adopted corporate governance rules that have been approved by the SEC.  Those rules are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted thereunder. Based on our total assets, we are first required to provide management’s assessment of the company’s internal control over financial reporting in our annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2007 (i.e., fiscal year 2008). In addition, we are required to obtain an attestation report by our auditors for the annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2008 (i.e., fiscal year 2009).  Compliance with the foregoing provisions is expected to increase our administrative costs.

Monetary Policy and Economic Control

The commercial banking business is affected not only by legislation, regulatory policies, and general economic conditions, but also by the monetary policy of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposit and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and these policies may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of Northeast Bank cannot be predicted.

Industry Restructuring

For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barrier to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements.  These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would".  In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communication made by or with the approval of the Company.

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

b)
A significant increase in competitive pressures in the banking and financial services industry and, more particularly, a significant increase in competition in the Company's market areas as described under "Business -- Market for Services and Competition";

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

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy.  The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially.  Further, federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers.  Such changes could adversely impact the Company's financial results.  In addition, the Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto have significantly increased the regulatory burdens of publicly held companies.  Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may divert resources from our core business operations and may adversely affect our profitability.   See "Item 1. Business Supervision and Regulation."

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

ITEM 1.a. Risk Factors

The following discusses risks that management believes are specific to our business and could have a negative impact on Northeast Bancorp’s financial performance. When analyzing an investment in Northeast Bancorp (the "Company”), the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

Changes in interest rates may have adverse impact on the Company’s profitability.

The Company’s profitability is largely a function of the spread between the interest rates earned on interest earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government, that influence market interest rates and the Company’s ability to respond to changes in such rates. At any given time, the Company’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates, including the slope of the interest rate curve, could adversely affect operating results.

Changes in economic conditions and the composition of the Company’s loan portfolio could lead to higher charge-offs or an increase in the Company’s provision for loan losses and may reduce the Company’s net income.

As a lender, the Company is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Company. Adverse changes in the economy or business conditions, either nationally or in the Company’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of the Company’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Company adversely. We make various assumptions and judgments about the collectibility of our loan portfolio and provide for an allowance for loan losses based on a number of factors.  If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Company to increase the allowance in the future by increasing the provision for loan losses. The Company has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Company’s financial condition or results of operations.

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

Competition

The financial services industry is highly competitive, with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Many of the Company’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, greater access to capital and funding and offer a broader array of financial products and services. In light of these factors, the Company’s ability to continue to compete effectively is dependent upon its ability to maintain and build relationships through top quality service.

Government Regulation and Supervision

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Company is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is difficult to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on the Company’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Company to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.

Internal Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the internal controls comply with appropriate regulatory guidance; any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

Litigation

Although there is currently no litigation to which the Company is a party, future litigation that arises during the normal course of business could be material and have a negative impact on the Company’s earnings. Future litigation could also adversely impact the reputation of the Company in the communities that it serves.

Attracting and Retaining Skilled Personnel

Attracting and retaining key personnel is critical to the Company’s success, and difficulty finding qualified personnel could have a significant impact on the Company’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks, and succession planning is built into the Company’s long-range strategic planning process.

Item 2.  Properties

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005.  The Bank entered into a 15 year lease with respect to the Headquarters Building, and we moved our principal executive and administrative offices to this four story building located in downtown Lewiston.  We lease the entire building, a total of 27,000 square feet.  For the first ten years of the lease, the annual rent expense is approximately $264,000.  In addition to executive and administrative offices, this building also houses our operations, loan processing and underwriting, loan servicing, accounting, human resources and commercial lending departments.  We also opened a 500 square foot branch office in this building and completed the relocation of the above offices and departments in August 2005.

In addition to the branch office located in our Headquarters Building, we have 11 additional banking branches located in the State of Maine, as set forth below.
Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
882 Lisbon Street, Lewiston	Lease (2)
500 Canal Street, Lewiston	Lease (3)
26 Pleasant Street, Mechanic Falls	Fee Simple
77 Middle Street, Portland	Lease (4)
235 Main Street, South Paris	Fee Simple

Insurance Agency Locations
59 Main Street, Anson	Lease (5)
350 Minot Avenue, Auburn*	Lease (5)
235 Western Avenue, Augusta*	Fee Simple
11 Main Street, Bethel*	Fee Simple
346 Main Street, Jackman	Lease (5)
28 Main Street, Livermore Falls	Lease (7)
89 Main Street, Mexico	Lease (5)
2568 Main Street, Rangeley	Lease (5)
423 U. S. Route 1, Scarborough	Lease (6)
235 Main Street, South Paris*	Fee Simple
10 Snell Hill Road, Turner	Fee Simple

*Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.

(1) Lease term is ten years and expires May 1, 2016.
(2) Lease term is 15 years and expires January 14, 2014.
(3) Lease term is 15 years and expires July 15, 2020.
(4) Lease term is five years and expires September 30, 2012.
(5) Lease term is one year and automatically renews in September each year.
(6) Lease term is three years and expires July 31, 2010.
(7) Lease term is eight months and expires December 31, 2007.

The Bank's investment division leases space at 202 US Route One, Falmouth, Maine which has a term of five years and expires August 31, 2012. In addition, the Bank has purchased land in Windham, Maine.

On September 1, 2006, the Company purchased its South Paris, Maine branch, previously leased from a member of our Board of Directors. The $400,000 purchase price was based upon an independent appraisal.  The consideration paid was 5,000 shares of Company common stock and $297,000 in cash. The common stock issued was based on the market price on the day prior to the closing. This acquisition was not material to the balance sheet or the results of operations for the Company.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Bank is a party or of which any of the Bank's property is the subject.  There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's securities-holders during the fourth quarter of the fiscal year ended June 30, 2007.

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

Name	Age	Position with Company and/or Bank
James D. Delamater	56	President and Chief Executive Officer (1)
Philip C. Jackson	63	Senior Vice President of Bank Trust Operations
Pender J. Lazenby	57	Chief Risk Officer
Marcel Blais	48	Chief Operating Officer
Robert S. Johnson	55	Chief Financial Officer (1)
Suzanne Carney	40	Clerk

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  The common stock of Northeast Bancorp currently trades on the NASDAQ under the symbol "NBN". As of the close of business on September 20, 2007, there were approximately 2,391,332 shares of common stock outstanding held by approximately 446 stockholders of record.

The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for periods indicated.

2006 - 2007	High	Low	Div Pd
Jul 1- Sep 30	21.39	19.18	.090
Oct 1 - Dec 31	19.77	18.20	.090
Jan 1 - Mar 31	20.30	18.34	.090
Apr 1 - Jun 30	18.89	16.60	.090

2005 – 2006	High	Low	Div Pd
Jul 1- Sep 30	22.50	19.85	.090
Oct 1 - Dec 31	24.00	21.66	.090
Jan 1 - Mar 31	24.50	20.80	.090
Apr 1 - Jun 30	22.10	20.76	.090

On September 20, 2007, the last reported sale price of the Company's Common stock as quoted on NASDAQ was $17.75. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, the amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank.  Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Stock repurchases under the 2006 Stock Repurchase Plan for the year ended June 30, 2007 totaled 3,800 shares at an average price per share of $17.88.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Apr. 1 – Apr. 30	-	-	-	200,000
May 1 – May 31	-	-	-	200,000
Jun. 1 – Jun. 30	3,800	17.88	3,800	196,200
(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that its Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2007, unless extended.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$35,682	$35,456	$32,674	$28,124	$29,026
Interest expense	20,097	16,761	13,967	12,079	13,769

Net interest income	15,585	18,695	18,707	16,045	15,257

Provision for loan losses	989	1,226	1,302	962	1,091
Other operating income (1)	7,903	6,578	5,083	4,670	4,174
Net securities gains	42	17	68	201	922
Other operating expenses (2)	20,075	18,209	16,684	14,799	13,530

Income before income taxes	2,466	5,855	5,872	5,155	5,732
Income tax expense	579	1,851	1,853	1,643	1,877

Net income	$1,887	$4,004	$4,019	$3,512	$3,855

Consolidated per share data:
Net income:
Basic	$0.77	$1.61	$1.60	$1.38	$1.46
Diluted	$0.76	$1.59	$1.57	$1.35	$1.44
Cash dividends	$0.36	$0.36	$0.36	$0.35	$0.32
Selected balance sheet data:
Total assets	$556,801	$562,918	$575,900	$538,754	$467,684
Loans receivable	425,571	435,663	461,052	432,594	378,987
Deposits	364,554	395,293	396,219	377,820	318,743
Borrowings	147,564	124,860	136,293	121,443	109,871
Total stockholders' equity	40,850	39,096	39,870	36,453	36,499
Other ratios:
Return on average assets	0.34%	0.70%	0.71%	0.71%	0.86%
Return on average equity	4.59%	9.95%	10.39%	9.50%	10.58%
Average equity to average total assets	7.37%	7.07%	6.86%	7.51%	8.11%
Common dividend payout ratio	46.77%	22.40%	22.65%	25.93%	22.22%

(1) Includes primarily fees for deposit, investment brokerage and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition which follows presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2007, 2006 and 2005.  This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition.  You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2007 have been reclassified to conform to the 2007 presentation.

A NOTE ABOUT FORWARD LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of the impact of changes in interest rates, capital spending, and revenue sources.  These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements.  These forward looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "intend", “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would".  In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

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

CRITICAL ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contain a summary of Northeast Bancorp's significant accounting policies.  The level of the allowance for loan losses is important to the presentation of the Company's results of operations and financial condition.  The determination of what the loan loss allowance should be requires management to make subjective and difficult judgments, some of which may relate to matters that are inherently uncertain.  Actual results may differ materially from these estimates and assumptions. See Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.  The larger the provision for loan loss, the greater the negative impact on our net income.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry, and other environmental factors.  Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see “Asset Quality” below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB”) under the Bank Holding Company Act of 1956.  The Company also is a registered Maine financial institution holding company.  The FRB is the primary regulator of the Company and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions.  We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2007, from 12 banking offices and 11 insurance agency offices all located in western and south-central Maine.  At June 30, 2007, we had consolidated assets of $556.8 million and consolidated stockholders' equity of $40.8 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank.  Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank.  In addition to the Bank’s eleven branch offices, its investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  The Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. offers personal and commercial property and casualty insurance products.  Four of its eight insurance agency offices operate in our Auburn, Augusta, Bethel, and South Paris, Maine branches.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, indirect consumer loans and consumer loans.  The Bank sells residential mortgage and commercial real estate loans into the secondary market.  The Bank also invests in mortgage-backed securities, securities issued by United States Government-sponsored enterprises and municipal securities.  The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, investment brokerage and insurance commissions.  We increased insurance commissions in fiscal 2007 by expanding our insurance agency through acquisitions. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates received and paid on these balances.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on interest earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase noninterest income from expanded trust, investment and insurance brokerage services and control the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.  For the twelve months ended June 30, 2007, we acquired four insurance agencies.  On August 30, 2007, we acquired the Hartford Agency in Lewiston, Maine, our fifth purchase, for $1,358,000 in cash and debt.

The Company's profitability is affected by the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing  liabilities, or alternatively by interest margin, which is net interest income as a percentage of average interest earning assets.  It is also affected by the level of the provision for loan losses, noninterest income and noninterest expense of Northeast Bancorp and the Bank, and the effective tax rate. Noninterest income consists primarily of loan and deposit service fees, trust, investment brokerage and insurance brokerage fees and gains on the sales of loans and investments.  Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

Economic Conditions

We believe that our market area has generally witnessed modest economic growth and a slowing of real estate appreciation from 2006 through 2007.  The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity and financial condition.  We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

    The following were significant factors comparing our results for fiscal 2007 to fiscal 2006:

•	Four insurance agencies were acquired in twelve months ended June 30, 2007.

•	Revenues from our investment brokerage, insurance, and trust and wealth management divisions increased by 28%.

•	Commercial real estate loans were sold to the secondary market, increasing gain on sale income by $428,000.

•
Net interest margins decreased to 299 basis points compared to 349 basis points in fiscal 2006 and, combined with a decrease in total interest earning assets, resulted in a decrease in net interest income.

•	Though net income decreased in fiscal 2007, our financial condition and liquidity remain strong.

•	The Company and the Bank are “well capitalized” under regulatory definitions.

•	The allowance for loan losses increased by $260,000 in fiscal 2007, to $5,756,000, and, as a percentage of total loans, increased in fiscal 2007 to 1.35% compared to 1.26% in fiscal 2006.

•	Net income decreased to $1,886,677 for fiscal 2007 compared to $4,004,199 for fiscal 2006.

On September 1, 2006, the Bank purchased the real estate located at 235 Main Street, South Paris, Maine, (our South Paris branch) from a director for a purchase price of $400,000.  The price was determined through an independent, third party appraisal.  We paid $297,000 in cash and 5,000 shares of Northeast Bancorp common stock (based on the $20.60 per share closing price on August 31, 2006).  Management believes that the transaction reflected arms-length, negotiated terms.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2007 and 2006

Overview

For the fiscal year ended June 30, 2007 ("fiscal 2007"), we reported net income of $1,886,677, or $0.76 per diluted share, as compared to $4,004,199, or $1.59 per diluted share, for the fiscal year ended June 30, 2006 ("fiscal 2006"), a decrease of  $2,117,522, or 53%.  This decrease was attributable to a decrease in net interest income due to a decrease in net interest margin and increased noninterest expense which were partially offset by a decrease in the provision for loan losses and an increase in noninterest income.  The return on average assets was 0.34% in fiscal 2007 compared to 0.70% in fiscal 2006.  The return on average equity was 4.59% in fiscal 2007 and 9.95% in fiscal 2006.  The decrease in our return on average assets and return on average equity was due to decreased net income for fiscal 2007.

Net interest income decreased by 17% in fiscal 2007. This decrease was primarily due to a decrease in our net interest margin of 50 basis points compared to fiscal 2006, combined with a decrease in average interest earning assets of approximately $11.0 million as compared to the average interest earning assets in fiscal 2006. Of the decrease in average interest earning assets, average loans decreased $15.0 million and average interest-bearing deposits and regulatory stock decreased $0.6 million, partially offset by average investment securities, which increased $4.6 million.  Noninterest income increased 20% during fiscal 2007 primarily from increased investment brokerage and insurance commission revenue, gains on the sale of residential real estate and commercial real estate loans and net securities gains.  These increases were partially offset by lower fees and services charges on loans and deposits.  The provision for loan losses decreased 19% primarily due to a decrease in loans.  Noninterest expense increased 10% during fiscal 2007, which was primarily due to increases in salaries and employee benefits expense, equipment expense, amortization of intangibles associated with the four insurance agency acquisitions and other expenses.

Net Interest Income

Net interest income decreased by $3,110,245, or 17%, during fiscal 2007, primarily as a result of a decrease in net interest margin.    Average interest earning assets decreased $11.0 million during fiscal 2007 due to a $15.0 million decrease in average loans that was partially offset by a $4.7 million increase in average investment securities.  Regulatory stock and interest-bearing deposits decreased $0.6 million. The decrease in average residential real estate construction, commercial real estate and commercial loans of $22.9 million was partially offset by a $7.9 million increase in consumer loans.  The increase in average investment securities was due to increases in mortgage-backed securities used to pledge as eligible collateral for FHLB advances, and securities sold under agreements to repurchase and municipal securities.  Average interest-bearing deposits decreased by $13.5 million, or 4%, during fiscal 2007 primarily due to a decrease in average brokered deposits, which decreased by $18.8 million and reduced our dependency on wholesale funding.  All other interest-bearing, non-maturing deposits decreased, in the aggregate amount of $14.1 million, offset by an increase in certificates of deposit of $19.4, for a net increase of $5.3 million.   Average repurchase agreements increased during fiscal 2007 by $4.7 million, or 15%.  Average borrowings increased, primarily due to debt incurred in the acquisition of insurance agencies. The yield on average interest earning assets increased 19 basis points, to 6.79%, in fiscal 2007.  The cost of funds increased 75 basis points, to 4.20%, due to an increase in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2006 to 2007 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2007 versus June 30, 2006

	Difference Due to
	Volume	Rate	Total
Investments	$131,490	$375,714	$507,204
Loans, net	(1,075,851)	799,395	(276,456)
FHLB deposits & other	33,336	42,035	75,371
Total interest-earning assets	(911,025)	1,217,144	306,119

Deposits	(437,192)	2,775,059	2,337,867
Repurchase agreements	154,571	422,677	577,248
Borrowings	42,110	379,167	421,277
Total interest-bearing liabilities	(240,511)	3,576,903	3,336,392
Net interest income	$(670,514)	$(2,359,759)	$(3,030,273)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between Volume and Rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital leases and junior subordinated debentures.  The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $197,674 and $117,702 for the twelve months ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses

The provision for loan losses in fiscal 2007 was $989,158, a decrease of $237,255, or 19%, compared to fiscal 2006.  This decrease in the provision for loan losses reflects the overall decrease in loans of approximately $10.0 million.  The impact of this decrease in loans on the provision for loan losses was partially offset by higher loan delinquency, higher classified and criticized loans, higher net losses, and slightly lower nonperforming loans for fiscal 2007.  Net charge-offs were $729,200 in fiscal 2007 compared to $630,300 in fiscal 2006.  This $98,900 increase was primarily in residential real estate and indirect consumer loans. Net charge-offs to average loans outstanding was 0.17% in fiscal 2007 compared to 0.14% in fiscal 2006.

The allowance for loan losses at June 30, 2007 was $5,756,000 as compared to $5,496,000 at June 30, 2006, an increase of $260,000, or 5%.  The ratio of the allowance to total loans was 1.35% at June 30, 2007 compared to 1.26% at June 30, 2006.  The ratio of the allowance for loan losses to nonperforming loans was 113% at June 30, 2007 and 106% at June 30, 2006, reflecting an increase of $260,000 in the allowance for loan losses and a $105,000 decrease in nonperforming loans, to $5,090,000, primarily due to nonperforming commercial real estate loans.  Of total non-performing loans at June 30, 2007, $2,038,000 million was current with principal and interest payments.  Nonperforming loans were 1.20% of total loans at June 30, 2007 as compared to 1.19% at June 30, 2006, also due to a decrease in total loans.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2007 and 2006 was $7,944,827 and $6,594,881, respectively, an increase of $1,349,946, or 20%, in fiscal 2007.  Most of this increase was due to the increase in investment brokerage and insurance commission income and gain from sale of loans.

Fees for other services to customers of $1,042,648 decreased $71,433, or 6%, during fiscal 2007.  This decrease was due to lower transaction service fees and overdraft fee revenue as compared to fiscal 2006.

Net securities gains of $42,349 increased $25,014, or 144%, during fiscal 2007.  The volume of securities sold in fiscal 2007 increased from fiscal 2006.  Gains from the sale of equity and bond securities are subject to market and economic conditions, and there can be no assurance that gains reported in prior periods will be achieved in the future.

Gains on the sales of loans of $869,255 increased $560,478, or 182%, during fiscal 2006.  This increase was primarily due to gains on the sales of commercial loans of $455,680. Gains on the sales of residential real estate loans were $413,575, an increase of $104,798 over fiscal 2006.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $2,385,118 increased $615,818, or 35%, during fiscal 2007.  This increase was primarily due to adding investment brokers and increased production from existing investment brokers.

Insurance commissions of $2,330,435 increased $413,613, or 21%, during the fiscal year 2007 due to the partial year impact of the acquisition of the Palmer, Sturtevant & Ham, and Southern Maine insurance agencies.  The Russell Agency was acquired on June 28, 2007, the last business day of fiscal 2007.

Bank owned life insurance (BOLI) income of $388,613 increased $21,674, or 6%, during fiscal 2007. This increase was due to an increase in the average interest yield, net of mortality cost, to 3.85% in fiscal 2007 from 3.81% in fiscal 2006.  The additions to cash surrender value are based on this average interest yield.  These interest rates are determined by the life insurance companies and are reset quarterly or annually.   Each policy is subject to minimum interest rates.

Other noninterest income of $806,524 decreased $197,473, or 20%, during fiscal 2007.  This decrease was primarily due to  the fiscal 2006 deposit premium received of $500,845 from the sale of the deposits and certain loans of the Lisbon Falls branch, with no such corresponding transaction occurring in fiscal 2007.  This decrease was partially offset by an increase in trust fee revenue of $83,384, a change in gain on the sales of fixed assets of $202,326 and an increase in gains from the trading of covered call options of $31,412.  The gain on the sale of fixed assets in fiscal 2007 of $73,963 was primarily from the sale of the former Lisbon Falls branch building and land compared to a loss on the sale of fixed assets in fiscal 2006 of $128,363.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2007 and 2006 was $20,075,186 and $18,208,504, respectively, an increase of $1,866,682, or 10%.  The increase in fiscal 2007 was primarily due to an increase in salaries and employee benefits and other expenses. Our efficiency ratio, noninterest expense as a percentage of the total of net interest income and noninterest income, increased to 85.3% during fiscal 2007 from 72.0% in fiscal 2006. The decrease in net interest income in fiscal 2007 compared to the prior year was a significant factor contributing to the increase in the efficiency ratio.

Salaries and employee benefits expense of $12,022,037 increased $1,384,279, or 13%, during the fiscal year 2007.  This increase includes the incentive compensation paid based on the gains on the sales of commercial loans and insurance agency acquisition totaling $431,000, and the salary and benefits for new positions in residential real estate lending, investment brokerage and the insurance agencies.  Total full-time equivalent employees  were 214 compared to 201 at June 30, 2007 and 2006, respectively.

Occupancy expense of $1,722,381 increased $49,876, or 3%, during the fiscal year 2007.  This increase was primarily due to mold remediation for our Bethel branch, the full year impact of the headquarters capital lease, increased amortization expense, increased utilities and real estate taxes.  These increases were partially offset by a decrease in rent expense resulting from the consolidation of leased space during fiscal 2006.

Equipment expense of $1,531,276 increased $91,038, or 6%, during the fiscal year 2007.  Software depreciation expense and software licensing amortization expense for Internet banking software and conversion fees for the insurance agency core system increased compared to fiscal year 2006.  These expenses were partially offset by lower moving expenses compared to that incurred in fiscal year 2006 due to relocating staff and equipment to the Gateway Building in Lewiston.

Other expense of $4,484,908 increased $267,933, or 6%, during fiscal year 2007.  This increase was due to increases in loan expense, primarily collection expenses incurred as delinquencies and workout loans increased during fiscal 2007, supplies expense, due to reprinting of forms for image processing of customer transactions, computer services expense, resulting from converting to image processing and a higher volume of investment brokerage transactions, and business insurance.  Other noninterest expense includes other-than-temporary write downs on equity and non-marketable securities of $50,442 and $248,482, respectively, for fiscal 2007 compared to $38,394 and $42,257, respectively, in fiscal 2006, an aggregate increase of $218,273. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities.  Partially offsetting these increases was a decrease of $51,698 in advertising expense and a decrease in dues and assessments of $47,356.

The Company's effective tax rate was 23.5% and 31.7% for the fiscal years ended June 30, 2007 and 2006, respectively.  See  Note 12 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company's comprehensive income was $2,594,600 and $2,051,917 during 2007 and 2006, respectively.  Comprehensive income differed from our net income in 2007 and 2006 due to the change in the fair value of available-for-sale securities, net of income tax. In fiscal 2007, there was a net increase in fair value of $707,923 due to a net unrealized loss on investments available-for-sale, net of income tax.  There was a net decrease in fair value in fiscal 2006 of $1,952,282.   See the Consolidated Statements of Changes in Shareholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

Comparison of Fiscal Years Ended June 30, 2006 and 2005

For fiscal 2006, we reported net income of $4,004,199, or $1.59 per diluted share, as compared to $4,018,634, or $1.57 per diluted share, for the fiscal year ended June 30, 2005 ("fiscal 2005"), a decrease of  $14,435, or less than 1%.  This decrease was attributable to increased noninterest expense which slightly exceeded the increase in noninterest income.  The return on average assets was 0.70% in fiscal 2006 compared to 0.71 % in fiscal 2005.  The return on average assets changed due to total average assets increasing by $5.8 million, or 1%, compared to fiscal 2005.  The return on average equity was 9.95% in fiscal 2006 and 10.39% in fiscal 2005.  The decrease in our return on average equity was due to decreased net income for those periods and an increase in average equity of 4%.

Net interest income decreased by less than 1% during fiscal 2006. This decrease was primarily due to a decrease in our net interest margin of 1 basis point.  Average interest earning assets increased approximately $5.4 million as compared to the average interest earning assets in fiscal 2005. Of the increase in average interest earning assets, average investment securities increased $10.6 million and average loans decreased $4.8 million.   Net interest margin, the ratio of net interest income to average interest earning assets, decreased to 3.49% in fiscal 2006 from 3.50% in fiscal 2005.  Net interest spread, the difference between the yield on interest earning assets and the cost of funds, decreased by 8 basis points to 3.15% in fiscal 2006 from 3.23% in fiscal 2005.  The Bank balance sheet moved during fiscal 2006 from an asset sensitive profile, where the yields on assets reprice faster that the cost of funds, to a slightly liability sensitive profile, where cost of funds reprice faster than the yields on assets.  Noninterest income increased 28% during fiscal 2006 primarily from increased investment brokerage and insurance commission revenue, loan servicing fees, gains on the sale of residential real estate loans, and the gain on sale of deposits.  This increase was partially offset by lower net securities gains.  The provision for loan losses decreased 6%, primarily resulting from a decrease in loans.  Noninterest expense increased 9% during fiscal 2006, which was primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense associated with the consolidation of the Bank’s operations and administration functions into a new Gateway headquarters in Lewiston and the full year impact of the Solon-Anson Insurance Agency acquisition (September, 2004), partially offset by a decrease in other expense.  Other expense in fiscal 2005 included a loss from the write-off of deferred issuance costs related to trust preferred securities redeemed on December 31, 2004.

Net Interest Income

Net interest income decreased by $11,484, or less than 1%, during fiscal 2006 primarily resulting from a decrease in the net interest margin.  Average interest earning assets increased $5.4 million during fiscal 2006, comprised of a $10.6 million increase in average investment securities, partially offset by a $4.8 million decrease in  average loans and a $0.5 million decrease in interest-bearing deposits (primarily with the Federal Home Loan Bank). The increase in average investment securities was due to increases in mortgage-backed securities, pledged as eligible collateral for FHLB advances and securities sold under agreements to repurchase and municipal securities.  The decrease in average loans resulted from a decrease in construction loans, commercial loans and commercial real estate loans of $18.8 million, partially offset by increases in residential real estate loans and consumer loans of $3.0 million and $11.0 million, respectively. Origination of commercial loans and commercial real estate loans decreased by $60 million in fiscal 2006 compared to fiscal 2005.  Average interest-bearing deposits increased by $0.6 million, or 0.1%, during fiscal 2006, with the increase primarily consisting of time deposits.  Average certificates of deposit increased by $43.7 million.  All other interest-bearing deposits decreased including average brokered time deposits, which decreased by $31.7 million, or 36%, reflecting a reduction in our use of wholesale funding.  Average repurchase agreements increased during fiscal 2006 by $0.9 million, or 3%.  Average borrowings increased primarily due to a new obligation under a capital lease. The yield on average interest earning assets increased 48 basis points to 6.60% in fiscal 2006.  The cost of funds increased 56 basis points, to 3.45%, due to an increase in the cost of interest-bearing deposits, partially (offset by) a decrease in the costs of advances from the FHLB and junior subordinated debentures (refinanced in fiscal 2005).  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2005 to 2006 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2006 versus June 30, 2005

	Difference Due to
	Volume	Rate	Total
Investments	$437,837	$378,420	$816,257
Loans, net	(314,444)	2,338,463	2,024,019
FHLB deposits & other	(8,398)	68,098	59,700
Total interest-earning assets	114,995	2,784,981	2,899,976

Deposits	14,332	2,513,176	2,527,508
Repurchase agreements	11,589	512,560	524,149
Borrowings	42,541	(300,440)	(257,899)
Total interest-bearing liabilities	68,462	2,725,296	2,793,758
Net interest income	$46,533	$59,685	$106,218

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between Volume and Rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital lease, and junior subordinated debentures.  The adjustments to interest income and yield to a fully tax equivalent basis were $117,702 and $0 for the twelve months ended June 30, 2006 and 2005, respectively.

Provision for Loan Losses

The provision for loan losses in fiscal 2006 was $1,226,413, a decrease of $75,187, or 6%, compared to fiscal 2005.  This decrease in the provision for loan losses reflects the significant overall decrease in loans of approximately $25.4 million and a decrease in net loan charge-offs.  Although we experienced higher loan delinquency, higher nonperforming loans, and higher classified and criticized loans for fiscal 2006, the level of expected loan defaults and the level of loss did not increase.  Net charge-offs were $630,300 in fiscal 2006 compared to $774,600 in fiscal 2005.  This $144,300 decrease was in residential real estate, commercial real estate loans and consumer loans. Net charge-offs to average loans outstanding was 0.14% in fiscal 2006 compared to 0.17% in fiscal 2005.

The allowance for loan losses at June 30, 2006 was $5,496,000 as compared to $5,104,000 at June 30, 2005, an increase of $392,000, or 8%.  This increase was net of $204,000 reclassified from the allowance for loan losses to a separate reserve account for off-balance credit risk (unadvanced lines of credit and loan commitments) included in other liabilities. This off-balance credit risk had been included in the allowance for loan loss in prior years. The ratio of the allowance to total loans was 1.26% at June 30, 2006 compared to 1.11% at June 30, 2005.  The ratio of the allowance for loan losses to nonperforming loans was 106% at June 30, 2006 and 301% at June 30, 2005, reflecting an increase of $3.5 million in nonperforming loans, to $5.2 million, primarily from nonperforming commercial real estate and commercial loans.  Of total non-performing loans at June 30, 2006, $1.9 million was current with principal and interest payments.  Nonperforming loans were 1.19% of total loans at June 30, 2006 as compared to 0.37% at June 30, 2005, also due to the increase in nonperforming loans at June 30, 2006 and a decrease in total loans.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2006 and 2005 was $6,594,881 and $5,151,179, respectively, an increase of $1,443,702, or 28%, in fiscal 2006.  Most of this increase was due to the increase in investment brokerage and insurance commission revenue and a gain from the sale of the deposits and certain loans of the Lisbon Falls branch.

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

Gains on the sales of loans of $308,777 increased $75,750, or 33%, during fiscal 2006.  This increase was primarily due to a higher sales volume of residential real estate loans, which increased by $4 million, to $15 million, in fiscal 2006 compared to $11 million in fiscal 2005.  Sold loan volume was impacted by 30 year fixed rate residential real estate loan origination volume, which is subject to changing interest rates, and a shift in the demand for loans with fixed or adjustable interest rates.  The Bank continues to hold in portfolio all new 15 year fixed rate loans and all adjustable rate loans. Residential real estate loans were sold to reduce our exposure to interest rate risk.

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

Other income of $1,003,997 increased $511,273, or 104%, during fiscal 2006.  This increase was primarily due to the deposit premium received of $500,845 from the sale of the deposits and certain loans of the Lisbon Falls branch to Androscoggin Bank. Trust fee revenue also increased by $109,266.  The deposit premium and increased trust fees were partially offset by change in loss on the disposal of fixed assets of $188,082.  The latter represents costs written off for a new branch site which was abandoned in fiscal 2006. A $59,719 gain was realized in fiscal 2005 from the sale of our former Richmond branch building.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2006 and 2005 was $18,208,504 and $16,684,174, respectively, an increase of $1,524,330, or 9%.  The increase in fiscal 2006 was primarily the result of an increase in salaries and employee benefits and occupancy and equipment expenses.  Our efficiency ratio increased to 72.0% during fiscal 2006 from 69.9% in fiscal 2005 due to increased noninterest expense.

Salaries and employee benefits expense of $10,637,758 increased $1,083,441, or 11%, during the fiscal year 2006.  This increase includes the salary and benefits for new positions in commercial lending, investment brokerage, insurance agency, trust, and risk management divisions.  Total full-time equivalent employees were 201 compared to 193 at June 30, 2006 and 2005, respectively.   Deferred compensation expense related to the Solon-Anson Insurance acquisition was $399,845, an increase of $301,769 compared to fiscal 2005.

Occupancy expense of $1,672,505 increased $253,809, or 18%, during the fiscal year 2006.  This increase was primarily due to the relocation of our commercial, administration and operations to the new Southern Gateway building in Lewiston, completed in August 2005.  Expenses contributing to this increase were amortization of capital lease asset, depreciation of leasehold improvements and real estate taxes.  Repairs to the Mechanic Falls branch for mold remediation increased building repairs by $25,305.  Higher heating fuel oil costs increased utilities expense by $55,611.

Equipment expense of $1,440,238 increased $330,130, or 30%, during the fiscal year 2006.  As with occupancy expense, moving expense and increased depreciation expense from new furniture and equipment for the new Southern Gateway building accounted for most of this increase. Additional licensing fees for our core operating system for new customer relationships also contributed to this increase.

Other expense of $4,216,975 decreased $134,377, or 3%, during fiscal year 2006.  This decrease was due in part to the $396,425 loss recognized in fiscal 2005 from the write-off of unamortized deferred issuance costs related to the redemption of the 9.60% trust preferred stock.  Also contributing to this decrease was other-than-temporary write downs on equity and non-marketable securities of $38,394 and $42,257, respectively, for fiscal 2006 compared to $27,849 and $96,931, respectively, in fiscal 2005, an aggregate decrease of $44,129. These other-than-temporary write downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities.  Partially offsetting this decrease was an increase of $155,719 in advertising expense resulting from increased use of television advertising, and an increase of $108,841 in computer services expenses resulting from higher investment brokerage transaction costs, increased processing fees from higher trust activity, increased internet banking costs from higher customer enrollment and conversion costs and core system users in the insurance agency.

Taxes

The Company's effective tax rate was 31.7% and 31.5% for the fiscal years ended June 30, 2006 and 2005, respectively.  See  Note 12 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company's comprehensive income was $2,051,917 and $4,745,415 during 2006 and 2005, respectively.  Comprehensive income differed from our net income in 2006 and 2005 due to the change in the fair value of available-for-sale securities, net of income tax. In fiscal 2006, there was a net decrease in fair value of $1,952,282 due to a net unrealized loss on investments available-for-sale, net of income tax.  There was a net increase in fair value in fiscal 2005 of $726,781.   See the Consolidated Statements of Changes in Stockholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

The Company's total assets decreased $6,116,822, or 1%, to $556,800,980 at June 30, 2007 compared to $562,917,802 at June 30, 2006.  This decrease was primarily due to a $10,091,111 decrease in total loans, primarily construction, commercial real estate and commercial loans, partially offset by an $4,663,322 increase in goodwill and intangibles created from the acquisition of four insurance agencies.  The cash flow from the decrease in loans was utilized to repay brokered time deposits at maturity.  Also, advances from the FHLB increased $17,128,100 to replace the funding of brokered time deposits.  Stockholders' equity totaled $40,849,878 and $39,096,125 at June 30, 2007 and 2006, respectively, an increase of $1,753,753.  Stockholders' equity was increased by net income of $1,886,677, a decrease in net unrealized losses on available-for-sale securities of $707,923, proceeds from the exercise of previously granted stock options of $6,550 and stock issued of $103,000 in connection with the purchase of branch real estate.  These increases were offset by share repurchases and retirements of $67,944 and payment of cash dividends of $882,453.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) decreased $1,258,962, to $11,174,060, in fiscal 2007 as compared to $12,433,022 in fiscal 2006.  This decrease was due to the transfer of our clearing activity to Banker’s Bank Northeast, reducing reserves balances maintained at the Federal Reserve Bank of Boston.

Investments Securities and Other Interest-earning Assets

The average balance of the available-for-sale securities portfolio was $84,705,459 and $80,050,271 for fiscal 2007 and fiscal 2006, respectively.  This increase of $4,655,188, or 6%, provided additional collateral for FHLB advances and securities sold under agreements to repurchase.  The portfolio is comprised of U.S. Government-sponsored enterprises, mortgage-backed securities, municipal securities, and equity and bank-issued trust preferred securities, with most of our investment portfolio consisting of federal agency mortgage-backed securities and short-term U.S. Government-sponsored enterprise bonds.  See Item 8, Tables 2 and 3, for a detail of available-for-sale securities and investment maturities, respectively.

All of the Company's securities are classified as available-for-sale and were carried at fair value of $86,348,070 and $86,137,707 as of June 30, 2007 and 2006, respectively.  These securities had net unrealized losses after taxes of $1,914,546 at June 30, 2007 and $2,622,469 at June 30, 2006.  See Note 2 to the Consolidated Financial Statements.  These unrealized losses do not impact net income or regulatory capital, but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $433,576,281 in fiscal 2007, compared to $448,610,511 in fiscal 2006. This decrease of $15,034,230, or 3%, in our average balance for loans at June 30, 2007, was attributable to decreases in average residential real estate, commercial real estate, commercial, and construction loans, partially offset by an increase in average consumer loans.  See Item 8, Tables 4 and 5, for additional information on the composition of the loan portfolio and loan maturities, respectively.

Residential real estate loans averaged $147,432,431 in fiscal 2007, as compared to $149,940,456 in fiscal 2006.  This decrease of $2,508,025, or 2%, was attributable to a decrease in residential real estate loans and home equity lines of credit.  We continued to sell most of the 15 year and 30 year fixed rate residential real estate loans originated by us into the secondary market.  Residential real estate loans were 34% of the total loan portfolio at both June 30, 2007 and 2006, respectively.  Of residential real estate loans at June 30, 2007, approximately 37% were variable rate products, compared to 43% at June 30, 2006. This decrease in the percentage of variable rate products resulted from customers replacing variable rate products with fixed rate products, which were subsequently sold into the secondary market.  We expect variable rate residential real estate loans to decrease, causing the liability sensitivity of the consolidated balance sheet to increase.

Commercial real estate and commercial loans both decreased during fiscal 2007.  The decrease reflects the Bank’s tightening of credit underwriting standards as delinquencies and classified and criticized commercial loans increased and priced the origination of these loans to reflect risk.  Generally, competition for new and renewing commercial real estate and commercial loans has been intense.  Frequently, the interest rates offered by competing banks appeared not to factor in credit risk.

Commercial real estate loans averaged $116,384,948 in fiscal 2007 and $121,279,403 in fiscal 2006.  This decrease of $4,894,455, or 4%, reflects the factors noted above.  Our focus was to lend primarily to small businesses within our market areas.  This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate.  Commercial real estate loans were 26% of the total loan portfolio at both June 30, 2007 and 2006, respectively.  Approximately 94% of the commercial real estate loans were variable rate product, with this portfolio reflecting our desire to minimize the interest rate risk, compared to approximately 96% of this portfolio at June 30, 2006.

Construction loans averaged $7,009,832 in fiscal 2007 and $8,840,891 in fiscal 2006.  This decrease of $1,831,059, or 21%, was primarily in commercial construction loans.  Construction loans were 1% of the total loan portfolio at June 30, 2007 and 2006, respectively.  Most construction loans are subject to interest rates based on the prime rate, have contractual maturities less than 12 months, and disbursements are made on construction as completed and verified by inspection.  Approximately 60% of the construction loans were variable rate product at June 30, 2007, compared to approximately 30% at June 30, 2006.

Commercial loans averaged $44,762,107 in fiscal 2007 and $58,416,018 in fiscal 2006.  This decrease of $13,653,911, or 23%, reflects the above factors and reduced warehouse lines of credit.  Commercial loans were 10% and 12% of total loans at June 30, 2007 and 2006, respectively.  Variable rate products comprised 58% and 56% of this loan portfolio at June 30, 2007 and 2006, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business.  The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $115,314,393 in fiscal 2007 and $107,591,979 in fiscal 2006.  This increase of $7,722,414, or 7%, was attributable to new recreational vehicle loans.  Consumer and other loans comprised 29% and 26% of total loans at June 30, 2007 and 2006, respectively.  Consumer, including indirect auto and recreational vehicle, and other loans are mostly fixed rate products.  At June 30, 2007 and 2006, we held $36,808,246 and $39,075,798 of indirect auto loans, respectively.  Indirect auto, indirect RV and indirect mobile home loans together comprised approximately 95% of total consumer and other loans, a slight decrease from 96% in 2006.  The detail of consumer loans at June 30, 2007 and 2006 appears in the following table.   The Company underwrites all automobile dealer financed recreational vehicle and mobile home loans to protect credit quality.  The Company pays a nominal one-time origination fee on these loans.  The fees are deferred and amortized over the contractual life of the loan as a yield adjustment.  Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.  We did experience an increase in consumer loan delinquency to 1.78% from 1.45%, and an increase in the net charge-off of consumer loans to $443,000 from $286,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

	Consumer Loans
	June 30, 2007	% of Total	June 30, 2006	% of Total
Indirect Auto	$36,808,246	31%	$39,075,798	35%
Indirect RV	51,611,223	43%	41,111,060	36%
Indirect Mobile Home	24,961,562	21%	28,212,411	25%
Subtotal Indirect	113,381,031	95%	108,399,269	96%
Other	5,499,692	5%	4,793,128	4%
Total Consumer Loans	$118,880,723	100%	$113,192,397	100%

BOLI averaged $9,082,562 in fiscal 2007 and $8,717,180 in fiscal 2006.  One new general account policy was purchased in fiscal 2007 for $600,000.  BOLI assets were invested in the general account of three insurance companies and separate accounts in a third quality insurance company.  A general account policy’s cash surrender value is supported by the general assets of the insurance company.  A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company.   Standard and Poor's rated these companies AA- or better at June 30, 2007.  Interest earnings, net of mortality costs, increase the cash surrender value.  These interest earnings are based on interest rates reset each year, subject to minimum interest rates.  The increases in cash surrender value offset all or a portion of the increase in employee benefit costs.   The increase in cash surrender value was recognized in other income and was not subject to income taxes.  Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset.   BOLI represented 21.12% of capital plus the allowance for loan losses at June 30, 2007.

Goodwill and intangible average assets were $1,404,753 and $3,015,589, respectively, for fiscal 2007, and $407,897 and $2,048,461, respectively, for fiscal 2006.  These increases resulted from the acquisition of four insurance agencies during fiscal 2007.  The allocation of the purchase price paid for the four insurance agency acquisitions in excess of tangible assets acquired added $2,472,906 to goodwill and $2,505,000 to intangibles in the form of customer lists and non-compete agreements.  These intangibles are being amortized over lives from 5 to 18 years, with an average of 12.55 years.  Goodwill and intangibles are subject to impairment testing annually.  No impairment expense was recognized in fiscal 2007.

Deposits

Average demand deposit accounts were $35,420,046 for the year ended June 30, 2007 as compared to $39,161,547 in fiscal 2006.  The increase of $3,741,501, or 10%, was related to the loss of commercial real estate and commercial loans during fiscal 2007.

Average interest-bearing deposits decreased by $13,513,511, or 4%, during fiscal 2007 to $342,601,166.  This decrease was primarily due to decreased brokered time deposits and non-maturing, interest-bearing deposits.  Average certificates of deposit balances increased $19,445,872, to $218,915,654, primarily from the promotion of time deposits as interest rates remained high during fiscal 2007.  This increase allowed the Bank to decrease brokered time deposits as they matured.  Average brokered time deposit balances decreased $18,777,144, or 33%, to $37,352,470 in fiscal 2007 from $56,129,614 in fiscal 2006.  All other non-maturing interest-bearing deposits decreased during fiscal 2007.  NOW, money market, and savings balances declined as customers moved balances to higher yielding time deposits.  Average NOW accounts decreased $5,301,826, or 9%, during fiscal 2007 to $54,666,850.  The average interest rate paid on NOW accounts increased from 1.93% in fiscal 2006 to 2.26% in fiscal 2007.  Average money market accounts decreased $3,735,870, or 29%, to $9,357,336 in fiscal 2007.  The average interest rate paid on money market accounts increased from 1.88% in fiscal 2006 to 2.36% in fiscal 2007.  Average savings accounts decreased $5,144,543, or 19%, to $22,308,856 during fiscal 2007.  The average interest rate paid on savings accounts increased from 0.83% in fiscal 2006 to 0.87% in fiscal 2007.   The average interest rate paid on certificates of deposit increased from 3.72% in fiscal 2006 to 4.62% in fiscal 2008.  See Item 8, Table 10, for the scheduled maturities of certificates of deposit of $100,000 or more.

We use brokered time deposits as part of our overall funding strategy and as an alternative to retail certificates of deposits, FHLB advances, and junior subordinated debentures, to fund the growth of our earning assets.  These deposits are limited by policy to 25% of total assets and individual brokered time deposit maturities do not exceed $5 million in any one month.  We use five national brokerage firms to source time deposits, which are obtained through agents of the brokerage company soliciting customers from throughout the United States.  The terms of these brokered time deposits allow for termination prior to maturity only in the case of the depositor’s death, have maturities generally beyond one yearand have interest rates equal to or slightly above comparable FHLB advances.  At June 30, 2007, outstanding brokered time deposits of $22,546,163 as a percentage of total assets was 4.05%, compared to 9.21% at June 30, 2006.  The average interest rate paid on brokered time deposits increased from 3.58% in fiscal 2006 to 4.69% in fiscal 2007. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances with similar maturities, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2007.

Other Funding Sources

Borrowings, which consist of securities sold under repurchase agreements and other sweep accounts, Federal Home Loan Bank of Boston (FHLB) advances and junior subordinated debentures are the Company's sources of funding other than deposits.

Average short-term borrowings during fiscal 2007 were $36,144,925, compared to $31,427,133 during fiscal 2006.  The increase of $4,717,792, or 15%, was due to one existing customer.   This liability was collateralized by U.S. government-sponsored enterprise and federal agency mortgage-backed securities.  See Note 8 to the Consolidated Financial Statements.

Average FHLB advances for fiscal 2007 were $79,209,913, compared to $79,648,575 in fiscal 2006.  This decrease was $438,662, or 1%.  These advances had an average cost of 4.84% during fiscal 2007 compared to 4.40% during fiscal 2006.  At June 30, 2007 and 2006, FHLB advances were $93,016,698 and $75,888,598, respectively.  The Company had unused advance capacity with the FHLB of $19,576,000 at June 30, 2007.   Management intends to increase available FHLB advance capacity by continuing to add qualifying securities.  See Note 8 to the Consolidated Financial Statements.

The Bank has a secured line of credit under the Borrower in Custody program through the Fed Discount Window.  Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears an interest rate equal to the then current federal funds rate plus 1.00%.  At June 30, 2007, the credit availability under the Borrower in Custody program was $28,690,000.  There were no borrowings outstanding under this credit line at June 30, 2007.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2007 and available to meet our short-term funding needs:

Brokered time deposits	$ 116,654,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 19,576,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 28,690,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 164,920,000

We had outstanding $16,496,000 at June 30, 2007 and 2006, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

We monitor our asset quality with lending and credit policies which require the regular independent review of our loan portfolio.  We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2007 and 2006, the allowance for loan losses was $5,756,000 and $5,496,000, respectively.  The increase in the allowance for loan losses was attributed to the increasing mix of consumer indirect loans with a higher risk profile in the Bank's loan portfolio, the increase in loan delinquencies and an increase in internally classified and criticized loans.

The allowance for loan losses as a percentage of total loans was 1.35% and 1.26% at June 30, 2007 and 2006, respectively.  This increase of 9 basis points was attributable to a decline in loans in fiscal 2007 compared to fiscal 2006.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $2,542,000 and $3,349,000 at June 30, 2007 and 2006, respectively.  Significant credit losses are not expected.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/07	06/30/06	06/30/05	06/30/04
2.90%	2.09%	1.09%	1.13%

The delinquency for the years prior to June 30, 2006 have been restated because we changed the method of measuring past due loans to the number of days lapsed from the date of last payment from the number of payments past due.  For the years ended June 30, 2005 and 2004, the previously reported delinquency and current non-accrual loans were 0.96% and 0.66%, respectively.

Non-performing Assets

Total non-performing loans were $5,090,000 and $5,195,000 at June 30, 2007 and 2006, respectively.  This decrease of $105,000, or 2%, was attributable primarily to commercial real estate and commercial loans.   Of non-performing commercial real estate and commercial loans, $627,000 and $1,411,000, respectively, were current and paying as agreed.   Many of these substandard loans were subject to a name-by-name review determining the risk of loss based on the liquidation of the collateral.  This risk of loss is incorporated in determining the adequacy of the allowance for loan losses and represented approximately 13% of the allowance at June 30, 2007. The following table represents the non-performing loans as of June 30, 2007 and 2006.

Description	June 30, 2007	June 30, 2006
Residential real estate	$477,000	$521,000
Commercial real estate	2,033,000	2,980,000
Commercial loans	2,104,000	1,553,000
Consumer and other	476,000	141,000
Total non-performing	$5,090,000	$5,195,000

Non-performing loans as a percentage of total loans were 1.20% and 1.19% at June 30, 2007 and 2006, respectively.  The allowance for loan losses was equal to 113% and 106% of total non-performing loans at June 30, 2007 and 2006, respectively.  At June 30, 2007, non-performing loans included $2,038,000 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the borrower has demonstrated a sustainable period of performance.  Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 2.42% and 1.66% for June 30, 2007 and 2006, respectively.

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

Residential real estate, commercial real estate, commercial, and consumer and other loans are generally placed on nonaccrual when reaching 90 days past due.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 90 days past due.  Based on our judgment,  we may place on nonaccrual status loans which are currently less than 90 days past due or performing in accordance with their terms but are likely to present future principal and/or interest repayment problems and thus become classified as non-performing.

Net charge-offs were $729,000 during 2007, compared to $630,000 in 2006.  Net charge-offs as a percentage of average loans outstanding were 0.17% and 0.14% in 2007 and 2006, respectively.  The increase of $99,000 was due to higher gross charge-offs in indirect consumer loans and commercial loans.  See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight point risk rating system.  These ratings are guidelines in assessing the risk of a particular loan.  We had classified commercial real estate and commercial loans totaling $15,011,000 and $12,228,000 at June 30, 2007 and 2006, respectively, as substandard or lower under our risk rating system.  This increase was primarily due to commercial customer relationships experiencing weaknesses in the underlying businesses and also reflects a tightening of our credit standards.  These loans were subject to our internal name-by-name review for the risk of loss based on the liquidation of collateral.  This risk of loss was included in determining the adequacy of the allowance for loan loss.  At June 30, 2007, $3,935,000 of this amount was non-performing commercial real estate and commercial loans.  The remaining $11,076,000 of commercial real estate and commercial loans classified as substandard at June 30, 2007 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses and, when appropriate, to charge-off loans against the allowance for loan losses, provide specific loss allowances and change the level of the loan loss allowance.  The process of evaluating the allowance involves a high degree of management judgment.  The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral and the current economic climate.  The liquidation value of collateral for each classified commercial real estate or commercial loan is considered in the evaluation of the allowance for loan loss.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio.  While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.  Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.  No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2007 examination.

At June 30, 2007, the Company had no acquired assets, compared to $10,384 at June 30, 2006.  The decrease of $10,384 was due to a change in accounting for repossessed vehicles and no in substance foreclosures at June 30, 2007.    The collateral for indirect loans is written down to its estimated realizable value once the loan reaches 90 days or more delinquent.  We continue to carry it as a loan, on non-accrual status, until sold.  Gains and losses on disposition are recognized as recoveries and additional charge-offs, respectively.  Total indirect loans 90 days or more past due at June 30, 2007 and included in consumer loans were $199,000.  See Note 5 of the Consolidated Financial Statements for additional information.  Management periodically receives independent appraisals on acquired assets.  As a result of this review and the review of the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

A reserve for off-balance sheet credit risk was created in fiscal 2006.  At June 30, 2006, this account balance was $204,086, compared to $178,818 at June 30, 2007.  The adequacy of this balance is subject to the similar analysis as the allowance for loan losses by taking into consideration the unadvanced lines of credit for commercial and home equity loans, letters of credit and commitments to make loans.

RISK MANAGEMENT

Asset-Liability Management

The Company's operating results are largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and it could potentially have the most material effect on the Company's financial condition and results of operations.  The Company does not believe that it is exposed to significant market risk from trading activities because these activities are not material.

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

The Company continues to attempt to minimize the volatility of its net interest margin by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. To accomplish this, management undertakes steps to increase the percentage of variable rate assets as a percentage of its total earning assets. The focus has been to originate variable rate commercial and commercial real estate loans, which reprice or mature more quickly than similar fixed-rate loans.  Variable rate residential real estate loans are originated for the loan portfolio.  Fixed rate residential real estate loans are originated for sale to the secondary market. Consumer loans, including indirect auto and recreational vehicle loans, are primarily originated with fixed rates.  The Company's adjustable-rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate and one-year U.S. Treasury Bills. Management considers the Bank's assets and liabilities well matched.  The balance sheet is slightly liability sensitive.

The overall objective of interest rate risk management is to deliver consistent net interest income growth over a range of possible interest rate environments.  We focus on interest rates, careful review of the cash flows of loans and deposits and other modeling assumptions and asset liability strategies to help attain our goals and objectives.

Another objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits established by the asset/liability committee and approved by our Board.  These limits reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements.  We also evaluate risk through  liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures.  Stress testing demonstrates the impact of very extreme but lower probability events.  The combination of these measures gives management a comprehensive view of the possible risk to future earnings.  We attempt to control interest rate risk by identifying and quantifying these risks.

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

Assuming a 200 basis point increase and decrease in interest rates starting on June 30, 2007, we estimate that our net interest income in the following 12 months would decrease by 1.80% if rates went up 200 basis points and increase by 4.60% if rates went down 200 basis points.  This demonstrates the liability sensitivity of our balance sheet where the simulated increase in interest expense would be greater than the increase in interest income because our interest-bearing liabilities reprice more quickly than the repricing of our interest-bearing assets.  In a falling rate environment, the interest-bearing liabilities reprice downward more quickly than the repricing of our interest-bearing assets.  Also shown in the table are the results assuming a 200 basis increase and decrease in interest rates starting June 30, 2006.

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2007	-1.80%	4.60%

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2006	-0.17%	2.33%

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2007 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,186,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,310,000 due February 23, 2035.  NBN Capital Trust II issued $3,093,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and which reprice quarterly.  The interest rate was 8.16% at June 30, 2007.  NBN Capital Trust III also issued $3,093,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR plus 2.80%.  NBN Capital Trust IV issued $10,310,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate will become variable based on three month LIBOR plus 1.89%.  NBN Capital Trust II and III have a call option on March 30, 2009 and NBN Capital Trust IV has a call option on February 23, 2010.   See Note 18 to the Consolidated Financial Statements.  Based on the interest rates at June 30, 2006, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $1,060,000.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	8.16%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.42%

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources.  For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 9 to the Consolidated Financial Statements.

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

At June 30, 2007, our banking subsidiary had $165 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales.  This position represented 30% of total assets, compared to a policy minimum of 10%.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2007 follows:

			Payments Due by Period
	Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	FHLB advances	$93,016,698	$50,016,698	$33,000,000	$10,000,000	$-
	Junior subordinated debentures	16,496,000	-	16,496,000	-	-
	Capital lease obligation	2,653,511	134,087	289,193	319,668	1,910,563
	Other borrowings	2,292,163	534,522	997,665	405,777	354,199
	Total long-term debt	114,458,372	50,685,307	50,782,858	10,725,445	2,264,762

	Operating lease obligations	1,926,575	379,059	622,833	466,344	458,339
	Total contractual obligations	$116,384,947	$51,064,366	$51,405,691	$11,191,789	$2,723,101

			Amount of Commitment Expiration - Per Period
	Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	Commitments to extend credit (1)(3)	$10,003,000	$10,003,000	$-	$-	$-
	Commitments related to loans held for sale(2)	2,557,000	2,557,000	-	-	-
	Unused lines of credit (3)(4)	45,002,000	21,189,000	3,099,000	2,288,000	18,426,000
	Standby letters of credit (5)	696,000	696,000	-	-	-
		$58,258,000	$34,445,000	$3,099,000	$2,288,000	$18,426,000
(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock.  These rate-locked loan commitments are used for trading activities, not as a hedge.  The fair value of the outstanding written options at June 30, 2007 was a loss of $10,248.

CAPITAL

At June 30, 2007 and 2006, stockholders' equity totaled $40,849,878 and $39,096,125, respectively, or 7.34% and 6.95% of total assets, respectively.  In addition, we had on both June 30, 2007 and 2006, $16,496,000 of junior subordinated debentures which mature in 2034 and 2035 and qualify as Tier 1 Capital.  See Note 18 to the Consolidated Financial Statements.  The changes in stockholders' equity include net income for the year ended June 30, 2007 of $1,886,677, stock issued for $6,550 from the exercise of stock options and $103,000 in connection with the purchase of branch real estate and a decrease of $707,923 in the net unrealized losses on available-for-sale securities offset by dividend payments of $882,453, and stock repurchases of $67,944, representing 3,800 shares repurchased at an average cost of $17.88 per share.  See Note 9 to the Consolidated Financial Statements for additional information on capital ratios.

The 2006 Stock Repurchase Plan was approved by the Board of Directors on December 15, 2006, replacing the 2004 Stock Repurchase Plan which was terminated on the same date. Although the Company may discontinue the repurchase program at any time, it is scheduled to terminate on December 31, 2007.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the plan is classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors.  Total stock repurchases under the 2006 Plan in fiscal 2007 were 3,800 shares, for $67,944, at an average price of $17.88 per share.  For fiscal 2006, the total stock repurchased was 90,200 shares, for $2,142,250, at an average price of $23.75 per share.  The remaining repurchase capacity of the 2006 Plan is 196,200 shares.  Since inception, total stock repurchases under the 2004 plan were 145,500 shares, for $3,204,902, through December 15, 2006.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.

Regulatory capital guidelines require the Bank to maintain certain capital ratios.  The Bank's Tier 1 Capital was $46,780,000, or 8.60% of total average assets at June 30, 2007 compared to $50,864,000, or 9.07% of total average assets, at June 30, 2006. We are also required to maintain risk-based capital ratios based on the level of certain assets, as adjusted to reflect their perceived level of risk.  Our regulatory capital ratios currently exceed all applicable requirements.  See Note 9 to the Consolidated Financial Statements.

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

IMPACT OF NEW ACCOUNTING STANDARDS
Note 1 of the Consolidated Financial Statement includes the Financial Accounting Standards Board (FASB) and the SEC issued statements and interpretations affecting the Company.

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

To the Board of Directors
Northeast Bancorp and Subsidiary
Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Northeast Bancorp and Subsidiary as of June 30, 2007 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Northeast Bancorp and Subsidiary as of June 30, 2006 were audited by other auditors whose report dated August 11, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Shatswell, MacLeod & Company, P.C.
West Peabody, Massachusetts	Shatswell, MacLeod & Company, P.C.
September 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Bancorp and Subsidiaries

We have audited the consolidated statement of financial condition of Northeast Bancorp and Subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Bancorp and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Newman & Noyes
Portland, Maine	Baker Newman & Noyes
August 11, 2006	Limited Liability Company

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

ASSETS
	2007	2006
Cash and due from banks	$9,065,330	$9,573,908
Interest-bearing deposits	1,676,391	1,099,813
Federal Home Loan Bank overnight deposits	-	1,430,000
Total cash and cash equivalents	10,741,721	12,103,721

Available-for-sale securities, at fair value	86,348,070	86,137,707
Loans held-for-sale	1,636,485	681,143

Loans receivable	425,571,418	435,662,529
Less allowance for loan losses	5,756,000	5,496,000
Net loans	419,815,418	430,166,529

Premises and equipment - net	7,545,430	7,315,881
Acquired assets - net	-	10,384
Accrued interest receivable	2,586,720	2,678,558
Federal Home Loan Bank stock, at cost	4,825,700	5,498,300
Federal Reserve Bank stock, at cost	471,500	459,500
Goodwill	2,880,803	407,897
Intangible assets, net of accumulated amortization of $2,681,148 in 2007 and $2,366,564 in 2006	4,110,081	1,919,665
Bank owned life insurance (BOLI)	9,844,584	8,895,326
Other assets	5,994,468	6,643,191

Total assets	$556,800,980	$562,917,802

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007	2006
Liabilities:
Deposits
Demand	$36,332,604	$38,137,357
NOW	53,405,241	54,432,157
Money market	8,053,552	9,430,378
Regular savings	21,145,567	24,247,324
Brokered time deposits	22,546,163	51,859,091
Certificates of deposit under $100,000	154,972,970	152,681,352
Certificates of deposit $100,000 or more	68,097,680	64,505,718
Total deposits	364,553,777	395,293,377

Federal Home Loan Bank advances	93,016,698	75,888,598
Short-term borrowings	33,105,377	29,637,426
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,653,511	2,781,046
Other borrowings	2,292,163	57,129
Other liabilities	3,833,576	3,668,101
Total liabilities	515,951,102	523,821,677

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,448,832 and 2,447,132 shares outstanding
at June 30, 2007 and 2006, respectively	2,448,832	2,447,132
Additional paid-in capital	4,715,164	4,675,258
Retained earnings	35,600,428	34,596,204
Accumulated other comprehensive loss	(1,914,546)	(2,622,469)

Total stockholders' equity	40,849,878	39,096,125

Total liabilities and stockholders' equity	$556,800,980	$562,917,802

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$31,366,547	$31,643,003	$29,618,984
Interest on Federal Home Loan Bank overnight deposits	152,805	93,017	52,912
Taxable interest on available-for-sale securities	3,154,072	2,947,224	2,568,558
Tax-exempt interest on available-for-sale securities	442,311	264,839	-
Dividends on available-for-sale securities	140,954	130,605	146,678
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	368,463	335,900	264,777
Other interest and dividend income	57,203	41,620	22,025

Total interest and dividend income	35,682,355	35,456,208	32,673,934

Interest expense:
Deposits	13,490,173	11,152,306	8,624,798
Federal Home Loan Bank advances	3,819,550	3,482,655	3,850,815
Short-term borrowings	1,504,936	927,688	403,539
Junior subordinated debentures issued to affiliated trusts	1,080,538	1,063,681	1,087,696
Obligation under capital lease agreements	136,726	130,583	-
Other borrowings	65,075	3,693	-

Total interest expense	20,096,998	16,760,606	13,966,848

Net interest and dividend income before provision for loan losses	15,585,357	18,695,602	18,707,086

Provision for loan losses	989,158	1,226,413	1,301,600

Net interest and dividend income after provision for loan losses	14,596,199	17,469,189	17,405,486

Noninterest income:
Fees and service charges on loans	79,885	97,630	100,858
Fees for other services to customers	1,042,648	1,114,081	1,067,116
Net securities gains	42,349	17,335	67,940
Loss on trading activities	-	-	(83)
Gain on sales of loans	869,255	308,777	233,027
Investment and insurance commissions	4,715,553	3,686,122	2,858,897
BOLI income	388,613	366,939	330,700
Other	806,524	1,003,997	492,724

Total noninterest income	7,944,827	6,594,881	5,151,179

Noninterest expense:
Salaries and employee benefits	12,022,037	10,637,758	9,554,317
Occupancy expense	1,722,381	1,672,505	1,418,696
Equipment expense	1,531,276	1,440,238	1,110,108
Intangible assets amortization	314,584	241,028	249,701
Other	4,484,908	4,216,975	4,351,352

Total noninterest expense	20,075,186	18,208,504	16,684,174

Income before income taxes	2,465,840	5,855,566	5,872,491

Income tax expense	579,163	1,851,367	1,853,857

Net income	$1,886,677	$4,004,199	$4,018,634

Earnings per common share:
Basic	$0.77	$1.61	$1.60
Diluted	$0.76	$1.59	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2007, 2006 and 2005

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2004	$-	$2,525,416	$6,943,894	$28,380,678	$(1,396,968)	$36,453,020

Net income	-	-	-	4,018,634	-	4,018,634
Other comprehensive income net of tax:
Net unrealized losses on investments
available-for-sale, net of reclassification
adjustment	-	-	-	-	726,781	726,781
Total comprehensive income	-	-	-			4,745,415

Purchase of 43,609 shares of Company stock	-	(43,609)	(799,893)	-	-	(843,502)
Stock options exercised	-	37,875	385,410	-	-	423,285
Stock grant	-	150	1,425	-	-	1,575
Dividends on common stock at $0.36 per share	-	-	-	(910,220)	-	(910,220)

Balance at June 30, 2005	-	2,519,832	6,530,836	31,489,092	(670,187)	39,869,573

Net income	-	-	-	4,004,199	-	4,004,199
Other comprehensive income net of tax:
Net unrealized losses on investments
available-for-sale, net of reclassification
adjustment	-	-	-	-	(1,952,282)	(1,952,282)
Total comprehensive income	-	-	-	-	-	2,051,917

Purchase of 90,200 shares of Company stock	-	(90,200)	(2,052,050)	-	-	(2,142,250)
Stock options exercised	-	17,500	196,472	-	-	213,972
Dividends on common stock at $0.36 per share	-	-	-	(897,087)	-	(897,087)

Balance at June 30, 2006	-	2,447,132	4,675,258	34,596,204	(2,622,469)	39,096,125

Net income	-	-	-	1,886,677	-	1,886,677
Other comprehensive income net of tax:
Net unrealized losses on investments
available-for-sale, net of reclassification
adjustment	-	-	-	-	707,923	707,923
Total comprehensive income	-	-	-	-	-	2,594,600

Purchase of 3,800 shares of Company stock	-	(3,800)	(64,144)	-	-	(67,944)
Stock options exercised	-	500	6,050	-	-	6,550
Common stock issued in connection with the
purchase of branch real estate	-	5,000	98,000	-	-	103,000
Dividends on common stock at $0.36 per share	-	-	-	(882,453)	-	(882,453)

Balance at June 30, 2007	$-	$2,448,832	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,886,677	$4,004,199	$4,018,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	989,158	1,226,413	1,301,600
Provision for losses on acquired assets	6,384	2,500	20,000
Provision made for deferred compensation	276,539	399,845	98,000
Write-down of available-for-sale securities	50,442	38,394	27,849
Write-down of non-marketable securities	248,482	42,257	96,931
Deferred income tax benefit	(329,268)	(323,220)	(197,522)
BOLI income, net	(349,258)	(366,939)	(274,347)
Depreciation of premises and equipment	1,088,373	1,048,529	711,339
Amortization of intangible assets	314,584	241,028	249,701
Net gain on sale of available-for-sale securities	(42,349)	(17,335)	(67,940)
Net (gain) loss on disposals, writedowns and sale of fixed assets	(73,962)	128,363	(59,719)
Gain on sale of deposits	-	(500,845)	-
Net change of loans held-for-sale	(955,342)	(362,293)	226,872
Other	27,839	21,962	(350,028)
Change in other assets and liabilities:
Interest receivable	91,838	(123,669)	(361,720)
Other assets and liabilities	28,754	106,976	631,272

Net cash provided by operating activities	3,258,891	5,566,165	6,070,922

Cash flows from investing activities:
Federal Reserve Bank stock purchased	(12,000)	(54,000)	(405,500)
Proceeds from redemption of Federal Home Loan Bank stock	672,600	1,146,200	-
Proceeds from the sales of available-for-sale securities	2,290,571	1,354,098	1,126,131
Purchases of available-for-sale securities	(14,720,181)	(25,311,089)	(22,862,781)
Proceeds from maturities and principal payments on available-for-sale securities	13,255,927	9,078,452	15,859,638
Net decrease (increase) in loans	9,361,953	24,729,918	(29,502,226)
Purchases of premises and equipment	(1,373,474)	(1,111,469)	(1,241,683)
Proceeds from sales of premises and equipment	246,610	-	481,794
Proceeds from sales of acquired assets	4,000	244,722	497,507
Other	-	-	(75,492)
Purchase of retirement annuity	-	-	(900,000)
Purchase of BOLI	(600,000)	-	(529,184)
Cash paid in connection with acquisition of insurance agencies	(2,450,000)	-	(993,469)

Net cash provided (used) by investing activities	6,676,006	10,076,832	(38,545,265)

Cash flows from financing activities:
Net (decrease) increase in deposits	(30,739,600)	7,267,169	18,398,993
Cash paid on sale of deposits	-	(7,691,669)	-
Advances from the Federal Home Loan Bank	43,000,000	105,000,000	33,000,000
Repayment of advances from the Federal Home Loan Bank	(36,831,900)	(115,309,004)	(24,403,032)
Net advances (repayments) on Federal Home Loan Bank overnight advances	10,960,000	-	(5,377,000)
Net increase (decrease) in short-term borrowings	3,467,951	(3,741,986)	8,494,543
Dividends paid	(882,453)	(897,087)	(910,220)
Company stock purchased	(67,944)	(2,142,250)	(698,812)
Issuance of common stock	6,550	213,972	280,170
Proceeds from issuance of junior subordinated debentures	-	-	10,310,000
Repayment of junior subordinated debentures	-	-	(7,394,849)
Repayment on debt from insurance agencies acquisitions	(81,966)	-	-
Repayment on capital lease obligation	(127,535)	(111,656)	-

Net cash (used) provided by financing activities	(11,296,897)	(17,412,511)	31,699,793

Net decrease in cash and cash equivalents	(1,362,000)	(1,769,514)	(774,550)

Cash and cash equivalents, beginning of year	12,103,721	13,873,235	14,647,785

Cash and cash equivalents, end of year	$10,741,721	$12,103,721	$13,873,235

Supplemental schedule of cash flow information:
Interest paid	$20,120,234	$16,872,352	$13,214,688
Income taxes paid	819,500	2,220,561	2,017,222

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$-	$173,800	$570,339
Stock tendered in cashless stock option exercise	-	-	144,690
Change in valuation allowance for unrealized losses (gains) on available-for-sale
securities, net of tax	707,923	1,952,282	(726,781)
Net change in deferred taxes for unrealized losses (gains) on available-for-sale securities	364,689	1,005,701	(374,404)
Transfer from loan loss allowance to other liabilities for off balance sheet credit risk	-	204,086	-
Capital lease asset and related obligation	-	2,892,702	-
Stock issued in branch purchase	103,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007, 2006 and 2005

1.  Summary of Significant Accounting Policies
The accounting and reporting policies of Northeast Bancorp and Subsidiary (the Company) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

Northeast Bancorp (the Company) is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (FRB) under the Bank Holding Company Act of 1956.  The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine through its wholly-owned subsidiary, Northeast Bank (the Bank), a Maine state-chartered universal bank.  Effective August, 2004, the Bank converted its charter to a state bank from a charter as a federal savings and loan association and became a member of the Federal Reserve Bank of Boston.  As a result, the Bank is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions.  The Bank is also subject to the regulations of the Federal Deposit Insurance Corporation (FDIC).  The Bank faces vigorous competition from banks and other financial institutions.

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

NBN Capital Trust, NBN Capital Trust II and NBN Capital Trust III are considered affiliates.  (See note 18).

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest-bearing deposits and Federal Home Loan Bank overnight deposits.  The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank.  At June 30, 2007 and 2006, the reserve balance was approximately $250,000 and $230,000, respectively.

Available-for-sale Securities

Marketable equity securities and debt securities, which may be sold prior to maturity, are classified as available-for-sale and are carried at fair value.  Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers.  Changes in fair value, net of applicable income taxes, are reported as a separate component of stockholders' equity.  When a decline in fair value of a security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost.  Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.  The Company has no marketable securities classified as held-to-maturity or trading.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.  Each is a restricted investment.

Loans held-for-sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers.  The carrying value of loans held-for-sale approximates the fair value at June 30, 2007 and 2006.  Realized gains and losses on sales of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2007 and 2006 was approximately $202,000 and $303,000, respectively, and is included in other assets in the consolidated statements of financial condition.  The fair value of mortgage servicing rights exceeds their carrying value.  Mortgage servicing rights are amortized over the estimated weighted average life of the loans.  The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances.  The Company evaluates the estimated life and fair value of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

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

Goodwill and Intangible Assets

Goodwill of $407,897 arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life.  The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard
No. 142, Goodwill and Other Intangible Assets.  Intangible assets include noncompete agreements and customer lists which are being amortized on a straight-line basis over the estimated lives of the asset ranging from five to eighteen years.  The weighted average amortization period for intangibles subject to amortization is 12.55 years.  Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:  2008 - $389,287; 2009 - $352,943; 2010 - $345,703; 2011 - $345,703 and 2012 - $345,703.

Advertising Expense

Advertising costs are expensed as incurred.  Advertising costs were approximately $440,000, $492,000 and $336,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 14.  The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123.  Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25.  SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures.  Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date.  Since there were no new options granted (or modifications of existing options) during fiscal 2007 and 2006 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the 2007 and 2006 financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123-R to stock-based employee compensation.

	Years Ended June 30,
	2007	2006	2005

Net income, as reported	$1,886,677	$4,004,199	$4,018,634
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	1,513

Pro forma net income	$1,886,677	$4,004,199	$4,017,121

Earnings per share:
Basic - as reported	$.77	$1.61	$1.60
Basic - pro forma	$.77	$1.61	$1.59
Diluted - as reported	$.76	$1.59	$1.57
Diluted - pro forma	$.76	$1.59	$1.57

The following table presents the weighted average fair value and related assumptions using the Black-Scholes option-pricing model for all stock options granted during the periods indicated.  There were no stock options granted in fiscal 2007 and 2006.

	2007	2006	2005

Weighted average fair value	$-	$-	$1,513
Dividend yield	-	-	2.8%
Expected volatility	-	-	24.3%
Risk-free interest rates	-	-	4.5%
Expected lives	-	-	8 years

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

Comprehensive Income

Accumulated other comprehensive income or loss consists solely of unrealized gains or losses on investment securities available-for-sale, net of related income taxes.

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

The Company has only limited involvement with derivative financial instruments and they are used for trading and hedging purposes.  The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio and certain residential mortgage loan commitments for resale into the secondary market.  The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2007, 2006 and 2005, which are not used as a hedge but are classified as trading, is immaterial to the Company's financial position, liquidity, and results of operations.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company.  As of June 30, 2007, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $97,329,000.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133.  The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133.  The statement is effective as of July 1, 2007.  The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations.  Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods.  SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006.  Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements.  SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on July 1, 2008, with earlier adoption permitted.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective at the beginning of the Company’s fiscal year beginning July 1, 2008, and early application may be elected in certain circumstances.  The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

2.   Available-for-sale securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2007 and 2006 follows:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U.S. Government-sponsored enterprises	$21,765,732	$21,158,409	$25,766,682	$24,694,409
Mortgage-backed securities	53,987,824	52,138,732	50,618,118	48,126,031
Municipal bonds	11,067,197	10,709,069	11,075,274	10,770,167
Corporate bonds	500,000	484,625	500,000	477,520
Equity securities	1,928,144	1,857,235	2,151,072	2,069,580

	$89,248,897	$86,348,070	$90,111,146	$86,137,707

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	2007		2006
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$-	$607,323	$-	$1,072,273
Mortgage-backed securities	2,818	1,851,910	2,289	2,494,376
Municipal bonds	-	358,128	-	305,107
Corporate bonds	-	15,375	-	22,480
Equity securities	18,661	89,570	22,809	104,301

	$21,479	$2,922,306	$25,098	$3,998,537

At June 30, 2007, mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of approximately $70,934,000 were pledged as collateral to secure outstanding repurchase agreements, FHLB advances and other purposes.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises	$391,296	$9,828	$20,767,113	$597,495	$21,158,409	$607,323
Mortgage-backed securities	22,180,625	463,353	27,327,140	1,388,557	49,507,765	1,851,910
Municipal bonds	7,945,475	262,497	2,763,594	95,631	10,709,069	358,128
Corporate bonds	-	-	484,625	15,375	484,625	15,375
Equity securities	839,368	49,720	630,039	39,850	1,469,407	89,570

	$31,356,764	$785,398	$51,972,511	$2,136,908	$83,329,275	$2,922,306

Unrealized losses within U.S. Government-sponsored enterprises of $607,323 consist of twelve individual debt securities issued by the FHLB, FHLMC and FNMA of which eleven securities have had continuous losses for more than one year.  Unrealized losses within the mortgage-backed securities category of $1,851,910 consist of thirty individual debt securities, of which sixteen securities have had continuous losses for more than one year.  Unrealized losses within the municipal bond category of $358,128 consist of thirty-three individual debt securities, of which eight securities have had continuous losses of more than a year.  The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and normal market fluctuations.  Unrealized losses within the equity security category of $89,570 consist of forty-five individual equity securities, of which thirteen have had continuous losses for more than one year.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2007, 2006 and 2005, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been more than a temporary decline in market value of certain equity securities.  During the years ended June 30, 2007, 2006 and 2005, write-downs of available-for-sale securities were $50,442, $38,394 and $27,849, respectively, and are included in other noninterest expense in the consolidated statements of income.

Included in accumulated other comprehensive loss as an adjustment to stockholders' equity are the following:

	2007	2006

Net unrealized losses	$(2,900,827)	$(3,973,439)
Deferred tax effect	986,281	1,350,970

Accumulated other comprehensive loss	$(1,914,546)	$(2,622,469)

The cost and market values of available-for-sale securities at June 30, 2007, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value

Due one year or less	$6,505,701	$6,410,365
Due after one year through five years	13,370,205	12,989,363
Due after five years through ten years	996,925	972,840
Due after ten years	12,460,098	11,979,535

	33,332,929	32,352,103
Mortgage-backed securities (consisting of securities with interest rates ranging from 4.00% to 6.375%
maturing November 2007 to April 2036)	53,987,824	52,138,732
Equity securities	1,928,144	1,857,235

	$89,248,897	$86,348,070

Realized gains and losses on sales of available-for-sale securities for the year ended June 30, 2007 were $59,419 and $17,070, respectively, $21,073 and $3,738, respectively, for the year ended June 30, 2006 and $72,238 and $4,298, respectively, for the year ended June 30, 2005.  The tax provision applicable to these net realized gains amounted to $14,678, $6,008 and $23,548, respectively.

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

Loans consisted of the following as of June 30:

	2007	2006
Mortgage loans:
Residential real estate	$145,184,733	$149,099,809
Commercial real estate	112,534,812	115,327,157
Construction	7,707,432	7,480,823
Total mortgage loans	265,426,977	271,907,789

Commercial loans	40,783,958	50,261,725
Consumer and other loans	118,880,723	113,192,397
	425,091,658	435,361,911
Undisbursed portion of construction loans	(2,256,606)	(2,375,257)
Net deferred loan origination costs	2,736,366	2,675,875
	425,571,418	435,662,529

Less allowance for loan losses	5,756,000	5,496,000

Net loans	$419,815,418	$430,166,529

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $60,000 and $98,000 at June 30, 2007 and 2006, respectively.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others.  Such loans amounted to $3,110,276 and $2,792,963 at June 30, 2007 and 2006, respectively.  In 2007, new loans and advances granted to related parties totaled $1,484,077, and payments and reductions amounted to $1,166,764.  In 2006, new loans and advances totaled $573,262 and payments and reductions amounted to $1,089,589.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2007	2006	2005

Balance at beginning of year	$5,496,000	$5,104,000	$4,577,000
Provision charged to operating expenses	989,158	1,226,413	1,301,600
Transferred to off balance sheet credit risk reserve included in other liabilities	-	(204,086)	-

Loans charged off	(854,631)	(793,653)	(935,285)
Recoveries on loans previously charged off	125,473	163,326	160,685

Net loans charged off	(729,158)	(630,327)	(774,600)

Balance at end of year	$5,756,000	$5,496,000	$5,104,000

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

The following table summarizes information about impaired loans at or for the years ended:

	2007	2006	2005

Impaired loans	$2,498,498	$7,128,111	$2,190,143
Impaired loans with related allowances	884,543	5,950,923	810,543
Allowances on impaired loans	322,402	1,290,960	118,778

Average balance of impaired loans during the year	2,269,862	4,584,621	1,760,925
Interest recognized on impaired loans	211,346	71,400	85,900

Impaired loans at June 30, 2006 include loans totaling $2,544,000 which were current as to both principal and interest payments at that date, but which were considered impaired based on current estimates of collateral valuation.

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2007 and 2006, totaled approximately $5,090,000 and $5,195,000, respectively.  Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2007, 2006 and 2005, totaled approximately $211,000, $158,000 and $35,000, respectively.  The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $51,097,000 and $54,829,000 at June 30, 2007 and 2006, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2007 and 2006, are summarized as follows:

	2007	2006

Land	$1,327,621	$875,096
Buildings	2,058,695	1,790,720
Assets recorded under capital lease	2,892,702	2,892,702
Leasehold and building improvements	1,888,618	1,908,861
Furniture, fixtures and equipment	5,663,105	5,245,108
	13,830,741	12,712,487
Less accumulated depreciation	6,285,311	5,396,606
Net premises and equipment	$7,545,430	$7,315,881

Depreciation and amortization of premises and equipment included in occupancy and equipment expense, was $1,088,373, $1,048,529 and $711,339 for the years ended June 30, 2007, 2006 and 2005, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2007	2006

Real estate properties acquired in settlement of loans and other acquired assets	$-	$12,000
Less allowance for losses	-	1,616

	$-	$10,384

Activity in the allowance for losses on acquired assets was as follows for the years ended June 30:

	2007	2006	2005

Balance at beginning of year	$1,616	$20,666	$13,007
Provision for losses on acquired assets	6,384	2,500	20,000
Write-downs	(8,000)	(21,550)	(12,341)

Balance at end of year	$-	$1,616	$20,666

6.   Acquisition of Insurance Agencies
Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004.  This acquisition used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

Northeast Bank Insurance Group, Inc. acquired four agencies during fiscal 2007.  Each acquisition was the purchase of assets, except the Palmer Insurance Agency which was the purchase of stock, for cash and debt.  The details of the purchases appear below including the acquisition date and the agency’s location.  Each agency will be operated at its existing location except Russell which was relocated to the agency office in Anson, Maine.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet.  All purchase and sale agreements call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date.  The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser.  The useful lives of these intangibles range from eleven to eighteen years.  Non-compete intangible useful lives are amortized over a range of twelve to fifteen years.  The goodwill and customer list intangible for Russell are estimates and subject to change.

The debt incurred is due to the seller of each agency.  Each bears an interest rate of 6.50% over terms as follows:  Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years.  Northeast Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant and Southern Maine.  These are operating leases.  Northeast Bank acquired Palmer’s agency building and land in January, 2007.

The results of operations of Palmer, Sturtevant, Southern Maine and Russell have been included in the consolidated financial statements since the acquisition date.  There is no pro-forma disclosure included because the four agencies individually and in aggregate were not considered significant acquisitions.

	Palmer	Sturtevant and Ham	Southern Maine	Russell	Totals
Purchase price
Cash paid	$800,000	$475,000	$900,000	$275,000	$2,450,000
Debt incurred	1,067,000	475,000	450,000	325,000	2,317,000
Acquisition costs	8,360	3,877	4,264	4,501	21,002
Total	$1,875,360	$953,877	$1,354,264	$604,501	$4,788,002

Allocation of purchase price:
Goodwill	1,174,274	324,367	754,764	219,501	2,472,906
Customer list intangible	600,000	550,000	520,000	300,000	1,970,000
Non-compete intangible	300,000	75,000	75,000	85,000	535,000
Fixed and other assets	5,086	4,510	4,500	-	14,096
Deferred income taxes	(204,000)	-	-	-	(204,000)
Total	$1,875,360	$953,877	$1,354,264	$604,501	$4,788,002

Acquisition date	11/28/06	12/01/06	03/30/07	06/28/07
Location in Maine	Turner	Livermore	Scarborough	Madison

$1,298,632 of the total goodwill acquired is expected to be deductible for tax purposes.

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted Average Rate at June 30,	2007		2006
	2007	Amount	Percent	Amount	Percent

Demand	0.00%	$36,332,604	10.0%	$38,137,357	9.6%
NOW	2.22%	53,405,241	14.7%	54,432,157	13.8%
Money market	2.35%	8,053,552	2.2%	9,430,378	2.4%
Regular savings	0.78%	21,145,567	5.8%	24,247,324	6.1%
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.75%	151,674	0.0%	150,855	0.0%
1.00-3.75%	3.46%	9,973,634	2.7%	56,262,927	14.2%
3.76-5.75%	4.94%	235,151,508	64.5%	212,373,529	53.8%
5.76-7.75%	6.17%	339,997	0.1%	258,850	0.1%

	4.12%	$364,553,777	100.0%	$395,293,377	100.0%

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2008	2009	2010	2011	2012	Thereafter
Less than 1.00%	$151,674	$-	$-	$-	$-	$-
1.00-3.75%	7,163,772	2,735,068	74,794	-	-	-
3.76-5.75%	196,830,663	21,866,789	11,579,940	2,501,660	2,051,349	321,107
5.76-7.75%	298,492	9,185	-	32,320	-	-

Total	$204,444,601	$24,611,042	$11,654,734	$2,533,980	$2,051,349	$321,107

Interest expense on deposits for the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005

NOW	$1,234,207	$1,065,675	$808,762
Money market	221,118	246,283	212,744
Regular savings	194,258	227,830	230,201
Certificates of deposit and brokered time deposits	11,840,590	9,612,518	7,373,091

	$13,490,173	$11,152,306	$8,624,798

In the fourth quarter of fiscal year 2006, the Company sold the deposits of its Lisbon Falls, Maine branch and the branch was closed.  The deposits sold totaled approximately $8,908,000.  The Company recognized a gain on sale of deposits of $500,845 from this transaction, which is included in other income in the 2006 consolidated statement of income.

8.   Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

	June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates

$50,016,698	2.68% - 5.69%	2008
30,000,000	4.86 - 5.21	2009
3,000,000	4.99	2011
10,000,000	4.26	2017

$93,016,698

	June 30, 2006
Principal Amounts	Interest Rates	Maturity Dates

$34,831,900	2.22% - 5.31%	2007
31,056,698	2.68 - 5.68	2008
5,000,000	4.88	2009
5,000,000	4.81 - 4.99	2011

$75,888,598

At June 30, 2007, FHLB advances of $43,500,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances.  The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2007, the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available.  Also at June 30, 2007, the Company had approximately $19,576,000 of additional capacity to borrow from the FHLB for long-term advances.

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of acquired insurance companies.

Maturities of notes payable for the years ending after June 30, 2007 are summarized as follows:

	June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates

$ 534,522	6.50%	2008
569,471	6.50%	2009
428,194	6.50%	2010
244,721	6.50%	2011
161,056	6.50%	2012
171,525	6.50%	2013
182,674	6.50%	2014

$ 2,292,163

As of June 30, 2006, the Company had other borrowings of $57,129 with an interest rate of 3% maturing in 2007.

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

The future minimum lease payments over the remaining terms of the lease and the outstanding capital lease obligation at June 30, 2007 are as follows:

2008	$264,262
2009	264,262
2010	264,262
2011	264,262
2012	264,262
2013 and thereafter	2,344,740
Total minimuim lease payments	3,666,050
Less imputed interest	1,012,539

Capital lease obligation	$2,653,511

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $28,690,000 through the Fed Discount Window Borrower-in-Custody program.  The Bank pledged $35,863,000 of its indirect auto loan portfolio as collateral for this line of credit.  If used, interest is based upon the current federal funds rate plus 1.00%.  There were no outstanding balances under this line of credit at June 30, 2007.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts.  The weighted average interest rate on short-term borrowings was 4.28% and 3.79% at June 30, 2007 and 2006, respectively.  Securities sold under agreement to repurchase, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $31,530,000 and amortized cost of $30,348,000, respectively at June 30, 2007 and a fair value of $33,112,000 and amortized cost of $34,893,000, respectively at June 30, 2006.  Sweep accounts have excess deposit insurance coverage of $7,300,000 at June 30, 2007.  The average balance of short-term borrowings was $36,145,000 and $31,427,000 during the years ended June 30, 2007 and 2006, respectively.  The maximum amount outstanding at any month-end during 2007 and 2006 was $44,164,000 and $37,237,000, respectively.  Securities sold under these agreements were under the control of the Company throughout 2007 and 2006.

9.  Capital and Regulatory Matters

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

As of June 30, 2007 and 2006, the most recent notification from the Company’s and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratio as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below.  At June 30, 2007 and 2006, the Company and the Bank ratios exceeded the regulatory requirements.  Management believes that the Company and the Bank meet all capital adequacy requirements to which it is subject as of June 30, 2007 and 2006.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2007:
Northeast Bancorp:
Total capital to risk weighted assets	$57,302	13.97%	>$32,804	>8.0%	>$41,005	>10.0%
Tier 1 capital to risk weighted assets	$49,295	12.02%	>$16,402	>4.0%	>$24,603	> 6.0%
Tier 1 capital to total average assets	$49,295	9.07%	>$21,845	>4.0%	>$27,306	> 5.0%

As of June 30, 2006:
Northeast Bancorp:
Total capital to risk weighted assets	$60,940	14.52%	>$33,585	>8.0%	>$41,981	>10.0%
Tier 1 capital to risk weighted assets	$52,252	12.45%	>$16,793	>4.0%	>$25,189	> 6.0%
Tier 1 capital to total average assets	$52,252	9.32%	>$22,437	>4.0%	>$28,047	> 5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2007:
Northeast Bank:
Total capital to risk weighted assets	$51,892	12.71%	>$32,668	>8.0%	>$40,835	>10.0%
Tier 1 capital to risk weighted assets	$46,780	11.46%	>$16,334	>4.0%	>$24,501	> 6.0%
Tier 1 capital to total average assets	$46,780	8.60%	>$21,748	>4.0%	>$27,185	> 5.0%

As of June 30, 2006:
Northeast Bank:
Total capital to risk weighted assets	$56,088	13.44%	>$33,395	>8.0%	>$41,743	>10.0%
Tier 1 capital to risk weighted assets	$50,864	12.18%	>$16,697	>4.0%	>$25,046	> 6.0%
Tier 1 capital to total average assets	$50,864	9.07%	>$22,426	>4.0%	>$28,032	> 5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules (approximately $3,632,000 is available at June 30, 2007).

The 2006 Stock Repurchase Plan was approved and the 2004 stock repurchase plan terminated by the Board of Directors on December 15, 2006.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time.  Total stock repurchases under the 2006 plan were 3,800 shares for $67,944 through June 30, 2007.  Total stock repurchases under the 2004 plan were 145,500 shares for $3,204,092 through December 15, 2006.  The repurchase program may be discontinued by Northeast Bancorp at any time.  Total stock repurchases in fiscal 2007 were 3,800 shares for $67,944 at an average price of $17.88 per share and in fiscal 2006 were 90,200 shares for $2,142,250 at an average price of $23.75 per share.  The remaining repurchase capacity of the 2006 Plan is 196,200 shares.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.  The repurchases had a positive effect on earnings per share during 2007 and 2006, by reducing the number of common stock shares outstanding.

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

	2007	2006	2005

Average shares outstanding, used in computing Basic EPS	2,451,610	2,493,560	2,518,764

Effect of Dilutive Securities:
Stock and options outstanding	18,905	23,456	28,681
Options exercised or canceled	47	9,079	16,100
Average equivalent shares outstanding, used in computing Diluted EPS	2,470,562	2,526,095	2,563,545

11.  Other Expenses

Other expenses include the following for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005

Professional fees	$639,821	$620,914	$658,334
Advertising expense	440,222	491,920	336,201
Write-down of non-marketable securities	248,482	42,257	96,931
Computer services and processing costs	616,173	580,995	472,154
Loan expense	402,936	342,586	401,126
Write-down of available-for-sale securities	50,442	38,394	27,849
Other	2,086,832	2,099,909	2,358,757

	$4,484,908	$4,216,975	$4,351,352

12.  Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Federal:
Current	$845,509	$2,089,538	$1,965,463
Deferred	(329,268)	(323,220)	(197,522)

	516,241	1,766,318	1,767,941

State and local - current	62,922	85,049	85,916

	$579,163	$1,851,367	$1,853,857

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended June 30, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$838,386	34.0%	$1,990,892	34.0%	$1,996,646	34.0%
State tax, net of federal tax benefit	41,529	1.7	56,132	1.0	56,705	1.0
Dividend received deduction	(33,547)	(1.4)	(30,634)	(0.5)	(34,310)	(0.6)
Non-taxable interest income	(143,938)	(5.8)	-	-	-	-
Non-taxable BOLI income	(118,748)	(4.8)	(112,829)	(1.9)	(93,278)	(1.6)
Other	(4,519)	(0.2)	(52,194)	(0.9)	(71,906)	(1.3)

	$579,163	23.5%	$1,851,367	31.7%	$1,853,857	31.5%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006, are presented below:

	2007	2006
Deferred tax assets:
Loans, principally due to allowance for loan losses	$2,018,000	$1,882,000
Interest on nonperforming loans	72,000	54,000
Difference in tax and federal statement basis of investments	1,125,000	1,444,000
Deferred compensation	263,000	169,000
Other	110,000	156,000

Total deferred tax assets	3,588,000	3,705,000

Deferred tax liabilities:
Difference in tax and financial statement amortization of goodwill and other intangible assets	(324,000)	(138,000)
Mortgage servicing rights	(69,000)	(110,000)
Premises and equipment	(193,000)	(229,000)
Prepaid expenses	(159,000)	(143,000)
Other	-	(3,000)

Total deferred tax liabilities	(745,000)	(623,000)

Net deferred tax asset, included in other assets	$2,843,000	$3,082,000

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

13.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment.  Employees may contribute up to 100% of their base compensation, subject to IRS limitations.  The Company will match 50% up to the first 6% contributed.  For the years ended June 30, 2007, 2006 and 2005, the Company contributed $220,649, $202,664 and $186,649, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees.  Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion.  There were no discretionary contributions in 2007, 2006 or 2005.

Stock Option Plans

The Company has adopted Stock Option Plans.  Both "incentive stock options" and "nonqualified stock options" may be granted pursuant to the Stock Option Plans.  Under the Stock Option Plans, incentive stock options may only be granted to employees of the Company and nonqualified stock options may be granted to employees and directors.  All options granted under the Stock Option Plans will be required to have an exercise price per share equal to at least the fair market value per share of common stock on the date the option is granted.  Options immediately vest upon being granted.  The options are exercisable for a maximum of ten years after the options are granted in the case of all incentive stock options and as determined by the Board of Directors for nonqualified stock options.

In accordance with the Stock Option Plans, a total of 363,250 shares of unissued common stock were reserved for grants.  At June 30, 2007, a total of 179,500 shares remained available to be granted.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	52,500	$12.13	71,500	$12.31	108,875	$11.79
Granted	-	-	-	-	1,000	12.75
Exercised	(500)	13.10	(17,500)	12.23	(37,875)	11.18
Expired	-	-	(1,500)	14.90	(500)	18.50
Outstanding and exercisable at end of year	52,000	$12.12	52,500	$12.13	71,500	$12.31

The following table summarizes information about stock options outstanding at June 30, 2007:

		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$8.00 to $9.00	25,000	2.7	$ 8.47
$13.10	15,000	4.1	13.10
$18.50	12,000	0.6	18.50

$8.00 to $18.50	52,000	2.6	$12.12

14.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

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

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2007	2006

Commitments to originate loans:
Residential real estate mortgages	$5,936,000	$5,810,000
Residential real estate mortgages held for sale	2,557,000	1,393,000
Commercial real estate mortgages, including multi-family residential real estate	395,000	10,985,000
Commercial business loans	3,672,000	1,377,000

	$12,560,000	$19,565,000

Unused lines of credit	$42,745,000	$41,130,000
Standby letters of credit	696,000	1,538,000
Unadvanced portions of construction loans	2,257,000	2,375,000
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  As discussed in note 3, the Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $178,818 and $204,086 at June 30, 2007 and 2006, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2007 and 2006, the maximum potential amount of the Company’s obligation was $696,000 and $1,538,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options.  Rental expense under leases approximated $589,000, $662,000 and $708,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2007 are as follows:

2008	$ 379,059
2009	323,512
2010	299,321
2011	233,434
2012	232,910
2013 and thereafter	458,339

$ 1,926,575

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business.  Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

15.  Condensed Parent Information

Condensed balance sheets for Northeast Bancorp at June 30, 2007 and 2006, and statements of income and cash flows for each of the years in the three year period ended June 30, 2007, are presented below.

Balance Sheets	June 30,
Assets	2007	2006

Cash	$1,339,286	$615,784
Available-for-sale securities	565,516	833,971
Investment in banking subsidiary	51,464,689	50,194,825
Investment in common securities of affiliated trusts	496,000	496,000
Goodwill, net	407,897	407,897
Other assets	3,213,580	3,127,862

Total assets	$57,486,968	$55,676,339

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$16,496,000	$16,496,000
Other liabilities	141,090	84,214

	16,637,090	16,580,214

Stockholders' equity	40,849,878	39,096,125

Total liabilities and stockholders' equity	$57,486,968	$55,676,339

Statements of Income
	Years Ended June 30,
	2007	2006	2005
Income:
Dividends from banking subsidiary	$2,500,000	$1,250,000	$300,000
Other income	233,814	147,233	175,715

Total income	2,733,814	1,397,233	475,715

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	1,080,538	1,063,681	1,087,696
General and administrative expenses	372,513	151,421	610,330

Total expenses	1,453,051	1,215,102	1,698,026

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	1,280,763	182,131	(1,222,311)

Income tax benefit	427,997	367,542	602,665

Income (loss) before equity in undistributed net income of subsidiary	1,708,760	549,673	(619,646)

Equity in undistributed net income of subsidiary	177,917	3,454,526	4,638,280

Net income	$1,886,677	$4,004,199	$4,018,634

	Years Ended June 30,
Statements of Cash Flows	2007	2006	2005
Cash flows from operating activities:
Net income	$1,886,677	$4,004,199	$4,018,634
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	24,000	24,000	47,170
Undistributed earnings of subsidiary	(177,917)	(3,454,526)	(4,638,280)
Write down on available-for-sale securities	50,442	33,404	27,849
Net gain on available-for-sale securities	(43,513)	(17,693)	(64,174)
Other	-	-	7,783
Writedown of non-marketable investments	248,482	42,257	96,931
Increase in other assets	(366,431)	(272,411)	(980,600)
Increase in other liabilities	56,876	9,934	73,386

Net cash provided (used) by operating activities	1,678,616	369,164	(1,411,301)

Cash flows from investing activities:
Purchase of common securities of affiliated trusts	-	-	(310,000)
Increase in investment of bank subsidiary	(400,000)	-	(1,800,000)
Proceeds from the sales of securities of affiliated trusts	-	-	221,851
Available-for-sale securities transferred from the bank	-	-	(669,045)
Purchases of available-for-sale securities	(1,964,213)	(1,063,076)	(733,351)
Proceeds from sales of available-for-sale securities	2,249,946	855,635	748,615

Net cash used by investing activities	(114,267)	(207,441)	(2,541,930)

Cash flows from financing activities:
Issuance of common stock	6,550	213,972	280,170
Common stock issued in connection with the purchase of branch real estate	103,000	-	-
Repayment of junior subordinate debentures	-	-	(7,394,849)
Company stock purchased	(67,944)	(2,142,250)	(698,812)
Dividends paid to stockholders	(882,453)	(897,087)	(910,220)
Proceeds from issuance of junior subordinated debentures to affiliated trusts	-	-	10,310,000

Net cash (used) provided by financing activities	(840,847)	(2,825,365)	1,586,289

Net increase (decrease) in cash	723,502	(2,663,642)	(2,366,942)

Cash, beginning of year	615,784	3,279,426	5,646,368

Cash, end of year	$1,339,286	$615,784	$3,279,426

Supplemental schedule of cash flow information:
Interest paid	$1,067,097	$1,039,681	$1,087,696

16.  Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Unrealized gains (losses) arising during the period, net of tax effect of $(361,936) in 2007,
$997,265 in 2006 and $(339,093) in 2005	$702,582	$(1,935,868)	$658,431

Reclassification adjustment for losses (gains) on investments, net of write-downs,included
in net income, net of tax effect of $(2,753) in 2007, $8,456 in 2006, and $(35,311) in 2005	5,341	16,414	(68,350)

Other comprehensive income (loss)	$707,923	$(1,952,282)	$726,781

17.  Segment Reporting

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

18.  Junior Subordinated Debentures

NBN Capital Trust II and III were created in December 2003 and NBN Capital Trust IV was created December 2004.  Each such trust is a Delaware statutory trust (together, the "Private Trusts").  The exclusive purpose of the Private Trusts was  (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient, or incidental thereto.  Accordingly the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at June 30, 2007 and 2006.  Amounts include junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust.  The trust preferred securities were sold in two separate private placement offerings.  The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date

NBN Capital Trust II	$ 3,000,000	$ 93,000	$ 3,093,000	8.16%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035

Total	$ 16,000,000	$ 496,000	$ 16,496,000	6.42%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%.  Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.16% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV.  The Company has fully and unconditionally guaranteed all of the obligations of each trust.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts.  Based on the current interest rates, the annual interest expense is approximately $1,060,000.

19.  Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company's significant financial instruments.

Cash and Cash Equivalents - The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

Available-for-sale Securities - The fair value of available-for-sale securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Federal Home Loan Bank and Federal Reserve Bank Stock - The carrying value of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock approximates fair value based on redemption provisions of the FHLB and the FRB.

Loans and Loans held-for-sale - Fair values are estimated for portfolios of loans with similar financial characteristics.  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

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

The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

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

Borrowings - The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.  The fair value of the Company’s short-term borrowings, capital lease obligation and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$10,742	$10,742	$12,104	$12,104
Available-for-sale securities	86,348	86,348	86,138	86,138
Regulatory stock (FHLB and FRB)	5,297	5,297	5,958	5,958
Loans held-for-sale	1,636	1,665	681	703
Loans, net	419,815	422,596	430,167	437,196
Interest receivable	2,587	2,587	2,679	2,679

Financial liabilities:
Deposits (with no stated maturity)	118,937	118,937	126,247	126,247
Time deposits	245,617	245,009	269,046	266,685
Federal Home Loan Bank advances	93,017	92,625	75,889	75,457
Other borrowings	2,292	2,292	57	57
Short-term borrowings	33,105	33,045	29,637	29,587
Capital lease obligation	2,654	2,557	2,781	2,656
Junior Subordinated Debentures	16,496	16,064	16,496	15,034

20.  Branch Acquisition

On September 1, 2006, the Bank acquired its South Paris branch located at 235 Main Street, South Paris, Maine from a director of Northeast Bancorp for a purchase price of $400,000.  The price was determined by an independent, third-party appraisal.  The consideration paid was $297,000 in cash and 5,000 shares of Northeast Bancorp common stock (valued at $103,000 based on the $20.60 share price on August 31, 2006).  This branch was previously leased from the director.  This acquisition was not material to the balance sheet or the results of operations.

21.  Subsequent Events

The Board of Directors approved a new deferred compensation plan for the senior executives of the Bank and its subsidiary.

Northeast Bank Insurance Group Inc. acquired the Hartford Agency in Lewiston Maine on August 30, 2007 for $1,358,000 in cash and debt.

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Stockholders' Equity ($ in thousands)
Interest Rates and Interest Differential
Years Ended June 30, 2007, 2006 and 2005

	June 30, 2007			June 30, 2006			June 30, 2005

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:
Investment securities (1)	$84,705	$3,935	4.65%	$80,050	$3,461	4.32%	$69,451	$2,715	3.91%
Loans (2)(3)(4)	433,576	31,367	7.23%	448,611	31,643	7.05%	453,379	29,619	6.53%
Regulatory stock	5,529	368	6.66%	6,919	336	4.86%	6,982	265	3.80%
Short-term investments
(5)	4,380	210	4.79%	3,588	134	3.73%	3,998	75	1.88%
Total interest-earning
assets/interest
income/average rates
earned	528,190	35,880	6.79%	539,168	35,574	6.60%	533,810	32,674	6.12%

Non-interest earning assets:
Cash & due from banks	6,794			8,845			11,948
Bank premises and
equipment, net	7,345			7,050			4,230
Other assets	21,705			19,816			18,512
Allowance for loan
losses	(5,728)			(5,451)			(4,862)
Total non-interest
earning assets	30,116			30,260			29,828

Total assets	$558,306			$569,428			$563,638

Liabilities & Stockholders' Equity:

Interest-bearing liabilities:
NOW	$54,667	$1,234	2.26%	$59,969	$1,158	1.93%	$65,761	$809	1.23%
Money market	9,357	221	2.36%	13,093	246	1.88%	17,096	213	1.25%
Savings	22,309	194	0.87%	27,453	228	0.83%	29,056	230	0.79%
Time	256,268	11,841	4.62%	255,599	9,520	3.72%	243,612	7,373	3.03%
Total interest-
bearing deposits	342,601	13,490	3.94%	356,114	11,152	3.13%	355,525	8,625	2.43%
Short-term borrowings
(6)	36,145	1,505	4.16%	31,427	928	2.95%	30,572	403	1.32%
Borrowed funds	83,024	4,021	4.84%	82,143	3,617	4.40%	82,542	3,851	4.67%
Junior subordinated
debentures	16,496	1,081	6.55%	16,496	1,064	6.45%	15,248	1,088	7.14%
Total interest-bearing
liabilities/interest
expense/average rates
paid	478,266	20,097	4.20%	486,180	16,761	3.45%	483,887	13,967	2.89%

Non-interest bearing
liabilities:
Demand deposits and
escrow accounts	35,420			39,162			37,841
Other liabilities	3,500			3,827			3,237

Total liabilities	517,186			529,169			524,965

Stockholders' equity	41,120			40,259			38,673
Total liabilities and
stockholders' equity	$558,306			$569,428			$563,638

Net interest income		$15,783			$18,813			$18,707

Interest rate spread			2.59%			3.15%			3.23%
Net yield on interest earning assets (7)			2.99%			3.49%			3.50%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity. Interest income and yield are stated on a fully tax equivalent basis using a 30.90% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $998 in 2007, $946 in 2006, and $902 in 2005.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(7)	The net yield on interest earning assets is net interest income divided by total interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2007	2006	2005
Available-for-sale (1)

Debt securities issued by U.S. Government-sponsored enterprises	$21,158	$24,694	$25,762

Mortgage-backed securities	52,139	48,126	46,154

Municipal bonds	10,709	10,770	-

Corporate bonds	485	478	493

Equity securities	1,857	2,070	1,937

Total available-for-sale (2):	$86,348	$86,138	$74,346

(1)	Carried at estimated fair value. Northeast Bancorp does not have any securities classified as held-to-maturity.
(2)	Cost of such securities ($ in thousands) was $89,249 as of June 30, 2007, $90,111 as of June 30, 2006 and $75,361 as of June 30, 2005.

Table 3
Northeast Bancorp Consolidated
Investment Maturity at Fair Value
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
As of June 30, 2007
U. S. Government
sponsored enterprises	$6,410	3.26%	$12,505	4.31%	$973	5.14%	$1,270	5.22%	$21,158	4.09%
Mortgage-backed
securities	1,295	4.63%	-	0.00%	19,202	4.19%	31,642	5.26%	52,139	4.85%
Municipal bonds (Tax
equivalent yields)	-	0.00%	-	0.00%	-	0.00%	10,709	5.97%	10,709	5.97%
Corporate bonds	-	0.00%	485	4.05%	-	0.00%	-	0.00%	485	4.05%
Equity securities	1,857	4.99%	-	0.00%	-	0.00%	-	0.00%	1,857	4.99%
	$9,562	3.78%	$12,990	4.30%	$20,175	4.24%	$43,621	5.43%	$86,348	4.80%

As of June 30, 2006
U. S. Government
sponsored enterprises	$-	0.00%	$20,573	3.35%	$2,868	4.85%	$1,253	5.23%	$24,694	3.62%
Mortgage-backed
securities	-	0.00%	766	4.38%	23,872	4.19%	23,488	5.08%	48,126	4.63%
Municipal bonds (Tax
equivalent yields)	-	0.00%	-	0.00%	-	0.00%	10,770	5.97%	10,770	5.97%
Corporate bonds	-	0.00%	478	4.05%	-	0.00%	-	0.00%	478	4.05%
Equity securities	2,070	6.56%	-	0.00%	-	0.00%	-	0.00%	2,070	6.56%
	$2,070	6.56%	$21,817	3.41%	$26,740	4.26%	$35,511	5.36%	$86,138	4.55%

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

As of	June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$145,184	34.34%	$149,100	34.44%	$148,840	32.46%	$138,031	32.10%	$125,437	33.33%
Commercial real estate	112,535	26.61%	115,327	26.63%	125,899	27.46%	127,866	29.74%	97,854	26.00%
Construction	5,451	1.29%	5,106	1.18%	12,201	2.66%	8,367	1.95%	7,201	1.92%
Commercial	40,784	9.64%	50,262	11.61%	68,716	14.99%	64,304	14.95%	67,585	17.96%
Consumer and other	118,881	28.12%	113,192	26.14%	102,865	22.43%	91,434	21.26%	78,235	20.79%

Total loans	422,835	100.00%	432,987	100.00%	458,521	100.00%	430,002	100.00%	376,312	100.00%

Net deferred loan costs	2,736		2,676		2,531		2,592		2,675
Less:
Allowance for loan losses	5,756		5,496		5,104		4,577		4,016

Net loans	$419,815		$430,167		$455,948		$428,017		$374,971

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2007

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$30,526	$26,273	$21,749	$66,636	$145,184
Commercial	44,821	61,851	4,206	1,657	112,535
Construction	5,451	-	-	-	5,451

Non-mortgage loans:
Commercial	21,112	18,337	1,335	-	40,784
Consumer and other	1,330	39,061	23,863	54,627	118,881

Total loans	$103,240	$145,522	$51,153	$122,920	$422,835

Type of interest rate:
Predetermined rate, maturity greater than 1 year	$227,728
Floating or adjustable rate due after one year	91,867

Total due after 1 year:	$319,595

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

As of or For Years Ended June 30,	2007	2006	2005	2004	2003

Average net loans outstanding during the period (1)	$432,539	$448,070	$452,951	$395,774	$380,948

Total loans at end of period (1)	$425,571	$435,663	$461,052	$432,594	$378,987

Allowance at beginning of period	$5,496	$5,104	$4,577	$4,016	$3,496

Loans charged-off during the period:
Residential real estate	60	15	67	142	120
Commercial real estate	6	35	7	124	22
Commercial	251	326	389	49	130
Consumer and other	538	417	472	422	699

Total loans charged-off	855	793	935	737	971

Recoveries on loans previously charged-off:
Residential real estate	1	1	0	60	41
Commercial real estate	26	25	10	34	55
Commercial	4	6	41	120	166
Consumer and other	95	131	109	122	138

Total recoveries	126	163	160	336	400

Net loans charged off during the period	729	630	775	401	571
Provision for loan losses	989	1,226	1,302	962	1,091
Reclassified to off-balance sheet credit risk reserve	0	(204)	0	0	0

Allowance at end of period	$5,756	$5,496	$5,104	$4,577	$4,016

Ratio of net charge-offs to average loans outstanding	0.17%	0.14%	0.17%	0.10%	0.15%

Allowance as a percentage of total loans	1.35%	1.26%	1.11%	1.06%	1.06%

Allowance as a percentage of
non-performing and nonaccrual loans (2)	113.08%	105.79%	300.59%	272.93%	219.57%

(1) Excludes loans held for sale.

(2)	The increase in non-performing loans in fiscal 2007 and 2006 caused the allowance as a percentage of non-performing and nonaccrual loans to decrease compared to prior years.

Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

As of	June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$808	34.34%	$672	34.44%	$730	32.46%	$636	32.10%	$516	33.33%
Commercial real estate	2,000	26.61%	2,156	26.63%	1,670	27.46%	989	29.74%	855	26.00%
Construction	64	1.29%	56	1.18%	69	2.66%	48	1.95%	7	1.92%
Commercial	1,042	9.64%	1,037	11.61%	753	14.99%	1,374	14.95%	1,640	17.96%
Consumer and other	1,667	28.12%	1,470	26.14%	1,737	22.43%	1,530	21.26%	998	20.79%
Unallocated	175	0.00%	105	0.00%	145	0.00%	0	0.00%	0	0.00%

Total	$5,756	100.00%	$5,496	100.00%	$5,104	100.00%	$4,577	100.00%	$4,016	100.00%

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

The allowance is an amount that management believes will be adequate to absorb probable loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Management also obtains collateral appraisals when considered necessary.

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	As of June 30,
	2007	2006	2005	2004	2003
Nonaccrual loans:
Residential real estate	$439	$521	$515	$214	$568
Commercial real estate	1,444	1,260	33	47	524
Commercial loans	708	1,423	3	85	28
Consumer and other	461	109	60	101	76
Total nonaccrual loans	3,052	3,313	611	447	1,196

Current nonaccrual loans (1)	2,038	1,882	1,087	1,230	633
Total non-performing loans (2)	5,090	5,195	1,698	1,677	1,829
Acquired assets	-	10	89	39	97
Total non-performing assets	$5,090	$5,205	$1,787	$1,716	$1,926

Non-performing loans to total loans	1.20%	1.19%	0.37%	0.39%	0.49%
Non-performing assets to total assets	0.91%	0.92%	0.31%	0.32%	0.41%

As of June 30, 2007, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the consolidated financial statements as well as in Management's Discussion and Analysis.

(1) As of June 30, 2007, comprised of commercial real estate loans of $589 thousand, commercial loans of $1,396 thousand, residential real estate loans of $38 thousand and consumer loans of $15 thousand.

(2) Total non-performing loans increased in fiscal 2007 and 2006 as compared to prior years primarily from commercial real estate and commercial loans. Loans past due 90 days or more and discretionary actions by management to place loans on non-accural account for the increase in both portfolios. Estimated credit losses were included in the determination of the adequacy of the allowance for loan losses.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2007			June 30, 2006			June 30, 2005
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits
and escrow accounts	$35,420	0.00%	9.37%	$39,162	0.00%	9.91%	$37,841	0.00%	9.62%
Regular savings	22,309	0.87%	5.90%	27,453	0.83%	6.95%	29,056	0.79%	7.39%
NOW and money market	64,024	2.27%	16.94%	73,062	1.80%	18.48%	82,857	1.23%	21.06%
Time deposits	256,268	4.62%	67.79%	255,599	3.76%	64.66%	243,612	3.03%	61.93%

Total average deposits	$378,021	3.57%	100.00%	$395,276	2.82%	100.00%	$393,366	2.19%	100.00%

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Certificates of Deposit $100,000 & Over
As of June 30, 2007
($ in thousands)

Balance

3 months or less	$25,535
Over 3 through 6 months	10,138
Over 6 through 12 months	23,860
Over 12 months	8,565

Total certificates of deposit $100,000 & over	$68,098

Table 11
Northeast Bancorp Consolidated
Short-term Borrowings
($ in thousands)

	As of or For Years Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$33,105	4.28%	$29,637	3.79%	$33,379	1.48%

Average outstanding during year	36,145	4.16%	31,427	2.95%	30,572	1.32%

Maximum outstanding at any month end	44,164		37,237		36,506

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. These borrowings were scheduled to mature within 180 days. Securities sold under agreements to repurchase were collateralized by mortgage-backed and U. S. Government-sponsored enterprise securities with a fair value of $31,530,000 and amortized cost of $30,348,000 at June 30, 2007, and a fair value of $33,112,000 and amortized cost of  $34,893,000 at June 30, 2006. Sweep accounts have excess deposit insurance coverage of $7,300,000 at June 30, 2007. Securities sold under these agreements were under the control of the Company throughout 2007 and 2006.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	As of or For Years Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$50,017	5.17%	$34,832	4.03%	$48,500	4.89%

Average outstanding during year	34,672	4.45%	38,606	4.27%	40,541	5.08%

Maximum outstanding at any month end	50,017		49,306		50,761

This table shows the Federal Home Loan Bank Advances the Company had due to mature in one year or less as of June 30, 2007, 2006, and 2005.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Interest-Earning Assets & Interest-bearing Liabilities
As of June 30, 2007
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest-earning assets:
Investment securities	$9,562	$12,990	$63,796	$86,348	16.68%
Regulatory stock	4,826	-	471	5,297	1.02%
Short-term investments (1)	3,313	-	-	3,313	0.64%

Mortgage loans:
Residential real estate:
Fixed rate loans	115	2,922	87,693	90,730	17.52%
Variable loans	30,411	23,351	692	54,454	10.52%
Commercial real estate	44,821	61,851	5,863	112,535	21.73%
Construction	5,451	-	-	5,451	1.05%
Other loans:
Commercial	21,112	18,337	1,335	40,784	7.88%
Consumer and other	1,330	39,061	78,490	118,881	22.96%
Total loans	103,240	145,522	174,073	422,835	81.66%
Total interest-earning assets	$120,941	$158,512	$238,340	$517,793	100.00%

Interest-bearing liabilities:
Customer deposits:
NOW accounts	$53,405	$-	$-	$53,405	11.29%
Money market accounts	8,054	-	-	8,054	1.70%
Regular savings	21,145	-	-	21,145	4.47%
Time deposits	204,463	40,833	321	245,617	51.91%
Total customer deposits	287,067	40,833	321	328,221	69.37%
Borrowings:
Short-term borrowings	33,105	-	-	33,105	7.00%
FHLB advances and other borrowings	55,551	29,403	10,355	95,309	20.14%
Junior subordinated debentures	3,093	13,403	-	16,496	3.49%
Total borrowings	91,749	42,806	10,355	144,910	30.63%
Total interest-bearing liabilities	$378,816	$83,639	$10,676	$473,131	100.00%

Interest sensitivity gap	$(257,875)	$74,873	$227,664	$44,662

Cumulative gap	$(257,875)	$(183,002)	$44,662	$44,662

Cumulative gap ratio	31.93%	60.43%	109.44%	109.44%

Cumulative gap as a percentage of total assets	-46.31%	-32.87%	8.02%	8.02%

(1) Includes interest-earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2007.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liability model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference, the Company does not consider its cumualtive gap position to be as high of a negative amount as presented in the schedule above.

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2006	2006	2007	2007
Interest income
Interest on loans	$7,942,105	$7,951,759	$7,779,765	$7,692,918
Interest & dividends on investments
& available-for-sale securities	1,079,884	1,084,560	1,042,775	1,108,589
Total interest and dividend income	9,021,989	9,036,319	8,822,540	8,801,507

Interest expense
Deposits	3,350,654	3,352,163	3,365,204	3,422,152
FHLB advances and other borrowings	970,138	967,609	993,900	1,089,704
Short-term borrowings	307,829	437,547	398,246	361,314
Junior Subordinated Debentures	277,991	276,883	270,912	254,752
Total interest expense	4,906,612	5,034,202	5,028,262	5,127,922

Net interest income	4,115,377	4,002,117	3,794,278	3,673,585
Provision for loan losses	300,786	375,546	200,043	112,783

Net interest income after provision for loan losses	3,814,591	3,626,571	3,594,235	3,560,802

Securities transactions	4,386	17,878	8,443	11,642
Other operating income	1,458,042	1,869,280	2,379,096	2,196,060
Other operating expense	4,669,678	4,964,155	5,265,250	5,176,103

Income before income taxes	607,341	549,574	716,524	592,401
Income tax expense	152,674	132,218	191,557	102,714
Net income	$454,667	$417,356	$524,967	$489,687

Earnings per share:
Basic	$0.19	$0.17	$0.21	$0.20
Diluted	$0.18	$0.17	$0.21	$0.20

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2005	2005	2006	2006
Interest income
Interest on loans	$8,018,116	$7,978,433	$7,698,250	$7,948,204
Interest & dividends on investments
& available-for-sale securities	852,350	922,229	975,370	1,063,256
Total interest and dividend income	8,870,466	8,900,662	8,673,620	9,011,460

Interest expense
Deposits	2,513,254	2,771,214	2,808,774	3,059,064
FHLB advances and other borrowings	1,008,655	775,365	856,253	976,658
Short-term borrowings	160,437	224,204	251,767	291,280
Junior Subordinated Debentures	262,056	266,346	264,548	270,731
Total interest expense	3,944,402	4,037,129	4,181,342	4,597,733

Net interest income	4,926,064	4,863,533	4,492,278	4,413,727
Provision for loan losses	300,505	300,104	325,356	300,448

Net interest income after provision for loan losses	4,625,559	4,563,429	4,166,922	4,113,279

Securities transactions	6,736	3,031	1,683	5,885
Other operating income	1,390,298	1,384,568	1,779,952	2,022,728
Other operating expense	4,459,094	4,386,326	4,692,209	4,670,875

Income before income taxes	1,563,499	1,564,702	1,256,348	1,471,017
Income tax expense	521,402	493,506	382,607	453,852
Net income	$1,042,097	$1,071,196	$873,741	$1,017,165

Earnings per share:
Basic	$0.41	$0.42	$0.35	$0.43
Diluted	$0.41	$0.42	$0.35	$0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Corporation’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. We do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected.  The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on their evaluation of disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our internal controls and procedures over financial reporting as of the end of the period covered by this report were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

The Company is not subject to an attestation report from its registered public accounting firm until the fiscal year ended June 30, 2008.  Thus, no attestation report on management's assessment of our internal controls over financial reporting is included in this annual report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2007 fiscal year (the "2007 Proxy Statement").  Certain information with respect to executive officers is included in Part I, Item 4 of this report.  The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2007 Proxy Statement.  Information regarding the information required by Item 406 of Regulation S-K is incorporated herein by reference from the information contained in the section captioned “Corporate Governance – Code of Ethics” in the 2007 Proxy Statement.  The information required by Item 10 of Form 10-K with respect to our audit committee is incorporated by reference from the information contained in the section captioned "Corporate Goverence Board Committee and Membership and Meetings – Audit Committee” in the Company's 2007 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," “Compensation of Executive Officers”, "Compensation Discussion and Analysis”, and "Compensation Committee Interlocks and Insider Participation" in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2007 Proxy Statement

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2007.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	52,000	$ 12.12	179,500

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)	Includes stock options granted or available under stockholder approved Stock Option Plans in 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Related Party Transactions" and “Corporate Governance – Director Qualifications and Independence” in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section "Relationship with Independent Accountants" in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Income for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
(b)	Exhibits
The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.
3.1	Conformed Articles of Incorporation of Northeast Bancorp
3.2	Bylaws of Northeast Bancorp
4.1
Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.2
Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement of Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.3
Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission October 12, 1999.

4.4
Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.5
Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.6
Form of Guarantee Agreement, incorporated by reference to Exhibit 4.6 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

10.1
1987 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp), incorporated by reference to Bethel Bancorp's Registration Statement on Form S-1 (No. 33-12815), filed with the Securities and Exchange Commission.

10.2	1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp)
10.3	1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp)
10.4	1999 Stock Option Plan of Northeast Bancorp
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Shatswell, MacLeod & Company, P.C.
23.2	The Consent of Banker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

With the exception of the information expressly incorporated herein by reference, the Company's 2007 Proxy Statement for the 2007 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 21, 2007	By: /s/ James D. Delamater
James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John B. Bouchard John B. Bouchard	Director	September 21, 2007
/s/ James P. Day James P. Day	Director	September 21, 2007
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 21, 2007
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 21, 2007
/s/ Philip C. Jackson Philip C. Jackson	Director	September 21, 2007
/s/ Judith W. Kelley Judith W. Kelley	Chairman of the Board	September 21, 2007
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 21, 2007
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 21, 2007
/s/ John Schiavi John Schiavi	Director	September 21, 2007
/s/ Stephen W. Wight Stephen W. Wight	Director	September 21, 2007
/s/ Dennis A. Wilson Dennis A. Wilson	Director	September 21, 2007
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2007

EXHIBIT INDEX
Exhibit Number	Exhibit
3.1	Conformed Articles of Incorporation of Northeast Bancorp
3.2	Bylaws of Northeast Bancorp
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

10.2	1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp)
10.3	1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp)
10.4	1999 Stock Option Plan of Northeast Bancorp
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Shatswell, MacLeod & Company, P.C.
23.2	The Consent of Baker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).