Form 10-Q
period 2007-09-30
NORTHEAST BANCORP /ME/
filed 2007-11-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2007
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
__________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Maine _____________________________________________	01-0425066 ____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine ___________________________________	04240 ____________________________________
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2007, the registrant had outstanding 2,368,982 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets September 30, 2007 (Unaudited) and June 30, 2007

Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows (Unaudited) Three Months ended September 30, 2007 and 2006

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,
	2007	June 30,
	(Unaudited)	2007
Assets
Cash and due from banks	$7,353,302	$9,065,330
Interest-bearing deposits	1,562,126	1,676,391
Total cash and cash equivalents	8,915,428	10,741,721

Available-for-sale securities, at fair value	109,525,834	86,348,070
Loans held-for-sale	829,610	1,636,485

Loans receivable	421,289,576	425,571,418
Less allowance for loan losses	5,756,000	5,756,000
Net loans	415,533,576	419,815,418

Premises and equipment, net	7,388,998	7,545,430
Accrued interest receivable	2,590,134	2,586,720
Federal Home Loan Bank stock, at cost	4,825,700	4,825,700
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	3,467,993	2,880,803
Intangible assets, net of accumulated amortization of $2,784,685 at 09/30/07 and $2,681,148 at 6/30/07	4,785,544	4,110,081
Bank owned life insurance (BOLI)	9,946,784	9,844,584
Other assets	5,398,590	5,994,468
Total assets	$573,679,691	$556,800,980

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$34,557,846	$36,332,604
NOW	55,167,710	53,405,241
Money market	8,429,069	8,053,552
Regular savings	21,518,956	21,145,567
Brokered time deposits	18,860,960	22,546,163
Certificates of deposit	222,478,254	223,070,650
Total deposits	361,012,795	364,553,777

Federal Home Loan Bank advances	85,240,181	93,016,698
Structured repurchase agreements	30,000,000	-
Short-term borrowings	31,685,285	33,105,377
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,620,886	2,653,511
Other borrowings	3,200,057	2,292,163
Other liabilities	2,783,353	3,833,576
Total liabilities	533,038,557	515,951,102

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,371,332 and 2,448,832 shares
outstanding at September 30, 2007 and June 30, 2007, respectively	2,371,332	2,448,832
Additional paid-in capital	3,409,539	4,715,164
Retained earnings	35,810,257	35,600,428
Accumulated other comprehensive loss	(949,994)	(1,914,546)
Total stockholders' equity	40,641,134	40,849,878

Total liabilities and stockholders' equity	$573,679,691	$556,800,980

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September
	2007	2006
Interest and dividend income:
Interest on loans	$7,723,178	$7,942,105
Interest on Federal Home Loan Bank overnight deposits	10,909	19,494
Taxable interest on available-for-sale securities	973,414	803,909
Tax-exempt interest on available-for-sale securities	111,123	110,381
Dividends on available-for-sale securities	32,779	33,661
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	85,283	100,429
Other interest and dividend income	20,201	12,010
Total interest and dividend income	8,956,887	9,021,989

Interest expense:
Deposits	3,414,576	3,350,654
Federal Home Loan Bank advances	1,102,051	934,636
Short-term borrowings	372,425	307,829
Junior subordinated debentures issued to affiliated trusts	273,480	277,991
Structured repurchase agreements	125,989	-
Obligation under capital lease agreements	33,441	35,061
Other borrowings	42,078	441
Total interest expense	5,364,040	4,906,612

Net interest and dividend income before provision for loan losses	3,592,847	4,115,377

Provision for loan losses	190,283	300,786
Net interest and dividend income after provision for loan losses	3,402,564	3,814,591

Noninterest income:
Fees for other services to customers	273,613	266,808
Net securities (losses) gains	(5,937)	4,386
Gain on sales of loans	152,956	95,785
Investment commissions	398,010	371,608
Insurance commissions	866,042	428,465
BOLI income	111,766	97,044
Other income	192,924	198,332
Total noninterest income	1,989,374	1,462,428

Noninterest expense:
Salaries and employee benefits	2,861,145	2,773,924
Occupancy expense	411,007	411,349
Equipment expense	379,380	398,369
Intangible assets amortization	103,537	66,762
Other	1,086,535	1,019,274
Total noninterest expense	4,841,604	4,669,678

Income before income tax expense	550,334	607,341
Income tax expense	119,769	152,674

Net income	$430,565	$454,667

Earnings per common share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.18

Net interest margin (tax equivalent basis)	2.75%	3.05%
Net interest spread (tax equivalent basis)	2.42%	2.77%
Return on average assets (annualized)	0.31%	0.32%
Return on average equity (annualized)	4.17%	4.52%
Efficiency ratio	87%	84%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2007 and 2006
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance at June 30, 2006	$-	$2,447,132	$4,675,258	$34,596,204	$(2,622,469)	$39,096,125
Net income for three months ended 9/30/06				454,667		454,667
Other comprehensive income net of tax:
Net unrealized losses on investments available
for sale, net of reclassification adjustment					1,170,126	1,170,126
Total comprehensive income						1,624,793

Dividends on common stock at $0.09 per share				(220,242)		(220,242)
Common stock issued in connection with
the purchase of branch real estate		5,000	98,000			103,000

Balance at September 30, 2006	$-	$2,452,132	$4,773,258	$34,830,629	$(1,452,343)	$40,603,676

Balance at June 30, 2007	$-	$2,448,832	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for three months ended 9/30/07				430,565		430,565
Other comprehensive income net of tax:
Net unrealized losses on investments available
for sale, net of reclassification adjustment					964,552	964,552
Total comprehensive income						1,395,117

Dividends on common stock at $0.09 per share				(220,736)		(220,736)
Common stock re-purchased		(77,500)	(1,305,625)			(1,383,125)

Balance at September 30, 2007	$-	$2,371,332	$3,409,539	$35,810,257	$(949,994)	$40,641,134

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash (used) provided by operating activities:	$(485,207)	$266,586

Cash flows from investing activities:
Available-for-sale securities purchased	(25,540,529)	(3,133,932)
Available-for-sale securities matured	3,440,048	2,566,629
Available-for-sale securities sold	395,695	266,573
Net change in loans	4,366,136	(4,352,246)
Net capital expenditures	(111,003)	(46,681)
Cash paid in connection with purchase of branch real estate	-	(297,000)
Cash paid in connection with acquisition of insurance agency	(425,250)	-
Net cash used by investing activities	(17,874,903)	(4,996,657)

Cash flows from financing activities:
Net change in deposits	(3,540,982)	(5,006,450)
Net change in short-term borrowings	(1,420,092)	9,301,032
Dividends paid	(220,736)	(220,242)
Company stock repurchased	(1,383,125)	-
Advances from the Federal Home Loan Bank	-	19,000,000
Repayment of advances from the Federal Home Loan Bank	(8,211,517)	(17,205,734)
Net advances on Federal Home Loan Bank overnight advances	435,000	-
Structured repurchase agreements	30,000,000	-
Debt from purchase of insurance agency	933,000	-
Repayment on debt from insurance agencies acquisitions	(25,106)	-
Repayment on capital lease obligation	(32,625)	(31,004)
Net cash provided by financing activities	16,533,817	5,837,602

Net (decrease) increase in cash and cash equivalents	(1,826,293)	1,107,531

Cash and cash equivalents, beginning of period	10,741,721	12,103,721
Cash and cash equivalents, end of period	$8,915,428	$13,211,252

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of income tax, on available-for-sale securities	$964,552	$1,170,126
Common stock issued in connection with purchase of branch real estate	-	103,000

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$220,000	$664,500
Interest paid	5,306,321	4,927,132
Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2007, the results of operations for the three  month periods ended September 30, 2007 and 2006, the changes in stockholders' equity for the three month periods ended September 30, 2007 and 2006, and the cash flows for the three month periods ended September 30, 2007 and 2006. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2007 included in the Company's Annual Report on Form 10-K. Certain June 30, 2007 amounts have been reclassified to be consistent with the September 30, 2007 financial statements.

2.  Junior Subordinated Debentures

NBN Capital Trust II and NBN Capital Trust III were created in December 2003.  NBN Capital Trust IV was created in December 2004. Each trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling Common Securities and Preferred Securities (the “Trust Preferred Securities”) in a private placement offering, (ii) using the proceeds of the sale of the Trust Preferred Securities to acquire Junior Subordinated Deferrable Interest Notes of the Company ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient, or incidental thereto. Accordingly the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the Junior Subordinated Debentures issued by the Company to each Private Trust and the Trust Preferred securities issued by each Trust at September 30, 2007 and June 20, 2007.  Amounts include the Junior Subordinated Debentures acquired by the Private Trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The Trust Preferred Securities were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	8.03%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	6.40%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Trust Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 8.03% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense is approximately $1,056,000.

3.  Loans
The following is a summary of the composition of loans at:
	September 30,	June 30,
	2007	2007
Residential real estate	$142,354,415	$145,184,733
Commercial real estate	108,864,523	112,534,812
Construction	6,254,224	5,450,826
Commercial	38,917,994	40,783,958
Consumer & Other	122,077,760	118,880,723
Total	418,468,916	422,835,052
Net Deferred Costs	2,820,660	2,736,366
Total Loans	$421,289,576	$425,571,418

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
	Three months Ended September 30,
	2007	2006
Balance at beginning of period	$5,756,000	$5,496,000
Add provision charged to operations	190,283	300,786
Recoveries on loans previously charged off	17,788	40,998
	5,964,071	5,837,784
Less loans charged off	208,071	231,784
Balance at end of period	$5,756,000	$5,606,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities are summarized below:

	September 30, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$20,765,448	$20,437,642	$21,765,732	$21,158,409
Mortgage-backed securities	76,365,301	75,504,323	53,987,824	52,138,732
Municipal Bonds	11,280,609	11,182,258	11,067,197	10,709,069
Corporate bonds	500,000	493,285	500,000	484,625
Equity securities	2,031,348	1,908,326	1,928,144	1,857,235
	$110,942,706	$109,525,834	$89,248,897	$86,348,070

	September 30, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,194,898	$13,026,854	$6,505,701	$6,410,365
Due after one year through five years	5,680,304	5,630,635	13,370,205	12,989,363
Due after five years through ten years	997,048	983,290	996,925	972,840
Due after ten years	12,673,807	12,472,406	12,460,098	11,979,535
Mortgage-backed securities (including securities with interest rates ranging
from 4.0% to 6.4% maturing November 2007 to March 2037)	76,365,301	75,504,323	53,987,824	52,138,732
Equity securities	2,031,348	1,908,326	1,928,144	1,857,235
	$110,942,706	$109,525,834	$89,248,897	$86,348,070

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 52,240,181	2.68% - 5.83%	2008
20,000,000	4.86 – 5.11	2009
3,000,000	4.99	2011
10,000,000	4.26	2017
$ 85,240,181

June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 50,016,698	2.68% - 5.69%	2008
30,000,000	4.86 - 5.21	2009
3,000,000	4.99	2011
10,000,000	4.26	2017
$ 93,016,698

The Federal Home Loan Bank has the option to call $21,000,000 of the outstanding advances at September 30, 2007. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy, during the three months ended September 30, 2007, the Company borrowed $30,000,000.  The borrowed funds, along with available funds, were used to acquire $32,100,895 of mortgage-backed securities. The funding was implemented in two parts and had imbedded purchased interest rate caps and sold interest rate floors, as summarized below.  The interest rate caps eliminated the balance sheet risk to rising interest rates.  Interest is payable quarterly, and the interest rates are fixed for the first two years during which the issuer of the debt may not terminate the transaction.  Following the two years ending August 28, 2009, the interest rates will reset quarterly based on three month LIBOR and the issuer of the debt can terminate the transaction on any quarterly payment date.  The final maturity is August 28, 2012.

Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2007 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the three months ended September 30, 2007, and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the September 30, 2007 financial statements.

9.  Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building.  Our principal executive and administrative offices, along with our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments, were consolidated to this four story building located in downtown Lewiston. We lease the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen year term ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement. The Obligation under Capital Lease was $2,620,886 and $2,653,511 at September 30, 2007 and June 30, 2007, respectively. The capital lease asset is being amortized over the lease term.

10.   Insurance Agency Acquisitions

On August 30, 2007, Northeast Bank Insurance Group, Inc., a wholly-owned subsidiary of Northeast Bank, acquired substantially all of the assets of the Hartford Insurance Agency (Hartford) located in Lewiston, Maine for cash and debt.  The Hartford acquisition purchase price was $1,358,000, of which $425,000 was paid in cash and $833,000 is payable to the seller over a term of seven years and bearing an interest rate of 6.50% and $100,000 was payable over the same seven year period but bears no interest.  The goodwill and customer list intangibles recorded as a result of this acquisition have been estimated and are subject to change.

All acquisitions were accounted for using the purchase method and resulted in increases in customer list intangibles and goodwill on the balance sheet. All agreements also call for a reduction of the purchase price should the stipulated minimum income levels not be attained.  The customer list intangibles will be amortized over twelve years. The non-compete agreements will be amortized over the individual’s expected years of employment plus three years. The results of operations of Hartford have been included in the consolidated financial statements of the Company since the acquisition date.  There is no pro-forma disclosure included because Hartford was not considered a significant acquisition.  The details of the purchase appear below.

Purchase Price:	Hartford
Cash	$425,250
Debt	933,000
Acquisition Costs	5,181
Total	$1,363,431

Allocation:
Customer List	$679,000
Non-compete Agreement	100,000
Goodwill	584,431
Total	$1,363,431

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2007 and 2006 and the financial condition at September 30, 2007 and June 30, 2007. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2007, for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2007. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2007 as filed on Form 10-K with the Securities and Exchange Commission (“SEC”). We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition.

Northeast Bank is faced with three challenges: growing loans, improving net interest margins, and improving the efficiency ratio.

Loans have decreased compared to June 30, 2007, due principally to decreases in residential real estate, commercial real estate, and commercial loans. While competition for commercial real estate and small commercial loans is intense, we are not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

To improve net interest income, during the quarter ended September 30, 2007, we purchased $30 million of mortgage-backed securities funded through a repurchase agreement.  This leveraging of our balance sheet increased overall earning assets.

Net interest margins are expected to continue to decline. The competition for deposits and the relatively high cost of attracting new deposits is expected to maintain the overall cost of funds.  By lowering the federal funds rate in September, the Federal Reserve Bank caused loans with interest rates tied to prime rate and subject to change immediately to decline by 50 basis points. In contrast, any decline in interest rates on interest-bearing deposits will occur over an extended number of months.   Our certificates of deposits, which reprice over the next twelve months, are expected to reprice to interest rates slightly lower than one year ago. We believe that the prospect of additional decreases in prime rate in the immediate future is likely. Thus, any improvement in net interest income would result from an increased volume of new loan originations or investment purchases, as opposed to rate increases. As of June 30, 2007, the balance sheet was slightly liability sensitive based on a twelve month repricing period.  A liability sensitive position indicates that more liabilities than assets repriced during the repricing period and would generally be expected to result in a decrease in net interest income during a period of rising interest rates.

Management believes that the allowance for loan losses as of September 30, 2007 was adequate, under present conditions, for credit risk known in the loan portfolio. Non-accrual loans decreased slightly compared to June 30, 2007.

We expect to continue to increase non-interest income through the continued expansion of Northeast Bank Insurance Agency, Inc. into southern Maine through the acquisition of existing insurance agencies, the expansion of the wealth management division of our trust department, resulting in increased trust fees, continuing increase of the investment brokerage division, thereby increasing commission revenue, the continued increase in commercial and personal property and casualty insurance policies through the cross-sale to existing bank customers and the sale to new customers increasing insurance commission revenue. Non-interest expense is expected to increase to support the expansion of each division.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2007, we had twelve banking offices and twelve insurance offices, all located in western and south-central Maine. At September 30, 2007, we had consolidated assets of $573.7 million and consolidated stockholders' equity of $40.6 million.

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

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc., is our insurance agency. There are twelve insurance agency offices, an increase of one since the quarter ended June 30, 2007.  Five agencies have been acquired since June 28, 2006: Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2007; Russell Agency of Madison, Maine was acquired on June 28, 2007; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2007;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. The Russell Agency was moved to our existing location in Anson, Maine following the acquisition.  Our insurance agency offices are located in Anson, Auburn, Augusta, Bethel, Jackman, Lewiston, Livermore Falls, Mexico, Rangeley (its headquarters), Turner, Scarborough, and South Paris, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products.  See Note 6 in our June 30, 2007 audited consolidated financial statements for more information.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income and is affected by the level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets(i.e. loans and investments)  and interest-bearing liabilities(i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management, and financial planning to reduce its dependency on net interest income.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on interest-earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increasing non-interest income from expanded trust services, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

General

The Company reported consolidated net income of $430,565, or $0.18 per diluted share, for the three months ended September 30, 2007 compared with $454,667, or $0.18 per diluted share, for the three months ended September 30, 2006, a decrease of $24,102, or 5%. Net interest and dividend income decreased $522,530, or 13%, as a result of a lower net interest margin, and a decrease in earning assets. Non interest income increased $526,946, or 36%, primarily from increased gain on sale of loans, increased investment brokerage commissions, and increased insurance commissions. Noninterest expense increased $171,926, or 4%, primarily due to increased salaries and employee benefits and other noninterest expenses.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.17% and 0.31%, respectively, for the quarter ended September 30, 2007 as compared to 4.52% and 0.32%, respectively, for the quarter ended September 30, 2006. The decrease in the returns on average equity and average assets was primarily due to lower net income for the most recent quarter.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2007 decreased to $3,592,847, as compared to $4,115,377 for the same period in 2006. The decrease in net interest and dividend income of $522,530, or 13%, was primarily due to a 30 basis point decrease in net interest margin, on a tax equivalent basis, and a decrease in average earning assets of $7,223,912, or 1%, for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The decrease in average earning assets was primarily due to a decrease in average loans of $13,968,891, or 3%, and a decrease in average interest-bearing deposits and regulatory stock of $946,886, or 11%, partially offset by an increase in average investment securities of $7,673,865, or 9%, from the purchase of mortgage-backed securities. Average loans as a percentage of average earning assets was 81% and 82% for quarters ended September 30, 2007 and 2006, respectively.  Our net interest margin, on a tax equivalent basis, was 2.75% and 3.05% for the quarters ended September 30, 2007 and 2006, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended September 30, 2007 was 2.42%, a decrease of 35 basis points from 2.77% for the same period a year ago. Comparing the three months ended September 30, 2007 and 2006, the yields on earning assets increased 4 basis points compared to a 39 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the competitive pressure on interest rates to attract new customers and retain existing customer relationships and a generally rising interest rate environment. We were not able to increase our net interest spread due to the volume of interest-bearing liabilities (primarily certificates of deposits) that repriced to higher rates, our slightly liability sensitive balance sheet, resulting in the cost of interest-bearing liabilities repricing more quickly then the yield of interest bearing assets, and a decreased prime rate during the quarter ended September 30, 2007 resulting in an immediate decline in the rates earned on loans with an interest rate tied to the prime rate.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended September 30, 2007 and 2006.

	Difference Due to
	Volume	Rate	Total
Investments	$80,762	$73,785	$154,547
Loans, net	(254,546)	35,619	(218,927)
FHLB & Other Deposits	(3,208)	2,814	(394)
Total Interest-earnings Assets	(176,992)	112,218	(64,774)

Deposits	(258,386)	322,308	63,922
Securities sold under repurchase Agreements	28,932	35,664	64,596
Borrowings	280,407	48,503	328,910
Total Interest-bearing Liabilities	50,953	406,475	457,428
Net Interest and Dividend Income	$(227,945)	$(294,257)	$(522,202)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreement, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $49,577 and $49,249 for the three months ended September 30, 2007 and 2006, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has shifted to a liability sensitive position, where more liabilities than assets reprice within a twelve month repricing period, from an asset sensitive position. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates.

As of September 30, 2007 and 2006, 43% and 46%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2007 was $190,283, a decrease of $110,503, or 37%, from $300,786 for the three months ended September 30, 2006. The provision was decreased due to our internal analysis of the adequacy of the allowance for loan losses. We considered: the decrease in net charge-offs of $190,283 for the three months ended September 30, 2007 compared to $190,786 for the same period in 2006; an increase in loan delinquency to 2.82% at September 30, 2007 compared to 2.42% at June 30, 2007 and 2.59% at September 30, 2006 due to the amount of loan balances past due;  a  decrease in non-performing loans (more than 90 days past due) at September 30, 2007 compared to  June 30, 2007; and internally classified and criticized loans at September 30, 2007 that increased slightly compared to June 30, 2007. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.37% at September 30, 2007 compared to 1.35% at June 30, 2007 and 1.27% at September 30, 2006.

Noninterest Income

Total noninterest income was $1,989,374 for the three months ended September 30, 2007, an increase of $526,946, or 36%, from $1,462,428 for the three months ended September 30, 2006. This increase was the combined impact of a $57,171 increase in gains on the sales of loans due to an increase in the volume of residential real estate sold, a $26,402 increase in investment commissions resulting from an increase in sales, and a $437,577 increase in insurance commission revenue due to the additional revenue contributed by insurance agency acquisitions.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2007 was $4,841,604, an increase of $171,926, or 4%, from $4,669,678 for the three months ended September 30, 2006. This increase was primarily due an $87,221, or 3%, increase in salaries and employee benefits from an increase in full-time staff for our insurance agency acquisitions, and lower deferrals of salary and benefit expenses due to a decrease in the number of loans closed partially offset by lower deferred compensation expenses and lower medical benefits costs. Occupancy expense was virtually unchanged compared to the prior year.  Equipment expense decreased $18,989, or 5%, due to lower depreciation and storage expenses. Intangible amortization increased from the intangibles added from the five insurance agency acquisitions. Other noninterest expense increased $67,261, or 7%, primarily from increased professional fees for outsourcing public relations and information security, increased advertising expenses primarily from the timing of television commercials, increased provisions for off-balance sheet credit risk, increased debit card processing expenses and losses on deposit accounts and increased travel and entertainments expenses.  These increases in noninterest expense were partially offset by a decrease in non-marketable securities impairment expense compared to September 30, 2006.

For the three months ended September 30, 2007, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same period in 2006.

Our efficiency ratio, total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 87% and 84% for the three months ended September 30, 2007 and 2006, respectively. The increase in the efficiency ratio was due, in part, to the decrease in net interest and dividend income compared to the three months ended September 30, 2006, and, in part, to the increase in operating expenses during the three months ended September 30, 2007 from acquired insurance agencies.

Financial Condition

Our consolidated assets were $573,679,691 and $556,800,980 as of September 30, 2007 and June 30, 2007, respectively, an increase of $16,878,711, or 3%. This increase was primarily due to an increase of $23,177,764, or 27%, in available-for-sale investment securities, partially offset by a decrease of $4,281,842 in loans, primarily commercial loans, a decrease in loans held-for-sale of $806,875, and a decrease in cash and due from banks of $1,712,028. For the three months ended September 30, 2007, average total assets were $559,679,376, a decrease of $2,758,042, or less than 1%, from $562,437,418 for the same period in 2006. This average asset decrease was primarily attributable to a decrease in net loans.

Total stockholders' equity was $40,641,134 and $40,849,878 at September 30, 2007 and June 30, 2007, respectively, a decrease of $208,744, or less than 1%, due to  dividends paid and stock repurchased partially offset by net income for the three months ended September 30, 2007 and a decrease in accumulated other comprehensive loss. Book value per outstanding share was $17.14 at September 30, 2007 and $16.68 at June 30, 2007.

Investment Activities

The available-for-sale investment portfolio was $109,525,834 as of September 30, 2007, an increase of $23,177,764, or 27%, from $86,348,070 as of June 30, 2007.  This increase was due to a leveraging transaction in August, 2007 to increase net interest income by acquiring $32 million of mortgage-backed securities which were funded through a structured repurchase agreement of $30 million with an average rate of 4.45% and a spread of approximately 1.36%.  To reduce the balance sheet exposure to rising interest rates, $40 million of interest rate caps were imbedded in this transaction with an at the money strike rate of 5.50% based on three month LIBOR. See note 7 for additional information.

The investment portfolio as of September 30, 2007 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $94,665,715 for the three months ended September 30, 2007 as compared to $86,991,850 for the three months ended September 30, 2006, an increase of $7,673,865, or 9%. This increase was due primarily to the leveraging transaction described above.

Our entire investment portfolio is classified as available-for-sale at September 30, 2007 and June 30, 2007, and is carried at fair value. Changes in fair value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and fair value of available-for-sale securities at September 30, 2007 were $110,942,706 and $109,525,834, respectively. The difference between the carrying value and the cost of the securities of $1,416,872 was primarily attributable to the decline in market value of U.S. government-sponsored enterprises and mortgage-backed securities below their cost. The net unrealized loss on equity securities was $123,022 and the net unrealized losses on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $1,293,850 at September 30, 2007. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased slightly in market value due to the recent decreases in long-term interest rates as compared to June 30, 2007. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Loans, including those held for sale, of $422,119,186 as of September 30, 2007 decreased $5,088,717, or 1%, from $427,207,903 as of June 30, 2007. Compared to June 30, 2007, construction and consumer loans increased, while residential real estate, commercial real estate, and commercial loans decreased. Construction loans increased $803,398, or 14%, due to an increase in originations during the three months ended September 30, 2007.  Consumer loans increased $3,197,037, or 3%, due to continued origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio and commercial real estate 1 to 4 family loans, decreased $2,830,318, or 2%. Commercial real estate loans decreased $3,670,289, or 3%, as a result of large loan payoffs. Commercial loans decreased $1,865,964, or 5%, due to the repayment of several large loans. Net deferred loan origination costs increased $84,294, or 3%. The total loan portfolio averaged $422,067,761 for the three months ended September 30, 2007, a decrease of $14,692,633, or 3%, compared to the three months ended September 30, 2006.

The Bank primarily lends within its local market areas, which management believes helps them to better evaluate credit risk. The Bank's loan portfolio as of September 30, 2007 had a slight mix change, with increases in consumer loans that were offset by decreases in commercial loans when compared to June 30, 2007. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans, consisting of primarily owner-occupied residential loans, as a percentage of total loans were 34% as of each of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. The variable rate product as a percentage of total residential real estate loans was 36%, 37% and 41% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $144,744,015 for the three months ended September 30, 2007 decreased $4,695,563, or 3%, from the three months ended September 30, 2006. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 4% of residential real estate loans at September 30, 2007. The Bank has not pursued a similar strategy recently.

Commercial real estate and commercial loans both decreased at September 30, 2007 compared to the same period in the prior year.  The decrease reflects the intense competition for new and renewing commercial real estate and commercial loans.  The Bank has tightened its credit underwriting standards as delinquencies and classified and criticized loans increased and priced the origination of loans to better reflect risk.

Commercial real estate loans as a percentage of total loans were 26% as of each of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 95% as of September 30, 2007, 94% as of June 30, 2007 and 96% as of September 30, 2006, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $110,921,401 for the three months ended September 30, 2007 decreased $3,349,356, or 3%, from the same period in 2006.

Construction loans as a percentage of total loans were 1% as of September 30, 2007 and June 30, 2007 and 2% as of September 30, 2006, respectively. We limit disbursements to the percentage of construction completed in order to control risk; an independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 56%, 60%, and 48% for the same periods, respectively. Average construction loans were $5,526,716 and $8,450,014 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $2,923,298, or 35%.

Commercial loans as a percentage of total loans were 9%, 10%, and 11% as of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. The variable rate products as a percentage of total commercial loans were 60%, 58%, and 56% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $38,362,179 for the three months ended September 30, 2007 decreased $9,511,519, or 20%, from $47,873,698 for the same period in 2006.

Consumer and other loans as a percentage of total loans were 30%, 29%, and 27% for the periods ended September 30, 2007, June 30, 2007, and September 30, 2006, respectively. At September 30, 2007, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 30%, 46%, and 19% of total consumer loans, respectively, compared to 31%, 43%, and 21%, respectively, of total consumer loans at June 30, 2007. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by generally underwriting products with average lives of no longer than five years, receiving a rate of return commensurate with the risk and lending to individuals in the Bank's market areas. Average consumer and other loans were $121,227,351 and $114,832,839 for the three months ended September 30, 2007 and 2006, respectively. The $6,394,512, or 6%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30,		June 30,
	2007	% of Total	2007	% of Total
Indirect Auto	$36,348,353	30%	$36,808,246	31%
Indirect RV	56,233,605	46%	51,611,223	43%
Indirect Mobile Home	23,860,006	19%	24,961,562	21%
Subtotal Indirect	116,441,964	95%	113,381,031	95%
Other	5,635,796	5%	5,499,692	5%
Total	$122,077,760	100%	$118,880,723	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent or, when less than 90 days past due and based on our judgment, the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $4,737,000 and $5,090,000 at September 30, 2007 and June 30, 2007, respectively, or 1.12% and 1.20% of total loans, respectively. The Bank's allowance for loan losses was equal to 1.22% and 1.13% of the total non-performing loans at September 30, 2007 and June 30, 2007, respectively. The following table represents the Bank's non-performing loans as of September 30, 2007 and June 30, 2007:

	September 30,	June 30,
Description	2007	2007
Residential Real Estate	$495,000	$477,000
Commercial Real Estate	1,391,000	2,033,000
Commercial Loans	2,452,000	2,104,000
Consumer and Other	399,000	476,000
Total non-performing	$4,737,000	$5,090,000

Non-performing loans decreased in the three months ended September 30, 2007 compared to June 30, 2007. Of total non-performing loans at September 30, 2007, $1,280,000 of these loans were current and paying as agreed compared to $2,038,000 at June 30, 2007, a decrease of $758,000. Consumer and other non-performing loans were primarily indirect auto loans pending sale at auction. The difference between the carrying amount of the indirect auto loan and its estimated auction sale value had been charged off. The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss was incorporated in determining the adequacy of the allowance for loan losses.

At September 30, 2007, the Bank had $412,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $2,130,000 when compared to the level of $2,542,000 at June 30, 2007.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

9-30-07	6-30-07	3-31-07	12-31-06	9-30-06
3.11%	2.90%	2.47%	2.93%	2.54%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding loans classified as non-performing but which are current and paying as agreed, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 2.80% as of September 30, 2007.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,756,000 on both September 30, 2007 and June 30, 2007, representing 1.37% and 1.35%, respectively, of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall risk inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the three months ended September 30, 2007, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of September 30, 2007 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in January 2007. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is purchased by the Bank because the BOLI income and the death benefit are not subject to income taxes.  BOLI income is used to partially offset the increase in employee benefits.  BOLI is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of the insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies AA- or better at September 30, 2007. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 20.1% of the Bank's capital plus the allowance for loan losses at September 30, 2007, which is below our 25% policy limit.

Goodwill of $3,467,993 as of September 30, 2007 increased $587,190 as compared to $2,880,803 as of June 30, 2007. The increase resulted from consideration paid in excess of identified tangible and intangible assets from the one insurance agency acquisition in the three months ended September 30, 2007.

Intangible assets of $4,785,544 as of September 30, 2007 increased $675,463, from $4,110,081 as of June 30, 2007. This asset consists of customer list and non-compete agreement intangibles from five insurance agency acquisitions. This increase in intangibles includes additions of $779,000 in customer list intangibles from the one insurance agency acquisition in the three months ended September 30, 2007 net of intangible amortization of $103,537 for the three month ended September 30, 2007. See Note 1 of the audited consolidated financial statements as of June 30, 2007 for additional information on intangible assets.

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

Total deposits of $361,012,795 as of September 30, 2007 decreased $3,540,982, or 1%, from $364,553,777 as of June 30, 2007. Excluding the decrease in brokered deposits, customer deposits increased $144,221, or less than 1%.  Brokered deposits decreased $3,685,203, or 16%, from the repayment of maturing balances reducing this source of wholesale funding. NOW accounts increased $1,762,469, or 3%. Money market accounts increased $375,517, or 5%, and savings accounts increased $373,389, or 2%, during the three months ended September 30, 2007. Demand deposit accounts decreased $1,774,758, or 5%.  Certificate of deposits decreased $592,396, or less than 1%, due to management’s decision not to promote this product during the quarter ended September 30, 2007. Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less, with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $361,869,224 for the three months ended September 30, 2007 decreased $27,068,997, or 7%, compared to the average for the three months ended September 30, 2006 of $388,938,221. This decrease in total average deposits compared to September 30, 2006 was attributable to a decrease in average demand deposits of $973,684, or 2%, a decrease in average NOW accounts of $3,233,055, or 6%, a decrease in average money markets of $1,325,801, or 14%, a decrease in average savings of $2,912,462, or 12%, and a $27,326,276 or 57%, decrease in average brokered time deposits. These decreases were partially offset by an $8,702,281, or 4%, increase in average certificates of deposit. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit. Excluding average brokered deposits, average customer deposits increased $257,279, or less than 1%, for the three months ended September 30, 2007 compared to the same period one year ago.

Even though deposit interest rates have remained competitive with other banks, the rates of return are potentially higher with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin, as the mix of deposits shifts to certificates of deposit.

Brokered deposits are used by us as part of our overall funding strategy and as an alternative to customer certificates of deposit, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Our policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds.  At September 30, 2007, brokered time deposits, as a percentage of total assets, was 3.3% compared to 4.1% at June 30, 2007 and 8.0% at September 30, 2006. The weighted average maturity for the brokered deposits was approximately 0.9 years.

Advances from the Federal Home Loan Bank (FHLB) were $85,240,181 as of September 30, 2007, a decrease of $7,776,517, or 8%, from $93,016,698 as of June 30, 2007. At September 30, 2007, we had pledged U.S. government agency and mortgage-backed securities of $22,060,395 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $86,764,057 for the three months ended September 30, 2007, an increase of $7,753,773, or 9%, compared to $79,010,284 average for the same period last year.

Structured repurchase agreements were $30,000,000 at September 30, 2007. This vehicle represents a new source of funding for us and it was used for the leveraging transaction described above.  We pledged $32,100,998 of mortgage-backed securities as collateral.  The structured repurchase agreements bear an average interest rate of 4.45%, have a two year period where the issuer can not call the funding due, and mature in five years on August 28, 2012.  Interest is paid quarterly.  See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $31,685,285 as of September 30, 2007, a decrease of $1,420,092, or 4%, from $33,105,377 as of June 30, 2007. Market interest rates are offered on this product. At September 30, 2007, we had pledged U.S. government agency and mortgage-backed securities of $38,446,082 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $33,895,034 for the three months ended September 30, 2007, an increase of $2,786,104, or 9%, compared to the average for the three months ended September 30, 2006.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At September 30, 2007, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2007 in addition to the traditional retail deposit products:

Brokered time deposits	$124,559,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$16,476,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$26,690,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$167,725,000

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

The following table summarizes the outstanding junior subordinated notes as of September 30, 2007:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date (At Par)
NBN Capital Trust II	$3,093,000	8.03%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$16,496,000	6.40%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,056,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended September 30, 2007, the Company repurchased 77,500 shares of stock for $1,383,125, an average of $17.85 per share. Total stock repurchases under the 2006 Plan were 81,300 shares for $1,451,069, an average of $17.85 per share, through September 30, 2007.  The remaining repurchase capacity of the plan was 118,700 shares at quarter end.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $40,641,134 as of September 30, 2007, as compared to $40,849,878 at June 30, 2007. The decrease of $208,744, or less than 1%, was due to the repurchase of stock of $1,383,125 and the payment of dividends of $220,736, partially offset by the net income for the three months ended September 30, 2007 of $430,565, and a decrease in other comprehensive loss of $964,552. Book value per common share was $17.14 as of September 30, 2007, as compared to $16.68 at June 30, 2007. The ratio of Tier 1 capital to total average assets of the Company was 8.53% as of September 30, 2007 and 9.07% at June 30, 2007.  The decrease was due to the intangible assets recognized in the acquisition of the Hartford Insurance Agency.

The Company's net cash used by operating activities was $485,207 during the three months ended September 30, 2007, which was a $751,793 increase compared to the same period in 2006, and was primarily attributable to an increase in loans held-for-sale for the three months ended September 30, 2007. Investing activities were a net use of cash primarily due to purchasing investment securities and an insurance agency acquisition during the three months ended September 30, 2007 as compared to the same period in 2006. Financing activities resulted in a net source of cash from the structured repurchase agreements, partially offset by a decrease in deposits and a decrease in FHLB advances compared to the same period in 2006. Overall, the Company's cash and cash equivalents decreased by $1,826,293 during the three months ended September 30, 2007.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2007, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2007, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total capital to risk weighted assets	$55,274	13.45%	$32,870	8.00%	$41,087	10.00%
Tier 1 capital to risk weighted assets	$47,201	11.49%	$16,435	4.00%	$24,652	6.00%
Tier 1 capital to total average assets	$47,201	8.53%	$22,141	4.00%	$27,677	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total capital to risk weighted assets	$49,462	12.09%	$32,726	8.00%	$40,908	10.00%
Tier 1 capital to risk weighted assets	$44,338	10.84%	$16,363	4.00%	$24,545	6.00%
Tier 1 capital to total average assets	$44,338	8.11%	$21,864	4.00%	$27,330	5.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the written commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2007, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$85,240,181	$52,240,181	$20,000,000	$3,000,000	$10,000,000
Structured repurchase agreements	30,000,000	-	30,000,000	-	-
Junior subordinated debentures	16,496,000	-	16,496,000	-	-
Capital lease obligation	2,620,886	135,791	292,867	323,730	1,868,498
Other borrowings	3,200,057	648,236	1,244,910	647,621	659,290
Total long-term debt	137,557,124	53,024,208	68,033,777	3,971,351	12,527,788

Operating lease obligations (1)	2,421,061	489,637	810,763	713,322	407,339
Total contractual obligations	$139,978,185	$53,513,845	$68,844,540	$4,684,673	$12,935,127

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$23,805,233	$23,805,233	$-	$-	$-
Commitments related to loans held for sale(3)	1,618,320	1,618,320	-	-	-
Unused lines of credit (4)(5)	44,704,929	20,440,982	5,800,639	2,811,171	15,652,137
Standby letters of credit (6)	952,318	952,318	-	-	-
	$71,080,800	$46,816,853	$5,800,639	$2,811,171	$15,652,137

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2007 was a gain of $5,276.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2007. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2007.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.	Risk Factors There have been no material changes in the risk factors set forth in the last 10-K.

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jul. 1 – Jul. 31	-	-	-	196,200
	Aug. 1 – Aug. 31	50,000	17.90	50,000	146,200
	Sep. 1 – Sep. 30	27,500	17.75	27,500	118,700

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that its Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2007, unless extended.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None.

Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description
	3.1	Articles (incorporated by reference to the Company's June 30, 2007 10K filed on September 27, 2007)
	3.2	Bylaws (incorporated by reference to the Company's June 30, 2007 10K filed on September 27, 2007)
	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007	NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits
EXHIBIT NUMBER	DESCRIPTION
3.1	Articles (incorporated by reference to the Company's June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company's June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).