Form 10-Q
period 2007-12-31
NORTHEAST BANCORP /ME/
filed 2008-02-13
CIK 811831

UNITED STATES
SECURITIES ANDEXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2007
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

                         Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 12, 2008, the registrant had outstanding 2,324,182 shares of common stock, $1.00 stated value per share.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,886,393	$9,065,330
Interest-bearing deposits	1,276,044	1,676,391
Total cash and cash equivalents	9,162,437	10,741,721

Available-for-sale securities, at fair value	129,754,247	86,348,070
Loans held-for-sale	705,523	1,636,485

Loans receivable	408,235,770	425,571,418
Less allowance for loan losses	5,756,000	5,756,000
Net loans	402,479,770	419,815,418

Premises and equipment, net	7,707,415	7,545,430
Accrued interest receivable	2,530,497	2,586,720
Federal Home Loan Bank stock, at cost	4,825,700	4,825,700
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	5,213,167	2,880,803
Intangible assets, net of accumulated amortization of $2,929,896 at 12/31/07 and $2,681,148 at 6/30/07	8,323,333	4,110,081
Bank owned life insurance	12,052,066	9,844,584
Other assets	5,172,089	5,994,468

Total assets	$588,397,744	$556,800,980

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$33,271,576	$36,332,604
NOW	51,065,229	53,405,241
Money market	12,706,476	8,053,552
Regular savings	19,674,363	21,145,567
Brokered time deposits	20,956,895	22,546,163
Certificates of deposit	225,974,820	223,070,650
Total deposits	363,649,359	364,553,777

Federal Home Loan Bank advances	80,251,677	93,016,698
Structured repurchase agreements	40,000,000	-
Short-term borrowings	36,158,969	33,105,377
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,587,844	2,653,511
Other borrowings	5,028,874	2,292,163
Other liabilities	3,005,825	3,833,576
Total liabilities	547,178,548	515,951,102

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,324,182 and
2,448,832 shares outstanding at December 31, 2007 and June 30, 2007, respectively	2,324,182	2,448,832
Additional paid-in capital	2,709,046	4,715,164
Retained earnings	35,999,818	35,600,428
Accumulated other comprehensive income (loss)	186,150	(1,914,546)
Total stockholders' equity	41,219,196	40,849,878

Total liabilities and stockholders' equity	$588,397,744	$556,800,980

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Interest and dividend income:
Interest on loans	$7,588,460	$7,951,759
Interest on Federal Home Loan Bank overnight deposits	24,569	40,432
Taxable interest on available-for-sale securities	1,206,280	803,724
Tax-exempt interest on available-for-sale securities	112,608	109,465
Dividends on available-for-sale securities	33,865	32,484
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	86,127	86,859
Other interest and dividend income	20,741	11,596
Total interest and dividend income	9,072,650	9,036,319

Interest expense:
Deposits	3,412,717	3,352,163
Federal Home Loan Bank advances	965,515	924,021
Structured repurchase agreements	362,972	-
Short-term borrowings	402,950	437,547
Junior subordinated debentures issued to affiliated trusts	272,412	276,883
Obligation under capital lease agreements	33,024	34,665
Other borrowings	53,766	8,923
Total interest expense	5,503,356	5,034,202

Net interest and dividend income before provision for loan losses	3,569,294	4,002,117

Provision for loan losses	179,653	375,546
Net interest and dividend income after provision for loan losses	3,389,641	3,626,571

Noninterest income:
Fees for other services to customers	269,866	261,533
Net securities (losses) gains	(1,799)	17,878
Gain on sales of loans	121,287	144,706
Investment commissions	586,488	637,383
Insurance commissions	1,098,976	425,103
BOLI income	105,283	96,260
Other income	216,784	304,295
Total noninterest income	2,396,885	1,887,158

Noninterest expense:
Salaries and employee benefits	3,122,918	2,937,681
Occupancy expense	439,958	416,615
Equipment expense	407,829	386,671
Intangible assets amortization	145,211	86,340
Other	1,164,934	1,136,848
Total noninterest expense	5,280,850	4,964,155

Income before income tax expense	505,676	549,574
Income tax expense	103,248	132,218

Net income	$402,428	$417,356

Earnings per common share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.17

Net interest margin (tax equivalent basis)	2.66%	3.00%
Net interest spread (tax equivalent basis)	2.39%	2.65%
Return on average assets (annualized)	0.28%	0.29%
Return on average equity (annualized)	3.85%	4.01%
Efficiency ratio	89%	84%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Interest and dividend income:
Interest on loans	$15,311,638	$15,893,864
Interest on Federal Home Loan Bank overnight deposits	35,478	59,926
Taxable interest on available-for-sale securities	2,179,694	1,607,632
Tax-exempt interest on available-for-sale securities	223,731	219,847
Dividends on available-for-sale securities	66,645	66,145
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	171,410	187,289
Other interest and dividend income	40,941	23,606
Total interest and dividend income	18,029,537	18,058,309

Interest expense:
Deposits	6,827,293	6,702,816
Federal Home Loan Bank advances	2,059,689	1,858,658
Structured repurchase agreements	488,961	-
Short-term borrowings	775,376	745,376
Junior subordinated debentures issued to affiliated trusts	545,892	554,875
FRB Borrower & Custody	7,877	-
Obligation under capital lease agreements	66,465	69,726
Other borrowings	95,844	9,363
Total interest expense	10,867,397	9,940,814

Net interest and dividend income before provision for loan losses	7,162,140	8,117,495

Provision for loan losses	369,935	676,332
Net interest and dividend income after provision for loan losses	6,792,205	7,441,163

Noninterest income:
Fees for other services to customers	543,478	528,341
Net securities (losses) gains	(7,736)	22,264
Gain on sales of loans	274,242	240,491
Investment commissions	984,499	1,008,992
Insurance commissions	1,965,019	853,568
BOLI income	217,049	193,304
Other income	409,707	502,625
Total noninterest income	4,386,258	3,349,585

Noninterest expense:
Salaries and employee benefits	5,984,063	5,711,605
Occupancy expense	851,248	827,964
Equipment expense	786,927	785,040
Intangible assets amortization	248,748	153,101
Other	2,251,468	2,156,122
Total noninterest expense	10,122,454	9,633,832

Income before income tax expense	1,056,009	1,156,916
Income tax expense	223,016	284,893

Net income	$832,993	$872,023

Earnings per common share:
Basic	$0.35	$0.36
Diluted	$0.35	$0.35

Net interest margin (tax equivalent basis)	2.71%	3.05%
Net interest spread (tax equivalent basis)	2.40%	2.71%
Return on average assets (annualized)	0.29%	0.31%
Return on average equity (annualized)	4.01%	4.26%
Efficiency ratio	88%	84%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2007 and 2006
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2006	$-	$2,447,132	$4,675,258	$34,596,204	$(2,622,469)	$39,096,125
Net income for six months ended 12/31/06	-	-	-	872,023	-	872,023
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment	-	-	-	-	1,518,631	1,518,631
Total comprehensive income						2,390,654

Dividends on common stock at $0.18 per share	-	-	-	(440,978)	-	(440,978)
Stock options exercised	-	500	6,050	-	-	6,550
Common stock issued in connection with estate	-	5,000	98,000	-	-	103,000

Balance at December 31, 2006	$-	$2,452,632	$4,779,308	$35,027,249	$(1,103,838)	$41,155,351

Balance at June 30, 2007	$-	$2,448,832	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for six months ended 12/31/07	-	-	-	832,993	-	832,993
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment	-	-	-	-	2,100,696	2,100,696
Total comprehensive income						2,933,689

Dividends on common stock at $0.18 per share	-	-	-	(433,603)	-	(433,603)
Stock options exercised	-	3,000	29,025	-	-	32,025
Stock grant	-	150	1,387	-	-	1,537
Common stock re-purchased	-	(127,800)	(2,036,530)	-	-	(2,164,330)

Balance at December 31, 2007	$-	$2,324,182	$2,709,046	$35,999,818	$186,150	$41,219,196

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash provided by operating activities:	$1,305,857	$1,150,327

Cash flows from investing activities:
Federal Home Loan Bank stock redeemed	-	521,800
Available-for-sale securities purchased	(47,643,783)	(3,811,552)
Available-for-sale securities matured	6,657,500	8,866,733
Available-for-sale securities sold	733,764	935,361
Net change in loans	17,342,124	1,027,697
Net capital expenditures	(703,322)	(117,566)
Proceeds from sale of aquired assets	-	246,610
Purchase of Bank Owned Life Insurance	(2,000,000)	-
Cash paid in connection with purchase of branch real estate	-	(297,000)
Cash paid in connection with acquisition of insurance agency	(3,696,250)	(1,275,000)
Net cash (used) provided by investing activities	(29,309,967)	6,097,083

Cash flows from financing activities:
Net change in deposits	(904,418)	(24,022,429)
Net change in short-term borrowings	3,053,592	12,831,983
Dividends paid	(433,603)	(440,978)
Proceeds from stock issuance	33,562	6,550
Company stock repurchased	(2,164,330)	-
Advances from the Federal Home Loan Bank	7,000,000	29,000,000
Repayment of advances from the Federal Home Loan Bank	(13,455,021)	(24,413,006)
Net repayments on Federal Home Loan Bank overnight advances	(6,310,000)	-
Structured repurchase agreements	40,000,000	-
Repayment on debt from insurance agencies acquisitions	(329,289)	-
Repayment on capital lease obligation	(65,667)	(62,405)
Net cash provided (used) by financing activities	26,424,826	(7,100,285)

Net (decrease) increase in cash and cash equivalents	(1,579,284)	147,125

Cash and cash equivalents, beginning of period	10,741,721	12,103,721
Cash and cash equivalents, end of period	$9,162,437	$12,250,846

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$2,100,696	$1,518,631
Common stock issued in connection with purchase of branch real estate	-	103,000

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$320,000	$774,500
Interest paid	10,638,842	9,670,773
Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2007, the results of operations for the three and six month periods ended December 31, 2007 and 2006, the changes in stockholders' equity for the six month periods ended December 31, 2007 and 2006, and the cash flows for the six month periods ended December 31, 2007 and 2006. Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2007 included in the Company's Annual Report on Form 10-K. Certain June 30, 2007 amounts have been reclassified to be consistent with the December 31, 2007 financial statements.

2.  Junior Subordinated Debentures Issued to Affiliated Trust

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each Private Trust and the Trust Preferred Securities issued by each Trust at December 31, 2007.  Amounts include the Junior Subordinated Debentures acquired by the Private Trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The Trust Preferred Securities were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	7.63%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	6.32%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Trust Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 7.63% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Trust Preferred Securities is approximately $1,043,000.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2007	June 30, 2007
Residential real estate	$143,621,302	$145,184,733
Commercial real estate	100,076,461	112,534,812
Construction	6,192,371	5,450,826
Commercial	36,236,338	40,783,958
Consumer & Other	119,366,456	118,880,723
Total	405,492,928	422,835,052
Net Deferred Costs	2,742,842	2,736,366
Total Loans	$408,235,770	$425,571,418

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six months Ended December 31,
	2007	2006
Balance at beginning of period	$5,756,000	$5,496,000
Add provision charged to operations	369,935	676,332
Recoveries on loans previously charged off	37,630	61,156
	6,163,565	6,233,488
Less loans charged off	407,565	475,488
Balance at end of period	$5,758,000	$5,758,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities are summarized below:

	December 31, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$20,765,152	$20,726,814	$21,765,732	$21,158,409
Mortgage-backed securities	94,540,741	95,222,341	53,987,824	52,138,732
Municipal Bonds	11,278,586	11,244,140	11,067,197	10,709,069
Corporate bonds	500,000	501,985	500,000	484,625
Equity securities	2,365,208	2,058,967	1,928,144	1,857,235
	$129,449,687	$129,754,247	$89,248,897	$86,348,070

	December 31, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,500,745	$5,481,885	$6,505,701	$6,410,365
Due after one year through five years	13,373,741	13,403,710	13,370,205	12,989,363
Due after five years through ten years	1,212,599	1,218,197	996,925	972,840
Due after ten years	12,456,653	12,369,147	12,460,098	11,979,535
Mortgage-backed securities (including securities with interest rates ranging
from 4.0% to 6.4% maturing February 2013 to March 2037)	94,540,741	95,222,341	53,987,824	52,138,732
Equity securities	2,365,208	2,058,967	1,928,144	1,857,235
	$129,449,687	$129,754,247	$89,248,897	$86,348,070

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 40,251,677	2.68% - 5.68%	2008
22,000,000	4.31 – 5.11	2009
3,000,000	4.99	2011
10,000,000	4.26	2016
5,000,000	4.29	2017
$ 80,251,677

June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 50,016,698	2.68% - 5.69%	2008
30,000,000	4.86 - 5.21	2009
3,000,000	4.99	2011
10,000,000	4.26	2017
$ 93,016,698

The Federal Home Loan Bank has the option to call $26,000,000 of the outstanding advances at December 31, 2007. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy during the six months ended December 31, 2007, the Company borrowed $40,000,000 in two transactions.

On August 28, 2007, borrowed funds of $30,000,000, along with available funds, were used to acquire $32,100,895 of mortgage-backed securities. This funding was implemented in two parts and had imbedded purchased interest rate caps and sold interest rate floors, as summarized below.  The interest rate caps reduced the balance sheet risk to rising interest rates.  Interest is payable quarterly, and the interest rates are fixed for the first two years during which the issuer of the debt may not terminate the transaction. Following the two years ending August 28, 2009, the interest rates will reset quarterly based on three month LIBOR and the debt issuer can terminate the transaction on any quarterly payment date.

On December 13, 2007, borrowed funds of $10,000,000, along with available funds, were used to acquire $12,000,000 of mortgage-backed securities. The funding had an imbedded purchased interest rate cap as summarized below.  Interest is payable quarterly.  The interest notes are fixed for three years during which the debt issuer may not terminate the transaction.  After December 13, 2010, the interest rate will reset quarterly based on three month LIBOR and the transaction can be terminated by the debt issuer or any quarterly payment.

Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$40,000,000

Payments would be received on the interest rate caps when three month LIBOR exceeded the strike rate on the quarterly reset date.  Payments would be made on the sold interest rate floors when three month LIBOR was below the strike rate on the quarterly reset date.  The amount of the payment would be equal to the difference between the strike rate and three month LIBOR multiplied by the notional amount of the cap or floor and be made 90 days after the reset date.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2007 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the six months ended December 31, 2007, and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the December 31, 2007 financial statements.

9.  Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building.  Our principal executive and administrative offices, along with our operations, loan processing and underwriting, loan servicing, accounting, human resources, and commercial lending departments, were consolidated to this four story building located in downtown Lewiston. We lease the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen year term ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement. The Obligation under Capital Lease was $2,587,844 and $2,653,511 at December 31, 2007 and June 30, 2007, respectively. The capital lease asset is being amortized over the lease term.

10.   Insurance Agency Acquisitions

On August 30, 2007, Northeast Bank Insurance Group, Inc. (“NBIG”), a wholly-owned subsidiary of Northeast Bank, acquired substantially all of the assets of the Hartford Insurance Agency (Hartford) located in Lewiston, Maine for cash and debt.  The Hartford acquisition purchase price was $1,358,000, of which $425,000 was paid in cash, and the remainder in a seven year note with $833,000 bearing an interest rate of 6.50% and $100,000  bearing no interest.  The goodwill and customer list intangibles recorded as a result of this acquisition have been estimated and are subject to change.

On November 30, 2007, NBIG acquired substantially all of the assets of Spence & Matthews Insurance (“Spence & Matthews”) of Berwick, Maine for cash and debt. The acquisition price was $4,388,000 of which $3,038,000 was paid in cash, with the remainder in a seven year note, with  $500,000 bearing an interest rate of 6.50% and $800,000 bearing no interest.  The goodwill and customer list intangibles from this acquisition have been estimated and are subject to change.

On December 11, 2007, NBIG acquired substantially all of the assets of Hyler Agency (“Hyler”) of Thomaston, Maine for cash and debt.  The acquisition price was $1,066,000 of which $233,000 was paid in cash, $233,000 was payable to the seller in January, 2007, and the remainder in a seven year note with $500,000 bearing an interest rate of 6.50%, and $100,000 bearing no interest.  The goodwill and intangible resulting from this transaction have also been estimated and are subject to change.

All acquisitions were accounted for using the purchase method and resulted in increases in  intangibles assets (consisting of customer list and non-compete intangibles) and goodwill on the balance sheet. All acquisition agreements also call for a reduction of the purchase price should the stipulated minimum income levels not be attained.  The customer list intangibles will be amortized over twelve years. The non-compete agreements will be amortized over the individual’s expected years of employment plus three years. The results of operations of Hartford, Spence Matthews and Hyler have been included in the consolidated financial statements of the Company since the applicable acquisition date.  There is no pro-forma disclosure included because none of the Hartford, Spence & Mathews or Hyler acquisitions were considered a significant acquisition.  The details of the purchases appear below.

Purchase Price:	Hartford	Spence & Mathews	Hyler
Cash	$425,250	$3,038,000	$233,000
Debt	933,000	1,300,000	833,000
Acquisition Costs	5,181	18,630	5,544
Total	$1,363,431	$4,356,630	$1,071,544

Allocation:
Customer List	$679,000	$2,150,000	$533,000
Non-compete Agreement	100,000	800,000	200,000
Goodwill	584,431	1,406,630	338,544
Total	$1,363,431	$4,356,630	$1,071,544

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2007 and 2006 and the financial condition at December 31, 2007 and June 30, 2007. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2007, for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

A Note about Forward Looking Statements

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of the effect of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

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

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2007 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition.

Northeast Bank is faced with following challenges: growing loans, improving net interest margins, executing our plan of increasing noninterest income, and improving the efficiency ratio.

Loans have decreased compared to June 30, 2007, due principally to a decrease in residential real estate, commercial real estate, and commercial loans. While competition for commercial real estate and small commercial loans is intense, we are not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

To improve net interest income, we leveraged our balance sheet using investment securities during the six months ended December 31, 2007.  We purchased $12 million of mortgage-backed securities funded through a repurchase agreement and available funds in the three months ended December 31, 2007 and $32 million of mortgage-backed securities also funded through a repurchase agreement and available funds in the three months ended September 30, 2007.  This leveraging of our balance sheet increased overall earning assets for the quarter ended December 31, 2007.

Net interest margins are expected to continue to decline over the near term. The competition for deposits and the relatively high cost of attracting new deposits is expected to maintain the overall cost of funds.  Action by the Federal Reserve Bank by lowering the federal funds rate also caused loans with interest rates tied to prime rate and change to immediately decline by 50 basis points in the quarter ended December 31, 2007, and a total of 100 basis points since June 30, 2007. Any decline in interest rates on interest-bearing deposits will occur over an extended number of months.   Our certificates of deposits are expected to reprice to interest rates lower than one year ago. We believe that the prospect of additional decreases in prime rate in the immediate future is likely. Any improvement in net interest income would result from an increased volume of new loan originations or investment purchases as opposed to rate increases. As of September 30, 2007, the balance sheet was slightly liability sensitive. A liability sensitive balance sheet results from the cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets and would generally be expected to result in a decrease in net interest income during a period of rising interest rates and an increase in net interest income during a period of falling interest rates.

Management believes that the allowance for loan losses as of December 31, 2007 was adequate, under present conditions, for known credit risk in the loan portfolio. Non-accrual loans and loan delinquencies increased compared to the levels at June 30, 2007.  We have maintained our allowance for loan losses at $5,756,000 during the six months ended December 31, 2007 while the loan portfolio decreased $17,335,648.

We expect to improve non-interest income through the continued expansion of Northeast Bank Insurance Agency, Inc. into western and southern Maine, expanding the wealth management division of our trust department, resulting in increased trust fees, expansion of the investment brokerage division thereby increasing commission revenue, and continued increase in commercial and consumer property and casualty insurance policies through the cross-sale to bank customers and sale to new customers which should increase insurance commission revenue. Non-interest expense is expected to increase to support this expansion.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 89% and 84% for the three months ended December 31, 2007 and 2006 respectively.  It has not improved due primarily to the decrease in net interest income as compared to the same periods one year ago.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company; and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2007, we had twelve banking offices and fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire. At December 31, 2007, we had consolidated assets of $588.4 million and consolidated stockholders' equity of $41.2 million.

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

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. There are fourteen insurance agency offices, an increase of two since the quarter ended September 30, 2007.  Seven agencies have been acquired since June 28, 2006: Hyler Agency of Thomaston, Maine was acquired on December 11, 2007, Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2007, Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2007, Russell Agency of Madison, Maine was acquired on June 28, 2007, Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2007,  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006 and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. The Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine following the acquisitions.  Our insurance agency offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley (its headquarters), Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire.  All of our insurance agencies offer personal and commercial property and casualty insurance products.  See Note 6 in our June 30, 2007 audited consolidated financial statements and Note 10 of the December 31, 2007 unaudited consolidated financial statements for more information.

Northeast Bank Insurance Group, Inc. purchased real estate from Sargent Appraisal Services, Inc which is wholly owned by Craig Sargent. Mr. Sargent is employed as the President of Northeast Bank Insurance Group.  The first of two transactions was the purchase of real estate located at 59 and 63 Main Street in Anson, Maine and Route 4 in Jay, Maine on December 19, 2007 for a purchase price of $128,000.  The second purchase was real estate located at 89 Main Street in Mexico, Maine and 2568 Main Street in Rangeley, Maine on January 8, 2008 for a purchase price of $433,000.  The prices were based upon independent appraisals except for land in Jay, Maine which was purchased for $45,000.  Mr. Sargent was paid a total of $561,000 in cash.  Northeast Bank Insurance Group, Inc. will continue to operate each location in Anson, Mexico, and Rangeley as insurance agency offices.  Management of Northeast Bancorp and the Bank believe that the transaction reflected arm’s-length, negotiated terms.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income. It continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets (i.e. loans and investments)  and interest-bearing liabilities (i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management, and financial planning to reduce its dependency on net interest income.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on interest-earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increasing non-interest income from expanded trust, investment and insurance brokerage services, and controlling the growth of non-interest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.

Results of Operations

Comparison of the three and six months ended December 31, 2007 and 2006

General

The Company reported consolidated net income of $402,428, or $0.17 per diluted share, for the three months ended December 31, 2007 compared to $417,356, or $0.17 per diluted share, for the three months ended December 31, 2006, a decrease of $14,928, or 4%. Net interest and dividend income decreased $432,823, or 11%, as a result of a lower net interest margin, partially offset by increased earning assets. Non interest income increased $509,727, or 27%, primarily from increased insurance commissions. Noninterest expense increased $316,695, or 6%, primarily due to increased salaries and employee benefits and other noninterest expenses related to insurance agency acquisitions.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 3.85% and 0.28%, respectively, for the quarter ended December 31, 2007 as compared to 4.01% and 0.29%, respectively, for the quarter ended December 31, 2006. The decreases in the returns on average equity and average assets were primarily due to lower net income for the most recent quarter.

The Company reported consolidated net income of $832,993, or $0.35 per diluted share for the six months ended December 31, 2007 compared to $872,023, or $0.35 per diluted share, for the six months ended December 31, 2006, a decrease of $39,030, or 4%.  Net interest and dividend income decreased $955,355, or 12%, as a result of a lower net interest margin.  The provision for loan losses decreased $306,397, or 45%, due to a decrease in net loans, but the allowance for loan losses remained unchanged compared to June 30, 2007.  Noninterest income increased $1,036,673, or 31%, primarily from increased insurance commission revenue.  Noninterest expense increased $488,622, or 5%, primarily from insurance agency acquisitions.

The annualized ROE and ROA were 4.01% and 0.29%, respectively, for the six months ended December 31, 2007 as compared to 4.26% and 0.31%, respectively, for the six months ended December 31, 2006.  The decreases in the returns on average equity and average assets were primarily due to lower net income for six months ended December 31, 2007.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2007 decreased to $3,569,294, as compared to $4,002,117 for the same period in 2006. The decrease in net interest and dividend income of $432,823, or 11%, was primarily due to a 34 basis point decrease in net interest margin, on a tax equivalent basis, partially offset by an increase in average earning assets of $3,623,785, or 1%, for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $26,029,081, or 30%, from the purchase of mortgage-backed securities reduced by a decrease in average loans of $21,670,996, or 5%, and a decrease in average interest-bearing deposits and regulatory stock of $734,300, or 8%. Average loans as a percentage of average earning assets was 77% and 82% for quarters ended December 31, 2007 and 2006, respectively.  Our net interest margin, on a tax equivalent basis, was 2.66% and 3.00% for the quarters ended December 31, 2007 and 2006, respectively.  Our net interest spread, on a tax equivalent basis, for the three months ended December 31, 2007 was 2.39%, a decrease of 26 basis points from 2.65% for the same period a year ago. Comparing the three months ended December 31, 2007 and 2006, the yields on earning assets decreased 2 basis points and the cost of interest-bearing liabilities increased 25 basis points. The decreases in our yield on earning assets reflects the two leveraging strategies using structured repurchase agreements, an increase in the cost of interest-bearing liabilities reflecting the competitive pressure on interest rates to attract new customers and retain existing customer relationships and the general rising interest rate environment. We were not able to increase our net interest spread due to the volume of interest-bearing liabilities (primarily certificates of deposit), that repriced to higher rates, the slightly liability sensitive balance sheet, resulting in the cost of interest-bearing liabilities repricing more quickly then the yield of interest bearing assets, and a decrease in the prime rate during the quarter ended December 31, 2007.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended December 31, 2007 and 2006.

	Difference Due to
	Volume	Rate	Total
Investments	$312,840	$93,941	$406,781
Loans, net	(394,595)	31,296	(363,299)
FHLB & Other Deposits	(6,091)	(627)	(6,718)
Total Interest-earnings Assets	(87,846)	124,610	36,764

Deposits	(162,996)	223,550	60,554
Securities sold under repurchase agreements	(32,041)	(2,556)	(34,597)
Borrowings	437,761	5,436	443,197
Total Interest-bearing Liabilities	242,724	226,430	469,154
Net Interest and Dividend Income	$(330,570)	$(101,820)	$(432,390)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $50,254 and $49,821 for the three months ended December 31, 2007 and 2006, respectively.

Net interest and dividend income for the six months ended December 31, 2007 decreased to $7,162,140, as compared to $8,117,495 for the same period in 2006. The decrease in net interest and dividend income of $955,355, or 12%, was primarily due to a 34 basis point decrease in net interest margin, on a tax equivalent basis, and a decrease in average earning assets of $1,800,066, or less than 1%, for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006. The decrease in average earning assets was primarily due to a decrease in average loans of $17,819,945, or 4%, and a decrease in average interest-bearing deposits and regulatory stock of $831,594, or 9%, partially offset by an increase in average investment securities of $16,851,473, or 19%, from the purchase of mortgage-backed securities. Average loans as a percentage of average earning assets was 79% and 82% for quarters ended December 31, 2007 and 2006, respectively.  Our net interest margin, on a tax equivalent basis, was 2.71% and 3.05% for the six months ended December 31, 2007 and 2006, respectively. Our net interest spread, on a tax equivalent basis, for the six months ended December 31, 2007 was 2.40%, a decrease of 31 basis points from 2.71% for the same period a year ago. Comparing the six months ended December 31, 2007 and 2006, the yields on earning assets increased 1 basis point compared to a 32 basis point increase in the cost of interest-bearing liabilities. The increases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the competitive pressure on interest rates to attract new customers and retain existing customer relationships and the generally rising interest rate environment. We were not able to increase our net interest spread due to the volume of interest-bearing liabilities (primarily certificates of deposit) that repriced to higher rates, the slightly liability sensitive balance sheet, resulting in the cost of interest-bearing liabilities repricing more quickly then the yield of interest bearing assets, and a decreasing prime rate, resulting in downward repricing of immediately adjustable rate loans, during the quarter ended December 31, 2007.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the six months ended December 31, 2007 and 2006.

	Difference Due to
	Volume	Rate	Total
Investments	$393,027	$167,261	$560,288
Loans, net	(649,214)	66,988	(582,226)
FHLB & Other Deposits	(9,416)	2,303	(7,113)
Total Interest-earnings Assets	(265,603)	236,552	(29,051)

Deposits	(422,083)	546,560	124,477
Securities sold under repurchase Agreements	(3,438)	33,438	30,000
Borrowings	720,834	51,273	772,107
Total Interest-bearing Liabilities	295,313	631,271	926,584
Net Interest and Dividend Income	$(560,916)	$(394,719)	$(955,635)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $99,833 and $100,113 for the six months ended December 31, 2007 and 2006, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affecting net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has a liability sensitive position, where the costs of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates, or an increase in its net interest margin during a period of decreasing interest rates.

As of December 31, 2007 and 2006, 42% and 46%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2007 was $179,653, a decrease of $195,893, or 52%, from $375,546 for the three months ended December 31, 2006. For the six months ended December 31, 2007 and 2006, the provision for loans losses was $369,935 and $676,332, respectively, a decrease of $306,397, or 45%. The provision was decreased due to our internal analysis of the adequacy of the allowance for loan losses and maintaining the allowance for loan losses flat to its June 30, 2007 balance while recognizing a provision equal to net charges though net loans decreased. We considered: the decrease in net charge-offs, $179,653 for the three months ended December 31, 2007 compared to $223,546 for the same period in 2006 and $369,935 for the six months ended December 31, 2007 compared to $414,332 for the same period in 2006; an increase in loan delinquency to 4.11% at December 31, 2007 compared to 2.42% at June 30, 2007 and 2.93% at December 31, 2006 due to the amount of loan balances past due; an increase of $2,352,000 in non-performing loans (more than 90 days past due) at December 31, 2007 compared to  June 30, 2007; and a decrease in internally classified and criticized loans at December 31, 2007 compared to June 30, 2007.  Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.41% at December 31, 2007 compared to 1.35% at June 30, 2007 and 1.32% at December 31, 2006.

Noninterest Income

Total noninterest income was $2,396,885 for the three months ended December 31, 2007, an increase of $509,727, or 27%, from $1,887,158 for the three months ended December 31, 2006. This increase reflected the combined impact of a $673,873, or 158% increase in insurance agency commissions due to insurance agency acquisitions offset by a $19,677 decrease in net securities gains, a $23,419 decrease in gains on the sales of loans due to an decrease in the volume of residential real estate sold, a $50,895 decrease in investment commissions resulting from a decrease in sales, and a $87,511 decrease in other noninterest income due to gains from the sale of former Lisbon Falls branch during the three months ended December 31, 2006.

For the six months ended December 31, 2007 and 2006, total noninterest income was $4,386,258 and $3,349,585, respectively, an increase of $1,036,673, or 31%.  This increase was primarily due to insurance agency commissions that increased $1,111,451, or 130%, an increase in gains on the sale of loans of $33,751, and an increase in BOLI income of $23,745 partially offset by a decrease in net securities gains of $30,000, a decrease in investment brokerage commissions of $24,493 on lower volume, and decrease in other noninterest income of $92,918 due to gains recognized from the sale of the former Lisbon Falls branch during the the six months ended December 31, 2006.

Noninterest Expense

Total noninterest expense for the three months ended December 31, 2007 was $5,280,850, an increase of $316,695, or 6%, from $4,964,155 for the three months ended December 31, 2006. This increase was primarily due to an $185,237, or 6%, increase in salaries and employee benefits from an increase in 36 full-time staff for our insurance agency acquisitions, and lower deferrals of salary and benefit expenses due to a decrease in the number of loans closed partially offset by lower deferred compensation expenses. The increase in occupancy expense of $23,343, or 6%, was due to the increased rent expense for the additional leased insurance agency offices.   Equipment expense increased $21,158, or 5%, due to increased software licensing/maintenance expense.  Intangible amortization increased $58,871, or 68%, from the customer list and non-compete intangibles added from the seven insurance agency acquisitions. Other noninterest expense increased $28,086, or 2%, primarily from increased advertising expenses, increased collections related expenses,  increased deposit fraud losses and increased travel and entertainment expenses.  These increases in noninterest expense were partially offset by a decrease in postage expense and lower marketable securities impairment expense compared to the three months ended December 31, 2006.

For the six months ended December 31, 2007 and 2006, total noninterest expense was $10,122,454 and $9,633,832, respectively, an increase of $488,622, or 5%.  The increase in salaries and employee benefits of $272,458, or 5%, was due to adding 36 full time staff through our insurance agency acquisitions.  Occupancy expense increased $23,284, or 3%, from rent increase for leased insurance agency offices and building repairs expenses.  The increase in intangible amortization expense of $95,647, or 62%, was due the customer list and non-compete intangibles created from the insurance agency acquisitions.  The increase in other noninterest expense of $95,346, or 4%, was due to increases in advertising expense, collection expenses, deposit fraud losses, and travel and entertainment expense partially offset by a decrease in postage and a decrease other than temporary write- down expense on impaired securities.

For the three and six months ended December 31, 2007, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2006.

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 89% and 84% for the three months ended December 31, 2007 and 2006, respectively, and 88% and 84% for the six months ended December 31, 2007 and 2006, respectively.  The increase in the efficiency ratio was due, in part, to the decrease in net interest and dividend income compared to the three and six months ended December 31, 2006, and, in part, to the increase in noninterest expenses from acquired insurance agencies compared to the same periods.

Financial Condition

Our consolidated assets were $588,397,744 and $556,800,980 as of December 31, 2007 and June 30, 2007, respectively, an increase of $31,596,764, or 6%. This increase was primarily due to an increases of $43,406,177, or 50%, in available-for-sale securities, goodwill and intangibles, net of amortization, of $6,545,616 and bank owned life insurance of $2,207,482, partially offset by a decrease of $17,335,648, or 4% in loans, (primarily commercial real estate and commercial loans) a decrease in loans held-for-sale of $930,962, a decrease in cash and due from banks of $1,178,937, and a decrease in interest-bearing deposits of $400,347. For the three months ended December 31, 2007, average total assets were $576,657,788, an increase of $11,873,223, or 2%, from $564,784,565 for the same period in 2006. This average asset increase was primarily attributable to an increase in available-for-sale securities and goodwill and intangibles.

Total stockholders' equity was $41,219,196 and $40,849,878 at December 31, 2007 and June 30, 2007, respectively, an increase of $369,318, or less than 1%, due to net income for the three months ended December 31, 2007 and a decrease in accumulated other comprehensive loss partially offset by dividends paid and stock repurchased.  Book value per outstanding share was $17.73 at December 31, 2007 and $16.68 at June 30, 2007.

Investment Activities

The available-for-sale investment portfolio was $129,754,247 as of December 31, 2007, an increase of $43,406,177, or 50%, from $86,348,070 as of June 30, 2007.  This increase was due to leveraging transactions carried out in August, 2007 and December, 2007: acquiring $44 million of mortgage-backed securities which were funded through available funds and structured repurchase agreements of $40 million with an average rate of 4.47% and a spread of approximately 1.35%.  To reduce the balance sheet exposure to rising interest rates, $50 million of interest rate caps were imbedded in these transactions with a strike rate based on three month LIBOR. Interest rate floors of $20 million were sold with a strike rate of 4.88% based on three month LIBOR.  See note 7 for additional information.

The investment portfolio as of December 31, 2007 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $113,444,139 for the three months ended December 31, 2007 as compared to $87,415,058 for the three months ended December 31, 2006, an increase of $26,029,081, or 30%. This increase was due primarily to the leveraging transactions described above which included purchasing of mortgage-backed securities.

Our entire investment portfolio is classified as available-for-sale at December 31, 2007 and June 30, 2007, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at December 31, 2007 were $129,449,687 and $129,754,247, respectively. The difference between the carrying value and the cost of the securities of $304,560 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $306,241 and the net unrealized gains on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $610,801 at December 31, 2007. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased in market value due to the recent decreases in long-term interest rates as compared to June 30, 2007. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans (including loans held-for-sale) of $408,941,293 as of December 31, 2007 decreased $18,266,610, or 4%, from $427,207,903 as of June 30, 2007. Compared to June 30, 2007, construction and consumer loans increased, while residential real estate, commercial real estate, and commercial loans decreased. Construction loans increased $741,545, or 14%, due to an increase in originations during the three months ended December 31, 2007.  Consumer loans increased $485,733, or less than 1%, due to continued origination of indirect recreational vehicle and indirect auto loans. Residential real estate loans, which are comprised of purchased loans, residential real estate loans originated for portfolio, commercial real estate 1 to 4 family loans and loans held for sale, decreased $2,494,393, or 2%. Commercial real estate loans decreased $12,458,351, or 11%, from large loan payoffs. Commercial loans decreased $4,547,620, or 11%, due to the repayment of several large loans. Net deferred loan origination costs increased $6,476. The total loan portfolio averaged $416,633,210 for the three months ended December 31, 2007, a decrease of $21,670,996, or 5%, compared to the three months ended December 31, 2006.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's loan portfolio as of December 31, 2007 had a mix change with increases in consumer loans that were offset by decreases in commercial loans when compared to June 30, 2007. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 35% as of December 31, 2007, and 34% as of June 30, 2007 and December 31, 2006, respectively. The variable rate product as a percentage of total residential real estate loans was 34%, 37% and 39% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $144,396,982 for the three months ended December 31, 2007 decreased $3,638,448, or 2%, from the three months ended December 31, 2006. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 3% of residential real estate loans at December 31, 2007. The Bank has not pursued a similar strategy recently.

Commercial real estate and commercial loans both decreased at December 31, 2007 compared to the same period in the prior year.  The decrease reflects the intense competition for new and renewing commercial real estate and commercial loans.  The Bank tightened its credit underwriting standards as delinquencies and classified and criticized loans increased and priced the origination of loans to reflect risk.

Commercial real estate loans as a percentage of total loans were 24%, 26%, and 27% as of December 31, 2007, June 30, 2007 and December 31, 2006, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 95% as of December 31, 2007, 94% as of June 30, 2007 and 96% as of December 31, 2006, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $104,012,973 for the three months ended December 31, 2007 decreased $13,598,840, or 12%, from the same period in 2006.

Construction loans as a percentage of total loans were 2%, 1%, and 2% as of December 31, 2007, June 30, 2007 and December 31, 2006, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 60%, 60%, and 63% for the same periods, respectively. Average construction loans were $6,477,777 and $7,791,136 for the three months ended December 31, 2007 and 2006, respectively, a decrease of $1,313,359, or 17%.

Commercial loans as a percentage of total loans were 9% as of December 31, 2007 and 10% as of June 30, 2007 and December 31, 2006, respectively. The variable rate products as a percentage of total commercial loans were 62%, 58%, and 55% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $37,986,141 for the three months ended December 31, 2007 decreased $7,837,384, or 17%, from $45,823,525 for the same period in 2006.

Consumer and other loans as a percentage of total loans were 30%, 29%, and 27% for the periods ended December 31, 2007, June 30, 2007, and December 31, 2006, respectively. At December 31, 2007, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 30%, 47%, and 19% of total consumer loans, respectively, compared to 31%, 43%, and 21%, respectively, of total consumer loans at June 30, 2007. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $120,961,047 and $116,326,325 for the three months ended December 31, 2007 and 2006, respectively. The $4,634,722, or 4%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2007		June 30, 2007
Indirect Auto	$35,525,973	30%	$36,808,246	31%
Indirect RV	55,667,493	47%	51,611,223	43%
Indirect Mobile Home	23,038,110	19%	24,961,562	21%
Subtotal Indirect	114,231,576	96%	113,381,031	95%
Other	5,134,880	4%	5,499,692	5%
Total	$119,366,456	100%	$118,880,723	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent, or when less than 90 days past due and based on our judgment that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $7,442,000 and $5,090,000 at December 31, 2007 and June 30, 2007, respectively, or 1.82% and 1.20% of total loans, respectively. The Bank's allowance for loan losses was equal to 77% and 113% of the total non-performing loans at December 31, 2007 and June 30, 2007, respectively. The following table represents the Bank's non-performing loans as of December 31, 2007 and June 30, 2007:

Description	December 31, 2007	June 30, 2007
Residential Real Estate	$1,228,000	$477,000
Commercial Real Estate	1,696,000	2,033,000
Commercial Loans	3,456,000	2,104,000
Construction	102,000	-
Consumer and Other	960,000	476,000
Total non-performing	$7,442,000	$5,090,000

Non-performing loans increased in the three months ended December 31, 2007 compared to June 30, 2007. Of total non-performing loans at December 31, 2007, $1,589,000 of these loans were current and paying as agreed compared to $2,038,000 at June 30, 2007, a decrease of $449,000. Consumer and other non-performing loans were primarily indirect auto loans pending sale at auction. The difference between the carrying amount of the indirect auto loan and its estimated auction sale value had been charged off. The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss was incorporated in determining the adequacy of the allowance for loan losses.

At December 31, 2007, the Bank had $2,495,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $47,000 when compared to the level of $2,542,000 at June 30, 2007.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-07	9-30-07	6-30-07	3-31-07	12-31-06
4.49%	3.11%	2.90%	2.47%	2.93%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 4.10% as of December 31, 2007.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,756,000 as of December 31, 2007, unchanged from the level at June 30, 2007  representing 1.41% and 1.35%, respectively, of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the six months ended December 31, 2007, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of December 31, 2007 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in January 2007. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the credit worthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies AA- or better at December 31, 2007. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 27.6% of the Bank’s Tier 2 capital as of December 31, 2007, which exceeds our 25% policy limit.

Goodwill of $5,213,167 as of December 31, 2007 increased $2,332,364 as compared to $2,880,803 as of June 30, 2007. The increase resulted from consideration paid in excess of identified tangible and intangible assets from the three insurance agency acquisitions that occurred during the six months ended December 31, 2007.

Intangible assets of $8,323,333 as of December 31, 2007 increased $4,213,252, from $4,110,081 as of June 30, 2007. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. This increase in intangibles includes additions of $4,462,000 in customer list intangibles from the three insurance agencies acquired in the six months ended December 31, 2007, net of intangible amortization of $248,748 for the six months ended December 31, 2007. See Note 1 of the audited consolidated financial statements as of June 30, 2007 for additional information on intangible assets.

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

Total deposits of $363,649,359 as of December 31, 2007 decreased $904,418, or less than 1%, from $364,553,777 as of June 30, 2007. Excluding the decrease in brokered deposits, customer deposits increased $684,850, or less than 1%.  Brokered deposits decreased $1,589,268, or 7%, from the repayment of maturing balances reducing this source of wholesale funding. As a result of a direct mail promotion of a tiered money market account offering 4.50% interest rate on the highest tier, money market accounts increased $4,652,924, or 58%.  Certificates of deposit increased $2,904,170, or 1%, without any special promotions, but interest rates offered were near the top of the market.  Partially offsetting the increase in these accounts, demand accounts decreased $3,061,028, or 8%, NOW accounts decreased $2,340,012, or 4%, and savings accounts decreased $1,471,204, or 7%, during the six months ended December 31, 2007.  Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $360,654,205 for the three months ended December 31, 2007 decreased $19,280,366, or 5%, compared to the average for the three months ended December 31, 2006 of $379,934,571. This decrease in total average deposits compared to December 31, 2006 was attributable to a decrease in average demand deposits of $3,055,735, or 8%, a decrease in average NOW accounts of $3,662,087, or 7%, a decrease in average savings of $1,877,509, or 8%, and a $20,616,927, or 51%, decrease in average brokered time deposits. These decreases were partially offset by a $266,371, or 3%, increase in money market accounts and $9,665,521, or 5%, increase in average certificate of deposits. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit. Excluding average brokered deposits, average customer deposits increased $1,336,561, or less than 1%, for the three months ended December 31, 2007 compared to the same period one year ago.

Even though deposit interest rates have remained competitive, the rates of return are potentially higher than with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds.   At December 31, 2007, brokered time deposits as a percentage of total assets was 3.6% compared to 4.1% at June 30, 2007 and 5.8% at December 31, 2006. The weighted average maturity for the brokered deposits was approximately 0.7 years.

Advances from the Federal Home Loan Bank (FHLB) were $80,251,677 as of December 31, 2007, a decrease of $12,765,021, or 14%, from $93,016,698 as of June 30, 2007. At December 31, 2007, we had pledged U.S. government agency and mortgage-backed securities of $29,765,888 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $77,338,206 for the three months ended December 31, 2007, a decrease of $708,404, or 1%, compared to $78,046,610 average for the same period last year.

Structured repurchase agreements were $40,000,000 at December 31, 2007. This new source of funding was used for the two leveraging transactions, one each in the quarters ended December 31, 2007 and September 30, 2007.  We pledged $44,025,168 of mortgage-backed securities as collateral.  The structured repurchase agreement for the quarter ended December 31, 2007 bears an interest rate of 4.18%, has a three year period where the issuers cannot call the funding due, and has a five year final maturity on December 13, 2012. The reverse repurchase agreement for the quarter ended September 30, 2007 bears an average interest rate of 4.45%, has a two year period where the issuer cannot call the funding due, and matures in five years on August 28, 2012.  Interest is paid quarterly.  See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $36,158,969 as of December 31, 2007, an increase of $3,053,592, or 9%, from $33,105,377 as of June 30, 2007. Market interest rates are offered on this product. At December 31, 2007, we had pledged U.S. government agency and mortgage-backed securities of $38,621,775 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $39,303,371 for the three months ended December 31, 2007, a decrease of $3,123,918, or 7%, compared to the average for the three months ended December 31, 2006 of $42,427,289.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears a variable interest rate equal to the then current federal funds rate plus 1.00%. At December 31, 2007, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of December 31, 2007 in addition to the traditional retail deposit products:

Brokered time deposit	$ 126,143,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 24,141,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$ 26,159,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 176,443,000

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

The following table summarizes the outstanding junior subordinated notes as of December 31, 2007:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$3,093,000	7.63%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$16,496,000	6.32%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,043,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended December 31, 2007, the Company repurchased 50,300 shares of stock for $783,705, an average of $15.58 per share. Total stock repurchases under the 2006 Plan for the six months ended December 31, 2007 were 127,800 shares of stock for $2,164,330, an average of $16.94 per share. Total stock repurchases under the 2006 Plan since inception were 131,600 shares for $2,232,274, an average of $16.96 per share, through December 31, 2007.  The remaining repurchase capacity of the plan was 68,400 shares at quarter end.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $41,219,196 as of December 31, 2007, as compared to $40,849,878 at June 30, 2007. The increase of $369,318, or 1%, was due to net income for the six months ended December 31, 2007 of $832,993, an increase in other comprehensive income of $2,100,696, stock options exercised of $32,025 and a stock grant of $1,537 that was partially offset by the repurchase of stock of $2,164,330 and the payment of dividends of $433,603. Book value per common share was $17.73 as of December 31, 2007, as compared to $16.68 at June 30, 2007.  Tier 1 capital to total average assets of the Company was 7.29% as of December 31, 2007 and 9.07% at June 30, 2007.  The decrease was due to the intangible assets recognized in the acquisition of the Hartford, Spence & Matthews and Hyler insurance agencies.

The Company's net cash provided by operating activities was $1,305,857 during the six months ended December 31, 2007, which was a $155,530 increase compared to the same period in 2006, and was primarily attributable to a decrease in loans held for sale for the six months ended December 31, 2007.  Investing activities were a net use of cash primarily due to purchasing investment securities, insurance agency acquisitions and BOLI during the six months ended December 31, 2007 as compared to the same period in 2006. Financing activities resulted in a net source of cash from short-term borrowings and structured repurchase agreements partially offset by stock repurchases and a decrease in FHLB advances compared to the same period in 2006. Overall, the Company's cash and cash equivalents decreased by $1,579,284 during the six months ended December 31, 2007.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2007, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2007, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk weighted assets	$48,877	12.08%	$32,368	> 8.00%	$40,461	> 10.00%
Tier 1 capital to risk weighted assets	$41,083	10.15%	$16,184	> 4.00%	$24,276	> 6.00%
Tier 1 capital to total average assets	$41,083	7.29%	$22,547	> 4.00%	$28,183	> 5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk weighted assets	$43,718	10.86%	$32,204	> 8.00%	$40,255	> 10.00%
Tier 1 capital to risk weighted assets	$38,680	9.61%	$16,102	> 4.00%	$24,153	> 6.00%
Tier 1 capital to total average assets	$38,680	6.89%	$22,443	> 4.00%	$28,053	> 5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at December 31, 2007, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$80,251,677	$40,251,677	$22,000,000	$3,000,000	$15,000,000
Structured repurchase agreements	40,000,000	-	40,000,000	-	-
Junior subordinated notes	16,496,000	-	16,496,000	-	-
Capital lease obligation	2,587,844	137,516	296,588	327,843	1,825,897
Other borrowings	5,028,874	1,148,758	1,624,991	1,184,312	1,070,813
Total long-term debt	144,364,395	41,537,951	80,417,579	4,512,155	17,896,710

Operating lease obligations (1)	3,304,765	508,111	910,368	737,678	1,148,608
Total contractual obligations	$147,669,160	$42,046,062	$81,327,947	$5,249,833	$19,045,318

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$20,965,990	$20,965,990	$-	$-	$-
Commitments related to loans held for sale(3)	1,138,535	1,138,535	-	-	-
Unused lines of credit (4)(5)	39,287,192	17,642,257	1,465,778	3,218,639	16,960,518
Standby letters of credit (6)	967,251	967,251	-	-	-
	$62,358,968	$40,714,033	$1,465,778	$3,218,639	$16,960,518

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2007 was a gain of $3,309.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2007.

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

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Oct. 1 – Oct. 31	5,000	17.70	5,000	113,700
Nov. 1 – Nov. 30	25,000	15.75	25,000	88,700
Dec. 1 – Dec. 31	20,300	14.85	20,300	68,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
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

Item 4.
Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/7/2007 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 7, 2007, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

Votes For	Votes Withheld
Conrad L. Ayotte	1,735,120	292,863
John B. Bouchard	1,735,089	292,894
James P. Day	1,705,889	322,094
James D. Delamater	1,734,620	293,363
Ronald J. Goguen	1,705,089	322,894
Judith W. Kelley	1,735,220	292,763
Philip Jackson	1,734,489	293,494
Pender J. Lazenby	1,705,889	322,094
John C. Orestis	1,732,289	295,694
John Rosmarin	1,735,520	292,463
John H. Schiavi	1,732,089	295,894
Stephen W. Wight	1,732,131	295,852

Item 5.	Other Information None.

Item 6.	Exhibits
List of Exhibits:
Exhibits No.	Description
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2008		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
11	Statement Regarding Computation of Per Share Earnings
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).