Form 10-Q
period 2008-03-31
NORTHEAST BANCORP /ME/
filed 2008-05-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2008
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company . See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ____ Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 2008, the registrant had outstanding 2,315,182 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2008 (Unaudited) and June 30, 2007

Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2008 and 2007

Consolidated Statements of Income (Unaudited) Nine Months Ended March 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine Months Ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended March 31, 2008 and 2007

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,511,592	$9,065,330
Interest-bearing deposits	1,889,494	1,676,391
Total cash and cash equivalents	9,401,086	10,741,721

Available-for-sale securities, at fair value	128,458,699	86,348,070
Loans held-for-sale	1,203,150	1,636,485

Loans receivable	407,924,716	425,571,418
Less allowance for loan losses	5,756,000	5,756,000
Net loans	402,168,716	419,815,418

Premises and equipment, net	8,126,287	7,545,430
Accrued interest receivable	2,288,219	2,586,720
Federal Home Loan Bank stock, at cost	4,889,400	4,825,700
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	4,628,103	2,880,803
Intangible assets, net of accumulated amortization of $3,113,922 at 03/31/08 and $2,681,148 at 6/30/07	8,487,307	4,110,081
Bank owned life insurance	12,171,016	9,844,584
Other assets	4,132,696	5,994,468
Total assets	$586,426,179	$556,800,980

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$31,155,210	$36,332,604
NOW	48,401,629	53,405,241
Money market	19,635,928	8,053,552
Regular savings	19,464,162	21,145,567
Brokered time deposits	13,470,791	22,546,163
Certificates of deposit	229,138,407	223,070,650
Total deposits	361,266,127	364,553,777

Federal Home Loan Bank advances	86,880,000	93,016,698
Structured repurchase agreements	40,000,000	-
Short-term borrowings	28,791,495	33,105,377
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,554,027	2,653,511
Other borrowings	4,532,602	2,292,163
Other liabilities	2,979,707	3,833,576
Total liabilities	543,499,958	515,951,102

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,315,182 and
2,448,832 shares outstanding at March 31, 2008 and June 30, 2007, respectively	2,315,182	2,448,832
Additional paid-in capital	2,581,146	4,715,164
Retained earnings	36,451,011	35,600,428
Accumulated other comprehensive income (loss)	1,578,882	(1,914,546)
Total stockholders' equity	42,926,221	40,849,878
Total liabilities and stockholders' equity	$586,426,179	$556,800,980

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Interest on loans	$7,145,886	$7,779,765
Interest on Federal Home Loan Bank overnight deposits	534	33,449
Taxable interest on available-for-sale securities	1,416,127	760,102
Tax-exempt interest on available-for-sale securities	112,590	112,085
Dividends on available-for-sale securities	26,353	29,947
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	80,060	92,478
Other interest and dividend income	14,279	14,714
Total interest and dividend income	8,795,829	8,822,540

Interest expense:
Deposits	3,355,439	3,365,204
Federal Home Loan Bank advances	918,696	936,768
Structured repurchase agreements	474,511	-
Short-term borrowings	264,690	398,246
Junior subordinated debentures issued to affiliated trusts	267,723	270,912
FRB Borrower-in-Custody	130	-
Obligation under capital lease agreements	32,248	33,517
Other borrowings	79,722	23,615
Total interest expense	5,393,159	5,028,262

Net interest and dividend income before provision for loan losses	3,402,670	3,794,278

Provision for loan losses	287,625	200,043
Net interest and dividend income after provision for loan losses	3,115,045	3,594,235

Noninterest income:
Fees for other services to customers	254,929	236,867
Net securities gains	267,147	8,443
Gain on sales of loans	121,557	418,303
Investment commissions	680,366	664,042
Insurance commissions	1,988,620	749,097
BOLI income	118,949	96,614
Other income	209,265	214,173
Total noninterest income	3,640,833	2,387,539

Noninterest expense:
Salaries and employee benefits	3,510,876	3,194,836
Occupancy expense	533,685	451,585
Equipment expense	373,439	337,586
Intangible assets amortization	184,026	81,193
Other	1,244,342	1,200,050
Total noninterest expense	5,846,368	5,265,250

Income before income tax expense	909,510	716,524
Income tax expense	237,341	191,557
Net income	$672,169	$524,967

Earnings per common share:
Basic	$0.29	$0.21
Diluted	$0.29	$0.21

Net interest margin (tax equivalent basis)	2.55%	2.98%
Net interest spread (tax equivalent basis)	2.23%	2.48%
Return on average assets (annualized)	0.46%	0.38%
Return on average equity (annualized)	6.45%	5.13%
Efficiency ratio	83%	85%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Interest on loans	$22,457,524	$23,673,627
Interest on Federal Home Loan Bank overnight deposits	36,012	93,376
Taxable interest on available-for-sale securities	3,595,821	2,367,736
Tax-exempt interest on available-for-sale securities	336,321	331,931
Dividends on available-for-sale securities	92,998	96,091
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	251,470	279,766
Other interest and dividend income	55,221	38,321
Total interest and dividend income	26,825,367	26,880,848

Interest expense:
Deposits	10,182,732	10,068,020
Federal Home Loan Bank advances	2,978,386	2,795,425
Structured repurchase agreements	963,472	-
Short-term borrowings	1,040,065	1,143,623
Junior subordinated debentures issued to affiliated trusts	813,615	825,786
FRB Borrower-in-Custody	8,007	-
Obligation under capital lease agreements	98,712	103,244
Other borrowings	175,567	32,978
Total interest expense	16,260,556	14,969,076

Net interest and dividend income before provision for loan losses	10,564,811	11,911,772

Provision for loan losses	657,561	876,375
Net interest and dividend income after provision for loan losses	9,907,250	11,035,397

Noninterest income:
Fees for other services to customers	798,407	765,208
Net securities gains	259,411	30,707
Gain on sales of loans	395,799	658,795
Investment commissions	1,664,865	1,673,034
Insurance commissions	3,953,639	1,602,665
BOLI income	335,998	289,917
Other income	618,972	716,799
Total noninterest income	8,027,091	5,737,125

Noninterest expense:
Salaries and employee benefits	9,494,939	8,906,441
Occupancy expense	1,384,933	1,279,550
Equipment expense	1,160,366	1,122,626
Intangible assets amortization	432,774	234,294
Other	3,495,809	3,356,171
Total noninterest expense	15,968,821	14,899,082

Income before income tax expense	1,965,520	1,873,440
Income tax expense	460,358	476,449

Net income	$1,505,162	$1,396,991

Earnings per common share:
Basic	$0.64	$0.57
Diluted	$0.63	$0.57

Net interest margin (tax equivalent basis)	2.66%	3.03%
Net interest spread (tax equivalent basis)	2.36%	2.63%
Return on average assets (annualized)	0.35%	0.33%
Return on average equity (annualized)	4.83%	4.55%
Efficiency ratio	86%	84%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2006	$-	$2,447,132	$4,675,258	$34,596,204	$(2,622,469)	$39,096,125
Net income for nine months ended 03/31/07				1,396,991		1,396,991
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment					1,680,866	1,680,866
Total comprehensive income						3,077,857

Dividends on common stock at $0.27 per share				(661,715)		(661,715)
Stock options exercised		500	6,050			6,550
Common stock issued in connection with
the purchase of branch real estate		5,000	98,000			103,000

Balance at March 31, 2007	$-	$2,452,632	$4,779,308	$35,331,480	$(941,603)	$41,621,817

Balance at June 30, 2007	$-	$2,448,832	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for nine months ended 03/31/08				1,505,162		1,505,162
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment					3,493,428	3,493,428
Total comprehensive income						4,998,590

Dividends on common stock at $0.27 per share				(654,579)		(654,579)
Stock options exercised		4,000	41,125			45,125
Stock grant		150	1,387			1,537
Common stock re-purchased		(137,800)	(2,176,530)			(2,314,330)

Balance at March 31, 2008	$-	$2,315,182	$2,581,146	$36,451,011	$1,578,882	$42,926,221

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash provided (used) by operating activities:	$2,275,289	$(2,086,027)

Cash flows from investing activities:
Federal Home Loan Bank stock purchased	(63,700)	-
Federal Home Loan Bank stock redeemed	-	672,600
Available-for-sale securities purchased	(67,969,938)	(4,436,070)
Available-for-sale securities matured	15,595,123	10,972,676
Available-for-sale securities sold	15,722,531	1,672,592
Net change in loans	17,549,265	9,904,452
Net capital expenditures	(1,402,960)	(493,331)
Proceeds from sale of premisis and equipment	-	246,610
Proceeds from sale of aquired assets	-	4,000
Purchase of Bank Owned Life Insurance	(2,000,000)	-
Cash paid in connection with purchase of branch real estate	-	(297,000)
Cash paid in connection with acquisition of insurance agency	(3,696,250)	(2,175,000)
Net cash (used) provided by investing activities	(26,265,929)	16,071,529

Cash flows from financing activities:
Net change in deposits	(3,287,650)	(12,847,135)
Net change in short-term borrowings	(4,313,882)	4,567,905
Dividends paid	(654,579)	(661,715)
Proceeds from stock issuance	45,125	6,550
Company stock repurchased	(2,314,330)	-
Advances from the Federal Home Loan Bank	17,000,000	46,000,000
Repayment of advances from the Federal Home Loan Bank	(34,056,698)	(42,621,778)
Net advances on Federal Home Loan Bank overnight advances	10,920,000	-
Structured repurchase agreements	40,000,000	-
Repayment on debt from insurance agencies acquisitions	(588,497)	-
Repayment on capital lease obligation	(99,484)	(94,952)
Net cash provided (used) by financing activities	22,650,005	(5,651,125)

Net (decrease) increase in cash and cash equivalents	(1,340,635)	8,334,377

Cash and cash equivalents, beginning of period	10,741,721	12,103,721
Cash and cash equivalents, end of period	$9,401,086	$20,438,098

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$3,493,428	$1,680,866
Common stock issued in connection with purchase of branch real estate	-	103,000

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$335,000	$809,500
Interest paid	16,294,901	14,775,509
Insurance Agency acquisitions - see Note 10

Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2008, the results of operations for the three and nine month periods ended March 31, 2008 and 2007, the changes in stockholders' equity for the nine month periods ended March 31, 2008 and 2007, and the cash flows for the nine month periods ended March 31, 2008 and 2007. Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company's Annual Report on Form 10-K. Certain June 30, 2007 amounts have been reclassified to be consistent with the March 31, 2008 financial statements.

2.  Junior Subordinated Debentures Issued to Affiliated Trust

NBN Capital Trust II and NBN Capital Trust III were created in December 2003.  NBN Capital Trust IV was created in December 2004. Each trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling Common Securities and Preferred Securities (the “Trust Preferred Securities”) in a private placement offering, (ii) using the proceeds of the sale of the Trust Preferred Securities to acquire Junior Subordinated Deferrable Interest Notes of the Company ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient or incidental thereto. Accordingly the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the Junior Subordinated Debentures issued by the Company to each Private Trust and the Trust Preferred Securities issued by each Trust at March 31, 2008.  Amounts include the Junior Subordinated Debentures acquired by the Private Trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The Trust Preferred Securities were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	5.50%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	5.93%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Trust Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 5.50% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Trust Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Trust Preferred Securities is approximately $978,000.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2008	June 30, 2007
Residential real estate	$142,772,200	$145,184,733
Commercial real estate	107,190,327	112,534,812
Construction	5,083,731	5,450,826
Commercial	33,932,020	40,783,958
Consumer & Other	116,307,509	118,880,723
Total	405,285,787	422,835,052
Net Deferred Costs	2,638,929	2,736,366
Total Loans	$407,924,716	$425,571,418

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2008	2007
Balance at beginning of period	$5,756,000	$5,496,000
Add provision charged to operations	657,561	876,375
Recoveries on loans previously charged off	71,981	91,652
	6,485,542	6,464,027
Less loans charged off	729,542	708,027
Balance at end of period	$5,756,000	$5,756,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities are summarized below:

	March 31, 2008		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$1,393,790	$1,364,486	$21,765,732	$21,158,409
Mortgage-backed securities	110,364,652	113,216,689	53,987,824	52,138,732
Municipal bonds	11,276,546	11,253,142	11,067,197	10,709,069
Corporate bonds	500,000	468,363	500,000	484,625
Equity securities	2,508,951	2,156,019	1,928,144	1,857,235
	$126,043,939	$128,458,699	$89,248,897	$86,348,070

	March 31, 2008		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$6,505,701	$6,410,365
Due after one year through five years	500,000	468,363	13,370,205	12,989,363
Due after five years through ten years	215,406	217,318	996,925	972,840
Due after ten years	12,454,930	12,400,310	12,460,098	11,979,535
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing February 2013 to March 2037)	110,364,652	113,216,689	53,987,824	52,138,732
Equity securities	2,508,951	2,156,019	1,928,144	1,857,235
	$126,043,939	$128,458,699	$89,248,897	$86,348,070

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$ 51,880,000	2.31% - 5.21%	2009
7,000,000	4.31 – 5.11	2010
3,000,000	4.99	2012
10,000,000	2.55 – 2.59	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 86,880,000

June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 50,016,698	2.68% - 5.69%	2008
30,000,000	4.86 - 5.21	2009
3,000,000	4.99	2011
10,000,000	4.26	2017
$ 93,016,698

The Federal Home Loan Bank has the option to call $28,000,000 of the outstanding advances at March 31, 2008. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy during the nine months ended March 31, 2008, the Company borrowed $40,000,000 in two transactions.

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

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2007 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the nine months ended March 31, 2008, and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the March 31, 2008 financial statements.

9.  Capital Lease

The principal executive and administrative offices of the Company and the Bank were relocated to 500 Canal Street, Lewiston, Maine ("Headquarters Building") from 158 Court Street, Auburn, Maine in August, 2005. The Bank entered into a fifteen year lease with respect to the Headquarters Building.  Our principal executive and administrative offices, along with our operations, loan processing and underwriting, loan servicing, accounting, human resources and commercial lending departments, were consolidated to this four story building located in downtown Lewiston. The Company leases the entire building, a total of 27,000 square feet. Since the present value of the lease payments over the fifteen year term ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the property, we recorded a capital lease of $2,892,702 in Premises and Equipment and an Obligation under Capital Lease Agreement. The Obligation under Capital Lease was $2,554,027 and $2,653,511 at March31, 2008 and June 30, 2007, respectively. The capital lease asset is being amortized over the lease term.

10.   Insurance Agency Acquisitions

On August 30, 2007, Northeast Bank Insurance Group, Inc. (“NBIG”), a wholly-owned subsidiary of Northeast Bank, acquired substantially all of the assets of the Hartford Insurance Agency (Hartford) located in Lewiston, Maine for cash and debt.  The Hartford acquisition purchase price was $1,358,000, of which $425,000 was paid in cash and the remainder in a seven year note with $833,000 bearing an interest rate of 6.50% and $100,000 bearing no interest.

On November 30, 2007, NBIG acquired substantially all of the assets of Spence & Matthews Insurance (“Spence & Matthews”) of Berwick, Maine for cash and debt. The acquisition price was $4,388,000, of which $3,043,000 was paid in cash, with the remainder in a seven year note, with $500,000 bearing an interest rate of 6.50% and $800,000 bearing no interest.  The goodwill and customer list intangibles from this acquisition have been estimated and are subject to change.

On December 11, 2007, NBIG acquired substantially all of the assets of Hyler Agency (“Hyler”) of Thomaston, Maine for cash and debt.  The acquisition price was $1,066,000 of which $233,000 was paid in cash, $233,000 was payable to the seller in January, 2007, and the remainder in a seven year note with $500,000 bearing an interest rate of 6.50% and $100,000 bearing no interest.

All acquisitions were accounted for using the purchase method and resulted in increases in intangible assets (consisting of customer list and non-compete intangibles) and goodwill on the balance sheet. All acquisition agreements also call for a reduction of the purchase price should the stipulated minimum post-closing income levels not be attained.  The customer list intangibles will be amortized over periods of twelve to nineteen years. The non-compete agreements will be amortized over the individual’s expected years of employment plus three years. The results of operations of Hartford, Spence Matthews and Hyler have been included in the consolidated financial statements of the Company since the applicable acquisition date.  There is no pro-forma disclosure included because none of the Hartford, Spence & Mathews or Hyler acquisitions were considered a significant acquisition.  The details of the purchases appear below.

Purchase Price:	Hartford	Spence & Mathews	Hyler
Cash	$425,250	$3,043,000	$233,000
Debt	911,350	1,122,885	789,701
Acquisition Costs	5,182	18,630	5,543
Total	$1,341,782	$4,184,515	$1,028,244

Allocation:
Customer List	$970,000	$2,150,000	$650,000
Non-compete Agreement	100,000	795,000	200,000
Goodwill	271,782	1,239,515	178,244
Total	$1,341,782	$4,184,515	$1,028,244

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2008 and 2007 and the financial condition at March 31, 2008 and June 30, 2007. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2007, for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Northeast Bank is faced with the following challenges: growing our loan portfolio, improving net interest margins, executing our plan of increasing noninterest income and improving the efficiency ratio.

Loans have decreased compared to June 30, 2007, due principally to a decrease in residential real estate, commercial real estate and commercial loans. While competition for commercial real estate and small commercial loans is intense, we are not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

To improve net interest income, we leveraged our balance sheet using investment securities during the nine months ended March 31, 2008.  During the quarter ended March 31, 2008, we purchased $5 million of mortgage-backed securities funded with overnight advances from the Federal Home Loan Bank of Boston.  For the six months ended December 31, 2007, $42 million of mortgage-backed securities were purchased and funded through a repurchase agreement and available funds.  This leveraging of our balance sheet increased overall earning assets at March 31, 2008 compared to prior periods.

Net interest margins are expected to continue to improve slightly over the near term. This will be due to the volume of certificates of deposits that is expected to reprice in the next quarter to interest rates lower than one year ago. Since our balance sheet was liability sensitive at December 31, 2007, the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets and would generally be expected to result in an increase in net interest income during a period of falling interest rates (and a decrease in net interest income during a period of rising interest rates). We believe that the prospect of additional decreases in prime rate in the immediate future is likely but will be smaller decreases as compared to the action by the Federal Reserve Bank lowering the federal funds rate which also caused prime rate to decline by 175 basis points in the quarter ended March 31, 2008, a total of 300 basis points since June 30, 2007.  Any significant improvement in net interest income would also result from an increased volume of new loan originations as opposed to rate changes in market rates.

Management believes that the allowance for loan losses as of March 31, 2008 was adequate, under present conditions, for the known credit risk in the loan portfolio. While non-accrual loans and loan delinquencies increased compared to the levels at June 30, 2007, we  maintained our allowance for loan losses at $5,756,000 as the loan portfolio decreased $17,646,702 during the nine months ended March 31, 2008.

We expect to improve non-interest income through the expansion of Northeast Bank Insurance Agency, Inc. into western and southern Maine, the wealth management division of our trust department, and the investment brokerage division and the continued increase in commercial and consumer property and casualty insurance policies through the cross-sale to bank customers and sale to new customers. Non-interest expense is expected to increase to support this expansion.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 83% and 85% for the three months ended March 31, 2008 and 2007, respectively.  The ratio has improved due primarily to the increase in noninterest income as compared to the same periods during the prior fiscal year.  For the nine months ended March 31, 2008 and 2007, the efficiency ratio was 86% and 84%, respectively.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2008, we had twelve banking offices and fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire. At March 31, 2008, we had consolidated assets of $586.4 million and consolidated stockholders' equity of $42.9 million.

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

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Seven agencies have been acquired in the past seventeen months: Hyler Agency of Thomaston, Maine was acquired on December 11, 2007; Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2007; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2007; Russell Agency of Madison, Maine was acquired on June 28, 2007; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2007;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine on November 28, 2006. The Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine following the acquisitions.  Our insurance agency offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley (its headquarters), Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire.  All of our insurance agencies offer personal and commercial property and casualty insurance products.  See Note 6 in our June 30, 2007 audited consolidated financial statements and Note 10 of the March 31, 2008 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

Northeast Bank Insurance Group, Inc. purchased real estate from Sargent Appraisal Services, Inc which is wholly owned by Craig Sargent.  Mr. Sargent is employed as the President of Northeast Bank Insurance Group.  The first of two transactions was the purchase of real estate located at 59 and 63 Main Street in Anson, Maine and Route 4 in Jay, Maine on December 19, 2007 for a purchase price of $128,000.  The second purchase was real estate located at 89 Main Street in Mexico, Maine and 2568 Main Street in Rangeley, Maine on January 8, 2008 for a purchase price of $433,000.  The prices were based upon independent appraisals except for the land in Jay, Maine which was purchased for $45,000.  Mr. Sargent was paid a total of $561,000 in cash.  Northeast Bank Insurance Group, Inc. will continue to operate each location in Anson, Mexico, and Rangeley as insurance agency offices.  Management of Northeast Bancorp and the Bank believe that the transaction reflected arm’s-length, negotiated terms.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and a variety of consumer, indirect auto and indirect recreational vehicle loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income. It continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets(i.e. loans and investments) and interest-bearing liabilities(i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management and financial planning to reduce its dependency on net interest income.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on interest-earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services sold to each household, increasing non-interest income from expanded trust services, investment and insurance brokerage services and controlling the growth of non-interest expenses.  Additional acquisitions of insurance agencies are not planned for the near term.

Results of Operations

Comparison of the three and nine months ended March 31, 2008 and 2007

General

The Company reported consolidated net income of $672,169, or $0.29 per diluted share, for the three months ended March 31, 2008 compared to $524,967, or $0.21 per diluted share, for the three months ended March 31, 2007, an increase of $147,202, or 28%. Net interest and dividend income decreased $391,608, or 10%, as a result of a lower net interest margin, partially offset by increased earning assets. The provision for loan losses increased $87,582, or 44%, compared to the quarter ended March 31, 2007.  Noninterest income increased $1,253,294, or 52%, primarily from increased insurance commissions and net securities gains. Noninterest expense increased $581,118, or 11%, primarily due to increased salaries and employee benefits and other noninterest expenses related to insurance agency acquisitions.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 6.45% and 0.46%, respectively, for the quarter ended March 31, 2008 as compared to 5.13% and 0.38%, respectively, for the quarter ended March 31, 2007. The increases in the returns on average equity and average assets were primarily due to the increase in net income for the most recent quarter.

The Company reported consolidated net income of $1,505,162, or $0.63 per diluted share, for the nine months ended March 31, 2008 compared to $1,396,991, or $0.57 per diluted share, for the nine months ended March 31, 2007, an increase of $108,171, or 8%.  Net interest and dividend income decreased $1,346,961, or 11%, as a result of a lower net interest margin.  The provision for loan losses decreased $218,814, or 25%, with the allowance for loan losses remaining unchanged compared to June 30, 2007.  Noninterest income increased $2,289,966, or 40%, primarily from increased insurance commission revenue.  Noninterest expense increased $1,069,739, or 7%, primarily from insurance agency acquisitions.

The annualized ROE and ROA were 4.83% and 0.35%, respectively, for the nine months ended March 31, 2008 as compared to 4.55% and 0.33%, respectively, for the nine months ended March 31, 2007.  The increases in the returns on average equity and average assets were primarily due to increased net income for the nine months ended March 31, 2008.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2008 decreased to $3,402,670 as compared to $3,794,278 for the same period in 2007. The decrease in net interest and dividend income of $391,608, or 10%, was primarily due to a 43 basis point decrease in net interest margin, on a tax equivalent basis, partially offset by an increase in average earning assets of $22,165,574, or 4%, for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.  The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $46,502,428, or 57%, from the purchase of mortgage-backed securities reduced by a decrease in average loans of $22,212,515, or 5%, and a decrease in average interest-bearing deposits and regulatory stock of $2,124,339, or 23%. Average loans as a percentage of average earning assets was 75% and 83% for quarters ended March 31, 2008 and 2007, respectively.  Our net interest margin, on a tax equivalent basis, was 2.55% and 2.98% for the quarters ended March 31, 2008 and 2007, respectively.  Our net interest spread, on a tax equivalent basis, for the three months ended March 31, 2008 was 2.23%, a decrease of 25 basis points from 2.48% for the same period a year ago. Comparing the three months ended March 31, 2008 and 2007, the yields on earning assets decreased 29 basis points and the cost of interest-bearing liabilities decreased 4 basis points. The decrease in our yield on earning assets reflects the 175 basis point decrease in prime rate during the quarter ended March 31, 2008. The relatively smaller decrease in the cost of interest-bearing liabilities reflects the competitive pressure on interest rates to attract new customers and retain existing customer relationships. We were not able to increase our net interest spread due to the decrease in the prime rate during the quarter ended March 31, 2008, which primarily affected rates on loans, and a relatively small volume of interest-bearing liabilities (primarily certificates of deposit) that repriced to lower rates.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended March 31, 2008 and 2007.

	Difference Due to
	Volume	Rate	Total
Investments	$578,576	$62,373		$640,949
Loans, net	(391,573)	(242,306)		(633,879)
FHLB & Other Deposits	(19,571)	(13,779)		(33,350)
Total Interest-earnings Assets	167,432	(193,712)		(26,280)

Deposits	(59,823)	50,058		(9,765)
Securities sold under Repurchase Agreements	(50,357)	(83,199)		(133,556)
Borrowings	587,847	(79,629)		508,218
Total Interest-bearing Liabilities	477,667	(112,770)		364,897
Net Interest and Dividend Income	$(310,235)	$(80,942)	$	(391,177)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $50,766 and $50,335 for the three months ended March 31, 2008 and 2007, respectively.

Net interest and dividend income for the nine months ended March 31, 2008 decreased to $10,564,811, as compared to $11,911,772 for the same period in 2007. The decrease in net interest and dividend income of $1,346,961, or 11%, was primarily due to a 37 basis point decrease in net interest margin, on a tax equivalent basis, partially offset by an increase in average earning assets of $6,103,566, or 1%, for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $26,649,121, or 31%, from the purchase of FNMA and FHLMC mortgage-backed securities, partially offset by a decrease in average loans of $19,286,316, or 4%, and a decrease in average interest-bearing deposits and regulatory stock of $1,259,239, or 13%.  Average loans as a percentage of average earning assets was 78% and 82% for quarters ended March 31, 2008 and 2007, respectively.  Our net interest margin, on a tax equivalent basis, was 2.66% and 3.03% for the nine months ended March 31, 2008 and 2007, respectively. Our net interest spread, on a tax equivalent basis, for the nine months ended March 31, 2008 was 2.36%, a decrease of 27 basis points from 2.63% for the same period a year ago. Comparing the nine months ended March 31, 2008 and 2007, the yields on earning assets decreased 9 basis points compared to an 18 basis point increase in the cost of interest-bearing liabilities. The decreases in our yield on earning assets and the increase in cost of interest-bearing liabilities reflect the competitive pressure on interest rates to attract new customers and retain existing customer relationships and general rising interest rate environment. We were not able to increase our net interest spread due to the relatively low volume of interest-bearing liabilities (primarily certificates of deposit) that repriced to lower rates, and a decreasing prime rate, resulting in downward repricing of immediately adjustable rate loans, during the nine months ended March 31, 2008.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the nine months ended March 31, 2008 and 2007.

	Difference Due to
	Volume	Rate	Total
Investments	$964,220	$240,113	$1,204,333
Loans, net	(1,040,013)	(176,090)	(1,216,103)
FHLB & Other Deposits	(31,735)	(8,729)	(40,464)
Total Interest-earnings Assets	(107,528)	55,294	(52,234)

Deposits	(498,734)	613,446	114,712
Securities sold under repurchase Agreements	(55,789)	(47,769)	(103,558)
Borrowings	1,412,099	(131,773)	1,280,326
Total Interest-bearing Liabilities	857,576	433,904	1,291,480
Net Interest and Dividend Income	$(965,104)	$(378,610)	$(1,343,714)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $151,812 and $148,565 for the nine months ended March 31, 2008 and 2007, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affecting net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet is currectly a liability sensitive position, where the costs of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates, or an increase in its net interest margin during a period of decreasing interest rates.

As of March 31, 2008 and 2007, 43% and 45%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 was $287,625, an increase of $87,582, or 44%, from $200,043 for the three months ended March 31, 2007. For the nine months ended March 31, 2008 and 2007, the provisions for loans losses were $657,561 and $876,375, respectively, a decrease of $218,814, or 25%. We maintained the allowance for loan losses flat to its June 30, 2007 balance by recognizing a provision equal to net charge-offs. For our internal analysis of adequacy of the allowance for loan losses, we considered: the decrease in net loans during the nine months ended March 31, 2008;  the decrease in net charge-offs of $218,814 for the nine months ended March 31, 2008 compared to  the same period in 2007; the increase in net charge-off of $87,582 for the quarter ended March 31, 2008 compared to the same period one year ago; an increase in loan delinquency to 3.90% at March 31, 2008 compared to 2.42% at June 30, 2007 and 2.08% at March 31, 2007 due to the amount of loan balances past due; an increase of $2,524,000 in non-performing loans (more than 90 days past due) at March 31, 2008 compared to June 30, 2007; and a decrease in internally classified and criticized loans at March 31, 2008 compared toJune 30, 2007.  Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.41% at March 31, 2008 compared to 1.35% at June 30, 2007 and March 31, 2007, respectively.

Noninterest Income

Total noninterest income was $3,640,833 for the quarter ended March 31, 2008, an increase of $1,253,294, or 52%, from $2,387,539 for the quarter ended March 31, 2007. This increase reflected the combined impact of a $1,239,523, or 165% increase in insurance agency commissions due to insurance agency acquisitions, an increase in fees for other services to customers of $18,062, an increase in net securities gains of $258,704 from replacing U.S. government sponsored enterprise agency bullets and callable bonds with higher yielding mortgage-backed securities, an increase in investment commissions of $16,324 and an increase in BOLI income of $22,335 primarily from the purchases of additional BOLI policies compared to the same period one year ago.  These increases were partially offset by a decrease in gains on the sales of loans of $296,746 due to a decrease in the volume of residential real estate and commercial real estate loans sold, and a decrease in other noninterest income of $4,908.

For the nine months ended March 31, 2008 and 2007, total noninterest income was $8,027,091 and $5,737,125, respectively, an increase of $2,289,966, or 40%.  This increase was primarily due to insurance agency commissions which increased $2,350,974, or 147%.  In addition, fees for other services to customers increased $33,199, net securities gains increased $228,704 from the restructuring of the bond portfolio above, and BOLI income increased $46,081 from the purchases of additional policies.  These increases were partially offset by a decrease in gains on the sales of loans due to a decrease in the volume of residential and commercial real estate loans sold and a decrease in other noninterest income of $97,827 due to gains recognized from the sale of the former Lisbon Falls branch during the nine months ended March 31, 2007.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2008 was $5,846,368, an increase of $581,118, or 11%, from $5,265,250 for the three months ended March 31, 2007. This increase was primarily due to a $316,040, or 10%, increase in salaries and employee benefits from an increase of 36 full-time staff from our insurance agency acquisitions partially offset by lower deferred compensation expenses. The increase in occupancy expense of $82,100, or 18%, was due to the increase in rent and utilities for the additional leased insurance agency offices acquired and ground maintenance (snow removal) expenses.   Equipment expense increased $35,853, or 10%, primarily due to increased software licensing expense.  Intangible amortization increased $102,833, or 127%, from the customer list and non-compete intangibles added from the four insurance agency acquisitions since March 31, 2007. Other noninterest expense increased $44,292, or 4%, primarily from increased collections related expenses, increased deposit fraud losses, increased travel and entertainment expense,  and increased other-than-temporary impairment expenses on marketable securities.  These increases in noninterest expense were partially offset by a decrease in off-balance sheet credit reserve and out-sourced computer services expenses compared to the three months ended March 31, 2007.

For the nine months ended March 31, 2008 and 2007, total noninterest expense was $15,968,821 and $14,899,082, respectively, an increase of $1,069,739, or 7%.  The increase in salaries and employee benefits of $588,498, or 7%, was due to adding 36 full-time staff through our insurance agency acquisitions. Occupancy expense increased $105,383, or 8%, from rent increase for leased insurance agency offices acquired, utilities and ground maintenance expenses.  Intangible amortization expense increased $198,480, or 85%, was due to the customer list and non-compete intangibles created from the four insurance agency acquisitions since March 31, 2007.  The increase in other noninterest expense of $139,638, or 4%, was due to increases in professional fees, advertising expense, collection expenses, deposit fraud losses and travel and entertainment expense partially offset by a decrease in postage and a decrease in other-than-temporary write-down expense on non-marketable securities.

For the three months ended March 31, 2008, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2007.  For the nine months ended March 31, 2008, the decrease in income tax expense was due to the mix of increase of tax-exempt interest and BOLI income compared to the same period in 2007.

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest income and noninterest income, was 83% and 85% for the three months ended March 31, 2008 and 2007, respectively, and 86% and 84% for the nine months ended March 31, 2008 and 2007, respectively.  The decrease in the efficiency ratio for the three months ended March 31, 2008 was due to a net increase in the sum of net interest income and noninterest income compared to the three months ended March 31, 2007.  The increase in the efficiency ratio for the nine months ended March 31, 2008 was due to the increase in noninterest expense, primarily from acquired insurance agencies, compared to the same period in fiscal 2007.

Financial Condition

Our consolidated assets were $586,426,179 and $556,800,980 as of March 31, 2008 and June 30, 2007, respectively, an increase of $29,625,199, or 5%. This increase was primarily due to an increase of $42,110,629, or 49%, in available-for-sale securities, and increases in goodwill and intangibles, net of amortization, of $6,124,526, and bank owned life insurance of $2,326,432, partially offset by a decrease of $17,646,702, or 4%, in net loans, primarily commercial real estate and commercial loans, a decrease in loans held-for-sale of $433,335, or 26%, a decrease in cash and due from banks of $1,553,738, and a decrease in other assets of $1,861,772. For the three months ended March 31, 2008, average total assets were $586,632,348, an increase of $32,749,244, or 6%, from $553,883,104 for the same period in 2007. This average asset increase was primarily attributable to an increase in available-for-sale securities, goodwill and intangibles and BOLI.

Total stockholders' equity was $42,926,221 and $40,849,878 at March 31, 2008 and June 30, 2007, respectively, an increase of $2,076,343, or 5%, due to net income for the nine months ended March 31, 2008 and a decrease in accumulated other comprehensive loss, partially offset by dividends paid and stock repurchased.  Book value per outstanding share was $18.54 at March 31, 2008 and $16.68 at June 30, 2007.  Tangible book value per outstanding share was $12.88 at March 31, 2008 and $13.83 at June 30, 2007.  This decrease in tangible book value was attributable to the additional goodwill and other intangibles recognized since March 31, 2007.

Investment Activities

The available-for-sale investment portfolio was $128,458,699 as of March 31, 2008, an increase of $42,110,629, or 49%, from $86,348,070 as of June 30, 2007.  This increase was primarily due to leveraging transactions carried out in August, 2007 and December, 2007 in which $44 million of mortgage-backed securities were acquired funded through available funds and structured repurchase agreements of $40 million with an average rate of 4.47% and a spread of approximately 1.35%.  To reduce the balance sheet exposure to rising interest rates, $50 million of interest rate caps were imbedded in these transactions with a strike rate based on three month LIBOR. Interest rate floors of $20 million were sold with a strike rate of 4.88% based on three month LIBOR. See note 7 for additional information.

We restructured the available-for-sale investments by selling $14 million of U.S. government sponsored agency bullet and callable bonds replacing them with higher yielding mortgage-backed securities. An additional mortgage-backed security was also purchased and funded with overnight FHLB advances.

The investment portfolio as of March 31, 2008 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $127,922,276 for the three months ended March 31, 2008 as compared to $81,419,848 for the three months ended March 31, 2007, an increase of $46,502,428, or 57%. This increase was due primarily to the leveraging transaction and purchasing of mortgage-backed securities noted above.

Our entire investment portfolio was classified as available-for-sale at March 31, 2008 and June 30, 2007, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at March 31, 2008 were $126,043,939 and $128,458,699, respectively. The difference between the carrying value and the cost of the securities of $2,414,760 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $352,932 and the net unrealized gains on U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities were $2,767,692 at March 31, 2008. The U.S. government-sponsored enterprises, corporate debt and mortgage-backed securities have increased in market value due to the recent decreases in long-term interest rates as compared to June 30, 2007. Substantially all of the U.S. government-sponsored enterprises, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. The single corporate bond in the bank’s portfolio has been downgraded by credit rating agencies below our investment grade.  We did not consider it impaired at March 31, 2008 due to the short maturity of the bond.  Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $409,127,866 as of March 31, 2008 decreased $18,080,037, or 4%, from $427,207,903 as of June 30, 2007. Compared to June 30, 2007, each loan category decreased.  Residential real estate loans, including commercial 1 to 4 family loans and loans held for sale, decreased $2,845,868, or 2%, construction loans decreased $367,095, or 7%, commercial real estate loans decreased $5,344,485, or 5%, commercial loans decreased $6,851,938, or 17%, and consumer loans decreased $2,573,214, or 2%. Net deferred loan origination costs decreased $97,437. The total loan portfolio averaged $410,443,610 for the three months ended March 31, 2008, a decrease of $22,212,515, or 5%, compared to $432,656,125 for the three months ended March 31, 2007.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 35% as of March 31, 2008, and 34% as of June 30, 2007 and March 31, 2007, respectively. The variable rate product as a percentage of total residential real estate loans was 34%, 37% and 38% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $144,907,630 for the three months ended March 31, 2008 decreased $1,351,480, or 1%, from the three months ended March 31, 2007. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 3% of residential real estate loans at March 31, 2008. The Bank has not pursued a similar strategy recently.

Commercial real estate and commercial loans both decreased at March 31, 2008 compared to the same period in the prior year.  The decrease reflects the intense competition for new and renewing commercial real estate and commercial loans.  The Bank tightened its credit underwriting standards as delinquencies and classified and criticized loans increased, and priced new commercial real estate and commercial loans to reflect risk.

Commercial real estate loans as a percentage of total loans were 26%, 26%, and 27% as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 95% as of March 31, 2008, 94% as of June 30, 2007 and 93% as of March 31, 2007, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $104,655,078 for the three months ended March 31, 2008 decreased $12,308,984, or 11%, from the same period in 2007.

Construction loans as a percentage of total loans were 1% as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 50%, 60%, and 59% for the same periods, respectively. Average construction loans were $5,631,120 and $9,240,134 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $3,609,014, or 39%.

Commercial loans as a percentage of total loans were 9% as of March 31, 2008 and 10% as of June 30, 2007 and March 31, 2007, respectively. The variable rate products as a percentage of total commercial loans were 63%, 58%, and 57% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $34,770,362 for the three months ended March 31, 2008 decreased $8,802,981, or 20%, from $43,573,343 for the same period in 2007.

Consumer and other loans as a percentage of total loans were 29%, 29%, and 28% for the periods ended March 31, 2008, June 30, 2007, and March 31, 2007, respectively. At March 31, 2008, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 30%, 47%, and 19% of total consumer loans, respectively, compared to 31%, 43%, and 21%, respectively, of total consumer loans at June 30, 2007. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $117,795,962 and $114,007,139 for the three months ended March 31, 2008 and 2007, respectively. The $3,788,823, or 3%, increase was due to increased indirect recreational vehicle lending. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2008		June 30, 2007
Indirect Auto	$34,290,293	30%	$36,808,246	31%
Indirect RV	54,391,753	47%	51,611,223	43%
Indirect Mobile Home	22,402,765	19%	24,961,562	21%
Subtotal Indirect	111,084,811	96%	113,381,031	95%
Other	5,222,698	4%	5,499,692	5%
Total	$116,307,509	100%	$118,880,723	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent or when less than 90 days past due and based on our judgment that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $7,614,000 and $5,090,000 at March 31, 2008 and June 30, 2007, respectively, or 1.87% and 1.20% of total loans, respectively. The Bank's allowance for loan losses was equal to 77% and 113% of the total non-performing loans at March 31, 2008 and June 30, 2007, respectively. The following table represents the Bank's non-performing loans as of March 31, 2008 and June 30, 2007:

Description	March 31, 2008	June 30, 2007
Residential Real Estate	$1,105,000	$477,000
Commercial Real Estate	1,855,000	2,033,000
Commercial Loans	3,373,000	2,104,000
Construction	171,000	-
Consumer and Other	1,110,000	476,000
Total non-performing	$7,614,000	$5,090,000

Non-performing loans increased in the three months ended March 31, 2008 compared to June 30, 2007. Of total non-performing loans at March 31, 2008, $2,217,000 of these loans were current and paying as agreed compared to $2,038,000 at June 30, 2007, an increase of $179,000. Consumer and other non-performing loans were primarily indirect auto loans pending sale at auction. The difference between the carrying amount of the indirect auto loan and its estimated auction sale value had been charged off. The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss was incorporated in determining the adequacy of the allowance for loan losses.

At March 31, 2008, the Bank had $680,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $1,862,000 when compared to the level of $2,542,000 at June 30, 2007.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
4.41%	4.49%	3.11%	2.90%	2.47%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 3.90% as of March 31, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,756,000 as of March 31, 2008, unchanged from the level at June 30, 2007 representing 1.41% and 1.35%, respectively, of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the nine months ended March 31, 2008, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of March 31, 2008 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2008. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies AA- or better at March 31, 2008. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 27.1% of the Bank’s Tier 2 capital as of March 31, 2008, which exceeds our 25% policy limit and was due to the goodwill and intangibles from the insurance agency acquisitions which was deducted in calculating the Bank’s Tier 2 capital.

Goodwill of $4,628,103 as of March 31, 2008 increased $1,747,300, or 60%, as compared to $2,880,803 as of June 30, 2007. The increase resulted from consideration paid in excess of identified tangible and intangible assets from the three insurance agency acquisitions that occurred during the nine months ended March 31, 2008.

Intangible assets of $8,487,307 as of March 31, 2008 increased $4,377,226, or 107%, from $4,110,081 as of June 30, 2007. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. This increase in intangibles includes additions of $4,810,000 in customer list and non-compete intangibles from the three insurance agencies acquired in the nine months ended March 31, 2008, net of intangible amortization of $432,774 for the nine months ended March 31, 2008. See Note 1 of the audited consolidated financial statements as of June 30, 2007 for additional information on intangible assets.

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

Total deposits of $361,266,127 as of March 31, 2008 decreased $3,287,650, or 1%, from $364,553,777 as of June 30, 2007. Excluding the decrease in brokered deposits, customer deposits increased $5,787,722, or 2%.  Brokered deposits decreased $9,075,372, or 40%, from the repayment of maturing balances. As a result of promoting a tiered money market account offering a  3.00% interest rate on the highest tier, money market accounts increased $11,582,376, or 144%.  Certificates of deposit increased $6,067,757, or 3%, reflecting the promotion of a 15 month term certificate of deposit.  Since December 31, 2007, we have moved interest rates offered on certificates of deposit to the middle of the market. Partially offsetting the increase in these accounts, demand accounts decreased $5,177,394, or 14%, NOW accounts decreased $5,003,612, or 9%, and savings accounts decreased $1,681,405, or 8%, during the nine months ended March 31, 2008.  Management's strategy is to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $362,168,626 for the three months ended March 31, 2008 decreased $10,705,750, or 3%, compared to the average for the three months ended March 31, 2007 of $372,874,376. This decrease in total average deposits compared to March 31, 2007 was attributable to a decrease in average demand deposits of $2,966,464, or 9%, a decrease in average NOW accounts of $4,581,433, or 8%, a decrease in average savings of $1,767,903, or 8%, and a $13,935,727, or 42%, decrease in average brokered time deposits. These decreases were partially offset by a $6,941,666, or 74%, increase in money market accounts and $5,604,111, or 3%, increase in average certificate of deposits. These decreases in core account balances reflect customers moving funds to higher yielding certificates of deposit. Excluding average brokered deposits, average customer deposits increased $3,229,977, or 1%, for the three months ended March 31, 2008 compared to the same period one year ago.

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

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds.   At March 31, 2008, brokered time deposits as a percentage of total assets was 2.3% compared to 4.0% at June 30, 2007 and 6.5% at March 31, 2007. The weighted average maturity for the brokered deposits was approximately 0.7 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $86,880,000 as of March 31, 2008, a decrease of $6,136,698, or 7%, from $93,016,698 as of June 30, 2007. At March 31, 2008, we had pledged U.S. government agency and mortgage-backed securities of $37,362,407 as collateral for FHLB advances. We plan to continue to purchase additional mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $83,224,517 for the three months ended March 31, 2008, a decrease of $5,460,419, or 7%, compared to $77,764,098 average for the same period last year.

Structured repurchase agreements were $40,000,000 at March 31, 2008. This source of funding was used for the two leveraging transactions, one each in the quarters ended September 30, 2007 and December 31, 2007.  We pledged $44,025,168 of mortgage-backed securities as collateral.  The structured repurchase agreement for the quarter ended September 30, 2007 bears an average interest rate of 4.45%, has a two year period where the issuer cannot call the funding due and matures in five years on August 28, 2012.  Interest is paid quarterly.  The structured repurchase agreement for the quarter ended March 31, 2008 bears an interest rate of 4.18%, has a three year period where the issuers cannot call the funding due and has a five year final maturity on December 13, 2012.  See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $28,791,495 as of March 31, 2008, a decrease of $4,313,882, or 13%, from $33,105,377 as of June 30, 2007. Market interest rates are offered on this product. At March 31, 2008, we had pledged U.S. government agency and mortgage-backed securities of $31,528,402 as collateral for repurchase agreements. Average securities sold under repurchase agreements were $32,393,258 for the three months ended March 31, 2008, a decrease of $5,312,205, or 14%, compared to the average for the three months ended March 31, 2007 of $37,705,463.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.50%. At March 31, 2008, there were no borrowings outstanding under this credit line.

The following table is a summary of the liquidity the Bank has the ability to access as of March 31, 2008 in addition to the traditional retail deposit products:

Brokered time deposit	$ 133,136,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 25,373,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$ 26,169,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 184,678,000

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

The following table summarizes the outstanding junior subordinated notes as of March 31, 2008:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$3,093,000	5.50%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$16,496,000	5.93%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $978,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended March 31, 2008, the Company repurchased 10,000 shares of stock for $150,000, an average of $15.00 per share. Total stock repurchases under the 2006 Plan for the nine months ended March 31, 2008 were 137,800 shares of stock for $2,314,330, an average of $16.79 per share. Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,382,274, an average of $16.82 per share, through March 31, 2008.  The remaining repurchase capacity of the plan was 58,400 shares at quarter end.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $42,926,221 as of March 31, 2008, as compared to $40,849,878 at June 30, 2007. The increase of $2,076,343, or 5%, was due to net income for the nine months ended March 31, 2008 of $1,505,162, an increase in other comprehensive income of $3,493,428, stock options exercised of $45,125 and a stock grant of $1,537 that was partially offset by the repurchase of stock of $2,314,330 and the payment of dividends of $654,579. Book value per common share was $18.54 as of March 31, 2008, as compared to $16.68 at June 30, 2007.  Tier 1 capital to total average assets of the Company was 7.39% as of March 31, 2008 and 9.07% at June 30, 2007.  This decrease was due to the intangible assets recognized in the acquisition of the Hartford, Spence & Matthews and Hyler insurance agencies.

The Company's net cash provided by operating activities was $2,275,289 during the nine months ended March 31, 2008, which was a $4,361,316 increase compared to the same period in 2007, and was primarily attributable to a decrease in loans held for sale for the nine months ended March 31, 2008.  Investing activities were a net use of cash primarily due to purchasing investment securities, insurance agency acquisitions and BOLI partially offset by the decrease in loans during the nine months ended March 31, 2008 as compared to the same period in 2007.  Financing activities resulted in a net source of cash from structured repurchase agreements partially offset by net decreases in deposits and short-term borrowings, stock repurchases and a net decrease in FHLB advances compared to the same period in 2007. Overall, the Company's cash and cash equivalents decreased by $1,340,635 during the nine months ended March 31, 2008.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2008, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2008, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total capital to risk weighted assets	$49,676	12.00%	$33,109	8.00%	$41,387	10.00%
Tier 1 capital to risk weighted assets	$42,334	10.23%	$16,555	4.00%	$24,832	6.00%
Tier 1 capital to total average assets	$42,334	7.39%	$22,912	4.00%	$28,640	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total capital to risk weighted assets	$44,952	10.92%	$32,936	8.00%	$41,170	10.00%
Tier 1 capital to risk weighted assets	$39,797	9.67%	$16,468	4.00%	$24,702	6.00%
Tier 1 capital to total average assets	$39,797	6.98%	$22,808	4.00%	$28,510	5.00%

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2008, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$86,880,000	$51,880,000	$7,000,000	$13,000,000	$15,000,000
Structured repurchase agreements	40,000,000	-	40,000,000	-	-
Junior subordinated notes	16,496,000	6,186,000	10,310,000	-	-
Capital lease obligation	2,554,027	139,581	300,275	331,918	1,782,253
Other borrowings	4,532,602	861,605	1,537,365	1,090,878	1,042,754
Total long-term debt	150,462,629	59,067,186	59,147,640	14,422,796	17,825,007

Operating lease obligations (1)	3,030,134	503,265	887,647	684,274	954,948
Total contractual obligations	$153,492,763	$59,570,451	$60,035,287	$15,107,070	$18,779,955

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$19,275,220	$19,275,220	$-	$-	$-
Commitments related to loans held for sale(3)	1,880,400	1,880,400	-	-	-
Unused lines of credit (4)(5)	42,079,964	19,496,922	1,329,813	3,898,310	17,354,919
Standby letters of credit (6)	3,066,514	3,066,514	-	-	-
	$66,302,098	$43,719,056	$1,329,813	$3,898,310	$17,354,919

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2008 was a gain of $ 8,506.

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

Item 4.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2008.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2008 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1.(a)	Risk Factors There have been no material changes in the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jan. 1 – Jan. 31	-	-	-	68,400
	Feb. 1 – Feb. 29	10,000	15.00	10,000	58,400
	Mar. 1 – Mar. 31	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that the Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2008, unless extended.

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

Date: May 14, 2008		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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