Form 10-K
period 2008-06-30
NORTHEAST BANCORP /ME/
filed 2008-09-29
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one): Large Accelerated Filer _ Accelerated filer _ Non-accelerated filer _ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

The aggregate market value of the Registrant's common shares held by non-affiliates, as of December 31, 2008, was approximately $33,119,594 based on the last reported sales price of the Company's common shares on the NASDAQ exchange as of the close of business on such date.  Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.  On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  There were 2,315,182 common shares of the registrant outstanding as of September 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2008 Annual Meeting of Shareholders	III

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

PART I

Item 1.  Business

Overview and History

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA").  Prior to 1996, the Company operated under the name Bethel Bancorp.  The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has eleven banking branches. The Bank offers property and casualty insurance products through the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG").  NBIG has fourteen insurance agency offices, four of which are located in our banking branches. In addition, we also offer investment brokerage services, including financial planning products and services, through our office in Falmouth, Maine.  The investment brokerage services are offered through a division of the Bank.

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

As of June 30, 2008, the Company, on a consolidated basis, had total assets of approximately $598 million, total deposits of approximately $363 million, and stockholders' equity of approximately $40 million.  Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

Northeast Bancorp through its subsidiary, Northeast Bank, the Bank's subsidiary, NBIG, and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine and Rochester, NH. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management’s strategy is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services per household, increasing non-interest income from expanded investment and insurance brokerage and trust services, and controlling the growth of non-interest expenses.  Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area.

Our community banking strategy emphasizes the development of long-term full banking relationships with customers at each branch location by increasing the number of products and services with each customer and providing consistent, high quality service from:

•	employees with local decision-making authority;

•	employees who are familiar with the customers' needs, their business environment and competitive demands; and

•	employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking, financial planning, investment brokerage, and property and casualty insurance services to our customers and in an effort to develop strong, long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies.  In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages.  In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers.  In particular, we expanded our insurance division through acquisitions in order to provide a broader array of insurance products to our customers, and we have continued to maintain an investment banking services division to provide financial planning products and service to them as well.

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

Market Area

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  NBIG has offices in Auburn, Anson, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley, Scarborough, South Paris, Thomaston, and Turner, Maine and an office in Rochester, New Hampshire from where the Bank's insurance division offers personal and commercial casualty and property insurance products.  The Company's primary market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced an economic decline growth in recent years.

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

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, and Internet banking, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy will enhance our ability to compete successfully in our market areas.  Further, we also offer a wide range of financial services to our customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, will be an attractive alternative to consumers in our market area.

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

Although residential and commercial real estate lending remains a strong component of the Bank's lending operations, consistent with our business strategy, we also actively seek an increased volume of commercial and consumer loans.  Commercial loans are originated for commercial construction, acquisition, remodeling and general business purposes.  In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration, Rural Development Administration and Finance Authority of Maine.  Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments.  We also pursue quality indirect lending through local automobile and recreational vehicle dealerships.

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

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance.  In the case of mortgage loans, the Bank requires mortgagee's title insurance to protect against defects in its lien on the property that collateralize the loan.  The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

Although the contractual loan payment period for single-family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.  The Bank generally does not charge a penalty for prepayment of mortgage loans.  Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other events, that the borrower sells or otherwise disposes of the real property subject to a mortgage.  In general, the Bank enforces due on sale clauses.  The Bank generally applies the same underwriting criteria to residential mortgage loans whether purchased or originated.  In its loan purchases, the Bank generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its underwriting criteria.  In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.  In determining whether to purchase or originate a loan, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral.  On originations, the Bank obtains appraisals of the property securing the loan.  On purchases, the Bank reviews the appraisal obtained by the loan seller or originator.  On purchases and originations, the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans.  Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property.  Although the largest multi-family or commercial loan in our portfolio at June 30, 2008 was $3,363,464, most of these loans have balances under $500,000.

The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums and other types of buildings, which are located in its primary market area.  Multi-family and commercial real estate loans generally have fixed or variable interest rates indexed to FHLB and prime interest rates with notes having terms of 3 - 5 years.  Mortgage loan maturities have terms up to 20 years.

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

Commercial Lending

The Bank offers a variety of commercial loan services, including term loans, lines of credit and equipment and receivables financing.  A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including the support of inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery.  Equipment loans are typically originated on both a one year line of credit basis and on a fixed-term basis ranging from one to five years.  The purpose of a particular loan generally determines its structure.

The Bank's commercial loans primarily are underwritten in the Company's market areas on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory.  As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other business assets, although such loans may be made on an uncollateralized basis.  Collateralized working capital loans are primarily secured by short-term assets whereas term loans are primarily secured by long-term assets.

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

Indirect automobile lending consists of automobile loans made by the Bank through the purchase of contracts from automobile dealers.  Generally, the Bank will obtain fixed-rate automobile loans indirectly through various automobile dealerships located in its market areas.  These automobile dealers are selected by us.  Currently most of these loans were originated by 105 dealers located in our market area.  Because the collateral is a deteriorating asset, the initial determination of the borrower's ability to pay is of primary importance.  The indirect origination of consumer loan products generally requires funding of dealer reserves.  These reserves are maintained for the benefit of the dealer who originated such loans, but such funding is subject to performance of certain loan conditions.  The dealer is generally responsible to the Bank for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or the loan has been prepaid.  The same process applies to indirect recreational vehicle lending.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.  Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FHLMC underwriting guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The legal lending limit of the Bank, as of June 30, 2008, was approximately $7.7 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information.  Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process.  As part of the loan approval process, all uncollateralized loans of more than $25,000 and all new collateralized loans of more than $750,000 require pre-approval by the Bank's loan committee.  Loans to one borrower are subject to limits depending on our internal risk ratings.

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

NBIG, a Maine corporation and a wholly-owned subsidiary of the Bank, was originally formed in 1982 and was formerly known as Northeast Financial Services, Inc. ("NFS"). It transitioned from an entity for real estate development projects, which terminated in fiscal 2005, to acquiring insurance agencies. Subsequent to the 2004 acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS, Solon-Anson was merged into NFS in April, 2005.  NFS's name was then changed to Northeast Bank Insurance Group, Inc. in May 2005.  NBIG now supports the Bank's insurance agencies, which allows the Bank to deliver insurance products to its customers. At June 30, 2008, investment in and loans to this subsidiary constituted 2.30% of the Company's total assets.

Employees

As of June 30, 2008, the Company, the Bank and its subsidiary together employed 226 full-time and 32 part-time employees.  The Company's employees are not represented by any collective bargaining unit.  The Company believes that its relations with its employees are good.

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

The BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Generally, permissible activities for bank holding companies include, among other things, factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as an agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHCA does not place territorial limits on permissible non-bank activities of bank holding companies. In making determinations of what non-banking activities are permissible, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB. Further, despite prior approval, the FRB reserves the power to order any bank holding company or its subsidiaries to terminate any activity when the FRB has reasonable grounds to believe that continuation of such activity constitutes a serious risk to the financial soundness, safety, or stability of the bank holding company or any of its bank subsidiaries.

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

As a state-chartered commercial bank, Northeast Bank is subject to the applicable provisions of Maine law and the regulations adopted by the Maine Bureau of Financial Institutions. The FRB and the Maine Bureau of Financial Institutions regularly examine the operations of Northeast Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. Maine law and the Superintendant regulate (in conjunction with applicable federal laws and regulations), among other things, Northeast Bank's capital, permissible activities, reserves, investments, lending authority, the issuance of securities, payment of dividends, transactions with affiliated parties and borrowing. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Loans to Insiders. Northeast Bank also is subject to certain restrictions imposed by federal and state banking regulatory agencies on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Sections 22(g) and 22(h) of the Federal Reserve Act, as amended, and Regulation O, promulgated by the FRB, provide that extensions of credit to such insiders (a) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees, (b) must not involve more than the normal risk of repayment or present other unfavorable features, and (c) may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northeast Bank's capital. The regulators do allow small discounts on fees on residential mortgages for directors, officers, and employees. Northeast Bank also is subject to certain lending limits and restrictions on overdrafts to such persons and extensions of credit in excess of certain limits must be approved by the board of directors of Northeast Bank. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on Northeast Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Northeast Bank or the imposition of a cease and desist order.

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

At June 30, 2008, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $2,998,000.

Capital Adequacy Guidelines

Minimum Capital Requirements. The Company and Northeast Bank are required to comply with capital adequacy standards established by the FRB. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the FRB: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to lessen disincentives for holding liquid assets. Under these standards, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, the Federal bank regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth. FRB policy also provides that banking organizations generally, and in particular those that are experiencing substantial internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially in excess of the minimum supervisory levels, without significant reliance on intangible assets.

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2008, the Company's consolidated Tier 1 Capital ratio was 7.31% and its Total Capital ratio was 11.91%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2008, was 9.94%.

Federal bank regulatory agencies also have adopted regulations which require regulators to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Other factors taken into consideration include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operational risks, including concentrations of credit and non-traditional activities. This evaluation is made as part of the institution's regular safety and soundness examination. Further, each Federal banking agency prescribes standards for depository institution holding companies relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum rates of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. In addition, pursuant to the requirements of FDICIA, Federal bank regulatory agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy.

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company.  As of June 30, 2008, Northeast Bank was in compliance with applicable minimum capital requirements.

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

The Federal bank regulatory agencies have adapted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

	Total Risk-based Capital Ratio	Tier 1 Risk-based Capital Ratio	Leverage Ratio	Other
Well Capitalized	10% or greater	6% or greater	5% or greater	Not subject to any order or written directive to meet and maintain a specific capital level for any capital measure
Adequately Capitalized	8% or greater	4% or greater	4% or greater (3% in the case of a bank with a composite CAMEL rating of 1)
Undercapitalized	less than 8%	less than 4%	less than 4% ((3% in the case of a bank with a composite CAMEL rating of 1)
Significantly Undercapitalized	less than 6%	less than 3%	less than 3%
Critically Undercapitalized				Ratio of tangible equity to total assets is less than or equal to 2%

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a "well capitalized" or "adequately capitalized" depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease.  At June 30, 2008, Northeast Bank met the definition of a "well capitalized" institution.

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

FDIC Insurance Premiums

Northeast Bank is required to pay quarterly FDIC deposit insurance assessments. Under the FDIC's risk-based insurance system, insured institutions are currently assessed premiums based on the institution's capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

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

The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted thereunder. Based on our total assets, we are first required to provide management’s assessment of the company’s internal control over financial reporting in our annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2007 (i.e., fiscal year 2008). In addition, we are required to obtain an attestation report by our auditors for the annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2009 (i.e., fiscal year 2010).  Compliance with the foregoing provisions is expected to increase our administrative costs.

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

STATISTICAL DISCLOSURE

The additional statistical information contained in Item 8(b) of this Form 10-K, "Financial Statements and Supplementary Data" as it relates to the disclosures required by Industry Guide 3 under the Securities Act of 1933, as amended, is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss reserve adequacy, simulation of changes in interest rates, capital spending and interest and non-interest revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements.  These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would".  In addition, the Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communication made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct.  We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity.  Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.

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

d)
the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations";

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
o)	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission; and
p)	continue deversification of income streams.

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

ITEM 1.a. Risk Factors

The following discusses risks that management believes are specific to our business and could have a negative impact on the Company’s financial performance. When analyzing an investment in the Company, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

Changes in interest rate risk may have adverse impact on the Company’s profitability.

The Company’s profitability is largely a function of the spread between the interest rates earned on interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government and competition, that influence market interest rates and the Company’s ability to respond to changes in such rates. At any given time, the Company’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates, including the slope of the interest rate curve, could adversely affect operating results.

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

Impairment risk may impact our profitability.

The Company regularly purchases U.S. Government-sponsored enterprise debt securities, U.S. Government-sponsored enterprise issued mortgage-backed securities, corporate debt securities and equity securities. The Company is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. The Company periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Strong competition within our markets may impact our profitability.

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

The banking business is heavily regulated.

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

If we do not maintain strong internal controls and procedures, it may impact our profitability.

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the internal controls comply with appropriate regulatory guidance.  Any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

We are subject to litigation in the normal course of our business, which may impact profitability.

Although there is currently no litigation to which the Company is a party, future litigation that arises during the normal course of business could be material and have a negative impact on the Company’s earnings. Future litigation could also adversely impact the reputation of the Company in the communities that it serves.

Attracting and retaining skilled personnel may impact the quality of services to customers.

Attracting and retaining key personnel is critical to the Company’s success, and difficulty finding qualified personnel could have a significant impact on the Company’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks, and succession planning is built into the Company’s long-range strategic planning process.

Item 2.  Properties

The principal executive and administrative offices of the Company and the Bank are located at 500 Canal Street, Lewiston, Maine ("Headquarters Building").  In 2005, the Bank entered into a 15 year lease with respect to the Headquarters Building, and we moved our principal executive and administrative offices to this four story building located in downtown Lewiston.  We lease the entire building, a total of 27,000 square feet.  For the first ten years of the lease, the annual rent expense is approximately $264,000.  In addition to executive and administrative offices, this building also houses our operations, loan processing and underwriting, loan servicing, accounting, human resources and commercial lending departments.  We also opened a 500 square foot branch office in this building.

In addition to the branch office located in our Headquarters Building, we have 10 additional banking branches located, and fourteen insurance agency offices located in the State of Maine except one insurance agency office that is located in New Hampshire as set forth below.

Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
882 Lisbon Street, Lewiston	Lease (2)
500 Canal Street, Lewiston	Lease (3)
26 Pleasant Street, Mechanic Falls	Fee Simple
77 Middle Street, Portland	Lease (4)
235 Main Street, South Paris	Fee Simple

Insurance Agency Locations
59 Main Street, Anson, Maine	Fee Simple
232 Center Street, Auburn, Maine*	Lease (1)
235 Western Avenue, Augusta, Maine*	Fee Simple
4 Sullivan Square, Berwick, Maine	Lease (5)
11 Main Street, Bethel, Maine*	Fee Simple
346 Main Street, Jackman, Maine	Lease (6)
28 Main Street, Livermore Falls, Maine	Lease (7)
89 Main Street, Mexico, Maine	Fee Simple
2568 Main Street, Rangeley, Maine	Fee Simple
59 South Main Street, Rochester, New Hampshire	Lease (8)
423 U. S. Route 1, Scarborough, Maine	Lease (9)
235 Main Street, South Paris, Maine*	Fee Simple
472 Main Street, Thomaston, Maine	Lease (10)
10 Snell Hill Road, Turner, Maine	Fee Simple

*Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.

(1) Lease term is ten years and expires May 1, 2016.
(2) Lease term is 15 years and expires January 14, 2014.
(3) Lease term is 15 years and expires July 15, 2020.
(4) Lease term is five years and expires September 30, 2012.
(5) Lease term is 21 years and expires December 31 2028.
(6) Lease term is one year and automatically renews in September each year.
(7) Lease is a tenant at will.
(8) Lease term is one year and automatically renews in December each year.
(9) Lease term is three years and expires July 31, 2010.
(10) Lease is a tenant at will.

The Bank's investment division leases space at 202 US Route One, Falmouth, Maine which has a term of five years and expires August 31, 2012. In addition, the Bank has purchased land in Windham, Maine and Northeast Bank Insurance Group, Inc. has purchased land in Jay, Maine.

On December 13, 2007 and January 8, 2008, Northeast Bank Insurance Group, Inc. (NBIG) purchased from a company owned by the president of NBIG the land and building of the leased insurance agency offices in Anson, Mexico and Rangeley, Maine and a land lot in Jay, Maine.  The purchase price totaled $516,000.  The purchase price for each transaction was based upon an independent third party appraisal, except for the price of the land lot.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of Northeast Bank Insurance Group.

On September 1, 2006, the Bank purchased its South Paris branch located at 235 Main Street, South Paris, Maine from a director of Northeast Bancorp for a purchase price of $400,000.  The price was determined by an independent, third-party appraisal.  The consideration paid was $297,000 in cash and 5,000 shares of Northeast Bancorp common stock (valued at $103,000 based on the $20.60 share price on August 31, 2006).  This branch was previously leased from the director.  This acquisition was not material to the balance sheet or the results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 2008.

Executive Officers of the Registrant

The name, age, and position of each executive officer of the Company and the Bank are set forth below along with such officer's business experience during the past five years.  Officers are elected annually by the respective Boards of Directors of the Company and the Bank to hold office until the earlier of their death, resignation, or removal.

Name	Age	Position with Company and/or Bank
James D. Delamater	57	President and Chief Executive Officer (1)
Pender J. Lazenby	58	Chief Risk Officer
Marcel Blais	49	Chief Operating Officer
Robert S. Johnson	56	Chief Financial Officer (1)
Suzanne Carney	41	Clerk

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  The common stock of Northeast Bancorp currently trades on the NASDAQ under the symbol "NBN". As of the close of business on September 1, 2008, there were approximately 2,315,182 shares of common stock outstanding held by approximately 420 stockholders of record.

The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for periods indicated.

2007 – 2008	High	Low	Div Pd
Jul 1- Sep 30	18.63	15.82	.090
Oct 1 - Dec 31	17.30	13.72	.090
Jan 1 - Mar 31	15.53	13.31	.090
Apr 1 - Jun 30	14.79	11.17	.090

2006 - 2007	High	Low	Div Pd
Jul 1- Sep 30	21.39	19.18	.090
Oct 1 - Dec 31	19.77	18.20	.090
Jan 1 - Mar 31	20.30	18.34	.090
Apr 1 - Jun 30	18.89	16.60	.090

On September 19, 2008, the last reported sale price of the Company's Common stock as quoted on NASDAQ was $12.50. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, the amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank.  Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

Stock repurchases under the 2006 Stock Repurchase Plan for the year ended June 30, 2008 totaled 137,800 shares at an average price per share of $16.79

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northeast Bancorp, The S&P 500 Index
And The Philadelphia KBW Bank Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/03
6/04
6/05
6/06
6/07
6/08
Northeast Bancorp
S&P 500
Philadelphia KBW Bank Index

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending June 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2008 Dow Jones & Co. All rights reserved.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information on any purchase made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Apr. 1 – Apr. 30	-	-	-	58,400
May 1 – May 31	-	-	-	58,400
Jun. 1 – Jun. 30	-	-	-	58,400
(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that its Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2008, unless extended.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$35,398	$35,682	$35,456	$32,674	$28,124
Interest expense	21,051	20,097	16,761	13,967	12,079

Net interest income	14,347	15,585	18,695	18,707	16,045

Provision for loan losses	836	989	1,226	1,302	962
Other operating income (1)	10,510	7,903	6,578	5,083	4,670
Net securities gains	293	42	17	68	201
Other operating expenses (2)	21,855	20,075	18,209	16,684	14,799

Income before income taxes	2,459	2,466	5,855	5,872	5,155
Income tax expense	528	579	1,851	1,853	1,643

Net income	$1,931	$1,887	$4,004	$4,019	$3,512

Consolidated per share data:
Net income:
Basic	$0.82	$0.77	$1.61	$1.60	$1.38
Diluted	$0.82	$0.76	$1.59	$1.57	$1.35
Cash dividends	$0.36	$0.36	$0.36	$0.36	$0.35
Selected balance sheet data:
Total assets	$598,274	$556,801	$562,918	$575,900	$538,754
Loans receivable	409,194	425,571	435,663	461,052	432,594
Deposits	363,374	364,554	395,293	396,219	377,820
Borrowings	186,830	147,564	124,860	136,293	121,443
Total stockholders' equity	40,273	40,850	39,096	39,870	36,453
Other ratios:
Return on average assets	0.33%	0.34%	0.70%	0.71%	0.71%
Return on average equity	4.63%	4.59%	9.95%	10.39%	9.50%
Average equity to average total assets	7.23%	7.37%	7.07%	6.86%	7.51%
Common dividend payout ratio	44.10%	46.77%	22.40%	22.65%	25.93%

(1) Includes primarily fees for deposit, investment brokerage and trust services to customers and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition, which follows, presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2008, 2007 and 2006.  This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition.  You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2008 have been reclassified to conform to the 2008 presentation.

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

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB”) under the Bank Holding Company Act of 1956.  The Company also is a registered Maine financial institution holding company.  The FRB is the primary regulator of the Company and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions.  We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2008, from 11 banking offices, one financial center and 13 insurance agency offices all located in western and south-central Maine and one insurance agency located in Rochester, New Hampshire.  At June 30, 2008, we had consolidated assets of $598.3 million and consolidated stockholders' equity of $40.3 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank.  Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank.  In addition to the Bank’s eleven branch offices, its investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  The Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc., offers personal and commercial property and casualty insurance products.  Four of its fourteen insurance agency offices operate in our Auburn, Augusta, Bethel, and South Paris, Maine branches.

Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, indirect consumer loans and consumer loans.  The Bank sells residential mortgage and commercial real estate loans into the secondary market.  The Bank also invests in mortgage-backed securities, securities issued by United States Government-sponsored enterprises and municipal securities.  The Bank emphasizes the growth of noninterest sources of income from trust management, financial planning, investment brokerage and insurance commissions.  We increased insurance commissions in fiscal 2008 by expanding our insurance agency through acquisitions. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative balances of interest-earning assets and interest-bearing liabilities, and the rates received and paid on these balances.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely manage the yields on interest earning assets and rates on interest-bearing liabilities, introduce new financial products and services, increase the number of bank services per household, increase noninterest income from expanded trust, investment and insurance brokerage services and control the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.  For the twelve months ended June 30, 2008, we acquired three insurance agencies.

The Company's profitability is affected by the Bank's net interest income, which is affected by the measure known as interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing  liabilities, or alternatively by interest margin, which is net interest income as a percentage of average interest-earning assets.  Net income is also affected by the level of the provision for loan losses, noninterest income and noninterest expense of Northeast Bancorp and the Bank, and the effective tax rate. Noninterest income consists primarily of loan and deposit service fees, trust, investment brokerage and insurance brokerage fees and gains on the sales of loans and investments.  Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses which include advertising, computer services, supplies, telecommunication and postage expenses.

Economic Conditions

We believe that our market area has generally witnessed an economic decline and a decrease in residential and commercial real estate values from 2007 through 2008.  The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity and financial condition.  We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2008 to fiscal 2007:

•	Three insurance agencies were acquired in twelve months ended June 30, 2008.

•	Revenues from our investment brokerage, insurance, and trust and wealth management divisions increased by 28%.

•
Net interest margins decreased to 270 basis points compared to 299 basis points in fiscal 2007, which resulting in a decrease in net interest income.  Total earning assets increased $11.3 million as a result of a leverage strategy implemented in fiscal 2008 to slow the decrease in net interest income.

•
The Company and the Bank are “well capitalized” under regulatory definitions.  Risk based capital and leverage rations decreased compared to the prior year due to the recording of goodwill and other intangible assets resulting from the insurance agency acquisitions.

•
The allowance for loan losses decreased by $100,000 in fiscal 2008, to $5,656,000, and, as a percentage of total loans, increased in fiscal 2008 to 1.38% compared to 1.35% in fiscal 2007 as total loans decreased $16.4 million in fiscal 2008.

•	Net income increased to $1,931,289 for fiscal 2008 compared to $1,886,677 for fiscal 2007, an increase of $44,612.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2008 and 2007

Overview

For the fiscal year ended June 30, 2008 ("fiscal 2008"), we reported net income of $1,931,289, or $0.82 per diluted share, as compared to $1,886,677, or $0.76 per diluted share, for the fiscal year ended June 30, 2007 ("fiscal 2007"), an increase of $44,612, or 2%.  This increase was attributable to a decrease in the provision for loan losses and an increase in noninterest income which was partially offset by a decrease in net interest income due to a decrease in net interest margin and increased noninterest expense.  The return on average assets was 0.33% in fiscal 2008 compared to 0.34% in fiscal 2007.  The return on average equity was 4.63% in fiscal 2008 and 4.59% in fiscal 2007.  The decrease in our return on average assets was due to the $19.3 million increase in average assets in fiscal 2008 compared to fiscal 2007.  The increase in the return on average equity was due to increased net income for fiscal 2008 and a relatively constant level of shareholders' equity.

Net interest income decreased by 8% in fiscal 2008. This decrease was primarily due to a decrease in our net interest margin of 29 basis points compared to fiscal 2007. Average interest earning assets increased approximately $11.3 million as compared to the average interest earning assets in fiscal 2007 due to the increase in average available for sale securities of $31.8 million partially offset by a decrease in average loans of $18.7 million and a decrease in average interest-bearing deposits and regulatory stock of $1.8 million.  Noninterest income increased 36% during fiscal 2008, primarily from increased insurance commission revenue, higher fees and services charges on loans and deposits and net securities gains.  These increases were partially offset by lower brokerage commission revenue and lower gains on the sale of residential real estate and commercial real estate loans.  The provision for loan losses decreased 15% primarily due to a decrease in total loans.  Noninterest expense increased 9% during fiscal 2008, which was primarily due to increases in salaries and employee benefits expense, equipment expense, amortization of intangibles associated with the three insurance agency acquisitions in fiscal 2008, the full year impact of four insurance agency acquisitions completed in fiscal 2007, and other expenses.

Net Interest Income

Net interest income decreased by $1,238,688, or 8%, during fiscal 2008, primarily as a result of a decrease in net interest margin.  Average interest earning assets increased $11.3 million during fiscal 2008 due to a $31.8 million increase in average investment securities that was partially offset by an $18.7 million decrease in average loans.  Regulatory stock and interest-bearing deposits decreased $1.8 million. The decrease in average residential real estate, construction, commercial real estate and commercial loans of $22.6 million was partially offset by a $3.9 million increase in average consumer loans.  The increase in average investment securities was due to increases in mortgage-backed securities used to pledge as eligible collateral primarily for structured repurchase agreements, and for FHLB advances, and securities sold under agreements to repurchase.  Average interest-bearing deposits decreased by $13.8 million, or 4%, during fiscal 2008 primarily due to a decrease in average brokered deposits, which decreased by $19.3 million. Excluding the decrease in brokered deposits, average other deposits increased $5.5 million.   Average short-term borrowings decreased during fiscal 2008 by $1.7 million, or 5%.  Average borrowings increased, primarily due to structured repurchase agreements and debt incurred in the acquisition of insurance agencies. The yield on average interest earning assets decreased 19 basis points, to 6.60%, in fiscal 2008.  The cost of funds increased 2 basis points, to 4.22%, due to an increase in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2007 to 2008 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2008 versus June 30, 2007

	Difference Due to
	Volume	Rate	Total
Investments	$1,574,259	$335,033	$1,909,292
Loans, net	(1,334,395)	(760,382)	(2,094,777)
FHLB deposits & other	(68,000)	(28,650)	(96,650)
Total interest-earning assets	171,864	(453,999)	(282,135)

Deposits	(549,860)	149,563	(400,297)
Repurchase agreements	(68,165)	(192,329)	(260,494)
Borrowings	1,818,309	(203,511)	1,614,798
Total interest-bearing liabilities	1,200,284	(246,277)	954,007
Net interest income	$(1,028,420)	$(207,722)	$(1,236,142)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between Volume and Rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital leases, structured repurchase agreements and junior subordinated debentures.  The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $200,477 and $197,931 for the twelve months ended June 30, 2008 and 2007, respectively.

Provision for Loan Losses

The provision for loan losses in fiscal 2008 was $836,484, a decrease of $152,674, or 15%, compared to fiscal 2007.  This decrease in the provision for loan losses reflects the overall decrease in loans of approximately $16.4 million.  The impact of this decrease in loans on the provision for loan losses was partially offset by higher loan delinquency, higher classified and criticized loans, higher net losses, and non-performing loans for fiscal 2008.  Net charge-offs were $936,500 in fiscal 2008 compared to $729,200 in fiscal 2007.  This $207,300 increase was primarily in commercial real estate and indirect consumer loans. Net charge-offs to average loans outstanding was 0.23% in fiscal 2008 compared to 0.17% in fiscal 2007.

The allowance for loan losses at June 30, 2008 was $5,656,000 as compared to $5,756,000 at June 30, 2007, a decrease of $100,000, or 2%.  The ratio of the allowance to total loans was 1.38% at June 30, 2008 compared to 1.35% at June 30, 2007.  The ratio of the allowance for loan losses to non-performing loans was 73% at June 30, 2008 and 113% at June 30, 2007, reflecting a decrease of $100,000 in the allowance for loan losses and a $2,613,000 increase in non-performing loans, to $7,703,000, primarily due to non-performing residential real estate and commercial loans. Of total non-performing loans at June 30, 2008, $2,510,000 was current with principal and interest payments.  Non-performing loans were 1.88% of total loans at June 30, 2008 as compared to 1.20% at June 30, 2007, also due to the increase in non-performing loans and a decrease in total loans.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2008 and 2007 was $10,803,224 and $7,944,827, respectively, an increase of $2,858,397, or 36%, in fiscal 2008.  Most of this increase was due to the increase in insurance commission income and gain from sale of securities.

Fees for other services to customers of $1,094,043 increased $51,395, or 5%, during fiscal 2008.  This increase was due to higher ATM and debit card fee revenue as compared to fiscal 2007.

Net securities gains of $293,101 increased $250,752, or 592%, during fiscal 2008.  The volume of securities sold in fiscal 2008 increased from fiscal 2007 due to restructuring the bond portfolio by selling U.S. government-sponsored enterprise bonds and replacing them with higher yielding mortgage-backed securities.  Gains from the sale of equity and bond securities are subject to market and economic conditions, and there can be no assurance that gains reported in prior periods will be achieved in the future.

Gains on the sales of loans of $555,707 decreased $313,548, or 36%, during fiscal 2008.  This decrease was primarily due to gains on the sales of commercial loans of $31,197 in fiscal 2008 compared to $455,680 in fiscal 2007. Gains on the sales of residential real estate loans were $524,510, an increase of $110,935 over fiscal 2007.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $2,222,935 decreased $162,183, or 7%, during fiscal 2008.  This decrease was primarily due to the equity market conditions in 2008.

Insurance commissions of $5,364,280 increased $3,033,845, or 130%, during the fiscal year 2008.  The full year impact of the acquisition of the Palmer, Sturtevant & Ham, Southern Maine, and Russell insurance agencies acquired in fiscal 2007 accounted for $712,583 of the increase, and the partial year impact of the Hartford, Spence & Mathews and Hyler insurance agencies acquired in fiscal 2008 accounted for $1,663,949.  The balance of the increase was due to contingent and growth bonus payments.

Bank owned life insurance ("BOLI") income of $457,198 increased $68,585, or 18%, during fiscal 2008. This increase was due to purchasing one new general account policy of $2,000,000 in bank owned life insurance and an increase in the average interest yield, net of mortality cost, to 3.99% in fiscal 2008 from 3.85% in fiscal 2007.  The additions to cash surrender value are based on this average interest yield.  These interest rates are determined by the life insurance companies and are reset quarterly or annually.   Each policy is subject to minimum interest rates.

Other noninterest income of $721,589 decreased $84,935, or 11%, during fiscal 2008.  This decrease was primarily due to the fiscal 2007 gain on sale of fixed assets of $73,963 from the sale of the former Lisbon Falls branch building and land, with no such corresponding transaction occurring in fiscal 2008 and a decrease in gains from the trading of covered call options of $10,639.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2008 and 2007 was $21,854,454 and $20,075,186, respectively, an increase of $1,779,268, or 9%.  The increase in fiscal 2008 was primarily due to an increase in salaries and employee benefits, intangible assets amortization and other expenses from the insurance agency acquisitions. Our efficiency ratio, which is noninterest expense as a percentage of the total of net interest income and noninterest income, increased to 86.9% during fiscal 2008 from 85.3% in fiscal 2007. The increase in operating expenses from the insurance agency acquisitions and the decrease in net interest income in fiscal 2008 compared to the prior year contributed to the increase in the efficiency ratio.

Salaries and employee benefits expense of $13,019,398 increased $997,361, or 8%, during the fiscal year 2008.  This increase includes the salary and benefits of staff addition from insurance agency acquisitions of $1,275,909 partially offset by a decrease in deferred compensation expense of $233,478 and salary expense savings from unfilled positions.  Total full-time equivalent employees were 244 compared to 214 at June 30, 2008 and 2007, respectively.

Occupancy expense of $1,792,827 increased $70,446, or 4%, during the fiscal year 2008.  This increase was primarily due to increased ground maintenance, utilities and rent expense related to the lease insurance agencies acquired.  These increases were partially offset by a decrease in amortization expense.

Equipment expense of $1,587,297 increased $56,021, or 4%, during the fiscal year 2008.  The increase was due to higher depreciation and computer repairs and maintenance expense. These expenses were partially offset by lower furniture and equipment depreciation expense.

Other expense of $4,844,275 increased $359,367, or 8%, during fiscal year 2008.  This increase was due to increases in professional fees, advertising expense, FDIC insurance, collections, deposit fraud losses, telephone, travel and dues and subscriptions expense.  Other noninterest expense includes other-than-temporary write-downs on equity and non-marketable securities of $147,247 and $47,020, respectively, for fiscal 2008 compared to $50,442 and $248,482, respectively, in fiscal 2007, an aggregate decrease of $104,657. These other-than-temporary write-downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities.  Also partially offsetting these increases were decreases of in postage and supplies expense.

The Company's effective tax rate was 21.5% and 23.5% for the fiscal years ended June 30, 2008 and 2007, respectively.  See Note 12 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company's comprehensive income was $2,541,763 and $2,594,600 during 2008 and 2007, respectively.  Comprehensive income differed from our net income in 2008 and 2007 due to the change in the fair value of available-for-sale securities, net of income tax. In fiscal 2008, there was a net increase in fair value of $610,474 attributable to a decrease in net unrealized loss on available-for-sale securities, net of income tax.  There was a net increase in fair value in fiscal 2007 of $707,923.   See the Consolidated Statements of Changes in Shareholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

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

Net Interest Income

Net interest income decreased by $3,110,245, or 17%, during fiscal 2007, primarily as a result of a decrease in net interest margin. Average interest earning assets decreased $11.0 million during fiscal 2007 due to a $15.0 million decrease in average loans that was partially offset by a $4.6 million increase in average investment securities. Regulatory stock and interest-bearing deposits decreased $0.6 million. The decrease in average residential real estate construction, commercial real estate and commercial loans of $22.9 million was partially offset by a $7.9 million increase in consumer loans. The increase in average investment securities was due to increases in mortgage-backed securities used to pledge as eligible collateral for FHLB advances, and securities sold under agreements to repurchase and municipal securities. Average interest-bearing deposits decreased by $13.5 million, or 4%, during fiscal 2007 primarily due to a decrease in average brokered deposits, which decreased by $18.8 million and reduced our dependency on wholesale funding. All other interest-bearing, non-maturing deposits decreased, in the aggregate amount of $14.1 million, offset by an increase in certificates of deposit of $19.4, for a net increase of $5.3 million. Average repurchase agreements increased during fiscal 2007 by $4.7 million, or 15%. Average borrowings increased, primarily due to debt incurred in the acquisition of insurance agencies. The yield on average interest earning assets increased 19 basis points, to 6.79%, in fiscal 2007. The cost of funds increased 75 basis points, to 4.20%, due to an increase in the cost of interest-bearing deposits. Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years. The table below shows the changes from 2006 to 2007 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2007 versus June 30, 2006

	Difference Due to
	Volume	Rate	Total
Investments	$131,492	$375,969	$507,461
Loans, net	(1,075,851)	799,395	(276,456)
FHLB deposits & other	33,336	42,035	75,371
Total interest-earning assets	(911,023)	1,217,399	306,376

Deposits	(437,192)	2,775,059	2,337,867
Repurchase agreements	154,571	422,677	577,248
Borrowings	42,110	379,167	421,277
Total interest-bearing liabilities	(240,511)	3,576,903	3,336,392
Net interest income	$(670,512)	$(2,359,504)	$(3,030,016)

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between Volume and Rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital leases and junior subordinated debentures.  The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $197,931 and $117,702 for the twelve months ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses

The provision for loan losses in fiscal 2007 was $989,158, a decrease of $237,255, or 19%, compared to fiscal 2006.  This decrease in the provision for loan losses reflects the overall decrease in loans of approximately $10.0 million.  The impact of this decrease in loans on the provision for loan losses was partially offset by higher loan delinquency, higher classified and criticized loans, higher net losses, and slightly lower non-performing loans for fiscal 2007.  Net charge-offs were $729,200 in fiscal 2007 compared to $630,300 in fiscal 2006.  This $98,900 increase was primarily in residential real estate and indirect consumer loans. Net charge-offs to average loans outstanding was 0.17% in fiscal 2007 compared to 0.14% in fiscal 2006.

The allowance for loan losses at June 30, 2007 was $5,756,000 as compared to $5,496,000 at June 30, 2006, an increase of $260,000, or 5%.  The ratio of the allowance to total loans was 1.35% at June 30, 2007 compared to 1.26% at June 30, 2006.  The ratio of the allowance for loan losses to non-performing loans was 113% at June 30, 2007 and 106% at June 30, 2006, reflecting an increase of $260,000 in the allowance for loan losses and a $105,000 decrease in non-performing loans, to $5,090,000, primarily due to non-performing commercial real estate loans.  Of total non-performing loans at June 30, 2007, $2,038,000 million was current with principal and interest payments.  Non-performing loans were 1.20% of total loans at June 30, 2007 as compared to 1.19% at June 30, 2006, also due to a decrease in total loans.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

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

FINANCIAL CONDITION

The Company's total assets increased $41,472,670, or 7%, to $598,273,650 at June 30, 2008 compared to $556,800,980 at June 30, 2007.  This increase was primarily due to a $48,134,907 increase in available for sale securities, partially offset by a decrease in total loans, primarily residential real estate and commercial loans.  The funding of the securities was provided from structured repurchase agreements.  Stockholders' equity totaled $40,273,312 and $40,849,878 at June 30, 2008 and 2007, respectively, a decrease of $576,566.  Stockholders' equity was decreased by share repurchases and retirements of $2,314,330 and payment of cash dividends of $851,785 which were partially offset by net income of $1,931,289, a decrease in net unrealized losses on available-for-sale securities of $610,474, proceeds from the exercise of previously granted stock options of $45,125 and stock grant of $2,661.

Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) decreased $1,885,666, to $9,288,394, in fiscal 2008 as compared to $11,174,060 in fiscal 2007.  This decrease was due to a decrease in short-term investments.

Investments Securities and Other Interest-earning Assets

The average balance of the available-for-sale securities portfolio was $116,558,331 and $84,705,459 for fiscal 2008 and fiscal 2007, respectively.  This increase of $31,852,872, or 38%, was primarily due to a leverage strategy executed through increasing mortgage-backed securities funded with structured repurchase agreements.  The structured repurchase agreements were imbedded primarily with purchased interest rate caps to reduce the interest rate risk our liability sensitive balance sheet (interest-bearing liabilities reprice more quickly than interest-bearing assets) has to rising interest rates.  The portfolio is comprised of U.S. Government-sponsored enterprises, mortgage-backed securities, municipal securities, and equity and bank-issued trust preferred securities, with most of our investment portfolio consisting of federal agency mortgage-backed securities and short-term U.S. Government-sponsored enterprise bonds.  See Item 8, Tables 2 and 3, for a detail of available-for-sale securities and investment maturities, respectively, and Note 8 of the Consolidated Financial Statements for details on the structured repurchase agreements.

All of the Company's securities are classified as available-for-sale and were carried at fair value of $134,482,977 and $86,348,070 as of June 30, 2008 and 2007, respectively.  These securities had net unrealized losses after taxes of $1,304,072 at June 30, 2008 and $1,914,546 at June 30, 2007.  See Note 2 to the Consolidated Financial Statements.  These unrealized losses do not impact net income or regulatory capital, but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

Loans

The average balance for loans, including loans held for sale, was $414,837,099 in fiscal 2008, compared to $433,576,281 in fiscal 2007. This decrease of $18,739,182, or 4%, in our average balance for loans at June 30, 2008, was attributable to decreases in average residential real estate, commercial real estate, commercial, and construction loans, partially offset by an increase in average consumer loans.  See Item 8, Tables 4 and 5, for additional information on the composition of the loan portfolio and loan maturities, respectively.

Residential real estate loans averaged $144,084,050 in fiscal 2008, as compared to $147,432,431 in fiscal 2007.  This decrease of $3,348,381, or 2%, was attributable to a decrease in residential real estate loans and home equity lines of credit.  We continued to sell most of the 15 year and 30 year fixed rate residential real estate loans originated by us into the secondary market.  Residential real estate loans were 34% of the total loan portfolio at both June 30, 2008 and 2007, respectively.  Of residential real estate loans at June 30, 2008, approximately 34% were variable rate products, compared to 37% at June 30, 2007. This decrease in the percentage of variable rate products resulted from customers replacing variable rate products with fixed rate products, which were subsequently sold into the secondary market.  We expect variable rate residential real estate loans to decrease, causing the liability sensitivity of the consolidated balance sheet to increase.

Commercial real estate and commercial loans both decreased during fiscal 2008.  The decrease reflects the Bank tightening of its credit underwriting standards as delinquencies and classified and criticized commercial real estate and commercial loans increased, and priced the origination of these loans to reflect risk.  Generally, competition for new and renewing commercial real estate and commercial loans has been intense.  Frequently, the interest rates offered by competing banks appeared not to factor in credit risk.

Commercial real estate loans averaged $106,810,660 in fiscal 2008 and $116,384,948 in fiscal 2007.  This decrease of $9,574,288, or 8%, reflects the factors noted above.  Our focus was to lend primarily to small businesses within our market areas.  This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate.  Commercial real estate loans were 27% and 26% of the total loan portfolio at June 30, 2008 and 2007, respectively.  Approximately 95% of the commercial real estate loans were variable rate product, with this portfolio reflecting our desire to minimize the interest rate risk, compared to approximately 94% of this portfolio at June 30, 2007.

Construction loans averaged $5,629,860 in fiscal 2008 and $7,009,832 in fiscal 2007.  This decrease of $1,379,972, or 20%, was primarily in commercial construction loans.  Construction loans were 1% of the total loan portfolio at June 30, 2008 and 2007, respectively.  Most construction loans are subject to interest rates based on the prime rate, have contractual maturities less than 12 months, and disbursements are made on construction-as-completed basis and verified by inspection. Approximately 37% of the construction loans were variable rate product at June 30, 2008, compared to approximately 60% at June 30, 2007.

Commercial loans averaged $36,385,671 in fiscal 2008 and $44,762,107 in fiscal 2007.  This decrease of $8,376,436, or 19%, reflects the above factors and reduced warehouse lines of credit.  Commercial loans were 8% and 10% of total loans at June 30, 2008 and 2007, respectively.  Variable rate products comprised 67% and 58% of this loan portfolio at June 30, 2008 and 2007, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business.  The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $119,194,281 in fiscal 2008 and $115,314,393 in fiscal 2007.  This increase of $3,879,888, or 3%, was attributable to new recreational vehicle loans.  Consumer and other loans comprised 29% of the total loan portfolio at June 30, 2008 and 2007.  Consumer and other loans, including indirect auto and recreational vehicle are mostly fixed rate products.  At June 30, 2008 and 2007, we held $34,980,847 and $36,808,246 of indirect auto loans, respectively.  Indirect auto, indirect RV and indirect mobile home loans together comprised approximately 95% of total consumer and other loans, at both June 30, 2008 and 2007.  The detail of consumer loans at June 30, 2008 and 2007 appears in the following table.   The Company underwrites all automobile dealer financed, recreational vehicle and mobile home loans to protect credit quality.  The Company pays a nominal one-time origination fee on these loans.  The fees are deferred and amortized over the contractual life of the loan as a yield adjustment.  Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.  We did experience an increase in consumer loan delinquency from 1.69% to 2.73%, an increase in non-performing from $476,000 to $640,000, and an increase in the net charge-off of consumer loans from $443,000 to $630,000 for the fiscal years ended June 30, 2007and 2008 respectively.

	Consumer Loans
	June 30, 2008	% of Total	June 30, 2007	% of Total
Indirect Auto	$34,980,847	30%	$36,808,246	31%
Indirect RV	54,915,583	47%	51,611,223	43%
Indirect Mobile Home	21,759,537	18%	24,961,562	21%
Subtotal Indirect	111,655,967	95%	113,381,031	95%
Other	5,390,792	5%	5,499,692	5%
Total	$117,046,759	100%	$118,880,723	100%

BOLI averaged $11,240,716 in fiscal 2008 and $9,082,562 in fiscal 2007.  One new general account policy was purchased in fiscal 2008 for $2,000,000.  BOLI assets were invested in the general account of three insurance companies and separate accounts in a fourth insurance company.  A general account policy’s cash surrender value is supported by the general assets of the insurance company.  A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company.   Standard and Poor's rated these companies AA- or better at June 30, 2008.  Interest earnings, net of mortality costs, increase the cash surrender value.  These interest earnings are based on interest rates reset each year, subject to minimum interest rates.  The increases in cash surrender value offset all or a portion of the increase in employee benefit costs.   The increase in cash surrender value was recognized in other income and was not subject to income taxes.  Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset.   BOLI represented 26.76% of capital plus the allowance for loan losses at June 30, 2008.

Goodwill and intangible average assets were $4,306,182 and $6,819,158, respectively, for fiscal 2008, and $1,404,753 and $3,015,589, respectively, for fiscal 2007.  These increases resulted from the acquisition of three insurance agencies during fiscal 2008. The allocation of the purchase price paid for the three insurance agency acquisitions in excess of tangible assets acquired added $1,545,110 to goodwill and $5,005,000 to intangibles in the form of customer lists and non-compete agreements.  These intangibles are being amortized over lives from 7 to 19 years, with an average of 14.16 years.  Goodwill and intangibles are subject to impairment testing annually.  No impairment expense was recognized in fiscal 2008 or fiscal 2007.  See Note 1 of the consolidited Financial Statements for additional information.

Deposits

Average demand deposit accounts were $33,317,154 for the year ended June 30, 2008 as compared to $35,420,046 in fiscal 2007.  The decrease of $2,102,892, or 6%, was related to the loss of commercial real estate and commercial loan customers during fiscal 2008.

Average interest-bearing deposits decreased by $13,843,188, or 4%, during fiscal 2008 to $328,757,978.  This decrease was primarily due to decreased brokered time deposits, NOW, and regular savings deposits, a total of $24,693,816.  This decrease was partially offset by increases in average certificates of deposit balances of $6,423,506, or 3%, to $225,339,160, and average money market increased $4,427,122, or 47%, to $13,784,458.  Both increases were due to promotions.  These increases allowed the Bank to decrease brokered time deposits as they matured.  Average brokered time deposit balances decreased $19,254,584, or 52%, to $18,097,886 in fiscal 2008 from $37,352,470 in fiscal 2007.  NOW and savings balances declined as customers moved balances to higher yielding money market and time deposits.  Average NOW accounts decreased $3,528,326, or 6%, during fiscal 2008 to $51,138,524.  The average interest rate paid on NOW accounts decreased from 2.26% in fiscal 2007 to 1.99% in fiscal 2008.  Average money market accounts increased $4,427,122, or 47%, to $13,784,458 in fiscal 2008.  Average savings accounts decreased $1,910,906, or 9%, to $20,397,950 during fiscal 2008.  The average interest rate paid on savings accounts decreased from 0.87% in fiscal 2007 to 0.79% in fiscal 2008. The average interest rate paid on money market accounts increased from 2.36% in fiscal 2007 to 3.05% in fiscal 2008.   The average interest rate paid on certificates of deposit increased from 4.62% in fiscal 2007 to 4.72% in fiscal 2008.  See Item 8, Table 10, for the scheduled maturities of certificates of deposit of $100,000 or more.

We use brokered time deposits as part of our overall funding strategy and as an alternative to retail certificates of deposits, FHLB advances, and junior subordinated debentures, to fund the growth of our earning assets.  These deposits are limited by policy to 25% of total assets and individual brokered time deposit maturities do not exceed $5 million in any one month.  We use five national brokerage firms to source time deposits, which are obtained through agents of the brokerage company soliciting customers from throughout the United States.  The terms of these brokered time deposits allow for termination prior to maturity only in the case of the depositor’s death, have maturities generally beyond one year and have interest rates equal to or slightly above comparable FHLB advances.  At June 30, 2008, outstanding brokered time deposits of $12,596,615 as a percentage of total assets was 2.11%, compared to 4.05% at June 30, 2007.  The average interest rate paid on brokered time deposits increased from 4.69% in fiscal 2007 to 5.14% in fiscal 2008. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances with similar maturities, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2008.

Other Funding Sources

Short-term borrowings, which consist of securities sold under repurchase agreements and other sweep accounts, Federal Home Loan Bank of Boston (FHLB) advances, structured repurchase agreements and junior subordinated debentures are the Company's sources of funding other than deposits.

Average short-term borrowings during fiscal 2008 were $34,449,012, compared to $36,144,925 during fiscal 2007, a decrease of $1,695,913, or 5%.   This liability was collateralized by U.S. government-sponsored enterprise and federal agency mortgage-backed securities.  Other sweep accounts were subject to excess insurance coverage.  See Note 8 to the Consolidated Financial Statements.

Average FHLB advances for fiscal 2008 were $82,062,405, compared to $79,209,913 in fiscal 2007.  This increase was $2,852,492, or 4%.  These advances had an average cost of 4.49% during fiscal 2008 compared to 4.76% during fiscal 2007.  At June 30, 2008 and 2007, FHLB advances were $90,575,000 and $93,016,698, respectively.  The Company had unused advance capacity with the FHLB of $25,008,000 at June 30, 2008.  Management intends to increase available FHLB advance capacity by continuing to add qualifying securities.  See Note 8 to the Consolidated Financial Statements.

Average structured repurchase agreements for fiscal 2008 were $30,710,383.  There was none in fiscal 2007.  The structured repurchase agreements were collateralized by acquiring and pledging mortgage-backed securities as a leverage strategy to improve net interest income.  They also had imbedded purchased interest rate caps with a notional amount of $50,000,000 and sold interest rate floors with a notional amount of $20 million with strike rates based on three month LIBOR.  The purchased interest rate caps were utilized to reduce the interest rate risk exposure to rising interest rates.  See Note 8 to the Consolidated Financial Statements for additional information.

The Bank has a secured line of credit under the Borrower in Custody program through the Fed Discount Window.  Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears an interest rate equal to the then current federal funds rate plus 0.25%.  At June 30, 2008, the credit availability under the Borrower in Custody program was $25,029,000.  There were no borrowings outstanding under this credit line at June 30, 2008.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2008 available to meet our short-term funding needs:

Brokered time deposits	$ 136,972,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 25,008,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	$ 25,029,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 187,009,000

We had outstanding $16,496,000 at June 30, 2008 and 2007, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

We monitor our asset quality through lending and credit policies which require the regular independent review of our loan portfolio.  We maintain an internal rating system which provides a process to regularly monitor the credit quality of our loan portfolio.

At June 30, 2008 and 2007, the allowance for loan losses was $5,656,000 and $5,756,000, respectively.  The decrease in the allowance for loan losses was attributed to the decrease in loans in fiscal 2008 compared to fiscal 2007.

The allowance for loan losses as a percentage of total loans was 1.38% and 1.35% at June 30, 2008 and 2007, respectively.  This increase of 3 basis points was attributable to a decline in loans in fiscal 2008 compared to fiscal 2007.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $2,680,000 and $2,542,000 at June 30, 2008 and 2007, respectively.  Significant credit losses are not expected on these loans.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/08	06/30/07	06/30/06	06/30/05
3.64%	2.90%	2.09%	1.09%

The delinquency for the years prior to June 30, 2006 have been restated because the method of measuring past due loans changed to the number of days lapsed from the date of last payment from the number of payments past due.  For the year ended June 30, 2005, the previously reported delinquency and current non-accrual loans were 0.96%.

Non-performing Assets

Total non-performing loans were $7,703,000 and $5,090,000 at June 30, 2008 and 2007, respectively.  This increase of $2,613,000, or 51%, was attributable primarily to residential real estate and commercial loans. Of non-performing commercial real estate and commercial loans, $928,000 and $1,576,000, respectively, were current and paying as agreed. Many of these substandard loans were subject to a name-by-name review determining the risk of loss based on the liquidation of the collateral. This risk of loss is incorporated in determining the adequacy of the allowance for loan losses and represented approximately 13% of the allowance at June 30, 2008. The following table represents the non-performing loans as of June 30, 2008 and 2007.

Description	June 30, 2008	June 30, 2007
Residential real estate	$1,390,000	$477,000
Commercial real estate	2,358,000	2,033,000
Construction loans	101,000	-
Commercial loans	3,214,000	2,104,000
Consumer and other	640,000	476,000
Total non-performing	$7,703,000	$5,090,000

Non-performing loans as a percentage of total loans were 1.88% and 1.20% at June 30, 2008 and 2007, respectively.  The allowance for loan losses was equal to 73% and 113% of total non-performing loans at June 30, 2008 and 2007, respectively.  At June 30, 2008, non-performing loans included $2,510,000 of loans that are current and paying as agreed, but which the Bank maintains as non-performing until the respective borrowers have demonstrated a sustainable period of performance.  Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 3.03% and 2.42% for June 30, 2008 and 2007, respectively.

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

Net charge-offs were $936,000 during 2008, compared to $729,000 in 2007.  Net charge-offs as a percentage of average loans outstanding were 0.23% and 0.17% in 2008 and 2007, respectively.  The increase of $207,000 was due to higher gross charge-offs in indirect consumer loans and commercial real estate loans.  See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight-point risk rating system.  These ratings are guidelines in assessing the risk of a particular loan.  We had classified commercial real estate and commercial loans totaling $15,801,000 and $15,011,000 at June 30, 2008 and 2007, respectively, as substandard or lower under our risk rating system.  This increase was primarily due to commercial customer relationships experiencing weaknesses in the underlying businesses.  These loans were subject to our internal name-by-name review for the risk of loss based on the liquidation of collateral.  This risk of loss was included in determining the adequacy of the allowance for loan loss.  At June 30, 2008, $4,550,000 of this amount was non-performing commercial real estate and commercial loans.  The remaining $11,251,000 of commercial real estate and commercial loans classified as substandard at June 30, 2008 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses, charge-off loans against the allowance for loan losses when appropriate, establish specific loss allowances and change the level of the loan loss allowance.  The process of evaluating the allowance involves a high degree of management judgment.  The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral and the current economic climate.  The liquidation value of collateral for each classified commercial real estate or commercial loan is considered in the evaluation of the allowance for loan loss.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio.  While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.  Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.  No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2008 examination.

At June 30, 2008, the Company had acquired assets of $678,350, compared to $0 at June 30, 2007.  The increase of $678,350 was due to 28 indirect loans and one in substance foreclosure at June 30, 2008.  The collateral for indirect loans is written down to its estimated realizable value once the loan reaches 90 days or more delinquent.  We continue to carry it as a loan, on non-accrual status, until sold.  Gains and losses on disposition are recognized as recoveries and additional charge-offs, respectively.  Total indirect loans 90 days or more past due at June 30, 2008 and included in consumer loans were $811,000.  See Note 5 of the Consolidated Financial Statements for addition information. Management periodically receives independent appraisals on acquired assets.  As a result of this review and the review of the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

A reserve for off-balance sheet credit risk was created in fiscal 2006.  At June 30, 2007, this account balance was $178,818, compared to $16,070 at June 30, 2008.  The adequacy of this balance is subject to an analysis similar to the analysis applied to allowance for loan losses by taking into consideration outstanding letters of credit and unadvanced construction loans.  Compared to June 30, 2007, the unadvanced lines of credit for commercial and home equity loans, and commitments to make loans were excluded from the analysis at June 30, 2008 accounting for the decline in this reserve.

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

Assuming a 200 basis point increase and decrease in interest rates starting on June 30, 2008, we estimate that our net interest income in the following 12 months would decrease by 1.38% if rates went up 200 basis points and increase by 2.00% if rates went down 100 basis points.  This demonstrates the liability sensitivity of our balance sheet where the simulated increase in interest expense would be greater than the increase in interest income because our interest-bearing liabilities reprice more quickly than our interest-bearing assets.  In a falling rate environment, the interest-bearing liabilities reprice downward more quickly than our interest-bearing assets.  Also shown in the table are the results assuming a 200 basis point increase and a 100 basis point decrease starting June 30, 2008 and 200 basis point increase and decrease in interest rates starting June 30, 2007.  The decrease in federal funds interest rates during fiscal 2008 to 2.00% caused the interest rate simulation for decreasing rates to change to 100 basis points from 200 basis points.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2008	-1.38%	2.00%

	Up 200 Basis Points	Down 200 Basis Points
June 30, 2007	-1.80%	4.60%

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2008 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,186,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,310,000 due February 23, 2035.  NBN Capital Trust II issued $3,093,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80% and which reprice quarterly.  The interest rate was 5.60% at June 30, 2008.  NBN Capital Trust III also issued $3,093,000 of junior subordinated notes with a fixed interest rate of 6.50% until March 30, 2009, when the interest rate will become variable based on three month LIBOR plus 2.80%.  NBN Capital Trust IV issued $10,310,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate will become variable based on three month LIBOR plus 1.89%.  NBN Capital Trust II and III have a call option on March 30, 2009 and NBN Capital Trust IV has a call option on February 23, 2010.   See Note 18 to the Consolidated Financial Statements.  Based on the interest rates at June 30, 2008, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $980,000.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	5.60%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	5.94%

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources.  For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 9 to the Consolidated Financial Statements.

For our banking subsidiary, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commitments.  Liquidity risk is the risk that a bank cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost.  Liquidity is measured by the ability to raise cash when needed at a reasonable cost.  Many factors affect a bank's ability to meet liquidity needs, including variation in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

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

At June 30, 2008, our banking subsidiary had $187 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales.  This position represented 31% of total assets, compared to a policy minimum of 10%.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2008 follows:

Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$90,575,000	$55,575,000	$5,000,000	$15,000,000	$15,000,000
Structured Repurchase Agreements	40,000,000	-	40,000,000	-	-
Junior subordinated debentures	16,496,000	6,186,000	10,310,000	-	-
Capital lease obligation	2,891,022	147,843	319,610	354,306	2,069,263
Other borrowings	4,026,885	763,067	1,130,186	1,090,878	1,042,754
Total long-term debt	153,988,907	62,671,910	56,759,796	16,445,184	18,112,017

Operating lease obligations	2,109,748	458,557	791,825	553,109	306,257
Total contractual obligations	$156,098,655	$63,130,468	$57,551,620	$16,998,293	$18,418,274

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$18,991,000	$18,991,000	$-	$-	$-
Commitments related to loans held for sale(2)	943,000	943,000	-	-	-
Unused lines of credit (3)(4)	44,915,000	18,400,000	2,681,000	3,445,000	20,389,000
Standby letters of credit (5)	1,113,000	1,113,000	-	-	-
	$65,962,000	$39,447,000	$2,681,000	$3,445,000	$20,389,000

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock.  These rate-locked loan commitments are used for trading activities, not as a hedge.  The fair value of the outstanding written options at June 30, 2008 was a loss of $4,921.

CAPITAL

At June 30, 2008 and 2007, stockholders' equity totaled $40,273,312 and $40,849,878, respectively, or 6.73% and 7.34% of total assets, respectively.  In addition, we had on both June 30, 2008 and 2007, $16,496,000 of junior subordinated debentures which mature in 2034 and 2035 and qualify as Tier 1 Capital.  See Note 18 to the Consolidated Financial Statements.  The changes in stockholders' equity include net income for the year ended June 30, 2008 of $1,931,289, stock issued for $45,125 from the exercise of stock options, $2,661 from a stock grant and a decrease of $610,474 in the net unrealized losses on available-for-sale securities offset by dividend payments of $851,785, and stock repurchases of $2,314,330, representing 137,800 shares repurchased at an average cost of $16.79 per share.  See Note 9 to the Consolidated Financial Statements for additional information on capital ratios.

The 2006 Stock Repurchase Plan was approved by the Board of Directors on December 15, 2006, replacing the 2004 Stock Repurchase Plan which was terminated on the same date. Although the Board of Directors may discontinue the repurchase program at any time, it is scheduled to terminate on December 31, 2008.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the plan is classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors.  Total stock repurchases under the 2006 Plan in fiscal 2008 were 137,800 shares, for $2,314,330, at an average price of $16.79 per share.  For fiscal 2007, the total stock repurchased was 3,800 shares, for $67,944, at an average price of $17.88 per share.  The remaining repurchase capacity of the 2006 Plan is 58,400 shares.  Since inception, total stock repurchases under the 2006 plan were 141,600 shares, for $2,382,274, through June 30, 2008.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.

Regulatory capital guidelines require the Bank to maintain certain capital ratios.  The Bank's Tier 1 Capital was $40,302,000, or 7.06% of total average assets at June 30, 2008 compared to $46,780,000, or 8.60% of total average assets, at June 30, 2007. The decrease in the Bank’s Tier 1 Capital ratio was due to the goodwill and other intangibles resulting from the three insurance agency acquisitions in fiscal 2008.  We are also required to maintain risk-based capital ratios based on the level of certain assets, as adjusted to reflect their perceived level of risk.  Our regulatory capital ratios currently exceed all applicable requirements.  See Note 9 to the Consolidated Financial Statements.

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

EVENTS SUBSEQUENT TO JUNE 30, 2008

As of June 30, 2008, the Bank owned preferred stock of FNMA and FHLMC with book values of $25,000 and $100,000, respectively. The Company owned common and preferred stock of AIG with book values of $43,250 and $75,000, respectively.  The actions by the Federal Government to take over FNMA and FHLMC on September 7, 2008 and its take over of AIG on September 16, 2008  will result in other than temporary impairment which will be recognized in the quarter ending September 30, 2008 based on their fair values as of  September 30, 2008.  An impairment expense of 100% of the book value of these securities would not impact the Company’s or Bank’s ability to maintain capital ratios above the well capitalized regulatory requirement, or the Company’s ability to pay its regular quarterly cash dividend to common shareholders.  The anticipated write downs are not expected to have a material impact on financial condition or results of operations.

Item 7.a .	Quantitative and Qualitative Disclosure about Market Risk
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

To the Board of Directors
Northeast Bancorp
Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2008 and 2007 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Shatswell, MacLeod & Company, P.C.
West Peabody, Massachusetts	Shatswell, MacLeod & Company, P.C.
September 18, 2008

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007

ASSETS
	2008	2007
Cash and due from banks	$9,077,012	$9,065,330
Interest-bearing deposits	3,466,969	1,676,391
Total cash and cash equivalents	12,543,981	10,741,721

Available-for-sale securities, at fair value	134,482,977	86,348,070
Loans held-for-sale	485,580	1,636,485

Loans receivable	409,193,969	425,571,418
Less allowance for loan losses	5,656,000	5,756,000
Net loans	403,537,969	419,815,418

Premises and equipment - net	8,683,569	7,545,430
Acquired assets - net	678,350	-
Accrued interest receivable	2,291,314	2,586,720
Federal Home Loan Bank stock, at cost	4,889,400	4,825,700
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	4,390,340	2,880,803
Intangible assets, net of accumulated amortization of $1,642,140 in 2008 and $1,031,483 in 2007	8,444,424	4,110,081
Bank owned life insurance (BOLI)	12,292,216	9,844,584
Other assets	5,082,030	5,994,468

Total assets	$598,273,650	$556,800,980

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
	2008	2007
Liabilities:
Deposits
Demand	$35,142,661	$36,332,604
NOW	47,977,659	53,405,241
Money market	22,160,816	8,053,552
Regular savings	19,905,507	21,145,567
Brokered time deposits	12,596,615	22,546,163
Certificates of deposit under $100,000	147,252,982	154,972,970
Certificates of deposit $100,000 or more	78,337,531	68,097,680
Total deposits	363,373,771	364,553,777

Federal Home Loan Bank advances	90,575,000	93,016,698
Structured repurchase agreements	40,000,000	-
Short-term borrowings	32,840,837	33,105,377
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,891,022	2,653,511
Other borrowings	4,026,885	2,292,163
Due to broker	4,934,931	-
Other liabilities	2,861,892	3,833,576
Total liabilities	558,000,338	515,951,102

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,315,182 and 2,448,832 shares outstanding at June 30, 2008 and 2007, respectively	2,315,182	2,448,832
Additional paid-in capital	2,582,270	4,715,164
Retained earnings	36,679,932	35,600,428
Accumulated other comprehensive loss	(1,304,072)	(1,914,546)

Total stockholders' equity	40,273,312	40,849,878

Total liabilities and stockholders' equity	$598,273,650	$556,800,980

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$29,271,770	$31,366,547	$31,643,003
Interest on Federal Home Loan Bank overnight deposits	36,012	152,805	93,017
Taxable interest on available-for-sale securities	5,106,019	3,154,072	2,947,224
Tax-exempt interest on available-for-sale securities	448,378	442,311	264,839
Dividends on available-for-sale securities	151,481	140,954	130,605
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	306,668	368,463	335,900
Other interest and dividend income	77,346	57,203	41,620

Total interest and dividend income	35,397,674	35,682,355	35,456,208

Interest expense:
Deposits	13,089,876	13,490,173	11,152,306
Federal Home Loan Bank advances	3,747,221	3,819,550	3,482,655
Structured repurchase agreements	1,503,778	-	-
Short-term borrowings	1,244,442	1,504,936	927,688
Junior subordinated debentures issued to affiliated trusts	1,064,964	1,080,538	1,063,681
FRB borrower-in-custody	8,007	-	-
Obligation under capital lease agreements	149,453	136,726	130,583
Other borrowings	243,264	65,075	3,693

Total interest expense	21,051,005	20,096,998	16,760,606

Net interest and dividend income before provision for loan losses	14,346,669	15,585,357	18,695,602

Provision for loan losses	836,484	989,158	1,226,413

Net interest and dividend income after provision for loan losses	13,510,185	14,596,199	17,469,189

Noninterest income:
Fees and service charges on loans	94,371	79,885	97,630
Fees for other services to customers	1,094,043	1,042,648	1,114,081
Net securities gains	293,101	42,349	17,335
Gain on sales of loans	555,707	869,255	308,777
Investment commissions	2,222,935	2,385,118	1,769,300
Insurance commissions	5,364,280	2,330,435	1,916,822
BOLI income	457,198	388,613	366,939
Other	721,589	806,524	1,003,997

Total noninterest income	10,803,224	7,944,827	6,594,881

Noninterest expense:
Salaries and employee benefits	13,019,398	12,022,037	10,637,758
Occupancy expense	1,792,827	1,722,381	1,672,505
Equipment expense	1,587,297	1,531,276	1,440,238
Intangible assets amortization	610,657	314,584	241,028
Other	4,844,275	4,484,908	4,216,975

Total noninterest expense	21,854,454	20,075,186	18,208,504

Income before income taxes	2,458,955	2,465,840	5,855,566

Income tax expense	527,666	579,163	1,851,367

Net income	$1,931,289	$1,886,677	$4,004,199

Earnings per common share:
Basic	$0.82	$0.77	$1.61
Diluted	$0.82	$0.76	$1.59

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2008, 2007 and 2006
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2005	$-	$2,519,832	$6,530,836	$31,489,092	$(670,187)	$39,869,573

Net income	-	-	-	4,004,199	-	4,004,199
Other comprehensive income net of tax: Net unrealized losses on investments available-for-sale, net of reclassification adjustment	-	-	-	-	(1,952,282)	(1,952,282)
Total comprehensive income	-	-	-	-	-	2,051,917

Purchase of 90,200 shares of Company stock	-	(90,200)	(2,052,050)	-	-	(2,142,250)
Stock options exercised	-	17,500	196,472	-	-	213,972
Dividends on common stock at $0.36 per share	-	-	-	(897,087)	-	(897,087)

Balance at June 30, 2006	-	2,447,132	4,675,258	34,596,204	(2,622,469)	39,096,125

Net income	-	-	-	1,886,677	-	1,886,677
Other comprehensive income net of tax: Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	707,923	707,923
Total comprehensive income	-	-	-	-	-	2,594,600

Purchase of 3,800 shares of Company stock	-	(3,800)	(64,144)	-	-	(67,944)
Stock options exercised	-	500	6,050	-	-	6,550
Common stock issued in connection with the purchase of branch real estate	-	5,000	98,000	-	-	103,000
Dividends on common stock at $0.36 per share	-	-	-	(882,453)	-	(882,453)

Balance at June 30, 2007	-	2,448,832	4,715,164	35,600,428	(1,914,546)	40,849,878

Net income	-	-	-	1,931,289	-	1,931,289
Other comprehensive income net of tax: Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	610,474	610,474
Total comprehensive income	-	-	-	-	-	2,541,763

Purchase of 137,800 shares of Company stock	-	(137,800)	(2,176,530)	-	-	(2,314,330)
Stock options exercised	-	4,000	41,125	-	-	45,125
Stock grant	-	150	2,511	-	-	2,661
Dividends on common stock at $0.36 per share	-	-	-	(851,785)	-	(851,785)

Balance at June 30, 2008	$-	$2,315,182	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$1,931,289	$1,886,677	$4,004,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	836,484	989,158	1,226,413
Provision for losses on acquired assets	-	6,384	2,500
Provision made for deferred compensation	132,111	276,539	399,845
Write-down of available-for-sale securities	147,247	50,442	38,394
Write-down of non-marketable securities	47,020	248,482	42,257
Deferred income tax expense (benefit)	218,579	(329,268)	(323,220)
BOLI income, net	(447,632)	(349,258)	(366,939)
Depreciation of premises and equipment	1,121,573	1,088,373	1,048,529
Amortization of intangible assets	610,657	314,584	241,028
Net gain on sale of available-for-sale securities	(293,101)	(42,349)	(17,335)
Net (gain) loss on disposals, writedowns and sale of fixed assets	-	(73,962)	128,363
Gain on sale of deposits	-	-	(500,845)
Net change of loans held-for-sale	1,150,905	(955,342)	(362,293)
Stock grant	2,661	-	-
Other	(29,611)	27,839	21,962
Change in other assets and liabilities:
Interest receivable	295,406	91,838	(123,669)
Other assets and liabilities	(771,442)	49,756	106,976

Net cash provided by operating activities	4,952,146	3,279,893	5,566,165

Cash flows from investing activities:
Federal Reserve Bank stock purchased	-	(12,000)	(54,000)
Federal Home Loan Bank stock purchased	(63,700)	-	-
Proceeds from redemption of Federal Home Loan Bank stock	-	672,600	1,146,200
Proceeds from the sales of available-for-sale securities	16,035,767	2,290,571	1,354,098
Purchases of available-for-sale securities	(78,435,328)	(14,720,181)	(25,311,089)
Proceeds from maturities and principal payments on available-for-sale securities	20,300,010	13,255,927	9,078,452
Loan originations and principal collections, net	14,762,615	9,361,953	24,729,918
Purchases of premises and equipment	(1,873,282)	(1,373,474)	(1,111,469)
Proceeds from sales of premises and equipment	-	246,610	-
Proceeds from sales of acquired assets	-	4,000	244,722
Purchase of BOLI	(2,000,000)	(600,000)	-
Cash paid in connection with acquisition of insurance agencies	(3,740,363)	(2,471,002)	-

Net cash (used) provided by investing activities	(35,014,281)	6,655,004	10,076,832

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,180,006)	(30,739,600)	7,267,169
Cash paid on sale of deposits	-	-	(7,691,669)
Advances from the Federal Home Loan Bank	22,000,000	43,000,000	105,000,000
Repayment of advances from the Federal Home Loan Bank	(39,056,698)	(36,831,900)	(115,309,004)
Net advances on Federal Home Loan Bank overnight advances	14,615,000	10,960,000	-
Structured repurchase agreement proceeds	40,000,000	-	-
Net (decrease) increase in short-term borrowings	(264,540)	3,467,951	(3,741,986)
Dividends paid	(851,785)	(882,453)	(897,087)
Company stock purchased	(2,314,330)	(67,944)	(2,142,250)
Issuance of common stock	45,125	6,550	213,972
Repayment on debt from insurance agencies acquisitions	(990,882)	(81,966)	-
Repayment on capital lease obligation	(137,489)	(127,535)	(111,656)

Net cash provided (used) by financing activities	31,864,395	(11,296,897)	(17,412,511)

Net increase (decrease) in cash and cash equivalents	1,802,260	(1,362,000)	(1,769,514)

Cash and cash equivalents, beginning of year	10,741,721	12,103,721	13,873,235

Cash and cash equivalents, end of year	$12,543,981	$10,741,721	$12,103,721

Supplemental schedule of cash flow information:
Interest paid	$20,900,773	$20,120,234	$16,872,352
Income taxes paid	540,000	819,500	2,220,561

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets and other real estate owned	$678,350	$-	$173,800
Change in valuation allowance for unrealized gains (losses) on available-for-sale securities, net of tax	610,474	707,923	(1,952,282)
Net change in deferred taxes for unrealized (gains) losses on available-for-sale securities	(314,486)	(364,689)	1,005,701
Transfer from loan loss allowance to other liabilities for off balance sheet credit risk	-	-	204,086
Capital lease asset and related obligation	375,000	-	2,892,702
Stock issued in branch purchase	-	103,000	-
Other borrowings and goodwill reductions related to acquisition	98,332	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2008, 2007 and 2006

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiary (“Company”) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

The Company is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (“FRB”) under the Bank Holding Company Act of 1956.  The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine through its wholly-owned subsidiary, Northeast Bank ("Bank"), a Maine state-chartered universal bank and a member of the Federal Reserve Bank of Boston.  As a result, the Bank is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions.  The Bank is also subject to the regulations of the Federal Deposit Insurance Corporation ("FDIC").  The Bank faces  competition from banks and other financial institutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Northeast Bancorp, and its wholly-owned subsidiary, Northeast Bank (including the Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.).  All significant intercompany transactions and balances have been eliminated in consolidation.

In fiscal 2004, pursuant to the criteria established by FIN 46R, the Company deconsolidated three trusts which the Company had formed for the purposes of issuing trust preferred securities to unaffiliated parties and investing the proceeds from the sale thereof and the common securities of the trusts in junior subordinated debentures issued by the Company.  The affiliated trusts are NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV.  The result of the deconsolidation and the accounting for these entities was to recognize investments in these entities of approximately $408,000 in the aggregate in other assets and to report the amount of junior subordinated debentures issued by the Company to such entities, rather than the related trust preferred securities, in the consolidated balance sheet which resulted in a $408,000 increase in this liability.  The adoption of FIN 46R did not have any additional impact on the Company's financial condition, results of operations, earnings per share or cash flows.

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates.  (See note 18).

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest-bearing deposits and Federal Home Loan Bank overnight deposits.  The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank.  At June 30, 2008 and 2007, the reserve balance was approximately $224,000 and $250,000, respectively.

Available-for-sale Securities

Marketable equity securities and debt securities, which may be sold prior to maturity, are classified as available-for-sale and are carried at fair value.  Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers.  Changes in fair value, net of applicable income taxes, are reported as a separate component of stockholders' equity.  When a decline in fair value of a security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost.  Realized gains and losses on the sale of securities are recognized on the trade date using the specific identification method.  The Company has no marketable securities classified as held-to-maturity or trading.  Debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method.  Gains and losses on sales of investment securities are computed on a specific identification basis.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.  Each is a restricted investment.

Loans held-for-sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers.  The carrying value of loans held-for-sale approximates the fair value at June 30, 2008 and 2007.  Realized gains and losses on sales of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2008 and 2007 was approximately $100,000 and $202,000, respectively, and is included in other assets in the consolidated statements of financial condition.  The fair value of mortgage servicing rights exceeds their carrying value.  Mortgage servicing rights are amortized over the estimated weighted average life of the loans.  The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances.  The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type and term on the underlying loans.

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

Goodwill and Intangible Assets

Goodwill of $407,897 arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life.  The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.  Intangible assets include noncompete agreements and customer lists which are being amortized on a straight-line basis over the estimated lives of the asset ranging from seven to nineteen years.  The weighted average amortization period for intangibles subject to amortization is 14.16 years (based on original balances and amortization period, 12.77 years based on remaining amortization period).  Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.

The changes in the carrying amount of goodwill and other intangibles for the years ended June 30, 2008 and 2007 were as follows:

		Customer		Total
		List	Non-compete	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, June 30, 2006	$407,897	1,890,516	29,149	1,919,665
Recorded during the year	2,472,906	1,970,000	535,000	2,505,000
Amortization expense	-	(268,560)	(46,024)	(314,584)
Other adjustment of purchase accounting estimates	-	-	-	-
Balance, June 30, 2007	2,880,803	3,591,956	518,125	4,110,081
Recorded during the year	1,545,110	3,905,000	1,100,000	5,005,000
Amortization expense	-	(510,401)	(100,256)	(610,657)
Reclassification	60,000	(60,000)	-	(60,000)
Other adjustment of purchase accounting estimates	(95,573)	-	-	-
Balance, June 30, 2008	$4,390,340	6,926,555	1,517,869	8,444,424

Estimated Annual Amortization Expense, years ending June 30:
2009	$717,524
2010	692,124
2011	692,124
2012	692,124
2013	692,124

The components of identifiable intangible assets follow:
	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Indentifiable intangible assets:
Customer list intangibles	$8,201,564	1,275,009	6,926,555
Non-compete intangibles	1,885,000	367,131	1,517,869
Total	$10,086,564	1,642,140	8,444,424

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Indentifiable intangible assets:
Customer list intangibles	$4,356,564	764,608	3,591,956
Non-compete intangibles	785,000	266,875	518,125
Total	$5,141,564	1,031,483	4,110,081

Advertising Expense

Advertising costs are expensed as incurred.  Advertising costs were approximately $504,000, $440,000 and $492,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 13.  The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123.  Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25.  SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures.  Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date.  Since there were no new options granted (or modifications of existing options) during fiscal 2008 and 2007 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the 2008 and 2007 financial statements.

There were no stock options granted in fiscal 2008, 2007 and 2006.

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

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the Company to recognize all derivatives on the statement of financial condition at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company uses derivative financial instruments for trading and hedging purposes.  The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio, certain residential mortgage loan commitments for resale into the secondary market, and purchased interest rate caps and sold interest rate floors which were imbedded in the structured repurchase agreements.  The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2008, 2007 and 2006, which are not used as a hedge but are classified as trading, is immaterial to the Company's financial position, liquidity, and results of operations.  See note 8 of the consolidated financial statements for additional information on interest rate caps and floors.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company.  As of June 30, 2008, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $96,429,000.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP") and enhances disclosures about fair value measurements.  SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on July 1, 2008, with earlier adoption permitted.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective at the beginning of the Company’s fiscal year beginning July 1, 2008, and early application may be elected in certain circumstances.  The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), Business Combinations ("SFAS 141(R)").  SFAS 141(R) will significantly change the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

2.   Available-for-sale securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2008 and 2007 follows:

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U.S. Government-sponsored enterprises	$1,394,087	1,313,124	21,765,732	21,158,409
Mortgage-backed securities	120,695,852	119,600,353	53,987,824	52,138,732
Municipal bonds	11,274,516	11,112,247	11,067,197	10,709,069
Corporate bonds	500,000	481,768	500,000	484,625
Equity securities	2,594,389	1,975,485	1,928,144	1,857,235

	$136,458,844	134,482,977	89,248,897	86,348,070

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	2008		2007
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$6,239	87,202	-	607,323
Mortgage-backed securities	394,927	1,490,426	2,818	1,851,910
Municipal bonds	272	162,541	-	358,128
Corporate bonds	-	18,232	-	15,375
Equity securities	2,396	621,300	18,661	89,570

	$403,834	2,379,701	21,479	2,922,306

At June 30, 2008, mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of approximately $115,988,000 were pledged as collateral to secure outstanding repurchase agreements, FHLB advances and other purposes.

The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and 2007:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2008:
U.S. Government-sponsored enterprises	$-	-	905,009	87,202	905,009	87,202
Mortgage-backed securities	79,631,910	1,444,686	965,826	45,740	80,597,736	1,490,426
Municipal bonds	10,709,579	162,541	-	-	10,709,579	162,541
Corporate bonds	481,768	18,232	-	-	481,768	18,232
Equity securities	1,348,236	340,571	550,093	280,729	1,898,329	621,300

	$92,171,493	1,966,030	2,420,928	413,671	94,592,421	2,379,701

June 30, 2007:
U.S. Government-sponsored enterprises	$391,296	9,828	20,767,113	597,495	21,158,409	607,323
Mortgage-backed securities	22,180,625	463,353	27,327,140	1,388,557	49,507,765	1,851,910
Municipal bonds	7,945,475	262,497	2,763,594	95,631	10,709,069	358,128
Corporate bonds	-	-	484,625	15,375	484,625	15,375
Equity securities	839,368	49,720	630,039	39,850	1,469,407	89,570

	$31,356,764	785,398	51,972,511	2,136,908	83,329,275	2,922,306

Unrealized losses within U.S. Government-sponsored enterprises of $87,202 consist of one individual debt security issued by the FNMA which has had continuous loss for more than one year.  Unrealized losses within the mortgage-backed securities category of $1,490,426 consist of thirty individual debt securities, of which two securities have had continuous losses for more than one year.  Unrealized losses within the municipal bond category of $162,541 consist of thirty-two individual debt securities.  The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and illiquidity in the market.  Unrealized losses within the equity security category of $621,300 consist of eighty-three individual equity securities, of which twenty-three have had continuous losses for more than one year.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2008, 2007 and 2006, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been more than a temporary decline in market value of certain equity securities.  During the years ended June 30, 2008, 2007 and 2006, write-downs of available-for-sale securities were $147,247, $50,442 and $38,394, respectively, and are included in other noninterest expense in the consolidated statements of income.

Included in accumulated other comprehensive loss, as an adjustment to stockholders’ equity is the following:

	2008	2007

Net unrealized losses	$(1,975,867)	(2,900,827)
Deferred tax effect	671,795	986,281

Accumulated other comprehensive loss	$(1,304,072)	(1,914,546)

The cost and market values of available-for-sale debt securities at June 30, 2008, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value

Due one year or less	$-	-
Due after one year through five years	500,000	481,768
Due after five years through ten years	215,396	215,432
Due after ten years	12,453,207	12,209,939

	13,168,603	12,907,139
Mortgage-backed securities (consisting of securities with interest rates ranging from 4.00% to 6.375% maturing February 2013 to March 2037)	120,695,852	119,600,353

	$133,864,455	132,507,492

Realized gains and losses on sales of available-for-sale securities were $316,159 and $23,058, respectively, for the year ended June 30, 2008, $59,419 and $17,070, respectively, for the year ended June 30, 2007 and $21,073 and $3,738, respectively, for the year ended June 30, 2006.  The tax provision applicable to these net realized gains amounted to $101,589, $14,678 and $6,008, respectively.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine.  However, the Company occasionally purchases residential mortgage loans in the open market out of this geographical area when management believes this is prudent.  The Company grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development.  The majority of loans granted by the Company are collateralized by real estate.  The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy.  In addition, the Company participates in indirect lending arrangements for automobile, mobile home and recreational vehicle loans.  The Company's indirect lending activities are conducted throughout the State of Maine, but are concentrated in south-central and western Maine.

Loans consisted of the following as of June 30:

	2008	2007
Mortgage loans:
Residential real estate	$140,244,226	145,184,733
Commercial real estate	111,222,848	112,534,812
Construction	12,621,369	7,707,432
Total mortgage loans	264,088,443	265,426,977

Commercial loans	33,516,315	40,783,958
Consumer and other loans	117,046,759	118,880,723
	414,651,517	425,091,658
Undisbursed portion of construction loans	(8,084,395)	(2,256,606)
Net deferred loan origination costs	2,626,847	2,736,366
	409,193,969	425,571,418

Less allowance for loan losses	5,656,000	5,756,000

Net loans	$403,537,969	419,815,418

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $48,000 and $60,000 at June 30, 2008 and 2007, respectively.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others.  Such loans amounted to $4,369,167 and $3,110,276 at June 30, 2008 and 2007, respectively.  In 2008, new loans and advances granted to related parties totaled $3,850,333, and payments and reductions amounted to $2,591,442.  In 2007, new loans and advances totaled $1,484,077 and payments and reductions amounted to $1,166,764.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2008	2007	2006

Balance at beginning of year	$5,756,000	5,496,000	5,104,000
Provision charged to operating expenses	836,484	989,158	1,226,413
Transferred to off balance sheet credit risk reserve included in other liabilities	-	-	(204,086)

Loans charged off	(1,123,406)	(854,631)	(793,653)
Recoveries on loans previously charged off	186,922	125,473	163,326

Net loans charged off	(936,484)	(729,158)	(630,327)

Balance at end of year	$5,656,000	5,756,000	5,496,000

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

The following table summarizes information about impaired loans at or for the years ended:

	2008	2007	2006

Impaired loans	$5,880,447	2,498,498	7,128,111
Impaired loans with related allowances	1,371,835	884,543	5,950,923
Allowances on impaired loans	400,430	322,402	1,290,960

Average balance of impaired loans during the year	5,243,419	2,269,862	4,584,621
Interest recognized on impaired loans	306,098	211,346	71,400

Impaired loans at June 30, 2008 include loans totaling $2,505,000, which were current as to both principal and interest payments at that date, but which were considered impaired based on current estimates of collateral valuation.

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2008 and 2007, totaled approximately $7,703,000 and $5,090,000, respectively.  Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2008, 2007 and 2006, totaled approximately $351,000, $211,000 and $158,000, respectively.  The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $45,574,000 and $51,097,000 at June 30, 2008 and 2007, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2008 and 2007, are summarized as follows:

	2008	2007

Land	$1,560,331	1,327,621
Buildings	2,798,651	2,058,695
Assets recorded under capital lease	3,267,702	2,892,702
Leasehold and building improvements	2,049,692	1,888,618
Furniture, fixtures and equipment	6,414,077	5,663,105
	16,090,453	13,830,741
Less accumulated depreciation	7,406,884	6,285,311
Net premises and equipment	$8,683,569	7,545,430

Depreciation and amortization of premises and equipment included in occupancy, equipment expense, was $1,121,573, $1,088,373, and $1,048,529 for the years ended June 30, 2008, 2007 and 2006, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2008	2007

Real estate properties acquired in settlement of loans and other acquired assets	$678,350	-
Less allowance for losses	-	-

	$678,350	-

Activity in the allowance for losses on acquired assets was as follows for the years ended June 30:

6.   Acquisition of Insurance Agencies

Northeast Bank Insurance Group, Inc. acquired three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007.  Each acquisition was as a purchase of assets for cash and a note, except the Palmer Insurance Agency which was the purchase of stock, for cash and a note.  The details of each purchase appear below including the acquisition date and the agencies location in Maine.  Each agency will be operate at its existing location except Hartford which was relocated to our agency office in Auburn, Maine and Russell, which was relocated to our agency office in Anson, Maine.  Spence & Mathews has an office in Rochester, NH.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet.  All purchase and sale agreements except the Russell Insurance Agency and Hartford Insurance Agency call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date.  During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98,332 in accordance with this stipulation.  The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser.  The useful lives of these intangibles range from eleven to nineteen years.  Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred is due to the seller of each agency.  Each bears an interest rate of 6.50% over terms as follows:  Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years.  Hartford, Spence & Mathews, and Hyler are payable over a term of seven years. Hartford, Spence & Mathews, and Hyler have debt of $100,000, $800,000, and $200,000, respectively, that bears no interest and has been recorded at its present value assuming a discount rate of 6.50%.  Northeast Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine, and Hyler, which are operating leases.  We also lease both office locations for Spence & Mathews.  The Berwick office is recorded as a capital lease.  The Rochester, NH lease is an operating lease.  Northeast Bank acquired Palmer’s agency building and land in January, 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date.  There is no pro-forma disclosure included because the agencies individually and in aggregate were not considered significant acquisitions.

2008 Acquisitions
Purchase price	Hartford	Spence & Mathews	Hyler	Totals
Cash paid	$425,250	3,043,000	233,000	3,701,250
Debt incurred	911,350	1,122,885	789,701	2,823,936
Acquisition costs	9,181	17,630	9,543	36,354
Total	$1,345,781	4,183,515	1,032,244	6,561,540

Allocation of purchase price:
Goodwill	$275,781	1,090,265	179,064	1,545,110
Customer list intangible	970,000	2,285,000	650,000	3,905,000
Non-compete intangible	100,000	800,000	200,000	1,100,000
Fixed and other assets	-	8,250	3,180	11,430
Total	$1,345,781	4,183,515	1,032,244	6,561,540

Acquisition date	08/30/07	11/30/07	12/11/07
Location in Maine	Auburn	Berwick	Thomaston

2007 Acquisitions
Purchase price	Palmer	Sturtevant and Ham	Southern Maine	Russell	Totals
Cash paid	$800,000	475,000	900,000	275,000	2,450,000
Debt incurred	1,067,000	475,000	450,000	325,000	2,317,000
Acquisition costs	8,360	3,877	4,264	4,501	21,002
Total	$1,875,360	953,877	1,354,264	604,501	4,788,002

Allocation of purchase price:
Goodwill	$1,174,274	324,367	754,764	219,501	2,472,906
Customer list intangible	600,000	550,000	520,000	300,000	1,970,000
Non-compete intangible	300,000	75,000	75,000	85,000	535,000
Fixed and other assets	5,086	4,510	4,500	-	14,096
Deferred income taxes	(204,000)	-	-	-	(204,000)
Total	$1,875,360	953,877	1,354,264	604,501	4,788,002

Acquisition date	11/28/06	12/01/06	03/30/07	06/28/07
Location in Maine	Turner	Livermore	Scarborough	Madison

$2,902,501 of the total goodwill acquired is expected to be deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004.  This acquisition used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted Average Rate at June	2008		2007
	30, 2008	Amount	Percent	Amount	Percent

Demand	0.00%	$35,142,661	9.7%	36,332,604	10.0%
NOW	1.46%	47,977,659	13.2%	53,405,241	14.7%
Money market	2.50%	22,160,816	6.1%	8,053,552	2.2%
Regular savings	0.52%	19,905,507	5.5%	21,145,567	5.8%
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.50%	7,674	0.0%	151,674	0.0%
1.00 - 3.75%	3.09%	109,394,988	30.1%	9,973,634	2.7%
3.76 - 5.75%	4.80%	128,739,995	35.4%	235,151,508	64.5%
5.76 - 7.75%	6.90%	44,471	0.0%	339,997	0.1%

	3.00%	$363,373,771	100.0%	364,553,777	100.0%

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2009	2010	2011	2012	2013	Thereafter
Less than 1.00%	$ 7,674	-	-	-	-	-
1.00-3.75%	96,306,016	11,802,228	305,343	127,964	808,403	45,034
3.76-5.75%	105,694,785	14,402,647	3,487,255	1,986,400	2,946,335	222,573
5.76-7.75%	9,807	-	34,664	-	-	-

Total	$202,018,282	26,204,875	3,827,262	2,114,364	3,754,738	267,607

Interest expense on deposits for the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006

NOW	$1,019,644	1,234,207	1,065,675
Money market	419,733	221,118	246,283
Regular savings	160,518	194,258	227,830
Certificates of deposit and brokered time deposits	11,489,981	11,840,590	9,612,518

	$13,089,876	13,490,173	11,152,306

In the fourth quarter of fiscal year 2006, the Company sold the deposits of its Lisbon Falls, Maine branch and the branch was closed.  The deposits sold totaled approximately $8,908,000.  The Company recognized a gain on sale of deposits of $500,845 from this transaction, which is included in other income in the 2006 consolidated statement of income.

8.   Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates

$55,575,000	2.50% - 5.21%	2009
2,000,000	4.31%	2010
3,000,000	4.99%	2011
15,000,000	2.55% - 3.99%	2013
10,000,000	4.26%	2017
5,000,000	4.29%	2018

$90,575,000

June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates

$50,016,698	2.68% - 5.69%	2008
30,000,000	4.86% - 5.21%	2009
3,000,000	4.99%	2011
10,000,000	4.26%	2017

$93,016,698

At June 30, 2008, FHLB advances of $33,000,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances.  The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2008 the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available.  Also at June 30, 2008, the Company had approximately $25,008,000 of additional capacity to borrow from the FHLB for long-term advances.

Structured Repurchase Agreements

In a leveraging strategy for the year ended June 30, 2008, the Company borrowed $40,000,000 in two transactions.

On August 28, 2007, the Company borrowed funds of $30,000,000.  The proceeds were used to purchase $24,816,734 of mortgage-backed securities which were combined with $7,335,665 of available mortgage-backed securities for total collateral of $32,152,399.  The balance of the proceeds was used to pay down overnight advances from the Fed Discount Window Borrower-in-Custody program.  This funding had imbedded purchased interest rate caps and sold interest rate floors, as summarized below.  The interest rate caps reduced the balance sheet risk to rising interest rates.  Interest is payable quarterly, and the interest rates are fixed for the first two years during which the issuer of the debt may not terminate the transaction.  Following the two year period ending August 28, 2009, the interest rates will reset quarterly based on three month LIBOR and the debt issuer can terminate the transaction on any quarterly payment date.

On December 13, 2007, the Company borrowed funds of $10,000,000.  Along with available funds, the proceeds were used to acquire $12,000,000 of mortgage-backed securities as collateral.  The funding had imbedded purchased interest rate caps as summarized below.  Interest is payable quarterly.  The interest rate is fixed for three years during which the debt issuer may not terminate the transaction.  After December 13, 2010, the interest rate will reset quarterly based on three month LIBOR and the transaction can be terminated by the debt issuer on any quarterly payment date.

Amount	Interest Rate	Cap/Floor	Notional Amount	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$40,000,000

Payments would be received on the interest rate caps when three month LIBOR exceeded the strike rate on the quarterly reset date.  Payments would be made on the sold interest rate floors when three month LIBOR was below the strike rate on the quarterly reset date.  The amount of the payment would be equal to the difference between the strike rate and three month LIBOR multiplied by the notional amount of the cap or floor and be made 90 days after the reset date.  The total of the repurchase agreement interest payment due and amount due, if any, on the sold interest rate floor is capped at 7.96% interest rate based on the repurchase agreement amount.

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of acquired insurance companies.
Maturities of notes payable for the years ending after June 30, 2008 are summarized as follows:

June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates

$ 763,067	6.50%	2009
634,157	6.50%	2010
496,029	6.50%	2011
528,270	6.50%	2012
562,608	6.50%	2013
599,178	6.50%	2014
443,576	6.50%	2015

$ 4,026,885

Maturities of notes payable for the years ending after June 30, 2007 are summarized as follows:

June 30, 2007
Principal Amounts	Interest Rates	Maturity Dates

$ 534,522	6.50%	2008
569,471	6.50%	2009
428,194	6.50%	2010
244,721	6.50%	2011
161,056	6.50%	2012
171,525	6.50%	2013
182,674	6.50%	2014

$ 2,292,163

Capital Lease Obligations

In fiscal 2008, the Company recognized a capital lease obligation for the building occupied by the Spence & Mathews Insurance Agency located at 4 Sullivan Square, Berwick, Maine which was acquired by Northeast Bank Insurance Group, Inc. on November 30, 2008.  The present value of the annual lease payments of $38,880 over the remaining twenty-one year term exceeded 90% of the fair value of this building.  The Spence & Mathews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine.  The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building.  Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.

The future minimum lease payments over the remaining terms of the leases and the outstanding capital lease obligations at June 30, 2008 are as follows:

2009	$ 303,142
2010	303,142
2011	303,142
2012	303,142
2013	303,142
2014 and thereafter	2,684,381
Total minimum lease payments	4,200,091
Less imputed interest	1,309,069

Capital lease obligation	$ 2,891,022

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $25,029,000 through the Fed Discount Window Borrower-in-Custody program.  The Bank pledged $31,287,000 of its indirect auto loan portfolio as collateral for this line of credit.  If used, interest is based upon the current federal funds rate plus 0.25%.  There were no outstanding balances under this line of credit at June 30, 2008.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts.  The weighted average interest rate on short-term borrowings was 2.50% and 4.28% at June 30, 2008 and 2007, respectively.  Securities sold under agreement to repurchase, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $28,551,000 and amortized cost of $29,016,000, respectively, at June 30, 2008 and a fair value of $31,530,000 and amortized cost of $30,348,000, respectively at June 30, 2007.  Sweep accounts had excess insurance coverage of $7,630,000 at June 30, 2008.  The average balance of short-term borrowings was $34,449,000 and $36,145,000 during the years ended June 30, 2008 and 2007, respectively.  The maximum amount outstanding at any month-end during 2008 and 2007 was $40,076,000 and $44,164,000, respectively.  Securities sold under these agreements were under the control of the Company throughout 2008 and 2007.

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

As of June 30, 2008 and 2007, the most recent notification from the Company’s and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratio as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below.  At June 30, 2008 and 2007, the Company and the Bank ratios exceeded the regulatory requirements.  Management believes that the Company and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2008 and 2007.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:
Northeast Bancorp:
Total capital to risk weighted assets	$50,245	11.91%	>33,744	>8.0%	>42,180	>10.0%
Tier 1 capital to risk weighted assets	$41,919	9.94%	>16,872	>4.0%	>25,308	> 6.0%
Tier 1 capital to total average assets	$41,919	7.31%	>22,943	>4.0%	>28,679	> 5.0%

As of June 30, 2007:
Northeast Bancorp:
Total capital to risk weighted assets	$57,302	13.97%	>32,804	>8.0%	>41,005	>10.0%
Tier 1 capital to risk weighted assets	$49,295	12.02%	>16,402	>4.0%	>24,603	> 6.0%
Tier 1 capital to total average assets	$49,295	9.07%	>21,845	>4.0%	>27,306	> 5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:
Northeast Bank:
Total capital to risk weighted assets	$45,555	10.85%	>33,581	>8.0%	>41,976	>10.0%
Tier 1 capital to risk weighted assets	$40,302	9.60%	>16,791	>4.0%	>25,186	> 6.0%
Tier 1 capital to total average assets	$40,302	7.06%	>22,847	>4.0%	>28,559	> 5.0%

As of June 30, 2007:
Northeast Bank:
Total capital to risk weighted assets	$51,892	12.71%	>32,668	>8.0%	>40,835	>10.0%
Tier 1 capital to risk weighted assets	$46,780	11.46%	>16,334	>4.0%	>24,501	> 6.0%
Tier 1 capital to total average assets	$46,780	8.60%	>21,748	>4.0%	>27,185	> 5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules (approximately $2,998,000 is available at June 30, 2008).

The Board of Directors extended the 2006 Stock Repurchase Plan to December 31, 2008.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the Plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time.  Total stock repurchases under the 2006 Plan were 137,800 shares for $2,314,330 during the year ended June 30, 2008 and 3,800 shares for $67,944 during the year ended June 30, 2007. The Board of Directors may discontinue the repurchase program at any time.  Total stock repurchases in fiscal 2008 were 137,800 shares for $2,314,330 at an average price of $16.79 and in fiscal 2007 were 3,800 shares for $67,944 at an average price of $17.88 per share. The remaining repurchase capacity of the 2006 Plan is 58,400 shares.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.  The repurchases had a positive effect on earnings per share during 2008 and 2007, by reducing the number of common stock shares outstanding.

10.  Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding.  The following table shows the weighted average number of shares outstanding for each of the last three years.  Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method.  The number of shares outstanding for basic and diluted EPS is presented as follows:

	2008	2007	2006

Average shares outstanding, used in computing Basic EPS	2,352,484	2,451,610	2,493,560

Effect of Dilutive Securities:
Stock and options outstanding	12,357	18,905	23,456
Options exercised or canceled	1,499	47	9,079
Average equivalent shares outstanding, used in computing Diluted EPS	2,366,340	2,470,562	2,526,095

11.  Other Expenses

Other expenses include the following for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006

Professional fees	$674,100	639,821	620,914
Advertising expense	504,234	440,222	491,920
Write-down of non-marketable securities	47,020	248,482	42,257
Computer services and processing costs	615,402	616,173	580,995
Loan expense	308,317	402,936	342,586
Write-down of available-for-sale securities	147,247	50,442	38,394
Other	2,547,955	2,086,832	2,099,909

	$4,844,275	4,484,908	4,216,975

12.  Income Taxes

The current and deferred components of income tax expense (benefit) were as follows for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Federal:
Current	$242,115	845,509	2,089,538
Deferred	218,579	(329,268)	(323,220)

	460,694	516,241	1,766,318

State and local - current	66,972	62,922	85,049

	$527,666	579,163	1,851,367

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended June 30, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$836,044	34.0%	838,386	34.0%	1,990,892	34.0%
State tax, net of federal tax benefit	44,100	1.8	41,529	1.7	56,132	1.0
Dividend received deduction	(34,991)	(1.4)	(33,547)	(1.4)	(30,634)	(0.5)
Non-taxable interest income	(171,749)	(7.0)	(143,938)	(5.8)	-	-
Non-taxable BOLI income	(158,777)	(6.5)	(118,748)	(4.8)	(112,829)	(1.9)
Other	13,039	0.6	(4,519)	(0.2)	(52,194)	(0.9)

	$527,666	21.5%	579,163	23.5%	1,851,367	31.7%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007, are presented below:

	2008	2007
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,929,000	2,018,000
Interest on nonperforming loans	138,000	72,000
Difference in tax and financial statement basis of investments	829,000	1,125,000
Deferred compensation	45,000	263,000
Other	86,000	110,000

Total deferred tax assets	3,027,000	3,588,000

Deferred tax liabilities:
Difference in tax and financial statement amortization of goodwill and other intangible assets	(348,000)	(324,000)
Mortgage servicing rights	(36,000)	(69,000)
Premises and equipment	(182,000)	(193,000)
Prepaid expenses	(151,000)	(159,000)

Total deferred tax liabilities	(717,000)	(745,000)

Net deferred tax asset, included in other assets	$2,310,000	2,843,000

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

13.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment.  Employees may contribute up to 100% of their base compensation, subject to IRS limitations.  The Company will match 50% up to the first 6% contributed.  For the years ended June 30, 2008, 2007 and 2006, the Company contributed $253,236, $220,649 and $202,664, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees.  Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion.  There were no discretionary contributions in 2008, 2007 or 2006.

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

In accordance with the Stock Option Plans, a total of 363,250 shares of unissued common stock were reserved for grants.  At June 30, 2008, a total of 189,500 shares remained available to be granted.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	52,000	$12.12	52,500	$12.13	71,500	$12.31
Granted	-		-	-	-	-
Exercised	(4,000)	11.28	(500)	13.10	(17,500)	12.23
Expired	(12,000)	18.50	-	-	(1,500)	14.90
Outstanding and exercisable at end of year	36,000	$10.09	52,000	$12.12	52,500	$12.13

The following table summarizes information about stock options outstanding at June 30, 2008:

		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$8.00 to $8.88	23,500	1.6	$ 8.48
$13.10	12,500	3.1	13.10

$8.00 to $13.10	36,000	2.1	$ 10.09

14.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2008	2007

Commitments to originate loans:
Residential real estate mortgages	$4,050,000	5,936,000
Residential real estate mortgages held for sale	943,000	2,557,000
Construction loans	2,702,000	-
Commercial real estate mortgages, including multi-family residential real estate	11,729,000	395,000
Commercial business loans	510,000	3,672,000

	$19,934,000	12,560,000

Unused lines of credit	$36,831,000	42,745,000
Standby letters of credit	1,113,000	696,000
Unadvanced portions of construction loans	8,084,000	2,257,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  As discussed in note 3, the Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $16,070 and $178,818 at June 30, 2008 and 2007, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2008 and 2007, the maximum potential amount of the Company’s obligation was $1,113,000 and $696,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options.  Rental expense under leases approximated $592,000, $589,000 and $662,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2008 are as follows:

2009	$ 458,557
2010	430,225
2011	361,600
2012	361,076
2013	192,033
2014 and thereafter	306,257

$ 2,109,748

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business.  Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

15.  Condensed Parent Information

Condensed balance sheets for Northeast Bancorp at June 30, 2008 and 2007, and statements of income and cash flows for each of the years in the three year period ended June 30, 2008, are presented below.

Balance Sheets	June 30,
Assets	2008	2007

Cash	$417,838	1,339,286
Available-for-sale securities	953,617	565,516
Investment in banking subsidiary	51,582,074	51,464,689
Investment in common securities of affiliated trusts	496,000	496,000
Goodwill, net	407,897	407,897
Other assets	2,987,843	3,213,580

Total assets	$56,845,269	57,486,968

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$16,496,000	16,496,000
Other liabilities	75,957	141,090

	16,571,957	16,637,090

Stockholders' equity	40,273,312	40,849,878

Total liabilities and stockholders' equity	$56,845,269	57,486,968

Statements of Income
	Years Ended June 30,
	2008	2007	2006
Income:
Dividends from banking subsidiary	$3,300,000	2,500,000	1,250,000
Other income	265,516	233,814	147,233

Total income	3,565,516	2,733,814	1,397,233

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	1,064,964	1,080,538	1,063,681
General and administrative expenses	338,694	372,513	151,421

Total expenses	1,403,658	1,453,051	1,215,102

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	2,161,858	1,280,763	182,131

Income tax benefit	402,919	427,997	367,542

Income before equity in undistributed net (loss) income of subsidiary	2,564,777	1,708,760	549,673

Equity in undistributed net (loss) income of subsidiary	(633,488)	177,917	3,454,526

Net income	$1,931,289	1,886,677	4,004,199

	Years Ended June 30,
Statements of Cash Flows	2008	2007	2006
Cash flows from operating activities:
Net income	$1,931,289	1,886,677	4,004,199
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	24,000	24,000	24,000
Stock grant	2,661	-	-
Undistributed loss (earnings) of subsidiary	633,488	(177,917)	(3,454,526)
Write down on available-for-sale securities	147,247	50,442	33,404
Net gain on available-for-sale securities	(78,789)	(43,513)	(17,693)
Write down of non-marketable investments	47,020	248,482	42,257
Decrease (increase) in other assets	227,045	(366,431)	(272,411)
(Decrease) increase in other liabilities	(65,133)	56,876	9,934

Net cash provided by operating activities	2,868,828	1,678,616	369,164

Cash flows from investing activities:
Increase in investment of bank subsidiary	-	(400,000)	-
Purchases of available-for-sale securities	(1,653,242)	(1,964,213)	(1,063,076)
Proceeds from sales of available-for-sale securities	983,956	2,249,946	855,635

Net cash used by investing activities	(669,286)	(114,267)	(207,441)

Cash flows from financing activities:
Issuance of common stock	45,125	6,550	213,972
Common stock issued in connection with the purchase of branch real estate	-	103,000	-
Company stock purchased	(2,314,330)	(67,944)	(2,142,250)
Dividends paid to stockholders	(851,785)	(882,453)	(897,087)

Net cash used by financing activities	(3,120,990)	(840,847)	(2,825,365)

Net (decrease) increase in cash	(921,448)	723,502	(2,663,642)

Cash, beginning of year	1,339,286	615,784	3,279,426

Cash, end of year	$417,838	1,339,286	615,784

Supplemental schedule of cash flow information:
Interest paid	$1,065,009	1,067,097	1,039,681
16.  Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Unrealized gains (losses) arising during the period, net of tax effect of $(364,077) in 2008, $(361,936) in 2007 and $997,265 in 2006	$706,738	702,582	(1,935,868)

Reclassification adjustment for losses (gains) on investments, net of write-downs, included in net income, net of tax effect of $49,590 in 2008, $(2,753) in 2007, and $8,456 in 2006	(96,264)	5,341	(16,414)

Other comprehensive income (loss)	$610,474	707,923	(1,952,282)

17.  Segment Reporting

The Company has two business segments, banking and insurance agency.  The insurance agency segment offers primarily property and casualty insurance policies to personal and commercial customers in western Maine and southeastern New Hampshire.  Loans, deposits, trust, and investment brokerage services are included in the banking segment.  Substantially all of the Company’s assets are related to the banking segment.  Transactions between the Company’s banking and insurance agency segments are primarily related to occupancy costs where the insurance agency shares space with a bank branch, and are eliminated in consolidation.

Information for our segments for the years ended June 30, 2008, 2007 and 2006 is presented in the following table:

			Consolidated
June 30, 2008	Banking	Insurance	Total
Net interest income (expense)	$14,632,155	(285,486)	14,346,669
Provision for loan losses	836,484	-	836,484
Net interest income (loss) after provision for loan losses	13,795,671	(285,486)	13,510,185

Noninterest income	5,419,585	5,383,639	10,803,224
Noninterest expense	17,018,586	4,225,211	21,243,797
Amortization of intangibles	-	610,657	610,657
Income before income taxes	2,196,670	262,285	2,458,955
Income tax expense	440,545	87,121	527,666
Net income	$1,756,125	175,164	1,931,289

			Consolidated
June 30, 2007	Banking	Insurance	Total
Net interest income (expense)	$15,656,172	(70,815)	15,585,357
Provision for loan losses	989,158	-	989,158
Net interest income loss after provision for loan losses	14,667,014	(70,815)	14,596,199

Noninterest income	5,577,853	2,366,974	7,944,827
Noninterest expense	17,062,743	2,697,859	19,760,602
Amortization of intangibles	-	314,584	314,584
Income (loss) before income taxes	3,182,124	(716,284)	2,465,840
Income tax expense (benefit)	836,593	(257,430)	579,163
Net income (loss)	$2,345,531	(458,854)	1,886,677

			Consolidated
June 30, 2006	Banking	Insurance	Total
Net interest income (expense)	$18,699,294	(3,692)	18,695,602
Provision for loan losses	1,226,413	-	1,226,413
Net interest income (loss) after provision for loan losses	17,472,881	(3,692)	17,469,189

Noninterest income	4,638,214	1,956,667	6,594,881
Noninterest expense	16,072,230	1,895,246	17,967,476
Amortization of intangibles	-	241,028	241,028
Income (loss) before income taxes	6,038,865	(183,299)	5,855,566
Income tax expense (benefit)	1,913,853	(62,486)	1,851,367
Net income (loss)	$4,125,012	(120,813)	4,004,199

18.  Junior Subordinated Debentures

NBN Capital Trust II and III were created in December 2003 and NBN Capital Trust IV was created December 2004.  Each such trust is a Delaware statutory trust (together, the "Private Trusts").  The exclusive purpose of the Private Trusts was  (i) issuing and selling Common Securities and Preferred Securities in a private placement offering, (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient, or incidental thereto.  Accordingly, the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at June 30, 2008 and 2007.  Amounts include junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust.  The trust preferred securities were sold in two separate private placement offerings.  The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date

NBN Capital Trust II	$3,000,000	93,000	3,093,000	5.60%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035

Total	$16,000,000	496,000	16,496,000	5.94%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%. NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%. NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%.  Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 5.60% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV.  The Company has fully and unconditionally guaranteed all of the obligations of each trust.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts.  Based on the current interest rates, the annual interest expense is approximately $980,000.

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

Borrowings - The fair value of the Company's borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.  The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Junior Subordinated Debentures - The fair value of the Company's Junior Subordinated Debentures is estimated based on current interest rates.

Due-to-Broker - The fair value of due-to-broker approximates carrying value due to their short term nature.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$12,544	12,544	10,742	10,742
Available-for-sale securities	134,483	134,483	86,348	86,348
Regulatory stock (FHLB and FRB)	5,361	5,361	5,297	5,297
Loans held-for-sale	486	487	1,636	1,665
Loans, net	403,538	419,288	419,815	422,596
Accrued interest receivable	2,291	2,291	2,587	2,587

Financial liabilities:
Deposits (with no stated maturity)	125,187	125,187	118,937	118,937
Time deposits	238,187	239,167	245,617	245,009
Federal Home Loan Bank advances	90,575	91,218	93,017	92,625
Structured repurchase agreements	40,000	41,894	-	-
Other borrowings	4,027	4,027	2,292	2,292
Short-term borrowings	32,841	32,841	33,105	33,045
Capital lease obligation	2,891	2,979	2,654	2,557
Junior subordinated debentures issued to affiliated trusts	16,496	15,475	16,496	16,064
Due-to-broker	4,935	4,935	-	-

20.  Acquisition of Building and Land From Related Parties

On December 13, 2007 and January 8, 2008, Northeast Bank Insurance Group, Inc. (NBIG) purchased from a company owned by the president of NBIG the land and building of the leased insurance agency offices in Anson, Mexico and Rangeley, Maine and a land lot in Jay, Maine.  The purchase price totaled $516,000.  The purchase price for each transaction was based upon an independent third party appraisal, except for the price of the land lot.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of Northeast Bank Insurance Group.

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

Item 8.b. Statistical Disclosures Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential
Years Ended June 30, 2008, 2007 and 2006

	June 30, 2008			June 30, 2007			June 30, 2006

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:
Investment securities (1)	$116,558	$5,906	5.07%	$84,705	$3,935	4.65%	$80,050	$3,461	4.32%
Loans (2)(3)(4)	414,837	29,272	7.06%	433,576	31,367	7.23%	448,611	31,643	7.05%
Regulatory stock	5,316	307	5.78%	5,529	368	6.66%	6,919	336	4.86%
Short-term investments (5)	2,791	113	4.05%	4,380	210	4.79%	3,588	134	3.73%
Total interest-earning assets/interest
income/average rates earned	539,502	35,598	6.60%	528,190	35,880	6.79%	539,168	35,574	6.60%

Non-interest earning assets:
Cash & due from banks	6,498			6,794			8,845
Bank premises and equipment, net	7,851			7,345			7,050
Other assets	29,504			21,705			19,816
Allowance for loan losses	(5,768)			(5,728)			(5,451)
Total non-interest earning assets	38,085			30,116			30,260

Total assets	$577,587			$558,306			$569,428

Liabilities & Stockholders' Equity:

Interest-bearing liabilities:
NOW	$51,139	$1,020	1.99%	$54,667	$1,234	2.26%	$59,969	$1,158	1.93%
Money market	13,784	420	3.05%	9,357	221	2.36%	13,093	246	1.88%
Savings	20,398	160	0.79%	22,309	194	0.87%	27,453	228	0.83%
Time	243,437	11,490	4.72%	256,268	11,841	4.62%	255,599	9,520	3.72%
Total interest-bearing deposits	328,758	13,090	3.98%	342,601	13,490	3.94%	356,114	11,152	3.13%
Short-term borrowings (6)	34,449	1,244	3.61%	36,145	1,505	4.16%	31,427	928	2.95%
Borrowed funds	119,423	5,652	4.73%	83,024	4,021	4.84%	82,143	3,617	4.40%
Junior subordinated debentures	16,496	1,065	6.46%	16,496	1,081	6.55%	16,496	1,064	6.45%
Total interest-bearing liabilities/
interest expense/average rates paid	499,126	21,051	4.22%	478,266	20,097	4.20%	486,180	16,761	3.45%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	33,317			35,420			39,162
Other liabilities	3,396			3,500			3,827

Total liabilities	535,839			517,186			529,169

Stockholders' equity	41,748			41,120			40,259
Total liabilities and stockholders' equity	$577,587			$558,306			$569,428

Net interest income		$14,547			$15,783			$18,813

Interest rate spread			2.38%			2.59%			3.15%
Net yield on interest earning assets (7)			2.70%			2.99%			3.49%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
Interest income and yield are stated on a fully tax-equivalent basis using a 30.90% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $980 in 2008, $998 in 2007 and $946 in 2006.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(7)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets. The decrease in the yield on interest earning assets was due to competitive pressure impacting interest rates offered on new commercial real estate and commerical loans combined with declines in the prime rate affecting loans with prime-based interest rates which decreased the average yield on interest-bearing loans and consequently the net yield on interest earning assets in the period ended June 30, 2008 compared to the periods ended June 30, 2007 and 2006.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2008	2007	2006
Available-for-sale (1)

Debt securities issued by U.S. Government-sponsored enterprisie	$1,313	$21,158	$24,694

Mortgage-backed securities	119,600	52,139	48,126

Municipal bonds	11,112	10,709	10,770

Corporate bonds	482	485	478

Equity securities	1,976	1,857	2,070

Total available-for-sale (2):	$134,483	$86,348	$86,138

(1)	Carried at estimated fair value. Northeast Bancorp does not have any securities classified as held-to-maturity.
(2)	Cost of such securities ($ in thousands) was $136,459 as of June 30, 2008, $89,249 as of June 30, 2007 and $90,111 as of June 30, 2006.

Table 3
Northeast Bancorp Consolidated
Investment Maturity at Fair Value
($ in thousands)
	Within One Year		After One Year But Within 5 Years		After One Year But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
As of June 30, 2008
U. S. Government-sponsored enterprises	$-	0.00%	$-	0.00%	$-	0.00%	$1,313	5.22%	$1,313	5.22%
Mortgage-backed securities	227	4.82%	3,107	4.33%	11,793	4.17%	104,473	5.42%	119,600	5.27%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	215	6.00%	10,897	5.89%	11,112	5.89%
Corporate bonds	-	0.00%	482	4.05%	-	0.00%	-	0.00%	482	4.05%
Equity securities	1,976	3.32%	-	0.00%	-	0.00%	-	0.00%	1,976	3.32%
	$2,203	3.48%	$3,589	4.29%	$12,008	4.20%	$116,683	5.46%	$134,483	5.28%

As of June 30, 2007
U. S. Government-sponsored enterprises	$6,410	3.26%	$12,505	4.31%	$973	5.14%	$1,270	5.23%	$21,158	4.09%
Mortgage-backed securities	1,295	4.63%	-	0.00%	19,202	4.19%	31,642	5.26%	52,139	4.85%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	-	0.00%	10,709	5.97%	10,709	5.97%
Corporate bonds	-	0.00%	485	4.05%	-	0.00%	-	0.00%	485	4.05%
Equity securities	1,857	4.99%	-	0.00%	-	0.00%	-	0.00%	1,857	4.99%
	$9,562	3.78%	$12,990	4.30%	$20,175	4.24%	$43,621	5.43%	$86,348	4.80%

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

	As of
	June 30, 2008		June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$140,244	34.49%	$145,184	34.34%	$149,100	34.44%	$148,840	32.46%	$138,031	32.10%
Commercial real estate	111,223	27.36%	112,535	26.61%	115,327	26.63%	125,899	27.46%	127,866	29.74%
Construction	4,537	1.12%	5,451	1.29%	5,106	1.18%	12,201	2.66%	8,367	1.95%
Commercial	33,516	8.24%	40,784	9.64%	50,262	11.61%	68,716	14.99%	64,304	14.95%
Consumer and other	117,047	28.79%	118,881	28.12%	113,192	26.14%	102,865	22.43%	91,434	21.26%

Total loans	406,567	100.00%	422,835	100.00%	432,987	100.00%	458,521	100.00%	430,002	100.00%

Net deferred loan costs	2,627		2,736		2,676		2,531		2,592
Less:
Allowance for loan losses	5,656		5,756		5,496		5,104		4,577

Net loans	$403,538		$419,815		$430,167		$455,948		$428,017

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2008

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$28,602	$22,880	$19,111	$69,651	$140,244
Commercial	41,359	63,540	5,510	814	111,223
Construction	4,275	262	-	-	4,537

Non-mortgage loans:
Commercial	21,028	11,396	1,092	-	33,516
Consumer and other	1,537	35,155	26,953	53,402	117,047

Total loans	$96,801	$133,233	$52,666	$123,867	$406,567

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	$221,455
Floating or adjustable rate
due after one year	88,311

Total due after 1 year:	$309,766

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

As of or For Years Ended June 30,	2008	2007	2006	2005	2004

Average net loans outstanding during the period (1)	$413,794	$432,539	$448,070	$452,951	$395,774

Total loans at end of period (1)	$409,194	$425,571	$435,663	$461,052	$432,594

Allowance at beginning of period	$5,756	$5,496	$5,104	$4,577	$4,016

Loans charged-off during the period:
Residential real estate	70	60	15	67	142
Commercial real estate	184	6	35	7	124
Commercial	237	251	326	389	49
Consumer and other	632	538	417	472	422

Total loans charged-off	1,123	855	793	935	737

Recoveries on loans previously charged-off:
Residential real estate	0	1	1	0	60
Commercial real estate	6	26	25	10	34
Commercial	134	4	6	41	120
Consumer and other	47	95	131	109	122

Total recoveries	187	126	163	160	336

Net loans charged off during the period	936	729	630	775	401
Provision for loan losses	836	989	1,226	1,302	962
Reclassified to off-balance sheet credit risk reserve	0	0	(204)	0	0

Allowance at end of period	$5,656	$5,756	$5,496	$5,104	$4,577

Ratio of net charge-offs to average loans outstanding	0.23%	0.17%	0.14%	0.17%	0.10%

Allowance as a percentage of total loans	1.38%	1.35%	1.26%	1.11%	1.06%

Allowance as a percentage of
non-performing and nonaccrual loans (2)	73.43%	113.08%	105.79%	300.59%	272.93%

(1)	Excludes loans held for sale.

(2)	The increase in non-performing loans in fiscal 2008, 2007 and 2006 caused the allowance as a percentage of non-performing and nonaccrual loans to decrease compared to prior years. At June 30, 2008, non-performing and non-accrual loans totaled $7,703, an increase of $2,613 compared to June 30, 2007. See Table 8 for additional information.

Management believes that the allowance for loan losses is adequate.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

As of	June 30, 2008		June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Allocation of allowance for loan losses:
Residential real estate	$1,343	34.49%	$808	34.34%	$672	34.44%	$730	32.46%	$636	32.10%
Commercial real estate	1,530	27.36%	2,000	26.61%	2,156	26.63%	1,670	27.46%	989	29.74%
Construction	81	1.12%	64	1.29%	56	1.18%	69	2.66%	48	1.95%
Commercial	940	8.24%	1,042	9.64%	1,037	11.61%	753	14.99%	1,374	14.95%
Consumer and other	1,654	28.79%	1,667	28.12%	1,470	26.14%	1,737	22.43%	1,530	21.26%
Unallocated	108	0.00%	175	0.00%	105	0.00%	145	0.00%	0	0.00%

Total	$5,656	100.00%	$5,756	100.00%	$5,496	100.00%	$5,104	100.00%	$4,577	100.00%

This table shows how the allowance for loan losses was allocated for the periods indicated.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previoulsy charged off are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific probles loans, and current econonic conditions that may affect the borrowers' ability to pay. Management also obtains collateral appraisals when considered necessary.

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	As of June 30,
	2008	2007	2006	2005	2004
Nonaccrual loans:
Residential real estate	$1,390	$439	$521	$515	$214
Construction loans	101	-	-	-	-
Commercial real estate	1,430	1,444	1,260	33	47
Commercial loans	1,638	708	1,423	3	85
Consumer and other	634	461	109	60	101
Total nonaccrual loans	5,193	3,052	3,313	611	447

Current nonaccrual loans (1)	2,510	2,038	1,882	1,087	1,230
Total non-performing loans (2)	7,703	5,090	5,195	1,698	1,677
Acquired assets	678	-	10	89	39
Total non-performing assets	$8,381	$5,090	$5,205	$1,787	$1,716

Non-performing loans to total loans	1.88%	1.20%	1.19%	0.37%	0.39%
Non-performing assets to total assets	1.40%	0.91%	0.92%	0.31%	0.32%

As of June 30, 2008, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the audited consolidated financial statements as well as in the Management's Discussion and Analysis.

(1)	Nonaccrual residential real estate loans increased due to the number in process of foreclosure. There were no significant losses expected.

(2)	As of June 30, 2008, comprised of commercial real estate loans of $928, commercial loans of $1,576 and consumer loans of $6.

(3)	Total non-performing loans increased in fiscal 2008, 2007 and 2006 as compared to prior years primarily from residential real estate and commercial loans. Loans past due 90 days or more and discretionary actions by management to place loans on non-accrual account for the increase in both portfolios. Estimated credit losses were included in the determination of the adequacy of the allowance for loan losses.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2008			June 30, 2007			June 30, 2006
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits
and escrow accounts	$33,317	0.00%	9.20%	$35,420	0.00%	9.37%	$39,162	0.00%	9.91%
Regular savings	20,398	0.79%	5.63%	22,309	0.87%	5.90%	27,453	0.83%	6.95%
NOW and money market	64,923	2.22%	17.93%	64,024	2.27%	16.94%	73,062	1.92%	18.48%
Time deposits	243,437	4.72%	67.24%	256,268	4.62%	67.79%	255,599	3.72%	64.66%

Total average deposits	$362,075	3.62%	100.00%	$378,021	3.57%	100.00%	$395,276	2.82%	100.00%

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Certificates of Deposit $100,000 & Over
As of June 30, 2008
($ in thousands)

Balance

3 months or less	$36,203
Over 3 through 6 months	12,638
Over 6 through 12 months	19,310
Over 12 months	10,187

Total certificates of deposit $100,000 & over	$78,338

Table 11
Northeast Bancorp Consolidated
Short-term Borrowings
($ in thousands)

	As of or For Years Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$32,841	2.50%	$33,105	4.28%	$29,637	3.79%

Average outstanding during year	34,449	3.61%	36,145	4.16%	31,427	2.95%

Maximum outstanding at any month end	40,076		44,164		37,237

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts.
These borrowings were scheduled to mature within 180 days. Securities sold under agreements to repurchase were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $28,551,000 and amortized cost of $29,016,000 at June 30, 2008, and a fair value of $31,530,000 and amortized cost of $30,348,000 at June 30, 2007. Other sweep accounts have excess deposit insurance coverage of $7,630,000 at June
30, 2008. Securities sold under these agreements were under the control of the Company throughout 2008 and 2007.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$55,575	3.70%	$50,017	5.17%	$34,832	4.03%

Average outstanding during year	44,870	4.47%	34,672	4.45%	38,606	4.27%

Maximum outstanding at any month end	55,575		50,017		49,306

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of June 30, 2008, 2007 and 2006.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Interest-earning Assets & Interest-bearing Liabilities
As of June 30, 2008
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest-earning assets:
Investment securities	$2,203	$3,589	$128,691	$134,483	24.44%
Regulatory stock	4,889	-	472	5,361	0.97%
Short-term investments (1)	3,953	-	-	3,953	0.72%

Mortgage loans:
Residential real estate:
Fixed rate loans	920	3,540	88,372	92,832	16.87%
Variable loans	27,681	19,340	391	47,412	8.61%
Commercial real estate	41,357	63,541	6,325	111,223	20.21%
Construction	4,275	262	-	4,537	0.82%
Other loans:
Commercial	21,029	11,396	1,091	33,516	6.09%
Consumer and other	1,536	35,155	80,356	117,047	21.27%
Total loans	96,798	133,234	176,535	406,567	73.87%
Total interest-earning assets	$107,843	$136,823	$305,698	$550,364	100.00%

Interest-bearing liabilities:
Customer deposits:
NOW accounts	$47,978	$-	$-	$47,978	9.32%
Money market accounts	22,161	-	-	22,161	4.30%
Regular savings	19,905	-	-	19,905	3.86%
Time deposits	202,018	35,901	268	238,187	46.24%
Total customer deposits	292,062	35,901	268	328,231	63.72%
Borrowings:
Short-term borrowings	32,841	-	-	32,841	6.39%
FHLB advances and other borrowings	56,486	62,895	18,112	137,493	26.69%
Junior subordinated debentures	6,186	10,310	-	16,496	3.20%
Total borrowings	95,513	73,205	18,112	186,830	36.28%
Total interest-bearing liabilities	$387,575	$109,106	$18,380	$515,061	100.00%

Interest sensitivity gap	$(279,732)	$27,717	$287,318	$35,303

Cumulative gap	$(279,732)	$(252,015)	$35,303	$35,303

Cumulative gap ratio	27.83%	49.26%	106.85%	106.85%

Cumulative gap as a percentage of total assets	-46.76%	-42.12%	5.90%	5.90%

(1) Includes interest-earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2008.

The Company's internal asset/liability analysis considers regular savings, NOW and money market accounts core deposits. Due to this consideration, the Company's internal asset/liability model has these core deposits designated in a five year or greater maturity category and not one year or less as the above schedule shows. Because of this difference, the Company does not consider its cumualtive gap position to be as liability sensitive through Year 5 as presented in the schedule above.

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2007	2007	2008	2008
Interest income
Interest on loans	$7,723,178	$7,588,460	$7,145,886	$6,814,246
Interest & dividends on investments
& available-for-sale securities	1,233,709	1,484,190	1,649,943	1,758,062
Total interest and dividend income	8,956,887	9,072,650	8,795,829	8,572,308

Interest expense
Deposits	3,414,576	3,412,717	3,355,439	2,907,144
FHLB advances and other borrowings	1,303,559	1,415,277	1,505,307	1,427,580
Short-term borrowings	372,425	402,950	264,690	204,377
Junior Subordinated Debentures	273,480	272,412	267,723	251,349
Total interest expense	5,364,040	5,503,356	5,393,159	4,790,450

Net interest income	3,592,847	3,569,294	3,402,670	3,781,858
Provision for loan losses	190,283	179,653	287,625	178,923

Net interest income after provision for loan losses	3,402,564	3,389,641	3,115,045	3,602,935

Securities transactions	(5,937)	(1,799)	267,147	33,690
Other operating income	1,995,311	2,398,684	3,373,686	2,742,442
Other operating expense	4,841,604	5,280,850	5,846,368	5,885,632

Income before income taxes	550,334	505,676	909,510	493,435
Income tax expense	119,769	103,248	237,341	67,308
Net income	$430,565	$402,428	$672,169	$426,127

Earnings per share:
Basic	$0.18	$0.17	$0.29	$0.18
Diluted	$0.18	$0.17	$0.29	$0.18

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2006	2006	2007	2007
Interest income
Interest on loans	$7,942,105	$7,951,759	$7,779,765	$7,692,918

Interest & dividends on investments & available-for-sale securities	1,079,884	1,084,560	1,042,775	1,108,589
Total interest and dividend income	9,021,989	9,036,319	8,822,540	8,801,507

Interest expense
Deposits	3,350,654	3,352,163	3,365,204	3,422,152
FHLB advances and other borrowings	970,138	967,609	993,900	1,089,704
Short-term borrowings	307,829	437,547	398,246	361,314
Junior Subordinated Debentures	277,991	276,883	270,912	254,752
Total interest expense	4,906,612	5,034,202	5,028,262	5,127,922

Net interest income	4,115,377	4,002,117	3,794,278	3,673,585
Provision for loan losses	300,786	375,546	200,043	112,783

Net interest income after provision for loan losses	3,814,591	3,626,571	3,594,235	3,560,802

Securities transactions	4,386	17,878	8,443	11,642
Other operating income	1,458,042	1,869,280	2,379,096	2,196,060
Other operating expense	4,669,678	4,964,155	5,265,250	5,176,103

Income before income taxes	607,341	549,574	716,524	592,401
Income tax expense	152,674	132,218	191,557	102,714
Net income	$454,667	$417,356	$524,967	$489,687

Earnings per share:
Basic	$0.19	$0.17	$0.21	$0.20
Diluted	$0.18	$0.17	$0.21	$0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9.a.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Corporation’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The standard measures adopted by management in making its evaluation are the measures in Interest Control - Integrated Framework published by the Committeee of Sponsoring Organizations of the Treadway Commission.  We do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected.  The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on their evaluation of disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our internal controls and procedures over financial reporting as of the end of the period covered by this report were effective and that there were no material weaknesses.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered pubic accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management report in this annual report.

Item 9.b.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2008 fiscal year (the "2008 Proxy Statement").  Certain information with respect to executive officers is included in Part I, Item 4 of this report.  The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement.  Information regarding the information required by Item 406 of Regulation S-K is incorporated herein by reference from the information contained in the section captioned “Corporate Governance – Code of Ethics” in the 2008 Proxy Statement.  The information required by Item 10 of Form 10-K with respect to our audit committee is incorporated by reference from the information contained in the section captioned "Corporate Goverence Board Committee and Membership and Meetings – Audit Committee” in the Company's 2008 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," “Compensation of Executive Officers”, "Compensation Discussion and Analysis”, and "Compensation Committee Interlocks and Insider Participation" in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2008 Proxy Statement.

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	36,000	$ 10.09	189,500

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)	Includes stock options granted or available under stockholder approved Stock Option Plans in 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Related Party Transactions" and “Corporate Governance – Director Qualifications and Independence” in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section "Relationship with Independent Accountants" in the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Balance Sheets as of June 30, 2008 and 2007
Consolidated Statements of Income for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006
(b)	Exhibits
The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
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

10.2
1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.2 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.

10.3
1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.3 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Shatswell, MacLeod & Company,P.C.
23.2	The Consent of Baker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

With the exception of the information expressly incorporated herein by reference, the Company's 2008 Proxy Statement for the 2008 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 19, 2008	By: /s/ James D. Delamater
James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Conrad L. Ayotte Conrad L. Ayotte	Director	September 19, 2008
/s/ John B. Bouchard John B. Bouchard	Director	September 19, 2008
/s/ James P. Day James P. Day	Director	September 19, 2008
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 19, 2008
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 19, 2008
/s/ Philip C. Jackson Philip C. Jackson	Director	September 19, 2008
/s/ Judith W. Kelley Judith W. Kelley	Chairman of the Board	September 19, 2008
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 19, 2008
/s/ John C. Orestis John C. Orestis	Director	September 19, 2008
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 19, 2008
/s/ John Schiavi John Schiavi	Director	September 19, 2008
/s/ Stephen W. Wight Stephen W. Wight	Director	September 19, 2008
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2008

EXHIBIT INDEX
Exhibit Number	Exhibit
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
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

10.2
1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.2 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.

10.3
1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.3 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp's Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23.1	The Consent of Shatswell, MacLeod & Company, P.C.
23.2	The Consent of Baker Newman & Noyes, Limited Liability Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).