Form 10-Q
period 2008-09-30
NORTHEAST BANCORP /ME/
filed 2008-11-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2008
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 13, 2008, the registrant had outstanding 2,321,182 shares of common stock, $1.00 stated value per share.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,294,856	$9,077,012
Interest-bearing deposits	4,493,485	3,466,969
Total cash and cash equivalents	10,788,341	12,543,981

Available-for-sale securities, at fair value	143,444,635	134,482,977
Loans held-for-sale	1,046,246	485,580

Loans receivable	408,758,630	409,193,969
Less allowance for loan losses	5,656,000	5,656,000
Net loans	403,102,630	403,537,969

Premises and equipment, net	9,174,192	8,683,569
Acquired assets, net	478,663	678,350
Accrued interest receivable	2,275,169	2,291,314
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	4,390,340	4,390,340
Intangible assets, net of accumulated amortization of $1,836,772 at 09/30/08 and $1,642,140 at 6/30/08	8,249,792	8,444,424
Bank owned life insurance	12,415,417	12,292,216
Other assets	4,443,276	5,082,030

Total assets	$605,169,601	$598,273,650

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$37,878,809	$35,142,661
NOW	46,524,237	47,977,659
Money market	23,171,900	22,160,816
Regular savings	20,123,131	19,905,507
Brokered time deposits	12,603,558	12,596,615
Certificates of deposit	216,290,812	225,590,513
Total deposits	356,592,447	363,373,771

Federal Home Loan Bank advances	66,480,000	90,575,000
Structured repurchase agreements	60,000,000	40,000,000
FRB borrower-in-custody account	15,000,000	-
Short-term borrowings	39,641,911	32,840,837
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,855,187	2,891,022
Other borrowings	3,919,955	4,026,885
Due to broker	-	4,934,931
Other liabilities	2,859,655	2,861,892
Total liabilities	563,845,155	558,000,338

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, at stated value, 15,000,000 shares authorized; 2,321,182 and
2,315,182 shares outstanding at September 30, 2008 and June 30, 2008, respectively	2,321,182	2,315,182
Additional paid-in capital	2,626,770	2,582,270
Retained earnings	36,541,366	36,679,932
Accumulated other comprehensive loss	(164,872)	(1,304,072)
Total stockholders' equity	41,324,446	40,273,312

Total liabilities and stockholders' equity	$605,169,601	$598,273,650

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Interest and dividend income:
Interest on loans	$6,801,248	$7,723,178
Interest on Federal Home Loan Bank overnight deposits	-	10,909
Taxable interest on available-for-sale securities	1,619,925	973,414
Tax-exempt interest on available-for-sale securities	114,525	111,123
Dividends on available-for-sale securities	11,710	32,779
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	44,143	85,283
Other interest and dividend income	3,196	20,201
Total interest and dividend income	8,594,747	8,956,887

Interest expense:
Deposits	2,537,536	3,414,576
Federal Home Loan Bank advances	769,722	1,094,174
Structured repurchase agreements	658,034	125,989
Short-term borrowings	217,458	372,425
Junior subordinated debentures issued to affiliated trusts	253,259	273,480
FRB Borrower-in-Custody	12,094	7,877
Obligation under capital lease agreements	39,950	33,441
Other borrowings	65,487	42,078
Total interest expense	4,553,540	5,364,040

Net interest and dividend income before provision for loan losses	4,041,207	3,592,847

Provision for loan losses	520,724	190,283
Net interest and dividend income after provision for loan losses	3,520,483	3,402,564

Noninterest income:
Fees for other services to customers	311,271	273,613
Net securities losses	(108,127)	(5,937)
Gain on sales of loans	111,325	152,956
Investment commissions	420,702	398,010
Insurance commissions	1,517,447	866,042
BOLI income	123,201	111,766
Other income	184,828	192,924
Total noninterest income	2,560,647	1,989,374

Noninterest expense:
Salaries and employee benefits	3,443,918	2,861,145
Occupancy expense	440,464	411,007
Equipment expense	410,933	379,380
Intangible assets amortization	194,632	103,537
Other	1,598,895	1,086,535
Total noninterest expense	6,088,842	4,841,604

(Loss) Income before income tax (benefit) expense	(7,712)	550,334
Income tax (benefit) expense	(76,828)	119,769

Net income	$69,116	$430,565

Earnings per common share:
Basic	$0.03	$0.18
Diluted	$0.03	$0.18

Net interest margin (tax equivalent basis)	2.92%	2.75%
Net interest spread (tax equivalent basis)	2.69%	2.42%
Return on average assets (annualized)	0.05%	0.31%
Return on average equity (annualized)	0.68%	4.17%
Efficiency ratio	92%	87%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2008 and 2007
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance at June 30, 2007	$-	$2,448,832	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for three months ended 09/30/07				430,565		430,565
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment					964,552	964,552
Total comprehensive income						1,395,117

Dividends on common stock at $0.09 per share				(220,736)		(220,736)
Common stock re-purchased		(77,500)	(1,305,625)			(1,383,125)

Balance at September 30, 2007	$-	$2,371,332	$3,409,539	$35,810,257	$(949,994)	$40,641,134

Balance at June 30, 2008	$-	$2,315,182	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for three months ended 09/30/08				69,116		69,116
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment					1,139,200	1,139,200
Total comprehensive income						1,208,316

Dividends on common stock at $0.09 per share				(207,682)		(207,682)
Stock options exercised		6,000	44,500			50,500

Balance at September 30, 2008	$-	$2,321,182	$2,626,770	$36,541,366	$(164,872)	$41,324,446

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash provided by operating activities:	$404,259	$447,793

Cash flows from investing activities:
Available-for-sale securities purchased	(16,215,528)	(25,540,529)
Available-for-sale securities matured	3,458,681	3,440,048
Available-for-sale securities sold	249,974	395,695
Net change in loans	285,678	4,366,136
Net capital expenditures	(781,094)	(111,003)
Proceeds from sale of aquired assets	217,587	-
Cash paid in connection with acquisition of insurance agency	-	(425,250)
Net cash used in investing activities	(12,784,702)	(17,874,903)

Cash flows from financing activities:
Net change in deposits	(6,781,324)	(3,540,982)
Net change in short-term borrowings	6,801,074	(1,420,092)
Dividends paid	(207,682)	(220,736)
Proceeds from stock option exercised	50,500	-
Common stock repurchased	-	(1,383,125)
Advances from the Federal Home Loan Bank	5,000,000	-
Repayment of advances from the Federal Home Loan Bank	(10,000,000)	(8,211,517)
Net advances on Federal Home Loan Bank overnight advances	(19,095,000)	435,000
Structured repurchase agreements	20,000,000	30,000,000
FRB borrower-in-custody	15,000,000	-
Repayment on debt from insurance agencies acquisitions	(106,930)	(25,106)
Repayment on capital lease obligation	(35,835)	(32,625)
Net cash provided by financing activities	10,624,803	15,600,817

Net decrease cash and cash equivalents	(1,755,640)	(1,826,293)

Cash and cash equivalents, beginning of period	12,543,981	10,741,721
Cash and cash equivalents, end of period	$10,788,341	$8,915,428

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Transfer from loans to aquired assets and other real estate owned	$101,283	$-
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$1,139,200	$964,552

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$60,000	$220,000
Interest paid	4,553,700	5,306,321

Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2008, the results of operations for the three month periods ended September 30, 2008 and 2007, the changes in stockholders' equity for the three month periods ended September 30, 2008 and 2007, and the cash flows for the three month periods ended September 30, 2008 and 2007. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report on Form 10-K. Certain June 30, 2008 amounts have been reclassified to be consistent with the September 30, 2008 financial statements.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at September 30, 2008.  Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	6.56%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	6.12%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 6.56% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Trust Preferred Securities is approximately $1,010,000.

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2008	June 30, 2008
Residential real estate	$139,829,532	$140,244,226
Commercial real estate	113,620,250	111,222,848
Construction	5,569,819	4,536,974
Commercial	29,810,549	33,516,315
Consumer & Other	117,350,011	117,046,759
Total	406,180,161	406,567,122
Net Deferred Costs	2,578,469	2,626,847
Total Loans	$408,758,630	$409,193,969

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three months Ended September 30,
	2008	2007
Balance at beginning of period	$5,656,000	$5,756,000
Add provision charged to operations	520,724	190,283
Recoveries on loans previously charged off	31,533	17,788
	6,208,257	5,964,071
Less loans charged off	552,257	208,071
Balance at end of period	$5,656,000	$5,756,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities at September 30, 2008 and June 30, 2008 are summarized below:

	September 30, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$1,394,383	$1,325,040	$1,394,087	$1,313,124
Mortgage-backed securities	128,313,199	129,341,441	120,695,852	119,600,353
Municipal bonds	11,272,486	10,881,530	11,274,516	11,112,247
Corporate bonds	500,000	459,237	500,000	481,768
Equity securities	2,214,372	1,437,387	2,594,389	1,975,485
	$143,694,440	$143,444,635	$136,458,844	$134,482,977

The cost and market values of available-for-sale debt securities at September 30, 2008 and June 30, 2008, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	500,000	459,237	500,000	481,768
Due after five years through ten years	215,385	205,097	215,396	215,432
Due after ten years	12,451,484	12,001,473	12,453,207	12,209,939
Mortgage-backed securities (including securities with interest rates
ranging from 4.0% to 6.4% maturing February 2013 to August 2038)	128,313,199	129,341,441	120,695,852	119,600,353
	$141,480,068	$142,007,248	$133,864,455	$132,507,492

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 26,480,000	1.25% - 5.11%	2009
2,000,000	4.31	2010
8,000,000	3.99 - 4.99	2011
15,000,000	2.55 – 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 66,480,000

June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 55,575,000	2.50% - 5.21%	2009
2,000,000	4.31	2010
3,000,000	4.99	2011
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 90,575,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at September 30, 2008. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy for the three months ended September 30, 2008, the Company borrowed $20,000,000.

September 30, 2008
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$60,000,000

June 30, 2008
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
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

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $67,087,489 as of September 30, 2008.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2008 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the three months ended September 30, 2008, and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the September 30, 2008 financial statements.

9.  Capital Lease

In fiscal 2008, the Company recognized a capital lease obligation for the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine, which was acquired by Northeast Bank Insurance Group, Inc. on November 30, 2007.  The present value of the annual lease payments of $38,880 over the remaining twenty-one year term exceeded 90% of the fair value of this building.  The Spence & Matthews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine.  The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building.  Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.  The capital lease obligation was $2,855,187 and $2,891,022 at September 30, 2008 and June 30, 2008, respectively. The capital lease asset is being amortized over the lease term.

10.  Insurance Agency Acquisitions
Northeast Bank Insurance Group, Inc. acquired three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007.  Each acquisition was structured as a purchase of assets for cash and a note, except the Palmer Insurance Agency which was the purchase of stock for cash and a note.  The details of each purchase appear below including the acquisition date and the agency’s location in Maine.  Each agency operates at its existing location except Hartford which was relocated to our agency office in Auburn, Maine and Russell which was relocated to the agency office in Anson, Maine.  Spence & Matthews has an office in Rochester, NH.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet.  All purchase and sale agreements, except those pertaining to the Russell Insurance Agency and Hartford Insurance Agency, call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date.  During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98,332 in accordance with this stipulation.  The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser.  The useful lives of these intangibles range from eleven to nineteen years.  Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred in each transactioin is due to the seller of each agency.  Each note bears an interest rate of 6.50% over terms as follows:  Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years.  Hartford, Spence & Matthews, and Hyler are payable over a term of seven years.  Hartford, Spence & Matthews, and Hyler have debt of $100,000, $800,000, and $200,000, respectively that bears no interest and has been recorded at its present value assuming a discount rate of 6.50%.  Northeast Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine, and Hyler, which are operating leases.  We also lease both office locations for Spence & Matthews.  The Berwick office is recorded as a capital lease.  The Rochester, NH lease is an operating lease.  Northeast Bank acquired Palmer’s agency building and land in January, 2007.

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

11.  Fair Value Measurement

The Company adopted FAS No. 157 “Fair Value Measurement” in the first quarter of fiscal 2009. The Company’s available for sale securities is subject to SFAS No. 157 disclosure for interim reporting.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 describes three levels of inputs that may be used to measure fair value (with the highest priority given to Level 1, as these are the most transparent or reliable):

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Significant other observable inputs, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and modeled-derived valuation in which all significant inputs are observable in active markets.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair market value.  The Company performs due diligence to understand the inputs used or how the data was calculated or derived.

To estimate the market value of its available-for-sale securities, the Bank obtains current market pricing from quoted market sources or using pricing for similar securities.  Assets measured at fair value on a recurring basis are summarized below.

Assets Measured at Fair Value on a Recurring Basis

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale-securities	$143,444,635	$1,437,387	$142,007,248	-

Assets Measured at Fair Value on a Nonrecurring Basis

Certain impaired loans are reported at fair value of the underlying collateral if repayment is expected solely from collateral.   Collateral values are estimated using Level 2 inputs based on appraisal of similar properties obtained from a third party valuation service.  For Level 3 inputs, collateral values were based on management’s estimates pending appraisals from third party valuation services or imminent sale of the collateral.

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$ 2,624,559	-	$ 2,338,000	$ 286,559

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2008 and 2007 and the financial condition at September 30, 2008 and June 30, 2008. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2008, for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the current disruptions in the financial and credit markets, the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2008 and the additional risk factors in Part II of this 10-Q. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2008 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition.

Northeast Bank is faced with the following challenges: growing our loan portfolio, improving net interest margins, executing our plan of increasing noninterest income and improving the efficiency ratio.

Loans have decreased compared to June 30, 2008, due principally to a decrease in commercial loans. Competition for commercial loans is intense and we are not competing for relationships where we believe transactions do not reflect pricing or structure for risk.

To improve net interest income, we leveraged our balance sheet using investment securities during the three months ended September 30, 2008.  During the quarter ended September 30, 2008, we purchased $11 million of mortgage-backed securities funded with short-term advances from the Fed Discount Window.  For the three months ended September 30, 2008, the Bank borrowed $10 million using $11 million of mortgage-backed securities as collateral.  The proceeds were used to repay the Fed Discount Window short-term advances.  This leveraging of our balance sheet increased overall earning assets at September 30, 2008 compared to prior periods.

Net interest margins are expected to continue to improve modestly over the near term. This increase will be due to the volume of certificates of deposits that is expected to reprice in the next quarter to interest rates lower than one year ago. Since our balance sheet was liability sensitive at June 30, 2008, the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets and would generally be expected to result in an increase in net interest income during a period of falling interest rates (and a decrease in net interest income during a period of rising interest rates). We believe that the prospect of additional decreases in prime rate in the immediate future is likely based on the expectation that the Federal Reserve Bank will lower the federal funds rate.  Any significant improvement in net interest income would also require an increased volume of new loan originations in addition to the changes in market rates.

Management believes that the allowance for loan losses as of September 30, 2008 was adequate, under present conditions, for the known credit risk in the loan portfolio. While non-accrual loans and loan delinquencies decreased compared to the levels at June 30, 2008 and as the loan portfolio decreased $435,339 during the three months ended September 30, 2008, we have maintained our allowance for loan losses at $5,656,000.

We expect to improve non-interest income primarily from increases in consumer and commercial property and casualty insurance policies sold by Northeast Bank Insurance Agency, Inc. through cross-sales to bank customers and sales to new customers, thereby increasing insurance commission revenue, and sales of investments by the wealth management division of our trust department and the investment brokerage division, thereby increasing commission revenue. Non-interest expense is expected to increase to support this expansion.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 92% and 87% for the three months ended September 30, 2008 and 2007, respectively.  The ratio has increased due to the increase in noninterest expense as compared to the same period during the prior fiscal year, with this increase exceeding the increases in net interest income and non interest income.  The Company recognized impairment expense of $267,976 on preferred stock securities of FNMA and FHLMC and the common and preferred stock of AIG Insurance which the US Treasury seized control of on September, 2008, contributing to the increase in noninterest expense for the three months ended September 30, 2008.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2008, we had eleven banking offices, one financial center and fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire. At September 30, 2008, we had consolidated assets of $605.2 million and consolidated stockholders' equity of $41.3 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. The Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 11 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's financial center is located in Falmouth, Maine and houses our investment brokerage division which offers investment, insurance and financial planning products and services.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency.  Its 14 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley (its headquarters), Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire.  Seven agencies have been acquired in the past twenty four months : Hyler Agency of Thomaston, Maine was acquired on December 11, 2007, Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2007; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2007; Russell Agency of Madison, Maine was acquired on June 28, 2007; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2007;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine.  All of our insurance agencies offer personal and commercial property and casualty insurance products.  See Note 6 in our June 30, 2008 audited consolidated financial statements and Note 10 of the September 30, 2008 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and a variety of consumer loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income. It continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets(i.e. loans and investments) and interest-bearing liabilities (i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management and financial planning to reduce its dependency on net interest income.

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

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

General

The Company reported consolidated net income of $69,116, or $0.03 per diluted share, for the three months ended September 30, 2008 compared to $430,565, or $0.18 per diluted share, for the three months ended September 30, 2007, a decrease of $361,449, or 84%. Net interest and dividend income increased $448,360, or 12%, as a result of a higher net interest margin and increased earning assets. The provision for loan losses increased $330,441, or 173%, compared to the quarter ended September 30, 2007, from increased net credit losses.  Noninterest income increased $571,273, or 29%, primarily from increased insurance commissions partially offset by net securities losses. Noninterest expense increased $1,247,238, or 26%, primarily due to increased salaries and employee benefits and other noninterest expenses related to insurance agency acquisitions and impairment expense from available for sale securities.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 0.68% and 0.05%, respectively, for the quarter ended September 30, 2008 as compared to 4.17% and 0.31%, respectively, for the quarter ended September 30, 2007.  The decreases in the returns on average equity and average assets were primarily due to the decrease in net income for the most recent quarter.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2008 increased to $4,041,207 as compared to $3,592,847 for the same period in 2007. The increase in net interest and dividend income of $448,360, or 12%, was primarily due to a 17 basis point increase in net interest margin, on a tax equivalent basis, and by an increase in average earning assets of $30,710,197, or 6%, for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $43,325,615, or 46%, from the purchase of mortgage-backed securities, and an increase in average interest-bearing deposits and regulatory stock of $2,199,171, or 28%, reduced by a decrease in average loans of $14,814,589, or 3%.  Average loans as a percentage of average earning assets was 73% and 81% for quarters ended September 30, 2008 and 2007, respectively.  Our net interest margin, on a tax equivalent basis, was 2.92% and 2.75% for the quarters ended September 30, 2008 and 2007, respectively.  Our net interest spread, on a tax equivalent basis, for the three months ended September 30, 2008 was 2.69%, an increase of 27 basis points from 2.42% for the same period a year ago. Comparing the three months ended September 30, 2008 and 2007, the yields on earning assets decreased 64 basis points and the cost of interest-bearing liabilities decreased 91 basis points. The decrease in our yield on earning assets reflects the 275 basis point decrease in prime rate during the twelve months ended September 30, 2008. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposits, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended September 30, 2008 and 2007.

	Difference Due to
	Volume		Rate	Total
Investments		$562,033	$27,425	$589,458
Loans, net		(263,358)	(658,572)	(921,930)
FHLB & Other Deposits		14,681	(42,595)	(27,914)
Total Interest-earnings Assets		313,356	(673,742)	(360,386)

Deposits		(17,715)	(859,325)	(877,040)
Securities sold under Repurchase Agreements		14,853	(169,820)	(154,967)
Borrowings		405,572	(184,065)	221,507
Total Interest-bearing Liabilities		402,710	(1,213,210)	(810,500)
Net Interest and Dividend Income	$	(89,354)	$539,468	$450,114

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $51,331 and $49,577 for the three months ended September 30, 2008 and 2007, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affecting net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet is currently a liability sensitive position, where the costs of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets. As a result, the Bank is generally expected to experience a decrease in its net interest margins during a period of increasing interest rates, or an increase in its net interest margin during a period of decreasing interest rates.

As of September 30, 2008 and 2007, 42% and 43%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2008 was $520,724, an increase of $330,441, or 174%, from $190,283 for the three months ended September 30, 2007.  We maintained the allowance for loan losses flat to its June 30, 2008 balance by recognizing a provision equal to net charge-offs.   For our internal analysis of adequacy of the allowance for loan losses, we considered: the decrease in net loans during the three months ended September 30, 2008;  the increase in net charge-offs of $330,441 for the three months ended September 30, 2008 compared to the same period in 2007; the increase in net charge-offs of $341,801 for the quarter ended September 30, 2008 compared to the quarter ended June 30, 2008; a decrease in loan delinquency to 2.69% at September 30, 2008 compared to 3.03% at June 30, 2008 and 2.82% at September 30, 2007; a decrease of $1,142,000 in non-performing loans ( 90 days or more past due) at September 30, 2008 compared to June 30, 2008; and a decrease in internally classified and criticized loans at September 30, 2008 compared to June 30, 2008.  Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.38% at September 30, 2008 and June 30, 2008, respectively, compared to 1.37% at September 30, 2007.

Noninterest Income

Total noninterest income was $2,560,647 for the quarter ended September 30, 2008, an increase of $571,273, or 29%, from $1,989,374 for the quarter ended September 30, 2007. This increase reflected the combined impact of a $651,405, or 75%, increase in insurance agency commissions due to full year impact of insurance agency acquisitions, an increase in fees for other services to customers of $37,658, or 14%, and an increase in investment brokerage commission revenue of $22,692, or 6%, partially offset by a increase in net securities losses of $102,190 from the sale of preferred and trust preferred stock of Wachovia Bank, and a decrease of $41,631 in gain on sales of residential real estate loans due to lower volume.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2008 was $6,088,842, an increase of $1,247,238, or 26%, from $4,841,604 for the three months ended September 30, 2007. This increase was primarily due to a $582,773, or 20%, increase in salaries and employee benefits from the full year impact of full-time staff from our insurance agency acquisitions, increase in medical plan benefits expenses, and accruals for a bank-wide incentive program.  The increase in occupancy expense of $29,457, or 7%, was due to the increase in maintenance, utilities expense and real estate taxes partially offset by lower rent expense from the three insurance agency offices acquired in fiscal 2008.    Equipment expense increased $31,553, or 8%, primarily due to increased computer hardware and software depreciation expense and software licensing expense.  Intangible amortization increased $91,095, or 88%, from the customer list and non-compete intangibles added from the three insurance agencies acquired since September 30, 2007. Other noninterest expense increased $512,360, or 47%, primarily from $267,976 of impairment expense recognized on common and preferred stocks, including 1,000 shares of FNMA preferred stock and 4,000 shares of FHLMC preferred stock, increased professional fees for conversions and managing the disposal of repossessed loan collateral, increased collections expenses, increased FDIC insurance expense due to the expiration of credits, and an increase in computer services expense from core system conversions in our insurance division.

Income Taxes

For the three months ended September 30, 2008, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2007.  For the three months ended September 30, 2008, the income benefit was due to the mix of tax-exempt interest from loans and municipal securities and BOLI income.

Efficiency Ratio

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 92% and 87% for the three months ended September 30, 2008 and 2007, respectively.  The increase in the efficiency ratio for the three months ended September 30, 2008 was due to an increase in noninterest expense compared to the three months ended September 30, 2007.

Financial Condition

Our consolidated assets were $605,169,601 and $598,273,650 as of September 30, 2008 and June 30, 2008, respectively, an increase of $6,895,951, or 1%. This increase was primarily due to increases of $8,961,658, or 7%, in available-for-sale securities,  $1,026,516, or 30%, in interest-bearing deposits  and $560,666, or 115%, in loans held for sale partially offset by a decrease of $435,339, or less than 1%, in net loans primarily from a decrease in commercial loans,  a decrease in cash and due from banks of $2,782,156, or 31%, and a net decrease in the combination of premises and equipment, acquired assets accrued interest receivable, goodwill, intangible assets, bank owned life insurance and other assets of $435,394. For the three months ended September 30, 2008, average total assets were $598,928,259, an increase of $39,248,883, or 7%, from $559,679,376 for the same period in 2007. This average asset increase was primarily attributable to an increase in interest-bearing deposits, available-for-sale securities, fixed assets, goodwill and intangibles and BOLI.

Total stockholders' equity was $41,324,446 and $40,273,312 at September 30, 2008 and June 30, 2008, respectively, an increase of $1,051,134, or 3%, due to net income for the three months ended September 30, 2008 and a decrease in accumulated other comprehensive loss partially offset by dividends paid.  Book value per outstanding share was $17.80 at September 30, 2008 and $17.40 at June 30, 2008.  Tangible book value per outstanding share was $12.36 at September 30, 2008 and $11.85 at June 30, 2008.  This increase in tangible book value was due to a decrease in total goodwill and other intangibles deducted from capital. This decrease in goodwill and other intangibles was due to the amortization of other intangibles during the quarter ended September 30, 2008.

Investment Activities

The available-for-sale investment portfolio was $143,444,635 as of September 30, 2008, an increase of $8,961,658, or 7%, from $134,482,977 as of June 30, 2008.  This increase was primarily due to leveraging transactions in July and September, 2008 in which $22 million of mortgage-backed securities were acquired, through available funds and structured repurchase agreements of $20 million with an average interest rate of 4.37% and a spread of approximately 1.34%.  To reduce the balance sheet exposure to rising interest rates, $20 million of interest rate caps were imbedded in these transactions with a strike rate based on three month LIBOR. See note 7 for additional information.

The investment portfolio as of September 30, 2008 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $137,991,330 for the three months ended September 30, 2008 as compared to $94,665,715 for the three months ended September 30, 2007, an increase of $43,325,615, or 45%. This increase was due primarily to the leveraging strategy purchasing of mortgage-backed securities funded with structured repurchase agreements noted above.

Our entire investment portfolio was classified as available-for-sale at September 30, 2008 and June 30, 2008, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at September 30, 2008 were $143,694,440 and $143,444,635, respectively. The difference between the carrying value and the cost of the securities of $249,805 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $776,985, and the net unrealized gains on U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities were $527,181 at September 30, 2008. The U.S. government-sponsored enterprises, corporate debt and mortgage-backed securities have increased in market value due to the recent decreases in long-term interest rates as compared to June 30, 2008. Substantially all of the U.S. government-sponsored enterprises, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. The single corporate bond in the bank’s portfolio has been downgraded by credit rating agencies below our investment grade.  We did not consider it impaired at September 30, 2008 due to the short maturity of the bond.  Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, excluding loans held-for-sale, of $408,758,630 as of September 30, 2008 decreased $435,339, or less than 1%, from $409,193,969 as of June 30, 2008. Compared to June 30, 2008, commercial real estate loans increased $2,397,402, or 2%, construction loans increased $1,032,845, or 23%, and consumer and other loans increased $303,252, or less than 1%. Residential real estate loans decreased $414,694, or less than 1%, and commercial loans decreased $3,705,766, or 11%. Net deferred loan origination costs decreased $48,378. The total loan portfolio averaged $407,879,138 for the three months ended September 30, 2008, a decrease of $14,188,593, or 3%, compared to $422,067,731 for the three months ended September 30, 2007.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 35% as of September 30, 2008, and 34% as of June 30, 2008 and September 30, 2007, respectively. The variable rate product as a percentage of total residential real estate loans was 33%, 34% and 36% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $139,606,727 for the three months ended September 30, 2008 decreased $3,609,240, or 3%, from $143,215,967 for the three months ended September 30, 2007. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 3% of residential real estate loans at September 30, 2008. The Bank has not pursued a similar strategy recently.

Commercial real estate loans increased and commercial loans decreased at September 30, 2008 compared to the same period in the prior year.  These changes reflect the intense competition for new and renewing commercial real estate and commercial loans.  The Bank tightened its credit underwriting standards as delinquencies and classified and criticized loans increased over the past twelve months, and priced new commercial real estate and commercial loans to reflect risk.

Commercial real estate loans as a percentage of total loans were 28%, 27%, and 26% as of September 30, 2008, June 30, 2008 and September 30, 2007, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 91% as of September 30, 2008, 95% as of June 30, 2008 and September 30, 2007, respectively.  The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $111,880,322 for the three months ended September 30, 2008 increased $958,921, or 1%, from the same period in 2007.

Construction loans as a percentage of total loans were 1% as of September 30, 2008, June 30, 2008 and September 30, 2007, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 37% as of September 30, 2008 and June 30, 2008, respectively, and 56% as of September 30, 2007. Average construction loans were $4,693,502 and $5,526,716 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $833,214, or 15%.

Commercial loans as a percentage of total loans were 7% as of September 30, 2008, 8% as of June 30, 2008 and 9% as of September 30, 2007. The variable rate products as a percentage of total commercial loans were 67% as of September 30, 2008 and June 30, 2008, respectively, and 60% as of September 30, 2007. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $31,282,945 for the three months ended September 30, 2008 decreased $7,079,234, or 18%, from $38,362,179 for the same period in 2007.

Effective October 31, 2008, we terminated all consumer indirect lending.  Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods.

Consumer and other loans as a percentage of total loans were 29% for the period ended September 30, 2008, and 30% for the periods ended June 30, 2008 and September 30, 2007, respectively. At September 30, 2008 and June 30, 2008, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 30%, 47%, and 18% of total consumer loans, respectively.  Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrites all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically pays a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $117,794,691 and $121,227,351 for the three months ended September 30, 2008 and 2007, respectively. The $3,432,660, or 3%, decrease was due to decreased indirect auto and mobile home loans. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30, 2008		June 30, 2008
Indirect Auto	$35,954,685	30%	$34,980,847	30%
Indirect RV	54,944,710	47%	54,915,583	47%
Indirect Mobile Home	20,942,250	18%	21,759,537	18%
Subtotal Indirect	111,841,645	95%	111,655,967	95%
Other	5,508,366	5%	5,390,792	5%
Total	$117,350,011	100%	$117,046,759	100%

Classification of Assets

Loans are classified as non-performing when reaching 90 days or more delinquent or, when less than 90 days past due, when we judge that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $6,561,000 and $7,703,000 at September 30, 2008 and June 30, 2008, respectively, or 1.61% and 1.88% of total loans, respectively. The Bank's allowance for loan losses was equal to 86% and 73% of the total non-performing loans at September 30, 2008 and June 30, 2008, respectively. The following table represents the Bank's non-performing loans as of September 30, 2008 and June 30, 2008:

Description	September 30, 2008	June 30, 2008
Residential Real Estate	$1,118,000	$1,390,000
Commercial Real Estate	2,484,000	2,358,000
Commercial Loans	2,350,000	3,214,000
Construction	-	101,000
Consumer and Other	609,000	640,000
Total non-performing	$6,561,000	$7,703,000

Non-performing loans decreased in the three months ended September 30, 2008 compared to June 30, 2008. Of total non-performing loans at September 30, 2008, $3,046,000 of these loans were current and paying as agreed compared to $2,510,000 at June 30, 2008, an increase of $536,000. The Bank maintains these loans as non-performing until the respective borrowers have demonstrated a sustainable period of performance. At September 30, 2008, the Bank had $881,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $1,799,000 when compared to the level of $2,680,000 at June 30, 2008.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

9/30/08	6/30/08	3/30/08	12/31/07	9/30/07
3.43%	3.64%	4.41%	4.49%	3.11%

Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, were 2.69% as of September 30, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,656,000 as of September 30, 2008, unchanged from the level at June 30, 2008, representing 1.38% of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the three months ended September 30, 2008, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of September 30, 2008 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2008. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies AA- or better at September 30, 2008. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 27.2% of the Bank’s total risk-based capital as of September 30, 2008, which exceeds our 25% policy limit and was attributable to the deduction of goodwill and intangibles from the insurance agency acquisitions in calculating the Bank’s total risk-based capital.

Goodwill of $4,390,340 as of September 30, 2008 was unchanged from the balance as of June 30, 2008. Goodwill resulted from consideration paid in excess of identified tangible and intangible assets from the seven insurance agency acquisitions that occurred during the two fiscal years ended June 30, 2008.

Intangible assets of $8,249,792 as of September 30, 2008 decreased $194,632, or 2%, from $8,444,424 as of June 30, 2008 from amortization.  This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2008 for additional information on intangible assets.

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

Total deposits of $356,592,447 as of September 30, 2008 decreased $6,781,324, or 2%, from $363,373,771 as of June 30, 2008. Brokered deposits were virtually unchanged.  The overall decrease in customer deposits was due to the decrease in certificates of deposit of $9,299,701, or 4%.  With approximately $90 million of certificates of deposit maturing through September 30, 2008, management did not promote certificate of deposits with above market rates, allowing these maturing certificates of deposit to roll-over at lower rates.  The lack of promotion caused a number of certificates to be lost to competitors.  Overall, this lowered our cost of funds.  NOW account balances decreased $1,453,422, or 3%.  Partially offsetting the decrease in certificates of deposit and NOW accounts, demand deposit accounts increased $2,736,148, or 8%, money market accounts increased $1,011,084, or 5%, and savings accounts increased $217,624, or 1%, during the three months ended September 30, 2008.  Management's strategy is to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $361,586,605 for the three months ended September 30, 2008 decreased $282,619, or less than 1%, compared to the average for the three months ended September 30, 2007 of $361,869,224. This decrease in total average deposits compared to September 30, 2007 was attributable to a decrease in average NOW accounts of $5,809,086, or 11%, a decrease in average savings of $713,323, or 3%, a $7,772,207, or 38%, decrease in average brokered time deposits, and a $2,381,020, or 1%, decrease in average certificates of deposits. These decreases were partially offset by a $1,421,063, or 4%, increase in demand deposit accounts, and a $14,971,954, or 185%, increase in money market accounts. These increases in core account balances reflect customers moving funds to higher yielding deposit accounts. Excluding average brokered deposits, average customer deposits increased $7,489,588, or 2%, for the three months ended September 30, 2008 compared to the same period one year ago.

Even though deposit interest rates have remained competitive, the rates of return are potentially higher than with other financial instruments such as mutual funds and annuities. All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have maturities no greater than $5 million in any one month and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, both are interest rate sensitive with respect to the Bank's ability to retain the funds.  At September 30, 2008 and June 30, 2008, brokered time deposits as a percentage of total assets were 2.1%, respectively, and 3.3% at September 30, 2007. The weighted average maturity for the brokered deposits was approximately 0.4 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $66,480,000 as of September 30, 2008, a decrease of $24,095,000, or 27%, from $90,575,000 as of June 30, 2008. At September 30, 2008, we had pledged U.S. government agency and mortgage-backed securities of $33,017,486 as collateral for FHLB advances. We plan to continue to purchase additional mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $77,683,587 for the three months ended September 30, 2008, a decrease of $8,536,992, or 10%, compared to $86,220,579 average for the same period last year.

Structured repurchase agreements were $60,000,000 at September 30, 2008, an increase of $20,000,000, or 50%, from $40,000,000 as of June 30, 2008.  We pledged $67,087,489 of mortgage-backed securities and cash, which resulted from margin calls, as collateral.  In addition to leveraging our balance sheet to improve net interest income, three of the four structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates. Our balance sheet is liability sensitive, where interest-bearing liabilities reprice more quickly than our interest-earning assets.    Average structured repurchase agreements were $50,000,000 as of September 30, 2008, an increase of $38,913,043 compared to $11,086,957 as of September 30, 2007.  See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $39,641,911 as of September 30, 2008, an increase of $6,801,074, or 21%, from $32,840,837 as of June 30, 2008. Market interest rates are offered on this product. At September 30, 2008, we had pledged U.S. government agency and mortgage-backed securities of $28,420,763 as collateral for repurchase agreements. Sweep accounts had excess deposit insurance coverage of $7,630,000.  Average short-borrowings were $35,300,069 for the three months ended September 30, 2008, an increase of $1,405,035, or 4%, compared to the average for the three months ended September 30, 2007 of $33,895,034.

The Bank has a line of credit under the Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.25%. At September 30, 2008, there was $15,000,000 outstanding under this credit line and none at June 30, 2008.  Due to the volatility of overnight FHLB interest rates during the month of September, 2008, this line of credit was used to replace FHLB overnight advances.  The interest rate on the line of credit is 1.75% and matures January 7, 2009.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2008 in addition to the traditional retail deposit products:

Brokered time deposit	$ 138,689,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 34,388,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$ 11,121,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$ 184,198,000

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

The following table summarizes the outstanding junior subordinated notes as of September 30, 2008:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	6.56%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	6.12%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $1,010,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three months ended September 30, 2008, the Company repurchased no shares of stock. Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through September 30, 2008.  The remaining repurchase capacity of the plan was 58,400 shares at quarter end.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $41,324,446 as of September 30, 2008, as compared to $40,273,312 at June 30, 2008. The increase of $1,051,134, or 3%, was due to net income for the three months ended September 30, 2008 of $69,116, a decrease in other comprehensive loss of $1,139,200, and stock options exercised of $50,500 that was partially offset by the payment of dividends of $207,682. Book value per common share was $17.80 as of September 30, 2008, as compared to $17.40 at June 30, 2008.  Tier 1 capital to total average assets of the Company was 7.20% as of September 30, 2008 and 7.31% at June 30, 2008.

The Company's net cash provided by operating activities was $404,259 during the three months ended September 30, 2008, which was a $43,534 decrease compared to the same period in 2007, and was primarily attributable to an increase in loans held for sale for the three months ended September 30, 2008.  Investing activities were a net use of cash primarily due to purchasing investment securities during the three months ended September 30, 2008 but less than the same period in 2007.  Financing activities resulted in a net source of cash from increases in short-term borrowings, structured repurchase agreements, and Fed Discount Window Borrower-in-Custody line of credit partially offset by net decreases in deposits and a net decrease in FHLB advances compared to the same period in 2007.  Overall, the Company's cash and cash equivalents decreased by $1,755,640 during the three months ended September 30, 2008.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2008, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2008, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total capital to risk weighted assets	$50,202	11.88%	$33,810	8.00%	$42,262	10.00%
Tier 1 capital to risk weighted assets	$42,341	10.02%	$16,905	4.00%	$25,357	6.00%
Tier 1 capital to total average assets	$42,341	7.20%	$23,508	4.00%	$29,385	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total capital to risk weighted assets	$45,647	10.86%	$33,622	8.00%	$42,028	10.00%
Tier 1 capital to risk weighted assets	$40,507	9.64%	$16,811	4.00%	$25,217	6.00%
Tier 1 capital to total average assets	$40,507	6.92%	$22,414	4.00%	$29,267	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2008, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$66,480,000	$26,480,000	$10,000,000	$15,000,000	$15,000,000
Fed Discount Window Borrower-in-Custody	15,000,000	15,000,000	-	-	-
Structured repurchase agreements	60,000,000	30,000,000	20,000,000	10,000,000	-
Junior subordinated notes	16,496,000	6,186,000	10,310,000	-	-
Capital lease obligation	2,855,187	149,764	323,818	358,982	2,022,623
Other borrowings	3,919,955	488,522	1,297,800	1,090,878	1,042,755
Total long-term debt	164,751,142	78,304,286	41,931,618	26,449,860	18,065,378

Operating lease obligations (1)	1,992,871	451,711	771,742	499,491	269,927
Total contractual obligations	$166,744,013	$78,755,997	$42,703,360	$26,949,351	$18,335,305

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$16,637,831	$16,637,831	$-	$-	$-
Commitments related to loans held for sale(3)	1,619,600	1,619,600	-	-	-
Unused lines of credit (4)(5)	47,639,840	20,293,789	3,060,385	3,505,585	20,780,081
Standby letters of credit (6)	1,186,953	1,185,553	1,400	-	-
	$67,084,224	$39,736,773	$3,061,785	$3,505,585	$20,780,081

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2008 was a loss of $14,055.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2008. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4T. Controls and Procedures

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2008.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2008 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.
Risk Factors
The following risk factors are in addition to those risk factors set forth in our Annual Report on Form10-K for the fiscal year ended June 30, 2008.

Difficult Conditions in the Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels.  In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and induced fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals, may have an adverse effect on us, in part because we have a large investment portfolio and also because we are dependent upon customer behavior. Our revenues are likely to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected.  Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

Recent Negative Developments In The Financial Industry And The Credit Markets May Subject Us To Additional Regulation.

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Our Future Growth May Require Us To Raise Additional Capital In The Future, But That Capital May Not Be Available When It Is Needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

The FDIC deposit insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

        As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the increased deposit account insurance limit, we anticipate that the deposit insurance premium assessments paid by all banks will increase. If the deposit insurance premium assessment rate applicable to us increases, our earnings could be adversely impacted.

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jul. 1 – Jul. 31	-	-	-	58,400
	Aug 1 – Aug. 31	-	-	-	58,400
	Sep. 1 – Sep. 30	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
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

Date: November 13, 2008		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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