Form 10-Q
period 2008-12-31
NORTHEAST BANCORP /ME/
filed 2009-02-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2008
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 7, 2009, the registrant had outstanding 2,321,332 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2008 (Unaudited) and June 30, 2008

Consolidated Statements of Income (Unaudited) Three Months Ended December 31, 2008 and 2007

Consolidated Statements of Income (Unaudited) Six Months Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Six Months Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows (Unaudited) Six Months Ended December 31, 2008 and 2007

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,159,237	$9,077,012
Interest-bearing deposits	4,232,944	3,466,969
Total cash and cash equivalents	10,392,181	12,543,981

Available-for-sale securities, at fair value	157,834,423	134,482,977
Loans held-for-sale	1,357,425	485,580

Loans receivable	408,243,464	409,193,969
Less allowance for loan losses	5,721,000	5,656,000
Net loans	402,522,464	403,537,969

Premises and equipment, net	9,098,794	8,683,569
Acquired assets, net	742,174	678,350
Accrued interest receivable	2,294,047	2,291,314
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	471,500	471,500
Goodwill	4,390,340	4,390,340
Intangible assets, net of accumulated amortization of $2,025,411 at 12/31/08 and $1,642,140 at 6/30/08	8,061,153	8,444,424
Bank owned life insurance	12,567,873	12,292,216
Other assets	4,031,717	5,082,030
Total assets	$618,653,491	$598,273,650

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$32,721,449	$35,142,661
NOW	45,162,808	47,977,659
Money market	26,057,527	22,160,816
Regular savings	18,558,856	19,905,507
Brokered time deposits	17,547,060	12,596,615
Certificates of deposit	224,943,068	225,590,513
Total deposits	364,990,768	363,373,771

Federal Home Loan Bank advances	65,895,000	90,575,000
Structured repurchase agreements	60,000,000	40,000,000
FRB borrower-in-custody account	15,000,000	-
Short-term borrowings	39,764,804	32,840,837
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,818,912	2,891,022
Other borrowings	3,431,432	4,026,885
Due to broker	-	4,934,931
Other liabilities	2,342,832	2,861,892
Total liabilities	570,739,748	558,000,338

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 and 0 shares outstanding
at December 31, 2008 and June 30, 2008, respectively; liquidation preference of $1,000 per share	4,227	-
Common stock, at stated value, 15,000,000 shares authorized; 2,321,332 and
2,315,182 shares outstanding at December 31, 2008 and June 30, 2008, respectively	2,321,332	2,315,182
Warrants	133,468	-
Additional paid-in capital	6,711,089	2,582,270
Retained earnings	36,624,580	36,679,932
Accumulated other comprehensive income (loss)	2,119,047	(1,304,072)
Total stockholders' equity	47,913,743	40,273,312
Total liabilities and stockholders' equity	$618,653,491	$598,273,650

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Interest and dividend income:
Interest on loans	$6,615,786	$7,588,460
Interest on Federal Home Loan Bank overnight deposits	244	24,569
Taxable interest on available-for-sale securities	1,833,533	1,206,280
Tax-exempt interest on available-for-sale securities	112,601	112,608
Dividends on available-for-sale securities	23,538	33,865
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	37,806	86,127
Other interest and dividend income	29,408	20,741
Total interest and dividend income	8,652,916	9,072,650

Interest expense:
Deposits	2,376,157	3,412,717
Federal Home Loan Bank advances	659,223	965,515
Structured repurchase agreements	763,737	362,972
Short-term borrowings	223,973	402,950
Junior subordinated debentures issued to affiliated trusts	257,656	272,412
FRB Borrower-in-Custody	49,897	-
Obligation under capital lease agreements	39,511	33,024
Other borrowings	56,117	53,766
Total interest expense	4,426,271	5,503,356

Net interest and dividend income before provision for loan losses	4,226,645	3,569,294

Provision for loan losses	503,561	179,653
Net interest and dividend income after provision for loan losses	3,723,084	3,389,641

Noninterest income:
Fees for other services to customers	278,042	269,866
Net securities gains (losses)	26,060	(1,799)
Gain on sales of loans	111,211	121,287
Investment commissions	607,628	586,488
Insurance commissions	1,430,767	1,098,976
BOLI income	122,456	105,283
Other income	174,763	216,784
Total noninterest income	2,750,927	2,396,885

Noninterest expense:
Salaries and employee benefits	3,599,258	3,122,918
Occupancy expense	451,373	439,958
Equipment expense	422,391	407,829
Intangible assets amortization	188,639	145,211
Other	1,479,660	1,164,934
Total noninterest expense	6,141,321	5,280,850

Income before income tax expense	332,690	505,676
Income tax expense	39,115	103,248

Net income	$293,575	$402,428

Earnings per common share:
Basic	$0.12	$0.17
Diluted	$0.12	$0.17

Net interest margin (tax equivalent basis)	2.99%	2.66%
Net interest spread (tax equivalent basis)	2.82%	2.39%
Return on average assets (annualized)	0.19%	0.28%
Return on average equity (annualized)	2.75%	3.85%
Efficiency ratio	88%	89%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Interest and dividend income:
Interest on loans	$13,417,034	$15,311,638
Interest on Federal Home Loan Bank overnight deposits	244	35,478
Taxable interest on available-for-sale securities	3,453,458	2,179,694
Tax-exempt interest on available-for-sale securities	227,126	223,731
Dividends on available-for-sale securities	35,248	66,645
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	81,949	171,410
Other interest and dividend income	32,604	40,941
Total interest and dividend income	17,247,663	18,029,537

Interest expense:
Deposits	4,913,693	6,827,293
Federal Home Loan Bank advances	1,428,946	2,059,689
Structured repurchase agreements	1,421,771	488,961
Short-term borrowings	441,431	775,376
Junior subordinated debentures issued to affiliated trusts	510,915	545,892
FRB Borrower-in-Custody	61,992	7,877
Obligation under capital lease agreements	79,461	66,465
Other borrowings	121,603	95,844
Total interest expense	8,979,812	10,867,397

Net interest and dividend income before provision for loan losses	8,267,851	7,162,140

Provision for loan losses	1,024,285	369,935
Net interest and dividend income after provision for loan losses	7,243,566	6,792,205

Noninterest income:
Fees for other services to customers	589,313	543,478
Net securities losses	(82,067)	(7,736)
Gain on sales of loans	222,536	274,242
Investment commissions	1,028,330	984,499
Insurance commissions	2,948,214	1,965,019
BOLI income	245,657	217,049
Other income	359,592	409,707
Total noninterest income	5,311,575	4,386,258

Noninterest expense:
Salaries and employee benefits	7,043,176	5,984,063
Occupancy expense	891,837	851,248
Equipment expense	832,910	786,927
Intangible assets amortization	383,271	248,748
Other	3,078,970	2,251,468
Total noninterest expense	12,230,164	10,122,454

Income before income tax expense	324,977	1,056,009
Income tax (benefit) expense	(37,713)	223,016

Net income	$362,690	$832,993

Earnings per common share:
Basic	$0.15	$0.35
Diluted	$0.15	$0.35

Net interest margin (tax equivalent basis)	2.95%	2.71%
Net interest spread (tax equivalent basis)	2.76%	2.40%
Return on average assets (annualized)	0.12%	0.29%
Return on average equity (annualized)	1.74%	4.01%
Efficiency ratio	90%	88%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2008 and 2007
(Unaudited)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprenhensive (Loss) Income	Total
Balance at June 30, 2007	$-	$2,448,832	$-	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for six months ended 12/31/07	-	-	-	-	832,993	-	832,993
Other comprehensive income net of tax:
Net unrealized gain on investments available for sale, net of reclassification adjustment	-	-	-	-	-	2,100,696	2,100,696
Total comprehensive income	-	-	-	-	-	-	2,933,689

Dividends on common stock at $0.18 per share	-	-	-	-	(433,603)	-	(433,603)
Stock options exercised	-	3,000	-	29,025	-	-	32,025
Stock grant	-	150	-	1,387	-	-	1,537
Common stock re-purchased	-	(127,800)	-	(2,036,530)	-	-	(2,164,330)
Balance at December 31, 2007	$-	$2,324,182	$-	$2,709,046	$35,999,818	$186,150	$41,219,196

Balance at June 30, 2008	$-	$2,315,182	$-	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for six months ended 12/31/08	-	-	-	-	362,690	-	362,690
Other comprehensive income net of tax:
Net unrealized gain on investments available for sale, net of reclassification adjustment	-	-	-	-	-	3,423,119	3,423,119
Total comprehensive income	-						3,785,809

Dividends on common stock at $0.18 per share	-	-	-	-	(416,467)	-	(416,467)
Net proceeds from Capital Purchase Program	4,227	-	133,468	4,081,166	-	-	4,218,861
Stock options exercised	-	6,000	-	44,500	-	-	50,500
Stock grant	-	150	-	1,578	-	-	1,728
Accretion of preferred stock	-	-	-	1,439	(1,439)	-	-
Amortization of issuance cost of preferred stock	-	-	-	136	(136)	-	-
Balance at December 31, 2008	$4,227	$2,321,332	$133,468	$6,711,089	$36,624,580	$2,119,047	$47,913,743

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash (used in) provided by operating activities:	$(268,896)	$1,305,857

Cash flows from investing activities:
Available-for-sale securities purchased	(33,208,346)	(47,643,783)
Available-for-sale securities matured	7,109,660	6,657,500
Available-for-sale securities sold	2,703,046	733,764
Net change in loans	205,382	17,342,124
Net capital expenditures	(1,001,958)	(703,322)
Proceeds from sale of acquired assets	290,017	-
Purchase of Bank Owned Life Insurance	-	(2,000,000)
Cash paid in connection with acquisition of insurance agency	-	(3,696,250)
Net cash used in investing activities	(23,902,199)	(29,309,967)

Cash flows from financing activities:
Net change in deposits	1,616,997	(904,418)
Net change in short-term borrowings	6,923,967	3,053,592
Dividends paid	(416,467)	(433,603)
Net proceeds from Capital Purchase Program	4,191,861	-
Proceeds from stock options exercised	50,500	33,562
Common stock repurchased	-	(2,164,330)
Advances from the Federal Home Loan Bank	5,000,000	7,000,000
Repayment of advances from the Federal Home Loan Bank	(10,000,000)	(13,455,021)
Net payments on Federal Home Loan Bank overnight advances	(19,680,000)	(6,310,000)
Structured repurchase agreements	20,000,000	40,000,000
FRB borrower-in-custody	15,000,000	-
Repayment on debt from insurance agencies acquisitions	(595,453)	(329,289)
Repayment on capital lease obligation	(72,110)	(65,667)
Net cash provided by financing activities	22,019,295	26,424,826

Net decrease cash and cash equivalents	(2,151,800)	(1,579,284)

Cash and cash equivalents, beginning of period	12,543,981	10,741,721
Cash and cash equivalents, end of period	$10,392,181	$9,162,437

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Transfer from loans to aquired assets and other real estate owned	$508,839	$-
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$3,423,119	$2,100,696

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$195,000	$320,000
Interest paid	9,034,367	10,638,842

Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2008, the results of operations for the three and six month periods ended December 31, 2008 and 2007, the changes in stockholders' equity for the six month periods ended December 31, 2008 and 2007, and the cash flows for the six month periods ended December 31, 2008 and 2007. Operating results for the six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report on Form 10-K. Certain June 30, 2008 amounts have been reclassified to be consistent with the December 31, 2008 financial statements.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at December 31, 2008.  Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	4.27%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	6.50%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	5.69%

NBN Capital Trust II pays a variable rate based on three month LIBOR plus 2.80%, NBN Capital Trust III pays a 6.50% fixed rate until March 30, 2009 when the rate changes to a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 4.27% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II, an annual rate of 6.50% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Trust Preferred Securities is approximately $939,000.

3.  Loans

The following is a summary of the composition of loans at:

	December 31, 2008	June 30, 2008
Residential real estate	$141,900,406	$140,244,226
Commercial real estate	115,846,187	111,222,848
Construction	8,229,531	4,536,974
Commercial	28,955,147	33,516,315
Consumer & Other	110,921,630	117,046,759
Total	405,852,901	406,567,122
Net Deferred Costs	2,390,563	2,626,847
Total Loans	$408,243,464	$409,193,969

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Six months Ended December 31,
	2008	2007
Balance at beginning of period	$5,656,000	$5,756,000
Add provision charged to operations	1,024,285	369,935
Recoveries on loans previously charged off	105,896	37,630
	6,786,181	6,163,565
Less loans charged off	1,065,181	407,565
Balance at end of period	$5,721,000	$5,756,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities at December 31, 2008 and June 30, 2008 are summarized below:

	December 31, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$8,997,458	$9,111,717	$1,394,087	$1,313,124
Mortgage-backed securities	131,550,207	135,997,436	120,695,852	119,600,353
Municipal bonds	11,270,456	10,889,314	11,274,516	11,112,247
Corporate bonds	500,000	455,845	500,000	481,768
Equity securities	2,305,625	1,380,111	2,594,389	1,975,485
	$154,623,746	$157,834,423	$136,458,844	$134,482,977

The cost and market values of available-for-sale debt securities at December 31, 2008 and June 30, 2008, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$500,000	$455,845	$-	$-
Due after one year through five years	8,005,030	8,111,252	500,000	481,768
Due after five years through ten years	215,374	210,590	215,396	215,432
Due after ten years	12,047,510	11,679,189	12,453,207	12,209,939
Mortgage-backed securities (including securities with interest rates ranging from 4.0% to 6.4% maturing February 2013 to September 2038)	131,550,207	135,997,436	120,695,852	119,600,353
	$152,318,121	$156,454,312	$133,864,455	$132,507,492

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$ 27,895,000	0.38% - 5.11%	2009
8,000,000	3.99 - 4.99	2011
15,000,000	2.55 – 3.99	2013
10,000,000	4.26	2016
5,000,000	4.29	2017
$ 65,895,000

June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 55,575,000	2.50% - 5.21%	2009
2,000,000	4.31	2010
3,000,000	4.99	2011
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 90,575,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at December 31, 2008. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy during the six months ended December 31, 2008, the Company borrowed $20,000,000 in two structured repurchase agreements with purchased interest rate caps equal to the amount borrowed and strike rates based on three month LIBOR.

December 31, 2008
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
$40,000,000

Payments would be received on the interest rate caps when three month LIBOR exceeded the strike rate on the quarterly reset date.  Payments would be made on the sold interest rate floors when three month LIBOR was below the strike rate on the quarterly reset date.  The amount of the payment would be equal to the difference between the strike rate and three month LIBOR multiplied by the notional amount of the cap or floor and be made 90 days after the reset date.  Payments are being made on the sold interest rate floors increasing the interest rate to 7.96% from 3.98% on the structured repurchase agreement maturing August 28, 2012.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $66,281,540 as of December 31, 2008.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2008 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the six months ended December 31, 2008, and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the December 31, 2008 financial statements.

9.  Capital Lease

In fiscal 2008, the Company recognized a capital lease obligation for the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine, which was acquired by Northeast Bank Insurance Group, Inc. on November 30, 2007.  The present value of the annual lease payments of $38,880 over the remaining twenty-one year term exceeded 90% of the fair value of this building.  The Spence & Matthews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine.  The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building.  Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.  The capital lease obligation was $2,818,912 and $2,891,022 at December 31, 2008 and June 30, 2008, respectively. The capital lease asset is being amortized over the lease term.

10. Insurance Agency Acquisitions

Northeast Bank Insurance Group, Inc. acquired three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007.  Each acquisition was structured as a purchase of assets for cash and a note, except the Palmer Insurance Agency which was the purchase of stock for cash and a note.  The details of each purchase appear below including the acquisition date and the agency’s location in Maine.  Each agency operates at its existing location except Hartford, which was relocated to our agency office in Auburn, Maine and Russell, which was relocated to the agency office in Anson, Maine.  Spence & Matthews has an office in Rochester, NH.

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

The debt incurred in each transaction is due to the seller of each agency.  Each note bears an interest rate of 6.50% over terms as follows:  Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years.  Hartford, Spence & Matthews, and Hyler are payable over a term of seven years.  Hartford, Spence & Matthews, and Hyler have debt of $100,000, $800,000, and $200,000, respectively, that bears no interest and has been recorded at its present value assuming a discount rate of 6.50%.  Northeast Bank guaranteed the debt repayment to each seller.

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

Assets Measured at Fair Value on a Recurring Basis

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale-securities	$157,834,423	$1,380,111	$156,454,312	$-

Assets measured at Fair Value on a Recurring Basis

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

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$1,519,723	$-	$1,408,456	$111,267

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2008 and 2007 and the financial condition at December 31, 2008 and June 30, 2008. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2008, for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Northeast Bank is faced with following challenges: growing loans, improving net interest margins and net interest income, executing our plan of increasing noninterest income, and improving the efficiency ratio.

Loans have decreased compared to June 30, 2008, due principally to a decrease in commercial and consumer loans. We stopped originating indirect automobile and RV loans in October, 2008 due to increasing delinquencies and charge-offs.  We continue to offer auto and other consumer loans through our branch system.  Competition for commercial loans is intense, and we are not competing for relationships where we believe transaction price and structure do not reflect risk.

Net interest margins are expected to continue to decrease modestly over the months following December 31, 2008. This decrease will be due to the decreases in the federal funds rate which caused our prime-based loans to immediately reprice, decreasing the yield on these loans.  We have decreased the interest rates paid on non-maturing, interest-bearing deposit accounts and continue to decrease rates on certificates of deposits.  Since our balance sheet was liability sensitive at September 30, 2008 (our most recent asset liability management  review), the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets and would generally be expected to result in an increase in net interest income during a period of falling interest rates (and a decrease in net interest income during a period of rising interest rates). The prospect of additional decreases in prime rate in the immediate future is unlikely because the Federal Reserve Bank has lowered the federal funds rate to virtually zero percent.  Thus, if our balance sheet remains liability sensitive, any significant improvement in net interest income will likely require an increased volume of new loan originations.

To improve net interest income, we leveraged our balance sheet using investment securities funded with structured repurchase agreements.  Each structured repurchase agreement has imbedded the purchase of an interest rate cap, except one $10 million repurchase agreement with a sold interest rate floor, all with strike rates based on three month LIBOR.  These purchased interest rate caps are intended to hedge our risk to rising interest rates.  See note 8 to our unaudited financial statements for additional information.

Management believes that the allowance for loan losses as of December 31, 2008 was adequate, under present conditions, for the known credit risk in the loan portfolio. While non-accrual loans decreased slightly compared to the levels at June 30, 2008, and the loan portfolio decreased during the six months ended December 31, 2008, as loan delinquencies and net credit losses increased and thus, we have increased our allowance for loan losses by $65,000, to $5,721,000.

We expect to improve noninterest income primarily from increases in consumer and commercial property and casualty insurance policies sold by Northeast Bank Insurance Agency, Inc. through cross-sales to bank customers and sales to new customers, thereby increasing insurance commission revenue. For the six months ended December 31, 2008, insurance commission revenue has increased by $983,195, or 50%, to $2,948,214. We also expect gains on the sale of residential real estate loans into the secondary market as the pipeline of residential real estate loans increased to approximately $40 million at December 31, 2008.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 88% and 89% for the three months ended December 31, 2008 and 2007, respectively.  The ratio has decreased due to the increase in net interest income and noninterest income as compared to the same period from the prior fiscal year.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2008, we had twelve banking offices, fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire, and a mortgage loan production office in New Hampshire. At December 31, 2008, we had consolidated assets of $618.7 million and consolidated stockholders' equity of $47.9 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 11 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division offers investment, insurance and financial planning products and services from its office in Falmouth, Maine.  We established a mortgage loan production office in Portsmouth, New Hampshire in the quarter ended December 31, 2008.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency.  Its 14 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley (its headquarters), Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire.  Seven agencies have been acquired in the past twenty-four months : Hyler Agency of Thomaston, Maine was acquired on December 11, 2007, Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2007; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2007; Russell Agency of Madison, Maine was acquired on June 28, 2007; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2007;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine.  All of our insurance agencies offer personal and commercial property and casualty insurance products.  See Note 6 in our June 30, 2008 audited consolidated financial statements and Note 10 of the December 31, 2008 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, and a variety of consumer loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government-sponsored enterprises, corporate and municipal securities. The Bank's profitability depends primarily on net interest income. It continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets (i.e. loans and investments)  and interest-bearing liabilities (i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management, and financial planning to reduce its dependency on net interest income.

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

Results of Operations

Comparison of the three and six months ended December 31, 2008 and 2007

General

The Company reported consolidated net income of $293,575, or $0.12 per diluted share, for the three months ended December 31, 2008 compared to $403,428, or $0.17 per diluted share, for the three months ended December 31, 2007, a decrease of $108,853, or 27%. Net interest and dividend income increased $657,351, or 18%, as a result of a net interest margin increase combined with increased earning assets. The provision for loan losses increased $323,908, or 180%, due to higher net credit losses.  Noninterest income increased $354,042, or 15%, primarily from increased insurance commissions. Noninterest expense increased $860,471, or 16%, primarily due to increased salaries and employee benefits and other noninterest expenses related to insurance agency acquisitions.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 2.75% and 0.19%, respectively, for the quarter ended December 31, 2008 as compared to 3.85% and 0.28%, respectively, for the quarter ended December 31, 2007. The decreases in the returns on average equity and average assets were primarily due to lower net income for the most recent quarter.

The Company reported consolidated net income of $362,690, or $0.15 per diluted share, for the six months ended December 31, 2008 compared to $832,993, or $0.35 per diluted share, for the six months ended December 31, 2007, a decrease of $470,303, or 56%.  Net interest and dividend income increased $1,105,711, or 15%, as a result of an increased net interest margin.  The provision for loan losses increased $654,350, or 177%, due to an increase in net credit losses.  Noninterest income increased $925,317, or 21%, primarily from increased insurance commission revenue.  Noninterest expense increased $2,107,710, or 21%, primarily from the full period impact of three insurance agencies acquired in the six months ended December 31, 2007 and realized losses and impairment expense on investment securities in the quarter ended September 30, 2008.

The annualized ROE and ROA were 1.74% and 0.12%, respectively, for the six months ended December 31, 2008 as compared to 4.01% and 0.29%, respectively, for the six months ended December 31, 2007.  The decreases in the returns on average equity and average assets were primarily due to lower net income for six months ended December 31, 2008.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2008 increased to $4,226,645, as compared to $3,569,294 for the same period in 2007. The increase in net interest and dividend income of $657,351, or 18%, was primarily due to a 33 basis point increase in net interest margin, on a tax equivalent basis, and an increase in average earning assets of $28,735,813, or 5%, for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $36,181,833, or 32%, from the purchase of mortgage-backed securities combined with an increase in average interest-bearing deposits and regulatory stock of $814,033, or 9%, partially offset by a decrease in average loans of $8,260,053, or 2%.  Average loans as a percentage of average earning assets was 72% and 77% for quarters ended December 31, 2008 and 2007, respectively.  Our net interest margin, on a tax equivalent basis, was 2.99% and 2.66% for the quarters ended December 31, 2008 and 2007, respectively.  Our net interest spread, on a tax equivalent basis, for the three months ended December 31, 2008 was 2.82%, an increase of 43 basis points from 2.39% for the same period a year ago. Comparing the three months ended December 31, 2008 and 2007, the yields on interest earning assets decreased 64 basis points and the cost of interest-bearing liabilities decreased 107 basis points.  Having a liability sensitive balance sheet, where interest-bearing liabilities reprice more quickly than interest-bearing assets, our cost of funds has decreased as certificate of deposits rolled over at maturity with lower interest rates and non-maturing, interest-bearing deposit accounts were decreased generally following the 400 basis point decrease in federal funds rate from December 31, 2007 to December 31, 2008.  The decreases in our yield on earning assets reflects the decreased yields on loans with prime rate based interest rates which also decreased 400 basis points over the twelve months ended December 31, 2008, decrease in yields on regulatory stock and interest- bearing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended December 31, 2008 and 2007.

	Difference Due to
	Volume	Rate	Total
Investments	$480,357	$88,408	$568,765
Loans, net	(147,918)	(824,756)	(972,674)
FHLB & Other Deposits	7,528	(23,186)	(15,658)
Total Interest-earnings Assets	339,967	(759,534)	(419,567)

Deposits	1,590	(1,038,150)	(1,036,560)
Securities sold under Repurchase Agreements	7,911	(186,888)	(178,977)
Borrowings	362,906	(224,453)	138,453
Total Interest-bearing Liabilities	372,407	(1,449,491)	(1,077,084)
Net Interest and Dividend Income	$(32,440)	$689,957	$657,517

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $50,420 and $50,254 for the three months ended December 31, 2008 and 2007, respectively.

Net interest and dividend income for the six months ended December 31, 2008 increased to $8,267,851, as compared to $7,162,140 for the same period in 2007. The increase in net interest and dividend income of $1,105,711, or 15%, was primarily due to a 24 basis point increase in net interest margin, on a tax equivalent basis, and an increase in average earning assets of $29,723,013, or 6%, for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. The increase in average earning assets was primarily due to an increase in average investment securities of $39,753,724, or 38%, from the purchase of mortgage-backed securities and an increase in average interest-bearing deposits and regulatory stock of $1,506,609, or 18%, partially offset by a decrease in average loans of $11,537,320, or 3%. Average loans as a percentage of average earning assets was 73% and 79% for quarters ended December 31, 2008 and 2007, respectively.  Our net interest margin, on a tax equivalent basis, was 2.95% and 2.71% for the six months ended December 31, 2008 and 2007, respectively. Our net interest spread, on a tax equivalent basis, for the six months ended December 31, 2008 was 2.76%, an increase of 36 basis points from 2.40% for the same period a year ago. Comparing the six months ended December 31, 2008 and 2007, the yields on interest earning assets decreased 64 basis point compared to a 99 basis point decrease in the cost of interest-bearing liabilities. The decreases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general decrease in interest rates. The prime rate and federal funds rate have decreased 400 basis points over the twelve months ended December 31, 2008. Our liability sensitive balance sheet has allowed us to reduce our cost of funds more rapidly than the decrease in the yield on earning assets, thereby improving our net interest margin and net interest spread.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the six months ended December 31, 2008 and 2007.

	Difference Due to
	Volume	Rate	Total
Investments	$1,045,359	$113,111	$1,158,470
Loans, net	(411,453)	(1,483,151)	(1,894,604)
FHLB & Other Deposits	24,988	(68,559)	(43,571)
Total Interest-earnings Assets	658,894	(1,438,599)	(779,705)

Deposits	(16,169)	(1,897,431)	(1,913,600)
Securities sold under repurchase Agreements	22,565	(356,510)	(333,945)
Borrowings	767,163	(407,203)	359,960
Total Interest-bearing Liabilities	773,559	(2,661,144)	(1,887,585)
Net Interest and Dividend Income	$(114,665)	$1,222,545	$1,107,880

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $102,002 and $99,833 for the six months ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008 and 2007, 44% and 42%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2008 was $503,561, an increase of $323,908, or 180%, from $179,653 for the three months ended December 31, 2007. For the six months ended December 31, 2008 and 2007, the provision for loans losses was $1,024,285 and $369,935, respectively, an increase of $654,350, or 177%. The provision was increased due to the increase in net charge-offs, $438,561, for the three months ended December 31, 2008 compared to $179,563 for the same period in 2007 and $959,285 for the six months ended December 31, 2008 compared to $369,935 for the same period in 2007 and increasing the allowance for loan losses compared to its June 30, 2008 balance to reflect increasing credit risk in the loan portfolio.  Our internal analysis of the adequacy of the allowance for loan losses considered: an increase in loan delinquency to 4.08% at December 31, 2008 compared to 3.03% at June 30, 2008 and 4.10% at December 31, 2007 due to the amount of loan balances past due; a slight decrease of $334,000 in non-performing loans (more than 90 days past due) at December 31, 2008 compared to  June 30, 2008; and an increase in internally classified and criticized loans at December 31, 2008 compared to June 30, 2008.  Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.40% at December 31, 2008 compared to 1.38% at June 30, 2008 and virtually flat to 1.41% at December 31, 2007.

Noninterest Income

Total noninterest income was $2,750,927 for the three months ended December 31, 2008, an increase of $354,042, or 15%, from $2,396,885 for the three months ended December 31, 2007. This increase reflected the combined impact of a $27,859 increase in gains on securities sales, a $21,140 increase in investment brokerage revenue due to a commission from the sale of a corporate owned life insurance policy, a $331,791, or 30%, increase in insurance agency commissions from the  insurance agencies  acquired in fiscal 2008, and an increase of $17,173 in BOLI revenue offset by a $10,076 decrease in gains on sale of loans due to lower volume and a $42,021 decrease in other noninterest income due to a partial write-down of our mortgage servicing asset and a $12,705 decrease in trust income.

For the six months ended December 31, 2008 and 2007, total noninterest income was $5,311,575 and $4,386,258, respectively, an increase of $925,317, or 21%.  This increase was primarily due to insurance agency commissions which increased $983,195, or 50%. We also had increases of $45,835 in fees for other services to customers from better management of overdraft fees, $43,831 in investment brokerage commissions, and $28,608 from BOLI revenue reflecting the full year impact of the purchase of a BOLI policy in December 2007.  These increases were partially offset by $74,331 in incremental losses from trust preferred and preferred stock sales in the quarter ended September 30, 2008, a decrease of $51,706 in gains on sales of loans due to lower sales volume of the residential real estate loans, a decrease of $50,115 in other revenue from a partial write-down of our servicing assets and a decrease in trust fee revenue of $20,259.

Noninterest Expense

Total noninterest expense for the three months ended December 31, 2008 was $6,141,321, an increase of $860,471, or 16%, from $5,280,850 for the three months ended December 31, 2007. Of this increase, $336,326 was from the insurance operations reflecting the full year impact of Spence & Matthews and Hyler agencies acquired in quarter ended December 31, 2007.  The $524,145 balance of the $860,471 increase was due to the bank operations other than insurance.  Of the $524,145 increase, salaries and employee benefits accounted for $194,653 due to increased medical benefits plan claims and accrued expenses of the employee bank-wide incentive plan. Occupancy and equipment expense were increases of $14,668 and $2,967, respectively.  Other noninterest expense increased $311,857 from increases in professional fees expense, FDIC insurance expense due to the loss of one-time assessment credits, loan collection expense, postage, and investment security impairment expense of $26,291.

For the six months ended December 31, 2008 and 2007, total noninterest expense was $12,230,164 and $10,122,454, respectively, an increase of $2,107,710, or 21%.  The full year impact of the three insurance agencies acquired in the six months ended December 31, 2007 accounted for $951,058 of this increase, which was comprised of $714,051 in salaries and employee benefits, $17,954 in net occupancy, $12,102 in equipment expense, $134,523 of intangible asset amortization, and $72,428 in other noninterest expense. The $1,156,652 balance of the $2,107,710 increase was related to bank operations other than insurance. Of this $1,156,652 increase, salaries and employee benefits expense increased $345,061 from increased claims in our self-insurance medical benefits plan and the employee bank-wide incentive plan.  Occupancy expense increased $22,635 from increases in building depreciation, rent expense, and ground maintenance.  Equipment expense increased $33,881 due to increases in depreciation expense and software licensing fees.  Other noninterest expense increased $755,075 which included $68,651 of increased professional fees related to the conversion to new Internet banking software and marketing of repossessed collateral, $127,775 of increased FDIC insurance due to the loss of one-time assessment credits, $112,923 of increased loan collections expense, increased postage expense, and $294,266 of investment security impairment expense.

For the three and six months ended December 31, 2008, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2007.

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 88% and 89% for the three months ended December 31, 2008 and 2007, respectively. The slight decrease in the efficiency ratio was due to the increase in net interest and dividend income and noninterest income.  For the six months ended December 31, 2008 and 2007, the efficiency ratio was 90% and 88%, respectively.  The increase in the efficiency ratio was due, in part, to the increase in noninterest expenses from acquired insurance agencies and the impairment expense recognized on FNMA and FHLMC preferred stock and other equity securities of $267,975 in the quarter ended September 30, 2008.

Financial Condition

Our consolidated assets were $618,653,491 and $598,273,650 as of December 31, 2008 and June 30, 2008, respectively, an increase of $20,379,841, or 3%. This increase was primarily due to an increase of $23,351,446, or 17%, in available-for-sale securities, $765,975, or 22%, in interest-bearing deposits, $871,845, or 180%, in loans held-for-sale, and $415,225, or 5%, in fixed assets from the expansion of our South Paris branch, partially offset by a decrease of $950,505, or less than 1%, in loans, primarily commercial and consumer loans,  a decrease in cash and due from banks of $2,917,775, a decrease in intangible assets of $383,271 from amortization, and a decrease of $1,020,314 in other assets due to a decrease in net deferred income taxes. For the three months ended December 31, 2008, average total assets were $609,645,887, an increase of $32,988,099, or 6%, from $576,657,788 for the same period in 2007. This increase in average assets was primarily attributable to an increase in available-for-sale securities.

Total stockholders' equity was $47,913,743 and $40,273,312 at December 31, 2008 and June 30, 2008, respectively, an increase of $7,640,431, or 19%, due to $4,220,436 million of preferred stock and common stock warrants sold to the US Treasury under the Capital Purchase Program, net of expenses, net income for the six months ended December 31, 2008 and an increase in accumulated other comprehensive income of $3,423,119 partially offset by dividends paid.  Tangible book value per outstanding common share was $13.46 at December 31, 2008 and $11.85 at June 30, 2008.  Book value per outstanding common share was $18.82 at December 31, 2008 and $17.40 at June 30, 2008.

Investment Activities

The available-for-sale investment portfolio was $157,834,423 as of December 31, 2008, an increase of $23,351,446, or 17%, from $134,482,977 as of June 30, 2008.  This increase was due to leveraging transactions carried out in July and September, 2008 where we acquired $22 million of mortgage-backed securities which were funded through available funds and structured repurchase agreements of $20 million with an average rate of 4.37% and a spread of approximately 1.34%.  To reduce our risk to rising interest rates, $20 million of purchased interest rate caps were imbedded in these transactions with a strike rate based on three month LIBOR. See note 7 for additional information.  In addition to the leveraging strategy, we continued to purchase other mortgage-backed securities to pre-invest the estimated cash flow from our indirect loan portfolio.

The investment portfolio as of December 31, 2008 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $149,625,972 for the three months ended December 31, 2008 as compared to $113,444,139 for the three months ended December 31, 2007, an increase of $36,181,833, or 32%. This increase was due primarily to the leveraging transactions described above which included purchasing of mortgage-backed securities.

Our entire investment portfolio is classified as available-for-sale at December 31, 2008 and June 30, 2008, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and fair value of available-for-sale securities at December 31, 2008 were $154,623,746 and $157,834,423, respectively. The difference between the carrying value and the cost of the securities of $3,210,677 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $925,514 and the net unrealized gains on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $4,136,191 at December 31, 2008. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased in market value due to the decreases in long-term interest rates as compared to June 30, 2008. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, excluding loans held-for-sale, of $408,243,464 as of December 31, 2008 decreased $950,505, or less than 1%, from $409,193,969 as of June 30, 2008. Compared to June 30, 2008, residential real estate, construction and commercial real estate loans increased, while commercial loans and consumer loans decreased. Residential real estate loans increased $1,656,180, or 1%, reflecting a home equity loan promotion and residential real estate originated for portfolio during the six month ended December 31, 2008. Construction loans increased $3,692,557, or 81%, due to advances on previously approved construction loans during the six months ended December 31, 2008.  Commercial real estate loans increased $4,623,339, or 4%, reflecting opportunities in our market.  Commercial loans decreased $4,561,168, or 14%, from loan payoffs.  Consumer loans decreased $6,125,129, or 5%, due to our decision to stop originating indirect recreational vehicle and indirect auto loans in October 2008. Net deferred loan origination costs decreased $236,284, or 8%, primarily from pay downs of principal of indirect loans.  The total loan portfolio averaged $407,346,144 for the three months ended December 31, 2008, a decrease of $8,143,555, or 2%, compared to the three months ended December 31, 2007.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's loan portfolio as of December 31, 2008 had a mix change with increases in real estate secured loans which were more than offset by decreases in consumer and commercial loans when compared to June 30, 2008. The Bank's local market continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 35%, 34% and 35% as of December 31, 2008, June 30, 2008 and December 31, 2007, respectively. The variable rate product as a percentage of total residential real estate loans was 34% in each of these same periods. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate loans, including loans held-for-sale, of $140,985,544 for the three months ended December 31, 2008 decreased $3,411,438, or 2%, from the three months ended December 31, 2007. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 3% of residential real estate loans at December 31, 2008. The Bank has not pursued a similar strategy recently.

The Bank tightened its credit underwriting standards for commercial real estate and commercial loans as delinquencies and classified and criticized loans increased.  The originations of these loans were priced to reflect risk.

Commercial real estate loans as a percentage of total loans were 28%, 27%, and 24% as of December 31, 2008, June 30, 2008 and December 31, 2007, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 92% as of December 31, 2008, and 95% as of June 30, 2008 and December 31, 2007, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $113,798,578 for the three months ended December 31, 2008 increased $9,785,605, or 9%, from the same period in 2007.

Construction loans as a percentage of total loans were 2%, 1%, and 2% as of December 31, 2008, June 30, 2008 and December 31, 2007, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 51%, 37%, and 60% for the same periods, respectively. Average construction loans were $6,292,592 and $6,477,777 for the three months ended December 31, 2008 and 2007, respectively, a decrease of $185,185, or 3%.

Commercial loans as a percentage of total loans were 7%, 8% and 9% as of December 31, 2008, June 30, 2008 and December 31, 2007, respectively. The variable rate products as a percentage of total commercial loans were 69%, 67%, and 62% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $29,841,912 for the three months ended December 31, 2008 decreased $8,144,229, or 21%, from $37,986,141 for the same period in 2007.

Consumer and other loans as a percentage of total loans were 28%, 30%, and 30% for the periods ended December 31, 2008, June 30, 2008, and December 31, 2007, respectively. At December 31, 2008, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 30%, 47%, and 18% of total consumer loans, respectively, and the same mix, respectively, of total consumer loans at June 30, 2008. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. When we were purchasing indirect loans, the consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempts to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $114,959,700 and $120,961,047 for the three months ended December 31, 2008 and 2007, respectively. The $6,001,347, or 5%, decrease was due to our decision to stop originating indirect recreational vehicle and auto lending in October, 2008. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2008		June 30, 2008
Indirect Auto	$33,360,018	30%	$34,980,847	30%
Indirect RV	52,451,687	47%	54,915,583	47%
Indirect Mobile Home	20,194,550	18%	21,759,537	18%
Subtotal Indirect	106,006,255	95%	111,655,967	95%
Other	4,915,375	5%	5,390,792	5%
Total	$110,921,630	100%	$117,046,759	100%

Classification of Assets

Loans are classified as non-performing when reaching more than 90 days delinquent or when less than 90 days past due and based on our judgment that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $7,369,000 and $7,703,000 at December 31, 2008 and June 30, 2008, respectively, or 1.81% and 1.88% of total loans, respectively. The Bank's allowance for loan losses was equal to 78% and 73% of the total non-performing loans at December 31, 2008 and June 30, 2008, respectively. The following table represents the Bank's non-performing loans as of December 31, 2008 and June 30, 2008:

Description	December 31, 2008	June 30, 2008
Residential Real Estate	$1,271,000	$1,390,000
Commercial Real Estate	2,957,000	2,358,000
Commercial Loans	2,463,000	3,214,000
Construction	-	101,000
Consumer and Other	678,000	640,000
Total non-performing	$7,369,000	$7,703,000

Non-performing loans decreased slightly in the six months ended December 31, 2008 compared to June 30, 2008. Of total non-performing loans at December 31, 2008, $1,090,000 of these loans were current and paying as agreed compared to $2,510,000 at June 30, 2008, a decrease of $1,420,000.  The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review determining the risk of loss based on the estimated distressed sale value of collateral. This risk of loss was incorporated in determining the adequacy of the allowance for loan losses.

At December 31, 2008, the Bank had $2,079,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $601,000 when compared to the level of $2,680,000 at June 30, 2008.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12-31-08	9-30-08	6-30-08	3-31-08	12-31-07
4.35%	3.43%	3.64%	4.41%	4.49%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 4.09% as of December 31, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,721,000 as of December 31, 2008, an increase of $65,000 from at June 30, 2008, representing 1.40% and 1.38%, respectively, of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings, and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the six months ended December 31, 2008, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of December 31, 2008 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2008. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies AA- or better at December 31, 2008. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 24.8% of the Bank’s Tier 2 capital as of December 31, 2008, which is below our 25% policy limit.  Northeast Bancorp contributed the net proceeds from the US Treasury Capital Purchase Program to the Bank, increasing the Bank’s capital and reducing the BOLI ratio from the 26.8% reported at June 30, 2008.

Goodwill of $4,390,340 as of December 31, 2008 was unchanged compared to June 30, 2008. This asset resulted from consideration paid in excess of identified tangible and intangible assets from the seven insurance agency acquisitions that occurred in fiscal 2007 and 2008.

Intangible assets of $8,061,153 as of December 31, 2008 decreased $383,271, from $8,444,424 as of June 30, 2008. This decrease represents the normal amortization for the six months ended December 31, 2008.  This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2008 for additional information on intangible assets.

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

Total deposits of $364,990,768 as of December 31, 2008 increased $1,616,997, or less than 1%, from $363,373,771 as of June 30, 2008.  Excluding the increase in brokered deposits, customer deposits decreased $3,333,448, or 1%.  Brokered deposits increased $4,950,445, or 39%, representing one transaction to extend funding at attractive interest rates.  As a result of a direct mail promotion of a tiered money market account, money market accounts increased $3,896,711, or 18%.  Certificates of deposit decreased $647,445, or less than 1%, reflecting the impact of interest rates offered in the middle of the range in our market as balances rolled over at maturity.  There was a promotion of 9 month certificates with a rate of 2.00% that retained balances.   Demand accounts decreased $2,421,212, or 7%,  NOW accounts decreased $2,814,851, or 6%, and savings accounts decreased $1,346,651, or 7%, during the six months ended December 31, 2008.  Interest rates on all interest-bearing, non-maturing deposit accounts were reduced during the six months ended December 31, 2008 as the federal funds rate was decreased by the Open Market Committee of the Federal Reserve.  Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $361,604,549 for the three months ended December 31, 2008 increased $950,344, or less than 1%, compared to the average for the three months ended December 31, 2007 of $360,654,205. This increase in total average deposits compared to December 31, 2007 was attributable to an increase in average demand deposits of $798,037, or 2%, and an increase in money market accounts of 14,201,810, or 135%. These increases were partially offset by a decrease in average NOW accounts of $5,710,486, or 11%, a decrease in average savings of $1,483,575, or 7%, a decrease in average brokered time deposits  of $2,628,445, or 13%, and a decrease in certificates of deposit of $4,226,997, or 2%.  These decreases in core account balances reflect customers moving funds to higher yielding money market accounts. Excluding average brokered deposits, average customer deposits increased $3,578,789, or 1%, for the three months ended December 31, 2008 compared to the same period one year ago.

All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances, and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have individual maturities no greater than $5 million in any one month, and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry the same risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds.   At December 31, 2008, brokered time deposits as a percentage of total assets was 2.9% compared to 2.1% at June 30, 2008 and 3.6% at December 31, 2007. The weighted average maturity for the brokered deposits was approximately 0.4 years.

Advances from the Federal Home Loan Bank (FHLB) were $65,895,000 as of December 31, 2008, a decrease of $24,680,000, or 27%, from $90,575,000 as of June 30, 2008. This decrease was due to moving overnight advances of $15,000,000 to the Fed Discount Window to take advantage of more stable short-term interest rates.  At December 31, 2008, we had pledged U.S. government agency and mortgage-backed securities of $37,318,123 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $65,035,065 for the three months ended December 31, 2008, a decrease of $12,303,141, or 16%, compared to $77,338,206 average for the same period last year.

Structured repurchase agreements were $60,000,000 at December 31, 2008, an increase of $20,000,000, or 50%, from $40,000,000 at June 30, 2008. This increase was due to transactions of $10,000,000 each in July and September, 2008.  For the outstanding structured repurchase agreements at December 31, 2008, we pledged $66,281,540 of mortgage-backed securities as collateral.  The structured repurchase agreements for the quarter ended December 31, 2008 bear an overall interest rate of 5.04%, which reflects the cost of a $10,000,000 with an imbedded sold interest rate floor and an effective interest rate of 7.96% because three month LIBOR rate at the last reset date is below the strike rate of 4.86%.  Interest is paid quarterly.  See note 7 for additional information.  Average structured repurchase agreements were $60,000,000 for the three months ended December 31, 2008, an increase of $28,043,478, or 88%, compared to $31,956,522 average for the same period last year.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $39,764,804 as of December 31, 2008, an increase of $6,923,967, or 21%, from $32,840,837 as of June 30, 2008. Market interest rates are offered on this product. At December 31, 2008, we had pledged U.S. government agency and mortgage-backed securities of $39,336,181 as collateral for repurchase agreements. We have replaced excess deposit insurance on most sweep accounts with a letter of credit issued by the Federal Home Loan Bank of Boston.  Our excess deposit insurance company no longer offers this product.  Average securities sold under repurchase agreements were $40,090,093 for the three months ended December 31, 2008, an increase of $786,722, or 2%, compared to the average for the three months ended December 31, 2007 of $39,303,371.

The Federal Discount Window Borrower-in-Custody program advances were $15,000,000 at December 31, 2008.  There was no outstanding balance at June 30, 2008 or December 31, 2007.  The advance term was 90 days and carries a variable rate equal to the current federal funds rate plus 0.25%.  Under the terms of this credit line, the Bank has pledged $26,497,313 of its indirect auto loans as security.  Average FRB Borrower-in-Custody was $15,021,652 for the quarter ended December 31, 2008.

The following table is a summary of the liquidity the Bank had the ability to access as of December 31, 2008 in addition to the traditional retail deposit products:

Brokered time deposit	$136,527,000	Subject to policy limitation of 25% of total assets
		Unused advance capacity subject to eligible and
Federal Home Loan Bank of Boston	$31,333,000	qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$11,497,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$179,357,000

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

The following table summarizes the outstanding junior subordinated notes as of December 31, 2008:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$3,093,000	4.27%	March 30, 2009
NBN Capital Trust III	3,093,000	6.50%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$16,496,000	5.69%

We do not expect to call NBN Capital Trust II and III on the first call date, in whole or in part, due to the general unavailability of similar funding.  The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $939,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  The Board of Directors extended the 2006 Stock Repurchase Plan to permit stock repurchases in connection with benefit plans. The stock repurchase plan allows the Company to purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three and six months ended December 31, 2008, the Company did not repurchase any shares of stock. The remaining repurchase capacity of the plan was 58,400 shares at quarter end.  Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through December 31, 2008.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by the Company at any time.

Total stockholders' equity of the Company was $47,913,743 as of December 31, 2008, as compared to $40,273,312 at June 30, 2008. The increase of $7,640,431, or 19%, was due to proceeds from the preferred stock and common stock warrants sold to the US Treasury under the Capital Purchase Program, net of issuance costs of $4,218,861, net income for the six months ended December 31, 2008 of $362,690, an increase in other comprehensive income of $3,423,119, stock options exercised of $50,500 and a stock grant of $1,728 that was partially offset by the payment of dividends of $416,467. Book value per common share was $18.82 as of December 31, 2008, as compared to $17.40 at June 30, 2008.  Tier 1 capital to total average assets of the Company was 8.19% as of December 31, 2008 and 7.31% at June 30, 2008.

The Company's net cash used by operating activities was $268,896 during the six months ended December 31, 2008, which was a $1,574,753 decrease compared to the same period in 2007, and was primarily attributable to an increase in loans held for sale and decreases in accrued interest payable from debt service payments for the six months ended December 31, 2008.  Investing activities were a net use of cash primarily due to purchasing investment securities, during the six months ended December 31, 2008 as compared to the same period in 2007. Financing activities resulted in a net source of cash from sale of preferred stock, structured repurchase agreements and advances from the Fed Discount Window Borrower-in-Custody program partially offset by a decrease in FHLB advances compared to the same period in 2007. Overall, the Company's cash and cash equivalents decreased by $2,151,800 during the six months ended December 31, 2008.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2008, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2008, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk weighted assets	$54,672	13.01%	$33,629	8.00%	$42,037	10.00%
Tier 1 capital to risk weighted assets	$48,916	11.64%	$16,815	4.00%	$25,222	6.00%
Tier 1 capital to total average assets	$48,916	8.19%	$23,892	4.00%	$29,864	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk weighted assets	$50,579	12.10%	$33,434	8.00%	$41,792	10.00%
Tier 1 capital to risk weighted assets	$45,348	10.85%	$16,717	4.00%	$25,075	6.00%
Tier 1 capital to total average assets	$45,348	7.62%	$23,801	4.00%	$29,752	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at December 31, 2008, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$65,895,000	$27,895,000	$8,000,000	$15,000,000	$15,000,000
Structured repurchase agreements	60,000,000	30,000,000	20,000,000	10,000,000	-
FRB borrower-in-custody account	15,000,000	15,000,000	-	-	-
Junior subordinated notes	16,496,000	6,186,000	10,310,000	-	-
Capital lease obligation	2,818,912	151,710	328,082	363,721	1,975,399
Other borrowings	3,431,432	634,157	1,191,914	1,161,785	443,576
Total long-term debt	163,641,344	79,866,867	39,829,996	26,525,506	17,418,975

Operating lease obligations (1)	1,920,182	461,092	780,048	445,446	233,596
Total contractual obligations	$165,561,526	$80,327,959	$40,610,044	$26,970,952	$17,652,571

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$22,837,217	$22,837,217	$-	$-	$-
Commitments related to loans held for sale(3)	6,733,389	6,733,389	-	-	-
Unused lines of credit (4)(5)	42,407,343	17,625,139	3,108,576	3,915,691	17,757,937
Standby letters of credit (6)	1,295,799	1,176,275	119,524	-	-
	$73,273,748	$48,372,020	$3,228,100	$3,915,691	$17,757,937

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2008 was a gain of $566.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2008.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first six months of our 2009 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.
Risk Factors
The following risk factors are in addition to those risk factors set forth in our Annual Report on Form10-K for the fiscal year ended June 30, 2008.

Difficult Conditions in the Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. The volatility and disruption have reached unprecedented levels.  In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

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

Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
Oct. 1 – Oct. 31	-	-	-	58,400
Nov 1 – Nov. 30	-	-	-	58,400
Dec. 1 – Dec. 31	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that the Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2009, unless extended.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders

SUMMARY OF VOTING AT 11/12/2008 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 12, 2008, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

Votes For	Votes Withheld
Conrad L. Ayotte	1,815,162	43,464
James P. Day	1,814,062	44,564
James D. Delamater	1,808,597	50,029
Ronald J. Goguen	1,712,730	145,896
Judith W. Kelly	1,814,862	43,764
Philip Jackson	1,809,562	49,064
Pender J. Lazenby	1,814,662	43,964
John C. Orestis	1,815,162	43,464
John Rosmarin	1,815,162	43,464
John H. Schiavi	1,814,662	43,964
Stephen W. Wight	1,809,137	49,489

Item 5.	Other Information None.

Item 6.	Exhibits
List of Exhibits:
Exhibits No.	Description
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2009		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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