Form 10-Q
period 2009-03-31
NORTHEAST BANCORP /ME/
filed 2009-05-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such  Files). Yes__ No __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2009, the registrant had outstanding 2,321,332 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2009 (Unaudited) and June 30, 2008

Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2009 and 2008

Consolidated Statements of Income (Unaudited) Nine Months Ended March 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine Months Ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended March 31, 2009 and 2008

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,201,461	$9,077,012
Interest-bearing deposits	2,068,983	3,466,969
Total cash and cash equivalents	7,270,444	12,543,981

Available-for-sale securities, at fair value	159,941,883	134,482,977
Loans held-for-sale	333,815	485,580

Loans receivable	399,301,799	409,193,969
Less allowance for loan losses	5,678,000	5,656,000
Net loans	393,623,799	403,537,969

Premises and equipment, net	8,844,696	8,683,569
Acquired assets, net	786,281	678,350
Accrued interest receivable	2,297,684	2,291,314
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	471,500
Goodwill	4,390,340	4,390,340
Intangible assets, net of accumulated amortization of $2,206,761 at 03/31/09 and $1,642,140 at 6/30/08	7,879,803	8,444,424
Bank owned life insurance	12,660,150	12,292,216
Other assets	3,686,187	5,082,030
Total assets	$607,201,232	$598,273,650

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$30,113,333	$35,142,661
NOW	43,255,956	47,977,659
Money market	34,689,720	22,160,816
Regular savings	19,626,520	19,905,507
Brokered time deposits	11,294,619	12,596,615
Certificates of deposit	230,670,639	225,590,513
Total deposits	369,650,787	363,373,771

Federal Home Loan Bank advances	50,325,000	90,575,000
Structured repurchase agreements	65,000,000	40,000,000
FRB borrower-in-custody account	15,000,000	-
Short-term borrowings	33,286,109	32,840,837
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,780,961	2,891,022
Other borrowings	3,431,432	4,026,885
Due to broker	-	4,934,931
Other liabilities	2,916,945	2,861,892
Total liabilities	558,887,234	558,000,338

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 and 0 shares outstanding
at March 31, 2009 and June 30, 2008, respectively; liquidation preference of $1,000 per share	4,227	-
Common stock, at stated value, 15,000,000 shares authorized; 2,321,332 and
2,315,182 shares outstanding at March 31, 2009 and June 30, 2008, respectively	2,321,332	2,315,182
Warrants	133,468	-
Additional paid-in capital	6,701,133	2,582,270
Retained earnings	36,758,268	36,679,932
Accumulated other comprehensive income(loss)	2,395,570	(1,304,072)
Total stockholders' equity	48,313,998	40,273,312
Total liabilities and stockholders' equity	$607,201,232	$598,273,650

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income:
Interest on loans	$6,292,794	$7,145,886
Interest on Federal Home Loan Bank overnight deposits	-	534
Taxable interest on available-for-sale securities	1,882,848	1,416,127
Tax-exempt interest on available-for-sale securities	112,601	112,590
Dividends on available-for-sale securities	25,233	26,353
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	5,186	80,060
Other interest and dividend income	17,277	14,279
Total interest and dividend income	8,335,939	8,795,829

Interest expense:
Deposits	2,238,626	3,355,439
Federal Home Loan Bank advances	615,028	918,696
Structured repurchase agreements	758,378	474,511
Short-term borrowings	146,054	264,690
Junior subordinated debentures issued to affiliated trusts	234,817	267,723
FRB Borrower-in-Custody	18,493	130
Obligation under capital lease agreements	37,835	32,248
Other borrowings	55,761	79,722
Total interest expense	4,104,992	5,393,159

Net interest and dividend income before provision for loan losses	4,230,947	3,402,670

Provision for loan losses	618,536	287,625
Net interest and dividend income after provision for loan losses	3,612,411	3,115,045

Noninterest income:
Fees for other services to customers	236,970	254,929
Net securities gains	-	267,147
Gain on sales of loans	641,286	121,557
Investment commissions	246,835	680,366
Insurance commissions	1,524,130	1,988,620
BOLI income	122,277	118,949
Other income	260,185	209,265
Total noninterest income	3,031,683	3,640,833

Noninterest expense:
Salaries and employee benefits	3,582,914	3,510,876
Occupancy expense	511,048	533,685
Equipment expense	385,916	373,439
Intangible assets amortization	181,351	184,026
Other	1,508,697	1,244,342
Total noninterest expense	6,169,926	5,846,368

Income before income tax expense	474,168	909,510
Income tax expense	86,798	237,341

Net income	$387,370	$672,169

Earnings per common share:
Basic	$0.14	$0.29
Diluted	$0.14	$0.29

Net interest margin (tax equivalent basis)	3.02%	2.55%
Net interest spread (tax equivalent basis)	2.70%	2.23%
Return on average assets (annualized)	0.26%	0.46%
Return on average equity (annualized)	3.27%	6.45%
Efficiency ratio	85%	83%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Interest and dividend income:
Interest on loans	$19,709,828	$22,457,524
Interest on Federal Home Loan Bank overnight deposits	244	36,012
Taxable interest on available-for-sale securities	5,336,306	3,595,821
Tax-exempt interest on available-for-sale securities	339,727	336,321
Dividends on available-for-sale securities	60,481	92,998
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	87,135	251,470
Other interest and dividend income	49,881	55,221
Total interest and dividend income	25,583,602	26,825,367

Interest expense:
Deposits	7,152,320	10,182,732
Federal Home Loan Bank advances	2,043,974	2,978,386
Structured repurchase agreements	2,180,149	963,472
Short-term borrowings	587,485	1,040,065
Junior subordinated debentures issued to affiliated trusts	745,732	813,615
FRB Borrower-in-Custody	80,485	8,007
Obligation under capital lease agreements	117,295	98,712
Other borrowings	177,364	175,567
Total interest expense	13,084,804	16,260,556

Net interest and dividend income before provision for loan losses	12,498,798	10,564,811

Provision for loan losses	1,642,821	657,561
Net interest and dividend income after provision for loan losses	10,855,977	9,907,250

Noninterest income:
Fees for other services to customers	826,283	798,407
Net securities (losses) gains	(82,067)	259,411
Gain on sales of loans	863,822	395,799
Investment commissions	1,275,165	1,664,865
Insurance commissions	4,472,344	3,953,639
BOLI income	367,934	335,998
Other income	619,777	618,972
Total noninterest income	8,343,258	8,027,091

Noninterest expense:
Salaries and employee benefits	10,626,090	9,494,939
Occupancy expense	1,402,885	1,384,933
Equipment expense	1,218,827	1,160,366
Intangible assets amortization	564,621	432,774
Other	4,587,666	3,495,809
Total noninterest expense	18,400,089	15,968,821

Income before income tax expense	799,146	1,965,520
Income tax expense	49,086	460,358

Net income	$750,060	$1,505,162

Earnings per common share:
Basic	$0.29	$0.64
Diluted	$0.29	$0.63

Net interest margin (tax equivalent basis)	2.97%	2.66%
Net interest spread (tax equivalent basis)	2.74%	2.36%
Return on average assets (annualized)	0.16%	0.35%
Return on average equity (annualized)	2.30%	4.83%
Efficiency ratio	88%	86%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total
Balance at June 30, 2007	$-	$2,448,832	$-	$4,715,164	$35,600,428	$(1,914,546)	$40,849,878
Net income for nine months ended 03/31/08					1,505,162		1,505,162
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment						3,493,428	3,493,428
Total comprehensive income							4,998,590

Dividends on common stock at $0.27 per share					(654,579)		(654,579)
Stock options exercised		4,000		41,125			45,125
Stock grant		150		1,387			1,537
Common stock re-purchased		(137,800)		(2,176,530)			(2,314,330)

Balance at March 31, 2008	$-	$2,315,182	$-	$2,581,146	$36,451,011	$1,578,882	$42,926,221

Balance at June 30, 2008	$-	$2,315,182	$-	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for nine months ended 03/31/09					750,060		750,060
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment						3,699,642	3,699,642
Total comprehensive income							4,449,702

Dividends on preferred stock					(36,986)		(36,986)
Dividends on common stock at $0.27 per share					(625,252)		(625,252)
Net proceeds from Capital Purchase Program	4,227		133,468	4,063,299			4,200,994
Stock options exercised		6,000		44,500			50,500
Stock grant		150		1,578			1,728
Accretion of preferred stock				7,920	(7,920)		-
Amortization of issuance cost of preferred stock				1,566	(1,566)		-

Balance at March 31, 2009	$4,227	$2,321,332	$133,468	$6,701,133	$36,758,268	$2,395,570	$48,313,998

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash provided by operating activities:	$2,451,767	$2,275,289

Cash flows from investing activities:
Federal Home Loan Bank stock purchased		(63,700)
Federal Reserve Bank stock purchased	(125,250)	-
Available-for-sale securities purchased	(43,548,924)	(67,969,938)
Available-for-sale securities matured	15,744,020	15,595,123
Available-for-sale securities sold	2,750,973	15,722,531
Net change in loans	8,634,553	17,549,265
Net capital expenditures	(1,042,319)	(1,402,960)
Proceeds from sale of aquired assets	505,613	-
Purchase of Bank Owned Life Insurance	-	(2,000,000)
Cash paid in connection with acquisition of insurance agency	-	(3,696,250)
Net cash used in investing activities	(17,081,334)	(26,265,929)

Cash flows from financing activities:
Net change in deposits	6,277,016	(3,287,650)
Net change in short-term borrowings	445,272	(4,313,882)
Dividends paid	(662,238)	(654,579)
Net proceeds from Capital Purchase Program	4,200,994	-
Proceeds from stock options exercised	50,500	45,125
Common stock repurchased	-	(2,314,330)
Advances from the Federal Home Loan Bank	5,000,000	17,000,000
Repayment of advances from the Federal Home Loan Bank	(25,000,000)	(34,056,698)
Net (payments) advances on Federal Home Loan Bank overnight advances	(20,250,000)	10,920,000
Structured repurchase agreements	25,000,000	40,000,000
FRB borrower-in-custody	15,000,000	-
Repayment on debt from insurance agencies acquisitions	(595,453)	(588,497)
Repayment on capital lease obligation	(110,061)	(99,484)
Net cash provided by financing activities	9,356,030	22,650,005

Net decrease cash and cash equivalents	(5,273,537)	(1,340,635)

Cash and cash equivalents, beginning of period	12,543,981	10,741,721
Cash and cash equivalents, end of period	$7,270,444	$9,401,086

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Transfer from loans to aquired assets and other real estate owned	$798,446	$-
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities	$3,699,642	$3,493,428

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$195,000	$335,000
Interest paid	13,194,749	16,294,901

Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2009, the results of operations for the three and nine month periods ended March 31, 2009 and 2008, the changes in stockholders' equity for the nine month periods ended March 31, 2009 and 2008, and the cash flows for the nine month periods ended March 31, 2009 and 2008. Operating results for the nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report on Form 10-K. Certain June 30, 2008 amounts have been reclassified to be consistent with the March 31, 2009 financial statements.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at March 31, 2009.  Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	4.01%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	4.01%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	5.18%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80% and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 4.01% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the trust preferred securities is approximately $854,000.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2009	June 30, 2008
Residential real estate	$137,860,818	$140,244,226
Commercial real estate	114,799,920	111,222,848
Construction	12,185,044	4,536,974
Commercial	29,018,330	33,516,315
Consumer & Other	103,270,011	117,046,759
Total	397,134,123	406,567,122
Net Deferred Costs	2,167,676	2,626,847
Total Loans	$399,301,799	$409,193,969

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2009	2008
Balance at beginning of period	$5,656,000	$5,756,000
Add provision charged to operations	1,642,821	657,561
Recoveries on loans previously charged off	160,644	71,981
	7,459,465	6,485,542
Less loans charged off	1,781,465	729,542
Balance at end of period	$5,678,000	$5,756,000

5.  Securities

Securities available-for-sale at cost and approximate fair values and maturities at March 31, 2009 and June 30, 2008 are summarized below:

	March 31, 2009		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$8,996,320	$9,097,132	$1,394,087	$1,313,124
Mortgage-backed securities	132,217,836	137,435,858	120,695,852	119,600,353
Municipal bonds	11,268,426	10,869,666	11,274,516	11,112,247
Corporate bonds	1,482,193	1,409,853	500,000	481,768
Equity securities	2,347,456	1,129,374	2,594,389	1,975,485
	$156,312,231	$159,941,883	$136,458,844	$134,482,977

The cost and market values of available-for-sale debt securities at March 31, 2009 and June 30, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$500,000	$419,782	$-	$-
Due after one year through five years	8,985,976	9,086,621	500,000	481,768
Due after five years through ten years	215,363	216,163	215,396	215,432
Due after ten years	12,045,600	11,654,085	12,453,207	12,209,939
Mortgage-backed securities (including securities with interest rates
ranging from 4.0% to 6.4% maturing February 2013 to September 2038)	132,217,836	137,435,858	120,695,852	119,600,353
	$153,964,775	$158,812,509	$133,864,455	$132,507,492

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2009
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$12,325,000	0.31% - 5.11%	2010
8,000,000	3.99 - 4.99	2012
10,000,000	2.55 – 2.59	2013
5,000,000	3.99	2014
10,000,000	4.26	2017
5,000,000	4.29	2018
$50,325,000

June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$55,575,000	2.50% - 5.21%	2009
2,000,000	4.31	2010
3,000,000	4.99	2011
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$90,575,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at March 31, 2009. The options are continuously callable quarterly until maturity.

7. Structured Repurchase Agreements

In a leveraging strategy during the nine months ended March 31, 2009, the Company borrowed $25,000,000.

March 31, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$ 5,000,000	2.86%	None			March 25, 2014
$65,000,000

June 30, 2008
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$40,000,000

Payments would be received on the interest rate caps when three month LIBOR exceeded the strike rate on the quarterly reset date.  Payments would be made on the sold interest rate floors when three month LIBOR was below the strike rate on the quarterly reset date.  The amount of the payment would be equal to the difference between the strike rate and three month LIBOR multiplied by the notional amount of the cap or floor and be made 90 days after the reset date.  Payments are being made on the sold interest rate floors, increasing the interest rate to 7.96% from 3.98% on the structured repurchase agreement maturing August 28, 2012.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $72,533,001 as of March 31, 2009.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2008 audited consolidated financial statements. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123. Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures. Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date. Since there were no new options granted (or modifications of existing options) during the nine months ended March 31, 2009, and since all previously granted options were fully vested at the grant date, adoption of the SFAS 123-R had no impact on the March 31, 2009 financial statements.

9.  Capital Lease

In fiscal 2008, the Company recognized a capital lease obligation for the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine, which was acquired by Northeast Bank Insurance Group, Inc. on November 30, 2007.  The present value of the annual lease payments of $38,880 over the remaining twenty-one year term exceeded 90% of the fair value of this building.  The Spence & Matthews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine.  The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building.  Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.  The capital lease obligation was $2,780,961 and $2,891,022 at March 31, 2009 and June 30, 2008, respectively. The capital lease asset is being amortized over the lease term.

10. Insurance Agency Acquisitions

Northeast Bank Insurance Group, Inc. has pending the acquisition of the Goodrich Insurance Associates of Berwick, Maine for $715,000, structured as a purchase of assets for cash.  Following the acquisition, the Goodrich personnel and customer records will be moved to the existing Spence & Matthews office in Berwick.  Northeast Bank Insurance Group, Inc. acquired three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007.  Each acquisition was structured as a purchase of assets for cash and a note, except the Palmer Insurance Agency, which was the purchase of stock for cash and a note.  The details of each purchase appear below, including the acquisition date and the agency’s location in Maine.  Each agency operates at its existing location except Hartford, which was relocated to our agency office in Auburn, Maine, and Russell, which was relocated to the agency office in Anson, Maine.  Spence & Matthews has an office in Rochester, NH.

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

11.  Fair Value Measurements

The Company adopted FAS No. 157 “Fair Value Measurements” in the first quarter of fiscal 2009.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 describes three levels of inputs that may be used to measure fair value (with the highest priority given to Level 1, as these are the most transparent or reliable):

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

To estimate the market value of its available-for-sale securities, the Bank obtains current market pricing from quoted market sources or uses pricing for similar securities.  Assets measured at fair value on a recurring basis are summarized below.

Assets Measured at Fair Value on a Recurring Basis

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale-securities	$159,941,883	$1,129,374	$158,812,509	-

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

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$ 1,381,638	-	$ 1,189,371	$ 192,267

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2009 and 2008 and the financial condition at March 31, 2009 and June 30, 2008. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K for the fiscal year ended June 30, 2008 for discussion of the critical accounting policies of the Company.  Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the current disruptions in the financial and credit markets, the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, deposit insurance premiums and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2008 and the additional risk factors in Part II of this 10-Q.  These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Loans have decreased compared to June 30, 2008, due principally to a decrease in commercial and consumer loans. We stopped originating indirect automobile and RV loans in October, 2008 due to increasing delinquencies and credit losses.  We continue to offer auto and other consumer loans through our branch system.  Competition for commercial loans is intense, and we are not competing for relationships where we believe transaction pricing or structure does not properly reflect risk.

Net interest margins are expected to continue to increase modestly over the near term, due to anticipated decreases in cost of funds as the mix changes to overnight funding as term advances from the Federal Home Loan Bank of Boston (“FHLB”) mature.  We also have decreased the interest rates paid on non-maturing, interest-bearing deposit accounts and continue to decrease rates on certificates of deposits.  Since our balance sheet was liability sensitive at December 31, 2008 (our most recent ALCO review), the cost of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets and would generally be expected to result in an increase in net interest income during a period of falling interest rates (and a decrease in net interest income during a period of rising interest rates). The prospect of additional decreases in prime rate in the immediate future is unlikely because the Federal Reserve Bank has lowered the federal funds rate to virtually zero percent.  Thus, any significant improvement in net interest income would require an increased volume of new loan originations in addition to the changes in market rates.

To improve net interest income, during the nine months ending March 21, 2009,  we leveraged our balance sheet by purchasing FNMA and FHLMC mortgage-backed securities funded with structured repurchase agreements.  The structured repurchase agreements have imbedded purchased interest rate caps that are intended to hedge our risk to rising interest rates.  See note 8 to our unaudited financial statements for additional information.

Management believes that the allowance for loan losses as of March 31, 2009 was adequate, under present conditions, for the known credit risk in the loan portfolio. While the loan portfolio decreased during the nine months ended March 31, 2009 as compared to June 30, 2008, we increased our allowance for loan losses by $22,000, to $5,678,000, because loan delinquencies and net credit losses increased.

Noninterest income decreased for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  Insurance commission revenue decreased compared to the quarter ended March 31, 2008 primarily due to lower contingent bonus payments from higher losses experienced in calendar 2008. Investment brokerage income also decreased due to the declines in the stock markets which have slowed the volume of securities transactions handled by our investment brokerage group compared to the quarter ended March 31, 2008.  However, gains on the sales of residential real estate loans increased 400% as lower interest rates increased the volume of residential real estate loans being refinanced.  We expect to improve noninterest income primarily from increases in consumer and commercial property and casualty insurance policies sold by Northeast Bank Insurance Agency, Inc. through cross-sales to bank customers and sales to new customers, thereby increasing insurance commission revenue.  Northeast Bank Insurance Group, Inc. will also be acquiring the Goodrich Agency in May, 2009 and merging their operations into our Berwick agency which will increase commission revenue annually by approximately $700,000. As the stock market recovers, we expect investment brokerage sales volume to increase.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 85% and 83% for the three months ended March 31, 2009 and 2008, respectively.  The ratio has increased due to the increase in  noninterest expense as compared to the same period from the prior fiscal year.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2009, we had eleven banking offices, fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire, a financial services office in Maine and a mortgage loan production office in New Hampshire.  At March 31, 2009, we had consolidated assets of $607.2 million and consolidated stockholders' equity of $48.3 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 11 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's investment brokerage division offers investment, insurance and financial planning products and services from its office in Falmouth, Maine.  We established a mortgage loan production office in Portsmouth, NH in the quarter ended December 31, 2008.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc., is our insurance agency.  Its 14 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley (its headquarters), Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire.  Seven agencies have been acquired in the past twenty-four months: Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc. of Berwick, Maine and Rochester, New Hampshire, was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine.  All of our insurance agencies offer personal and commercial property and casualty insurance products.  Acquisition of the Goodrich Agency in Berwick, Maine will close May 15, 2009 and be merged into our existing Berwick agency.  See Note 6 in our June 30, 2008 audited consolidated financial statements and Note 10 of the March 31, 2009 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and a variety of consumer loans. The Bank sells, from time to time, fixed rate residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities, securities issued by United States government-sponsored enterprises, and corporate and municipal securities. The Bank's profitability depends primarily on net interest income. It continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets(i.e. loans and investments)  and interest-bearing liabilities(i.e. customer deposits and borrowed funds).  The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management and financial planning to reduce its dependency on net interest income.

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

Results of Operations

Comparison of the three and nine months ended March 31, 2009 and 2008

General

The Company reported consolidated net income of $387,370, or $0.14 per diluted share, for the three months ended March 31, 2009 compared to $672,169, or $0.29 per diluted share, for the three months ended March 31, 2008, a decrease of $284,799, or 42%. Net interest and dividend income increased $828,277, or 24%, as a result of a net interest margin increase combined with increased earning assets. The provision for loan losses increased $330,911, or 115%, due to higher net credit losses.  Noninterest income decreased $609,150, or 17%, primarily from decreased securities gains, investment brokerage commissions and insurance commissions. Noninterest expense increased $323,558, or 6%, primarily due to increased other noninterest expenses related to group medical benefits, FDIC insurance and collections expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 3.27% and 0.26%, respectively, for the quarter ended March 31, 2009 as compared to 6.45% and 0.46%, respectively, for the quarter ended March 31, 2008. The decreases in the returns on average equity and average assets were primarily due to lower net income for the most recent quarter.

The Company reported consolidated net income of $750,060, or $0.29 per diluted share, for the nine months ended March 31, 2009 compared to $1,505,162, or $0.63 per diluted share, for the nine months ended March 31, 2008, a decrease of $755,102, or 50%.  Net interest and dividend income increased $1,933,987, or 18%, as a result of an increased net interest margin and increase in average earning assets.  The provision for loan losses increased $985,260, or 150%, due to an increase in net credit losses.  Noninterest income increased $316,167, or 4%, primarily from increased gains on sale of loans and insurance commission revenue.  Noninterest expense increased $2,431,268, or 15%, from the full period impact of three insurance agencies acquired in the nine months ended March 31, 2008, group medical benefits expense, increase in FDIC insurance assessments, collection expenses and realized impairment expense on investment securities.

The annualized ROE and ROA were 2.30% and 0.16%, respectively, for the nine months ended March 31, 2009 as compared to 4.83% and 0.35%, respectively, for the nine months ended March 31, 2008.  The decreases in the returns on average equity and average assets were primarily due to lower net income for nine months ended March 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2009 increased to $4,230,947, as compared to $3,402,670 for the same period in 2008. The increase in net interest and dividend income of $828,277, or 24%, was primarily due to a 47 basis point increase in net interest margin, on a tax equivalent basis, and an increase in average earning assets of $30,000,595, or 6%, for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $32,195,456, or 25%, from the purchase of mortgage-backed securities combined with an increase in average interest-bearing deposits and regulatory stock of $1,493,243, or 21%, partially offset by a decrease in average loans of $3,688,104, or 1%.  Average loans as a percentage of average earning assets were 71% and 75% for quarters ended March 31, 2009 and 2008, respectively.  Our net interest margin, on a tax equivalent basis, was 3.02% and 2.55% for the quarters ended March 31, 2009 and 2008, respectively.  Our net interest spread, on a tax equivalent basis, for the three months ended March 31, 2009 was 2.70%, an increase of 47 basis points from 2.23% for the same period a year ago. Comparing the three months ended March 31, 2009 and 2008, the yields on earning assets decreased 66 basis points and the cost of interest-bearing liabilities decreased 113 basis points.  Our balance sheet has been  liability sensitive, with interest-bearing liabilities repricing more quickly than interest-bearing assets, causing our cost of funds to decrease more quickly than our yield on interest-earning assets.  Specifically,  our certificate of deposits and FHLB advances rolled over at maturity with lower interest rates and our non-maturing, interest-bearing deposit accounts decreased generally following the 400 basis point decrease in federal funds rate from March 31, 2008 to March 31, 2009.  The decreases in our yield on earning assets reflected the decreased yields on loans with prime rate based interest rates, which also decreased 400 basis points over the twelve months ended March 31, 2009 and decreases in yields on regulatory stock and on interest- bearing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended March 31, 2009 and 2008.

	Difference Due to
	Volume	Rate	Total
Investments	$415,882	$(25,475)	$390,407
Loans, net	(63,676)	(789,416)	(853,092)
FHLB & Other Deposits	8,458	(5,994)	2,464
Total Interest-earnings Assets	360,664	(820,885)	(460,221)

Deposits	62,191	(1,179,004)	(1,116,813)
Securities sold under Repurchase Agreements	30,282	(148,918)	(118,636)
Borrowings	128,464	(181,183)	(52,719)
Total Interest-bearing Liabilities	220,937	(1,509,105)	(1,288,168)
Net Interest and Dividend Income	$139,727	$688,220	$827,947

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligations and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $50,436 and $50,766 for the three months ended March 31, 2009 and 2008, respectively.

Net interest and dividend income for the nine months ended March 31, 2009 increased to $12,498,798, as compared to $10,564,811 for the same period in 2008. The increase in net interest and dividend income of $1,933,987, or 18%, was primarily due to a 31 basis point increase in net interest margin, on a tax equivalent basis, and an increase in average earning assets of $29,782,544, or 6%, for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. The increase in average earning assets was primarily due to an increase in average investment securities of $37,212,799, or 33%, from the purchase of mortgage-backed securities and an increase in average interest-bearing deposits and regulatory stock of $1,505,240, or 18%, partially offset by a decrease in average loans of $8,935,495, or 2%. Average loans as a percentage of average earning assets was 72% and 78% for quarters ended March 31, 2009 and 2008, respectively.  Our net interest margin, on a tax equivalent basis, was 2.97% and 2.66% for the nine months ended March 31, 2009 and 2008, respectively. Our net interest spread, on a tax equivalent basis, for the nine months ended March 31, 2009 was 2.74%, an increase of 38 basis points from 2.36% for the same period a year ago. Comparing the nine months ended March 31, 2009 and 2008, the yields on earning assets decreased 64 basis point compared to a 101 basis point decrease in the cost of interest-bearing liabilities. The decreases in our yield on earning assets and in the cost of interest-bearing liabilities reflect the general decrease in interest rates. Prime rate and federal funds rate have decreased 400 basis points over the twelve months ended March 31, 2009. Our liability sensitive balance sheet has allowed us to reduce our cost of funds more rapidly than the decrease in the yield on earning assets, improving our net interest margin and net interest spread.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the nine months ended March 31, 2009 and 2008.

	Difference Due to
	Volume	Rate	Total
Investments	$1,459,912	$87,749	$1,547,661
Loans, net	(472,779)	(2,274,917)	(2,747,696)
FHLB & Other Deposits	33,788	(74,896)	(41,108)
Total Interest-earnings Assets	1,020,921	(2,262,064)	(1,241,143)

Deposits	48,843	(3,079,255)	(3,030,412)
Securities sold under repurchase Agreements	59,556	(512,136)	(452,580)
Borrowings	771,856	(464,616)	307,240
Total Interest-bearing Liabilities	880,255	(4,056,007)	(3,175,752)
Net Interest and Dividend Income	$140,666	$1,793,943	$1,934,609

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $152,434 and $151,812 for the nine months ended March 31, 2009 and 2008, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affect net interest and dividend income. Interest rate risk arises primarily in our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The interest sensitivity of the Bank's balance sheet has a liability sensitive position, where the costs of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets. As a result, the Bank is generally expected to experience a decrease in its net interest margin during a period of increasing interest rates, and an increase in its net interest margin during a period of decreasing interest rates.

As of March 31, 2009 and 2008, 47% and 43%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 was $618,536, an increase of $330,911, or 115%, from $287,625 for the three months ended March 31, 2008. For the nine months ended March 31, 2009 and 2008, the provision for loans losses was $1,642,821 and $657,561, respectively, an increase of $985,260, or 150%. We have maintained our allowance for loan losses virtually flat to June 30, 2008 by recognizing a provision equal to net charge-offs.  The provision was increased, due to the increase in net charge-offs, $661,537 for the three months ended March 31, 2009 compared to $287,625 for the same period in 2008 and $1,620,821 for the nine months ended March 31, 2009 compared to $657,561 for the same period in 2008 and increasing the allowance for loan losses compared to its June 30, 2008 balance to reflect increasing credit risk in the loan portfolio.  For our internal analysis of the adequacy of the allowance, we considered the decrease in loans for the nine months ended March 31, 2009, the increase in net credit losses for the quarter and nine months ended March 31, 2009 compared to the same periods in the prior year, an increase in loan delinquency (4.59% at March 31, 2009 compared to 3.03% at June 30, 2008 and 3.90% at March 31, 2008) an increase in nonaccrual loans compared to June 30, 2008 of $974,000, to $8,677,000, and an increase in internal classified and criticized commercial and commercial real estate loans.    Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.42% at March 31, 2009 compared to 1.35% at June 30, 2008 and virtually flat to 1.41% at March 31, 2008.

Noninterest Income

Total noninterest income was $3,031,683 for the three months ended March 31, 2009, a decrease of $609,150, or 17%, from $3,640,833 for the three months ended March 31, 2008. This decrease reflected the combined impact of a $267,147 decrease in gains on securities sales, a $433,531, or 64%, decrease in investment brokerage revenue from lower sales volume attributed to the decline in the stock market and the current economic recession, and a $464,490, or 23%, decrease in insurance agency commissions due to increased losses experienced by the insurance companies resulting in a decrease in contingent bonus payments received, partially offset by a $519,729, or 428%,  increase in gains on sale of loans due to a significant increase in residential real estate mortgage refinance activity compared to one year ago and a $50,920 increase in other noninterest income, primarily from mortgage servicing revenue.

For the nine months ended March 31, 2009 and 2008, total noninterest income was $8,343,258 and $8,027,091, respectively, an increase of $316,167, or 4%.  This increase was primarily due to insurance agency commissions which increased $518,705, or 13%, due to the full year impact of the Hartford, Spence & Matthews, and Hyler agencies acquired in the six months ended December 31, 2007. We also had an increase of $468,023, or 118%, on gains on the sale of loans as refinance activity increased the volume of residential real estate loans sold.   Fees for other services to customers increased $27,876, or 3%, from better management of overdraft fees.  These increases were partially offset by a decrease in net securities gains of $341,478 and a decrease in investment brokerage commission of $389,700, or 23%, due to lower sales volume.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 was $6,169,926, an increase of $323,558, or 6%, from $5,846,368 for the three months ended March 31, 2008. Of this increase, $364,420 was from the Bank’s operations other than insurance and was attributable to an increase of $120,173 for our self-insured group medical benefits plans due to higher claims, an increase of $139,669 for FDIC insurance accruals for the temporary increased deposit insurance coverage, and an increase of $164,969 in collections expense incurred on a higher volume of workout loans and net credit losses.  The quarters ended March 31, 2009 and 2008 had a comparable number of insurance agency offices.  The $40,862 offset to the balance of the $323,558 increase was due to lower occupancy, advertising, supplies, dues and subscription and other expenses associated with our insurance agency.

For the nine months ended March 31, 2009 and 2008, total noninterest expense was $18,400,089 and $15,968,821, respectively, an increase of $2,431,268, or 15%.  The full year impact of the three insurance agencies acquired in the nine months ended March 31, 2008 accounted for $910,197 of this increase, which was comprised of a $739,138 increase in salaries and employee benefits, $42,956 increase in computer services, $131,847 increase in intangible asset amortization and $72,428 in other noninterest expense. The $1,521,071 balance of the $2,431,268 increase was related to bank operations other than insurance. Of this $1,521,071 increase, employee benefits expense increased $392,012 from increased claims in our self-insurance medical benefits plan and the employee bank-wide incentive plan.  Occupancy expense increased $19,762 from increases in building depreciation, ground maintenance and utilities.  Equipment expense increased $46,594 due to increases in depreciation expense for computer hardware and software and software licensing fees.  Other noninterest expense increased $1,062,703 which included $75,210 of increased professional fees related to the conversion to new Internet banking software and marketing of repossessed collateral, $267,444 of increased FDIC insurance due to the loss of one-time assessment credits, $277,891 of increased loan collections expense, $91,704 of increased postage expense and $267,853 of increased impairment expense.

For the three and nine months ended March 31, 2009, the decrease in income tax expense was primarily due to the decrease in income before income taxes as compared to the same periods in 2008.

Our efficiency ratio, which is total noninterest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 85% and 83% for the three months ended March 31, 2009 and 2008, respectively. The slight increase in the efficiency ratio was due to the increase in noninterest expense.  For the nine months ended March 31, 2009 and 2008, the efficiency ratio was 88% and 86%, respectively.  The increase in the efficiency ratio was due, in part, to the increase in noninterest expenses from acquired insurance agencies and FDIC insurance premium, collections and impairment expense.

Financial Condition

Our consolidated assets were $607,201,232 and $598,273,650 as of March 31, 2009 and June 30, 2008, respectively, an increase of $8,927,582, or 1%. This increase was primarily due to an increase of $25,458,906, or 19%, in available-for-sale securities, partially offset by a decrease of  $3,875,551, or 43%, in cash and due from banks, $1,397,986, or 40%, in interest-bearing deposits, $151,765, or 31%, in loans held-for-sale, and $9,892,170, or 2%, in loans, primarily commercial and consumer loans,  a decrease in intangible assets of $564,621 from amortization and a decrease of $1,395,843 in other assets due to a decrease in net deferred income taxes. For the three months ended March 31, 2009, average total assets were $615,890,899, an increase of $29,258,551, or 5%, from $586,632,348 for the same period in 2008. This increase in average assets was primarily attributable to an increase in available-for-sale securities.

Total stockholders' equity was $48,313,998 and $40,273,312 at March 31, 2009 and June 30, 2008, respectively, an increase of $8,040,686, or 20%, due to receipt of $4,210,480 million of preferred stock and common stock warrants sold to the US Treasury under the Capital Purchase Program, net of expenses, net income for the nine months ended March 31, 2009 and an increase in accumulated other comprehensive income of $3,699,642, partially offset by dividends paid.  Tangible book value per outstanding common share was $13.71 at March 31, 2009 and $11.85 at June 30, 2008.  Book value per outstanding common share was $19.00 at March 31, 2009 and $17.40 at June 30, 2008.

Investment Activities

The available-for-sale investment portfolio was $159,941,883 as of March 31, 2009, an increase of $25,458,906, or 19%, from $134,482,977 as of June 30, 2008.  This increase was due to leveraging transactions carried out in July and September, 2008 under which we acquired $22 million of mortgage-backed securities which were funded through available funds and structured repurchase agreements of $20 million with an average rate of 4.37% and a spread of approximately 1.34%.  To reduce our risk to rising interest rates, $20 million of purchased interest rate caps were imbedded in these transactions with a strike rate based on three month LIBOR. See note 7 for additional information.  In addition to the leveraging strategy, we continued to purchase other mortgage-backed securities to pre-invest the estimated cash flow from our indirect loan portfolio.

The investment portfolio as of March 31, 2009 consisted of debt securities issued by U.S. government-sponsored enterprises and corporations, mortgage-backed securities, municipal securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans which are not immediately used by the Bank are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $160,117,732 for the three months ended March 31, 2009 as compared to $127,922,276 for the three months ended March 31, 2008, an increase of $32,195,456, or 25%. This increase was due primarily to the leveraging transactions described above which included purchasing of mortgage-backed securities.

Our entire investment portfolio is classified as available-for-sale at March 31, 2009 and June 30, 2008, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at March 31, 2009 were $156,312,231 and $159,941,883, respectively. The difference between the carrying value and the cost of the securities of $3,629,652 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $1,218,082 and the net unrealized gains on U.S. government-sponsored enterprises, corporate debt, mortgage-backed, and municipal securities were $4,847,734 at March 31, 2009. The U.S. government-sponsored enterprises, corporate debt, and mortgage-backed securities have increased in market value due to the decreases in long-term interest rates as compared to June 30, 2008. Substantially all of the U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprises, corporate debt, mortgage-backed and municipal securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $399,635,614 as of March 31, 2009 decreased $10,043,935, or 2%, from $409,679,549 as of June 30, 2008. Compared to June 30, 2008, construction and commercial real estate loans increased, while loans held for sale, residential real estate, commercial loans and consumer loans decreased. Residential real estate loans decreased $2,535,173, or 2%, reflecting residential real estate originated for sale during the nine months ended March 31, 2009. Construction loans increased $7,648,070, or 169%, due to advances on previously approved construction loans during the nine months ended March 31, 2009.  Commercial real estate loans increased $3,577,072, or 3%, reflecting opportunities in our market.  Commercial loans decreased $4,497,985, or 13%, from loan payoffs.  Consumer loans decreased $13,776,748, or 12%, due to our decision to stop originating indirect recreational vehicle and indirect auto loans in October 2008. Net deferred loan origination costs decreased $459,171, or 17%, primarily from pay down of principal of indirect loans.  The total loan portfolio averaged $406,755,506 for the three months ended March 31, 2009, a decrease of $3,688,104, or 1%, compared to the three months ended March 31, 2008.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's loan portfolio as of March 31, 2009 had a mix change with increases in real estate secured loans which were more than offset by decreases in consumer and commercial loans when compared to June 30, 2008. The Bank's local market continues to be very competitive for loan volume.

Residential real estate loans consisting of primarily owner-occupied residential loans as a percentage of total loans were 35%, 34% and 35% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. Variable rate loans as a percentage of total residential real estate loans was 36% as of March 31, 2009 and 34% as of both June 30, 2008 and March 31, 2008, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated fixed-rate residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate loans, including loans held-for-sale, of $142,105,416 for the three months ended March 31, 2009 decreased $2,802,214, or 2%, from the three months ended March 31, 2008. This decrease was due to the origination of more fixed rate loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 3% of residential real estate loans at March 31, 2009. The Bank has not pursued a similar strategy recently.

In light of increases in delinquencies and classified and criticized loans in the commercial real estate loan and commercial loan portfolios, the Bank applied its underwriting standards in a manner that reflected the additional risk due to current economic conditions; as a result, fewer of these loans were originated. To the extent these types of loans were originated, the interest rates reflected the additional risk involved in light of the current economic conditions.  Commercial real estate loans as a percentage of total loans were 29%, 27%, and 26% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. Variable rate loans in this portfolio as a percentage of total commercial real estate loans were 95% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $115,816,063 for the three months ended March 31, 2009 increased $11,160,985, or 11%, from the same period in 2008.

Construction loans as a percentage of total loans were 3%, 1%, and 1% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 66%, 37%, and 50% for the same periods, respectively. Average construction loans were $9,380,160 and $5,631,120 for the three months ended March 31, 2009 and 2008, respectively, an increase of $3,749,040, or 66%.

Commercial loans as a percentage of total loans were 7%, 8% and 9% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. The variable rate products as a percentage of total commercial loans were 69%, 67%, and 63% for the same periods, respectively. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $29,253,267 for the three months ended March 31, 2009 decreased $5,517,095, or 16%, from $34,770,362, for the same period in 2008.

Consumer and other loans as a percentage of total loans were 26%, 30%, and 29% for the periods ended March 31, 2009, June 30, 2008, and March 31, 2008, respectively. At both June 30, 2008 and March 31, 2009, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 29%, 47%, and 19% of total consumer loans, respectively. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. Prior to our decision to no longer originate indirect loans, the consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees were deferred and amortized over the life of the loans as a yield adjustment. Management attempted to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $107,916,923 and $117,795,962 for the three months ended March 31, 2009 and 2008, respectively. The $9,879,039, or 8%, decrease in the portfolio was due to our decision to no longer originate indirect recreational vehicle and auto lending in October, 2008. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2009		June 30, 2008
Indirect Auto	$29,515,848	29%	$34,980,847	30%
Indirect RV	49,005,078	47%	54,915,583	47%
Indirect Mobile Home	19,717,641	19%	21,759,537	18%
Subtotal Indirect	98,238,567	95%	111,655,967	95%
Other	5,031,444	5%	5,390,792	5%
Total	$103,270,011	100%	$117,046,759	100%

Classification of Assets

Loans are classified as non-performing when they are more than 90 days delinquent or when they are less than 90 days past due but, based on our judgment, the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $8,677,000 and $7,703,000 at March 31, 2009 and June 30, 2008, respectively, or 2.17% and 1.88% of total loans, respectively. The Bank's allowance for loan losses was equal to 65% and 73% of the total non-performing loans at March 31, 2009 and June 30, 2008, respectively. The following table represents the Bank's non-performing loans as of March 31, 2009 and June 30, 2008:

Description	March 31, 2009	June 30, 2008
Residential Real Estate	$987,000	$1,390,000
Commercial Real Estate	3,728,000	2,358,000
Commercial Loans	3,234,000	3,214,000
Construction	-	101,000
Consumer and Other	728,000	640,000
Total non-performing	$8,677,000	$7,703,000

Non-performing loans increased $974,000, or 13%, for the nine months ended March 31, 2009 compared to June 30, 2008. Of total non-performing loans at March 31, 2009, $2,053,000 of these loans were current and paying as agreed compared to $2,510,000 at June 30, 2008, a decrease of $457,000.  The commercial real estate and commercial non-performing loans are subject to a loan-by-loan review to determine the risk of loss based on the estimated distressed sale value of collateral. This risk of loss assessment was incorporated in determining the adequacy of the allowance for loan losses.

At March 31, 2009, the Bank had $1,853,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $827,000 when compared to the level of $2,680,000 at June 30, 2008.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

3-31-09	12-31-08	9-30-08	6-30-08	3-31-08
5.10%	4.35%	3.43%	3.64%	4.41%

Loans classified as non-performing remain on such status until the borrower has demonstrated a sustainable period of performance. Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, would be 4.59% as of March 31, 2009 compared to 3.03% at June 30, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,678,000 as of March 31, 2009, an increase of $22,000 from $5,656,000 at June 30, 2008 representing 1.42% and 1.38%, respectively, of total loans for each of the periods. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon: the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes: estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans, and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows, discounted at the loan's contractual effective rate, and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including: historical credit losses; delinquent, non-performing and classified loans; trends in volumes; terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic factors. For the nine months ended March 31, 2009, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of March 31, 2009 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2009. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at March 31, 2009. The rating for the separate account insurance company was downgraded during the quarter ended March 31, 2009 from AA- to A+.  Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 24.7% of the Bank’s Tier 2 capital as of March 31, 2009, which is below our 25% policy limit.  Northeast Bancorp contributed the net proceeds from the US Treasury Capital Purchase Program to the Bank, increasing its capital and reducing the ratio from the 26.8% reported at June 30, 2008.

Goodwill of $4,390,340 as of March 31, 2009 was unchanged compared to June 30, 2008. This asset resulted from consideration paid in excess of identified tangible and intangible assets from the seven insurance agency acquisitions that occurred in fiscal 2007 and 2008.

Intangible assets of $7,879,803 as of March 31, 2009 decreased $564,621, from $8,444,424 as of June 30, 2008. This decrease represents the normal amortization for the nine months ended March 31, 2009.  This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2008 for additional information on intangible assets.

Capital Resources and Liquidity

The Bank continues to attract new local core deposits and certificates of deposit relationships. As alternative sources of funds, the Bank utilizes FHLB advances and brokered time deposits ("brokered deposits") when their respective interest rates are less than the interest rates on local market deposits. FHLB advances are used to fund short-term liquidity demands and supplement the growth in earning assets.

Total deposits of $369,650,787 as of March 31, 2009 increased $6,277,016, or 2%, from $363,373,771 as of June 30, 2008.  Excluding the decrease in brokered deposits, customer deposits increased $7,579,012, or 2%.  Brokered deposits decreased $1,301,996, or 10%, representing repayment at maturity.  As a result of a direct mail promotion of a tiered money market account, money market accounts increased $12,528,904, or 57%.  Certificates of deposit decreased $5,080,126, or 2%, reflecting the impact of interest rates offered in the middle of the range in our market as balances rolled over at maturity.  However,  a promotion of 9 month certificates with a rate of 2.00% mitigated the decrease.   Demand accounts decreased $5,029,328, or 14%, NOW accounts decreased $4,721,703, or 10%, and savings accounts decreased $278,987, or 1%, during the nine months ended March 31, 2009 compared to June 30, 2008.  Interest rates on all interest-bearing, non-maturing deposit accounts were reduced during the nine months ended March 31, 2009 as the federal funds rate was decreased by the Open Market Committee of the Federal Reserve.  Management's continuing strategy is to offer certificate of deposit rates for maturities one year and less with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $368,405,552 for the three months ended March 31, 2009 increased $6,236,926, or 2%, compared to the average for the three months ended March 31, 2008 of $362,168,626. This increase in total average deposits compared to March 31, 2008 was attributable to an increase in average money market accounts of $14,574,762, or 89%, and an increase in certificates of deposit of $1,418,477, or 1%. These increases were partially offset by a decrease in average demand deposit accounts of $208,264, or 1%, average NOW accounts of $5,040,645, or 10%, a decrease in average savings of $669,903, or 3%, and a decrease in average brokered time deposits of $3,837,501, or 20%.  These decreases in core account balances reflect customers moving funds to higher yielding money market accounts. Excluding average brokered deposits, average customer deposits increased $10,074,427, or 3%, for the three months ended March 31, 2009 compared to the same period one year ago.

All interest-bearing non-maturing deposit accounts have market interest rates. Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits, and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. Policy limits the use of brokered deposits to 25% of total assets. We use five national brokerage firms to source brokered deposits. Each brokerage company utilizes a system of agents who solicit customers throughout the United States. The terms of these deposits allow for withdrawal prior to maturity only in the case of the depositor's death, have maturities generally beyond one year, have individual maturities no greater than $5 million in any one month and bear interest rates equal to or slightly above comparable FHLB advance rates. Brokered deposits carry similar risk as local certificates of deposit, in that both are interest rate sensitive with respect to the Bank's ability to retain the funds.   At March 31, 2009, brokered time deposits as a percentage of total assets was 1.9% compared to 2.1% at June 30, 2008 and 2.3% at March 31, 2008. The weighted average maturity for the brokered deposits was approximately 1.5 years.

Advances from the Federal Home Loan Bank (FHLB) were $50,325,000 as of March 31, 2009, a decrease of $40,250,000, or 44%, from $90,575,000 as of June 30, 2008. This decrease was due, in part, to moving overnight advances of $15,000,000 to the Fed Discount Window.  At March 31, 2009, we had pledged U.S. government agency and mortgage-backed securities of $37,113,886 as collateral for FHLB advances. We plan to continue to purchase additional U.S. government agency and mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. Newly originated adjustable residential real estate loans will be held in portfolio and will qualify as collateral. In addition to U.S. government agency and mortgage-backed securities, residential real estate loans, certain commercial real estate loans, and certain FHLB deposits free of liens, pledges and encumbrances are required to be pledged to secure FHLB advances. Municipal securities cannot be pledged. Average advances from the FHLB were $61,124,033 for the three months ended March 31, 2009, a decrease of $22,100,484, or 27%, compared to $83,224,517 average for the same period last year.

Structured repurchase agreements were $65,000,000 at March 31, 2009, an increase of $25,000,000, or 62%, from $40,000,000 at June 30, 2008. This increase was due to transactions of $5,000,000 in March, 2009 bearing an interest rate of 2.86% and $10,000,000 each in July and September, 2008 bearing interest rates of 4.30% and 4.44%, respectively.  For the outstanding structured repurchase agreements at March 31, 2009, we pledged $72,533,001 of mortgage-backed securities as collateral.  The structured repurchase agreements for the quarter ended March 31, 2009 bear an overall interest rate of 4.87%, which reflects the cost of a $10,000,000 with an imbedded sold interest rate floor and an effective interest rate of 7.96% because three month LIBOR rate at the last reset date is below the strike rate of 4.86%.  Interest is paid quarterly.  See note 7 for additional information.  Average structured repurchase agreements were $60,277,778 for the three months ended March 31, 2009, an increase of $20,277,778, or 51%, compared to $40,000,000 average for the same period last year.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $33,286,109 as of March 31, 2009, an increase of $445,272, or 1%, from $32,840,837 as of June 30, 2008. Market interest rates are offered on this product. At March 31, 2009, we had pledged U.S. government agency and mortgage-backed securities of $34,771,984 as collateral for repurchase agreements. We have replaced excess deposit insurance on public deposit sweep accounts with a letter of credit issued by the Federal Home Loan Bank of Boston.  Our excess deposit insurance company no longer offers this product.  Average securities sold under repurchase agreements were $36,625,204 for the three months ended March 31, 2009, an increase of $4,231,946, or 13%, compared to the average for the three months ended March 31, 2008 of $32,393,258.

The Federal Discount Window Borrower-in-Custody program advances were $15,000,000 at March 31, 2009.  There was no outstanding balance at June 30, 2008 or March 31, 2008.  The advance term was 90 days and carries a variable rate equal to the current federal funds plus 0.25%.  Under the terms of this credit line, the Bank has pledged $23,995,887 of its indirect auto loans and $9,947,730 of municipal bonds.   Average FRB Borrower-in-Custody was $15,000,000 for the quarter ended March 31, 2009.

The following table is a summary of the liquidity the Bank has the ability to access as of March 31, 2009 in addition to the traditional retail deposit products:

Brokered time deposits	$ 139,931,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	$ 40,141,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	$ 18,944,000	Unused credit line subject to the pledge of indirect auto loans and municipal bonds
Total Unused Borrowing Capacity	$ 199,016,000

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

The following table summarizes the outstanding junior subordinated notes as of March 31, 2009:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	4.01%	March 30, 2009
NBN Capital Trust III	3,093,000	4.01%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	5.18%

We do not expect to call NBN Capital Trust II and III on the first call date, in whole or in part, due to the general unavailability of similar funding.  The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $854,000 based on the current interest rates.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  The Board of Directors extended the 2006 Stock Repurchase Plan to permit stock repurchases in connection with benefit plans. The stock repurchase plan allows the Company to purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time. For the three and nine months ended March 31, 2009, the Company did not repurchase any shares of stock. The remaining repurchase capacity of the plan was 58,400 shares at quarter end.  Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through March 31, 2009.  Management believes that these and future purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by the Company at any time.

Total stockholders' equity of the Company was $48,313,998 as of March 31, 2009, as compared to $40,273,312 at June 30, 2008. The increase of $8,040,686, or 20%, was due to proceeds from the preferred stock and common stock warrants sold to the US Treasury under the Capital Purchase Program, net of issuance costs, of $4,200,994, net income for the nine months ended March 31, 2009 of $750,060, an increase in other comprehensive income of $3,699,642, stock options exercised of $50,500 and a stock grant of $1,728 that was partially offset by the payment of dividends of $662,238. Book value per common share was $19.00 as of March 31, 2009, as compared to $17.40 at June 30, 2008.  Tier 1 capital to total average assets of the Company was 8.19% as of March 31, 2009 and 7.31% at June 30, 2008.

The Company's net cash used by operating activities was $2,451,767 during the nine months ended March 31, 2009, which was a $176,478 increase compared to the same period in 2008, and was primarily attributable to a decrease in loans held for sale for the nine months ended March 31, 2009.  Investing activities were a net use of cash primarily due to purchasing investment securities during the nine months ended March 31, 2009 as compared to the same period in 2008. Financing activities resulted in a net source of cash from sale of preferred stock, structured repurchase agreements and advances from the Fed Discount Window Borrower-in-Custody program partially offset by a decrease in FHLB advances compared to the same period in 2008. Overall, the Company's cash and cash equivalents decreased by $5,273,537 during the nine months ended March 31, 2009.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2009, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2009, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total capital to risk weighted assets	$54,816	13.26%	$33,065	> 8.00%	$41,332	> 10.00%
Tier 1 capital to risk weighted assets	$49,282	11.92%	$16,533	> 4.00%	$24,799	> 6.00%
Tier 1 capital to total average assets	$49,282	8.19%	$24,060	> 4.00%	$30,075	> 5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total capital to risk weighted assets	$51,256	12.48%	$32,864	> 8.00%	$41,081	> 10.00%
Tier 1 capital to risk weighted assets	$46,114	11.23%	$16,432	> 4.00%	$24,648	> 6.00%
Tier 1 capital to total average assets	$46,114	7.70%	$23,968	> 4.00%	$29,959	> 5.00%

Off-balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract, or notional amounts, of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2009, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$50,325,000	$12,325,000	$8,000,000	$15,000,000	$15,000,000
Structured repurchase agreements	65,000,000	30,000,000	20,000,000	15,000,000	-
FRB borrower-in-custody account	15,000,000	15,000,000	-	-	-
Junior subordinated notes	16,496,000	16,496,000	-	-	-
Capital lease obligation	2,780,961	153,661	331,974	368,756	1,926,570
Other borrowings	3,431,432	634,157	1,191,914	1,161,785	443,576
Total long-term debt	153,033,393	74,608,818	29,523,888	31,530,541	17,370,146

Operating lease obligations (1)	1,803,162	454,170	760,326	383,001	205,665
Total contractual obligations	$154,836,555	$75,062,988	$30,284,214	$31,913,542	$17,575,811

		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$27,674,193	$27,565,469	$108,724	$-	$-
Commitments related to loans held for sale(3)	5,769,960	5,769,960	-	-	-
Unused lines of credit (4)(5)	40,615,927	17,252,922	1,422,814	1,980,934	19,959,257
Standby letters of credit (6)	1,202,698	1,045,649	157,049	-	-
	$75,262,778	$51,634,000	$1,688,587	$1,980,934	$19,959,257

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2009 was a gain of $13,717.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2009.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2009 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

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

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jan. 1 – Jan. 31	-	-	-	58,400
	Feb 1 – Feb. 28	-	-	-	58,400
	Mar. 1 – Mar. 31	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
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

Date: May 13, 2009		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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