Form 10-K
NORTHEAST BANCORP /ME/
filed 2009-09-25
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large Accelerated Filer _ Accelerated filer _ Non-accelerated filer _ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

The aggregate market value of the Registrant's common shares held by non-affiliates, as of December 31, 2008, was approximately $16,736,804 based on the last reported sales price of the Company's common shares on the NASDAQ exchange as of the close of business on such date.  Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.   There were 2,321,332 common shares of the registrant outstanding as of September 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2009 Annual Meeting of Shareholders	III

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

Part III
	Item 10.	Director and Executive Officers of the Registrant

	Item 11.	Executive Compensation

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

	Item 13.	Certain Relationships and Related Transactions

	Item 14.	Principal Accountant Fees and Services
Part IV
	Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1.  Business

Overview and History

Northeast Bancorp ("us", "our", "we", or the "Company"), a Maine corporation chartered in April 1987, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA").  Prior to 1996, the Company operated under the name Bethel Bancorp.  The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), which has eleven banking branches. The Bank offers property and casualty insurance products through the Bank's wholly owned subsidiary, Northeast Bank Insurance Group, Inc. ("NBIG").  NBIG has fourteen insurance agency offices, four of which are located in our banking branches. In addition, we also offer investment services, including financial planning products and services, through our office in Falmouth, Maine.

Northeast Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B. ("Bethel"), is a Maine state-chartered bank and a member of the Federal Reserve System.  From 1987 to August 2004, Northeast Bank was a federal savings bank, and the Company was a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS").  In August 2004, Northeast Bank's charter was converted into a Maine state-chartered universal bank, and the Company became a bank holding company under the BHCA.  In connection with the conversion of its charter, Northeast Bank applied for and was granted membership in the Federal Reserve System.  Accordingly, the Company and Northeast Bank are currently subject to the regulatory oversight of the Federal Reserve Bank of Boston ("FRB") and the State of Maine Bureau of Financial Institutions.

As of June 30, 2009, the Company, on a consolidated basis, had total assets of approximately $598 million, total deposits of approximately $385 million, and stockholders' equity of approximately $47 million.  Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Strategy

Northeast Bancorp through its subsidiary, Northeast Bank, the Bank's subsidiary, NBIG, and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine and southeastern New Hampshire. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area. Management’s strategy is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine and southeastern New Hampshire, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services per household, increasing non-interest income from expanded investment and insurance brokerage and trust services, and controlling the growth of non-interest expenses.  Management believes that this strategy will increase core earnings in the long term by providing stronger interest margins, additional non-interest income and increased loan volume. We believe that the local character of the Bank's business and its "community bank" management philosophy allows it to compete effectively in its market area.

Our community banking strategy emphasizes the development of long-term comprehensive banking relationships with customers at each branch location by increasing the number of products and services with each customer and providing consistent, high quality service from:

•	employees with local decision-making authority;

•	employees who are familiar with the customers' needs, their business environment and competitive demands; and

•	employees who are able to develop and customize personalized financial solutions that are tailored to the customer's needs.

With the goal of providing a full range of banking, financial planning, investment brokerage, and property and casualty insurance services to our customers, and in an effort to develop strong, long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies.  In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages.  In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers.  In particular, we expanded our insurance division through acquisitions in order to provide a broader array of insurance products to our customers, and we have continued to maintain an investment services division to provide financial planning products and service to them as well.

The Bank is subject to examination and comprehensive regulation by the Maine Bureau of Financial Institutions (the "Maine Bureau") and the FRB, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law.  The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston.

The principal executive offices of Northeast Bancorp and the Bank are located at 500 Canal Street, Lewiston, Maine, 04240, and the telephone number is (207) 786-3245.

Market Area

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered. The Bank’s mortgage loan orginators are in most of our branches and an office in Portsmouth, New Hampshire.  NBIG has offices in Auburn, Anson, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley, Scarborough, South Paris, Thomaston and Turner, Maine and an office in Rochester, New Hampshire from where the Bank's insurance division offers personal and commercial casualty and property insurance products.  The Company's primary market area, which covers western and south central regions of the State of Maine, is characterized by a diverse economy, but a slow growth area even apart from the current economy.

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

Lending Activities

General

The primary source of income generated by the Bank is from the interest earned from our loan portfolio. The principal lending activities of the Bank are the origination and purchase of conventional mortgages for the purpose of constructing, financing, or re-financing one-to-four family residential properties and commercial properties.  The majority of the properties securing the mortgage loan portfolio are located in the State of Maine. Interest rates and origination fees charged on loans originated by the Bank are generally competitive with other financial institutions and other mortgage originators in our general market area.

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

Residential Lending

The major component of the Bank's lending activities consists of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied property, second mortgage and investment properties, most of which are located in its primary service areas.  The Bank offers a variety of mortgage loan products.  Its originations generally consist of adjustable rate mortgages ("ARMs") or fixed rate mortgage loans having terms of 10, 15, 20  or 30 years amortized on a monthly basis, with principal and interest due each month.  The Bank holds in portfolio most adjustable rate mortgage loans.  Fixed rate loans are generally sold into the secondary market.  Additionally, the Bank offers home equity loans and home equity lines of credit.

Fixed rate and adjustable rate mortgage loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 102% of the value of the property collateralizing the loan, but if made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance which includes but is not limited to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”).  In the case of mortgage loans, the Bank requires mortgagee's title insurance to protect against defects in its lien on the property that collateralizes the loan.  The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

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

Although the contractual loan payment period for 1-4 family residential real estate loans is generally for a 10, 15, 20 or  30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.  The Bank generally does not charge a penalty for prepayment of mortgage loans.  Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other events, that the borrower sells or otherwise disposes of the real property subject to a mortgage.  In general, the Bank enforces due on sale clauses.  The Bank generally applies the same underwriting criteria to residential mortgage loans whether purchased or originated.  In its loan purchases, the Bank generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its underwriting criteria.  In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.  In determining whether to purchase or originate a loan, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral.  On originations, the Bank obtains appraisals of the property securing the loan.  Appraisals must comply with the Home valuation Code of Conduct and are subject to review by the Bank’s appraisal unit.  On purchases, the Bank reviews the appraisal obtained by the loan seller or originator.  On purchases and originations, the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant.

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

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans.  Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property.  Although the largest multi-family or commercial loan in our portfolio at June 30, 2009 was $3,925,612, most of these loans have balances under $500,000.

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

Consumer loans are attractive to us because they typically have a shorter term and carry higher interest rates than that charged on other types of loans.  Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by banks, such as residential mortgage loans.  In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection.  Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

The Bank discontinued its indirect lending in October, 2008 due to increasing delinquencies and increasing charge-offs resulting in an unprofitable line of business.

Construction Loans

The Bank originates residential construction loans to finance the construction of single-family dwellings.  Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $400,000.  Construction loans also are made to contractors to erect single-family dwellings for resale.  Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

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

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines.  Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  Construction loans on residential properties are generally made in amounts up to 80% of appraised value.  Construction loans to developers generally have terms of up to 9 months.  Loan proceeds on builders' projects are disbursed in increments as construction progresses and as inspections warrant.  The maximum loan amount for construction loans is based on the lesser of the current appraisal value or the purchase price for the property.

Loans collateralized by multi-family residential real estate and subdivisions generally are larger than loans collateralized by single-family, owner-occupied housing and also generally involve a greater degree of risk.  Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be more subject to adverse conditions in the real estate market or the economy.

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.  Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FHLMC, FNMA, FHA, VA, RD or Maine State Housing underwriting guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The legal lending limit of the Bank, as of June 30, 2009, was approximately $9.0 million.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information.  Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser and in compliance with the Home Valuation Code of Conduct). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process.  As part of the loan approval process, all uncollateralized loans of more than $25,000 and all new collateralized loans of more than $750,000 require pre-approval by the Bank's loan committee.  Loans to one borrower are subject to limits depending on our internal risk ratings.

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter.  If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage.  Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan.  Title insurance is required on loans collateralized by real property.  Interest rates on committed loans are normally locked in at the time of application for a 30 to 60 day period.

Other Subsidiaries

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI), through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996, and ASI now is an inactive corporate subsidiary.

NBIG, a Maine corporation and a wholly-owned subsidiary of the Bank, was originally formed in 1982 and was formerly known as Northeast Financial Services, Inc. ("NFS"). It transitioned from an entity for real estate development projects, which terminated in fiscal 2005, to acquiring insurance agencies. Subsequent to the 2004 acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS, Solon-Anson was merged into NFS in April, 2005.  NFS's name was then changed to Northeast Bank Insurance Group, Inc. in May 2005.  NBIG now supports the Bank's insurance agencies, which allows the Bank to deliver insurance products to its customers. At June 30, 2009, investment in and loans to this subsidiary constituted 2.24% of the Company's total assets.

Employees

As of June 30, 2009, the Company, the Bank and its subsidiary together employed 228 full-time and 33 part-time employees.  The Company's employees are not represented by any collective bargaining unit.  The Company believes that its relations with its employees are good.

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

Although Northeast Bank, our sole banking subsidiary, meets the applicable capital, management and CRA requirements, the Company has not made an election to become a financial holding company and at this time has no plans to do so.

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

U. S. Treasury’s Capital Purchase Program. The Company sold $4.2 million of Series A Preferred Shares to the U. S. Treasury under this program.  Under the terms and conditions of the Capital Purchase Program, the Company’s ability to declare and pay dividends on any of our common shares and repurchase our common shares, has been restricted. The Company also has to comply with executive compensation and corporate governance standards.  The preferred dividends of 5% will increase in five years to 9% unless the preferred stock is redeemed.  Company contributed the net proceeds to the Bank as additional paid-in-capital.

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

At June 30, 2009, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $1,599,000.

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

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2009, the Company's consolidated Tier 1 Capital ratio was 8.12% and its Total Capital ratio was 13.23%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2008, was 11.81%.

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

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company.  As of June 30, 2009, Northeast Bank was in compliance with applicable minimum capital requirements.

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

The Federal bank regulatory agencies have adapted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

	Total Risk Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio	Other
Well Capitalized:	10% or greater	6% or greater	5% or greater	Not subject to any order or written directive to meet and maintain a specific capital level for any capital measure
Adequately Capitalized	8% or greater	4% or greater	4% or greater (3% in the case of a bank with a composite CAMEL rating of 1)*
Undercapitalized	less than 8%	less than 4%	less than 4% ((3% in the case of a bank with a composite CAMEL rating of 1)*
Significantly Undercapitalized	less than 6%	less than 3%	less than 3%
Critically Undercapitalized				Ratio of tangible equity to total assets is less than or equal to 2%

*Banking regulators issue CAMEL ratings based upon the results of their periodic safety and soundness examinations of financial institutions.  The ratings cover capital, asset quality, management, earnings, and liquidity.  The CAMEL rating for each financial institution is by law confidential.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the CRA and the regulations promulgated there under by the appropriate Federal bank regulatory agency. Under the terms of the CRA, Northeast Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate Federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by that institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is part of the FRB's consideration of applications to acquire, merge or consolidate with, or assume the liabilities of, another banking institution or its holding company, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, which evaluates the institution's record of making loans in its service areas; (b) an investment test, which evaluates the institution's record of investing community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process. Northeast Bank received a "satisfactory" CRA rating in its most recent examination.

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

Due to the recent bank and saving association failures in 2009, the FDIC made a special assessment on all insured institutions of 5 basis points of total assets minus Tier 1 capital as of June 30, 2009.  The special assessment for Northeast Bank was $275,000 and will be collected on September 30, 2009 by the FDIC.

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

In addition, the GLB Act imposes regulations on financial institutions with respect to customer privacy. The GLB generally prohibits disclosure of customer information to non-affiliated third parties unless the customer had been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to provide written disclosure of their privacy policies to customers at the time the banking relationship is formed and annually thereafter. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective in July 2001.

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

The USA Patriot Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The USA Patriot Act amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Under the USA Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. Among other things, the USA Patriot Act requires all financial institutions, including the Company and Northeast Bank, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provision of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign "shell" banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA Patriot Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and Northeast Bank have adopted policies, procedures, and controls to comply with the BSA and the USA Patriot Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

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

Specifically, the Sarbanes-Oxley Act and various regulations promulgated there under, established among other things:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting entity;

•	a prohibition on personal loans to directors and officers, except certain loans made by financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

•
additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	enhanced independence and expertise requirements of members of audit committees;

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

The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted there under. Based on our total assets, we are first required to provide management’s assessment of the company’s internal control over financial reporting in our annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2007 (i.e., fiscal year 2008). In addition, we are required to obtain an attestation report by our auditors for the annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2009 (i.e., fiscal year 2010).  Compliance with the foregoing provisions is expected to increase our administrative costs.

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

See Risk Factors for additional discussion of industry restructuring.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct.  We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets and the availability of and the costs associated with sources of liquidity.  Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.

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

c)
changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio, including those described under "Management's Discussion and Analysis of Results of Operations and Financial Condition --Risk Management";

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

l)	the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;
m)	unanticipated litigation, regulatory, or other judicial proceedings;
n)	the success of the Company at managing the risks involved in the foregoing;
o)	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission;
p)	Continue diversification of income streams;
q)	U. S. Treasury’s ability to changes the terms, rules, or requirements of the Capital Purchase Program could adversely affect the Company; and
r)	additional special assessments for deposit insurance from the FDIC.

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

ITEM 1.a. Risk Factors

The following discussion presents risks that management believes are specific to our business and could have a negative impact on the Company’s financial performance. When analyzing an investment in the Company, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twenty-four months. The volatility and disruption have reached unprecedented levels.  In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. In addition, the fixed-income markets have been experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals, may have an adverse effect on us, in part because we have a large investment portfolio and also because we are dependent upon customer behavior. Our revenues are likely to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

The Company’s profitability is largely a function of the spread between the interest rates earned on interest- earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government and competition, that influence market interest rates and the Company’s ability to respond to changes in such rates. At any given time, the Company’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates, including the slope of the interest rate curve, could adversely affect operating results.

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

Our loan portfolio is concentrated in loans with a higher risk of loss.

Most of our loans are secured by real estate. Our real estate secured lending is generally sensitive to regional and local economic conditions as they significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Collateral evaluation and analysis of the borrower's financial position and ability to meet current payment obligations when these types of loans are originated requires detailed evaluation and review at the time of loan underwriting and on an ongoing basis. The decline in real estate values due to the downturn in the housing and commercial real estate markets have reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.  At June 30, 2009, we had $267 million, or 68%, of total loans held for investments in residential and commercial real estate loans.

Impairment risk may impact our profitability.

The Company regularly purchases U.S. Government-sponsored enterprise debt securities, U.S. Government-sponsored enterprise issued mortgage-backed securities, corporate debt securities, municipal bonds, trust preferred securities and equity securities. The Company is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. The Company periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  The Company recognized $428,000 of securities related impairment expense in the year ending June 30, 2009.

The Company also periodically evaluates its goodwill and other intangibles to determine impairment.  There is risk that the discounted cash flow from the insurance agency acquisitions that created the goodwill and other intangibles could result in a present value lower than the book amount.  Once the goodwill or other intangibles are determined to be impaired, the carrying amount of these assets is reduced and a charge to earnings is recognized.

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

The Company’s participation in the Treasury’s Capital Purchase Program which includes restrictions on the ability to pay dividends or repurchase outstanding common stock, as well as restrictions on executive compensation, may act to depress the market value of the Company’s common stock and hinder its ability to attract and retain well qualified executives.

Pursuant to the terms of the Securities Purchase Agreement between the Company and the Treasury, the ability to declare or pay dividends on any of the Company’s common shares is limited to $0.09 per share per quarter. Specifically, the Company is unable to declare or pay dividends on common shares if in arrears on the payment of dividends on the Series A Preferred Shares. In addition, the ability to repurchase outstanding common shares is restricted. The approval of the Treasury generally is required for the Company to make any stock repurchase (other than purchases of Series A Preferred Shares or common shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, outstanding common shares may not be repurchased if the Company is in arrears on the payment of Series A Preferred Share dividends. The restriction on the Company’s ability to pay dividends may depress its common share market price.

As a recipient of government funding under the Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act for as long as the Treasury holds any securities acquired from the Company pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury holds only the Warrant. In addition, the restrictions on the Company’s ability to compensate senior executives in relationship to executive compensation at companies that are not recipients of TARP funds may limit the Company’s ability to recruit and retain senior executives.

The Treasury’s ability to change the terms, rules or requirements of the Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.

If the Company is unable to redeem the Series A Preferred Shares after five years, the cost of this capital will increase substantially.

If the Company is unable to redeem the Series A Preferred Shares prior to December 12, 2013, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on the Company’s financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on liquidity and results of operations.

The Series A Preferred Shares impact net income available to holders of the Company’s Common Shares and earnings per Common Share, and the Warrant issued to the Treasury may be dilutive to holders of Company Common Shares.

While the additional capital raised through participation in the Treasury’s CPP Program provides further funding for the Company’s business, it has increased the number of diluted outstanding common shares and carries a preferred dividend. The dividends declared and the accretion of discount on the Series A Preferred Shares will reduce the net income available to holders of Company common shares and earnings per common share. The Series A Preferred Shares will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of Company common shares will be diluted to the extent the Warrant issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Shares is exercised. The common shares underlying the Warrant represented approximately 2.9% of total common shares outstanding as of June 30, 2009. Although the Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this restriction.

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

Although there is currently no litigation to which the Company is a party, future litigation that arises during the normal course of business could be material and have a negative impact on the Company’s earnings. Future litigation could also adversely impact the reputation of the Company in the communities that it serves.  We maintain insurance, but the scope of this coverage may not provide us with full or partial coverage in any particular case.

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

The terms of the Capital Purchase Program which the Company issued securities to the United States Department of Treasury may limit the Company’s ability to return capital to shareholders.

The FDIC deposit insurance special assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain specified factors. These increases in the base assessment rate have increased our deposit insurance costs and will negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment will be collected on September 30, 2009. Our special assessment was $275,000. The special assessment will negatively impact our earnings. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The earliest possible date for imposing any such additional special assessment is September 30, 2009, with collection on December 30, 2009. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will further hurt our earnings.

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

In addition to the branch office located in our Headquarters Building, we have 10 additional banking branches and fourteen insurance agency offices located in the State of Maine and one insurance agency office that is located in New Hampshire as set forth below.

Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
882 Lisbon Street, Lewiston	Lease (2)
500 Canal Street, Lewiston	Lease (3)
26 Pleasant Street, Mechanic Falls	Fee Simple
77 Middle Street, Portland	Lease (4)
235 Main Street, South Paris	Fee Simple

Insurance Agency Locations
59 Main Street, Anson, Maine	Fee Simple
232 Center Street, Auburn, Maine*	Lease (1)
235 Western Avenue, Augusta, Maine*	Fee Simple
4 Sullivan Square, Berwick, Maine	Fee Simple
11 Main Street, Bethel, Maine*	Fee Simple
346 Main Street, Jackman, Maine	Lease (6)
28 Main Street, Livermore Falls, Maine	Lease (7)
89 Main Street, Mexico, Maine	Fee Simple
2568 Main Street, Rangeley, Maine	Fee Simple
59 South Main Street, Rochester, New Hampshire	Lease (8)
423 U. S. Route 1, Scarborough, Maine	Lease (9)
235 Main Street, South Paris, Maine*	Fee Simple
472 Main Street, Thomaston, Maine	Lease (10)
10 Snell Hill Road, Turner, Maine	Fee Simple

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
(8) Lease is a tenant at will.
(9) Lease term is three years and expires July 31, 2010.
(10) Lease is a tenant at will.

The Bank's investment division leases space at 202 US Route One, Falmouth, Maine, which has a term of five years and expires August 31, 2012. In addition, the Bank has purchased land in Windham, Maine and Northeast Bank Insurance Group, Inc. has purchased land in Jay, Maine.

Northeast Bank Insurance Group, Inc. (“NBIG”) exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine from a senior officer of Northeast Bank Insurance Group, Inc.  The transaction closed on June 24, 2009.  The option price of $375,000 was determined at the time NBIG acquired the Spence & Mathews Agency in November 2007.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of Northeast Bank Insurance Group.

On December 13, 2007 and January 8, 2008, Northeast Bank Insurance Group, Inc. (“NBIG”) purchased from a company owned by the president of NBIG the land and building of the leased insurance agency offices in Anson, Mexico and Rangeley, Maine and a land lot in Jay, Maine.  The purchase price totaled $516,000.  The purchase price for each transaction was based upon an independent third party appraisal, except for the price of the land lot.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of NBIG.

On September 1, 2006, the Bank purchased its South Paris, Maine branch, previously leased from a member of our Board of Directors. The $400,000 purchase price was based upon an independent appraisal.  The consideration paid was 5,000 shares of Company common stock and $297,000 in cash. The common stock issued was based on the market price on the day prior to the closing. This acquisition was not material to the balance sheet or the results of operations for the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 2009.

Executive Officers of the Registrant

The name, age, and position of each executive officer of the Company and the Bank are set forth below along with such officer's business experience during the past five years.  Officers are elected annually by the respective Boards of Directors of the Company and the Bank to hold office until the earlier of their death, resignation, or removal.

Name	Age	Position with Company and/or Bank
James D. Delamater	58	President and Chief Executive Officer (1)
Pender J. Lazenby	59	Chief Risk Officer
Marcel Blais	50	Chief Operating Officer
Robert S. Johnson	57	Chief Financial Officer (1)
Suzanne Carney	42	Clerk

(1) Each of these individuals serves both the Company and the Bank in the same capacities as indicated above.

James D. Delamater has been President, Chief Executive Officer, and a director of the Company and the Bank, since 1987.

Marcel Blais has been the Senior Vice President of the Bank – Chief Operating Officer since 1998.  Mr. Blais joined the Company in 1997 as the Vice President of the Bank - Branch Administration.  Prior to joining the Company he served as Vice President of Atlantic Bank from 1995 to 1997, and as Vice President - Branch Manager of Casco Bank from 1977 until 1995.

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

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  The common stock of Northeast Bancorp currently trades on the NASDAQ under the symbol "NBN". As of the close of business on September 1, 2009, there were approximately 2,321,332 shares of common stock outstanding held by approximately 414 stockholders of record.

The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on AMEX, and dividends paid during each quarter for periods indicated.

2008 – 2009	High	Low	Div Pd
Jul 1- Sep 30	11.97	9.44	.090
Oct 1 - Dec 31	11.03	6.54	.090
Jan 1 - Mar 31	8.80	6.61	.090
Apr 1 - Jun 30	10.86	7.35	.090

2007 – 2008	High	Low	Div Pd
Jul 1- Sep 30	18.63	15.82	.090
Oct 1 - Dec 31	17.30	13.72	.090
Jan 1 - Mar 31	15.53	13.31	.090
Apr 1 - Jun 30	14.79	11.17	.090

On September 18, 2009, the last reported sale price of the Company's Common stock as quoted on NASDAQ was $8.40. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore.  The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. Under the terms and condition of the Capital Purchase Program, dividends paid by the Company to common shareholders are restricted to $0.09 share per quarter.  The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank.  Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions.  Banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1. Business - Supervision and Regulation".

There were no stock repurchases under the 2006 Stock Repurchase Plan for the year ended June 30, 2009.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northeast Bancorp, The S&P 500 Index
And Philadelphia KBW Bank Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/04
6/05
6/06
6/07
6/08
6/09
Northeast Bancorp
S&P 500
Philadelphia KBW Bank

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$33,766	$35,398	$35,682	$35,456	$32,674
Interest expense	16,980	21,051	20,097	16,761	13,967

Net interest income	16,786	14,347	15,585	18,695	18,707

Provision for loan losses	2,168	836	989	1,226	1,302
Other operating income (1)	11,265	10,510	7,903	6,578	5,083
Net securities gains	268	293	42	17	68
Other operating expenses (2)	25,153	21,855	20,075	18,209	16,684

Income before income taxes	998	2,459	2,466	5,855	5,872
Income tax expense	39	528	579	1,851	1,853

Net income	$959	$1,931	$1,887	$4,004	$4,019

Net income available to common stockholders	$825	$1,931	$1,887	$4,004	$4,019

Consolidated per share data:
Net income:
Basic	$0.36	$0.82	$0.77	$1.61	$1.60
Diluted	$0.36	$0.82	$0.76	$1.59	$1.57
Cash dividends	$0.36	$0.36	$0.36	$0.36	$0.36
Selected balance sheet data:
Total assets	$598,148	$598,274	$556,801	$562,918	$575,900
Loans receivable	393,651	409,194	425,571	435,663	461,052
Deposits	385,386	363,374	364,554	395,293	396,219
Borrowings	162,389	186,830	147,564	124,860	136,293
Total stockholders' equity	47,317	40,273	40,850	39,096	39,870
Other ratios:
Return on average assets	0.16%	0.33%	0.34%	0.70%	0.71%
Return on average equity	2.14%	4.63%	4.59%	9.95%	10.39%
Average equity to average total assets	7.35%	7.23%	7.37%	7.07%	6.86%
Common dividend payout ratio	101.14%	44.10%	46.77%	22.40%	22.65%

(1) Includes primarily fees for deposit, investment brokerage and trust services to customers, insurance commission revenue and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition, which follows, presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2009, 2008 and 2007.  This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition.  You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2009 have been reclassified to conform to the 2009 presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors.  Accordingly, we can not give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct.  We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, the availability of and the costs associated with sources of liquidity and changes in the current economic climate.  Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.  For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1.  Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K.  These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Note 1 to the Consolidated Financial Statements contains a summary of Northeast Bancorp's significant accounting policies.

     Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The level of the allowance for loan losses is important to the presentation of the Company's results of operations and financial condition.  The determination of what the loan loss allowance should be requires management to make subjective and difficult judgments, some of which may relate to matters that are inherently uncertain.  Actual results may differ materially from these estimates and assumptions.  This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.  The larger the provision for loan loss, the greater the negative impact on our net income.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry, the regional economy and other factors.  Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see “Asset Quality” below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB”) under the Bank Holding Company Act of 1956.  The Company also is a registered Maine financial institution holding company.  The FRB is the primary regulator of the Company and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions.  We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2009, from 11 banking offices, one financial center and 13 insurance agency offices located in western and south-central Maine, one insurance agency office located in Rochester, New Hampshire, and a mortgage loan production office in Portsmouth, New Hampshire.  At June 30, 2009, we had consolidated assets of $598.1 million and consolidated stockholders' equity of $47.3 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank.  In addition to the Bank’s eleven branch offices, its investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  The Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), offers personal and commercial property and casualty insurance products.  Four of NBIG’s fourteen insurance agency offices operate in our Auburn, Augusta, Bethel, and South Paris, Maine branches.

     Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans, indirect consumer loans and consumer loans.  The Bank sells residential mortgage and commercial real estate loans into the secondary market.  The Bank also invests in mortgage-backed securities, securities issued by United States Government-sponsored enterprises and municipal securities.  The Bank emphasizes the growth of noninterest sources of income from sale of residential mortgage loans, trust management, financial planning, investment brokerage and insurance commissions. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Our net interest margin (net interest income as a percentage of average interest earning assets) is lower than our peers primarily due to our cost of funds. The Bank has focused on increasing the mix of demand deposit and non-maturing, interest-bearing deposit accounts which have a lower cost compared to certificates of deposit.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on interest earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services per household, increasing noninterest income from expanded trust, investment and insurance brokerage services and controlling the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.  For the twelve months ended June 30, 2009, we acquired one insurance agency.

The Company's profitability is affected by the Bank's net interest income, which is affected by the measure known as interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities, or alternatively by interest margin, which is net interest income as a percentage of average interest-earning assets.  Net income is also affected by the level of the provision for loan losses, noninterest income and noninterest expense of Northeast Bancorp and the Bank, and the effective tax rate. Noninterest income consists primarily of loan and deposit service fees, trust, investment brokerage and insurance commission revenue and gains on the sales of loans and investments.  Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include advertising, computer services, supplies, telecommunication and postage expenses.

     Economic Conditions

We believe that our market area has generally witnessed an economic decline and a decrease in residential and commercial real estate values from 2008 through 2009.  The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity and financial condition.  We believe future economic activity will significantly depend on consumer confidence, consumer spending and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2009 to fiscal 2008:

•	Strategic accomplishments during fiscal 2009 included:
o	Increased noninterest income by 8%
o	Increased customer deposits
o	Exited the indirect lending business due to increasing delinquencies and credit losses
o	Acquired the Goodrich Associates insurance agency in Berwick, Maine on May 15, 2009.

•	Capital ratios for the Company and the Bank increased in fiscal 2009 compared to fiscal 2008, exceeding the regulatory definition for “well capitalized”.
o
The Company participated in the Capital Purchase Program by selling $4.2 million of preferred stock and warrants to the U. S. Treasury in December, 2008.  The Company contributed these proceeds as additional capital to the Bank.

•
The allowance for loan losses was $5,764,000 at June 30, 2009, an increase of $108,000 compared to June 30, 2008.  It increased as a percentage of total loans to 1.46% at June 30, 2009 compared to 1.38% at June 30, 2008.  Total loans decreased $15.5 million during fiscal 2009.

•
Net interest margin increased to 299 basis points in fiscal 2009 compared to 270 basis points in fiscal 2008, resulting in an increase in net interest income year over year.  This increase in net interest margin was primarily due to a significant portion of our maturing certificates of deposit resetting to lower interest rates, lowering our overall cost of funds. Total average earning assets increased $28.7 million as a result of purchasing mortgage-backed securities, a leveraging strategy implemented in fiscal 2008.  We reduced our wholesale funding, which includes FHLB advances, structured repurchase agreements, short-term borrowings, junior subordinated debentures, and other borrowings, by $23.9 million by increasing customer deposits.

•
Net income decreased to $958,989 for fiscal 2009 compared to $1,931,289 for fiscal 2008, a decrease of $972,300. Increased net interest income and noninterest income were more than offset by increases in the provision for loan losses from higher net credit losses and noninterest expense from higher FDIC insurance costs, collection expenses and investment security impairment expense.

RESULTS OF OPERATIONS

     Comparison of Fiscal Years Ended June 30, 2009 and 2008

     Overview

For the fiscal year ended June 30, 2009 ("fiscal 2009"), we reported net income of $958,989, or $0.36 per diluted share, as compared to $1,931,289, or $0.82 per diluted share, for the fiscal year ended June 30, 2008 ("fiscal 2008"), an decrease of  $972,300, or 50%.  This decrease was attributable to an increase in the provision for loan losses and an increase in noninterest expense partially offset by an increases in net interest income and noninterest income.  The return on average assets was 0.16% in fiscal 2009 compared to 0.33% in fiscal 2008.  The return on average equity was 2.1% in fiscal 2009 compared to 4.63% in fiscal 2008.  The decrease in our return on average assets and return on average equity was primarily due to the decrease in net income.  Average assets increased $31.7 million in fiscal 2009 compared to fiscal 2008, also contributing to the decrease in the return on average assets.  Similarly, average equity increased $3.0 million primarily from the sale of preferred stock and contributed to the decrease in the return on average equity.

Net interest income increased by 17% in fiscal 2009 as compared to fiscal 2008. This increase was primarily due to an increase in our net interest margin of 29 basis points compared to fiscal 2008. Average interest earning assets increased approximately $28.7 million as compared to the average interest earning assets in fiscal 2008.  Noninterest income increased 7% during fiscal 2009, primarily from increased insurance commission revenue, gain on sale of residential real estate loans, and higher fees and services charges on loans and deposits.  These increases were partially offset by lower investment brokerage commission revenue and lower net securities gains.  The provision for loan losses increased 159% primarily due to an increase in net credit losses of $1.1 million in fiscal 2009 compared to fiscal 2008.  Noninterest expense increased 15% during fiscal 2009, which was primarily due to the full year impact of three insurance agency acquisitions completed in fiscal 2008, including the amortization of intangibles, increases in benefits expense, FDIC insurance expense, loan collection expense and investment security impairment expenses.

     Net Interest Income

Net interest income increased by $2,438,807, or 17%, during fiscal 2009, primarily as a result of an increase in net interest margin.    Average interest earning assets also increased $28.7 million, or 5%, during fiscal 2009 resulting from an increase in average available-for-sale securities of $35.5 million and an increase in average interest-bearing deposits and regulatory stock of $2.4 million, partially offset by a decrease in average loans of $9.7 million.  The increase in average investment securities was due to increases in mortgage-backed securities which were used as collateral for structured repurchase agreements, FHLB advances and letters of credit, and securities sold under agreements to repurchase.  The overall decrease in average loans was due to the decrease in average residential real estate, commercial and consumer loans of $19.3 million which was partially offset by a $9.6 million increase in commercial real estate and construction loans.  Average interest-bearing deposits increased by $6.0 million, or 2%, during fiscal 2009 primarily due to an increase in average money market, which increased by $15.2 million, or 111%, partially offset by the decrease in brokered deposits of $4.1 million and NOW accounts of $5.3 million, or 10%.  Average short-term borrowings increased during fiscal 2009 by $2.0 million, or 6%.  Average borrowings increased $19.2 million, or 14%, primarily from structured repurchase agreements and advances from Fed Discount Window borrower-in-custody program. The yield on average interest earning assets decreased 62 basis points, to 5.98%, in fiscal 2009.  The cost of funds decreased 99 basis points, to 3.23%, due to a decrease in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2008 to 2009 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2009 versus June 30, 2008

	Difference Due to
	Volume	Rate	Total
Investments	$1,844,748	$170,156	$2,014,904
Loans, net	(639,281)	(2,744,528)	(3,383,809)
FHLB deposits & other	63,597	(323,424)	(259,827)
Total interest-earning assets	1,269,064	(2,897,796)	(1,628,732)

Deposits	233,359	(3,955,032)	(3,721,673)
Short-term borrowings	67,327	(593,674)	(526,347)
Borrowings	882,612	(705,158)	177,454
Total interest-bearing liabilities	1,183,298	(5,253,864)	(4,070,566)
Net interest income	$85,766	$2,356,068	$2,441,834

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between Volume and Rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital leases, structured repurchase agreements and junior subordinated debentures.  The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $203,504 and $200,477 for the twelve months ended June 30, 2009 and 2008, respectively.

     Provision for Loan Losses

The provision for loan losses in fiscal 2009 was $2,167,515, an increase of $1,331,031, or 159%, compared to fiscal 2008.  Net charge-offs were $2,059,515 in fiscal 2009 compared to $936,484 in fiscal 2008, an increase of $1,123,031.  The increase in charge-offs was the primary reason for the increase in the provision for loan losses for fiscal 2009.  The impact of the decrease in loans on the provision for loan losses was offset by increases in loan delinquency, classified and criticized loans, net losses and nonperforming loans for fiscal 2009.  Of the total net charge offs in fiscal 2009, indirect consumer loans accounted for $1,077,431, a 190% increase in fiscal 2009 compared to fiscal 2008. Net charge-offs to average loans outstanding was 0.51% in fiscal 2009 compared to 0.23% in fiscal 2008.

The allowance for loan losses at June 30, 2009 was $5,764,000 as compared to $5,656,000 at June 30, 2008, an increase of $108,000, or 2%.  The ratio of the allowance to total loans was 1.46% at June 30, 2009 compared to 1.38% at June 30, 2008.  The ratio of the allowance for loan losses to nonperforming loans was 58% at June 30, 2009 and 73% at June 30, 2008.  The decrease in this ratio  reflects an increase of $2,191,000 in nonperforming loans, to $9,894,000, primarily from nonperforming residential real estate and commercial real estate loans.  Since our quarterly testing of the allowance for loans losses includes nonperforming loans, management believes the allowance for loan losses is sufficient to absorb the estimated credit losses associated with nonperforming loans. Of total non-performing loans at June 30, 2009, $3,352,000 was current with principal and interest payments.  Nonperforming loans were 2.51% of total loans at June 30, 2009 as compared to 1.88% at June 30, 2008.  The increase in the ratio of nonperforming loans to total loans was due to the increase in nonperforming loans and a decrease in total loans comparing fiscal 2009 to fiscal 2008.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

     Noninterest Income

Noninterest income for the fiscal years ended June 30, 2009 and 2008 was $11,533,251 and $10,803,224, respectively, an increase of $730,027, or 7%, in fiscal 2009.  Most of this increase was due to the increase in insurance commission income and gain from sale of loans.

Fees for other services to customers of $1,103,681 increased $9,638, or 1%, during fiscal 2009.  This increase was due to higher overdraft, ATM and debit card fee revenue as compared to fiscal 2008.

Net securities gains, of $268,373, decreased $24,728, or 8%, during fiscal 2009.  The gains in fiscal 2009 primarily resulted from restructuring the bond portfolio by selling mortgage-backed securities with significant extension risk in a rising rate environment.  Extension risk is the increase in average lives of mortgage-backed securities based on the estimated reduction in loan principal prepayments as interest rates increase.  Gains from the sale of equity and bond securities are subject to market and economic conditions, and there can be no assurance that gains reported in prior periods will be achieved in the future.

Gains on the sales of loans of $1,519,226 increased $904,632, or 147%, during fiscal 2009.  This increase was due to increased volume of residential real estate loans sold as the Bank increased the number of mortgage loan originators during fiscal 2009.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $1,588,656 decreased $634,279, or 29%, during fiscal 2009.  This decrease was primarily due to the equity market conditions in 2009.

Insurance commissions of $5,864,743 increased $500,463, or 9%, during the fiscal year 2009.  The increase resulted from the full year impact of the acquisition of the Hartford, Spence & Mathews and Hyler insurance agencies acquired in fiscal 2008, accounting for $950,198, and the Goodrich Associates acquisition, accounting for $12,062, with these increases partially offset by a decrease in net bonus payments of $377,807 and a decrease in commission revenue of $83,990 from agency offices acquired prior to fiscal 2008.

Bank owned life insurance (BOLI) income of $491,309 increased $34,111, or 7%, during fiscal 2009. This increase was due to a full year impact of additional policies purchased in fiscal 2008.  The average interest yield, net of mortality cost, was 3.98% in fiscal 2009 compared to 4.07% in fiscal 2008.  The additions to cash surrender value are based on this average interest yield.  These interest rates are determined by the life insurance companies and are reset quarterly or annually.   Each policy is subject to minimum interest rates.

Other noninterest income of $651,926 decreased $69,663, or 10%, during fiscal 2009.  This decrease was primarily due to decreases in trust income of $59,263 and gains from the trading of covered call options of $34,558, partially offset by the increase in loan servicing fees of $37,580.

     Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2009 and 2008 was $25,153,569 and $21,854,454, respectively, an increase of $3,299,115, or 15%.  Our efficiency ratio, which is noninterest expense as a percentage of the total of net interest income and noninterest income, increased to 88.8% during fiscal 2009 from 86.9% in fiscal 2008. The increase in operating expenses, resulting from the full year impact of the insurance agencies acquired in fiscal 2008 and increases in group medical benefits claims expense, FDIC insurance expense and collection expense in 2009 compared to the prior year, offset the increases in net interest income and noninterest income resulting in the increase in the efficiency ratio.

Salaries and employee benefits expense of $14,442,398 increased $1,423,000, or 11%, during the fiscal year 2009.  This increase includes the salary and employee benefits full year impact from insurance agency acquisitions in fiscal 2008 of $631,365, an increase in group medical benefits expense for our insurance agency and bank of $695,326 due to increased claims in our self-insured group medical plan and an increase in temporary help, deferred compensation and other benefits of $96,309.  Total full-time equivalent employees were 248 compared to 244 at June 30, 2009 and 2008, respectively.

Occupancy expense of $1,810,019 increased $17,192, or 1%, during the fiscal 2009.  This increase was primarily due to increased ground maintenance, utilities, janitorial, and depreciation expense related to the insurance agencies offices acquired in fiscal 2008 and the new building added to the South Paris branch totaling $85,331.  These increases were partially offset by a decrease in rent expense and building repair and maintenance expense of $68,139.

Equipment expense of $1,603,519 increased $16,222, or 1%, during the fiscal 2009.  The increase was due to depreciation and computer repairs and maintenance expense. These expenses were partially offset by decreases in software and vehicle depreciation expense and personal property tax expense compared to fiscal 2008.

Intangible asset amortization of $747,947 increased $137,290, or 22%, in fiscal 2009 from the full year impact of amortization of customer list and non-compete intangibles from insurance agency acquisitions in fiscal 2008.

Other expense of $6,549,686 increased $1,705,411, or 35%, during fiscal year 2009.  This increase compared to fiscal 2008 was due to an increase in FDIC insurance expense, of $519,716 associated with the increased cost of deposit insurance coverage to $250,000 combined with the special assessment at June 30, 2009 of  $275,000 (based on total assets of the Bank less its Tier I capital), an increase in computer services expense of $190,220 resulting from higher item processing, Internet banking processing and conversions to our core software systems of recently acquired insurance agencies, collection and loan expense increasing $538,960 from the increase in the volume of loan workouts and collateral recovery, an increase in other losses of $100,000 resulting from the settlement of a lawsuit and an increase in other-than-temporary impairment expense on equity and non-marketable securities of $428,209 and $10,005, respectively, for fiscal 2009 compared to $147,247 and $47,020, respectively, in fiscal 2008, resulting in aggregate increase of $243,947. These other-than-temporary impairment expenses resulted from the periodic analysis by management of impaired securities under which management determined that recovery of cost was unlikely within a reasonable period of time for certain equity, bank–issued trust preferred securities, and non-marketable securities.  The impairment expense includes $98,730 of credit component impairment on debt securities in accordance with FSP FAS 115-2 and FAS 124-2.  The $112,568 balance was attributable to professional fees, advertising, and postage expense increases, partially offset by decreases of in other insurance, supplies expense, deposit expense, and dues and subscriptions expense.

The Company's effective tax rate was 3.9% and 21.5% for the fiscal years ended June 30, 2009 and 2008, respectively.  See Note 12 in the Consolidated Financial Statements for additional information.

     Comprehensive Income

The Company's comprehensive income was $3,714,205 and $2,541,763 during 2009 and 2008, respectively.  Comprehensive income differed from our net income in 2009 and 2008 due to the change in the fair value of available-for-sale securities, net of income tax. In fiscal 2009, there was a net increase in fair value of $2,755,216 attributable to an increase in net unrealized gains on available-for-sale securities, net of income tax.  There was a net increase in fair value in fiscal 2008 of $610,474.   See the Consolidated Statements of Changes in Shareholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

     Comparison of Fiscal Years Ended June 30, 2008 and 2007

     Overview

For the fiscal year ended June 30, 2008 ("fiscal 2008"), we reported net income of $1,931,289, or $0.82 per diluted share, as compared to $1,886,677, or $0.76 per diluted share, for the fiscal year ended June 30, 2007 ("fiscal 2007"), an increase of  $44,612, or 2%.  This increase was attributable to a decrease in the provision for loan losses and an increase in noninterest income which was partially offset by a decrease in net interest income due to a decrease in net interest margin and increased noninterest expense.  The return on average assets was 0.33% in fiscal 2008 compared to 0.34% in fiscal 2007.  The return on average equity was 4.63% in fiscal 2008 and 4.59% in fiscal 2007.  The small decrease in our return on average assets was due to the $19.3 million increase in average earning assets in fiscal 2008 compared to fiscal 2007.  The increase in the return on average equity was due to increased net income for fiscal 2008 and a relatively constant level of shareholders’ equity.

Net interest income decreased by 8% in fiscal 2008. This decrease was primarily due to a decrease in our net interest margin of 29 basis points compared to fiscal 2007. Average interest earning assets increased approximately $11.3 million as compared to the average interest earning assets in fiscal 2007 due to the increase in average available for sale securities of $31.8 million, partially offset by a decrease in average loans of $18.7 million and a decrease in average interest-bearing deposits and regulatory stock of $1.8 million.  Noninterest income increased 36% during fiscal 2008, primarily from increased insurance commission revenue, higher fees and services charges on loans and deposits and net securities gains.  These increases were partially offset by lower brokerage commission revenue and lower gains on the sale of residential real estate and commercial real estate loans.  The provision for loan losses decreased 15% primarily due to a decrease in total loans.  Noninterest expense increased 9% during fiscal 2008, which was primarily due to increases in salaries and employee benefits expense, equipment expense, amortization of intangibles associated with the three insurance agency acquisitions in fiscal 2008, the full year impact of four insurance agency acquisitions completed in fiscal 2007 and other expenses.

     Net Interest Income

Net interest income decreased by $1,238,688, or 8%, during fiscal 2008, primarily as a result of the increased volume of average borrowings contributing to an increase in the cost of funds.  Average interest earning assets increased $11.3 million during fiscal 2008 due to a $31.8 million increase in average investment securities that was partially offset by an $18.7 million decrease in average loans.  Regulatory stock and interest-bearing deposits decreased $1.8 million. The decrease in average residential real estate, construction, commercial real estate and commercial loans of $22.6 million was partially offset by a $3.9 million increase in consumer loans.  The increase in average investment securities was due to increases in mortgage-backed securities used as collateral for structured repurchase agreements, FHLB advances and securities sold under agreements to repurchase.  Average interest-bearing deposits decreased by $13.8 million, or 4%, during fiscal 2008 primarily due to a decrease in average brokered deposits, which decreased by $19.3 million.  Excluding the decrease in brokered deposits, average other deposits increased $5.5 million.   Average short-term borrowings decreased during fiscal 2008 by $1.7 million, or 5%.  Average borrowings increased, primarily due to structured repurchase agreements and debt incurred in the acquisition of insurance agencies. The yield on average interest earning assets decreased 19 basis points, to 6.60%, in fiscal 2008.  The cost of funds increased 2 basis points, to 4.22%, due to an increase in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2007 to 2008 in net interest income by category due to changes in rate and volume.

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

     Provision for Loan Losses

The provision for loan losses in fiscal 2008 was $836,484, a decrease of $152,674, or 15%, compared to fiscal 2007.  This decrease in the provision for loan losses reflects the overall decrease in loans of approximately $16.4 million.  The impact of this decrease in loans on the provision for loan losses was partially offset by increases in loan delinquency, classified and criticized loans, net losses and nonperforming loans for fiscal 2008.  Net charge-offs were $936,500 in fiscal 2008 compared to $729,200 in fiscal 2007.  This $207,300 increase was primarily in charge-offs of commercial real estate and indirect consumer loans. Net charge-offs to average loans outstanding was 0.23% in fiscal 2008 compared to 0.17% in fiscal 2007.

The allowance for loan losses at June 30, 2008 was $5,656,000 as compared to $5,756,000 at June 30, 2007, a decrease of $100,000, or 2%.  The ratio of the allowance to total loans was 1.38% at June 30, 2008 compared to 1.35% at June 30, 2007.  The ratio of the allowance for loan losses to nonperforming loans was 73% at June 30, 2008 and 113% at June 30, 2007, reflecting a decrease of $100,000 in the allowance for loan losses and a $2,613,000 increase in nonperforming loans, to $7,703,000, primarily due to nonperforming residential real estate and commercial loans. Since our quarterly testing of the allowance for loans losses includes nonperforming loans, management believes the allowance for loan losses is sufficient to absorb the estimated credit loss associated with nonperforming loans.  Of total non-performing loans at June 30, 2008, $2,510,000 was current with principal and interest payments.  Nonperforming loans were 1.88% of total loans at June 30, 2008 as compared to 1.20% at June 30, 2007, also due to the increase in nonperforming loans and a decrease in total loans.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

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

Net securities gains of $293,101 increased $250,752, or 592%, during fiscal 2008.  The volume of securities sold in fiscal 2008 increased from fiscal 2007 due to restructuring the bond portfolio by selling U.S. government enterprise bonds and replacing them with higher yielding mortgage-backed securities.  Gains from the sale of equity and bond securities are subject to market and economic conditions, and there can be no assurance that gains reported in prior periods will be achieved in the future.

Gains on the sales of loans of $614,594 decreased $294,213, or 32%, during fiscal 2008.  This decrease was primarily due to gains on the sales of commercial loans of $31,197 in fiscal 2008 compared to $455,680 in fiscal 2007. Gains on the sales of residential real estate loans were $583,397, an increase of $130,270 over fiscal 2007.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

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

Bank owned life insurance (BOLI) income of $457,198 increased $68,585, or 18%, during fiscal 2008. This increase was due to purchasing one new general account policy of $2,000,000 in bank owned life insurance and an increase in the average interest yield, net of mortality cost, to 4.07% in fiscal 2008 from 3.85% in fiscal 2007.  The additions to cash surrender value are based on this average interest yield.  These interest rates are determined by the life insurance companies and are reset quarterly or annually.   Each policy is subject to minimum interest rates.

Other noninterest income of $721,589 decreased $84,935, or 11%, during fiscal 2008.  This decrease was primarily due to the fiscal 2007 gain on sale of fixed assets of $73,963 from the sale of the former Lisbon Falls branch building and land, with no such corresponding transaction occurring in fiscal 2008, and a decrease in gains from the trading of covered call options of $10,639.

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

Salaries and employee benefits expense of $13,019,398 increased $997,361, or 8%, during the fiscal year 2008.  This increase included the salary and benefits of staff addition from insurance agency acquisitions of $1,275,909, partially offset by a decrease in deferred compensation expense of $233,478 and salary expense savings from unfilled positions.  Total full-time equivalent employees were 244 compared to 214 at June 30, 2008 and 2007, respectively.

Occupancy expense of $1,792,827 increased $70,446, or 4%, during the fiscal year 2008.  This increase was primarily due to increased ground maintenance, utilities and rent expense related to the insurance agencies acquired.  These increases were partially offset by a decrease in amortization expense.

Equipment expense of $1,587,297 increased $56,021, or 4%, during the fiscal year 2008.  The increase was due to higher depreciation and computer repairs and maintenance expense. These expenses were partially offset by lower furniture and equipment depreciation expense.

Other expense of $4,844,275 increased $359,367, or 8%, during fiscal year 2008.  This increase was due to increases in professional fees, advertising expense, FDIC insurance, collections, deposit fraud losses, telephone, travel and dues and subscriptions expense.  Other noninterest expense includes other-than-temporary write-downs on equity and non-marketable securities of $147,247 and $47,020, respectively, for fiscal 2008 compared to $50,442 and $248,482, respectively, in fiscal 2007, an aggregate decrease of $104,657. These other-than-temporary write-downs resulted from the periodic analysis by management of impaired securities whereby management determined that recovery of cost was unlikely within a reasonable period of time for certain equity and non-marketable securities.  Also partially offsetting these increases were decreases in postage and supplies expense.

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

FINANCIAL CONDITION

The Company's total assets decreased $125,520, or less than 1%, to $598,148,130 at June 30, 2009 compared to $598,273,650 at June 30, 2008.  This decrease was primarily due to a $15,651,207 decrease in net loans partially offset by an increase of $13,927,163 in available for sale securities and an increase of $1,951,015 in loans held-for-sale.  Stockholders' equity totaled $47,316,880 and $40,273,312 at June 30, 2009 and 2008, respectively, an increase of $7,043,568.  Stockholders' equity was increased by proceeds from the sale of preferred stock to the US Treasury under the Capital Purchase Program of $4,200,994, net income of $958,989, an increase in unrealized gains on available-for-sale securities of $2,755,216, stock options exercised and stock grants totaling $52,228, partially offset by the payment of cash dividends on common and preferred stock of $923,859.

     Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) increased $2,105,214, or 23%, to $11,393,608, in fiscal 2009 as compared to $9,288,394 in fiscal 2008.  This increase was due to an increase in interest-bearing deposits, primarily margin accounts, with the issuers of our structured repurchase agreements.

     Investments Securities and Other Interest-earning Assets

The average balance of the available-for-sale securities portfolio was $152,050,639 and $116,558,331 for fiscal 2009 and fiscal 2008, respectively.  This increase of $35,492,308, or 30%, was primarily due to a leverage strategy executed through increasing mortgage-backed securities funded with structured and wholesale repurchase agreements.  The structured repurchase agreements were imbedded primarily with purchased interest rate caps to reduce the interest rate risk our liability sensitive balance sheet (interest-bearing liabilities repricing more quickly than interest-bearing assets) has to rising interest rates.  The portfolio is comprised of U.S. Government-sponsored enterprise bonds and mortgage-backed securities, municipal securities, and equity and bank-issued trust preferred securities, with 89% of our investment portfolio consisting of U.S. Government-sponsored enterprise mortgage-backed securities and short-term U.S. Government-sponsored enterprise bonds.  See Item 8, Tables 2 and 3, for a detail of available-for-sale securities and investment maturities, respectively, and note 8 of the consolidated financial statements for details on the structured repurchase agreements

All of the Company's securities are classified as available-for-sale and were carried at fair value of $148,410,140 and $134,482,977 as of June 30, 2009 and 2008, respectively.  These securities had net unrealized gains after taxes of $1,451,144 at June 30, 2009 and net unrealized losses after tax of $1,304,072 at June 30, 2008.  See Note 2 to the Consolidated Financial Statements.  These unrealized gains and losses do not impact net income or regulatory capital, but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

     Loans

The average balance for loans, including loans held for sale, was $405,610,821 in fiscal 2009, compared to $414,837,099 in fiscal 2008. This decrease of $9,226,278, or 2%, in our average balance for loans at June 30, 2009, was attributable to decreases in average residential real estate, commercial, and consumer loans, partially offset by an increase in average commercial real estate and construction loans.  See Item 8, Tables 4 and 5, for additional information on the composition of the loan portfolio and loan maturities, respectively.

Residential real estate loans averaged $141,059,082 in fiscal 2009, as compared to $144,084,050 in fiscal 2008.  This decrease of $3,024,968, or 2%, was attributable to a decrease in residential real estate loans partially offset by an increase in loans held-for-sale.  We continued to sell most of the 15 year and 30 year fixed rate residential real estate loans originated by us into the secondary market.  Residential real estate loans were 35% of the total loan portfolio at June 30, 2009, compared to 34% at 2008.  Of residential real estate loans at June 30, 2009, approximately 37% were variable rate products, compared to 34% at June 30, 2008. This increase in the percentage of variable rate products resulted from an increase in home equity lines of credit and customers refinancing from variable rate products to fixed rate products, which were subsequently sold into the secondary market.

Commercial real estate loans increased and commercial loans decreased during fiscal 2009.  The increase in commercial loans reflects the increased market opportunity as competitors focused on problem loans.  The decrease in commercial loans reflects the Bank’s efforts to tighten its credit underwriting standards as delinquencies and classified and criticized loans increased, and priced these loans to reflect risk.  Generally, competition for new and renewing commercial real estate and commercial loans has been intense.

Commercial real estate loans averaged $114,686,143 in fiscal 2009 and $106,810,660 in fiscal 2008.  This increase of $7,875,483, or 7%, reflects the factors noted above.  Our focus was to lend primarily to small businesses within our market areas.  This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate.  Commercial real estate loans were 31% and 27% of the total loan portfolio at June 30, 2009 and 2008, respectively.  Approximately 95% of the commercial real estate loans were variable rate product, with this portfolio reflecting our desire to minimize the interest rate risk, at both June 30, 2009 and 2008, respectively.

Construction loans averaged $7,329,835 in fiscal 2009 and $5,629,860 in fiscal 2008.  This increase of $1,699,975, or 30%, was primarily in commercial construction loans.  Construction loans were 2% and 1% of the total loan portfolio at June 30, 2009 and 2008, respectively.  Most construction loans are subject to interest rates based on the prime rate, have contractual maturities less than 12 months, and disbursements are made on construction-as-completed basis and verified by inspection.  Approximately 51% of the construction loans were variable rate product at June 30, 2009, compared to approximately 37% at June 30, 2008.

Commercial loans averaged $29,880,572 in fiscal 2009 and $36,385,671 in fiscal 2008.  This decrease of $6,505,099, or 18%, reflects the above factors.  Commercial loans were 8% of total loans at June 30, 2009 and 2008, respectively.  Variable rate products comprised 70% and 67% of this loan portfolio at June 30, 2009 and 2008, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business.  The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $110,286,010 in fiscal 2009 and $119,194,281 in fiscal 2008.  This decrease of $8,908,271, or 7%, was attributable to the Bank exiting the indirect vehicle loan business in October 2008.  Consumer and other loans comprised 25% and 29% of the total loan portfolio at June 30, 2009 and 2008, respectively.  Consumer and other loans, including indirect auto and recreational vehicle, are mostly fixed rate products.  At June 30, 2009 and 2008, we held $25,862,715 and $34,980,847 of indirect auto loans, respectively.  Indirect auto, indirect RV and indirect mobile home loans together comprised approximately 94% and 95% of total consumer and other loans, at June 30, 2009 and 2008, respectively.  The detail of consumer loans at June 30, 2009 and 2008 appears in the following table.  Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.  We experienced a decrease in consumer loan delinquency from 2.73% to 2.28% and a decrease in non-performing from $640,000 to $574,000 for the fiscal years ended June 30, 2008 and 2009, respectively.  Net charge-off of consumer loans increased from $585,000 to $1,376,000 for the fiscal years ended June 30, 2008 and 2009, respectively.

	Consumer Loans
	June 30, 2009	% of Total	June 30, 2008	% of Total
Indirect Auto	$25,862,715	27%	$34,980,847	30%
Indirect RV	46,002,568	48%	54,915,583	47%
Indirect Mobile Home	18,874,678	19%	21,759,537	18%
Subtotal Indirect	90,739,961	94%	111,655,967	95%
Other	5,725,006	6%	5,390,792	5%
Total	$96,464,967	100%	$117,046,759	100%

BOLI averaged $12,531,526 in fiscal 2009 and $11,240,716 in fiscal 2008. This increase was $1,290,810, or 11%, and reflects the full year impact of one new general account policy that was purchased in fiscal 2008 for $2,000,000.  BOLI assets were invested in the general account of three insurance companies and separate accounts in a fourth insurance company.  A general account policy’s cash surrender value is supported by the general assets of the insurance company.  A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company.   Standard and Poor's rated these companies A+ or better at June 30, 2009.  Interest earnings, net of mortality costs, increase the cash surrender value.  These interest earnings are based on interest rates reset each year, subject to minimum interest rates.  The increases in cash surrender value offset all or a portion of the increase in employee benefit costs.   The increase in cash surrender value was recognized in other income and was not subject to income taxes.  Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset.   BOLI represented 24.08% of capital plus the allowance for loan losses at June 30, 2009.

Goodwill and intangible average assets were $4,406,778 and $8,139,464, respectively, for fiscal 2009, and $4,306,182 and $6,819,158, respectively, for fiscal 2008.  These increases resulted from the full year impact of three insurance agencies acquired during fiscal 2008 and one insurance agency during fiscal 2009. The allocation of the purchase price paid for the insurance agency acquisition in fiscal 2009 in excess of tangible assets acquired added $100,160 to goodwill and $615,000 to intangibles in the form of customer lists and non-compete agreements.  These intangibles are being amortized over lives from 11 to 24 years, with an average life of 13.59 years and a remaining average life of 12.40 years.  Goodwill and intangibles are subject to impairment testing annually.  No impairment expense was recognized in fiscal 2009 or fiscal 2008.

     Deposits

Average demand deposit accounts were $33,615,942 for the year ended June 30, 2009 as compared to $33,317,154 in fiscal 2008.  The increase was $298,788, or 1%.

Average interest-bearing deposits increased by $5,962,833, or 2%, during fiscal 2009 to $334,720,811.  This increase was primarily due to increased money market and certificates of deposit balances, a total of $16,266,828.  This increase was partially offset by decreases in average NOW balances of $5,324,620, or 10%, to $45,813,904, decreases in average regular savings balances of $882,760, or 4%, to $19,515,190, and decreases in average brokered certificates of deposit balances of $4,096,615, or 23%, to $14,001,271.  Both increases were due to marketing promotions.  These increases allowed the Bank to decrease brokered time deposits as they matured.  NOW and savings balances declined as customers moved balances to higher yielding money market and time deposits.  The average interest rate paid on NOW accounts decreased from 1.99% in fiscal 2008 to 0.99% in fiscal 2009.  The average interest rate paid on money market accounts decreased from 3.05% in fiscal 2008 to 1.87% in fiscal 2009.  The average interest rate paid on savings accounts decreased from 0.79% in fiscal 2008 to 0.36% in fiscal 2009.    The average interest rate paid on certificates of deposit decreased from 4.72% in fiscal 2008 to 3.45% in fiscal 2009.  See Item 8, Table 10, for the scheduled maturities of certificates of deposit of $100,000 or more.

At June 30, 2009 and 2008, total deposits increased $22,012,215, or 6%, to $385,385,986 from $363,373,771.

We use brokered time deposits as part of our overall funding strategy and as an alternative to retail certificates of deposits, FHLB and FRB Borrower-in-custody advances, and junior subordinated debentures, to fund the growth of our earning assets.  These deposits are limited by policy to 25% of total assets and individual brokered time deposit maturities do not exceed $5 million in any one month.  We use five national brokerage firms to source time deposits, which are obtained through agents of the brokerage company soliciting customers from throughout the United States.  The terms of these brokered time deposits allow for termination prior to maturity only in the case of the depositor’s death, have maturities generally beyond one year and have interest rates equal to or slightly above comparable FHLB advances.  At June 30, 2009, outstanding brokered time deposits of $10,906,378 as a percentage of total assets was 1.82%, compared to 2.11% at June 30, 2008.  The average interest rate paid on brokered time deposits decreased from 5.14% in fiscal 2008 to 4.30% in fiscal 2009. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances with similar maturities, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2009 or fiscal 2008.

     Other Funding Sources

Short-term borrowings, which consist of securities sold under repurchase agreements and other sweep accounts, Federal Home Loan Bank of Boston (FHLB) advances, Fed Discount Window Borrower-in-custody advances, structured repurchase agreements and junior subordinated debentures are the Company's sources of funding other than deposits.

Average FHLB advances for fiscal 2009 were $61,851,068, compared to $82,062,405 in fiscal 2008.  This decrease was $20,211,337, or 25%.  These advances had an average cost of 3.94% during fiscal 2009 compared to 4.49% during fiscal 2008.  At June 30, 2009 and 2008, FHLB advances were $40,815,000 and $90,575,000, respectively, a decrease of $49,760,000, or 55%.  The Company had unused advance capacity with the FHLB of $39,246,000 at June 30, 2009.  Management intends to increase available FHLB advance capacity by continuing to add qualifying securities.  See Note 8 to the Consolidated Financial Statements.

Average structured repurchase agreements for fiscal 2009 were $58,794,521 compared to $30,710,383 in fiscal 2008, an increase of $28,084,138, or 91%.  At June 30, 2009, structured repurchase agreements increased $25,000,000 compared to June 30, 2008.  The structured repurchase agreements were collateralized by acquiring and pledging U.S. Government-sponsored enterprise mortgage-backed securities as a leverage strategy to improve net interest income.  They had imbedded purchased interest rate caps with a notional amount of $70 million in fiscal 2009 compared to $50 million in fiscal 2008.  One structured repurchase agreement had an imbedded sold interest rate floor with a notional amount of $20 million.  All purchased interest rate caps and sold interest rate floors had strike rates based on three month LIBOR. The purchased interest rate caps were utilized to reduce the interest rate risk exposure to rising interest rates. On August 28, 2009, $40 million of purchased interest rate caps and $20 million of sold interest rate floors will expire.  See Note 8 to the Consolidated Financial Statements for additional information.

Average short-term borrowings during fiscal 2009 were $36,412,192 compared to $34,449,012 during fiscal 2008, an increase of $1,963,180, or 6%.  This liability was collateralized by U.S. government-sponsored enterprise bonds and mortgage-backed securities. Other sweep accounts were subject to Federal Home Loan Bank Letter of Credit coverage.  See Note 8 to the Consolidated Financial Statements.

Average Fed Discount Window Borrower-in-custody advances during fiscal 2009 were $11,584,088 compared to $139,344 during fiscal 2008.  Under the terms of this credit line, the Bank has pledged its indirect auto loans and eligible municipal bonds, and the line bears an interest rate equal to the then current federal funds rate plus 0.25%.  At June 30, 2009, the credit availability under the Borrower in Custody program was $27,004,000.  There were no borrowings outstanding under this credit line at June 30, 2009.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2009 available to meet our short-term funding needs:

Brokered time deposits	$138,631,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	39,246,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	27,004,000	Unused credit line subject to the pledge of indirect auto loans and eligible municipal bonds
Total Unused Borrowing Capacity	$204,881,000

We had outstanding $16,496,000 at June 30, 2009 and 2008, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

Our lending and credit policies require the regular independent review of our loan portfolio to monitor our asset quality.  We also maintain an internal rating system which provides a process to regularly assess the adequacy of our allowance for loan losses.

At June 30, 2009 and 2008, the allowance for loan losses was $5,764,000 and $5,656,000, respectively.  The increase in the allowance for loan losses was attributable to the increase in loss factors used to determine the adequacy of the allowance for loan losses, such as increases in loan delinquencies, non-performing loans and classified and criticized loans in fiscal 2009 compared to fiscal 2008.

The allowance for loan losses as a percentage of total loans was 1.46% and 1.38% at June 30, 2009 and 2008, respectively.  This increase of 8 basis points was attributable primarily to a decline in loans in fiscal 2009 compared to fiscal 2008.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $1,037,000 and $2,680,000 at June 30, 2009 and 2008, respectively.  Significant credit losses are not expected on these loans.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans:

06/30/09	06/30/08	06/30/07	06/30/06
4.27%	3.64%	2.90%	2.09%

     Non-performing Assets

Total non-performing loans were $9,894,000 and $7,703,000 at June 30, 2009 and 2008, respectively.  This increase of $2,191,000, or 28%, was attributable primarily to residential real estate and commercial real estate loans.   Of non-performing commercial real estate and commercial loans, $1,989,000 and $1,345,000, respectively, were current and paying as agreed.   Many of these substandard loans were subject to a specific review in order to estimate the risk of loss based on the liquidation of the collateral.  This risk of loss is incorporated in determining the adequacy of the allowance for loan losses and represented approximately 15% of the allowance at June 30, 2009. The following table represents non-performing loans by category as of June 30, 2009 and 2008.

Description	June 30, 2009	June 30, 2008
Residential real estate	$1,620,000	$1,390,000
Commercial real estate	4,373,000	2,358,000
Construction loans	-	101,000
Commercial loans	3,327,000	3,214,000
Consumer and other	574,000	640,000
Total non-performing	$9,894,000	$7,703,000

Non-performing loans as a percentage of total loans were 2.51% and 1.88% at June 30, 2009 and 2008, respectively.  The allowance for loan losses was equal to 58% and 73% of total non-performing loans at June 30, 2009 and 2008, respectively.  At June 30, 2009, non-performing loans included $3,352,000 of loans that are current and paying as agreed, but which the Bank classifies as non-performing until the respective borrowers have demonstrated a sustainable period of performance.  Excluding these loans, the total delinquencies 30 days and more past due as a percentage of total assets would be 3.42% and 3.03% for June 30, 2009 and 2008, respectively.

See Item 8 Table 8 for a summary of non-performing assets for the last five years.

We continue to focus on asset quality issues and allocate significant resources to credit policy and loan review.  The collection, workout and asset management functions focus on the reduction of non-performing assets.  Despite this ongoing effort on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our results of operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

Residential real estate, commercial real estate, commercial, and consumer and other loans are generally placed on nonaccrual when they reach 90 days past due.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off when they become 90 days past due.  Based on our judgment, we may place on nonaccrual status and classify as non-performed loans which are currently less than 90 days past due or performing in accordance with their terms but are likely to present future principal and/or interest repayment problems.

Net charge-offs were $2,060,000 during 2009, compared to $936,000 in 2008.  Net charge-offs as a percentage of average loans outstanding were 0.51% and 0.23% in 2009 and 2008, respectively.  The increase of $1,124,000 was primarily due to higher gross charge-offs in indirect consumer loans, residential real estate loans and commercial real estate loans.  See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

     Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight-point risk rating system.  These ratings are guidelines in assessing the risk of a particular loan.  We had classified commercial real estate and commercial loans totaling $17,307,000 and $15,801,000 at June 30, 2009 and 2008, respectively, as substandard or lower under our risk rating system.  This increase was primarily due to commercial customer relationships experiencing weaknesses in the underlying businesses.  These loans were subject to our internal specific review for the risk of loss based on the liquidation of collateral.  This risk of loss was included in determining the adequacy of the allowance for loan loss.  At June 30, 2009, $7,700,000 of this amount was non-performing commercial real estate and commercial loans.  The remaining $9,607,000 of commercial real estate and commercial loans classified as substandard at June 30, 2009 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

Management actively monitors the Bank's asset quality to evaluate the adequacy of the allowance for loan losses, charges off loans against the allowance for loan losses when appropriate, establishes specific loss allowances and changes the level of the loan loss allowance.  The process of evaluating the allowance involves a high degree of management judgment.  The methods employed to evaluate the allowance for loan losses are quantitative in nature and consider such factors as the loan mix, the level of non-performing loans, delinquency trends, past charge-off history, loan reviews and classifications, collateral and the current economic climate.  The liquidation value of collateral for each classified commercial real estate or commercial loan is also considered in the evaluation of the allowance for loan loss.

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio.  While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.  Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.  No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2009 examination.

At June 30, 2009, the Company had acquired assets of $672,669, compared to $678,350 at June 30, 2008, a decrease of $5,681.  The collateral for indirect loans is written down to its estimated realizable value once the loan reaches 90 days or more delinquent.  We continue to carry it as a loan, on non-accrual status, until sold.  Gains and losses on disposition are recognized as recoveries and additional charge-offs, respectively.  At each quarter end, indirect loans 90 days or more delinquent and adjusted to its estimated realizable value are reclassified as acquired assets. Total indirect loans 90 days or more past due at June 30, 2009 reclassified to acquired assets were $502,000.  See Note 5 of the Consolidated Financial Statements for additional information.  Management periodically receives independent appraisals on acquired assets.  As a result of this review and the review of the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

A reserve for off-balance sheet credit risk is part of other liabilities.  At June 30, 2008, this account balance was $16,070, compared to $19,334 at June 30, 2009.  The adequacy of this balance is subject to an analysis similar to the analysis applied to the allowance for loan losses by taking into consideration outstanding letters of credit and unadvanced construction loans.

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

Asset-liability management is governed by policies reviewed and approved annually by the Board.  The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee (ALCO) which is comprised of members of senior management who set the strategic directives that guide the day-to-day asset-liability management activities.  ALCO reviews and approves all major risk, liquidity and capital management programs, except for pricing, which is approved by a subcommittee comprised of ALCO members.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2009, we estimate that our net interest income in the following 12 months would decrease by 0.34% if rates went up 200 basis points and increase by 1.52% if rates went down 100 basis points.  These results demonstrate the liability sensitivity nature of our balance sheet under which a simulated increase in interest expense would be greater than the increase in interest income in a rising rate environment because our interest-bearing liabilities reprice more quickly than our interest-bearing assets.  In a falling rate environment, the interest-bearing liabilities reprice downward more quickly than our interest-bearing assets.  Also shown in the table are the results assuming a 200 basis point increase and a 100 basis point decrease starting June 30, 2009 and 200 basis point increase and decrease in interest rates starting June 30, 2008.  The decrease in federal funds interest rates during fiscal 2008 to 2.00% caused the interest rate simulation for decreasing rates to change to 100 basis points from 200 basis points.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2009	-0.34%	1.52%

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2008	-1.38%	2.00%

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2009 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,186,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,310,000 due February 23, 2035.  NBN Capital Trust II and NBN Capital Trust III each issued $3,093,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80%, which reprice quarterly.  The interest rate was 3.40% at June 30, 2009.  NBN Capital Trust IV issued $10,310,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate will become variable based on three month LIBOR plus 1.89%.  NBN Capital Trust II and III had a call option on March 30, 2009, which was not exercised, and NBN Capital Trust IV has a call option on February 23, 2010.   See Note 18 to the Consolidated Financial Statements.  Based on the interest rates at June 30, 2009, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $817,000.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	3.40%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.40%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	4.95%

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources.  For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 9 to the Consolidated Financial Statements.  Under the terms and conditions of receiving funds from the US Treasury’s Capital Purchase Program, the Company’s payment dividends paid to common shareholders are limited the per share dividends paid in the quarter ended September 30,  2008, or $0.09 per share.

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

In addition to traditional deposits, the Bank has other liquidity sources, including the proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB and FRB Borrower-in-custody advances and brokered time deposits.  We monitor and forecast our liquidity position.  There are several interdependent methods used by us for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, quarterly review of liquidity forecasts and periodic review of contingent funding plans.

At June 30, 2008, our banking subsidiary had $205 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales.  This position represented 34% of total assets, compared to a policy minimum of 10%.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2009, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$40,815,000	$2,815,000	$8,000,000	$15,000,000	$15,000,000
Structured Repurchase Agreements	65,000,000	30,000,000	20,000,000	15,000,000	-
Junior subordinated debentures	16,496,000	16,496,000	-	-	-
Capital lease obligation	2,378,827	148,198	319,349	353,279	1,558,001
Other borrowings	3,263,817	634,157	1,024,299	1,161,785	443,576
Total long-term debt	127,953,644	50,093,355	29,343,648	31,515,064	17,001,577

Operating lease obligations	1,757,395	468,816	790,289	316,355	181,935
Total contractual obligations	$129,711,039	$50,562,171	$30,133,937	$31,831,419	$17,183,512

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$24,442,000	$24,442,000	$-	$-	$-
Commitments related to loans held for sale(2)	8,268,000	8,268,000	-	-	-
Unused lines of credit (3)(4)	39,023,000	18,207,000	1,824,000	4,410,000	14,582,000
Standby letters of credit (5)	1,024,000	1,024,000	-	-	-
	$72,757,000	$51,941,000	$1,824,000	$4,410,000	$14,582,000

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock.  These rate-locked loan commitments are used for trading activities, not as a hedge.  The fair value of the outstanding written options at June 30, 2009 was a loss of $90,998.

CAPITAL

At June 30, 2009 and 2008, stockholders' equity totaled $47,316,880 and $40,273,312, respectively, or 7.91% and 6.73% of total assets, respectively.  In addition, we had on both June 30, 2009 and 2008, $16,496,000 of junior subordinated debentures which mature in 2034 and 2035 and qualify as Tier 1 Capital.  See Note 18 to the Consolidated Financial Statements.  The changes in stockholders' equity include net income for the year ended June 30, 2009 of $958,989, net proceeds from the Capital Purchase Program of $4,200,994, stock issued for $50,500 from the exercise of stock options, $1,728 from a stock grant and a decrease of $2,755,216 in the net unrealized losses on available-for-sale securities offset by common dividend payments of $834,036, and preferred stock payments of $89,823.  See Note 9 to the Consolidated Financial Statements for additional information on capital ratios.

Under the terms of the U. S. Treasury’s Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  The Board of Directors extended the 2006 Stock Repurchase Plan to permit stock repurchases in connection with benefit plans.  Although the Board of Directors may discontinue the repurchase program at any time, it is scheduled to terminate on December 31, 2009.  The Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the plan is classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors.  There was no stock repurchases under the 2006 Plan in fiscal 2009.  Total stock repurchases under the 2006 Plan in fiscal 2008 were 137,800 shares, for $2,314,330, at an average price of $16.79 per share.  The remaining repurchase capacity of the 2006 Plan is 58,400 shares.  Since inception, total stock repurchases under the 2006 plan were 141,600 shares, for $2,382,274, through June 30, 2009.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.

Regulatory capital guidelines require the Bank to maintain certain capital ratios.  The Bank's Tier 1 Capital was $45,931,000, or 7.72% of total average assets, at June 30, 2009 compared to $40,302,000, or 7.06% of total average assets, at June 30, 2008. The increase in the Bank’s Tier 1 Capital ratio was primarily due to the injection of capital from the Company of net funds from Capital Purchase Program.  We are also required to maintain risk-based capital ratios based on the level of certain assets, as adjusted to reflect their perceived level of risk.  Our regulatory capital ratios currently exceed all applicable requirements.  See Note 9 to the Consolidated Financial Statements.

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

EVENTS SUBSEQUENT TO JUNE 30, 2009

The employment contract for the president of Northeast Bank Insurance Group, Inc., which expires on September 29, 2009, will not be renewed.  The terms of a separation agreement require a cash payment to the president and the recognition of expense in the quarter ended September 30, 2009 which management believes is not material to the operating results for fiscal 2010.

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

To the Board of Directors
Northeast Bancorp
Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

      /s/ Shatswell, MacLeod & Company, P.C.
West Peabody, Massachusetts                                                                              Shatswell, MacLeod & Company, P.C.
September 18, 2009

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008

ASSETS
	2009	2008
Cash and due from banks	$9,356,233	9,077,012
Interest-bearing deposits	3,666,409	3,466,969
Total cash and cash equivalents	13,022,642	12,543,981

Available-for-sale securities, at fair value	148,410,140	134,482,977
Loans held-for-sale	2,436,595	485,580

Loans receivable	393,650,762	409,193,969
Less allowance for loan losses	5,764,000	5,656,000
Net loans	387,886,762	403,537,969

Premises and equipment – net	8,744,170	8,683,569
Acquired assets – net	672,669	678,350
Accrued interest receivable	2,200,142	2,291,314
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	471,500
Goodwill	4,490,500	4,390,340
Intangible assets, net of accumulated amortization of $2,390,087 in 2009 and $1,642,140 in 2008	8,311,477	8,444,424
Bank owned life insurance (BOLI)	12,783,525	12,292,216
Other assets	3,703,358	5,082,030

Total assets	$598,148,130	598,273,650

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008

LIABILITIES AND STOCKHOLDERS' EQUITY
	2009	2008
Liabilities:
Deposits
Demand	$32,228,276	35,142,661
NOW	44,465,265	47,977,659
Money market	39,049,403	22,160,816
Regular savings	19,079,009	19,905,507
Brokered time deposits	10,906,378	12,596,615
Certificates of deposit under $100,000	144,711,063	147,252,982
Certificates of deposit $100,000 or more	94,946,592	78,337,531
Total deposits	385,385,986	363,373,771

Federal Home Loan Bank advances	40,815,000	90,575,000
Structured repurchase agreements	65,000,000	40,000,000
Short-term borrowings	34,435,309	32,840,837
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,378,827	2,891,022
Other borrowings	3,263,817	4,026,885
Due to broker	-	4,934,931
Other liabilities	3,056,311	2,861,892
Total liabilities	550,831,250	558,000,338

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at June 30, 2009, liquidation preference of $1,000 per share	4,227	-
Common stock, at stated value, 15,000,000 shares authorized; 2,321,332 and 2,315,182 shares issued and outstanding at June 30, 2009 and 2008, respectively	2,321,332	2,315,182
Warrants	133,468	-
Additional paid-in capital	6,708,997	2,582,270
Retained earnings	36,697,712	36,679,932
Accumulated other comprehensive income (loss)	1,451,144	(1,304,072)

Total stockholders' equity	47,316,880	40,273,312

Total liabilities and stockholders' equity	$598,148,130	598,273,650

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$25,887,961	29,271,770	31,366,547
Taxable interest on available-for-sale securities	7,171,178	5,106,019	3,154,072
Tax-exempt interest on available-for-sale securities	454,047	448,378	442,311
Dividends on available-for-sale securities	92,530	151,481	140,954
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	97,972	306,668	368,463
Other interest and dividend income	61,983	77,346	57,203
Interest on Federal Home Loan Bank overnight deposits	244	36,012	152,805

Total interest and dividend income	33,765,915	35,397,674	35,682,355

Interest expense:
Deposits	9,368,203	13,089,876	13,490,173
Federal Home Loan Bank advances	2,470,607	3,747,221	3,819,550
Structured repurchase agreements	2,980,696	1,503,778	-
Short-term borrowings	718,095	1,244,442	1,504,936
Junior subordinated debentures issued to affiliated trusts	959,476	1,064,964	1,080,538
FRB borrower-in-custody	98,293	8,007	-
Obligation under capital lease agreements	152,688	149,453	136,726
Other borrowings	232,381	243,264	65,075

Total interest expense	16,980,439	21,051,005	20,096,998

Net interest and dividend income before provision for loan losses	16,785,476	14,346,669	15,585,357

Provision for loan losses	2,167,515	836,484	989,158

Net interest and dividend income after provision for loan losses	14,617,961	13,510,185	14,596,199

Noninterest income:
Fees and service charges on loans	45,337	35,484	40,333
Fees for other services to customers	1,103,681	1,094,043	1,042,648
Net securities gains	268,373	293,101	42,349
Gain on sales of loans	1,519,226	614,594	908,807
Investment commissions	1,588,656	2,222,935	2,385,118
Insurance commissions	5,864,743	5,364,280	2,330,435
BOLI income	491,309	457,198	388,613
Other	651,926	721,589	806,524

Total noninterest income	11,533,251	10,803,224	7,944,827

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Noninterest expense:
Salaries and employee benefits	14,442,398	13,019,398	12,022,037
Occupancy expense	1,810,019	1,792,827	1,722,381
Equipment expense	1,603,519	1,587,297	1,531,276
Intangible assets amortization	747,947	610,657	314,584
Other (includes total writedowns of available-for-sale securities of $487,479, net of $59,270 recognized in other comprehensive income)	6,549,686	4,844,275	4,484,908

Total noninterest expense	25,153,569	21,854,454	20,075,186

Income before income taxes	997,643	2,458,955	2,465,840

Income tax expense	38,654	527,666	579,163

Net income	$958,989	1,931,289	1,886,677

Net income available to common stockholders	$824,602	1,931,289	1,886,677

Earnings per common share:
Basic	$0.36	0.82	0.77
Diluted	$0.36	0.82	0.76

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2009, 2008 and 2007
	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2006	$-	2,447,132	-	4,675,258	34,596,204	(2,622,469)	39,096,125

Net income	-	-	-	-	1,886,677	-	1,886,677
Other comprehensive income net of tax:
Net unrealized gains on investments available-for-sale, net of reclassification adjustment	-	-	-	-	-	707,923	707,923
Total comprehensive income	-	-	-	-	-	-	2,594,600

Purchase of 3,800 shares of Company stock	-	(3,800)	-	(64,144)	-	-	(67,944)
Stock options exercised	-	500	-	6,050	-	-	6,550
Common stock issued in connection with the purchase of branch real estate	-	5,000	-	98,000	-	-	103,000
Dividends on common stock at $0.36 per share	-	-	-	-	(882,453)	-	(882,453)
Balance at June 30, 2007	-	2,448,832	-	4,715,164	35,600,428	(1,914,546)	40,849,878

Net income	-	-	-	-	1,931,289	-	1,931,289
Other comprehensive income net of tax:
Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	-	610,474	610,474
Total comprehensive income	-	-	-	-	-	-	2,541,763

Purchase of 137,800 shares of Company stock	-	(137,800)	-	(2,176,530)	-	-	(2,314,330)
Stock options exercised	-	4,000	-	41,125	-	-	45,125
Stock grant	-	150	-	2,511	-	-	2,661
Dividends on common stock at $0.36 per share	-	-	-	-	(851,785)	-	(851,785)
Balance at June 30, 2008	-	2,315,182	-	2,582,270	36,679,932	(1,304,072)	40,273,312

Net income	-	-	-	-	958,989	-	958,989
Other comprehensive income net of tax:
Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	-	2,755,216	2,755,216
Total comprehensive income	-	-	-	-	-	-	3,714,205

Net proceeds from Capital Purchase Program	4,227	-	133,468	4,063,299	-	-	4,200,994
Stock options exercised	-	6,000	-	44,500	-	-	50,500
Stock grant	-	150	-	1,578	-	-	1,728
Dividends on common stock at $0.36 per share	-	-	-	-	(834,036)	-	(834,036)
Dividends on preferred stock	-	-	-	-	(89,823)	-	(89,823)
Accretion of preferred stock	-	-	-	14,483	(14,483)	-	-
Amortization of issuance cost of preferred stock	-	-	-	2,867	(2,867)	-	-
Balance at June 30, 2009	$4,227	2,321,332	133,468	6,708,997	36,697,712	1,451,144	47,316,880
The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$958,989	1,931,289	1,886,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,167,515	836,484	989,158
Provision for losses on acquired assets	-	-	6,384
Provision made for deferred compensation	165,776	132,111	276,539
Write-down of available-for-sale securities	428,209	147,247	50,442
Write-down of non-marketable securities	10,005	47,020	248,482
Deferred income tax expense (benefit)	(181,710)	218,579	(329,268)
BOLI income, net	(491,309)	(447,632)	(349,258)
Depreciation of premises and equipment	1,151,399	1,121,573	1,088,373
Amortization of intangible assets	747,947	610,657	314,584
Net gain on sales and calls of available-for-sale securities	(268,373)	(293,101)	(42,349)
Net gain on disposals, writedowns and sale of fixed assets	-	-	(73,962)
Gain on sale of deposits	-	-	-
Net change of loans held-for-sale	(1,951,015)	1,150,905	(955,342)
Stock grant	1,728	2,661	-
Net (accretion) amortization of securities	(171,835)	(29,611)	27,839
Change in other assets and liabilities:
Interest receivable	81,241	295,406	91,838
Other assets and liabilities	162,214	(904,194)	205,835

Net cash provided by operating activities	2,810,781	4,819,394	3,435,972

Cash flows from investing activities:
Federal Reserve Bank stock purchased	(125,250)	-	(12,000)
Federal Home Loan Bank stock purchased	-	(63,700)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	-	672,600
Proceeds from the sales of available-for-sale securities	11,701,419	16,035,767	2,290,571
Purchases of available-for-sale securities	(55,451,827)	(78,435,328)	(14,720,181)
Proceeds from maturities and principal payments on available-for-sale securities	29,084,816	20,300,010	13,255,927
Loan originations and principal collections, net	12,677,708	14,742,983	9,053,094
Purchases of premises and equipment	(1,212,000)	(1,873,282)	(1,373,474)
Proceeds from sales of premises and equipment	-	-	246,610
Proceeds from sales of acquired assets	811,665	152,384	156,780
Purchase of BOLI	-	(2,000,000)	(600,000)
Cash paid in connection with acquisition of insurance agencies	(717,710)	(3,740,363)	(2,471,002)

Net cash (used) provided by investing activities	(3,231,179)	(34,881,529)	6,498,925

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	22,012,215	(1,180,006)	(30,739,600)
Advances from the Federal Home Loan Bank	5,000,000	22,000,000	43,000,000
Repayment of advances from the Federal Home Loan Bank	(30,000,000)	(39,056,698)	(36,831,900)
Net (repayments) advances on Federal Home Loan Bank overnight advances	(24,760,000)	14,615,000	10,960,000
Structured repurchase agreement proceeds	25,000,000	40,000,000	-
Net increase (decrease) in short-term borrowings	1,594,472	(264,540)	3,467,951
Net proceeds from Capital Purchase Program	4,200,994	-	-
Dividends paid	(923,859)	(851,785)	(882,453)
Company stock purchased	-	(2,314,330)	(67,944)
Issuance of common stock	50,500	45,125	6,550
Repayment on debt from insurance agencies acquisitions	(763,068)	(990,882)	(81,966)
Repayment on capital lease obligation	(512,195)	(137,489)	(127,535)

Net cash provided (used) by financing activities	899,059	31,864,395	(11,296,897)

Net increase (decrease) in cash and cash equivalents	478,661	1,802,260	(1,362,000)

Cash and cash equivalents, beginning of year	12,543,981	10,741,721	12,103,721

Cash and cash equivalents, end of year	$13,022,642	12,543,981	10,741,721

Supplemental schedule of cash flow information:
Interest paid	$17,109,563	20,900,773	20,120,234
Income taxes paid	372,976	540,000	819,500

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets and other real estate owned	$839,646	697,982	308,859
Transfers from acquired assets and other real estate owned to loans	33,662	-	-
Change in valuation allowance for unrealized gains on available-for-sale securities, net of tax	2,755,216	610,474	707,923
Net change in deferred taxes for unrealized (gains) on available-for-sale securities	(1,419,356)	(314,486)	(364,689)
Capital lease asset and related obligation	-	375,000	-
Stock issued in branch purchase	-	-	103,000
Other borrowings and goodwill reductions related to acquisition	-	98,332	-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009, 2008 and 2007

1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiary (“Company”) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry.

Business

The Company is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (“FRB”) under the Bank Holding Company Act of 1956. The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine through its wholly-owned subsidiary, Northeast Bank (the Bank), a Maine state-chartered universal bank and a member of the Federal Reserve Bank of Boston.  As a result, the Bank is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The Bank is also subject to the regulations of the Federal Deposit Insurance Corporation (“FDIC”). The Bank faces competition from banks and other financial institutions.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and interest-bearing deposits.  The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank.  At June 30, 2009 and 2008, the reserve balance was approximately $184,000 and $224,000, respectively.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.  Each is a restricted investment.  On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members.  The moratorium will remain in effect indefinitely.

Loans held-for-sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers.  The carrying value of loans held-for-sale approximates the fair value at June 30, 2009 and 2008.  Realized gains and losses on sales of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2009 and 2008 was approximately $47,000 and $100,000, respectively, and is included in other assets in the consolidated statements of financial condition.  The fair value of mortgage servicing rights exceeds their carrying value.  Mortgage servicing rights are amortized over the estimated weighted average life of the loans.  The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances.  The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type and term on the underlying loans.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  The Company’s policy is to recognize interest and penalties assessed on tax positions in income tax expense.

Acquired Assets

Acquired assets are carried at the lower of cost or fair value of the collateral less estimated selling expenses.

Goodwill and Intangible Assets

Goodwill of $407,897 arising from the acquisition of a bank in prior years is deemed to have an indefinite useful life.  The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.  Intangible assets include noncompete agreements and customer lists, which are being amortized on a straight-line basis over the estimated lives of the asset ranging from ten to twenty-four years.  The weighted average amortization period for intangibles subject to amortization is 13.59 years (based on original balances and amortization period, 12.85 years based on remaining amortization period).  Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.

The changes in the carrying amount of goodwill and other intangibles for the years ended June 30, 2009 and 2008 were as follows:

		Customer		Total
		List	Non-compete	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, June 30, 2007	$2,880,803	3,591,956	518,125	4,110,081
Recorded during the year	1,545,110	3,905,000	1,100,000	5,005,000
Amortization expense	-	(510,401)	(100,256)	(610,657)
Reclassification	60,000	(60,000)	-	(60,000)
Other adjustment of purchase accounting estimates	(95,573)	-	-	-
Balance, June 30, 2008	4,390,340	6,926,555	1.517,869	8,444,424
Recorded during the year	100,160	480,000	135,000	615,000
Amortization expense	-	(590,120)	(157,827)	(747,947)
Balance, June 30, 2009	$4,490,500	6,816,435	1,495,042	8,311,477

Estimated Annual Amortization Expense, years ending June 30:
2010	$744,602
2011	744,602
2012	744,602
2013	744,602
2014	744,602

The components of identifiable intangible assets follow:

	June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Customer list intangibles	$8,681,564	1,865,129	6,816,435
Non-compete intangibles	2,020,000	524,958	1,495,042
Total	$10,701,564	2,390,087	8,311,477

	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Customer list intangibles	$8,201,564	1,275,009	6,926,555
Non-compete intangibles	1,885,000	367,131	1,517,869
Total	$10,086,564	1,642,140	8,444,424

Advertising Expense

Advertising costs are expensed as incurred.  Advertising costs were approximately $566,000, $504,000 and $440,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 13.  The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment ("SFAS 123-R"), effective for the fiscal year beginning July 1, 2005, superseding APB Opinion 25 and replacing FASB Statement No. 123.  Prior to July 1, 2005, the Company utilized the intrinsic value methodology allowed by APB Opinion 25.  SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures.  Under the modified prospective approach adopted by the Company, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled after the effective date.  Since there were no new options granted (or modifications of existing options) during fiscal 2009 and 2008 and since all previously granted options were fully vested at the grant date, adoption of SFAS 123-R had no impact on the 2009 and 2008 financial statements.

There were no stock options granted in fiscal 2009, 2008 and 2007.

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

The Company uses derivative financial instruments for trading and hedging purposes.  The derivative financial instruments used by the Company are covered call and put contracts on its equity securities portfolio, certain residential mortgage loan commitments for resale into the secondary market, and purchased interest rate caps and sold interest rate floors which were imbedded in the structured repurchase agreements.  The total value of securities under call and put contracts and commitments to originate residential mortgage loans for resale at June 30, 2009, 2008 and 2007, which are not used as a hedge but are classified as trading, is immaterial to the Company's financial position, liquidity, and results of operations.  See note 8 of the consolidated financial statements for additional information on interest rate caps and floors.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company.  As of June 30, 2009, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $83,766,000.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  The Company’s adoption of FIN 48 did not have a material impact on its financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4).  EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits.  The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted.  The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods.  The adoption of the new issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until July 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods.  The Company adopted this statement on July 1, 2008.  See Note 19 - Fair Value Measurements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value.  The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively.  The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.  See Note 19 - Fair Value Measurements for additional information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”).  The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity.  SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)).  SFAS 141(R) will significantly change the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met.  This guidance will be effective July 1, 2009.  The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  This guidance will be effective July 1, 2009.  The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP.  This standard became effective November 15, 2008.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company’s adoption of this FSP did not have a material effect on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The Company’s adoption of this FSP did not have a material effect on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The impact of the adoption of this FSP on its financial condition and results of operations is disclosed in Note 2 - Available-for-sale securities.

2.   Available-for-sale securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2009 and 2008 follows:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U.S. Government-sponsored enterprises	$8,995,182	9,029,001	1,394,087	1,313,124
Mortgage-backed securities	121,724,975	124,904,616	120,695,852	119,600,353
Municipal bonds	11,762,533	11,529,915	11,274,516	11,112,247
Corporate bonds	1,484,571	1,491,918	500,000	481,768
Equity securities	1,567,069	1,043,078	1,743,539	1,386,007
Trust preferred securities	677,105	411,612	850,850	589,478

	$146,211,435	148,410,140	136,458,844	134,482,977

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	2009		2008
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$78,443	44,624	6,239	87,202
Mortgage-backed securities	3,576,997	397,356	394,927	1,490,426
Municipal bonds	46,083	278,701	272	162,541
Corporate bonds	18,615	11,268	-	18,232
Equity securities	26,344	550,335	2,396	359,928
Trust preferred securities	-	265,493	-	261,372

	$3,746,482	1,547,777	403,834	2,379,701

At June 30, 2009, mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of approximately $144,445,000 were pledged as collateral to secure outstanding repurchase agreements, FHLB advances and other purposes.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and 2008:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Government-sponsored enterprises	$948,022	44,624	-	-	948,022	44,624
Mortgage-backed securities	19,948,839	393,117	224,084	4,239	20,172,923	397,356
Municipal bonds	6,278,545	200,516	829,002	78,185	7,107,547	278,701
Corporate bonds	-	-	488,731	11,268	488,731	11,268
Equity securities	210,607	77,388	675,083	472,947	885,690	550,335
Trust preferred securities	-	-	411,612	265,493	411,612	265,493

	$27,386,013	715,645	2,628,512	832,132	30,014,525	1,547,777

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2008:
U.S. Government-sponsored enterprises	$-	-	905,009	87,202	905,009	87,202
Mortgage-backed securities	79,631,910	1,444,686	965,826	45,740	80,597,736	1,490,426
Municipal bonds	10,709,579	162,541	-	-	10,709,579	162,541
Corporate bonds	481,768	18,232	-	-	481,768	18,232
Equity securities	1,131,801	299,316	177,050	60,612	1,308,851	359,928
Trust preferred securities	216,435	41,255	373,043	220,117	589,478	261,372

	$92,171,493	1,966,030	2,420,928	413,671	94,592,421	2,379,701

Unrealized losses within U.S. Government-sponsored enterprises of $44,624 consist of one individual debt security issued by the FNMA, which has had continuous loss for less than one year.  Unrealized losses within the mortgage-backed securities category of $397,356 consist of seven individual debt securities, of which one security has had continuous losses for more than one year.  Unrealized losses within the municipal bond category of $278,701 consist of twenty-one individual debt securities.  The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and illiquidity in the market.  Unrealized losses within the equity and trust preferred security category of $815,828 consist of eighty-five individual securities, of which sixty have had continuous losses for more than one year.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2009, 2008 and 2007, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been an other-than-temporary decline in market value of certain trust preferred and equity securities.  During the years ended June 30, 2009, 2008 and 2007, write-downs of available-for-sale securities were $428,209, $147,247 and $50,442, respectively, and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended for FSP FAS 115-2 and FAS 124-2.

As discussed in Note 1 the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009.  For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.  Had the Company not adopted FSP FAS 115-2 and FAS 124-2, the Company would have recognized an additional $59,270, pre-tax, in other-than-temporary impairment losses through earnings during the year ended June 30, 2009.

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2009:

	Equity Securities	Trust Preferred Securities	Total
Total other-than-temporary impairment losses	$329,479	158,000	487,479
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	59,270	59,270

Net impairment losses recognized in earnings (2)	$329,479	98,730	428,209

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended June 30, 2009 is as follows:

Total
Balance, July 1, 2008	$-
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	98,730
Balance, June 30, 2009	$98,730

For the year ended June 30, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of trust preferred securities. They are classified as debt because they have a maturity date and are interest-bearing.  In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  We segregated the trust preferred securities portfolio by credit rating.  Those with investment grade credit ratings (S&P BBB or higher) were assumed to have the financial capacity to meet their debt service obligations.  Those below investment grade or without a credit rating are subject to discounted cash flow analysis.  Significant inputs for the discounted cash flow model include the trust preferred security’s estimated cash flows over the life of the security including whether the issuer has exercised their option to defer interest payments, and discounted based on the book yield at the date of purchase.  If the issuer has deferred interest payments, they are assumed to be deferred for the maximum period of 20 quarters.  The present value of the expected cash flows was compared to the book value of the trust preferred security to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on trust preferred securities.

Included in accumulated other comprehensive loss, as an adjustment to stockholders’ equity is the following:

	2009	2008
Net unrealized gains (losses) (1)	$2,198,705	(1,975,867)
Deferred tax effect	(747,561)	671,795
Accumulated other comprehensive income (loss)	$1,451,144	(1,304,072)

(1)  The June 30, 2009 ending balance includes $59,270 of unrealized losses in which other-than-temporary impairment has been recognized.

The cost and market values of available-for-sale debt securities at June 30, 2009, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value
Due one year or less	$500,000	488,731
Due after one year through five years	8,987,106	9,084,165
Due after ten years	13,432,285	12,889,550

	22,919,391	22,462,446
Mortgage-backed securities (consisting of securities with interest rates ranging from 3.51% to 6.375% maturing February 2013 to September 2038)	121,724,975	124,904,616
	$144,644,366	147,367,062

Realized gains and losses on sales of available-for-sale securities were $392,932 and $124,559, respectively, for the year ended June 30, 2009, $316,159 and $23,058, respectively, for the year ended June 30, 2008, $59,419, and $17,070, respectively, for the year ended June 30, 2007.  The tax provision applicable to these net realized gains amounted to $93,018, $101,589 and $14,678, respectively.

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

Loans consisted of the following as of June 30:

	2009	2008
Mortgage loans:
Residential real estate	$138,789,985	140,244,226
Commercial real estate	120,889,910	111,222,848
Construction	8,013,304	12,621,369
Total mortgage loans	267,693,199	264,088,443

Commercial loans	29,137,318	33,516,315
Consumer and other loans	96,464,967	117,046,759
	393,295,484	414,651,517
Undisbursed portion of construction loans	(1,629,356)	(8,084,395)
Net deferred loan origination costs	1,984,634	2,626,847
	393,650,762	409,193,969

Less allowance for loan losses	5,764,000	5,656,000

Net loans	$387,886,762	403,537,969

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $42,000 and $48,000 at June 30, 2009 and 2008, respectively.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") at substantially the same terms as those prevailing at the time for comparable transactions with others.  Such loans amounted to $4,796,968 and $4,369,167 at June 30, 2009 and 2008, respectively.  In 2009, new loans and advances granted to related parties totaled $6,075,831, and payments and reductions amounted to $5,648,030.  In 2008, new loans and advances totaled $3,850,333 and payments and reductions amounted to $2,591,442.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2009	2008	2007

Balance at beginning of year	$5,656,000	5,756,000	5,496,000
Provision charged to operating expenses	2,167,515	836,484	989,158

Loans charged off	(2,282,305)	(1,123,406)	(854,631)
Recoveries on loans previously charged off	222,790	186,922	125,473

Net loans charged off	(2,059,515)	(936,484)	(729,158)

Balance at end of year	$5,764,000	5,656,000	5,756,000

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

The following table summarizes information about impaired loans at or for the years ended:

	2009	2008	2007
Impaired loans	$8,111,561	5,880,447	2,498,498
Impaired loans with related allowances	2,230,161	1,371,835	884,543
Allowances on impaired loans	521,831	400,430	322,402

Average balance of impaired loans during the year	7,072,573	5,243,419	2,269,862
Interest recognized on impaired loans	291,918	306,098	211,346

Impaired loans at June 30, 2009 and 2008 include loans totaling $2,979,000 and $2,505,000, respectively, which were current as to both principal and interest payments at that date, but which were considered impaired based on current estimates of collateral valuation.

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2009 and 2008, totaled approximately $9,894,000 and $7,703,000, respectively.  Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2009, 2008 and 2007, totaled approximately $458,000, $351,000 and $211,000, respectively.  The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $47,079,000 and $45,574,000 at June 30, 2009 and 2008, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2009 and 2008, are summarized as follows:

	2009	2008
Land	$1,644,181	1,560,331
Buildings	3,517,199	2,798,651
Assets recorded under capital lease	2,892,702	3,267,702
Leasehold and building improvements	1,980,333	2,049,692
Furniture, fixtures and equipment	7,092,116	6,414,077
	17,126,531	16,090,453
Less accumulated depreciation	8,382,361	7,406,884
Net premises and equipment	$8,744,170	8,683,569

Depreciation and amortization of premises and equipment included in occupancy, equipment expense, was $1,151,399, $1,121,573, and $1,088,373 for the years ended June 30, 2009, 2008 and 2007, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2009	2008

Real estate properties acquired in settlement of loans and other acquired assets	$672,669	678,350
Less allowance for losses	-	-

	$672,669	678,350

Activity in the allowance for losses on acquired assets was as follows for the years ended June 30:

	2009	2008	2007

Balance at beginning of year	$-	-	1,616
Provision for losses on acquired assets	-	-	6,384
Write-downs	-	-	(8,000)

Balance at end of year	$-	-	-

6.  Acquisition of Insurance Agencies
Northeast Bank Insurance Group, Inc. acquired one insurance agency in fiscal 2009, three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007.  Each acquisition was as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency, which was the purchase of stock, for cash and a note and the Goodrich Insurance Associates, which was a purchase of assets for cash.  The details of each purchase appear below including the acquisition date and the agencies location in Maine.  Each agency will be operate at its existing location except Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine.  Spence & Matthews has an office in Rochester, NH.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet.  All purchase and sale agreements except the Russell Insurance Agency and Hartford Insurance Agency call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date.  During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98,332 in accordance with this stipulation.  The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser.  The useful lives of these intangibles range from eleven to twenty-four years.  Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred is due to the seller of each agency.  Each bears an interest rate of 6.50% over terms as follows:  Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years.  Hartford, Spence & Matthews, and Hyler are payable over a term of seven years. Hartford, Spence & Matthews, and Hyler have debt of $100,000, $800,000, and $200,000, respectively, which bears no interest and has been recorded at its present value assuming a discount rate of 6.50%.  Northeast Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine, Hyler, Goodrich, and Spence & Mathews in Rochester, NH, which are operating leases.  Northeast Bank acquired Palmer’s agency building and land in January, 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date.  There is no pro-forma disclosure included because the agencies individually and in aggregate were not considered significant acquisitions.

2009 Acquisition
Purchase price	Goodrich
Cash paid	$715,000
Acquisition costs	2,710
Total	$717,710

Allocation of purchase price:
Goodwill	$100,160
Customer list intangible	480,000
Non-compete intangible	135,000
Other assets	2,550
Total	$717,710

Acquisition date	05/15/09
Location in Maine	Berwick

2008 Acquisitions
Purchase price	Hartford	Spence & Mathews	Hyler	Totals
Cash paid	$425,250	3,043,000	233,000	3,701,250
Debt incurred	911,350	1,122,885	789,701	2,823,936
Acquisition costs	9,181	17,630	9,543	36,354
Total	$1,345,781	4,183,515	1,032,244	6,561,540

Allocation of purchase price:
Goodwill	$275,781	1,090,265	179,064	1,545,110
Customer list intangible	970,000	2,285,000	650,000	3,905,000
Non-compete intangible	100,000	800,000	200,000	1,100,000
Fixed and other assets	-	8,250	3,180	11,430
Total	$1,345,781	4,183,515	1,032,244	6,561,540

Acquisition date	08/30/07	11/30/07	12/11/07
Location in Maine	Auburn	Berwick	Thomaston

2007 Acquisitions
Purchase price	Palmer	Sturtevant and Ham	Southern Maine	Russell	Totals
Cash paid	$800,000	475,000	900,000	275,000	2,450,000
Debt incurred	1,067,000	475,000	450,000	325,000	2,317,000
Acquisition costs	8,360	3,877	4,264	4,501	21,002
Total	$1,875,360	953,877	1,354,264	604,501	4,788,002

Allocation of purchase price:
Goodwill	$1,174,274	324,367	754,764	219,501	2,472,906
Customer list intangible	600,000	550,000	520,000	300,000	1,970,000
Non-compete intangible	300,000	75,000	75,000	85,000	535,000
Fixed and other assets	5,086	4,510	4,500	-	14,096
Deferred income taxes	(204,000)	-	-	-	(204,000)
Total	$1,875,360	953,877	1,354,264	604,501	4,788,002

Acquisition date	11/28/06	12/01/06	03/30/07	06/28/07
Location in Maine	Turner	Livermore	Scarborough	Madison

$2,902,501 of the total goodwill acquired is expected to be deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004.  This acquisition used purchase accounting and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted
	Average Rate	2009		2008
	at June 30, 2009	Amount	Percent	Amount	Percent
Demand	0.00%	$32,228,276	8.4%	35,142,661	9.7%
NOW	0.71%	44,465,265	11.5%	47,977,659	13.2%
Money market	1.24%	39,049,403	10.1%	22,160,816	6.1%
Regular savings	0.28%	19,079,009	5.0%	19,905,507	5.5%
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.87%	8,410,510	2.2%	7,674	0.0%
1.00 - 3.75%	2.84%	190,900,718	49.5%	109,394,988	30.1%
3.76 - 5.75%	4.32%	51,215,636	13.3%	128,739,995	35.4%
5.76 - 7.75%	7.00%	37,169	0.0%	44,471	0.0%
	2.22%	$385,385,986	100.0%	363,373,771	100.0%

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2010	2011	2012	2013	2014	Thereafter
Less than 1.00%	$7,821,078	589,432	-	-	-	-
1.00-3.75%	161,158,852	17,505,700	6,890,558	1,617,261	3,660,395	67,952
3.76-5.75%	28,337,078	5,391,764	3,390,101	3,631,703	9,984,903	480,087
5.76-7.75%	-	37,169	-	-	-	-
Total	$197,317,008	23,524,065	10,280,659	5,248,964	13,645,298	548,039

Interest expense on deposits for the years ended June 30, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
NOW	$454,021	1,019,644	1,234,207
Money market	543,884	419,733	221,118
Regular savings	69,552	160,518	194,258
Certificates of deposit and brokered time deposits	8,300,746	11,489,981	11,840,590
	$9,368,203	13,089,876	13,490,173

8.   Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

	June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates
$ 2,815,000	0.28% - 4.31%	2010
3,000,000	4.99%	2011
5,000,000	3.99%	2012
15,000,000	2.55% - 3.99%	2013
10,000,000	4.26%	2017
5,000,000	4.29%	2018
$40,815,000

	June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates
$55,575,000	2.50% - 5.21%	2009
2,000,000	4.31%	2010
3,000,000	4.99%	2011
15,000,000	2.55% - 3.99%	2013
10,000,000	4.26%	2017
5,000,000	4.29%	2018
$90,575,000

At June 30, 2009, FHLB advances of $33,000,000 are subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances.  The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2009 the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available.  Also at June 30, 2009, the Company had approximately $37,143,000 of additional capacity to borrow from the FHLB for long-term advances.

Structured Repurchase Agreements

In a leveraging strategy during the year ended June 30, 2009 and 2008, the Company borrowed $25,000,000 and $40,000,000, respectively, for total outstanding structured repurchase agreements at June 30, 2009 of $65,000,000.

June 30, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
5,000,000	2.86%	None			March 25, 2014
$65,000,000

June 30, 2008
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$40,000,000

For the leveraging strategies in fiscal 2009, the Company pledged mortgage-backed securities of $28,217,084, at inception, as collateral for $25,000,000 borrowed in three transactions.  The transactions maturing July, 2013 and September, 2015 of $10,000,000 each had imbedded interest rate caps as summarized in the table. The interest rate caps reduced our balance sheet risk to rising interest rates.  They cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively.  Each agreement can be called quarterly thereafter.  The transaction in March, 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate.  The issuer has no call option unless the Company no longer maintains “well-capitalized status” or is subject to a cease and desist order.  Interest is paid quarterly.  The interest rates are fixed for the term of the three agreements.

For the leveraging strategy in fiscal 2008, the Company borrowed $40,000,000 in two transactions.  This funding had imbedded purchased interest rate caps and a sold interest rate floor. The Company pledged $44,152,399 of mortgage-backed securities at inception.  The interest rate caps reduced our balance sheet risk to rising interest rates.  Interest is payable quarterly.  The interest rates are fixed for the term of the agreement.  For the maturities in 2012, the debt cannot be called by the issuer during the two-year period ending August 28, 2009.  For the maturity in 2013, the debt cannot be called by the issuer during three-year period ending December 13, 2010.  Each can be called quarterly thereafter.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or other mortgage-backed securities during the borrowing term.

Payments would be received on the interest rate caps when three-month LIBOR exceeded the strike rate on the quarterly reset date.  Payments would be made on the sold interest rate floors when three-month LIBOR was below the strike rate on the quarterly reset date.  The amount of the payment would be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap or floor and be made 90 days after the reset date.  Payments are being made on the sold interest rate floors increasing the interest rate to 7.96% from 3.98% on the structured repurchase agreement maturing August 28, 2012.  The purchased interest rate caps and sold interest rate floors expire at the end of the non-call periods noted above.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $72,971,804 and cash of $2,606,067 as of June 30, 2009.

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of acquired insurance companies.
Maturities of notes payable for the years ending after June 30, 2009 are summarized as follows:

	June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates

$ 634,157	6.50%	2010
496,029	6.50%	2011
528,270	6.50%	2012
562,608	6.50%	2013
599,177	6.50%	2014
443,576	6.50%	2015
$ 3,263,817

Maturities of notes payable for the years ending after June 30, 2008 are summarized as follows:

	June 30, 2008
Principal Amounts	Interest Rates	Maturity Dates

$ 763,067	6.50%	2009
634,157	6.50%	2010
496,029	6.50%	2011
528,270	6.50%	2012
562,608	6.50%	2013
599,178	6.50%	2014
443,576	6.50%	2015
$ 4,026,885

Capital Lease Obligations

Northeast Bank Insurance Group, Inc. exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine. The transaction was closed in June 2009. The previously recognized capital lease was terminated and resulted in a loss from the extinguishment of the capital lease obligation, which was capitalized as part of the cost of the building. The Spence & Matthews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine. The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2009 are as follows:

2010		$264,262
2011		264,262
2012		264,262
2013		264,262
2014		264,262
2015	and thereafter	1,817,531
	Total minimum lease payments	3,138,841
	Less imputed interest	760,014
	Capital lease obligation	$2,378,827

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $16,222,000 through the Fed Discount Window Borrower-in-Custody program.  The Bank pledged $24,957,000 of its indirect auto loan portfolio as collateral for this line of credit.  If used, interest is based upon the current federal funds rate plus 0.25%.  There were no outstanding balances under this line of credit at June 30, 2009.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts.  The weighted average interest rate on short-term borrowings was 1.55% and 2.50% at June 30, 2009 and 2008, respectively.  Securities sold under agreement to repurchase, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $31,026,000 and amortized cost of $30,109,000, respectively at June 30, 2009 and a fair value of $28,551,000 and amortized cost of $29,016,000, respectively at June 30, 2008.  Sweep accounts had Federal Home Loan Bank Letter of Credit coverage of $12,423,000 at June 30, 2009 and excess Insurance Coverage of $7,630,000 (as shown last year) at June 30, 2008.  The average balance of short-term borrowings was $36,412,000 and $34,449,000 during the years ended June 30, 2009 and 2008, respectively.  The maximum amount outstanding at any month-end during 2009 and 2008 was $39,765,000 and $40,076,000, respectively.  Securities sold under these agreements were under the control of the Company throughout 2009 and 2008.

9.  Capital and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios.  The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

As of June 30, 2009 and 2008, the most recent notification from the Company’s and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratio as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below.  At June 30, 2009 and 2008, the Company’s and the Bank’s ratios exceeded the regulatory requirements.  Management believes that the Company and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2009 and 2008.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Northeast Bancorp:
Total capital to risk weighted assets	$54,309	13.23%	32,841	>8.0%	41,051	>10.0%
Tier 1 capital to risk weighted assets	$48,477	11.81%	16,420	>4.0%	24,631	> 6.0%
Tier 1 capital to total average assets	$48,477	8.12%	23,885	>4.0%	29,857	> 5.0%

As of June 30, 2008:
Northeast Bancorp:
Total capital to risk weighted assets	$50,245	11.91%	33,744	>8.0%	42,180	>10.0%
Tier 1 capital to risk weighted assets	$41,919	9.94%	16,872	>4.0%	25,308	> 6.0%
Tier 1 capital to total average assets	$41,919	7.31%	22,943	>4.0%	28,679	> 5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Northeast Bank:
Total capital to risk weighted assets	$51,039	12.51%	32,635	>8.0%	40,793	>10.0%
Tier 1 capital to risk weighted assets	$45,931	11.26%	16,317	>4.0%	24,476	> 6.0%
Tier 1 capital to total average assets	$45,931	7.72%	23,787	>4.0%	29,734	> 5.0%

As of June 30, 2008:
Northeast Bank:
Total capital to risk weighted assets	$45,555	10.85%	33,581	>8.0%	41,976	>10.0%
Tier 1 capital to risk weighted assets	$40,302	9.60%	16,791	>4.0%	25,186	> 6.0%
Tier 1 capital to total average assets	$40,302	7.06%	22,847	>4.0%	28,559	> 5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules ($1,598,831 is available at June 30, 2009).

The Board of Directors extended the 2006 Stock Repurchase Plan to December 31, 2009. Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the Plan will be classified as authorized but un-issued shares of common stock available for future issuance as determined by the Board of Directors, from time to time.  Total stock repurchases under the 2006 Plan were 0 shares during the year ended June 30, 2009 and 137,800 shares for $2,314,330 during the year ended June 30, 2008. The Board of Directors may discontinue the repurchase program at any time. The remaining repurchase capacity of the 2006 Plan is 58,400 shares. Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity. The repurchases had a positive effect on earnings per share during 2008, by reducing the number of common stock shares outstanding.

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

	2009	2008	2007
Average shares outstanding, used in computing Basic EPS	2,319,830	2,352,484	2,451,610

Effect of Dilutive Securities:
Stock and options outstanding	652	12,357	18,905
Options exercised or canceled	1,447	1,499	47
Average equivalent shares outstanding, used in computing Diluted EPS	2,321,929	2,366,340	2,470,562

11.  Other Expenses

Other expenses include the following for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007

Professional fees	$748,238	674,100	639,821
FDIC insurance	718,586	198,870	47,072
Advertising expense	566,050	504,234	440,222
Write-down of non-marketable securities	10,005	47,020	248,482
Computer services and processing costs	805,622	615,402	616,173
Loan expense	847,277	308,317	402,936
Write-down of available-for-sale securities	428,209	147,247	50,442
Other	2,425,699	2,349,085	2,039,760
	$6,549,686	4,844,275	4,484,908

12.  Income Taxes

The current and deferred components of income tax expense were as follows for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007
Federal:
Current	$162,715	242,115	845,509
Deferred	(181,710)	218,579	(329,268)

	(18,995)	460,694	516,241

State and local - current	57,649	66,972	62,922
	$38,654	527,666	579,163
Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended June 30, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$339,199	34.0%	836,044	34.0%	838,386	34.0%
State tax, net of federal tax benefit	38,048	3.8	44,100	1.8	41,529	1.7
Dividend received deduction	(22,022)	(2.2)	(34,991)	(1.4)	(33,547)	(1.4)
Non-taxable interest income	(169,152)	(17.0)	(171,749)	(7.0)	(143,938)	(5.8)
Non-taxable BOLI income	(177,401)	(17.8)	(158,777)	(6.5)	(118,748)	(4.8)
Unallowable interest	21,440	2.2	28,798	1.2	28,186	1.1
Other	8,542	0.9	(15,759)	(0.6)	(32,705)	(1.3)
	$38,654	3.9%	527,666	21.5%	579,163	23.5%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008, are presented below:

	2009	2008
	(in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,966	1,929
Interest on nonperforming loans	156	138
Difference in tax and financial statement basis of investments	-	829
Deferred compensation	101	45
Other	100	86
Total deferred tax assets	2,323	3,027

Deferred tax liabilities:
Difference in tax and financial statement basis of investments	(440)	-
Difference in tax and financial statement amortization of goodwill and other intangible assets	(383)	(348)
Mortgage servicing rights	(18)	(36)
Premises and equipment	(250)	(182)
Prepaid expenses	(158)	(151)
Total deferred tax liabilities	(1,249)	(717)
Net deferred tax asset, included in other assets	$1,074	2,310

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

13.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment.  Employees may contribute up to 100% of their base compensation, subject to IRS limitations.  The Company will match 50% up to the first 6% contributed.  For the years ended June 30, 2009, 2008 and 2007, the Company contributed $272,503, $253,236 and $220,649, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees.  Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion.  There were no discretionary contributions in 2009, 2008 or 2007.

Deferred Compensation

The Company entered into nonqualified deferred compensation agreements with six senior officers effective September, 2007.  The agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits for 180 months after attaining normal retirement age, defined as 65 or 62 years of age, equal to approximately 20% of the senior officer’s projected salary at his or her normal retirement age or a benefit calculation based on the senior officer’s performance as defined in the agreement.  If the senior officer has not reached normal retirement age due to separation of service, the annual benefit will be calculated as the amount that fully amortizes the accrued retirement benefit balance at the date of separation over 180 months.  If there is a change of control, as defined in the agreement, the accrued retirement benefit balance prior to the change in control will be distributed in a lump sum to the senior officer.  In the event of death, the senior officer’s beneficiary is entitled to cash equal to the accrued retirement benefit balance existing at the senior officer’s death.  The Company recognized deferred compensation expense of $165,776 and $132,111 for the years ended June 30, 2009 and 2008, respectively.

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

In accordance with the Stock Option Plans, a total of 363,250 shares of unissued common stock were reserved for grants.  At June 30, 2009, a total of 191,500 shares remained available to be granted.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	36,000	$10.09	52,000	$12.12	52,500	$12.13
Granted	-	-	-	-	-	-
Exercised	(6,000)	8.42	(4,000)	11.28	(500)	13.10
Forfeited	(2,000)	13.10	(12,000)	18.50	-	-
Outstanding and exercisable at end of year	28,000	$10.23	36,000	$10.09	52,000	$12.12

The following table summarizes information about stock options outstanding at June 30, 2009:

		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$8.00 to $9.00	17,500	0.7	$8.50
$13.10	10,500	2.1	13.10
$8.00 to $13.10	28,000	1.2	$10.23

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

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2009	2008

Commitments to originate loans:
Residential real estate mortgages	$6,360,000	4,050,000
Residential real estate mortgages held for sale	5,568,400	943,000
Construction loans	3,472,000	2,702,000
Commercial real estate mortgages, including multi-family residential real estate	10,046,000	11,729,000
Commercial business loans	4,564,000	510,000
	$30,010,400	19,934,000

Unused lines of credit	37,394,000	36,831,000
Standby letters of credit	1,024,000	1,113,000
Unadvanced portions of construction loans	1,629,000	8,084,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $19,334 and $16,070 at June 30, 2009 and 2008, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2009 and 2008, the maximum potential amount of the Company’s obligation was $1,024,000 and $1,113,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options.  Rental expense under leases approximated $542,000, $592,000 and $589,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2009 are as follows:

2010	$468,816
2011	401,058
2012	389,230
2013	192,033
2014	124,323
2015 and thereafter	181,935
$1,757,395

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business.  Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

15.  Condensed Parent Information

Condensed balance sheets for Northeast Bancorp at June 30, 2009 and 2008, and statements of income and cash flows for each of the years in the three year period ended June 30, 2009, are presented below.

Balance Sheets	June 30,
Assets	2009	2008

Cash	$1,416,656	417,838
Available-for-sale securities	819,935	953,617
Investment in banking subsidiary	60,059,579	51,582,074
Investment in common securities of affiliated trusts	496,000	496,000
Goodwill, net	407,897	407,897
Other assets	684,439	2,987,843
Total assets	$63,884,506	56,845,269

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$16,496,000	16,496,000
Other liabilities	71,626	75,957
Total liabilities	16,567,626	16,571,957

Stockholders' equity	47,316,880	40,273,312
Total liabilities and stockholders' equity	$63,884,506	56,845,269

Statements of Income	Years Ended June 30,
	2009	2008	2007
Income:
Dividends from banking subsidiary	$300,000	3,300,000	2,500,000
Other income	143,743	265,516	233,814
Total income	443,743	3,565,516	2,733,814

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	959,476	1,064,964	1,080,538
General and administrative expenses	356,823	338,694	372,513
Total expenses	1,316,299	1,403,658	1,453,051

(Loss) income before income tax benefit and equity in undistributed net income (loss) of subsidiary	(872,556)	2,161,858	1,280,763

Income tax benefit	410,631	402,919	427,997

(Loss) income before equity in undistributed net income (loss) of subsidiary	(461,925)	2,564,777	1,708,760

Equity in undistributed net income (loss) of subsidiary	1,420,914	(633,488)	177,917

Net income	$958,989	1,931,289	1,886,677

Net income available to common stockholders	$824,602	1,931,289	1,886,677

Statements of Cash Flows	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$958,989	1,931,289	1,886,677
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	9,000	24,000	24,000
Stock grant	1,728	2,661	-
Undistributed (earnings) loss of subsidiary	(1,420,914)	633,488	(177,917)
Write down on available-for-sale securities	195,161	147,247	50,442
Net gain on available-for-sale securities	(33,496)	(78,789)	(43,513)
Write down of non-marketable investments	10,005	47,020	248,482
Decrease (increase) in other assets	2,349,499	227,045	(366,431)
(Decrease) increase in other liabilities	(4,331)	(65,133)	56,876

Net cash provided by operating activities	2,065,641	2,868,828	1,678,616

Cash flows from investing activities:
Increase in investment of bank subsidiary	(4,175,000)	-	(400,000)
Purchases of available-for-sale securities	(675,745)	(1,653,242)	(1,964,213)
Proceeds from sales of available-for-sale securities	454,751	983,956	2,249,946
Proceeds from maturities and principal payments on available-for-sale securities	1,536	-	-

Net cash used by investing activities	(4,394,458)	(669,286)	(114,267)

Cash flows from financing activities:
Issuance of common stock	50,500	45,125	6,550
Common stock issued in connection with the purchase of branch real estate	-	-	103,000
Company stock purchased	-	(2,314,330)	(67,944)
Net proceeds from Capital Purchase Plan	4,200,994	-	-
Dividends paid to stockholders	(923,859)	(851,785)	(882,453)

Net cash provided (used) by financing activities	3,327,635	(3,120,990)	(840,847)

Net increase (decrease) in cash	998,818	(921,448)	723,502

Cash, beginning of year	417,838	1,339,286	615,784

Cash, end of year	$1,416,656	417,838	1,339,286

Supplemental schedule of cash flow information:
Interest paid	$959,997	1,065,009	1,067,097

16.  Other Comprehensive Income

The components of other comprehensive income for the years ended June 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Unrealized gains arising during the period, net of tax effect of $(1,365,012) in 2009, $(364,077) in 2008 and $(361,936) in 2007	$2,649,724	706,738	702,582

Reclassification adjustment for losses (gains) on investments, net of write-downs, included in net income, net of tax effect of $(54,344) in 2009, $49,590 in 2008, and $(2,753) in 2007	105,492	(96,264)	5,341

Other comprehensive income	$2,755,216	610,474	707,923

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

Information for our segments for the years ended June 30, 2009, 2008 and 2007 is presented in the following table:

			Consolidated
June 30, 2009	Banking	Insurance	Total
Net interest income (expense)	$17,069,521	(284,045)	16,785,476
Provision for loan losses	2,167,515	-	2,167,515
Net interest income (loss) after provision for loan losses	14,902,006	(284,045)	14,617,961

Noninterest income	5,668,508	5,864,743	11,533,251
Noninterest expense	19,207,444	5,198,178	24,405,622
Amortization of intangibles	-	747,947	747,947
Income (loss) before income taxes	1,363,070	(365,427)	997,643
Income tax expense (benefit)	161,643	(122,989)	38,654
Net income (loss)	$1,201,427	(242,438)	958,989

			Consolidated
June 30, 2008	Banking	Insurance	Total
Net interest income (expense)	$14,632,155	(285,486)	14,346,669
Provision for loan losses	836,484	-	836,484
Net interest income (loss) after provision for loan losses	13,795,671	(285,486)	13,510,185

Noninterest income	5,419,585	5,383,639	10,803,224
Noninterest expense	17,018,586	4,225,211	21,243,797
Amortization of intangibles	-	610,657	610,657
Income before income taxes	2,196,670	262,285	2,458,955
Income tax expense	440,545	87,121	527,666
Net income	$1,756,125	175,164	1,931,289

			Consolidated
June 30, 2007	Banking	Insurance	Total
Net interest income (expense)	$15,656,172	(70,815)	15,585,357
Provision for loan losses	989,158	-	989,158
Net interest income (loss) after provision for loan losses	14,667,014	(70,815)	14,596,199

Noninterest income	5,577,853	2,366,974	7,944,827
Noninterest expense	17,062,743	2,697,859	19,760,602
Amortization of intangibles	-	314,584	314,584
Income (loss) before income taxes	3,182,124	(716,284)	2,465,840
Income tax expense (benefit)	836,593	(257,430)	579,163
Net income (loss)	$2,345,531	(458,854)	1,886,677

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at June 30, 2009 and 2008.  Amounts include junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust.  The trust preferred securities were sold in two separate private placement offerings.  The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009 for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV at the redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date

NBN Capital Trust II	$3,000,000	93,000	3,093,000	3.40%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.40%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	496,000	16,496,000	4.95%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%.  NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%.  Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.40% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and NBN Capital Trust III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV.  The Company has fully and unconditionally guaranteed all of the obligations of each trust.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts.  Based on the current interest rates, the annual interest expense is approximately $817,000.

19.  Fair Value Measurements

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June, 30, 2009.

The Company’s exchange traded equity securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in municipal, corporate and agency bonds and mortgage-backed securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The following summarizes assets measured at fair value for the period ending June 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$148,410,140	1,454,690	146,955,450	-

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  For Level 3 inputs collateral values are based on management’s estimates pending appraisals from third party valuation services or imminent sale of collateral.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,708,330	-	512,645	1,195,685

The following tables shows the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3).

Impaired Loans
Beginning balance at July 1, 2008	$971,405
Loans transferred in	2,514,232
Loans transferred out	2,289,952
Ending balance at June 30, 2009	$1,195,685

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$13,023	13,023	12,544	12,544
Available-for-sale securities	148,410	148,410	134,483	134,483
Regulatory stock (FHLB and FRB)	5,486	5,486	5,361	5,361
Loans held-for-sale	2,437	2,444	486	487
Loans, net	387,887	396,113	403,538	419,288
Accrued interest receivable	2,200	2,200	2,291	2,291

Financial liabilities:
Deposits (with no stated maturity)	134,822	134,822	125,187	125,187
Time deposits	250,564	254,134	238,187	239,167
Federal Home Loan Bank advances	40,815	43,151	90,575	91,218
Structured repurchase agreements	65,000	70,121	40,000	41,894
Other borrowings	3,264	3,264	4,027	4,027
Short-term borrowings	34,435	34,435	32,841	32,841
Capital lease obligation	2,379	2,517	2,891	2,979
Junior subordinated debentures issued to affiliated trusts	16,496	10,158	16,496	15,475
Due-to-broker			4,935	4,935

20.  Acquisition of Building and Land From Related Parties

Northeast Bank Insurance Group, Inc. (“NBIG”) exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine from a senior officer of Northeast Bank Insurance Group, Inc.  The transaction closed on June 24, 2009.  The option price of $375,000 was determined at the time NBIG acquired the Spence & Mathews Agency in November 2007.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of Northeast Bank Insurance Group.

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
Years Ended June 30, 2009, 2008 and 2007

	June 30, 2009			June 30, 2008			June 30, 2007

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:
Investment securities (1)	$152,051	$7,922	5.21%	$116,558	$5,906	5.07%	$84,705	$3,935	4.65%
Loans (2)(3)(4)	405,611	25,888	6.38%	414,837	29,272	7.06%	433,576	31,367	7.23%
Regulatory stock	5,392	98	1.82%	5,316	307	5.78%	5,529	368	6.66%
Short-term investments (5)	5,162	62	1.20%	2,791	113	4.05%	4,380	210	4.79%
Total interest-earning assets/interest
income/average rates earned	568,216	33,970	5.98%	539,502	35,598	6.60%	528,190	35,880	6.79%

Non-interest earning assets:
Cash & due from banks	6,231			6,498			6,794
Bank premises and equipment, net	9,010			7,851			7,345
Other assets	31,616			29,504			21,705
Allowance for loan losses	(5,761)			(5,768)			(5,728)
Total non-interest earning assets	41,096			38,085			30,116

Total assets	$609,312			$577,587			$558,306

Liabilities & Stockholders' Equity:

Interest-bearing liabilities:
NOW	$45,814	$454	0.99%	$51,139	$1,020	1.99%	$54,667	$1,234	2.26%
Money market	29,021	544	1.87%	13,784	420	3.05%	9,357	221	2.36%
Savings	19,515	69	0.36%	20,398	160	0.79%	22,309	194	0.87%
Time	240,371	8,301	3.45%	243,437	11,490	4.72%	256,268	11,841	4.62%
Total interest-bearing deposits	334,721	9,368	2.80%	328,758	13,090	3.98%	342,601	13,490	3.94%
Short-term borrowings (6)	36,412	718	1.97%	34,449	1,244	3.61%	36,145	1,505	4.16%
Borrowed funds	138,670	5,935	4.28%	119,423	5,652	4.73%	83,024	4,021	4.84%
Junior subordinated debentures	16,496	959	5.81%	16,496	1,065	6.46%	16,496	1,081	6.55%
Total interest-bearing liabilities/
interest expense/average rates paid	526,299	16,980	3.23%	499,126	21,051	4.22%	478,266	20,097	4.20%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	33,616			33,317			35,420
Other liabilities	4,601			3,396			3,500

Total liabilities	564,516			535,839			517,186

Stockholders' equity	44,796			41,748			41,120
Total liabilities and stockholders' equity	$609,312			$577,587			$558,306

Net interest income		$16,990			$14,547			$15,783

Interest rate spread	2.75%	2.38%	2.59%
Net yield on interest earning assets (7)	2.99%	2.70%	2.99%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
Interest income and yield are stated on a fully tax-equivalent basis using a 30.90% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred costs of $871 in 2009, $980 in 2008 and $998 in 2007.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(7)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
Available-for-sale (1)

Debt securities issued by U.S. Government-sponsored enterprises	$9,029	$1,313	$21,158

Mortgage-backed securities	124,905	119,600	52,139

Municipal bonds	11,530	11,112	10,709

Corporate bonds	1,492	482	485

Trust preferred securities	411	590	1,067

Equity securities	1,043	1,386	790

Total available-for-sale (2):	$148,410	$134,483	$86,348

(1)	Carried at estimated fair value. Northeast Bancorp does not have any securities classified as held-to-maturity.
(2)	Cost of such securities ($ in thousands) was $146,211 as of June 30, 2009, $136,459 as of June 30, 2008 and $89,249 as
of June 30, 2007.

Table 3
Northeast Bancorp Consolidated
Investment Maturity at Fair Value
($ in thousands)
	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
As of June 30, 2009
U. S. Government sponsored enterprises	$-	0.00%	$8,081	2.84%	$-	0.00%	$948	5.04%	$9,029	3.07%
Mortgage-backed securities	224	4.82%	7,452	4.10%	8,904	4.56%	108,325	5.26%	124,905	5.14%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	-	0.00%	11,530	5.88%	11,530	5.88%
Corporate bonds	489	4.05%	1,003	6.40%	-	0.00%	-	0.00%	1,492	5.63%
Trust preferred securities	-	0.00%	-	0.00%	-	0.00%	411	8.00%	411	8.00%
Equity securities	1,043	3.58%	-	0.00%	-	0.00%	-	0.00%	1,043	3.58%
	$1,756	3.87%	$16,536	3.63%	$8,904	4.56%	$121,214	5.30%	$148,410	5.05%

As of June 30, 2008
U. S. Government sponsored enterprises	$-	0.00%	$-	0.00%	$-	0.00%	$1,313	5.22%	$1,313	5.22%
Mortgage-backed securities	227	4.82%	3,107	4.33%	11,793	4.17%	104,473	5.42%	119,600	5.27%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	215	6.00%	10,897	5.89%	11,112	5.89%
Corporate bonds	-	0.00%	482	4.05%	-	0.00%	-	0.00%	482	4.05%
Trust preferred securities	-	0.00%	-	0.00%	-	0.00%	590	4.41%	590	4.41%
Equity securities	1,386	2.83%	-	0.00%	-	0.00%	-	0.00%	1,386	2.83%
	$1,613	3.11%	$3,589	4.29%	$12,008	4.20%	$117,273	5.43%	$134,483	5.26%

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

As of	June 30, 2009		June 30, 2008		June 30, 2007		June 30, 2006		June 30, 2005

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$138,790	35.43%	$140,244	34.49%	$145,184	34.34%	$149,100	34.44%	$148,840	32.46%
Commercial real estate	120,890	30.87%	111,223	27.36%	112,535	26.61%	115,327	26.63%	125,899	27.46%
Construction	6,384	1.63%	4,537	1.12%	5,451	1.29%	5,106	1.18%	12,201	2.66%
Commercial	29,137	7.44%	33,516	8.24%	40,784	9.64%	50,262	11.61%	68,716	14.99%
Consumer and other	96,465	24.63%	117,047	28.79%	118,881	28.12%	113,192	26.14%	102,865	22.43%

Total loans	391,666	100.00%	406,567	100.00%	422,835	100.00%	432,987	100.00%	458,521	100.00%

Net deferred loan costs	1,985		2,627		2,736		2,676		2,531
Less:
Allowance for loan losses	5,764		5,656		5,756		5,496		5,104

Net loans	$387,887		$403,538		$419,815		$430,167		$455,948

Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans ($ in thousands)
As of June 30, 2009

	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$37,070	$21,456	$13,920	$66,344	$138,790
Commercial	36,349	77,070	5,726	1,745	120,890
Construction	6,384	-	-	-	6,384

Non-mortgage loans:
Commercial	19,421	9,059	657	-	29,137
Consumer and other	1,584	31,222	22,090	41,569	96,465

Total loans	$100,808	$138,807	$42,393	$109,658	$391,666

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	$194,565
Floating or adjustable rate
due after one year	96,293

Total due after 1 year:	$290,858

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

As of or For Years Ended June 30,	2009	2008	2007	2006	2005

Average net loans outstanding during the period (1)	$404,124	$413,794	$432,539	$448,070	$452,951

Total loans at end of period (1)	$393,651	$409,194	$425,571	$435,663	$461,052

Allowance at beginning of period	$5,656	$5,756	$5,496	$5,104	$4,577

Loans charged-off during the period:
Residential real estate	271	70	60	15	67
Commercial real estate	257	184	6	35	7
Commercial	285	237	251	326	389
Consumer and other	1,469	632	538	417	472

Total loans charged-off	2,282	1,123	855	793	935

Recoveries on loans previously charged-off:
Residential real estate	3	0	1	1	0
Commercial real estate	49	6	26	25	10
Commercial	77	134	4	6	41
Consumer and other	93	47	95	131	109

Total recoveries	222	187	126	163	160

Net loans charged off during the period	2,060	936	729	630	775
Provision for loan losses	2,168	836	989	1,226	1,302
Reclassified to off-balance sheet credit risk reserve	0	0	0	(204)	0

Allowance at end of period	$5,764	$5,656	$5,756	$5,496	$5,104

Ratio of net charge-offs to average loans outstanding	0.51%	0.23%	0.17%	0.14%	0.17%

Allowance as a percentage of total loans	1.46%	1.38%	1.35%	1.26%	1.11%

Allowance as a percentage of
non-performing and nonaccrual loans (2)	58.26%	73.43%	113.08%	105.79%	300.59%

(1) Excludes loans held for sale.

(2)	The increase in non-performing loans in fiscal 2009, 2008 and 2007 caused the allowance as a percentage of non-performing and nonaccrual loans to decrease compared to prior years. At June 30, 2009, non-performing and non-accrual loans totaled
$9,894, compared to $7,703 at June 30, 2008. See Table 8 for additional information. The trend of the allowance as a percentage of non-performing and nonaccrual loans reflects the economic recession's impact on customers ability to make loan payments. We expect the current economic conditions to persist for another twelve months. An improvement in nonperforming and nonaccrual loans is unlikely until there is a significant improvement in economic conditions.

The allowance for loan losses is believed to be adequate by management for any credit losses realized on the non-performing and non-accrual loans at June 30, 2009.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

As of	June 30, 2009		June 30, 2008		June 30, 2007		June 30, 2006		June 30, 2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		in		in		in		in		in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to		to		to		to		to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allocation of allowance for loan losses:
Residential real estate	$1,083	35.43%	$1,343	34.49%	$808	34.34%	$672	34.44%	$730	32.46%
Commercial real estate	1,769	30.87%	1,530	27.36%	2,000	26.61%	2,156	26.63%	1,670	27.46%
Construction	50	1.63%	81	1.12%	64	1.29%	56	1.18%	69	2.66%
Commercial	819	7.44%	940	8.24%	1,042	9.64%	1,037	11.61%	753	14.99%
Consumer and other	2,043	24.63%	1,654	28.79%	1,667	28.12%	1,470	26.14%	1,737	22.43%
Unallocated	0	0.00%	108	0.00%	175	0.00%	105	0.00%	145	0.00%
Total	$5,764	100.00%	$5,656	100.00%	$5,756	100.00%	$5,496	100.00%	$5,104	100.00%

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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	As of June 30,
	2009	2008	2007	2006	2005
Nonaccrual loans:
Residential real estate (1)	$1,620	$1,390	$439	$521	$515
Construction loans	-	101	-	-	-
Commercial real estate	2,384	1,430	1,444	1,260	33
Commercial loans	1,982	1,638	708	1,423	3
Consumer and other	556	634	461	109	60
Total nonaccrual loans	6,542	5,193	3,052	3,313	611

Current nonaccrual loans (2)	3,352	2,510	2,038	1,882	1,087
Total non-performing loans (3)	9,894	7,703	5,090	5,195	1,698
Acquired assets	673	678	-	10	89
Total non-performing assets	$10,567	$8,381	$5,090	$5,205	$1,787

Non-performing loans to total loans (4)	2.51%	1.88%	1.20%	1.19%	0.37%
Non-performing assets to total assets (4)	1.77%	1.40%	0.91%	0.92%	0.31%

As of June 30, 2009, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the audited consolidated financial statements as well as in the Management's Discussion and Analysis.

(1) Nonaccrual residential real estate loans increased due to the number in process of foreclosure. There were no significant losses expected.

(2) As of June 30, 2009, comprised of commercial real estate loans of $1,989, commercial loans of $1,345 and consumer loans of $18.

(3) Total non-performing loans increased in fiscal 2009, 2008 and 2007 as compared to prior years primarily from commercial real estate and commercial loans. Loans past due 90 days or more and discretionary actions by management to place loans on non-accrual account for the increase in both portfolios. Estimated credit losses were included in the determination of the adequacy of the allowance for loan losses.

(4) Economic conditions must significantly improve before we expect a decrease in non-performing loans and acquired assets.
The decline in economic conditions has impacted the ability of our customers to make their loan payments, and also has had a negative impact on the value of loan collateral which may have to be liquidated. We expect it will be another twelve months before economic conditions start to improve.

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2009			June 30, 2008			June 30, 2007
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand
deposits and escrow accounts	$33,616	0.00%	9.12%	$33,317	0.00%	9.20%	$35,420	0.00%	9.37%
Regular savings	19,515	0.36%	5.30%	20,398	0.79%	5.63%	22,309	0.87%	5.90%
NOW and money market	74,835	1.33%	20.31%	64,923	2.22%	17.93%	64,024	2.27%	16.94%
Time deposits	240,371	3.45%	65.27%	243,437	4.72%	67.24%	256,268	4.62%	67.79%
Total average deposits	$368,337	2.54%	100.00%	$362,075	3.62%	100.00%	$378,021	3.57%	100.00%

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Certificates of Deposit $100,000 & Over
As of June 30, 2009
Balance

3 months or less	$26,282
Over 3 through 6 months	19,666
Over 6 through 12 months	30,682
Over 12 months	18,317

Total certificates of deposit $100,000 & over	$94,947

Table 11
Northeast Bancorp Consolidated
Short-term Borrowings
($ in thousands)

	As of or For Years Ended June 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$34,345	1.55%	$32,841	2.50%	$33,105	4.28%

Average outstanding during year	36,412	1.97%	34,449	3.61%	36,145	4.16%

Maximum outstanding at any month end	39,765		40,076		44,164

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. These borrowings were scheduled to mature within 180 days. Securities sold under agreements to repurchase were collateralized by mortgage-backed and
U.S. Government-sponsored enterprise securities with a fair value of $31,026 and amortized cost of $30,109 at June 30, 2009, and a fair value of $28,551 and amortized cost of $29,016 at June 30, 2008. Sweep accounts have been collateralized with $12,423, in letters of creditissued by the Federal Home Loan Bank of Boston at June 30, 2009 and excess deposit insurance of $8,800 at
June 30, 2008. Securities sold under these agreements were underthe control of the Company throughout 2009 and 2008.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$2,815	3.14%	$55,575	3.70%	$50,017	5.17%

Average outstanding during year	21,942	4.06%	44,870	4.47%	34,672	4.45%

Maximum outstanding at any month end	43,220		55,575		50,017

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of June 30, 2009, 2008 and 2007.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Interest-earning Assets & Interest-bearing Liabilities
As of June 30, 2009
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest-earning assets:
Investment securities	$1,756	$16,536	$130,118	$148,410	26.90%
Regulatory stock	-	-	5,486	5,486	0.99%
Short-term investments (1)	6,103	-	-	6,103	1.11%

Mortgage loans:
Residential real estate:
Fixed rate loans	397	6,936	80,222	87,555	15.87%
Variable loans	36,673	14,520	42	51,235	9.29%
Commercial real estate	36,349	77,070	7,471	120,890	21.91%
Construction	6,384	-	-	6,384	1.16%
Other loans:
Commercial	19,421	9,059	657	29,137	5.28%
Consumer and other	1,584	31,222	63,659	96,465	17.49%
Total loans	100,808	138,807	152,051	391,666	71.00%
Total interest-earning assets	$108,667	$155,343	$287,655	$551,665	100.00%

Interest-bearing liabilities:
Customer deposits:
NOW accounts	$44,465	$-	$-	$44,465	8.62%
Money market accounts	39,410	-	-	39,410	7.64%
Regular savings	19,079	-	-	19,079	3.70%
Time deposits	197,317	52,699	548	250,564	48.56%
Total customer deposits	300,271	52,699	548	353,518	68.52%
Borrowings:
Short-term borrowings	34,435	-	-	34,435	6.68%
FHLB advances and other borrowings	3,597	80,859	27,002	111,458	21.60%
Junior subordinated debentures	16,496	-	-	16,496	3.20%
Total borrowings	54,528	80,859	27,002	162,389	31.48%
Total interest-bearing liabilities	$354,799	$133,558	$27,550	$515,907	100.00%

Interest sensitivity gap	$(246,132)	$21,785	$260,105	$35,758

Cumulative gap	$(246,132)	$(224,347)	$35,758	$35,758

Cumulative gap ratio	30.63%	54.06%	106.93%	106.93%

Cumulative gap as a percentage of total assets	-41.15%	-37.51%	5.98%	5.98%

(1) Includes interest-earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2009.

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

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2008	2008	2009	2009
Interest income
Interest on loans	$6,801,248	$6,615,786	$6,292,794	$6,178,133
Interest & dividends on investments
& available-for-sale securities	1,793,499	2,037,130	2,043,145	2,004,180
Total interest and dividend income	8,594,747	8,652,916	8,335,939	8,182,313

Interest expense
Deposits	2,537,536	2,376,157	2,238,626	2,215,884
FHLB advances and other borrowings	1,545,287	1,568,485	1,485,495	1,335,398
Short-term borrowings	217,458	223,973	146,054	130,610
Junior Subordinated Debentures	253,259	257,656	234,817	213,744
Total interest expense	4,553,540	4,426,271	4,104,992	3,895,636

Net interest income	4,041,207	4,226,645	4,230,947	4,286,677
Provision for loan losses	520,724	503,561	618,536	524,694

Net interest income after provision
for loan losses	3,520,483	3,723,084	3,612,411	3,761,983

Securities transactions	(108,127)	26,060	-	350,440
Other operating income	2,668,774	2,724,867	3,031,683	2,839,554
Other operating expense	6,088,842	6,141,321	6,169,926	6,753,480

Income before income taxes	(7,712)	332,690	474,168	198,497
Income tax expense	(76,828)	39,115	86,798	(10,431)
Net income	$69,116	$293,575	$387,370	$208,928

Earnings per share:
Basic	$0.03	$0.12	$0.14	$0.07
Diluted	$0.03	$0.12	$0.14	$0.07

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2007	2007	2008	2008
Interest income
Interest on loans	$7,723,178	$7,588,460	$7,145,886	$6,814,246
Interest & dividends on investments
& available-for-sale securities	1,233,709	1,484,190	1,649,943	1,758,062
Total interest and dividend income	8,956,887	9,072,650	8,795,829	8,572,308

Interest expense
Deposits	3,414,576	3,412,717	3,355,439	2,907,144
FHLB advances and other borrowings	1,303,559	1,415,277	1,505,307	1,427,580
Short-term borrowings	372,425	402,950	264,690	204,377
Junior Subordinated Debentures	273,480	272,412	267,723	251,349
Total interest expense	5,364,040	5,503,356	5,393,159	4,790,450

Net interest income	3,592,847	3,569,294	3,402,670	3,781,858
Provision for loan losses	190,283	179,653	287,625	178,923

Net interest income after provision
for loan losses	3,402,564	3,389,641	3,115,045	3,602,935

Securities transactions	(5,937)	(1,799)	267,147	33,690
Other operating income	1,995,311	2,398,684	3,373,686	2,742,442
Other operating expense	4,841,604	5,280,850	5,846,368	5,885,632

Income before income taxes	550,334	505,676	909,510	493,435
Income tax expense	119,769	103,248	237,341	67,308
Net income	$430,565	$402,428	$672,169	$426,127

Earnings per share:
Basic	$0.18	$0.17	$0.29	$0.18
Diluted	$0.18	$0.17	$0.29	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9a.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The standard measures adopted by management in making its evaluation are the measures in Interest Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.  We do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected.  The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered pubic accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9b.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2009 fiscal year (the "2009 Proxy Statement").  Certain information with respect to executive officers is included in Part I, Item 4 of this report.  The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement.  Information regarding the information required by Item 406 of Regulation S-K is incorporated herein by reference from the information contained in the section captioned “Corporate Governance – Code of Ethics” in the 2009 Proxy Statement.  The information required by Item 10 of Form 10-K with respect to our audit committee is incorporated by reference from the information contained in the section captioned "Corporate Governance Board Committee and Membership and Meetings – Audit Committee” in the Company's 2009 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," “Compensation of Executive Officers”, "Compensation Discussion and Analysis”, and "Compensation Committee Interlocks and Insider Participation" in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2009 Proxy Statement.

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	28,000	$ 10.23	191,500

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)	Includes stock options granted or available under stockholder approved Stock Option Plans in 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Related Party Transactions" and “Corporate Governance – Director Qualifications and Independence” in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section "Relationship with Independent Accountants" in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Balance Sheets as of June 30, 2009 and 2008
Consolidated Statements of Income for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007
(b)	Exhibits
The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 Northeast Bancorp’s Annual Report on Form 10-K for year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
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

10.2
1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.2 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.

10.3
1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.3 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23	The Consent of Shatswell, MacLeod & Company,P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

With the exception of the information expressly incorporated herein by reference, the Company's 2009 Proxy Statement for the 2008 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 23, 2009	By: /s/ James D. Delamater
James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Conrad L. Ayotte Conrad L. Ayotte	Director	September 23, 2009
/s/ James P. Day James P. Day	Director	September 23, 2009
/s/ James D. Delamater James D. Delamater	Director, President and Chief Executive Officer (Principal Executive Officer)	September 23, 2009
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 23, 2009
/s/ Philip C. Jackson Philip C. Jackson	Director	September 23, 2009
/s/ Judith W. Kelley Judith W. Kelley	Chairman of the Board	September 23, 2009
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 23, 2009
/s/ John C. Orestis John C. Orestis	Director	September 23, 2009
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 23, 2009
/s/ John Schiavi John Schiavi	Director	September 23, 2009
/s/ Stephen W. Wight Stephen W. Wight	Director	September 23, 2009
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2009

EXHIBIT INDEX
Exhibit Number	Exhibit
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 Northeast Bancorp’s Annual Report on Form 10-K for year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
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

10.2
1989 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.2 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.

10.3
1992 Stock Option Plan of Northeast Bancorp (formerly known as Bethel Bancorp) incorporated by reference to Exhibit 10.3 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
21	A list of subsidiaries of Northeast Bancorp.
23	The Consent of Shatswell, MacLeod & Company, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).