Form 10-Q
period 2009-10-27
NORTHEAST BANCORP /ME/
filed 2009-11-12
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2009, the registrant had outstanding 2,321,332 shares of common stock, $1.00 stated value per share.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,532,061	$9,356,233
Interest-bearing deposits	5,035,036	3,666,409
Total cash and cash equivalents	10,567,097	13,022,642

Available-for-sale securities, at fair value	160,231,316	148,410,140
Loans held-for-sale	3,563,998	2,436,595

Loans receivable	390,243,770	393,650,762
Less allowance for loan losses	5,785,000	5,764,000
Net loans	384,458,770	387,886,762

Premises and equipment, net	8,803,336	8,744,170
Acquired assets, net	534,313	672,669
Accrued interest receivable	2,133,380	2,200,142
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	596,750
Goodwill	4,490,500	4,490,500
Intangible assets, net of accumulated amortization of $2,576,205 at 09/30/09 and $2,390,087 at 6/30/09	8,125,360	8,311,477
Bank owned life insurance	12,908,525	12,783,525
Other assets	3,128,284	3,703,358
Total assets	$604,431,029	$598,148,130
Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$34,393,363	$32,228,276
NOW	45,556,536	44,465,265
Money market	40,554,764	39,049,403
Regular savings	25,127,946	19,079,009
Brokered time deposits	10,614,769	10,906,378
Certificates of deposit	224,659,503	239,657,655
Total deposits	380,906,881	385,385,986

Federal Home Loan Bank advances	45,000,000	40,815,000
Structured repurchase agreements	65,000,000	65,000,000
Short-term borrowings	39,237,614	34,435,309
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,342,713	2,378,827
Other borrowings	3,149,937	3,263,817
Other liabilities	3,125,687	3,056,311
Total liabilities	555,258,832	550,831,250

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding
at September 30, 2009 and June 30, 2009; liquidation preference of $1,000 per share	4,227	4,227
Common stock, at stated value, 15,000,000 shares authorized; 2,321,332 shares issued and
outstanding at September 30, 2009 and June 30, 2009	2,321,332	2,321,332
Warrants	133,468	133,468
Additional paid-in capital	6,716,943	6,708,997
Retained earnings	36,923,677	36,697,712
Accumulated other comprehensive income	3,072,550	1,451,144
Total stockholders' equity	49,172,197	47,316,880
Total liabilities and stockholders' equity	$604,431,029	$598,148,130

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	September 30,
	2009	2008
Interest and dividend income:
Interest on loans	$6,039,338	$6,801,248
Taxable interest on available-for-sale securities	1,713,080	1,619,925
Tax-exempt interest on available-for-sale securities	115,465	114,525
Dividends on available-for-sale securities	7,386	11,710
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	8,954	44,143
Other interest and dividend income	5,609	3,196
Total interest and dividend income	7,889,832	8,594,747

Interest expense:
Deposits	2,054,296	2,537,536
Federal Home Loan Bank advances	404,060	769,722
Structured repurchase agreements	771,755	658,034
Short-term borrowings	142,235	217,458
Junior subordinated debentures issued to affiliated trusts	205,162	253,259
FRB Borrower-in-Custody	-	12,094
Obligation under capital lease agreements	29,951	39,950
Other borrowings	56,778	65,487
Total interest expense	3,664,237	4,553,540

Net interest and dividend income before provision for loan losses	4,225,595	4,041,207

Provision for loan losses	554,895	520,724
Net interest and dividend income after provision for loan losses	3,670,700	3,520,483

Noninterest income:
Fees for other services to customers	365,083	311,271
Net securities gains (losses)	27,707	(108,127)
Gain on sales of loans	390,878	111,325
Investment commissions	452,795	420,702
Insurance commissions	1,584,492	1,517,447
BOLI income	125,000	123,201
Other income	136,718	184,828
Total noninterest income	3,082,673	2,560,647

Noninterest expense:
Salaries and employee benefits	3,581,965	3,443,918
Occupancy expense	434,465	440,464
Equipment expense	355,460	410,933
Intangible assets amortization	186,117	194,632
Other	1,547,444	1,598,895
Total noninterest expense	6,105,451	6,088,842

Income (loss) before income tax expense (benefit)	647,922	(7,712)
Income tax expense (benefit)	152,253	(76,828)
Net income	$495,669	$69,116

Net income available to common stockholders	$434,885	$69,116

Earnings per common share:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03

Net interest margin (tax equivalent basis)	3.01%	2.92%
Net interest spread (tax equivalent basis)	2.83%	2.69%
Return on average assets (annualized)	0.33%	0.05%
Return on average equity (annualized)	4.10%	0.68%
Efficiency ratio	84%	92%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Preffered Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2008	$-	$2,315,182	$-	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for three months ended 09/30/08					69,116		69,116
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment						1,139,200	1,139,200
Total comprehensive income							1,208,316

Dividends on common stock at $0.09 per share					(207,682)		(207,682)
Stock options exercised		6,000		44,500			50,500
Balance at September 30, 2008	$-	$2,321,182	$-	$2,626,770	$36,541,366	$(164,872)	$41,324,446

Balance at June 30, 2009	$4,227	$2,321,332	$133,468	$6,708,997	$36,697,712	$1,451,144	$47,316,880
Net income for three months ended 9/30/09					495,669		495,669
Other comprehensive income net of tax:
Net unrealized loss on purchased rate caps						(32,611)	(32,611)
Net unrealized gain on investments available
for sale, net of reclassification adjustment						1,654,017	1,654,017
Total comprehensive income							2,117,075

Dividends on preferred stock					(52,838)		(52,838)
Dividends on common stock at $0.09 per share					(208,920)		(208,920)
Accretion of preferred stock				6,646	(6,646)		-
Amortization of issuance cost of preferred stock				1,300	(1,300)		-
Balance at September 30, 2009	$4,227	$2,321,332	$133,468	$6,716,943	$36,923,677	$3,072,550	$49,172,197

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash provided by operating activities:	$172,182	$404,259

Cash flows from investing activities:
Available-for-sale securities purchased	(21,065,130)	(16,215,528)
Available-for-sale securities matured	10,658,162	3,458,681
Available-for-sale securities sold	1,066,469	249,974
Net change in loans	2,998,730	285,678
Net capital expenditures	(304,489)	(781,094)
Proceeds from sale of acquired assets	247,083	217,587
Net cash used in investing activities	(6,399,175)	(12,784,702)

Cash flows from financing activities:
Net change in deposits	(4,479,105)	(6,781,324)
Net change in short-term borrowings	4,802,305	6,801,074
Dividends paid	(261,758)	(207,682)
Proceeds from stock options exercised	-	50,500
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Repayment of advances from the Federal Home Loan Bank	-	(10,000,000)
Net (payments) advances on Federal Home Loan Bank overnight advances	(815,000)	(19,095,000)
Structured repurchase agreements	-	20,000,000
FRB borrower-in-custody	-	15,000,000
Purchase of interest rate caps	(325,000)	-
Repayment on debt from insurance agencies acquisitions	(113,880)	(106,930)
Repayment on capital lease obligation	(36,114)	(35,835)
Net cash provided by financing activities	3,771,448	10,624,803

Net decrease cash and cash equivalents	(2,455,545)	(1,755,640)

Cash and cash equivalents, beginning of period	13,022,642	12,543,981
Cash and cash equivalents, end of period	$10,567,097	$10,788,341

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Transfer from loans to acquired assets and other real estate owned	$253,576	$101,283
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities and purchased interest rate caps	$1,621,406	$1,139,200

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$30,000	$60,000
Interest paid	3,687,424	4,553,700

Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2009, the results of operations for the three month periods ended September 3 0, 2009 and 2008, the changes in stockholders' equity for the three month periods ended September 30, 2009 and 2008, and the cash flows for the three month periods ended September 30, 2009 and 2008. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company's Annual Report on Form 10-K. Certain June 30, 2009 amounts have been reclassified to be consistent with the September 30, 2009 financial statements.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at September 30, 2009. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	3.08%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.08%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	4.83%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.08% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Preferred Securities is approximately $797,000.

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2009	June 30, 2009
Residential real estate	$139,339,639	$138,789,985
Commercial real estate	127,303,548	120,889,910
Construction	4,904,969	6,383,948
Commercial	26,385,832	29,137,318
Consumer & Other	90,524,704	96,464,967
Total	388,458,692	391,666,128
Net Deferred Costs	1,785,078	1,984,634
Total Loans	$390,243,770	$393,650,762

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three months Ended September 30,
	2009	2008
Balance at beginning of period	$5,764,000	$5,656,000
Add provision charged to operations	554,895	520,724
Recoveries on loans previously charged off	33,236	31,533
	6,352,131	6,208,257
Less loans charged off	567,131	552,257
Balance at end of period	$5,785,000	$5,656,000

5.  Securities

Securities available-for-sale at amortized cost and approximate fair values and maturities at September 30, 2009 and June 30, 2009 are summarized below:

	September 30, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$8,994,043	$9,032,577	$8,995,182	$9,029,001
Mortgage-backed securities	126,204,558	130,999,201	121,724,975	124,904,616
Municipal bonds	11,746,348	12,155,941	11,762,533	11,529,915
Collateralized Mortgage Obligation	5,113,021	5,113,308	-	-
Corporate bonds	1,486,948	1,539,328	1,484,571	1,491,918
Equity securities	1,325,753	980,400	1,567,069	1,043,078
Trust preferred securities	655,855	410,561	677,105	411,612
	$155,526,526	$160,231,316	$146,211,435	$148,410,140

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	September 30, 2009		June 30, 2009
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	49,117	10,583	78,443	44,624
Mortgage-backed securities	4,856,552	61,909	3,576,997	397,356
Municipal bonds	421,901	12,308	46,083	278,701
Corporate bonds	55,692	3,312	18,615	11,268
Collateralized Mortgage Obligation	287	-	-	-
Equity securities	27,085	372,438	26,344	550,335
Trust preferred securities	195	245,489	-	265,493
	5,410,829	706,039	3,746,482	1,547,777

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, and June 30, 2009:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
U.S. Government-sponsored enterprises	982,171	10,583	-	-	982,171	10,583
Mortgage-backed securities	9,714,863	61,248	226,430	661	9,941,293	61,909
Municipal bonds	270,410	1,374	592,912	10,934	863,322	12,308
Corporate bonds	-	-	496,688	3,312	496,688	3,312
Equity securities	1,657	603	846,144	371,835	847,801	372,438
Trust preferred securities	-	-	328,691	245,489	328,691	245,489
	10,969,101	73,808	2,490,865	632,231	13,459,966	706,039

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Government-sponsored enterprises	948,022	44,624	-	-	948,022	44,624
Mortgage-backed securities	19,948,839	393,117	224,084	4,239	20,172,923	397,356
Municipal bonds	6,278,545	200,516	829,002	78,185	7,107,547	278,701
Corporate bonds	-	-	488,731	11,268	488,731	11,268
Equity securities	210,607	77,388	675,083	472,947	885,690	550,335
Trust preferred securities	-	-	411,612	265,493	411,612	265,493
	27,386,013	715,645	2,628,512	832,132	30,014,525	1,547,777

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at September 30, 2009, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been an other-than-temporary decline in market value of certain trust preferred and equity securities. During the three months  ended September 30, 2009 and 2008, write-downs of available-for-sale securities were $26,165 and $267,975, respectively, and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

The Company adopted the provisions of ASC 320-10 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the three months ended September 30, 2009.

	Equity Securities	Trust Preferred Securities	Total

Total other-than-temporary impairment losses	$26,165	-	26,165
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	$-	-	-
Net impairment losses recognized in earnings (2)	$26,165	$-	26,165

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities

The amortized cost and fair values of available-for-sale debt securities at September 30, 2009 and June 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$500,000	$496,689	$500,000	$488,731
Due after one year through five years	8,988,237	9,093,046	8,987,106	9,084,165
Due after ten years	18,507,978	18,661,980	13,432,285	12,889,550
Mortgage-backed securities (including securities with interest rates ranging from 3.5% to 6.4% maturing February 2013 to September 2038)	126,204,558	130,999,201	121,724,975	124,904,616
	$154,200,773	$159,250,916	$144,644,366	$147,367,062

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2009
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$ 2,000,000	4.31%	2010
8,000,000	3.99 - 4.99	2011
15,000,000	2.55 – 3.99	2013
5,000,000	3.09	2014
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 45,000,000

June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$ 2,815,000	0.28% - 4.31%	2010
3,000,000	4.99	2011
5,000,000	3.99	2012
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$ 40,815,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at September 30, 2009. The options are continuously callable quarterly until maturity.

7.  Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at September 30, 2009 was $65,000,000.

September 30, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	Expired	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	Expired	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$ 5,000,000	2.86%	None			March 25, 2014
$65,000,000

June 30, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$ 5,000,000	2.86%	None			March 25, 2014
$65,000,000

For the leveraging strategies in fiscal 2009, the Company pledged mortgage-backed securities of $28,217,084, at inception, as collateral for $25,000,000 borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10,000,000 each had imbedded interest rate caps as summarized in the table. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively. Each agreement can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains “well-capitalized status” or is subject to a cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or other mortgage-backed securities during the borrowing term.

Payments would be received on the interest rate caps when three-month LIBOR exceeded the strike rate on the quarterly reset date. The amount of the payment would be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap to be made 90 days after the reset date. The purchased interest rate caps expire at the end of the non-call periods noted above.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $77,278,704 as of September 30, 2009.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2009 audited consolidated financial statements. Under the modified prospective approach, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled. Since there were no new options granted (or modifications of existing options) during the three months ended September 30, 2009, no expense was recognized.

9.  Capital Lease

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

10.  Insurance Agency Acquisition

Northeast Bank Insurance Group, Inc. acquired one insurance agency in fiscal 2009, three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007. Each acquisition was as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency, which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates, which was a purchase of assets for cash. Each agency will operate at its existing location except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine. Spence & Matthews has an office in Rochester, NH.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet. All purchase and sale agreements, except the agreements relating to the Russell Insurance Agency and Hartford Insurance Agency, call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date. During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98,332 in accordance with this stipulation. The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser. The useful lives of these intangibles range from eleven to twenty-four years. Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred is payable to the seller of each agency. Each note bears an interest rate of 6.50% over terms as follows: the Palmer debt is payable over a term of seven years; the Sturtevant debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years. Hartford, Spence & Matthews, and Hyler are payable over a term of seven years. Hartford, Spence & Matthews, and Hyler have debt of $100,000, $800,000, and $200,000, respectively, which bears no interest and has been recorded at its present value assuming a discount rate of 6.50%. Northeast Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine, Hyler, Goodrich, and Spence & Mathews in Rochester, NH, which are operating leases. Northeast Bank acquired Palmer’s agency building and land in January 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date. There is no pro-forma disclosure included because the agencies individually and in aggregate were not considered significant acquisitions.

Purchase price	2009 Acquisition	2008 Acquisitions	2007 Acquisitions
Cash paid	$715,000	3,701,250	2,450,000
Debt incurred	-	2,823,936	2,317,000
Acquisition costs	2,710	36,354	21,002
Total	$717,710	6,561,540	4,788,002

Allocation of purchase price:
Goodwill	$100,160	1,545,110	2,472,906
Customer list intangible	480,000	3,905,000	1,970,000
Non-compete intangible	135,000	1,100,000	535,000
Fixed and other assets	2,550	11,430	14,096
Deferred income taxes	-	-	(204,000)
Total	$717,710	6,561,540	4,788,002

$2,902,501 of the total goodwill acquired is expected to be deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004. This acquisition was accounted for using the purchase method and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

11.  Fair Value Measurements

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2009.

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

The following summarizes assets measured at fair value for the period ending September 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$160,231,316	1,390,961	158,840,355	-
Other assets – purchased interest rate caps	275,590	-	-	275,590

The Company’s impaired loans and acquired assets are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3, inputs collateral values are based on management’s estimates pending appraisals from third party valuation services or imminent sale of collateral.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,384,713	-	353,274	1,031,439
Acquired assets	534,313	-	-	534,313

The following tables shows the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008.

	2009	2008
Beginning balance	$1,195,685	$971,405
Loans transferred in	114,000	317,950
Loans transferred out	278,246	467,610
Ending balance at September 30	$1,031,439	$821,745

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

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents the estimated fair value of the Company's significant financial instruments at September 30, 2009 and June 30, 2009:

	September 30, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$10,567	10,567	$13,023	13,023
Available-for-sale securities	160,231	160,231	148,410	148,410
Regulatory stock (FHLB and FRB)	5,486	5,486	5,486	5,486
Loans held-for-sale	3,564	3,574	2,437	2,444
Loans, net	384,459	392,533	387,887	396,113
Accrued interest receivable	2,133	2,133	2,200	2,200
Other assets – purchased interest rate caps	325	276	-	-

Financial liabilities:
Deposits (with no stated maturity)	145,633	145,633	134,822	134,822
Time deposits	235,274	238,638	250,564	254,134
Federal Home Loan Bank advances	45,000	47,489	40,815	43,151
Structured repurchase agreements	65,000	70,121	65,000	70,121
Other borrowings	3,150	3,150	3,264	3,264
Short-term borrowings	39,238	39,238	34,435	34,435
Capital lease obligation	2,342	2,478	2,379	2,517
Junior subordinated debentures issued to affiliated trusts	16,496	10,158	16,496	10,158

12.  Derivatives

The Company purchased two interest rate caps to hedge the interest rate risk of the adjustable, three-month LIBOR indexed interest rate paid on $6 million of the Company’s junior subordinated debt. It was a cash flow hedge to manage the risk to net interest income in a period of rising rates. This hedge is against the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliates NBN Capital Trust II and NBN Capital Trust III. The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009, which resulted in no amortization expense of the caps for the quarter ended September 30, 2009. The carrying amount of the purchased interest rate caps was adjusted to fair value at September 30, 2009 and the loss was reported as a component of other comprehensive income.

Asset Derivatives
September 30, 2009	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$ 275,590

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three months ended September 30, 2009 and 2008 and the financial condition at September 30, 2009 and June 30, 2009. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2009, for discussion of the critical accounting policies of the Company. Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the current disruptions in the financial and credit markets, the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2009 and the additional risk factors in Part II of this 10-Q. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of the Results of Operations and Financial Condition, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2009 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) which we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of the Results of Operations and Financial Condition.

Northeast Bank is faced with the following challenges: increasing interest-bearing, non-maturing deposits, lowering non-accrual loans, improving net interest margins, executing our plan of increasing noninterest income and improving the efficiency ratio.

Interest-bearing, non-maturing deposits increased $8.6 million compared to June 30, 2009, primarily from a new savings account product, which is open solely to customers with maturing certificates of deposit. This new product pays a rate of 1.30% (and accounted for $5.3 million of the increase in interest-bearing, non-maturing deposits). We also introduced Blue Sky Checking, a high yield checking account, in June 2009. Through September 30, 2009, we have added $1.5 million of deposits from this product.

Loans have decreased compared to June 30, 2009, due principally to a $5.9 million decrease in indirect consumer loans. Excluding this decrease, there was a net increase of $2.7 million in the other loan portfolios.

The net interest margin was 3.01% for the quarter ended September 30, 2009, an increase of 9 basis points compared to 2.92% for the quarter ended September 30, 2008. Compared to the quarter ended June 30, 2009, our net interest margin decreased 3 basis points.

The net interest margin is expected to continue to improve over the near term. This improvement would be the result of the volume of certificates of deposits that is expected to reprice in the next quarter to interest rates slightly lower than one year ago. Since our balance sheet was liability sensitive at June 30, 2009, with the cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets, net interest income would generally be expected to increase during a period of stable interest rates (and a decrease in net interest income during a period of rising interest rates).

Management believes that the allowance for loan losses as of September 30, 2009 was adequate, under present conditions, for the known credit risk in the loan portfolio. While loan portfolio balances decreased and non-accrual loan delinquencies and risk rated loans special mention and doubtful have increased comparing September 30, 2009 to the levels at June 30, 2009, we have increased our allowance for loan losses by $21,000 to $5,785,000 as compared to June 30, 2009.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 84% and 92% for the three months ended September 30, 2009 and 2008, respectively. The ratio has decreased due to the increase in net interest income and noninterest income as compared to the same period one year ago.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2009, we had eleven banking offices, one financial center, a loan production office in Portsmouth, New Hampshire and fourteen insurance offices located in western and south-central Maine and southeastern New Hampshire. At September 30, 2009, we had consolidated assets of $604.4 million and consolidated stockholders' equity of $49.2 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. The Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 11 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston (2), Mechanic Falls, Portland, and South Paris, Maine. The Bank's financial center is located in Falmouth, Maine and houses our investment brokerage division which offers investment, insurance and financial planning products and services. We also operate a loan production office in Portsmouth, New Hampshire.

In February, 2010, we will be opening a new branch in Poland, Maine. Our branch in Mechanic Falls will then be closed and the customer accounts from the closed branch will be transferred to the new Poland branch. In January 2010, our branch located at 882 Lisbon Street in Lewiston will be closed and the customer accounts from the closed branch will be transferred to our branch at 500 Canal Street, also in Lewiston.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its 14 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley, Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire. We acquired Goodrich Insurance Associates of Berwick, Maine on May 15, 2009, the only insurance agency acquisition we completed in the past twelve months. Goodrich will be merged into our Spence & Matthew office in November, 2009. Seven agencies have been acquired previously: Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2009 audited consolidated financial statements and Note 10 of the September 30, 2009 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and a variety of consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and bonds issued by United States government sponsored enterprises and corporate and municipal securities. The Bank's profitability depends primarily on net interest income, which continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets (i.e. loans and investments) and interest-bearing liabilities (i.e. customer deposits and borrowed funds). The Bank also emphasizes the growth of non-interest sources of income from investment and insurance brokerage, trust management and financial planning to reduce its dependency on net interest income.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

General

The Company reported consolidated net income of $495,669, or $0.19 per diluted share, for the three months ended September 30, 2009 compared to $69,116, or $0.03 per diluted share, for the three months ended September 30, 2008, an increase of $426,533, or 617%. Net interest and dividend income increased $184,388, or 5%, as a result of a higher net interest margin and increased earning assets. The provision for loan losses increased $34,171, or 7%, compared to the quarter ended September 30, 2008. Noninterest income increased $522,026, or 20%, from increased net securities gains, gain on the sale of loans and investment brokerage and insurance commissions. Noninterest expense increased $16,609, or less than 1%, primarily due to increased salaries and employee benefits.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.10% and 0.33%, respectively, for the quarter ended September 30, 2009 as compared to 0.68% and 0.05%, respectively, for the quarter ended September 30, 2008. The increases in the returns on average equity and average assets were primarily due to the increase in net income for the most recent quarter.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2009 increased to $4,225,595 as compared to $4,041,207 for the same period in 2008. The increase in net interest and dividend income of $184,388, or 5%, was primarily due to a 9 basis point increase in net interest margin, on a tax equivalent basis, and by an increase in average earning assets of $6,987,169, or 1%, for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $17,848,847, or 13%, from the purchase of mortgage-backed securities, and an increase in average interest-bearing deposits and regulatory stock of $4,041,407, or 40%, reduced by a decrease in average loans of $14,903,085, or 4%. Average loans as a percentage of average earning assets was 70% and 73% for quarters ended September 30, 2009 and 2008, respectively. Our net interest margin, on a tax equivalent basis, was 3.01% and 2.92% for the quarters ended September 30, 2009 and 2008, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended September 30, 2009 was 2.82%, an increase of 13 basis points from 2.69% for the same period a year ago. Comparing the three months ended September 30, 2009 and 2008, the yields on earning assets decreased 58 basis points, and the cost of interest-bearing liabilities decreased 71 basis points. The decrease in our yield on earning assets reflects the 175 basis point decrease in prime rate during the twelve months ended September 30, 2009. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposits, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended September 30, 2009 and 2008.

	Difference Due to
	Volume	Rate	Total
Investments	$222,926	$(168,184)	$54,742
Loans, net	(241,785)	(520,125)	(761,910)
FHLB & Other Deposits	2,578	(165)	2,413
Total Interest-earnings Assets	(16,281)	(688,474)	(704,755)

Deposits	189,001	(672,241)	(483,240)
Securities sold under Repurchase Agreements	12,765	(87,988)	(75,223)
Borrowings	(272,937)	(57,903)	(330,840)
Total Interest-bearing Liabilities	(71,171)	(818,132)	(889,303)
Net Interest and Dividend Income	$54,890	$129,658	$184,548

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $51,491 and $51,331 for the three months ended September 30, 2009 and 2008, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affecting net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank's balance sheet is currently a liability sensitive position, where the costs of interest-bearing liabilities reprice more quickly than the yield of interest-bearing assets. As a result, the Bank is generally expected to experience an increase in its net interest margin during a period of decreasing interest rates, or a decrease in its net interest margin during a period of increasing interest rates.

As of September 30, 2009 and 2008, 49% and 42%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2009 was $554,895, an increase of $34,171, or 7%, from $520,724 for the three months ended September 30, 2008. We created a $15 thousand reserve for the quarter ended September 30, 2009 related to the overdraft privilege program implemented in July, 2009 to recognize overdraft fees that have been charged to customers overdrawing their checking accounts but may be uncollectible. The overdrawn checking accounts are reclassified to consumer loans. The provision for loan losses excluding the overdraft privilege program was $539,895 for the quarter ended September 30, 2009.

We increased the allowance for loan losses by $6,000 compared to its June 30, 2009 balance by recognizing a provision greater than net charge-offs. For our internal analysis of adequacy of the allowance for loan losses, we considered: the decrease in net loans during the three months ended September 30, 2009;  the increase in net charge-offs of $13,171 for the three months ended September 30, 2009 compared to the same period in 2008; the increase in net charge-offs of $95,201 for the quarter ended September 30, 2009 compared to the quarter ended June 30, 2009; an increase in loan delinquency to 3.71% at September 30, 2009 compared to 3.42% at June 30, 2009 and 2.69% at September 30, 2008; an crease of $641,000 in non-performing loans ( 90 days or more past due) at September 30, 2009 compared to June 30, 2009; and an increase in internally classified and criticized loans at September 30, 2009 compared to June 30, 2009. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.48% at September 30, 2009 and 1.46% at June 30, 2009 compared to 1.38% at September 30, 2008.

Noninterest Income

Total noninterest income was $3,082,673 for the quarter ended September 30, 2009, an increase of $522,026, or 20%, from $2,560,647 for the quarter ended September 30, 2008. This increase reflected the combined impact of a $53,812, or 17%, increase in fees for other services to customers which was primarily attributable to the overdraft privilege program implemented in July, 2009, a $135,834, or 126%, increase in net securities gains due to reduction in losses on securities transactions that occurred in the quarter ended September 30, 2008, a $279,553, or 251%, increase in gain on the sale of loans primarily due to the $16.7 million in residential real estate loans sold into the secondary market for the quarter ended September 30, 2009 compared to $4.9 million sold in the same period one year ago, a $32,093, or 8%, increase in investment brokerage commissions, and a $67,045, or 4%, increase in insurance agency commissions due to the impact of Goodrich Insurance Associates acquisition.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2009 was $6,105,451, an increase of $16,609, or less than 1%, from $6,088,842 for the three months ended September 30, 2008. This increase was primarily due to a $138,047, or 4%, increase in salaries and employee benefits from the increased commission based compensation recognized for our mortgage loan originators and increased staff for commercial lending and risk management compared to quarter ended September 30, 2008. The decrease in occupancy expense of $5,999, or 1%, was due to the decrease in capital lease amortization which was eliminated when we exercised our option to purchase the office building used by Spence & Matthews insurance agency. In September 2009, equipment expense decreased $55,473, or 14%, primarily due to lower depreciation expense, software maintenance, and repairs. Intangible amortization decreased $8,515, or 4%, from the customer list intangibles from our original Kendall Insurance Agency acquisition in 2002 which was fully amortized in fiscal 2009. Other noninterest expense decreased $51,451, or 3%,  from a recovery reducing collections expenses of $50,836, reduction in travel and entertainment of $29,114 and a reduction in impairment expenses of $241,811 compared to the quarter ended September 30, 2008, which were partially offset by an increased accrual for consulting fees of $141,751, increased FDIC insurance fees of $75,824 from the increase in deposit insurance limits, $45,715 in increased computer services expense and increased deposit losses. No additional special assessments have been made by the FDIC since June 30, 2009.

Income Taxes

For the three months ended September 30, 2009, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2008. For the three months ended September 30, 2008, the income benefit was due to the mix of tax-exempt interest from loans and municipal securities and BOLI income.

Efficiency Ratio

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 84% and 92% for the three months ended September 30, 2009 and 2008, respectively. The decrease in the efficiency ratio for the three months ended September 30, 2009 was due to an increase in net interest and noninterest income compared to the three months ended September 30, 2008.

Financial Condition

Our consolidated assets were $604,431,029 and $598,148,130 as of September 30, 2009 and June 30, 2009, respectively, an increase of $6,282,899, or 1%. This increase was primarily due to increases of $11,821,176, or 8%, in available-for-sale securities, $1,368,627, or 37%, in interest-bearing deposits and $1,127,403, or 46%, in loans held-for-sale partially offset by a decrease of $3,427,992, or 1%, in net loans primarily from a decrease in consumer loans,  a decrease in cash and due from banks of $3,824,172, or 41%, and a net decrease in the combination of premises and equipment, acquired assets, accrued interest receivable, goodwill, intangible assets, bank owned life insurance and other assets of $782,143. For the three months ended September 30, 2009, average total assets were $603,954,014, an increase of $5,025,755, or 1%, from $598,928,259 for the same period in 2008. This average asset increase was primarily attributable to an increase in interest-bearing deposits and available-for-sale securities.

Total stockholders' equity was $49,172,197 and $47,316,880 at September 30, 2009 and June 30, 2009, respectively, an increase of $1,855,317, or 4%, due to net income for the three months ended September 30, 2009 and an increase in accumulated other comprehensive income partially offset by dividends paid. Book value per outstanding share was $19.36 at September 30, 2009 and $18.57 at June 30, 2009. Tangible book value per outstanding share was $13.93 at September 30, 2009 and $13.05 at June 30, 2009. The decrease in goodwill and other intangibles was due to the amortization of other intangibles during the quarter ended September 30, 2009 and contributed to the increase in the amount of tangible capital.

Investment Securities

The available-for-sale investment portfolio was $160,231,316 as of September 30, 2009, an increase of $11,821,176, or 8%, from $148,410,140 as of June 30, 2009. Excess cash balance and funds from the decrease in loans and increase in short-term borrowing were used to purchase mortgage-backed securities.

The investment portfolio as of September 30, 2009 consisted of mortgage-backed and debt securities issued by U.S. government-sponsored enterprises and corporations, municipal bonds, trust preferred securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $155,840,177 for the three months ended September 30, 2009 as compared to $137,991,330 for the three months ended September 30, 2008, an increase of $17,848,847, or 13%. This increase was due primarily to purchasing of mortgage-backed securities noted above.

Our entire investment portfolio was classified as available-for-sale at September 30, 2009 and June 30, 2009, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at September 30, 2009 were $155,526,526 and $160,231,316, respectively. The difference between the carrying value and the cost of the securities of $4,704,790 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities was $345,353, and the net unrealized gains on U.S. government-sponsored enterprises bonds and mortgage-backed, corporate debt, municipal securities, and trust preferred securities were $5,050,143 at September 30, 2009. The U.S. government-sponsored enterprise bonds and corporate debt securities have increased in market value due to the recent decreases in long-term interest rates as compared to June 30, 2009. Substantially all of the U.S. government-sponsored enterprise bonds and mortgage-backed and municipal securities held in our portfolio are high investment grade securities. A single corporate bond and nine trust preferred securities in the bank’s portfolio had been downgraded by credit rating agencies below our investment grade. We did not consider the corporate bond impaired at September 30, 2009 due to the short maturity of the bond. Each of the nine trust preferred securities was subject to impairment testing at September 30, 2009. No additional impairment expense was recognized. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprise bonds and mortgage-backed, corporate debt, municipal securities, and trust preferred securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $393,807,768 as of September 30, 2009 decreased $2,279,589, or 1%, from $396,087,357 as of June 30, 2009. Compared to June 30, 2009, residential real estate loans increased $549,654, or less than 1% and commercial real estate loans increased $6,413,638, or 5%. The decreases in the other portfolios more than offset these increases including construction loans which decreased $1,478,979, or 23%, commercial loans which decreased $2,751,486, or 9%, and consumer and other loans which decreased $5,940,263, or 6%. Deferred fees decreased $199,556. The total loan portfolio averaged $393,878,105 for the three months ended September 30, 2009, a decrease of $14,903,085, or 4%, compared to $408,781,190 for the three months ended September 30, 2008.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans, excluding loans held-for-sale, consisting of primarily owner-occupied residential loans were 36% of total loans as of September 30, 2009, and 35% as of June 30, 2009 and September 30, 2008, respectively. The variable rate product as a percentage of total residential real estate loans was 38%, 37% and 33% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $137,891,206 for the three months ended September 30, 2009 decreased $1,715,521, or 1%, from $139,606,727 for the three months ended September 30, 2008. This decrease was due to the origination of loans for sale. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 2% of residential real estate loans at September 30, 2009. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 33%, 31%, and 28% as of September 30, 2009, June 30, 2009 and September 30, 2008, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 94% as of September 30, 2009, 95% as of June 30, 2009 and 91% as of September 30, 2008. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $124,220,893 for the three months ended September 30, 2009 increased $12,340,571, or 11%, from the same period in 2008.

Construction loans as a percentage of total loans were 1% as of September 30, 2009, 2% as of June 30, 2009 and 1% as of September 30, 2008. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 32% as of September 30, 2009, 51% as of June 30, 2009 and 37% as of September 30, 2008. Average construction loans were $5,430,908 and $4,693,502 for the three months ended September 30, 2009 and 2008, respectively, an increase of $737,406, or 16%.

Commercial loans as a percentage of total loans were 7% as of September 30, 2009, June 30, 2009 and September 30, 2008, respectively. The variable rate products as a percentage of total commercial loans were 69% as of September 30, 2009, 70% as of June 30, 2009, and 67% as of September 30, 2008. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $28,331,247 for the three months ended September 30, 2009 decreased $2,951,698, or 9%, from $31,282,945 for the same period in 2008.

Effective October 31, 2008, we terminated all consumer indirect lending. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods.

Consumer and other loans as a percentage of total loans were 24% for the period ended September 30, 2009, and 25% as of June 30, 2009 and 29% as of September 30, 2008. At September 30, 2009 and June 30, 2009, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 25%, 48%, and 20% of total consumer loans, respectively. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempted to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $93,725,684 and $117,794,691 for the three months ended September 30, 2009 and 2008, respectively. The $24,069,007, or 20%, decrease was due to the runoff of indirect loans. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	September 30, 2009		June 30, 2009
Indirect Auto	$22,578,691	25%	$25,862,715	27%
Indirect RV	43,186,280	48%	46,002,568	48%
Indirect Mobile Home	18,411,441	20%	18,874,678	19%
Subtotal Indirect	84,176,412	93%	90,739,961	94%
Other	6,348,292	7%	5,725,006	6%
Total	$90,524,704	100%	$96,464,967	100%

Classification of Assets

Loans are classified as non-performing when reaching 90 days or more delinquent or, when less than 90 days past due, when we judge that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $10,535,000 and $9,894,000 at September 30, 2009 and June 30, 2009, respectively, or 2.70% and 2.51% of total loans, respectively. The Bank's allowance for loan losses was equal to 55% and 58% of the total non-performing loans at September 30, 2009 and June 30, 2009, respectively. The following table represents the Bank's non-performing loans as of September 30, 2009 and June 30, 2009:

Description	September 30, 2009	June 30, 2009
Residential Real Estate	$2,459,000	$1,620,000
Commercial Real Estate	4,838,000	4,373,000
Commercial Loans	2,476,000	3,327,000
Consumer and Other	762,000	574,000
Total non-performing	$10,535,000	$9,894,000

Non-performing loans increased in the three months ended September 30, 2009 compared to June 30, 2009 primarily from real estate secured loans. Of total non-performing loans at September 30, 2009, $2,937,000 of these loans were current and paying as agreed compared to $3,352,000 at June 30, 2009, a decrease of $415,000. The Bank maintains these loans as non-performing until the respective borrowers have demonstrated a sustainable period of performance. At September 30, 2009, the Bank had $849,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $188,000 when compared to the level of $1,037,000 at June 30, 2009.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

9/30/09	6/30/09	3/30/09	12/31/08	9/30/08
4.46%	4.27%	5.10%	4.35%	3.43%

Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, was 3.71% as of September 30, 2009 and 2.69% as of September 30, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,785,000 as of September 30, 2009, an increase of $21,000 from the level at June 30, 2009, representing 1.48% and 1.46% of total loans at September 30, 2009 and June 30, 2009, respectively. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the three months ended September 30, 2009, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of September 30, 2009 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2009. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at September 30, 2009. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 25.1% of the Bank’s total risk-based capital as of September 30, 2009, which slightly exceeds our 25% policy limit and was attributable to the deduction of goodwill and intangibles from the insurance agency acquisitions in calculating the Bank’s total risk-based capital.

Goodwill of $4,490,500 as of September 30, 2009 was unchanged from the balance as of June 30, 2009. Goodwill resulted from consideration paid in excess of identified tangible and intangible assets from the eight insurance agency acquisitions that occurred during the two fiscal years ended June 30, 2009.

Intangible assets of $8,125,360 as of September 30, 2009 decreased $186,117, or 2%, from $8,311,477 as of June 30, 2009 due to amortization. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2009 for additional information on intangible assets.

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

Total deposits of $380,906,881 as of September 30, 2009 decreased $4,479,105, or 1%, from $385,385,986 as of June 30, 2009. The overall decrease in customer deposits was due to the decrease in certificates of deposit of $14,998,152, or 6%. With approximately $63 million of certificates of deposit maturing through September 30, 2009, management did not promote certificate of deposits, allowing these maturing certificates of deposit to roll-over at lower rates. The lack of promotion caused a number of certificates to be lost to competitors. Overall, this lowered our cost of funds. Partially offsetting the decrease in certificates of deposits, demand deposit accounts increased $2,165,087, or 7%, NOW account balances increased $1,091,271, or 2%, from the introduction of the Blue Sky Checking account from Northeast Bank, a high yield checking account, money market accounts increased $1,505,361, or 4%, and savings accounts increased $6,048,937, or 32%, during the three months ended September 30, 2009. A new savings account was introduced during the quarter ended September 30, 2009 targeted to matured certificate of deposit balances and accounted for the increased balance in savings accounts. Management's strategy is to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services. Brokered deposits decreased $291,609, or 3%.

Total average deposits of $385,718,322 for the three months ended September 30, 2009 increased $24,131,717, or 7%, compared to the average for the three months ended September 30, 2008 of $361,586,605. This increase in total average deposits compared to September 30, 2008 was attributable to an increase in average money market accounts of $16,520,535, or 72%, an increase in average savings accounts of $620,634, or 3%, and a $13,277,998, or 6%, increase in average certificates of deposit. These increases were partially offset by a $1,625,518, or 4%, decrease in demand deposit accounts, and a $2,872,397, or 6%, increase in NOW accounts. Average brokered deposits decreased $1,789,535, or 14%. Excluding average brokered deposits, average customer deposits increased $25,921,252, or 7%, for the three months ended September 30, 2009 compared to the same period one year ago.

Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates. All interest-bearing non-maturing deposit accounts have market interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. By policy, we limit the use of brokered deposits to 25% of total assets. At September 30, 2009 and June 30, 2009, brokered time deposits as a percentage of total assets were 1.8%, respectively, and 32.1% at September 30, 2008. The weighted average maturity for the brokered deposits was approximately 1.1 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $45,000,000 as of September 30, 2009, an increase of $4,185,000, or 10%, from $40,815,000 as of June 30, 2009. At September 30, 2009, we had pledged U.S. government agency and mortgage-backed securities of $29,506,491 as collateral for FHLB advances. We plan to continue to purchase additional mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged to the FHLB. Average advances from the FHLB were $42,167,391 for the three months ended September 30, 2009, a decrease of $35,516,196, or 46%, compared to $77,683,587 average for the same period last year.

Structured repurchase agreements were $65,000,000 at September 30, 2009, essentially equal to the balance as of June 30, 2009. We pledged $77,278,704 of mortgage-backed securities and cash, which resulted from margin calls, as collateral. In addition to leveraging our balance sheet to improve net interest income, three of six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates. Our balance sheet is liability sensitive, where interest-bearing liabilities reprice more quickly than our interest-earning assets. Average structured repurchase agreements were $65,000,000 as of September 30, 2009, an increase of $15,000,000 compared to $50,000,000 as of September 30, 2008. See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $39,237,614 as of September 30, 2009, an increase of $4,802,305, or 14%, from $34,435,309 as of June 30, 2009. The increase is attributable to new cash management accounts in the three months ended September 30, 2009. Market interest rates are offered on this product. At September 30, 2009, we had pledged U.S. government agency and mortgage-backed securities of $38,168,030 as collateral for repurchase agreements. Sweep accounts had letters of credit issued by the FHLB outstanding of $12,423,000. Average short-borrowings were $37,489,067 for the three months ended September 30, 2009, an increase of $2,188,998, or 6%, compared to the average for the three months ended September 30, 2008 of $35,300,069.

The Bank has a line of credit under the FRB Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and qualifying municipal bonds, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.25%. At September 30, 2009 and June 30, 2009, there was no outstanding balance. Average FRB borrower-in-Custody for the three months ended September 30, 2009 was zero compared to $2,132,609 for the three months ended September 30, 2008, a decrease of 100%.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2009 in addition to the traditional retail deposit products:

Brokered time deposit	$140,493,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	39,165,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower- in-Custody	23,834,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$203,492 ,000

Retail deposits, brokered time deposits and FHLB advances are used by the Bank to manage its overall liquidity position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease the level of brokered time deposits.

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

The following table summarizes the outstanding junior subordinated notes as of September 30, 2009:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	3.08%	March 30, 2009
NBN Capital Trust III	3,093,000	3.08%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$ 16,496,000	4.83%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $797,000 based on the current interest rates.

The Company paid $325,000 to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trusts II and III. The $6 million notional value of the purchase caps covers the portion of the outstanding balance. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased cap’s three month LIBOR strike rate was 2.505%. Since the inception date was September 30, 2009, no amortization expense of the purchased interest rate caps was recognized in the quarter ended September 30, 2009. The next reset date is December 30, 2009.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. For the three months ended September 30, 2009, the Company repurchased no shares of stock.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time. There were no stock repurchases during the three months ended September 30, 2009. Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through September 30, 2009. The remaining repurchase capacity of the plan was 58,400 shares at quarter end. Management believes that these purchases have not and will not have a significant effect on the Company's liquidity. The repurchase program may be discontinued by Northeast Bancorp at any time.
Total stockholders' equity of the Company was $49,172,197 as of September 30, 2009, as compared to $47,316,880 at June 30, 2009. The increase of $1,855,317, or 4%, was due to net income for the three months ended September 30, 2009 of $495,669, and a net increase in other comprehensive income of $1,621,406 partially offset by the payment of common and preferred dividends of $261,758. Book value per common share was $19.36 as of September 30, 2009, as compared to $18.57 at June 30, 2009. Tier 1 capital to total average assets of the Company was 8.41% as of September 30, 2009 and 8.12% at June 30, 2009.

The Company's net cash provided by operating activities was $172,181 during the three months ended September 30, 2009, which was a $232,078, or 57%, decrease compared to the same period in 2008, and was primarily attributable to an increase in loans held for sale for the three months ended September 30, 2009. Investing activities were a net use of cash primarily due to purchasing available-for-sale securities during the three months ended September 30, 2009 but less than the same period in 2008. Financing activities resulted in a net source of cash from increases in short-term borrowings and advance from the FHLB partially offset by net decreases in deposits. Overall, the Company's cash and cash equivalents decreased by $2,455,545 during the three months ended September 30, 2009.
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains various provisions intended to capitalize the Bank Insurance Fund ("BIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the FRB broader regulatory authority to take prompt corrective action against insured institutions that do not meet these capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the FRB broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of September 30, 2009, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At September 30, 2009, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital to risk weighted assets	$54,780	13.37%	$32,785	8.00%	$40,981	10.00%
Tier 1 capital to risk weighted assets	$49,577	12.10%	$16,392	4.00%	$24,589	6.00%
Tier 1 capital to total average assets	$49,577	8.41%	$23,576	4.00%	$29,470	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital to risk weighted assets	$51,297	12.60%	$32,572	8.00%	$40,715	10.00%
Tier 1 capital to risk weighted assets	$46,199	11.35%	$16,286	4.00%	$24,429	6.00%
Tier 1 capital to total average assets	$49,199	7.87%	$23,477	4.00%	$29,346	5.00%

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
A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2009, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$45,000,000	$2,000,000	$8,000,000	$20,000,000	$15,000,000
Structured repurchase agreements	65,000,000	-	30,000,000	25,000,000	10,000,000
Junior subordinated notes	16,496,000	16,496,000	-	-	-
Capital lease obligation	2,342,713	150,081	323,407	357,768	1,511,457
Other borrowings	3,149,937	520,277	1,024,299	1,161,785	443,576
Total long-term debt	131,988,650	19,166,358	39,347,706	46,519,553	26,955,033

Operating lease obligations (1)	1,692,514	456,994	820,271	257,045	158,204
Total contractual obligations	$133,681,164	$19,623,352	$40,167,977	$46,776,598	$27,113,237

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$27,802,020	$27,802,020	$-	$-	$-
Commitments related to loans held for sale(3)	4,697,696	4,697,696	-	-	-
Unused lines of credit (4)(5)	49,364,812	27,335,225	1,359,981	4,387,401	16,282,205
Standby letters of credit (6)	1,023,645	1,022,245	1,400	-	-
	$82,888,173	$60,857,186	$1,361,381	$4,387,401	$16,282,205

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2009 was a gain of $14,817.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk from June 30, 2009. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2009.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2009 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.	Risk Factors None.

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

Date: November 12, 2009		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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