Form 10-Q
period 2009-12-31
NORTHEAST BANCORP /ME/
filed 2010-02-12
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2009
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 11, 2009, the registrant had outstanding 2,322,332 shares of common stock, $1.00 stated value per share.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,404,534	$9,356,233
Interest-bearing deposits	2,933,617	3,666,409
Total cash and cash equivalents	9,338,151	13,022,642

Available-for-sale securities, at fair value	168,979,459	148,410,140
Loans held-for-sale	1,555,087	2,436,595

Loans receivable	390,954,386	393,650,762
Less allowance for loan losses	5,872,000	5,764,000
Net loans	385,082,386	387,886,762

Premises and equipment, net	8,687,725	8,744,170
Acquired assets, net	874,325	672,669
Accrued interest receivable	2,241,846	2,200,142
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	596,750
Goodwill	4,490,500	4,490,500
Intangible assets, net of accumulated amortization of $2,916,125 at 12/31/09 and $2,390,087 at 6/30/09	7,785,439	8,311,477
Bank owned life insurance	13,034,536	12,783,525
Other assets	5,120,977	3,703,358
Total assets	$612,676,581	$598,148,130

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$33,508,735	$32,228,276
NOW	49,293,468	44,465,265
Money market	42,336,213	39,049,403
Regular savings	30,950,670	19,079,009
Brokered time deposits	4,976,378	10,906,378
Certificates of deposit	213,368,170	239,657,655
Total deposits	374,433,634	385,385,986

Federal Home Loan Bank advances	53,960,000	40,815,000
Structured repurchase agreements	65,000,000	65,000,000
Short-term borrowings	45,960,429	34,435,309
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,306,136	2,378,827
Other borrowings	2,629,660	3,263,817
Other liabilities	2,439,814	3,056,311
Total liabilities	563,225,673	550,831,250

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding
at December 31, 2009 and June 30, 2009; liquidation preference of $1,000 per share	4,227	4,227
Common stock, at stated value, 15,000,000 shares authorized; 2,322,332 and 2,321,332 shares
issued and outstanding at December 31, 2009 and June 30, 2009, respectively	2,322,332	2,321,332
Warrants	133,468	133,468
Additional paid-in capital	6,731,827	6,708,997
Retained earnings	37,303,350	36,697,712
Accumulated other comprehensive income	2,955,704	1,451,144
Total stockholders' equity	49,450,908	47,316,880
Total liabilities and stockholders' equity	$612,676,581	$598,148,130

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	December 31,
	2009	2008
Interest and dividend income:
Interest on loans	$6,030,062	$6,615,786
Interest on Federal Home Loan Bank overnight deposits	-	244
Taxable interest on available-for-sale securities	1,724,484	1,833,533
Tax-exempt interest on available-for-sale securities	119,430	112,601
Dividends on available-for-sale securities	19,801	23,538
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	8,949	37,806
Other interest and dividend income	2,373	29,408
Total interest and dividend income	7,905,099	8,652,916

Interest expense:
Deposits	1,770,788	2,376,157
Federal Home Loan Bank advances	475,681	659,223
Structured repurchase agreements	707,633	763,737
Short-term borrowings	178,369	223,973
Junior subordinated debentures issued to affiliated trusts	200,229	257,656
FRB Borrower-in-Custody	-	49,897
Obligation under capital lease agreements	29,489	39,511
Other borrowings	56,587	56,117
Total interest expense	3,418,776	4,426,271

Net interest and dividend income before provision for loan losses	4,486,323	4,226,645

Provision for loan losses	527,649	503,561
Net interest and dividend income after provision for loan losses	3,958,674	3,723,084

Noninterest income:
Fees for other services to customers	400,980	278,042
Net securities gains	14,972	26,060
Gain on sales of loans	353,240	51,533
Investment commissions	534,976	607,628
Insurance commissions	1,379,280	1,430,767
BOLI income	126,011	122,456
Other income	293,186	174,763
Total noninterest income	3,102,645	2,691,249

Noninterest expense:
Salaries and employee benefits	3,518,374	3,539,580
Occupancy expense	458,299	451,373
Equipment expense	410,570	422,391
Intangible assets amortization	186,117	188,639
Other	1,665,806	1,479,660
Total noninterest expense	6,239,166	6,081,643

Income before income tax expense	822,153	332,690
Income tax expense	172,840	39,115
Net income	$649,313	$293,575

Net income available to common stockholders	$588,519	$280,637

Earnings per common share:
Basic	$0.25	$0.12
Diluted	$0.25	$0.12

Net interest margin (tax equivalent basis)	3.14%	2.99%
Net interest spread (tax equivalent basis)	2.98%	2.82%
Return on average assets (annualized)	0.42%	0.19%
Return on average equity (annualized)	5.18%	2.75%
Efficiency ratio	82%	88%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Six Months Ended
	December 31,
	2009	2008
Interest and dividend income:
Interest on loans	$12,069,399	$13,417,034
Interest on Federal Home Loan Bank overnight deposits	-	244
Taxable interest on available-for-sale securities	3,437,564	3,453,458
Tax-exempt interest on available-for-sale securities	234,895	227,126
Dividends on available-for-sale securities	27,187	35,248
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	17,903	81,949
Other interest and dividend income	7,982	32,604
Total interest and dividend income	15,794,930	17,247,663

Interest expense:
Deposits	3,825,084	4,913,693
Federal Home Loan Bank advances	879,741	1,428,946
Structured repurchase agreements	1,479,388	1,421,771
Short-term borrowings	320,605	441,431
Junior subordinated debentures issued to affiliated trusts	405,391	510,915
FRB Borrower-in-Custody	-	61,992
Obligation under capital lease agreements	59,440	79,461
Other borrowings	113,364	121,603
Total interest expense	7,083,013	8,979,812

Net interest and dividend income before provision for loan losses	8,711,917	8,267,851

Provision for loan losses	1,082,543	1,024,285
Net interest and dividend income after provision for loan losses	7,629,374	7,243,566

Noninterest income:
Fees for other services to customers	766,063	589,313
Net securities (losses) gains	42,679	(82,067)
Gain on sales of loans	566,518	111,695
Investment commissions	987,772	1,028,330
Insurance commissions	2,963,772	2,948,214
BOLI income	251,011	245,657
Other income	429,903	359,592
Total noninterest income	6,007,718	5,200,734

Noninterest expense:
Salaries and employee benefits	6,922,739	6,932,335
Occupancy expense	892,764	891,837
Equipment expense	766,030	832,910
Intangible assets amortization	372,235	383,271
Other	3,213,249	3,078,970
Total noninterest expense	12,167,017	12,119,323

Income before income tax expense	1,470,075	324,977
Income tax expense (benefit)	325,093	(37,713)
Net income	$1,144,982	$362,690

Net income available to common stockholders	$1,023,404	$349,752

Earnings per common share:
Basic	$0.44	$0.15
Diluted	$0.44	$0.15

Net interest margin (tax equivalent basis)	3.08%	2.95%
Net interest spread (tax equivalent basis)	2.90%	2.76%
Return on average assets (annualized)	0.37%	0.12%
Return on average equity (annualized)	4.65%	1.74%
Efficiency ratio	83%	90%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2009 and 2008
(Unaudited)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2008	$-	$2,315,182	$-	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for six months ended 12/31/08	-	-	-	-	362,690	-	362,690
Other comprehensive income net of tax:
Net unrealized gain on investments
available for sale, net of reclassification adjustment	-	-	-	-	-	3,423,119	3,423,119
Total comprehensive income							3,785,809

Dividends on common stock at $0.18 per share					(416,467)	-	(416,467)
Net proceeds from Capital Purchase Program	4,227	-	133,468	4,081,166	-	-	4,218,861
Stock options exercised	-	6,000	-	44,500	-	-	50,500
Stock grant	-	150	-	1,578	-	-	1,728
Accretion of preferred stock	-	-	-	1,439	(1,439)	-	-
Amortization of issuance cost of preferred stock	-	-	-	136	(136)	-	-

Balance at December 31, 2008	$4,227	$2,321,332	$133,468	$6,711,089	$36,624,580	$2,119,047	$47,913,743

Balance at June 30, 2009	$4,227	$2,321,332	$133,468	$6,708,997	$36,697,712	$1,451,144	$47,316,880
Net income for six months ended 12/31/09	-	-	-	-	1,144,982	-	1,144,982
Other comprehensive income net of tax:
Net unrealized loss on purchased rate caps	-	-	-	-	-	(13,347)	(13,347)
Net unrealized gain on investments
available for sale, net of reclassification adjustment	-	-	-	-	-	1,517,907	1,517,907
Total comprehensive income							2,649,542

Dividends on preferred stock	-	-	-	-	(105,675)	-	(105,675)
Dividends on common stock at $0.18 per share	-	-	-	-	(417,839)	-	(417,839)
Stock options exercised	-	1,000	-	7,000	-	-	8,000
Accretion of preferred stock	-	-	-	12,229	(12,229)	-	-
Amortization of issuance cost of preferred stock	-	-	-	2,601	(2,601)	-	-

Balance at December 31, 2009	$4,227	$2,322,332	$133,468	$6,730,827	$37,304,350	$2,955,704	$49,450,908

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash provided (used) by operating activities:	$725,501	$(268,896)

Cash flows from investing activities:
Available-for-sale securities purchased	(44,124,089)	(33,208,346)
Available-for-sale securities matured	24,737,082	7,109,660
Available-for-sale securities sold	1,123,849	2,703,046
Net change in loans	1,615,685	205,382
Net capital expenditures	(521,074)	(1,001,958)
Proceeds from sale of acquired assets	318,575	290,017
Proceeds from sale of business	269,575	-
Net cash used in investing activities	(16,580,397)	(23,902,199)

Cash flows from financing activities:
Net change in deposits	(10,952,352)	1,616,997
Net change in short-term borrowings	11,525,120	6,923,967
Dividends paid	(523,515)	(416,467)
Net proceeds from Capital Purchase Program	-	4,191,861
Proceeds from stock options exercised	8,000	50,500
Advances from the Federal Home Loan Bank	12,500,000	5,000,000
Repayment of advances from the Federal Home Loan Bank	(2,000,000)	(10,000,000)
Net (payments) advances on Federal Home Loan Bank overnight advances	2,645,000	(19,680,000)
Structured repurchase agreements	-	20,000,000
FRB borrower-in-custody	-	15,000,000
Purchase of interest rate caps	(325,000)	-
Repayment on debt from insurance agencies acquisitions	(634,157)	(595,453)
Repayment on capital lease obligation	(72,691)	(72,110)
Net cash provided by financing activities	12,170,405	22,019,295

Net decrease cash and cash equivalents	(3,684,491)	(2,151,800)

Cash and cash equivalents, beginning of period	13,022,642	12,543,981
Cash and cash equivalents, end of period	$9,338,151	$10,392,181

Cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits.

Supplemental schedule of noncash activities:
Transfer from loans to acquired assets and other real estate owned	$686,759	$508,839
Net change in valuation for unrealized gains/losses, net of income tax,
on available-for-sale securities and purchased interest rate caps	$1,504,560	$3,423,119

Supplemental disclosures of cash paid during the period for:
Income taxes paid, net of refunds	$205,000	$195,000
Interest paid	7,175,970	9,034,367

Insurance Agency acquisitions - see Note 10

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2009, the results of operations for the three and six  month periods ended December 31, 2009 and 2008, the changes in stockholders' equity for the six month periods ended December 31, 2009 and 2008, and the cash flows for the six month periods ended December 31, 2009 and 2008. Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company's Annual Report on Form 10-K.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at December 31, 2009. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
BN Capital Trust II	$3,000,000	$93,000	$3,093,000	3.05%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.05%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	5.88%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	4.82%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a 5.88% fixed rate until February 23, 2010 when the rate changes to a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.05% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 5.88% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Preferred Securities is approximately $795,000.

3.  Loans

The following is a summary of the composition of loans at:
	December 31, 2009	June 30, 2009
Residential real estate	$144,995,437	$138,789,985
Commercial real estate	127,265,252	120,889,910
Construction	4,413,439	6,383,948
Commercial	27,879,183	29,137,318
Consumer & Other	84,810,373	96,464,967
Total	389,363,684	391,666,128
Net Deferred Costs	1,590,702	1,984,634
Total Loans	$390,954,386	$393,650,762

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:
	Six months Ended December 31,
	2009	2008
Balance at beginning of period	$5,764,000	$5,656,000
Add provision charged to operations	1,082,543	1,024,285
Recoveries on loans previously charged off	102,059	105,896
	6,948,602	6,786,181
Less loans charged off	1,076,602	1,065,181
Balance at end of period	$5,872,000	$5,721,000

5.  Securities

Securities available-for-sale at amortized cost and approximate fair values and maturities at December 31, 2009 and June 30, 2009 are summarized below:

	December 31, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$4,992,905	$4,965,652	$8,995,182	$9,029,001
Mortgage-backed securities	136,347,417	141,495,516	121,724,975	124,904,616
Municipal bonds	12,223,287	12,297,443	11,762,533	11,529,915
Collateralized Mortgage Obligation	7,999,389	7,774,864	-	-
Corporate bonds	989,326	1,043,377	1,484,571	1,491,918
Equity securities	1,272,716	994,615	1,567,069	1,043,078
Trust preferred securities	655,855	407,992	677,105	411,612
	$164,480,895	$168,979,459	$146,211,435	$148,410,140

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	December 31, 2009		June 30, 2009
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$4,840	$32,093	$78,443	$44,624
Mortgage-backed securities	5,301,127	153,028	3,576,997	397,356
Municipal bonds	169,560	95,404	46,083	278,701
Corporate bonds	54,051	-	18,615	11,268
Collateralized Mortgage Obligation	-	224,525	-	-
Trust preferred securities	-	247,863	-	265,493
Equity securities	20,054	298,155	26,344	550,335
	$5,549,632	$1,051,068	$3,746,482	$1,547,777

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, and June 30, 2009:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. Government- sponsored enterprises	$960,770	$32,093	$-	$-	$960,770	$32,093
Mortgage-backed securities	14,702,287	153,028	-	-	14,702,287	153,028
Municipal bonds	2,329,400	50,024	558,299	45,380	2,887,699	95,404
Corporate bonds	-	-	-	-	-	-
Collateralized Mortgage Obligation	7,774,864	224,525	-	-	7,774,864	224,525
Trust preferred securities	80,051	1,624	327,941	246,239	407,992	247,863
Equity securities	27,621	3,708	676,397	294,447	704,018	298,155
	$25,874,993	$465,002	$1,562,637	$586,066	$27,437,630	$1,051,068

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Government- sponsored enterprises	$948,022	$44,624	$-	$-	$948,022	$44,624
Mortgage-backed securities	19,948,839	393,117	224,084	4,239	20,172,923	397,356
Municipal bonds	6,278,545	200,516	829,002	78,185	7,107,547	278,701
Corporate bonds	-	-	488,731	11,268	488,731	11,268
Equity securities	210,607	77,388	675,083	472,947	885,690	550,335
Trust preferred securities	-	-	411,612	265,493	411,612	265,493
	$27,386,013	$715,645	$2,628,512	$832,132	$30,014,525	$1,547,777

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at December 31, 2009, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been an other-than-temporary impairment in market value of certain trust preferred and equity securities. During the six months ended December 31, 2009 and 2008, write-downs of available-for-sale securities were $65,090 and $294,266, respectively, and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

The Company adopted the provisions of ASC 320-10 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Company does not intend to sell such securities and it is more likely than not that it will not be required to sell such securities prior to the recovery of their amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the six months ended December 31, 2009:
	Equity Securities	Trust Preferred Securities	Total
Total other-than-temporary impairment losses	$65,090	$-	$65,090
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	-
Net impairment losses recognized in earnings (2)	$65,090	$-	$65,090

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities

The amortized cost and fair values of available-for-sale debt securities at December 31, 2009 and June 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$500,000	$488,731
Due after one year through five years	4,989,368	5,048,258	8,987,106	9,084,165
Due after ten years	21,871,394	21,441,070	13,432,285	12,889,550
Mortgage-backed securities (including securities with interest rates ranging from 3.5% to 6.4% maturing February 2013 to September 2038)	136,347,417	141,495,516	121,724,975	124,904,616
	$163,208,179	$167,984,844	$144,644,366	$147,367,062

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2009
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending December 31,
$3,460,000	0.20%	2010
8,000,000	3.99 - 4.99	2011
15,000,000	2.55 - 3.99	2013
12,500,000	2.91 - 3.08	2014
10,000,000	4.26	2016
5,000,000	4.29	2017
$53,960,000

June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$2,815,000	0.28% - 4.31%	2010
3,000,000	4.99	2011
5,000,000	3.99	2012
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$40,815,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at December 31, 2009. The options are continuously callable quarterly until maturity.

7.  Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at December 31, 2009 was $65,000,000.

December 31, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	Expired	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	Expired	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	Expired	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$ 5,000,000	2.86%	None			March 25, 2014
$65,000,000

June 30, 2009
Amount	Interest Rate	Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$ 5,000,000	2.86%	None			March 25, 2014
$65,000,000

In connection with certain leveraging strategies in fiscal 2009, the Company pledged mortgage-backed securities of $28,217,084, at inception, as collateral for $25,000,000 borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10,000,000 each had imbedded interest rate caps as summarized in the table. The interest rate caps reduced our balance sheet risk to rising interest rates. The rate caps cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively. Each rate cap can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains “well-capitalized status” or is subject to a cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

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

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $74,794,748 as of December 31, 2009.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2009 audited consolidated financial statements. Under the modified prospective approach, the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled. Since there were no new options granted (or modifications of existing options) during the six months ended December 31, 2009, no expense was recognized.

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

10.  Insurance Agency Acquisition

Northeast Bank Insurance Group, Inc. acquired one insurance agency in fiscal 2009, three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007. Each acquisition was as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency, which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates, which was a purchase of assets for cash. Each agency will continue to operate at the location being used at the time of the transaction  except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine. Spence & Matthews has an office in Rochester, NH.

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

Purchase price	2009 Acquisition	2008 Acquisitions	2007 Acquisitions
Cash paid	$715,000	$3,701,250	$2,450,000
Debt incurred	-	2,823,936	2,317,000
Acquisition costs	2,710	36,354	21,002
Total	$717,710	$6,561,540	$4,788,002

Allocation of purchase price:
Goodwill	$100,160	$1,545,110	$2,472,906
Customer list intangible	480,000	3,905,000	1,970,000
Non-compete intangible	135,000	1,100,000	535,000
Fixed and other assets	2,550	11,430	14,096
Deferred income taxes	-	-	(204,000)
Total	$717,710	$6,561,540	$4,788,002

$2,902,501 of the total goodwill acquired is expected to be deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004. This acquisition was accounted for using the purchase method and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

The customer list of our Mexico, Maine insurance agency office was sold to U.I.G. Inc. on December 31, 2009.  Since this office was part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangible was allocated based upon the gross commission revenues for the Mexico office as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The customer list was the only asset sold. Northeast Bank Insurance Group Inc. retained the land and building and all personal property.

Sale price	$269,575
Allocated customer intangible net of amortization	153,803
Gain recognized	$115,772

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2009.

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

The following summarizes assets measured at fair value for the period ending December 31, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$168,979,459	1,402,607	167,576,852	-
Other assets – purchased interest rate caps	304,777	-	-	304,777

The following tables shows the changes in the fair values of purchased interest rate caps measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2009.

2009
Beginning balance	$-
Transferred in	304,777
Ending balance at December 31	$304,777

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

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,833,727	-	372,868	1,460,859
Acquired assets	874,325	-	553,534	320,791

The following tables shows the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2009 and 2008.

	2009	2008
Beginning balance	$1,195,685	$971,405
Loans transferred in	1,241,672	1,637,051
Loans transferred out	976,498	784,250
Ending balance at December 31	$1,460,859	$1,824,206

The following tables shows the changes in the fair values of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2009 and 2008.

	2009	2008
Beginning balance	$672,669	$678,349
Loans transferred in	177,795	516,659
Loans transferred out	529,673	452,834
Ending balance at December 31	$320,791	$742,174

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
The following table presents the estimated fair value of the Company's significant financial instruments at December 31, 2009 and June 30, 2009:

	December 31, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,338	$9,338	$13,023	$13,023
Available-for-sale securities	168,979	168,979	148,410	148,410
Regulatory stock (FHLB and FRB)	5,486	5,486	5,486	5,486
Loans held-for-sale	1,555	1,559	2,437	2,444
Loans, net	385,082	393,169	387,887	396,113
Accrued interest receivable	2,242	2,242	2,200	2,200
Other assets – purchased interest rate caps	325	305	-	-

Financial liabilities:
Deposits (with no stated maturity)	156,089	156,089	134,822	134,822
Time deposits	218,345	221,467	250,564	254,134
Federal Home Loan Bank advances	53,960	56,669	40,815	43,151
Structured repurchase agreements	65,000	70,121	65,000	70,121
Other borrowings	2,630	2,630	3,264	3,264
Short-term borrowings	45,960	45,960	34,435	34,435
Capital lease obligation	2,306	2,440	2,379	2,517
Junior subordinated debentures issued to affiliated trusts	16,496	10,158	16,496	10,158

12.  Derivatives

The Company purchased two interest rate caps to hedge the interest rate risk of the adjustable, three-month LIBOR indexed interest rate paid on $6 million of the Company’s junior subordinated debt. It was a cash flow hedge to manage the risk to net interest income in a period of rising rates. This hedge is against the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliates NBN Capital Trust II and NBN Capital Trust III. The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009. There was no amortization expense of the caps for the six months ended December 31, 2009. The carrying amount of the purchased interest rate caps was adjusted to fair value at December 31, 2009 and the loss was reported as a component of other comprehensive income.

	Asset Derivatives
December 31, 2009	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other assets	$304,777

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and six months ended December 31, 2009 and 2008 and the financial condition at December 31, 2009 and June 30, 2009. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2009, for discussion of the critical accounting policies of the Company. Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Northeast Bank is faced with the following challenges: increasing interest-bearing, non-maturing deposits, decreasing non-accrual loans, improving net interest margins, executing our plan of increasing noninterest income and improving our efficiency ratio.

Interest-bearing, non-maturing deposits increased $21.2 million compared to June 30, 2009, primarily from a new savings account product, which is open solely to customers with maturing certificates of deposit. This new product pays a rate of 1.30% and accounted for $10.8 million of the increase in interest-bearing, non-maturing deposits. We also introduced Blue Sky Checking, a high yield checking account, in June 2009. Through December 31, 2009, we have added $1.5 million of deposits from this product.

Loans have decreased compared to June 30, 2009, due principally to an $11.7 million decrease in indirect consumer loans. Excluding this decrease, there was a net increase of $8.9 million in the other loan portfolios.

The net interest margin was 3.14% for the quarter ended December 31, 2009, an increase of 15 basis points compared to 2.99% for the quarter ended December 31, 2008. Compared to the quarter ended June 30, 2009, our net interest margin increased 10 basis points.

The net interest margin is expected to continue to improve over the near term. This improvement would be the result of the volume of certificates of deposits that is expected to reprice in the next quarter to interest rates slightly lower than one year ago. Since our balance sheet was liability sensitive at September 30, 2009, with the cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets, net interest income would generally be expected to increase during a period of decreasing interest rates (and decrease during a period of rising interest rates).

Management believes that the allowance for loan losses as of December 31, 2009 was adequate, under present conditions, for the known credit risk in the loan portfolio. Although loan portfolio balances decreased, non-accrual loans, loan delinquencies and loans risk rated as special mention and doubtful have increased comparing December 31, 2009 to the levels at June 30, 2009, and, thus, we have increased our allowance for loan losses by $108,000 to $5,872,000 as compared to June 30, 2009.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 82% and 88% for the three months ended December 31, 2009 and 2008, respectively. The ratio has decreased due to the increase in net interest income and noninterest income as compared to the same period one year ago.

We sold our Mexico, Maine insurance agency customer list on December 31, 2009 to UIG, Inc. which has merged this book of business with their Rumford, Maine insurance agency office. The sale resulted in a gain of $115,772 which was included in other noninterest income for the quarter and six months ended December 31, 2009. The land and building occupied by our Mexico office has been closed and listed for sale. We recognized impairment expense of $45,611 adjusting the book value of the building and land to its estimated fair value.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2009, we had eleven banking offices, one financial center, a loan production office in Portsmouth, New Hampshire and thirteen insurance offices located in western and south-central Maine and southeastern New Hampshire. At December 31, 2009, we had consolidated assets of $612.7 million and consolidated stockholders' equity of $49.5 million.

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

In February, 2010, we will be opening a new branch in Poland, Maine. Our branch in Mechanic Falls will then be closed and the customer accounts from this branch will be transferred to the new Poland branch. In January 2010, our branch located at 882 Lisbon Street in Lewiston was closed and the customer accounts from the closed branch were transferred to our branch at 500 Canal Street, also in Lewiston.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its 13 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Rangeley, Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire. We acquired Goodrich Insurance Associates of Berwick, Maine on May 15, 2009, the only insurance agency acquisition we completed in the past twelve months. Goodrich was merged into our Spence & Matthew office in November, 2009. Seven agencies have been acquired previously: Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2009 audited consolidated financial statements and Note 10 of the December 31, 2009 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

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

Results of Operations

Comparison of the three months ended December 31, 2009 and 2008

General

The Company reported consolidated net income of $649,313, or $0.25 per diluted share, for the three months ended December 31, 2009 compared to $293,575, or $0.12 per diluted share, for the three months ended December 31, 2008, an increase of $355,738, or 121%. Net interest and dividend income increased $259,678, or 6%, as a result of a higher net interest margin and increased earning assets. The provision for loan losses increased $24,088, or 5%, compared to the quarter ended December 31, 2008. Noninterest income increased $411,396, or 15%, from increased gain on the sale of loans and fees for other services to customers. Noninterest expense increased $157,523, or 3%, primarily due to increased other noninterest expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 5.18% and 0.42%, respectively, for the quarter ended December 31, 2009 as compared to 2.75% and 0.19%, respectively, for the quarter ended December 31, 2008. The increases in the returns on average equity and average assets were primarily due to the increase in net income for the most recent quarter.

The Company reported consolidated net income of $1,144,982, or $0.44 per diluted share, for the six months ended December 31, 2009 compared to $362,690, or $0.15 per diluted share, for the six months ended December 31, 2008, an increase of $782,292, or 216%. Net interest and dividend income increased $444,066, or 5%, as a result of a higher net interest margin and increased earning assets. The provision for loan losses increased $58,258, or 6%, compared to the quarter ended December 31, 2008. Noninterest income increased $806,984, or 16%, from increased gain on the sale of loans, fees for other services to customers and net securities gains. Noninterest expense increased $47,694, or less than 1%, primarily due to increased other noninterest expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.65% and 0.37%, respectively, for the six months ended December 31, 2009 as compared to 1.74% and 0.12%, respectively, for the six months ended December 31, 2008. The increases in the returns on average equity and average assets were primarily due to the increase in net income.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2009 increased to $4,486,323 as compared to $4,226,645 for the same period in 2008. The increase in net interest and dividend income of $259,678, or 6%, was primarily due to a 15 basis point increase in net interest margin, on a tax equivalent basis, and by an increase in average interest-earning assets of $4,646,423, or 1%, for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008. The increase in average interest-earning assets was primarily due to an increase in average available-for-sale securities of $14,958,000, or 10%, from the purchase of U.S. government-sponsored enterprise mortgage-backed securities, and an increase in average interest-bearing deposits and regulatory stock of $3,085,840, or 31%, partially offset by a decrease in average loans of $13,397,417, or 3%. Average loans as a percentage of average interest-earning assets was 69% and 72% for quarters ended December 31, 2009 and 2008, respectively. Our net interest margin, on a tax equivalent basis, was 3.14% and 2.99% for the quarters ended December 31, 2009 and 2008, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended December 31, 2009 was 2.98%, an increase of 16 basis points from 2.82% for the same period a year ago. Comparing the three months ended December 31, 2009 and 2008, the yields on earning assets decreased 57 basis points, and the cost of interest-bearing liabilities decreased 73 basis points. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposits that rolled over into new certificates of deposit, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended December 31, 2009 and 2008.

	Difference Due to
	Volume	Rate	Total
Investments	$191,126	$(323,197)	$(132,071)
Loans, net	(212,506)	(373,218)	(585,724)
FHLB & Other Deposits	11,666	(38,945)	(27,279)
Total Interest-earnings Assets	(9,714)	(735,360)	(745,074)

Deposits	97,340	(702,709)	(605,369)
Securities sold under Repurchase Agreements	28,373	(73,977)	(45,604)
Borrowings	(260,559)	(95,963)	(356,522)
Total Interest-bearing Liabilities	(134,846)	(872,649)	(1,007,495)
Net Interest and Dividend Income	$125,132	$137,289	$262,421

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $53,163 and $50,420 for the three months ended December 31, 2009 and 2008, respectively.

Net interest and dividend income for the six months ended December 31, 2009 increased to $8,711,917 as compared to $8,267,851 for the same period in 2008. The increase in net interest and dividend income of $444,066, or 5%, was primarily due to a 13 basis point increase in net interest margin, on a tax equivalent basis, and by an increase in average interest-earning assets of $5,831,112, or 1%, for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The increase in average interest-earning assets was primarily due to an increase in average available-for-sale securities of $16,403,424, or 11%, from the purchase of mortgage-backed securities, and an increase in average interest-bearing deposits and regulatory stock of $3,577,939, or 36%, partially offset by a decrease in average loans of $14,150,251, or 3%. Average loans as a percentage of average interest-earning assets was 69% and 73% for quarters ended December 31, 2009 and 2008, respectively. Our net interest margin, on a tax equivalent basis, was 3.08% and 2.95% for the six months ended December 31, 2009 and 2008, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended December 31, 2009 was 2.90%, an increase of 14 basis points from 2.76% for the same period a year ago. Comparing the six months ended December 31, 2009 and 2008, the yields on earning assets decreased 57 basis points, and the cost of interest-bearing liabilities decreased 71 basis points. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposits that rolled over into new certificates of deposit, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the six months ended December 31, 2009 and 2008.

	Difference Due to
	Volume	Rate	Total
Investments	$413,475	$(491,056)	$(77,581)
Loans, net	(454,000)	(893,635)	(1,347,635)
FHLB & Other Deposits	14,682	(39,548)	(24,866)
Total Interest-earnings Assets	(25,843)	(1,424,239)	(1,450,082)

Deposits	284,148	(1,372,757)	(1,088,609)
Securities sold under Repurchase Agreements	42,068	(162,894)	(120,826)
Borrowings	(532,812)	(154,552)	(687,364)
Total Interest-bearing Liabilities	(206,596)	(1,690,203)	(1,896,799)
Net Interest and Dividend Income	$180,753	$265,964	$446,717

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $104,653 and $102,002 for the six months ended December 31, 2009 and 2008, respectively.

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

As of December 31, 2009 and 2008, 51% and 44%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2009 was $527,649, an increase of $24,088, or 5%, from $503,561 for the three months ended December 31, 2008. For the six months ended December 31, 2009 and 2008, the provisions for loan losses were $1,082,543 and $1,024,285, respectively, an increase of $58,258, or 6%. The provision for loan losses reflects the higher level of net credit losses of $440,649 and $438,561 for the quarters ended December 31, 2009 and 2008, respectively, and $974,543 and $959,285 for the six months ended December 31, 2009 and 2008, respectively. In conjunction with the overdraft privilege program implemented in July, 2009, a portion of the provision for loan losses created a reserve to recognize uncollectible overdraft fees that have been charged to customers overdrawing their checking accounts. The overdrawn checking accounts are reclassified to consumer loans. The provision for loan losses excluding the overdraft privilege program was $509,512 and $1,049,406, respectively, for the quarter and six months ended December 31, 2009.

We increased the allowance for loan losses by $108,000 compared to its June 30, 2009 balance by recognizing a provision greater than net charge-offs. For our internal analysis of adequacy of the allowance for loan losses, we considered: the increase in net loans during the three months ended December 31, 2009; the increase in net charge-offs of $2,088 for the three months ended December 31, 2009 compared to the same period in 2008; the increase in net charge-offs of $15,258 for the quarter ended December 31, 2009 compared to the quarter ended June 30, 2009; an increase in loan delinquency to 5.65% at December 31, 2009 compared to 4.27% at June 30, 2009 and 4.35% at December 31, 2008; an increase of $2,383,000, or 24%, in non-performing loans ( 90 days or more past due) at December 31, 2009 compared to June 30, 2009; and an increase in internally classified and criticized loans at December 31, 2009 compared to June 30, 2009. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.50% at December 31, 2009 and 1.46% at June 30, 2009 compared to 1.40% at December 31, 2008.

Noninterest Income

Total noninterest income was $3,102,645 for the quarter ended December 31, 2009, an increase of $411,396, or 15%, from $2,691,249 for the quarter ended December 31, 2008. This increase reflected the combined impact of a $122,938, or 44%, increase in fees for other services to customers which was primarily attributable to the overdraft privilege program implemented in July 2009, a $301,707, or 585%, increase in gain on the sale of loans, primarily due to the $23.7 million in residential real estate loans sold into the secondary market for the quarter ended December 31, 2009 compared to $5.7 million sold in the same period one year ago, and a $118,423, or 68%, increase in other noninterest income primarily due to a $115,772 gain from the sale of the customer list from the Mexico insurance agency office.  These increases more than offset decreases in net securities gains, investment commissions and insurance commissions.

For the six months ended December 31, 2009, total noninterest income was $6,007,718, an increase of $806,984, or 16%, from $5,200,734 for the six months ended December 31, 2008. This increase was due to a $176,750, or 30%, increase in fees for other services to customers primarily attributable to the overdraft privilege program, a $124,746 increase in net securities gains, a $454,823, or 407%, increase in gains on the sales volume of $40.4 million compared to $10.6 million for the six months ended December 31, 2008, and a $70,311 increase in other noninterest income due to the $115,772 gain realized on the sale of the Mexico insurance agency office customer policies partially offset by lower investment commissions, trust income and lower gains from options trading.

Noninterest Expense

Total noninterest expense for the three months ended December 31, 2009 was $6,239,166, an increase of $157,523, or 3%, from $6,081,643 for the three months ended December 31, 2008. This increase was primarily due to a $189,146, or 13%, increase in other noninterest expense from increased professional fees, FDIC deposit insurance assessments, collection expenses and nonmarketable and equity security impairment expense compared to the quarter ended December 31, 2008. The decrease in salaries and benefits expense of $21,206, or 1%, was due to the decrease in group medical plan expense from lower claims and a decrease in the accrued expense for bank-wide bonus programs. Occupancy expense increased $6,926, or 2%, due to impairment expense of $45,611 recognized due to writing down our Mexico insurance agency building to its estimated fair value, which was partially offset by a decrease in building repairs and maintenance, utilities  and capital lease amortization compared to the quarter ended December 31, 2008. The capital lease for our Berwick insurance agency office converted to a land and building asset upon exercising the purchase option in June, 2009. The decrease in equipment expense of $11,821, or 3%, was due to a decrease in equipment repairs and maintenance, leased equipment expense, and personal property taxes.

For the six months ended December 31, 2009, total noninterest expense was $12,167,017, an increase of $47,694, or less than 1%, from $12,119,323 for the six months ended December 31, 2008. This increase was primarily due to an increase of $134,279, or 4%, in other noninterest expense from an increase in professional fees, FDIC insurance assessments and computer services partially offset by a decrease in equity security impairment expense of $130,135. The decrease in equipment expense of $66,880, or 8%, was primarily due to a decrease in depreciation expense for furniture, computer equipment, software, and vehicles.

Income Taxes

For the quarter and six months ended December 31, 2009, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2008.

Efficiency Ratio

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 82% and 88% for the three months ended December 31, 2009 and 2008, respectively. The decrease in the efficiency ratio for the three months ended December 31, 2009 was due to an increase in net interest and noninterest income compared to the three months ended December 31, 2008. For the six months ended December 31, 2009 and 2008, our efficiency ratio was 83% and 90%, respectively. The decrease in the efficiency ratio for the six months ended December 31, 2009 was due to the relatively small increase in total noninterest expense compared to the six months ended December 31, 2008 and an increase in net interest and noninterest income compared in the 2009 period to the same period in 2008.

Financial Condition

Our consolidated assets were $612,676,581 and $598,148,130 as of December 31, 2009 and June 30, 2009, respectively, an increase of $14,528,451, or 2%. This increase was primarily due to increases of $20,569,319, or 14%, in available-for-sale securities partially offset by decreases of $3,684,491, or 28%, in cash and due from banks and interest-bearing deposits, $881,508, or 36%, in loans held-for-sale, and $2,804,376, or 1%, net loans primarily from a decrease in consumer loans, and a decrease of $526,038, or 6%, in intangible assets  from amortization and sale of the customer list intangible allocated to the Mexico insurance agency of $153,803. For the three months ended December 31, 2009, average total assets were $613,147,668, an increase of $3,501,781, or 1%, from $609,645,887 for the same period in 2008. This average asset increase was primarily attributable to an increase in interest-bearing deposits, available-for-sale securities and loans held-for-sale.

Total stockholders' equity was $49,450,908 and $47,316,880 at December 31, 2009 and June 30, 2009, respectively, an increase of $2,134,028, or 5%, due to net income for the six months ended December 31, 2009 and an increase in accumulated other comprehensive income partially offset by dividends paid. Book value per outstanding share was $19.47 at December 31, 2009 and $18.57 at June 30, 2009. Tangible book value per outstanding share was $14.18 at December 31, 2009 and $13.05 at June 30, 2009. Goodwill and other intangibles decrease was due to the amortization of other intangibles and sale of the customer list intangible allocated to the Mexico insurance agency office during the quarter ended December 31, 2009 and contributed to the increase in the amount of tangible capital.

Investment Securities

The available-for-sale investment portfolio was $168,979,459 as of December 31, 2009, an increase of $20,569,319, or 14%, from $148,410,140 as of June 30, 2009. Excess cash balance and funds from the decrease in loans and increase in short-term borrowings were used to purchase U.S. government-sponsored enterprise mortgage-backed securities.

The investment portfolio as of December 31, 2009 consisted of mortgage-backed, collateralized mortgage obligation and debt securities issued by U.S. government-sponsored enterprises and corporations, municipal bonds, trust preferred securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $164,583,972 for the three months ended December 31, 2009 as compared to $149,625,972 for the three months ended December 31, 2008, an increase of $14,958,000, or 10%. This increase was due primarily to purchasing of U.S. government-sponsored enterprise mortgage-backed securities noted above.

Our entire investment portfolio was classified as available-for-sale at December 31, 2009 and June 30, 2009, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at December 31, 2009 were $164,480,895 and $168,979,459, respectively. The difference between the carrying value and the cost of the securities of $4,498,564 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized losses on agencies, collateralized mortgage obligations, trust preferred and equity securities was $777,742, and the net unrealized gains on U.S. government-sponsored enterprises bonds and mortgage-backed, corporate debt, and municipal securities were $5,276,306 at December 31, 2009. The U.S. government-sponsored enterprise bonds and corporate debt securities have increased in market value due to the decreases in long-term interest rates as compared to June 30, 2009. Substantially all of the U.S. government-sponsored enterprise bonds and mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Four municipal bonds and nine trust preferred securities in the bank’s portfolio had been downgraded by credit rating agencies below investment grade. Each of the nine trust preferred securities was subject to impairment testing at December 31, 2009. No additional impairment expense was recognized. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprise bonds and mortgage-backed, corporate debt, municipal securities, and trust preferred securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $392,509,473 as of December 31, 2009 decreased $3,577,884, or 1%, from $396,087,357 as of June 30, 2009. Compared to June 30, 2009, residential real estate loans increased $6,205,452, or 4%, and commercial real estate loans increased $6,375,342, or 5%. The decreases in the other portfolios more than offset these increases, including loans held-for-sale, which decreased $881,508, or 36%, construction loans, which decreased $1,970,509, or 31%, commercial loans, which decreased $1,258,135, or 4%, and consumer and other loans, which decreased $11,654,594, or 12%. Deferred fees decreased $393,932. The total loan portfolio averaged $394,975,740 for the three months ended December 31, 2009, a decrease of $13,397,417, or 3%, compared to $408,373,157 for the three months ended December 31, 2008.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans, excluding loans held-for-sale, consisting of primarily owner-occupied residential loans were 37% of total loans as of December 31, 2009, and 35% as of June 30, 2009 and December 31, 2008, respectively. The variable rate product as a percentage of total residential real estate loans was 39%, 37% and 34% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $141,770,662 for the three months ended December 31, 2009 increased $1,812,131, or 1%, from $139,958,531, for the three months ended December 31, 2008. This increase was due to the origination of loans for portfolio. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 2% of residential real estate loans at December 31, 2009. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 33%, 31%, and 28% as of December 31, 2009, June 30, 2009 and December 31, 2008, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 94% as of December 31, 2009, 95% as of June 30, 2009 and 92% as of December 31, 2008. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $127,456,831 for the three months ended December 31, 2009 increased $13,658,253, or 12%, from $113,798,578 the same period in 2008.

Construction loans as a percentage of total loans were 1% as of December 31, 2009 and June 30, 2009 and 2% as of December 31, 2008. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 63% as of December 31, 2009, and 51% as of June 30, 2009 and December 31, 2008. Average construction loans were $5,517,043 and $6,292,592 for the three months ended December 31, 2009 and 2008, respectively, a decrease of $775,549, or 12%.

Commercial loans as a percentage of total loans were 7% as of December 31, 2009, 8% as of June 30, 2009 and 7% as of December 31, 2008. The variable rate products as a percentage of total commercial loans were 65% as of December 31, 2009, 70% as of June 30, 2009, and 69% as of December 31, 2008. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $26,979,843 for the three months ended December 31, 2009 decreased $2,862,069, or 10%, from $29,841,912 for the same period in 2008.

Effective October 31, 2008, we terminated all consumer indirect lending. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of return was not likely to be attained in future periods.

Consumer and other loans as a percentage of total loans were 22% for the period ended December 31, 2009, and 25% as of June 30, 2009 and 28% as of December 31, 2008. At December 31, 2009, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 23%, 49%, and 21% of total consumer loans, respectively. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees were deferred and amortized over the life of the loans as a yield adjustment. Management attempted to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $87,655,801 and $113,798,578 for the three months ended December 31, 2009 and 2008, respectively. The $27,293,899, or 24%, decrease was due to the runoff of indirect loans. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	December 31, 2009		June 30, 2009
Indirect Auto	$19,746,419	23%	$25,862,715	27%
Indirect RV	41,093,555	49%	46,002,568	48%
Indirect Mobile Home	17,749,264	21%	18,874,678	19%
Subtotal Indirect	78,589,238	93%	90,739,961	94%
Other	6,221,135	7%	5,725,006	6%
Total	$84,810,373	100%	$96,464,967	100%

Classification of Assets

Loans are classified as non-performing when reaching 90 days or more delinquent or, when less than 90 days past due, when we judge that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $12,277,000 and $9,894,000 at December 31, 2009 and June 30, 2009, respectively, or 3.14% and 2.51% of total loans, respectively. The Bank's allowance for loan losses was equal to 48% and 58% of the total non-performing loans at December 31, 2009 and June 30, 2009, respectively.  The decrease in this ratio was due to the increase in non-performing loans. The following table represents the Bank's non-performing loans as of December 31, 2009 and June 30, 2009:

Description	December 31, 2009	June 30, 2009
Residential Real Estate	$2,988,000	$1,620,000
Commercial Real Estate	5,686,000	4,373,000
Commercial Loans	2,798,000	3,327,000
Consumer and Other	805,000	574,000
Total non-performing	$12,277,000	$9,894,000

Non-performing loans increased in the three months ended December 31, 2009 compared to June 30, 2009 primarily from real estate secured loans. Of total non-performing loans at December 31, 2009, $4,097,000 of these loans were current and paying as agreed compared to $3,352,000 at June 30, 2009, an increase of $745,000. The Bank maintains these loans as non-performing until the respective borrowers have demonstrated a sustainable period of performance. At December 31, 2009, the Bank had $389,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $648,000 when compared to the level of $1,037,000 at June 30, 2009.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
5.65%	4.46%	4.27%	5.10%	4.35%

Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, was 4.61% as of December 31, 2009 and 4.09% as of December 31, 2008.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,872,000 as of December 31, 2009, an increase of $108,000 from the level at June 30, 2009, representing 1.50% and 1.46% of total loans at December 31, 2009 and June 30, 2009, respectively. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the six months ended December 31, 2009, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of December 31, 2009 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2009. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at December 31, 2009. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 24.8% of the Bank’s total risk-based capital as of December 31, 2009, which is slightly below our 25% policy limit.

Goodwill of $4,490,500 as of December 31, 2009 was unchanged from the balance as of June 30, 2009. Goodwill resulted from consideration paid in excess of identified tangible and intangible assets from the nine insurance agency acquisitions.

Intangible assets of $7,785,439 as of December 31, 2009 decreased $526,038, or 6%, from $8,311,477 as of June 30, 2009 due to amortization and the sale of the Mexico agency customer list. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2009 for additional information on intangible assets.

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

Total deposits of $374,433,634 as of December 31, 2009 decreased $10,952,352, or 3%, from $385,385,986 as of June 30, 2009. The overall decrease in customer deposits was due to the decrease in certificates of deposit of $26,289,485, or 11%. Management did not promote certificate of deposits, allowing these maturing certificates of deposit to roll-over at lower rates. The lack of promotion caused a number of certificates to be lost to competitors. Overall, this lowered our cost of funds. Partially offsetting the decrease in certificates of deposits, demand deposit accounts increased $1,280,459, or 4%, NOW account balances increased $4,828,203, or 11%, from the introduction of the Blue Sky Checking account from Northeast Bank, a high yield checking account, money market accounts increased $3,286,810, or 8%, and savings accounts increased $11,871,661, or 62%, during the six months ended December 31, 2009. A new savings account was introduced during the quarter ended December 31, 2009 targeted to matured certificate of deposit balances and accounted for the increased balance in savings accounts. Management's strategy is to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services. Brokered deposits decreased $5,930,000, or 54%.

Total average deposits of $375,891,179 for the three months ended December 31, 2009 increased $14,286,630, or 4%, compared to the average for the three months ended December 31, 2008 of $361,604,549. This increase in total average deposits compared to December 31, 2008 was attributable to an increase in average demand deposit accounts of $378,356, or 1%, an increase in average NOW accounts of $1,970,383, or 4%, an increase in average money market accounts of $18,087,984, or 73%, and an increase in average savings accounts of $9,439,378, or 49%. These increases were partially offset by a decrease in average brokered certificates of deposit of $11,112,916, or 65%, and a decrease in average certificates of deposit of $4,476,555, or 2%. Excluding average brokered deposits, average customer deposits increased $25,399,546, or 7%, for the three months ended December 31, 2009 compared to the same period one year ago.

Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates. All interest-bearing non-maturing deposit accounts have market interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. By policy, we limit the use of brokered deposits to 25% of total assets. At December 31, 2009 and June 30, 2009, brokered time deposits as a percentage of total assets were 1.0% and 1.8%, respectively, and 2.8% at December 31, 2008. The weighted average maturity for the brokered deposits was approximately 2.0 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $53,960,000 as of December 31, 2009, an increase of $13,145,000, or 32%, from $40,815,000 as of June 30, 2009. At December 31, 2009, we had pledged U.S. government-sponsored enterprise agency and mortgage-backed securities of $33,576,900 as collateral for FHLB advances. We plan to continue to purchase additional mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged to the FHLB. Average advances from the FHLB were $52,154,207 for the three months ended December 31, 2009, a decrease of $12,880,858, or 20%, compared to $65,035,065 average for the same period last year.

Structured repurchase agreements were $65,000,000 at December 31, 2009, equal to the balance as of June 30, 2009. We pledged $74,794,747 of mortgage-backed securities and cash, which resulted from margin calls, as collateral. In addition to leveraging our balance sheet to improve net interest income, three of six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates. Our balance sheet is liability sensitive, where interest-bearing liabilities reprice more quickly than our interest-earning assets. Average structured repurchase agreements were $65,000,000 as of December 31, 2009, an increase of $5,000,000, or 8%, compared to $60,000,000 as of December 31, 2008. See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $45,960,429 as of December 31, 2009, an increase of $11,525,120, or 33%, from $34,435,309 as of June 30, 2009. The increase is attributable to new cash management accounts in the three months ended December 31, 2009. Market interest rates are offered on this product. At December 31, 2009, we had pledged U.S. government agency and mortgage-backed securities of $45,672,505 as collateral for repurchase agreements. Sweep accounts had letters of credit issued by the FHLB outstanding of $14,923,000. Average short-term borrowings were $45,705,843 for the three months ended December 31, 2009, an increase of $5,615,750, or 14%, compared to the average for the three months ended December 31, 2008 of $40,090,093.

The Bank has a line of credit under the FRB Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and qualifying municipal bonds, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.25%. At December 31, 2009 and June 30, 2009, there was no outstanding balance. Average FRB borrower-in-Custody balance for the three months ended December 31, 2009 was zero compared to $15,021,652 for the three months ended December 31, 2008.

The following table is a summary of the liquidity the Bank has the ability to access as of December 31, 2009 in addition to the traditional retail deposit products:

Brokered time deposit	$147,483,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	22,503 ,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower- in-Custody	21,692,000	Unused credit line subject to the pledge of indirect auto loans and municipal bonds
Total Unused Borrowing Capacity	$191,678 ,000

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

The following table summarizes the outstanding junior subordinated notes as of December 31, 2009:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$3,093,000	3.05%	March 30, 2009
NBN Capital Trust III	3,093,000	3.05%	March 30, 2009
NBN Capital Trust IV	10,310,000	5.88%	February 23, 2010
Total	$16,496,000	4.82%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $795,000 based on the current interest rates.

The Company paid $325,000 to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trusts II and III. The $6 million notional value of the purchase caps covers the portion of the outstanding balance not owned by the Company. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased cap’s three month LIBOR strike rate was 2.505%. Since the inception date of September 30, 2009, no amortization expense of the purchased interest rate caps was recognized in the quarter ended December 31, 2009. The next reset date is March 31, 2009.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt. We have not exercised our option to call NBN Capital Trust II and III.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. For the six months ended December 31, 2009, the Company repurchased no shares of stock.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time. There were no common stock repurchases during the six months ended December 31, 2009. Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through December 31, 2009. The remaining repurchase capacity of the plan was 58,400 shares at quarter end. Management believes that these purchases have not and will not have a significant effect on the Company's liquidity. Our Board of Directors extended the 2006 Stock Repurchase Plan until December 31, 2010. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $49,450,908 as of December 31, 2009, as compared to $47,316,880 at June 30, 2009. This increase of $2,134,028, or 5%, was due to the increase in net income for the six months ended December 31, 2009 of $1,144,982, a net increase in other comprehensive income of $1,504,561 and the exercise of stock options of $8,000 partially offset by the payment of common and preferred dividends of $523,515. Book value per common share was $19.47 as of December 31, 2009, as compared to $18.57 at June 30, 2009. Tangible book value per common share was $14.18 as of December 31, 2009, as compared to $13.05 at June 30, 2009.  Tier 1 capital to total average assets of the Company was 8.28% as of December 31, 2009 and 8.12% at June 30, 2009.

The Company's net cash provided by operating activities was $725,501 during the six months ended December 31, 2009, which was a $994,397 increase compared to the same period in 2008, and was primarily attributable to a decrease in loans held for sale for the six months ended December 31, 2009. Investing activities were a net use of cash primarily due to purchasing available-for-sale securities during the six months ended December 31, 2009 but less than the same period in 2008. Financing activities resulted in a net source of cash from increases in short-term borrowings and advances from the FHLB partially offset by net decreases in deposits. Overall, the Company's cash and cash equivalents decreased by $3,684,491 during the three months ended December 31, 2009.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2009, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At December 31, 2009, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk weighted assets	$55,593	13.51%	$32,929	8.00%	$41,161	10.00%
Tier 1 capital to risk weighted assets	$49,472	12.02%	$16,464	4.00%	$24,697	6.00%
Tier 1 capital to total average assets	$49,472	8.28%	$23,904	4.00%	$29,880	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk weighted assets	$52,555	12.85%	$32,718	8.00%	$40,898	10.00%
Tier 1 capital to risk weighted assets	$47,432	11.60%	$16,359	4.00%	$24,539	6.00%
Tier 1 capital to total average assets	$47,432	7.97%	$23,798	4.00%	$29,747	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at December 31, 2009, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$53,960,000	$3,460,000	$8,000,000	$27,500,000	$15,000,000
Structured repurchase agreements	65,000,000	-	40,000,000	15,000,000	10,000,000
Junior subordinated notes	16,496,000	16,496,000		-	-
Capital lease obligation	2,306,136	151,988	327,516	362,314	1,464,318
Other borrowings	2,629,660	496,028	1,090,878	1,042,754	-
Total long-term debt	140,391,796	20,604,016	49,418,394	43,905,068	26,464,318

Operating lease obligations (1)	1,887,326	454,071	772,152	283,767	377,336
Total contractual obligations	$142,279,122	$21,058,087	$50,190,546	$44,188,835	$26,841,654

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$19,811,250	$19,811,250	$-	$-	$-
Commitments related to loans held for sale(3)	3,030,273	3,030,273	-	-	-
Unused lines of credit (4)(5)	48,959,451	25,754,339	1,775,938	4,974,274	16,454,900
Standby letters of credit (6)	982,015	980,615	1,400	-	-
	$72,782,989	$49,576,477	$1,777,338	$4,974,274	$16,454,900

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2009 was a loss of $52,149.

Subsequent Event

We sold the customer list and certain fixed assets of our Rangeley insurance agency office on January 31, 2010 to Morton & Furbish Insurance Agency of Rangeley, Maine.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2009.

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
(3)
On December 15, 2006, the Company announced that the Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2010, unless extended. Under the terms of Capital Purchase Program, the Company is not allowed to repurchase stock except for a limited exception related to benefit plans.

Item 3.	Defaults Upon Senior Securities None

Item 4.
SUMMARY OF VOTING AT 11/10/2009 ANNUAL SHAREHOLDERS' MEETING

At the Annual Meeting of Shareholders held in Auburn, Maine on November 10, 2009, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

Votes For	Votes Withheld
Conrad L. Ayotte	1,686,793	230,925
James P. Day	1,686,293	231,425
James D. Delamater	1,686,793	230,925
Ronald J. Goguen	1,685,393	232,325
Philip C. Jackson	1,686,293	231,425
Judith W. Kelley	1,686,793	230,925
Pender J. Lazenby	1,686,293	231,425
John C. Orestis	1,686,793	230,925
John Rosmarin	1,685,393	232,325
John H. Schiav	1,684,893	232,825
Stephen W. Wight	1,683,668	234,050

Proposal 2 – Advisory Vote on Executive Compensation
Vote For	Against	Abstain
1,548,999	319,254	49,465

Item 5.	Other Information None.

Item 6.	Exhibits
List of Exhibits:
Exhibits No.	Description
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2010		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

Exhibit No.	Description
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).