Form 10-Q
period 2010-03-31
NORTHEAST BANCORP /ME/
filed 2010-05-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2010, the registrant had outstanding 2,322,332 shares of common stock, $1.00 stated value per share.

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,967,724	$9,356,233
Interest-bearing deposits	4,085,487	3,666,409
Total cash and cash equivalents	9,053,211	13,022,642

Available-for-sale securities, at fair value	170,762,997	148,410,140
Loans held-for-sale	2,574,275	2,436,595

Loans receivable	386,540,978	393,650,762
Less allowance for loan losses	5,923,000	5,764,000
Net loans	380,617,978	387,886,762

Premises and equipment, net	8,415,622	8,744,170
Acquired assets, net	1,920,172	672,669
Accrued interest receivable	2,147,677	2,200,142
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	596,750
Goodwill	4,490,500	4,490,500
Intangible assets, net of accumulated amortization of $3,092,905 at 03/31/10 and $2,390,087 at 6/30/09	7,463,003	8,311,477
Bank owned life insurance	13,159,518	12,783,525
Other assets	5,879,193	3,703,358
Total assets	$611,970,296	$598,148,130

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$31,959,015	$32,228,276
NOW	48,901,534	44,465,265
Money market	45,692,488	39,049,403
Regular savings	32,554,738	19,079,009
Brokered time deposits	4,880,125	10,906,378
Certificates of deposit	216,376,518	239,657,655
Total deposits	380,364,418	385,385,986

Federal Home Loan Bank advances	50,500,000	40,815,000
Structured repurchase agreements	65,000,000	65,000,000
Short-term borrowings	41,456,124	34,435,309
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,268,461	2,378,827
Other borrowings	2,629,660	3,263,817
Other liabilities	3,159,576	3,056,311
Total liabilities	561,874,239	550,831,250

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding
at March 31, 2010 and June 30, 2009; liquidation preference of $1,000 per share	4,227	4,227
Common stock, at stated value, 15,000,000 shares authorized; 2,322,332 and 2,321,332 shares
issued and outstanding at March 31, 2010 and June 30, 2009, respectively	2,322,332	2,321,332
Warrants	133,468	133,468
Additional paid-in capital	6,739,723	6,708,997
Retained earnings	37,564,238	36,697,712
Accumulated other comprehensive income	3,332,069	1,451,144
Total stockholders' equity	50,096,057	47,316,880

Total liabilities and stockholders' equity	$611,970,296	$598,148,130

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Interest on loans	$5,959,893	$6,292,794
Taxable interest on available-for-sale securities	1,733,568	1,882,848
Tax-exempt interest on available-for-sale securities	121,445	112,601
Dividends on available-for-sale securities	18,970	25,233
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	8,700	5,186
Other interest and dividend income	1,714	17,277
Total interest and dividend income	7,844,290	8,335,939

Interest expense:
Deposits	1,682,217	2,238,626
Federal Home Loan Bank advances	456,420	615,028
Structured repurchase agreements	692,250	758,378
Short-term borrowings	165,318	146,054
Junior subordinated debentures issued to affiliated trusts	181,755	234,817
FRB Borrower-in-Custody	-	18,493
Obligation under capital lease agreements	28,390	37,835
Other borrowings	42,732	55,761
Total interest expense	3,249,082	4,104,992

Net interest and dividend income before provision for loan losses	4,595,208	4,230,947

Provision for loan losses	640,598	618,536
Net interest and dividend income after provision for loan losses	3,954,610	3,612,411

Noninterest income:
Fees for other services to customers	350,378	236,970
Net securities losses	(63,141)	-
Gain on sales of loans	140,409	314,466
Investment commissions	467,021	246,835
Insurance commissions	1,741,269	1,524,130
BOLI income	124,982	122,277
Other income	304,196	260,185
Total noninterest income	3,065,114	2,704,863

Noninterest expense:
Salaries and employee benefits	3,468,652	3,256,094
Occupancy expense	556,738	511,048
Equipment expense	350,135	385,916
Intangible assets amortization	176,780	181,351
Other	1,719,444	1,508,697
Total noninterest expense	6,271,749	5,843,106

Income before income tax expense	747,975	474,168
Income tax expense	217,343	86,798

Net income	$530,632	$387,370

Net income available to common stockholders	$469,972	$326,751

Earnings per common share:
Basic	$0.20	$0.14
Diluted	$0.20	$0.14

Net interest margin (tax equivalent basis)	3.30%	3.02%
Net interest spread (tax equivalent basis)	3.03%	2.70%
Return on average assets (annualized)	0.35%	0.26%
Return on average equity (annualized)	4.32%	3.27%
Efficiency ratio	82%	85%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Nine Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Interest on loans	$18,029,292	$19,709,828
Interest on Federal Home Loan Bank overnight deposits	-	244
Taxable interest on available-for-sale securities	5,171,133	5,336,306
Tax-exempt interest on available-for-sale securities	356,340	339,727
Dividends on available-for-sale securities	46,157	60,481
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	26,602	87,135
Other interest and dividend income	9,697	49,881
Total interest and dividend income	23,639,221	25,583,602

Interest expense:
Deposits	5,507,301	7,152,320
Federal Home Loan Bank advances	1,336,161	2,043,974
Structured repurchase agreements	2,171,638	2,180,149
Short-term borrowings	485,923	587,485
Junior subordinated debentures issued to affiliated trusts	587,146	745,732
FRB Borrower-in-Custody	-	80,485
Obligation under capital lease agreements	87,830	117,295
Other borrowings	156,096	177,364
Total interest expense	10,332,095	13,084,804

Net interest and dividend income before provision for loan losses	13,307,126	12,498,798

Provision for loan losses	1,723,142	1,642,821
Net interest and dividend income after provision for loan losses	11,583,984	10,855,977

Noninterest income:
Fees for other services to customers	1,116,441	826,283
Net securities losses	(20,462)	(82,067)
Gain on sales of loans	707,943	428,580
Investment commissions	1,454,793	1,275,165
Insurance commissions	4,705,042	4,472,344
BOLI income	375,993	367,934
Other income	734,099	619,777
Total noninterest income	9,073,849	7,908,016

Noninterest expense:
Salaries and employee benefits	10,392,407	10,190,848
Occupancy expense	1,449,503	1,402,885
Equipment expense	1,116,165	1,218,827
Intangible assets amortization	549,015	564,621
Other	4,932,693	4,587,666
Total noninterest expense	18,439,783	17,964,847

Income before income tax expense	2,218,050	799,146
Income tax expense	542,436	49,086

Net income	$1,675,614	$750,060

Net income available to common stockholders	$1,493,376	$676,374

Earnings per common share:
Basic	$0.64	$0.29
Diluted	$0.64	$0.29

Net interest margin (tax equivalent basis)	3.15%	2.97%
Net interest spread (tax equivalent basis)	2.94%	2.74%
Return on average assets (annualized)	0.37%	0.16%
Return on average equity (annualized)	4.54%	2.30%
Efficiency ratio	82%	88%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended March 31, 2010 and 2009
(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common		Paid-in	Retained	Comprehensive
	Stock	Stock	Warrants	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2008	$-	$2,315,182	$-	$2,582,270	$36,679,932	$(1,304,072)	$40,273,312
Net income for nine months ended 03/31/09	-	-	-	-	750,060	-	750,060
Other comprehensive income net of tax:
Net unrealized gain on investments available
for sale, net of reclassification adjustment	-	-	-	-	-	3,699,642	3,699,642
Total comprehensive income							4,449,702

Dividends on preferred stock	-	-	-	-	(36,986)	-	(36,986)
Dividends on common stock at $0.27 per share	-	-	-	-	(625,252)	-	(625,252)
Net proceeds from Capital Purchase Program	4,227	-	133,468	4,063,299	-	-	4,200,994
Stock options exercised	-	6,000	-	44,500	-	-	50,500
Stock grant	-	150	-	1,578	-	-	1,728
Accretion of preferred stock	-	-	-	7,920	(7,920)	-	-
Amortization of issuance cost of preferred stock	-	-	-	1,566	(1,566)	-	-
Balance at March 31, 2009	$4,227	$2,321,332	$133,468	$6,701,133	$36,758,268	$2,395,570	$48,313,998

Balance at June 30, 2009	$4,227	$2,321,332	$133,468	$6,708,997	$36,697,712	$1,451,144	$47,316,880
Net income for nine months ended 03/31/10	-	-	-	-	1,675,614	-	1,675,614
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate
caps and swap	-	-	-	-	-	(125,257)	(125,257)
Net unrealized gain on investments available
for sale, net of reclassification adjustment	-	-	-	-	-	2,006,182	2,006,182
Total comprehensive income							3,556,539

Dividends on preferred stock	-	-	-	-	(158,513)	-	(158,513)
Dividends on common stock at $0.27 per share	-	-	-	-	(626,849)	-	(626,849)
Stock options exercised	-	1,000	-	7,000	-	-	8,000
Accretion of preferred stock	-	-	-	19,825	(19,825)	-	-
Amortization of issuance cost of preferred stock	-	-	-	3,901	(3,901)	-	-
Balance at March 31, 2010	$4,227	$2,322,332	$133,468	$6,739,723	$37,564,238	$3,332,069	$50,096,057

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,675,614	$750,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,723,142	1,642,821
Change in net deferred costs	567,200	459,171
Provision made for deferred compensation	145,575	123,797
Write-down of available-for-sale securities	103,203	318,244
Write-down of non-marketable securities	99,041	5,025
BOLI income, net	(375,993)	(367,934)
Depreciation of premises and equipment	812,727	718,831
Amortization of intangible assets	549,015	564,621
Net loss on sale of available-for-sale securities	20,462	82,067
Net loss on disposals, writedowns and sale of fixed assets	116,712	-
Net gain on sale of business	(234,907)	-
Net change in loans held-for-sale	(137,680)	151,765
Stock grant	-	1,728
Net accreation of securities	(22,733)	(111,775)
Change in other assets and liabilities:
Interest receivable	52,465	(6,370)
Prepayment FDIC Assessment	(2,340,175)	-
Other assets and liabilities	546,126	(259,462)
Net cash provided by operating activities	3,299,794	4,072,589

Cash flows from investing activities:
Federal Reserve Bank stock purchased	-	(125,250)
Proceeds from the sales of available-for-sale securities	1,312,142	2,750,973
Purchases of available-for-sale securities	(59,188,505)	(43,548,924)
Proceeds from maturities and principal payments on available-for-sale securities	38,462,243	15,744,020
Loan originations and principal collections, net	2,988,876	7,013,731
Investment in low income tax credit	(1,031,555)	-
Purchases of premises and equipment	(644,808)	(1,042,319)
Proceeds from sales of premises and equipment	43,100	-
Proceeds from sales of acquired assets	417,554	505,613
Proceeds from sale of business	534,366	-
Net cash used by investing activities	(17,106,587)	(18,702,156)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,021,568)	6,277,016
Advances from the Federal Home Loan Bank	12,500,000	5,000,000
Repayment of advances from the Federal Home Loan Bank	(2,000,000)	(25,000,000)
Net repayments on Federal Home Loan Bank overnight advances	(815,000)	(20,250,000)
Structured Repurchase	-	25,000,000
FRB borrower-in-custody	-	15,000,000
Net increase in short-term borrowings	7,020,815	445,272
Dividends paid	(785,362)	(662,238)
Net proceeds from Capital Purchase Program	-	4,200,994
Issuance of common stock	8,000	50,500
Purchase of interest rate caps	(325,000)	-
Repayment on debt from insurance agencies acquisitions	(634,157)	(595,453)
Repayment on capital lease obligation	(110,366)	(110,061)
Net cash provided by financing activities	9,837,362	9,356,030

Net decrease in cash and cash equivalents	(3,969,431)	(5,273,537)

Cash and cash equivalents, beginning of year	13,022,642	12,543,981

Cash and cash equivalents, end of year	$9,053,211	$7,270,444
	-	-
Supplemental schedule of cash flow information:
Interest paid	$10,550,347	$13,194,749
Income taxes paid	$340,000	$195,000

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$2,034,136	$798,446
Due to broker	-	4,934,931
Transfer from acquired assets to loans	44,570	7,820
Change in valuation allowance for unrealized gains on available-for-sale securities, net of tax	1,880,925	3,699,642
Net change in deferred taxes for unrealized (gains) on available-for-sale securities	(1,033,487)	(1,905,877)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2010, the results of operations for the three and nine  month periods ended March 31, 2010 and 2009, the changes in stockholders' equity for the nine month periods ended March 31, 2010 and 2009, and the cash flows for the nine month periods ended March 31, 2010 and 2009. Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company's Annual Report on Form 10-K.

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

The following table summarizes the junior subordinated debentures issued by the Company to each affiliated trust and the trust preferred and common securities issued by each affiliated trust at March 31, 2010. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	3.09%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.09%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	4.69%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	4.09%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.09% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.14% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Preferred Securities, but only to the extent of funds held by the trusts. Based on the current rates, the annual interest expense on the Preferred Securities is approximately $675,000.

The junior subordinated debentures each have variable rates indexed to three-month LIBOR. During the nine months ended March 31, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company’s junior subordinated debt. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates.

The interest rate caps hedge the junior subordinated debt resulting from the issuance of trust preferred securities by our affiliates NBN Capital Trust II and NBN Capital Trust III. The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009 and matures in five years.

The interest rate swap hedges the junior subordinated debt resulting from the insurance of trust preferred stock by our affiliate NBN Capital Trust IV.  The notional amount of $10 million represents the outstanding junior subordinated debt from this trust. Under the terms of the interest rate swap Northeast pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. We receive quarterly interest payments of three month LIBOR plus 1.89% over the same term.

See Note 13 for additional information on derivatives.

3.  Loans

The following is a summary of the composition of loans at:

	March 31, 2010	June 30, 2009
Residential real estate	$150,877,079	$138,789,985
Commercial real estate	125,997,365	120,889,910
Construction	4,737,740	6,383,948
Commercial	28,719,502	29,137,318
Consumer & Other	74,791,858	96,464,967
Total	385,123,544	391,666,128
Net Deferred Costs	1,417,434	1,984,634
Total Loans	$386,540,978	$393,650,762

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Nine months Ended March 31,
	2010	2009
Balance at beginning of period	$5,764,000	$5,656,000
Add provision charged to operations	1,723,142	1,642,821
Recoveries on loans previously charged off	135,396	160,644
	7,622,538	7,459,465
Less loans charged off	1,699,538	1,781,465
Balance at end of period	$5,923,000	$5,678,000

5.  Securities

Securities available-for-sale at amortized cost and approximate fair values and maturities at March 31, 2010 and June 30, 2009 are summarized below:

	March 31, 2010		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$6,082,972	$6,088,407	$8,995,182	$9,029,001
Mortgage-backed securities	136,795,309	142,230,346	121,724,975	124,904,616
Municipal bonds	12,221,811	12,383,313	11,762,533	11,529,915
Collateralized Mortgage Obligation	7,771,507	7,672,656	-	-
Corporate bonds	991,704	1,042,820	1,484,571	1,491,918
Trust preferred securities	584,311	470,222	677,105	411,612
Equity securities	1,077,009	875,233	1,567,069	1,043,078
	$165,524,623	$170,762,997	$146,211,435	$148,410,140

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	March 31, 2010		June 30, 2009
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$5,435	-	78,443	44,624
Mortgage-backed securities	5,494,944	59,907	3,576,997	397,356
Municipal bonds	211,363	49,861	46,083	278,701
Corporate bonds	51,116	-	18,615	11,268
Collateralized Mortgage Obligation	-	98,851	-	-
Trust preferred securities	393	114,482	-	265,493
Equity securities	17,555	219,331	26,344	550,335
	$5,780,806	542,432	3,746,482	1,547,777

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and June 30, 2009:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
Mortgage-backed securities	$14,324,784	59,907	-	-	14,324,784	59,907
Municipal bonds	1,656,746	16,472	570,123	33,389	2,226,869	49,861
Collateralized Mortgage Obligation	7,672,656	98,851	-	-	7,672,656	98,851
Equity securities	42,157	25,419	557,867	193,912	600,024	219,331
Trust preferred securities	21,623	73	366,531	114,409	388,154	114,482
	$23,717,966	200,722	1,494,521	341,710	25,212,487	542,432

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Government-sponsored enterprises	$948,022	44,624	-	-	948,022	44,624
Mortgage-backed securities	19,948,839	393,117	224,084	4,239	20,172,923	397,356
Municipal bonds	6,278,545	200,516	829,002	78,185	7,107,547	278,701
Corporate bonds	-	-	488,731	11,268	488,731	11,268
Equity securities	210,607	77,388	675,083	472,947	885,690	550,335
Trust preferred securities	-	-	411,612	265,493	411,612	265,493
	$27,386,013	715,645	2,628,512	832,132	30,014,525	1,547,777

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at March 31, 2010, except as discussed below.

Based on management's assessment of available-for-sale securities, there has been an other-than-temporary decline in market value of certain trust preferred and equity securities. During the nine months ended March 31, 2010 and 2009, write-downs of available-for-sale securities were $103,203 and $318,244, respectively, and are included in other noninterest expense in the consolidated statements of income.

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

The following table summarizes other-than-temporary impairment losses on securities for the nine months ended March 31, 2010:
	Equity Securities	Trust Preferred Securities	Total
Total other-than-temporary impairment losses	$103,203	-	103,203
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	-
Net impairment losses recognized in earnings (2)	$103,203	-	103,203

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities

The amortized cost and fair values of available-for-sale debt securities at March 31, 2010 and June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$991,704	$1,042,820	$500,000	$488,731
Due after one year through five years	2,500,000	2,500,000	8,987,106	9,084,165
Due after five years through ten years	3,295,000	3,321,293	-	-
Due after ten years	20,865,601	20,793,305	13,432,285	12,889,550
Mortgage-backed securities (including securities with interest rates ranging
from 4.0% to 6.4% maturing February 2013 to September 2038)	136,795,309	142,230,346	121,724,975	124,904,616
	$164,447,614	$169,887,764	$144,644,366	$147,367,062

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2010
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending March 31,
$8,000,000	3.99% - 4.99%	2012
10,000,000	2.55 - 2.59	2013
5,000,000	3.99	2014
12,500,000	2.91 - 3.08	2015
10,000,000	4.26	2017
5,000,000	4.29	2018
$50,500,000

June 30, 2010
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$2,815,000	0.28% - 4.31%	2010
3,000,000	4.99	2011
5,000,000	3.99	2012
15,000,000	2.55 - 3.99	2013
10,000,000	4.26	2017
5,000,000	4.29	2018
$40,815,000

The Federal Home Loan Bank has the option to call $33,000,000 of the outstanding advances at March 31, 2010. The options are continuously callable quarterly until maturity.

7.  Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at March 31, 2010 was $65,000,000.

March 31, 2010
Amount	Interest Rate	Imbedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	Expired	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	Expired	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$5,000,000	2.86%	None			March 25, 2014
$65,000,000

June 30, 2009
Amount	Interest Rate	Imbedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
$20,000,000	4.68%	Purchased Caps	$40,000,000	5.50%	August 28, 2012
$10,000,000	3.98%	Sold Floors	$20,000,000	4.86%	August 28, 2012
$10,000,000	4.18%	Purchased Caps	$10,000,000	4.88%	December 13, 2012
$10,000,000	4.30%	Purchased Caps	$10,000,000	3.79%	July 3, 2013
$10,000,000	4.44%	Purchased Caps	$10,000,000	3.81%	September 23, 2015
$5,000,000	2.86%	None			March 25, 2014
$65,000,000

For leveraging strategies implemented in fiscal 2009, the Company pledged mortgage-backed securities of $28,217,084, at inception, as collateral for $25,000,000 borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10,000,000 each had imbedded interest rate caps as summarized in the table above. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively. Each agreement can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

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

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $74,837,808 as of March 31, 2010.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2009 audited consolidated financial statements. In accordance with ASC 718-10-25, "Compensation-Stock Compensation-Overall-Recognition," the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled. Since there were no new options granted (or modifications of existing options) during the nine months ended March 31, 2010, no expense was recognized.

9.  Capital Lease

Northeast Bank Insurance Group, Inc. exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine. The transaction was closed in June 2009. The previously recognized capital lease was terminated and resulted in a loss from the extinguishment of the capital lease obligation, which was capitalized as part of the cost of the building. The Spence & Matthews Insurance Agency occupies the entire building. In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine. The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space in its headpuarters building.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligations at March 31, 2010 are as follows:

2011		$264,262
2012		264,262
2013		264,262
2014		264,262
2015		264,262
2016	and thereafter	1,619,335
	Total minimum lease payments	2,940,645
	Less imputed interest	672,184
	Capital lease obligation	$2,268,461

10.  Other Expenses

Other expenses include the following for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Professional fees	$368,583	$190,196	$954,000	589,300
FDIC insurance	158,968	150,000	478,766	299,176
Advertising expense	141,251	112,272	397,467	410,369
Computer services and processing costs	227,982	210,095	669,680	591,689
Loan expense	193,138	245,135	511,058	583,499
Telephone expense	71,918	86,274	257,088	267,976
Write-down of available-for-sale securities	-	23,978	103,203	318,244
Write-down of non-marketable securities	38,113	1,675	99,041	5,025
Other	519,491	489,072	1,462,390	1,522,388
	$1,719,444	$1,508,697	$4,932,693	$4,587,666

11.  Insurance Agency Acquisitions

Northeast Bank Insurance Group, Inc. acquired one insurance agency in fiscal 2009, three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007. Each acquisition was as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency, which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates, which was a purchase of assets for cash. Each agency, operates at the location being used at the time of the acquistion except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine. Spence & Matthews has an office in Rochester, NH.

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

	Acquisition
Purchase price	2009	2008	2007
Cash paid	$715,000	3,701,250	2,450,000
Debt incurred	-	2,823,936	2,317,000
Acquisition costs	2,710	36,354	21,002
Total	$717,710	6,561,540	4,788,002

Allocation of purchase price:
Goodwill	$100,160	1,545,110	2,472,906
Customer list intangible	480,000	3,905,000	1,970,000
Non-compete intangible	135,000	1,100,000	535,000
Fixed and other assets	2,550	11,430	14,096
Deferred income taxes	-	-	(204,000)
Total	$717,710	6,561,540	4,788,002

$2,902,501 of the total goodwill acquired is expected to be deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004. This acquisition was accounted for using the purchase method and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

The customer list of our Mexico, Maine insurance agency office was sold to U.I.G. Inc. on December 31, 2009.  The customer list and certain fixed assets of our Rangeley, Maine insurance agency office were sold to Morton & Furbish Insurance Agency on January 31, 2010.  Since these offices were part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangibles were allocated based upon the gross commission revenues for the Mexico and Rangeley offices as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The land and buildings in Mexico and Rangeley have been listed for sale by Northeast Bank Insurance Group, Inc. Impairment expense of $50,000 and $91,080 was recognized for the Mexico and Rangeley buildings respectively, in order to adjust the carrying values to the expected sales price.

	Mexico	Rangeley
Sale price	$269,575	279,791
Allocated customer intangible, net of amortization	153,803	145,656
Fixed assets, net of accumulated depreciation	-	4,229
Gain recognized	$115,772	129,906

12.  Fair Value Measurements

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at March 31, 2010 and June 30, 2009.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions: valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to initial valuation, management only changes level 3 inputs and assumptions when evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows indicates that initial valuations need to be updated.

The following summarizes assets measured at fair value for the period ending March 31, 2010 and June 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
March 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$170,762,997	1,345,455	169,417,542	-
Other assets – purchased interest rate caps	218,889	-	-	218,889

	Fair Value Measurements at Reporting Date Using:
June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$148,410,140	1,454,690	146,955,450	-

The following tables shows the changes in the fair values of purchased interest rate caps measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010.

2010
Beginning balance	$-
Transferred in	218,889
Ending balance at March 31	$218,889

The Company’s impaired loans and acquired assets are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 input based upon appraisals of similar properties obtained from a third party. For Level 3, input collateral values are based on management’s estimates pending appraisals from third party valuation services or imminent sale of collateral.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
March 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,014,061	-	-	1,014,061
Acquired assets	1,920,172	-	1,325,230	594,942

	Fair Value Measurements at Reporting Date Using:
June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,708,330	-	512,645	1,195,685
Acquired assets	672,669	-	-	672,669

The following tables shows the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010 and 2009.
	2010	2009
Beginning balance	$1,195,685	$971,405
Loans transferred in	1,255,213	2,210,086
Loans transferred out	1,436,837	1,703,778
Ending balance at March 31	$1,014,061	$1,477,713

The following tables shows the changes in the fair values of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010 and 2009.

	2010	2009
Beginning balance	$672,669	$678,349
Loans transferred in	582,211	647,208
Loans transferred out	659,938	539,276
Ending balance at March 31	$594,942	$786,281

LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
March 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative financial instruments	83,672	-	-	83,672

The following tables shows the changes in the fair values of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010.

2010
Beginning balance	$-
Transferred in	83,672
Ending balance at March 31	$83,672

The Company’s derivative financial instruments are generally classified within level 3 of the fair value hierarchy.  For these financial instruments, the Company obtains fair value measurements from independent pricing services.  The fair value measurement utilize a discounted cash flow model that incorporates and considers observable data, that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

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

Fair value for significant nonperforming loans is based on estimated cash flows and is discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are developed using available market information and historical information.

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

Derivative financial instruments:  Fair value for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

The following table presents the estimated fair value of the Company's significant financial instruments at March 31, 2010 and June 30, 2009:

	March 31, 2010		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,053	9,053	$13,023	13,023
Available-for-sale securities	170,763	170,763	148,410	148,410
Regulatory stock (FHLB and FRB)	5,486	5,486	5,486	5,486
Loans held-for-sale	2,574	2,581	2,437	2,444
Loans, net	380,618	388,611	387,887	396,113
Accrued interest receivable	2,148	2,148	2,200	2,200
Other assets – purchased interest rate caps	325	219	-	-

Financial liabilities:
Deposits (with no stated maturity)	159,107	159,107	134,822	134,822
Time deposits	221,257	224,421	250,564	254,134
Federal Home Loan Bank advances	50,500	53,207	40,815	43,151
Structured repurchase agreements	65,000	70,121	65,000	70,121
Other borrowings	2,630	2,630	3,264	3,264
Short-term borrowings	41,456	41,456	34,435	34,435
Capital lease obligation	2,268	2,399	2,379	2,517
Junior subordinated debentures issued to affiliated trusts	16,496	10,158	16,496	10,158
Other liabilities - interest rate swaps	84	84	-	-

13. Derivatives

The Company has stand alone derivative financial instruments in the form of interest rate caps which derive their value from a fee paid adjusted to its fair value based on its index and strike rate, and a swap agreement which derives its value from underlying interest rate.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Derivative instruments are generally negotiated OTC contracts.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Risk Management Policies – Hedging Instruments
The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net income volatility within an assumed range of interest rates.

Interest Rate Risk Management – Cash Flow Hedging Instruments
The Company uses long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.  To meet this objective, management enters into interest rate caps whereby the Company receives variable interest payments above a specified interest rate and swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

At March 31, 2010, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:
	Interest Rate Caps	Interest Rate Swap
Notional amount	$6,000,000	$10,000,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.14%
Strike rate based on 3 month LIBOR	2.505%
Weighted average maturity in years	4.5	4.8
Unrealized losses	$106,111	$83,672

The Company purchased two interest rate caps for $325,000 which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the nine months ended March 31, 2010, no interest rate cap or swap agreements were terminated prior to maturity.  At March 31, 2010, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815.  Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  None of the other comprehensive income was reclassified into interest expense during the nine months ended March 31, 2010.

Risk management results for the nine months ended March 31, 2010 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of March 31, 2010, none of the losses reported in other comprehensive income related to the interest swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three months ended June 30, 2010.

March 31, 2010	Asset Derivatives
Derivatives designated as hedging instruments under A5C815:
	Balance Sheet Location	Fair Value
Interest Rate Contracts	Other Assets	$135,217

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

14.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP.  The Company adopted this standard during the third quarter of 2009.  The adoption had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  These standards did not have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning January/July/October 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”.  The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective July 1, 2009, did not have a material impact on the Company’s earnings per share.

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.”  This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met.  This guidance became effective July 1, 2009.  The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.”  The updated guidance will significantly change the accounting for business combinations.  Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009.  The adoption of this statement did not have a material impact on its financial condition and results of operations.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Bank/Company/Corporation/Credit Union may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 12.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition presents a review of the results of operations for the three and nine months ended March 31, 2010 and 2009 and the financial condition at March 31, 2010 and June 30, 2009. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2009, for discussion of the critical accounting policies of the Company. Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Merger Announcement

On March 30, 2010, Northeast Bancorp (“Northeast") issued a press release announcing that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with FHB Formation, LLC of Boston, MA, a Delaware limited liability company ("FHB"). Pursuant to the terms and conditions set forth in the Merger Agreement, FHB will merge with and into Northeast (the "Merger"), with Northeast continuing as the surviving corporation (the "Surviving Corporation").

At the effective time of the Merger, each share of Northeast’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time of the Merger ("Northeast Common Stock") will be converted into the right to receive, at the election of the holder (i) one share of common stock of the Surviving Corporation (the "Stock Consideration") or (ii) $13.93 (the "Cash Consideration"), subject to allocation and proration procedures which provide that, in the aggregate, 1,393,399 shares of Northeast Common Stock will be converted into the Stock Consideration and the remaining shares of outstanding Northeast Common Stock will be converted into the Cash Consideration. Holders of Northeast Common Stock prior to the consummation of the Merger will own, in the aggregate, approximately 40% of the Surviving Company common stock outstanding immediately following the consummation of the Merger, on a fully diluted basis. In connection with the Merger, each outstanding option to purchase shares of Northeast common stock will be converted into an option to purchase an identical number of shares of the Surviving Corporation at the same exercise price as the Northeast option.

The surviving company’s business plan aims to reinforce and expand Northeast’s established franchise and brand with employment growth, stronger involvement in local communities and balance sheet growth. In addition, the surviving company intends to add a loan purchasing and servicing program through the creation of a Loan Acquisition and Servicing Group. Through this group, the surviving company expects to blend an appropriate amount of purchased performing commercial loans into the portfolio and to develop a servicing capability that is expected to generate additional fee income from managing commercial loans for the benefit of third party customers.

The Investment will bring significant new capital and resources to further build upon Northeast’s community banking and financial services franchise. Northeast will retain its headquarters in Lewiston, ME, and Northeast’s management and employees will continue in their positions. With this transaction, Northeast’s customer accounts and retail locations will not change, making this transaction seamless for customers across all of Northeast’s business lines, including its investment group, Northeast Financial Services and its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.

For additional information, see the current report on 8-K filed on March 31, 2010; the Agreement and Plan for Merger is filed as an exhibit to the current report.

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

Northeast Bank is faced with the following challenges: increasing interest-bearing, non-maturing deposits, decreasing non-accrual loans, improving the net interest margin, executing our plan of increasing noninterest income and improving our efficiency ratio.

Interest-bearing, non-maturing deposits increased $24.6 million compared to June 30, 2009, primarily from a new savings account product, which is open solely to customers with maturing certificates of deposit. This new product pays a rate of 1.30% and accounted for $13.5 million of the increase in interest-bearing, non-maturing deposits.

Loans decreased $7.1 million compared to June 30, 2009, due principally to a $21.7 million decrease in indirect consumer loans. Excluding this decrease, there was a net increase of $14.6 million in the other loan portfolios, primarily residential and commercial real estate loans.

The net interest margin was 3.30% for the quarter ended March 31, 2010, an increase of 28 basis points compared to 3.02% for the quarter ended March 31, 2009. Compared to the quarter ended December 31, 2009, our net interest margin increased 1 basis point.

Since our balance sheet was liability sensitive at December 31, 2009, due to the cost of interest-bearing liabilities repricing more quickly than the yield of interest-bearing assets, net interest income would generally be expected to increase during a period of declining interest rates (and decrease during a period of rising interest rates).

Management believes that the allowance for loan losses as of March 31, 2010 was adequate, under present conditions, for the known credit risk in the loan portfolio. Due to increased loan delinquencies and non-accruals comparing March 31, 2010 to the levels at June 30, 2009, we increased our allowance for loan losses by $159,000, to $5,923,000, as compared to June 30, 2009.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 82% and 85% for the three months ended March 31, 2010 and 2009, respectively. The ratio has decreased due to the increase in net interest income and noninterest income as compared to the same period one year ago.

We sold our Rangeley, Maine insurance agency customer list and certain fixed assets on January 31, 2010. The sale resulted in a gain of $129,906 which was included in other noninterest income for the quarter and nine months ended March 31, 2010. The land and building occupied by our Rangeley office has been closed and listed for sale. We recognized impairment expense of $91,080 as a result of adjusting the book value of the building and land to its estimated fair value.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company is also a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2010, we had ten banking offices, one financial center, a loan production office in Portsmouth, New Hampshire and twelve insurance offices located in western and south-central Maine and southeastern New Hampshire. At March 31, 2010, we had consolidated assets of $612.0 million and consolidated stockholders' equity of $50.1 million.

The Company's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. The Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's ten offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Poland, Portland, and South Paris, Maine. The Bank's financial center located in Falmouth, Maine houses our investment brokerage division which offers investment, insurance and financial planning products and services. We also operate a loan production office in Portsmouth, New Hampshire.

Our newest branch opened in Poland, Maine in February, 2010. At the same time, our branch in Mechanic Falls closed and the customer accounts from this branch were transferred to the new Poland branch. In January 2010, our branch located at 882 Lisbon Street in Lewiston was closed, and the customer accounts from the closed branch were transferred to our branch at 500 Canal Street, also in Lewiston.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its twelve offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Thomaston, Turner, Scarborough, and South Paris, Maine and Rochester, New Hampshire. We sold our customer lists of our agency offices in Mexico and Rangeley on December 31, 2009 and January 31, 2010, respectively. Each agency office was closed following the sale.

We acquired Goodrich Insurance Associates of Berwick, Maine on May 15, 2009, and merged them into our Spence & Matthew office in November, 2009. Seven agencies have been acquired previously: Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine and the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2009 audited consolidated financial statements and Note 10 of the March 31, 2010 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

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

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

General

The Company reported consolidated net income of $530,632, or $0.20 per diluted share, for the three months ended March 31, 2010 compared to $387,370, or $0.14 per diluted share, for the three months ended March 31, 2009, an increase of $143,262, or 37%. Net interest and dividend income increased $364,261, or 9%, as a result of a higher net interest margin. The provision for loan losses increased $22,062, or 4%, compared to the quarter ended March 31, 2009. Noninterest income increased $360,251, or 13%, from increased fees for other services to customers, investment and insurance commissions. Noninterest expense increased $428,643, or 7%, primarily due to increased salaries and benefits and other noninterest expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.32% and 0.35%, respectively, for the quarter ended March 31, 2010 as compared to 3.27% and 0.26%, respectively, for the quarter ended March 31, 2009. The increases in the returns on average equity and average assets were primarily due to the increase in net income for the most recent quarter.

The Company reported consolidated net income of $1,675,614, or $0.64 per diluted share, for the nine months ended March 31, 2010 compared to $750,060, or $0.29 per diluted share, for the nine months ended March 31, 2009, an increase of $925,554, or 123%. Net interest and dividend income increased $808,328, or 6%, as a result of a higher net interest margin and increased earning assets. The provision for loan losses increased $80,321, or 5%, compared to the nine months ended March 31, 2009. Noninterest income increased $1,165,833, or 15%, from increased fees for other services to customers, gains on sales of loans, investment and insurance commissions. Noninterest expense increased $474,936, or 3%, primarily due to increased salaries and employee benefits and other noninterest expense.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 4.54% and 0.37%, respectively, for the nine months ended March 31, 2010 as compared to 2.30% and 0.16%, respectively, for the nine months ended March 31, 2009. The increases in the returns on average equity and average assets were primarily due to the increase in net income.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2010 increased to $4,595,208 as compared to $4,230,947 for the same period in 2009. The increase in net interest and dividend income of $364,261, or 9%, was primarily due to a 28 basis point increase in net interest margin, on a tax equivalent basis, and more than offset the impact of a decrease in average earning assets of $4,171,190, or 1%, for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The decrease in average earning assets was primarily due to a decrease in average loans of $16,253,149 which was partially offset by an increase in average available-for-sale securities of $6,588,898, or 4%, from the purchase of U.S. government-sponsored enterprise mortgage-backed securities, and an increase in average interest-bearing deposits and regulatory stock of $5,493,061, or 63%. Average loans as a percentage of average earning assets was 68% and 71% for quarters ended March 31, 2010 and 2009, respectively. Our net interest margin, on a tax equivalent basis, was 3.30% and 3.02% for the quarters ended March 31, 2010 and 2009, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended March 31, 2010 was 3.02%, an increase of 32 basis points from 2.70% for the same period a year ago. Comparing the three months ended March 31, 2010 and 2009, the yields on earning assets decreased 30 basis points, and the cost of interest-bearing liabilities decreased 62 basis points. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposits, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended March 31, 2010 and 2009.
	Difference Due to
	Volume	Rate	Total
Investments	$82,825	$(222,173)	$(139,348)
Loans, net	(248,913)	(83,988)	(332,901)
FHLB & Other Deposits	10,991	(26,554)	(15,563)
Total Interest-earnings Assets	(155,097)	(332,715)	(487,812)

Deposits	58,762	(615,171)	(556,409)
Securities sold under Repurchase Agreements	26,488	(7,224)	19,264
Borrowings	(230,227)	(88,538)	(318,765)
Total Interest-bearing Liabilities	(144,977)	(710,933)	(855,910)
Net Interest and Dividend Income	$(10,120)	$378,218	$368,098

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $54,273 and $50,436 for the three months ended March 31, 2010 and 2009, respectively.

Net interest and dividend income for the nine months ended March 31, 2010 increased to $13,307,126 as compared to $12,498,798 for the same period in 2009. The increase in net interest and dividend income of $808,328, or 6%, was primarily due to an 18 basis point increase in net interest margin, on a tax equivalent basis, and by an increase in average earning assets of $2,543,460, or less than 1%, for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. The increase in average earning assets was primarily due to an increase in average available-for-sale securities of $13,179,674, or 9%, from the purchase of mortgage-backed securities and an increase in average interest-bearing deposits and regulatory stock of $4,204,770, or 44%, partially offset by a decrease in average loans of $14,840,984, or 4%. Average loans as a percentage of average earning assets was 69% and 72% for quarters ended March 31, 2010 and 2009, respectively. Our net interest margin, on a tax equivalent basis, was 3.15% and 2.97% for the nine months ended March 31, 2010 and 2009, respectively. Our net interest spread, on a tax equivalent basis, for the nine months ended March 31, 2010 was 2.94%, an increase of 20 basis points from 2.74% for the same period a year ago. Comparing the nine months ended March 31, 2010 and 2009, the yields on earning assets decreased 48 basis points, and the cost of interest-bearing liabilities decreased 68 basis points. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on a significant volume of maturing certificates of deposit, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the nine months ended March 31, 2010 and 2009.

	Difference Due to
	Volume	Rate	Total
Investments	$497,277	$(714,198)	$(216,921)
Loans, net	(701,791)	(978,745)	(1,680,536)
FHLB & Other Deposits	25,813	(66,241)	(40,428)
Total Interest-earnings Assets	(178,701)	(1,759,184)	(1,937,885)

Deposits	338,903	(1,983,922)	(1,645,019)
Securities sold under Repurchase Agreements	70,138	(171,700)	(101,562)
Borrowings	(762,286)	(243,842)	(1,006,128)
Total Interest-bearing Liabilities	(353,245)	(2,399,464)	(2,752,709)
Net Interest and Dividend Income	$174,544	$640,280	$814,824

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $158,930 and $152,434 for the nine months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010 and 2009, 53% and 47%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill. Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 was $640,598, an increase of $22,062, or 4%, from $618,536 for the three months ended March 31, 2009. For the nine months ended March 31, 2010 and 2009, the provisions for loan losses were $1,723,142 and $1,642,821, respectively, an increase of $80,321, or 5%. The provision for loan losses reflects the high level of net credit losses of $589,598 and $661,537 for the quarters ended March 31, 2010 and 2009, respectively, and $1,564,142 and $1,620,821 for the nine months ended March 31, 2010 and 2009, respectively. In conjunction with the overdraft privilege program implemented in July, 2009, a portion of the provision for loan losses was used to create a reserve for uncollectible overdraft fees that have been charged to customers overdrawing their checking accounts. The overdrawn checking accounts were reclassified to consumer loans. The provision for loan losses excluding the overdraft privilege program was $630,491 and $1,679,897 for the quarter and nine months ended March 31, 2010, respectively.

We increased the allowance for loan losses by $159,000 compared to its June 30, 2009 balance by recognizing a provision greater than net charge-offs. For our internal analysis of adequacy of the allowance for loan losses, we considered: the decrease in net loans during the nine months ended March 31, 2010; the decrease in net charge-offs of $56,679 for the nine months ended March 31, 2010 compared to the same period in 2009; the increase in net charge-offs of $150,904 for the quarter ended March 31, 2010 compared to the quarter ended June 30, 2009; an increase in loan delinquency to 3.89% at March 31, 2010 compared to 3.42% at June 30, 2009; a decrease of $50,000, or less than 1%, in non-performing loans (90 days or more past due) at March 31, 2010 compared to June 30, 2009; and a decrease in internally classified and criticized loans at March 31, 2010 compared to June 30, 2009. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.53% at March 31, 2010 and 1.46% at June 30, 2009 compared to 1.40% at March 31, 2009.

Noninterest Income

Total noninterest income was $3,065,114 for the quarter ended March 31, 2010, an increase of $360,251, or 13%, from $2,704,863 for the quarter ended March 31, 2009. This increase reflected the combined impact of a $113,408, or 48%, increase in fees for other services to customers which was primarily attributable to the overdraft privilege program implemented in July, 2009, a $220,186, or 89%, increase in investment commissions due to higher sales volume, a $217,139, or 14%, increase in insurance commissions due to an increase in contingent and growth bonuses, and a $44,011, or 17%, increase in other noninterest income primarily due to $129,905 gain from the sale of the customer list of the Rangeley insurance agency office, partially offset by a $174,057, or 55%, decrease in gain on the sale of loans primarily due to the volume of residential real estate loans sold into the secondary market for the quarter ended March 31, 2010 of $14.1 million compared to $32.0 million sold in the same period one year ago.

For the nine months ended March 31, 2010, total noninterest income was $9,073,849, an increase of $1,165,833, or 15%, from $7,908,016 for the nine months ended March 31, 2009. This increase was due to a $290,158, or 35%, increase in fees for other services to customers, primarily the overdraft privilege program, a $279,363, or 65%, increase in gains on the sales of loans on volume of $54.6 million in the nine months ended March 31, 2010 compared to $42.6 million for the nine months ended March 31, 2009, a $179,628, or 14%, increase investment commissions due to sales volume, a $232,698, or 5%, increase in insurance commissions due to the full year impact of the acquisition of Goodrich Insurance Associates  combined with an increase in contingent and growth bonuses and a $114,322, or 18%, increase in other noninterest income due to the $245,677 gain realized on the sale of the Mexico and Rangeley insurance agency offices’ customer lists, partially offset by lower trust income and lower gains from options trading.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 was $6,271,749, an increase of $428,643, or 7%, from $5,843,106 for the three months ended March 31, 2009. The increase was primarily due to a $212,558, or 7%, increase in salaries and employee benefits due to increases in staff for the mortgage origination and investment brokerage divisions and a $210,747, or 14%, increase in other noninterest expense due to increased professional fees, including $157,154 in legal and investment banking fees related to the announced merger, and equity securities impairment expense compared to the quarter ended March 31, 2009. The increase in salaries and benefits expense of $212,558, or 7%, was due to increases in staffing in the mortgage origination, loan processing and investment brokerage areas in order to capitalize on market opportunities. Occupancy expense increased $45,690, or 9%, primarily due to impairment expense of $91,080 recognized from the write-down of our Rangeley insurance agency building to its estimated fair value, which was partially offset by a decrease in rent expense, building repairs and maintenance, utilities and capital lease amortization compared to the quarter ended March 31, 2009. The capital lease for our Berwick insurance agency office converted to a land and building asset upon exercise of the purchase option in June, 2009. The decrease in equipment expense of $35,781, or 9%, was due to a decrease in equipment repairs and maintenance.

For the nine months ended March 31, 2010, total noninterest expense was $18,439,783, an increase of $474,936, or 3%, from $17,964,847 for the nine months ended March 31, 2009. This increase was primarily due to an increase of $201,559, or 2%, in salaries and employee benefits due to expanding staff in mortgage loan origination, loan processing and investment brokerage, or $46,618, or 3% increase of occupancy expense primarily due to impairment expense of $136,690 recognized from the write-down of the Mexico and Rangeley buildings to their estimated fair value with the increase partially offset by a decrease in capital lease amortization, building repairs and maintenance, ground maintenance and utilities, and a $345,027, or 8%, increase in other noninterest expense from an increase of $364,700 in professional fees (including consulting and merger related legal and investment banking fees), an increase of $179,590 in FDIC insurance assessments and an increase of $77,991 for computer services partially offset by decreases in collection expenses of $72,991, supplies of $19,506, telecommunications of $10,888, travel and entertainment of $31,941 and equity security impairment expense of $121,025 compared to the same period in 2009. Equipment expense decreased $102,662, or 8%, primarily due to decreases in depreciation expense for furniture, software, and vehicles and computer maintenance.

Income Taxes

For the quarter and nine months ended March 31, 2010, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2009.

Efficiency Ratio

Our efficiency ratio, which is total non interest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 82% and 85% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the efficiency ratio for the three months ended March 31, 2010 was due to an increase in net interest and noninterest income compared to the three months ended March 31, 2009. For the nine months ended March 31, 2010 and 2009, our efficiency ratio was 82% and 88%, respectively. The decrease in the efficiency ratio for the nine months ended March 31, 2010 was also due an increase in net interest and noninterest income compared to the same period of 2009.

Financial Condition

Our consolidated assets were $611,970,296 and $598,148,130 as of March 31, 2010 and June 30, 2009, respectively, an increase of $13,822,166, or 2%. This increase was primarily due to increases of $22,352,857, or 15%, in available-for-sale securities, $137,680, or 6%, in loans held-for-sale, and $3,418,318, or 10%, in combined premises and equipment, acquired assets, accrued interest receivable, regulatory stock, bank owned life insurance and other assets, partially offset by decreases of $3,969,431, or 30%, in cash and due from banks and interest-bearing deposits, $7,268,784, or 2%, in net loans primarily from a decrease in consumer loans, and a $848,474, or 10%, decrease in intangible assets resulting from amortization and sale of the customer list intangibles allocated to the Mexico and Rangeley insurance agencies of $299,459. For the three months ended March 31, 2010, average total assets were $613,193,300, a decrease of $2,697,599, or less than 1%, from $615,890,899 for the same period in 2009. This average asset decrease was primarily attributable to decreases in loans held-for-sale and net loans.

Total stockholders' equity was $50,096,057 and $47,316,880 at March 31, 2010 and June 30, 2009, respectively, an increase of $2,779,177, or 6%, due to net income for the nine months ended March 31, 2010 and an increase in accumulated other comprehensive income partially offset by dividends paid. Book value per outstanding share was $19.74 at March 31, 2010 and $18.57 at June 30, 2009. Tangible book value per outstanding share was $14.60 at March 31, 2010 and $13.05 at June 30, 2009. The increase in tangible book value was due primarily to a decrease in goodwill and other intangibles from the amortization of other intangibles and sale of the customer list intangible allocated to the Mexico and Rangeley insurance agency offices during the quarter ended March 31, 2010.

Investment Securities

The available-for-sale investment portfolio was $170,762,997 as of March 31, 2010, an increase of $22,352,857, or 15%, from $148,410,140 as of June 30, 2009. Excess cash balance and funds from the decrease in loans and increase in short-term borrowings were used to purchase U.S. government-sponsored enterprise mortgage-backed securities.

The investment portfolio as of March 31, 2010 consisted of mortgage-backed, collateralized mortgage obligation and debt securities issued by U.S. government-sponsored enterprises and corporations, municipal bonds, trust preferred securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $166,706,630 for the three months ended March 31, 2010 as compared to $160,117,732 for the three months ended March 31, 2009, an increase of $6,588,898, or 4%. This increase was due primarily to the purchase of U.S. government-sponsored enterprise mortgage-backed securities noted above.

Our entire investment portfolio was classified as available-for-sale at March 31, 2010 and June 30, 2009, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at March 31, 2010 were $165,524,623 and $170,762,997, respectively. The difference between the carrying value and the cost of the securities of $5,238,374 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized losses on collateralized mortgage obligations, trust preferred and equity securities was $414,716, and the net unrealized gains on U.S. government-sponsored enterprises bonds and mortgage-backed, corporate debt, and municipal securities were $5,653,090 at March 31, 2010. The U.S. government-sponsored enterprise bonds and corporate debt securities have increased in market value due to the decreases in long-term interest rates as compared to June 30, 2009. Substantially all of the U.S. government-sponsored enterprise bonds and mortgage-backed and municipal securities held in our portfolio are high investment grade securities. Five municipal bonds, six trust preferred securities and three preferred stocks in the bank’s portfolio had been downgraded by credit rating agencies below our investment grade. Each of these securities was subject to impairment testing at March 31, 2010. No additional impairment expense was recognized. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprise bonds and mortgage-backed, corporate debt, municipal securities, and trust preferred securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $389,115,253 as of March 31, 2010 decreased $6,972,104, or 2%, from $396,087,357 as of June 30, 2009. Compared to June 30, 2009, residential real estate loans increased $12,087,094, or 9%, loans held-for-sale increased $137,680, or 6%, and commercial real estate loans increased $5,107,455, or 4%. The decreases in the other portfolios more than offset these increases including construction loans, which decreased $1,646,208, or 26%, commercial loans, which decreased $417,816, or 1%, and consumer and other loans, which decreased $21,673,109, or 22%. Deferred fees decreased $567,200. The total loan portfolio, including loans held-for-sale, averaged $390,502,357 for the three months ended March 31, 2010, a decrease of $16,253,149, or 4%, compared to $406,755,506 for the three months ended March 31, 2009.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans, excluding loans held-for-sale, consisting of primarily owner-occupied residential loans, were 39% of total loans as of March 31, 2010, and 35% as of June 30, 2009 and March 31, 2009, respectively. The variable rate product as a percentage of total residential real estate loans was 39%, 37% and 36% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $146,117,184 for the three months ended March 31, 2010 increased $6,208,641, or 4%, from $139,908,543, for the three months ended March 31, 2009. This increase was due to the origination of loans for portfolio. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 2% of residential real estate loans at March 31, 2010. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 33%, 31%, and 29% as of March 31, 2010, June 30, 2009 and March 31, 2009, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96% as of March 31, 2009, 95% as of June 30, 2009 and March 31, 2009, respectively. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $126,954,026 for the three months ended March 31, 2010 increased $11,137,963, or 10%, from $115,816,063 for the same period in 2009.

Construction loans as a percentage of total loans were 1% as of March 31, 2010 and June 30, 2009 and 3% as of March 31, 2009. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 62% as of March 31, 2010, 51% as of June 30, 2009 and 66% as of March 31, 2009. Average construction loans were $4,390,522 and $9,380,160 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $4,989,638, or 53%.

Commercial loans as a percentage of total loans were 7% as of March 31, 2010, 8% as of June 30, 2009 and 7% as of March 31, 2009. The variable rate products as a percentage of total commercial loans were 69% as of March 31, 2010, 70% as of June 30, 2009, and 69% as of March 31, 2009. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $28,744,162 for the three months ended March 31, 2010 decreased $509,105, or 2%, from $29,253,267 for the same period in 2008.

Effective October 31, 2008, we terminated all consumer indirect lending. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods.

Consumer and other loans as a percentage of total loans were 20% for the period ended March 31, 2010, 25% as of June 30, 2009 and 26% as of March 31, 2009. At March 31, 2010, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 22%, 52%, and 18% of total consumer loans, respectively. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees were deferred and amortized over the life of the loans as a yield adjustment. Management attempted to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $81,258,276 and $107,916,923 for the three months ended March 31, 2010 and 2009, respectively. The $26,658,647, or 25%, decrease was due to the runoff of indirect loans. The composition of consumer loans is detailed in the following table.

	Consumer Loans as of
	March 31, 2010		June 30, 2009
Indirect Auto	$16,920,030	22%	$25,862,715	27%
Indirect RV	38,715,949	52%	46,002,568	48%
Indirect Mobile Home	13,306,551	18%	18,874,678	19%
Subtotal Indirect	68,942,530	92%	90,739,961	94%
Other	5,849,328	8%	5,725,006	6%
Total	$74,791,858	100%	$96,464,967	100%

Classification of Assets

Loans are classified as non-performing when reaching 90 days or more delinquent or, when less than 90 days past due, when we judge that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $9,844,000 and $9,894,000 at March 31, 2010 and June 30, 2009, respectively, or 2.55% and 2.51% of total loans, respectively. The Bank's allowance for loan losses was equal to 60% and 58% of the total non-performing loans at March 31, 2010 and June 30, 2009, respectively. The following table represents the Bank's non-performing loans as of March 31, 2010 and June 30, 2009:

Description	March 31, 2010	June 30, 2009
Residential Real Estate	$2,306,000	$1,620,000
Commercial Real Estate	3,972,000	4,373,000
Construction Loans	249,000	-
Commercial Loans	2,487,000	3,327,000
Consumer and Other	830,000	574,000
Total non-performing	$9,844,000	$9,894,000

Non-performing loans decreased slightly in the nine months ended March 31, 2010 compared to June 30, 2009 primarily from real estate secured loans. Of total non-performing loans at March 31, 2010, $3,804,000 of these loans were current and paying as agreed compared to $3,352,000 at June 30, 2009, an increase of $452,000. The Bank continues to classify these loans as non-performing until the respective borrowers have demonstrated a sustainable period of performance. At March 31, 2010, the Bank had $109,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $928,000 when compared to the level of $1,037,000 at June 30, 2009.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
4.88%	5.65%	4.46%	4.27%	5.10%

Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, was 3.89% as of March 31, 2010 and 4.59% as of March 31, 2009.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,923,000 as of March 31, 2010, an increase of $159,000, or 3%, from the level at June 30, 2009, representing 1.53% and 1.46% of total loans at March 31, 2010 and June 30, 2009, respectively. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, non accrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the nine months ended March 31, 2010, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

 Management believes that the allowance for loan losses as of March 31, 2010 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The Bank's most recent joint examination by the Federal Reserve Bank of Boston and the Maine Bureau of Financial Institutions was completed in March, 2009. At the time of the examination, the regulators proposed no adjustments to the allowance for loan losses.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at March 31, 2010. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 24.5% of the Bank’s total risk-based capital as of March 31, 2010, which is below our 25% policy limit.

Goodwill of $4,490,500 as of March 31, 2010 was unchanged from the balance as of June 30, 2009. Goodwill resulted from consideration paid in excess of identified tangible and intangible assets from the nine insurance agency acquisitions.

Intangible assets of $7,463,003 as of March 31, 2010 decreased $848,474, or 10%, from $8,311,477 as of June 30, 2009 due to amortization and the sale of the Mexico and Rangeley agency customer lists. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2009 for additional information on intangible assets.

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

Total deposits of $380,364,418 as of March 31, 2010 decreased $5,021,568, or 1%, from $385,385,986 as of June 30, 2009. The overall decrease in customer deposits was due to the decrease in: demand deposit accounts of $269,261, or 1%; brokered certificates of deposit of $6,026,253, or 55%; and certificates of deposit of $23,281,137, or 10%. Management did not promote certificates of deposits, causing customers to move to other interest bearing, non-maturing accounts or to competitors. Overall, this lowered our cost of funds. Partially offsetting the decreases in demand deposits and certificates of deposits, NOW account balances increased $4,436,269, or 10%, from the introduction of a new high yield checking account, money market accounts increased $6,643,085, or 17%, and savings accounts increased $13,475,729, or 71%, during the nine months ended March 31, 2010. The new Companion Savings account was introduced during the quarter ended December 31, 2009, targeted to matured certificate of deposit balances, and accounted for the increased balance in savings accounts. Management's strategy was to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $379,541,837 for the three months ended March 31, 2010 increased $11,136,285, or 3%, compared to the average for the three months ended March 31, 2009 of $368,405,552. This increase in total average deposits compared to March 31, 2009 was attributable to an increase in average demand deposit accounts of $2,070,040, or 7%, an increase in average NOW accounts of $4,106,935, or 9%, an increase in average money market accounts of $13,037,973, or 42%, and an increase in average savings accounts of $12,157,414, or 64%. These increases were partially offset by a decrease in average brokered certificates of deposit of $10,358,858, or 68%, and a decrease in average certificates of deposit of $9,877,219, or 4%. Excluding average brokered deposits, average customer deposits increased $21,495,143, or 6%, for the three months ended March 31, 2010 compared to the same period one year ago.

Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits and improve its net interest margin as the mix of deposits shifts to deposit accounts with higher interest rates. All interest-bearing non-maturing deposit accounts have market interest rates.

We use brokered deposits as part of our overall funding strategy and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures to fund the growth of our earning assets. By policy, we limit the use of brokered deposits to 25% of total assets. At March 31, 2010 and June 30, 2009, brokered time deposits as a percentage of total assets were 1.0% and 1.8%, respectively, and 1.9% at March 31, 2009. The weighted average maturity for the brokered deposits was approximately 1.8 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $50,500,000 as of March 31, 2010, an increase of $9,685,000, or 24%, from $40,815,000 as of June 30, 2009. At March 31, 2010, we had pledged U.S. government-sponsored enterprise agency and mortgage-backed securities of $38,884,385 as collateral for FHLB advances. We plan to continue to purchase additional mortgage-backed securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and brokered deposits. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits not subject to liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged to the FHLB. Average advances from the FHLB were $50,615,333 for the three months ended March 31, 2010, a decrease of $10,508,700, or 17%, compared to $61,124,033 average for the same period last year.

Structured repurchase agreements were $65,000,000 at March 31, 2010, equal to the balance as of June 30, 2009. We pledged $74,837,808 of mortgage-backed securities and cash, which resulted from margin calls, as collateral. In addition to leveraging our balance sheet to improve net interest income, three of six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates. Our balance sheet is liability sensitive, where interest-bearing liabilities reprice more quickly than our interest-earning assets. Average structured repurchase agreements were $65,000,000 as of March 31, 2010, an increase of $4,772,222, or 8%, compared to $60,277,778 as of March 31, 2009. See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $41,456,124 as of March 31, 2010, an increase of $7,020,815, or 20%, from $34,435,309 as of June 30, 2009. The increase is attributable to new cash management accounts generated in the nine months ended March 31, 2010. Market interest rates are offered on this product. At March 31, 2010, we had pledged U.S. government agency and mortgage-backed securities of $42,076,389 as collateral for repurchase agreements. Sweep accounts had letters of credit issued by the FHLB outstanding of $18,573,000. Average short-borrowings were $43,530,047 for the three months ended March 31, 2010, an increase of $6,904,843, or 19%, compared to the average for the three months ended March 31, 2009 of $36,625,204.

The Bank has a line of credit under the FRB Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and qualifying municipal bonds, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.25%. At March 31, 2010 and June 30, 2009, there was no outstanding balance. Average FRB borrower-in-Custody for the three months ended March 31, 2010, was zero compared to $15,000,000 for the three months ended March 31, 2009, a decrease of 100%.

The following table is a summary of the liquidity the Bank has the ability to access as of March 31, 2010 in addition to the traditional retail deposit products:

Brokered time deposit	$148,112,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	33,572,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	21,184,000	Unused credit line subject to the pledge of indirect auto loans and municipal bonds
Total Unused Borrowing Capacity	$202,868,000

Retail deposits, brokered time deposits and FHLB advances are used by the Bank to manage its overall liquidity position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and the need to meet other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease the level of brokered time deposits.

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

The following table summarizes the outstanding junior subordinated notes as of March 31, 2010:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
NBN Capital Trust II	$ 3,093,000	3.09%	March 30, 2009
NBN Capital Trust III	3,093,000	3.09%	March 30, 2009
NBN Capital Trust IV	10,310,000	4.69%	February 23, 2010
Total	$ 16,496,000	4.09%

The excess funds raised from the issuance of trust preferred securities are available for capital contributions to the Bank. The annual interest expense is approximately $675,000 based on the current interest rates.

The Company paid $325,000 to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trusts II and III. The $6 million notional value of the purchase caps covers the portion of the outstanding balance not owned by the Company. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased cap’s three month LIBOR strike rate was 2.505%. Since the inception date of September 30, 2009, no amortization expense of the purchased interest rate caps was recognized in the quarter ended March 31, 2010. The next reset date is June 30, 2010.

The Company entered into an interest rate swap to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trust IV. The $10 million notional value for the interest rate swap covers the portion of the outstanding balance not owned by the Company. We pay a fixed rate of 4.69% until maturity (February 23, 2015) to the counterparty and receive a floating rate from the counterparty which resets quarterly to three month LIBOR plus 1.89% over the five year term.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

The Company sold $4.2 million of Series A Preferred Shares on December 12, 2008 to the U.S. Treasury under their Capital Purchase Program.  Under the terms and conditions of the Capital Purchase Program, the Company’s ability to declare and pay dividends on any of our common shares and repurchase our common shares has been restricted.  The Company also has to comply with executive compensation and corporate governance standards.  The preferred dividends of 5% will increase in five years (after December, 2013) to 9% unless the preferred stock is redeemed.  The Company contributed the net proceeds to the Bank as additional paid-in-capital.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the U.S. Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. For the nine months ended March 31, 2010, the Company repurchased no shares of stock.

Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time. There were no common stock repurchases during the nine months ended March 31, 2010. Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through March 31, 2010. The remaining repurchase capacity of the plan was 58,400 shares at quarter end. Management believes that these purchases have not and will not have a significant effect on the Company's liquidity. Our Board of Directors extended the 2006 Stock Repurchase Plan until December 31, 2010. The repurchase program may be discontinued by Northeast Bancorp at any time.

Total stockholders' equity of the Company was $50,096,057 as of March 31, 2010, as compared to $47,316,880 at June 30, 2009. The increase of $2,779,177, or 6%, was due to net income for the nine months ended March 31, 2010 of $1,675,614, a net increase in net other comprehensive income of $1,880,925 and the exercise of stock options of $8,000 partially offset by the payment of common and preferred dividends of $785,362. Book value per common share was $19.74 as of March 31, 2010, as compared to $18.57 at June 30, 2009. Tier 1 capital to total average assets of the Company was 8.39% as of March 31, 2010 and 8.12% at June 30, 2009.

The Company's net cash provided by operating activities was $3,299,794 during the nine months ended March 31, 2010, which was a $772,795 decrease compared to the same period in 2009, and was attributable to an increase in other assets primarily from the prepaid FDIC assessment for the nine months ended March 31, 2010. Investing activities were a net use of cash primarily due to purchasing available-for-sale securities during the nine months ended March 31, 2010 though less than the same period in 2009. Financing activities resulted in a net source of cash from increases in short-term borrowings and advances from the FHLB partially offset by net decreases in deposits. Overall, the Company's cash and cash equivalents decreased by $3,969,431 during the nine months ended March 31, 2010.

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

FDICIA defines specific capital categories based on an institution's capital ratios. Regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", and "critically undercapitalized". As of March 31, 2010, the most recent notification from the FRB categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes has changed the institution's category.

At March 31, 2010, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total capital to risk weighted assets	$56,186	13.90%	$32,334	8.00%	$40,417	10.00%
Tier 1 capital to risk weighted assets	$50,214	12.42%	$16,167	4.00%	$24,250	6.00%
Tier 1 capital to total average assets	$50,214	8.39%	$23,929	4.00%	$29,911	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total capital to risk weighted assets	$53,597	13.32%	$32,186	8.00%	$40,223	10.00%
Tier 1 capital to risk weighted assets	$48,557	12.07%	$16,093	4.00%	$24,140	6.00%
Tier 1 capital to total average assets	$48,557	8.15%	$23,840	4.00%	$29,801	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at March 31, 2010, follows:

		Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$50,500,000	$-	$18,000,000	$17,500,000	$15,000,000
Structured repurchase agreements	65,000,000	-	40,000,000	15,000,000	10,000,000
Junior subordinated notes	16,496,000	16,496,000	-	-	-
Capital lease obligation	2,268,461	153,877	331,587	366,818	1,416,179
Other borrowings	2,629,660	496,028	1,090,878	1,042,754	-
Total long-term debt	136,894,121	17,145,905	59,422,465	33,909,572	26,416,179

Operating lease obligations (1)	1,774,698	450,149	698,801	284,000	341,748
Total contractual obligations	$138,668,819	$17,596,054	$60,121,266	$34,193,572	$26,757,927

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$13,578,880	$13,578,880	$-	$-	$-
Commitments related to loans held for sale(3)	7,509,766	7,509,766	-	-	-
Unused lines of credit (4)(5)	51,996,528	27,399,197	2,166,722	4,476,154	17,954,455
Standby letters of credit (6)	940,711	940,711	-	-	-
	$74,025,885	$49,428,554	$2,166,722	$4,476,154	$17,954,455

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2010 was a loss of $36,136.
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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first nine months of our 2010 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None

Item 1. a.	Risk Factors None

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jan. 1 – Jan. 31	-	-	-	58,400
	Feb. 1 – Feb. 28	-	-	-	58,400
	Mar. 1 – Mar. 31	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that the Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2010, unless extended.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description
	3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
	3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
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