Form 10-K
NORTHEAST BANCORP /ME/
filed 2010-09-28
CIK 811831

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "smaller reporting company," " large accelerated filer" and “accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one): Large Accelerated Filer _ Accelerated filer _ Non-accelerated filer _ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes_ No X

The aggregate market value of the Registrant's common shares held by non-affiliates, as of December 31, 2009, was approximately $16,736,804 based on the last reported sales price of the Company's common shares on the NASDAQ exchange as of the close of business on such date.  Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.   There were 2,331,332 common shares of the registrant outstanding as of September 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Form 10-K Reference Location
Proxy Statement for the 2010 Annual Meeting of Shareholders	III

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

Northeast Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B., is a Maine state-chartered bank and a member of the Federal Reserve System.  From 1987 to August 2004, Northeast Bank was a federal savings bank and the Company was a unitary savings and loan holding company registered with the Office of Thrift Supervision ("OTS").  In August 2004, Northeast Bank's charter was converted into a Maine state-chartered universal bank, and the Company became a bank holding company under the BHCA.  In connection with the conversion of its charter, Northeast Bank applied for and was granted membership in the Federal Reserve System.  Accordingly, the Company and Northeast Bank are currently subject to the regulatory oversight of the Federal Reserve Bank of Boston ("FRB") and the State of Maine Bureau of Financial Institutions.

As of June 30, 2010, the Company, on a consolidated basis, had total assets of approximately $622 million, total deposits of approximately $384 million, and stockholders' equity of approximately $51 million.  Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

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

With the goal of providing a full range of banking, financial planning, investment brokerage, and property and casualty insurance services to our customers, and in an effort to develop strong, long-term primary banking relationships with businesses and individuals, we have expanded our commercial banking operations by selectively making commercial loans to small and medium sized companies.  In this regard, our business development efforts have been directed towards full service credit packages and financial services, as well as competitively priced mortgage packages.  In our effort to attract and maintain strong customer relationships, we also have continually expanded the financial products and services that we make available to our customers.  In particular, we expanded our insurance division through acquisitions in order to provide a broader array of insurance products to our customers, and we have continued to maintain an investment banking services division to provide financial planning products and services to them as well.

The Bank is subject to examination and regulation by the Maine Bureau of Financial Institutions (the "Maine Bureau") and the FRB, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law.  The Bank also is a member of the Federal Home Loan Bank ("FHLB") of Boston.

The principal executive offices of Northeast Bancorp and the Bank are located at 500 Canal Street, Lewiston, Maine, 04240, and our telephone number is (207) 786-3245.

Market Area

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Poland, Portland, and South Paris, Maine. The Bank's investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  The Bank’s mortgage loan originators are in most of our branches and in an office in Portsmouth, New Hampshire.  NBIG has offices in Auburn, Anson, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Scarborough, South Paris, Thomaston, and Turner, Maine where the Bank's insurance division offers personal and commercial casualty and property insurance products.  The Company's primary market area, which covers the western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced an economic decline in recent years.

Market for Services

Management believes that the Bank's principal customer and product markets are: (i) the residential mortgage loan market within its primary market area; (ii)  small-to-medium sized businesses within its primary market area; and (iii)  a wide range of  consumer-oriented financial services and products such as financial planning services, investments, life insurance, property and casualty insurance, trust services, college loans and other similar products.

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

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, and Internet banking, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of the Bank's business and its "community bank" management philosophy enhances our ability to compete successfully in our market areas.  Further, we also offer a wide range of financial services to our customers, including not only basic loan and deposit services, but also investment services, trust services, and insurance products. We believe that our ability to provide such services and advice, and to provide the financial services and products required by our customers, is an attractive alternative to consumers in our market area.

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

Although residential and commercial real estate lending remains a strong component of the Bank's lending operations, consistent with our business strategy, we also actively seek an increased volume of commercial and consumer loans.  Commercial loans are originated for commercial construction, acquisition, remodeling and general business purposes.  In this regard, the Bank, among other loan products, also originates loans to small businesses in association with the Small Business Administration, Rural Development Administration and Finance Authority of Maine.  Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments.

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

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan; if loans are made in amounts in excess of 80% of the value of the property, the loan must be insured by private or federally guaranteed mortgage insurance.  In the case of mortgage loans, the Bank requires mortgagee's title insurance to protect against defects in its lien on the property that collateralizes the loan.  The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

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

Although the contractual loan payment period for single-family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.  The Bank generally does not charge a penalty for prepayment of mortgage loans.  Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable if, among other events, that the borrower sells or otherwise disposes of the real property subject to a mortgage.  In general, the Bank enforces due on sale clauses.  The Bank generally applies the same underwriting criteria to residential mortgage loans whether purchased or originated.  In its loan purchases, the Bank generally reserves the right to reject particular loans from a loan package being purchased and rejects loans in a package that do not meet its underwriting criteria.  In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.  In determining whether to purchase or originate a loan, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral.  On originations, the Bank obtains appraisals of the property securing the loan.  On purchases, the Bank reviews the appraisal obtained by the loan seller or originator.  On purchases and originations, the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant.

We have adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase.  These underwriting standards are reviewed and approved annually by our board of directors.  Our underwriting standards for fixed rate residential mortgage loans generally conform to standards established by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC").  A loan application is obtained or reviewed by the Bank's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through credit reports, financial statements, and employment and other verifications.

Commercial Real Estate Lending

The Bank originates both multi-family and commercial real estate loans.  Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or the purchase price of the property.  Although the largest multi-family or commercial loan in our portfolio at June 30, 2010 was $3,850,582, most of these loans have balances under $500,000.

The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums and other types of buildings, which are located in its primary market area.  Multi-family and commercial real estate loans generally have fixed or variable interest rates indexed to FHLB and prime interest rates with notes having terms of 3 to 5 years.  Mortgage loan maturities have terms up to 20 years.

Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one-to-four family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties often are dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.  We seek to minimize these risks in a variety of ways, including limiting the size of our multi-family and commercial real estate loans and generally restricting such loans to our primary market area.  In determining whether to originate multi-family or commercial real estate loans, we also consider such factors as the financial condition of the borrower and the debt service coverage of the property. The Company intends to continue to make multi-family and commercial real estate loans as market demand and economic conditions permit.

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

The Bank's commercial loans primarily are underwritten in the Company's market areas on the basis of the borrower's ability to make repayment from the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory.  As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment or other business assets, although such loans may be made on an uncollateralized basis.  Collateralized working capital loans are primarily secured by short-term assets whereas term loans are primarily secured by long-term assets.

The availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Consumer Loans

Consumer loans made by the Bank include loans collateralized by automobiles, recreational vehicles, and boats, second mortgages, home improvement loans, mobile home loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans, primarily loans collateralized by small trucks and automobiles, which are payable on an installment basis.  Most of these loans are for terms of up to 60 months and, although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 7 year amortization schedule.

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

The Bank discontinued its indirect lending activities in October, 2008 due to increasing delinquencies and increasing charge-offs which resulted in this line of business being unprofitable.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.  Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FHLMC underwriting guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The legal lending limit of the Bank, as of June 30, 2010, was approximately $9.1 million.

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

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter.  If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage.  Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan.  Title insurance is required on loans collateralized by real property.  Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period.

Other Subsidiaries

The Company acquired a wholly-owned subsidiary, ASI Data Services, Inc. (ASI), through two stock purchases during 1993-1994. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996, and ASI now is an inactive corporate subsidiary.

NBIG, a Maine corporation and a wholly-owned subsidiary of the Bank, was originally formed in 1982 and was formerly known as Northeast Financial Services, Inc. ("NFS"). It transitioned from an entity for real estate development projects, which terminated in fiscal 2005, to acquiring insurance agencies. Subsequent to the 2004 acquisition of Solon-Anson Insurance Agency, Inc. ("Solon Anson") by NFS, Solon-Anson was merged into NFS in April, 2005.  NFS's name was then changed to Northeast Bank Insurance Group, Inc. in May 2005.  NBIG now supports the Bank's insurance agencies, which allows the Bank to deliver insurance products to its customers. At June 30, 2010, investment in this subsidiary constituted 1.61% of the Company's total assets.

Employees

As of June 30, 2010, the Company, the Bank and NBIG together employed 229 full-time and 23 part-time employees.  The Company's employees are not represented by any collective bargaining unit.  The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

The banking industry is extensively regulated under both federal and state law. This regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds, and not to protect shareholders. The following discussion summarizes certain aspects of the regulatory framework applicable to the Company and Northeast Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

Financial Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"), which amended the BHCA, significantly relaxed previously existing restrictions on the activities of bank holding companies and their subsidiaries by:

•	allowing bank holding companies that qualify as "a financial holding company" to engage in a substantially broader range of activities that are financial in nature;

•	allowing insurers and other financial service companies to acquire banks;

•	removing various restrictions that apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishing the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Under the GLB Act, an eligible bank holding company may elect to be a "financial holding company" and thereafter engage in a range of activities that are financial in nature and that are not permissible for bank holding companies. These activities, may be conducted either directly or through a subsidiary, and include activities such as insurance underwriting, securities underwriting and dealing and making merchant banking investments in commercial and financial companies. A financial holding company also may engage in any activity that the FRB determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and does not pose a substantial risk to the safety and soundness of an institution or the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company.

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

Although Northeast Bank, our sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and, at this time, has no plans to do so.

Banking Acquisitions. The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also is required to consider the financial and managerial resources and future prospects of the holding companies and banks, the projected capital adequacy on a post-acquisition basis, and the acquiring institution's performance under the CRA.

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

Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any non-bank subsidiaries affiliated with Northeast Bank can borrow or otherwise obtain credit from Northeast Bank. Northeast Bank also is subject to certain restrictions on the purchase of, or investments in, the securities of, and purchase of assets from, the Company and its non-bank subsidiaries, on loans or extensions of credit by a bank to third parties collateralized by the securities or obligations of the Company and any of its non-bank subsidiaries, and on the issuance of guaranties, acceptances and letters of credit on behalf of the Company or any of its non-bank subsidiaries. Northeast Bank is subject to further restrictions on most types of transactions with the Company and its non-bank subsidiaries which require the terms of such transactions to be substantially equivalent to the terms of similar transactions with non-affiliated entities.

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

At June 30, 2010, under dividend restrictions imposed under federal and state laws, Northeast Bank could declare, without obtaining governmental approvals, aggregate dividends to the Company of approximately $3,778,000.

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

These risk-based capital standards define a two-tier capital framework. Under these regulations, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the Total Capital must be "Tier 1 Capital," consisting of common equity, retained earnings or undivided profits, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier 2 Capital") may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 Capital. Assets and off-balance sheet items are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum guideline for Tier 1 Capital is 4.0%. At June 30, 2010, the Company's consolidated Tier 1 Capital ratio was 8.40%, and its Total Capital ratio was 14.09%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum Tier 1 Capital to average assets (less goodwill and certain other intangible assets) ("Leverage Ratio") of at least 3% plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 2010, was 12.59%.

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

Northeast Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to the Company.  As of June 30, 2010, Northeast Bank was in compliance with applicable minimum capital requirements.

Classification of Banking Institutions. Among other things, FDICIA provides Federal bank regulatory agencies with broad powers to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. The extent of those powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's classification will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

The Federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

	Total Risk Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio	Other
Well Capitalized:	10% or greater	6% or greater	5% or greater	Not subject to any order or written directive to meet and maintain a specific capital level for any capital measure
Adequately Capitalized	8% or greater	4% or greater	4% or greater (3% in the case of a bank with a composite CAMEL rating of 1)
Undercapitalized	less than 8%	less than 4%	less than 4% (3% in the case of a bank with a composite CAMEL rating of 1)
Significantly Undercapitalized	less than 6%	less than 3%	less than 3%
Critically Undercapitalized				Ratio of tangible equity to total assets is less than or equal to 2%

Under certain circumstances, a depository institution's primary Federal bank regulatory agency may use its authority to reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of  "well capitalized" or "adequately capitalized" subjects a depository institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease.  At June 30, 2010, Northeast Bank met the definition of a "well capitalized" institution.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take "prompt corrective action" if an insured depository institution fails to satisfy certain minimum capital requirements and other measures deemed appropriate by the federal banking regulators. See "- Capital Adequacy Guidelines" and "- Enforcement Policies and Actions." Failure to meet the capital adequacy guidelines could subject a banking institution to capital raising requirements. A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be “undercapitalized".  Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution's holding company. See "Bank Holding Company Regulation - Source of Strength; Safety and Soundness". A "significantly undercapitalized" depository institution may be subject to a number of requirements and restrictions, including orders to sell a sufficient quantity of voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically undercapitalized" institutions.

Enforcement Policies and Actions

The enforcement powers available to Federal banking regulators and the Superintendent over commercial banks and bank holding companies are extensive. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions against banking organizations and affiliated parties, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Federal bank regulatory agencies. Current law generally requires public disclosure of final enforcement actions.

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the CRA and the regulations promulgated thereunder by the appropriate Federal bank regulatory agency. Under the terms of the CRA, Northeast Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate Federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by that institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is part of the FRB's consideration of applications to acquire, merge or consolidate with, or assume the liabilities of, another banking institution or its holding company, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, which evaluates the institution's record of making loans in its service areas; (b) an investment test, which evaluates the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process. Northeast Bank received a "satisfactory" CRA rating in its most recent examination.

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

Specifically, the Sarbanes-Oxley Act and various regulations promulgated thereunder, established among other things:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional responsibilities for financial statements for the chief executive officer and chief financial officer of the reporting entity;

•	a prohibition on personal loans to directors and officers, except certain loans made by financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

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

The Company has taken steps to comply with the provisions of the Sarbanes-Oxley Act and the regulations adopted thereunder. Based on our total assets, we were first required to provide management’s assessment of the company’s internal control over financial reporting in our annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2007 (i.e., fiscal year 2008). Compliance with the foregoing provision is expected to increase our administrative costs. However, following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are not required to obtain an annual attestation report by our auditors for the annual report on Form 10-K filed for our first fiscal year ending on or after December 15, 2009 (i.e., fiscal year 2010).

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

Industry Restructuring

For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

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

e)
changes in political conditions or changes occurring in the legislative or regulatory environment that adversely affect the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

f)	rapid technology changes;
g)	our ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;
h)	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;
i)	money market and monetary fluctuations, and changes in inflation or in the securities markets;
j)	future acquisitions and the integration of acquired businesses and assets;
k)
changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

l)	the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;
m)	unanticipated litigation, regulatory, or other judicial proceedings;
n)	the success of the Company at managing the risks involved in the foregoing;
o)	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission;
p)	continue diversification of income streams;
q)	changes in the sources of liquidity;
r)	our inability to obtain approvals for the pending merger with FHB Formation, LLC on the proposed merger terms; and
s)	the business strategy proposed in the merger of FHB Formation, LLC and the Company will not be successful, or such implementation may be more difficult, time-consuming or costly than expected.

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

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy.  The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations, may cause results of the Company to differ materially.  Further, federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers.  Such changes could adversely impact the Company's financial results.  In addition, the Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto have significantly increased the regulatory burdens of publicly held companies.  Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may divert resources from our core business operations and may adversely affect our profitability.   See "Item 1. Business Supervision and Regulation."

A significant source of risks are related to the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans.  The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are appropriate to minimize the risks in the Bank's loan portfolio.  However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,"" - Financial Condition," and" - Risk Management."  Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans.  For a discussion of the risks associated with such lending relationships, see "Item 1.  Business -- Lending Activities."

ITEM 1.a. Risk Factors

The following discussion addresses risks that management believes are specific to the pending merger of Northeast with FHB Formation, LLC, with Northeast surviving, and our business, and that could have a negative impact on the Company’s financial performance. When analyzing an investment in the Company, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

 Risks Related to the Merger

You may not receive the form of merger consideration that you elect.

If the merger is completed, each outstanding share of Northeast common stock will be converted into the right to receive either $13.93 in cash or one share of the surviving corporation common stock, plus cash in lieu of any fractional share.  You will have the opportunity to elect to receive all cash, all stock or a combination of cash and stock with respect to the shares of Northeast common stock that you hold.  Your right as a Northeast shareholder to receive the consideration you elect for your shares is limited because of the allocation procedures set forth in the merger agreement, which are intended to ensure that 40% of the outstanding shares of Northeast common stock will be converted into the right to receive cash, and 60% of these shares of Northeast common stock will be converted into the right to receive surviving corporation common stock.  If the total cash elections by Northeast shareholders are greater, or less, than the aggregate cash consideration to be paid in the merger, or the total stock elections by Northeast shareholders are greater, or less, than the aggregate stock consideration to be paid in the merger, you may not receive exactly the form of consideration that you elect and you may receive a pro rata amount of cash and surviving corporation common stock.  A detailed discussion of the merger consideration provisions of the merger agreement is set forth under the sections titled “The Merger Agreement - Merger Consideration,” “Election Procedures,” and “Allocation Procedures,” beginning on page 78 of the S-4 filed with the SEC on June 15, 2010.  We recommend that you carefully read that discussion and the merger agreement attached to the proxy statement/prospectus as Appendix A.

In order to make an election, you must submit your shares of Northeast common stock, and you will then not be able to sell those shares unless you revoke your election prior to the election deadline.

If you are a Northeast shareholder and want to make a cash or stock election, you will have to deliver your stock certificates (or follow the procedures for guaranteed delivery) and a properly completed and signed form of election to the exchange agent.   The actual election deadline is October 15, 2010, unless extended.  The election deadline must be at least five business days in advance of the completion of the merger, but it may be further in advance of the actual closing date.  You will not be able to sell any shares of Northeast common stock that you have delivered as part of your election unless you revoke your election before the election deadline by providing written notice to the exchange agent.  If you do not revoke your election, you will not be able to liquidate your investment in Northeast common stock for any reason until you receive cash and/or surviving corporation common stock in the merger.  In the time between delivery of your shares and the closing of the merger, the trading price of Northeast’s common stock may fluctuate, and you might otherwise want to sell your shares of Northeast common stock to gain access to cash, make other investments, or reduce the potential for a decrease in the value of your investment.  The date that you will receive your merger consideration depends on the completion date of the merger, which is uncertain.  The completion date of the merger might be later than expected due to unforeseen events, such as delays in obtaining regulatory approvals.

Northeast will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Northeast.  These uncertainties may impair Northeast’s ability to attract, retain and motivate strategic personnel until the merger is consummated, and could cause customers and others that deal with Northeast to seek to change existing business relationships with Northeast.  Experienced employees in the financial services industry are in high demand, and competition for their talents can be intense.  Employees of Northeast may experience uncertainty about their future role with the surviving corporation until, or even after, strategies with regard to the combined company are announced or executed.   If strategic Northeast employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the surviving corporation, Northeast’s business following the merger could be harmed.  In addition, the merger agreement restricts Northeast from making certain acquisitions and taking other specified actions until the merger occurs without the consent of FHB.  These restrictions may prevent Northeast from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The tax consequences of the merger for Northeast shareholders will be dependent upon the merger consideration received.

The tax consequences of the merger to you will depend upon the merger consideration that you receive.  A Northeast shareholder who receives surviving corporation common stock in connection with the merger will not recognize gain or loss.  A Northeast shareholder who receives cash in exchange for all of that shareholder’s shares of Northeast common stock pursuant to the merger will either be treated as having redeemed those shares to Northeast or as having sold their shares to FHB or its members and generally will recognize capital gain or loss in an amount equal to the difference between the amount of cash received and the shareholder’s aggregate tax basis for such shares of Northeast common stock, which gain or loss will be long-term capital gain or loss if such shares of Northeast common stock were held for more than one year.  You should consult your own tax advisors as to the effect of the merger on your specific interests.

The required regulatory approvals may not be obtained, may delay the date of completion of the merger or may contain materially burdensome conditions.

Northeast and FHB are required to obtain the approvals of the Board of Governors of the Federal Reserve System and the Maine Bureau of Financial Institutions prior to completing the merger and have agreed to used their reasonable best efforts to obtain these approvals.  Satisfying any requirements of these regulatory agencies may delay the date of completion of the merger or such approval may not be obtained at all.  In addition, you should be aware that, as in any transaction, it is possible that, among other things, restrictions on Northeast after the merger may be sought by governmental agencies as a condition to obtaining the required regulatory approvals and these conditions could be materially burdensome to the surviving corporation.  We cannot assure you as to whether these regulatory approvals will be received, the timing of the approvals, or whether any conditions will be imposed.

If the merger is not completed, Northeast will have incurred substantial expenses without its shareholders realizing the expected benefits.

Northeast has incurred substantial expenses in connection with the transactions described in this document. If the merger is not completed, Northeast expects that it will have incurred approximately $566,000in merger-related expenses.  Northeast may also be required to pay FHB a termination fee of $1 million under certain circumstances. These expenses would likely have a material adverse impact on the financial condition of Northeast because it would not have realized the expected benefits of the merger.  There can be no assurance that the merger will be completed.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire Northeast.

Until the completion of the merger, Northeast is prohibited from soliciting, initiating, encouraging or, with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than FHB.  In addition, Northeast has agreed to pay a termination fee of $1 million to FHB in specified circumstances.  These provisions could discourage other companies from trying to acquire Northeast even though those other companies might be willing to offer greater value to Northeast shareholders than FHB has offered in the merger.  The payment of the termination fee also could have a material adverse effect on Northeast’s financial condition.

The surviving corporation common shares to be received by Northeast shareholders as a result of the merger will have different rights from shares of Northeast common stock.

Upon completion of the merger, Northeast shareholders who receive shares of surviving corporation common stock in the merger will become surviving corporation shareholders, and their rights as shareholders will be governed by the amended and restated articles of incorporation and bylaws of the surviving corporation and Maine corporate law.  The rights associated with Northeast common stock are different from the rights associated with the surviving corporation’s common stock.

Some of the directors and executive officers of Northeast may have interests and arrangements that may have influenced their decisions to support or recommend that you approve the merger.

The interests of some of the directors and executive officers of Northeast may be different from those of Northeast shareholders, and directors and officers of Northeast may be participants in arrangements that are different from, or in addition to, those of Northeast shareholders.  These interests and arrangements include rights to indemnification and directors’ and officers’ liability insurance and the continued service on the surviving corporation’s board of directors by two members of the Northeast board of directors who were members of the Northeast board of directors as of the date of the merger agreement.  In addition, the surviving corporation intends to retain certain Northeast executive officers in senior leadership roles with the surviving corporation following consummation of the merger and has entered into new employment arrangements with these executive officers contingent upon the consummation of the merger.

The fairness opinion obtained by Northeast from its financial advisor will not reflect changes in circumstances subsequent to the date of the merger agreement.

Northeast has not obtained an updated opinion as of the date of this document from Keefe, Bruyette & Woods, Inc., its financial advisor.  Changes in the operations and prospects of Northeast, general market and economic conditions and other factors which may be beyond the control of FHB and Northeast, and on which the fairness opinion was based, may alter the value of Northeast or the price of shares of Northeast common stock or surviving corporation common stock by the time the merger is completed.  The opinion does not speak to the time the merger will be completed or to any other date other than the date of such opinion.  As a result, the March 30, 2010 opinion will not address the fairness of the merger consideration, from a financial point of view, at the time the merger is completed.

The merger may distract management from their other responsibilities.

The merger could cause the management of Northeast to focus time and energies on matters relating to the merger that otherwise would be directed to Northeast’s business and operations.  Any such distraction on the part of Northeast’s management, if significant, could affect Northeast’s ability to service existing business and develop new business and could adversely affect the business and earnings of Northeast following the merger.

Unanticipated costs relating to the merger could reduce Northeast’s future earnings per share.

FHB believes that it has reasonably estimated the likely incremental costs of Northeast’s operations following the merger.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of Northeast following the merger.  Moreover, the final acquisition accounting adjustments could vary significantly from the preliminary acquisition accounting adjustments included in the S-4 filed with the SEC on June 15, 2010, in the section titled "Unaudited Pro Forma Financial Information", as a result of changes in market conditions, interest rates, or other factors such as Northeast's loan portfolio credit quality." If unexpected costs are incurred, the merger could have a significant dilutive effect on Northeast’s earnings per share.  In other words, if the merger is completed, the earnings per share of Northeast’s common stock could be less than they would have been if the merger had not been completed.

If the merger is not consummated by December 31, 2010, either Northeast or FHB may choose not to proceed with the merger.

Either Northeast or FHB may terminate the merger agreement if the merger has not been completed by December 31, 2010, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.

 Risks Related to Northeast’s Business

The surviving corporation may not be successful in its implementation of its business strategy.

The surviving corporation’s business strategy following the merger includes building a Loan Acquisition and Servicing Group and growing deposits with an online affinity savings program.  The surviving corporation’s ability to develop and offer new products and services following the merger will depend on whether the Federal Reserve Board approves the business plan, and whether the surviving corporation can hire and retain enough suitably experienced and talented employees, identify enough suitable customers and successfully build the systems and obtain the other resources necessary for creating the new product and service offerings.  The surviving corporation may not be able to do so, or, identify suitable employees and customers and building the systems and obtain the other resources necessary may be more expensive, or take longer, than the surviving corporation expects.  There can be no assurance that the surviving corporation’s business strategy following the merger will be accretive to earnings within a reasonable period of time.

The current economic environment poses significant challenges for Northeast and could adversely affect Northeast’s financial condition and results of operations.

Northeast is operating in a challenging and uncertain economic environment that includes generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past eighteen months, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values and home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on Northeast’s borrowers or its customers, which could materially adversely affect Northeast’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Northeast and others in the financial services industry.  In particular, Northeast faces the following risks in connection with these events:

•
Northeast’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may decrease, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans, resulting in significant credit losses, would increase expenses and could have a material adverse effect on Northeast’s operating results.

•	Increased regulation of Northeast’s industry and compliance with such regulation may increase Northeast’s costs, limit its ability to pursue business opportunities and increase compliance challenges.
•
Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies may adversely affect Northeast’s ability to market its products and services.

•
Northeast may be required to pay significantly higher FDIC deposit premiums and assessments because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Consumer confidence in the financial industry has weakened and individual wealth has deteriorated, which could lead to declines in deposits and impact liquidity.
•	Continued asset valuation declines could adversely impact Northeast’s credit losses and result in goodwill and other asset impairments.

Recent market volatility has impacted and may continue to impact Northeast’s business and the value of Northeast’s common stock.

The performance of Northeast’s business and the trading price of the shares of Northeast’s common stock have been and may continue to be affected by many factors including volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and with respect to financial institutions generally.  Government action, such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinforcement Act of 2009 (the “ARRA”), may also affect Northeast and the value of Northeast’s common stock.  Given the unprecedented nature of this volatility, Northeast cannot predict what impact, if any, this volatility will have on Northeast’s business or share price and, for these and other reasons, Northeast’s shares of common stock may trade at a price lower than that at which they were acquired pursuant to the merger.

Northeast operates in a highly regulated environment and may be adversely affected by changes in laws and regulations, or the manner in which they are applied.

Northeast is subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Maine Superintendent and by the FDIC, as insurer of the Bank’s deposits.  Such regulation and supervision govern the activities in which Northeast may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of Northeast’s assets and the determination of the level of allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Northeast’s participation in the Capital Purchase Program, which includes restrictions on the ability to pay dividends or repurchase outstanding common stock and restrictions on executive compensation, may act to depress the market value of Northeast’s common stock, potentially restrict its operational flexibility and hinder its ability to attract and retain well qualified executives.

Pursuant to its participation in the Capital Purchase Program, Northeast’s ability to declare or pay dividends on any of Northeast’s shares of common stock is limited to $0.09 per share per quarter.  Northeast is unable to declare or pay dividends on shares of common stock if in arrears on the payment of dividends on its Series A preferred stock.  In addition, Treasury’s approval generally is required for Northeast to make any stock repurchase (other than purchases of Series A preferred stock or shares of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Series A preferred stock has been redeemed or transferred by Treasury to unaffiliated third parties.  In addition, outstanding shares of common stock may not be repurchased if Northeast is in arrears on the payment of Series A preferred stock dividends.  The restriction on Northeast’s ability to pay dividends may depress the market price for its shares of common stock.

In addition, Northeast must comply with the executive compensation and corporate governance standards imposed by ARRA for as long as Treasury holds any securities acquired from Northeast pursuant to the Capital Purchase Program or upon exercise of the warrant held by Treasury.  In addition, the restrictions on Northeast’s ability to compensate senior executives as compared to executive compensation at companies that did not participate in the Capital Purchase Program may limit Northeast’s ability to recruit and retain senior executives.  Treasury’s ability to change the terms, rules or requirements of the Capital Purchase Program could adversely affect Northeast’s financial condition and results of operations.

The outstanding Series A preferred stock could decrease net income and earnings per share, and the warrant issued to Treasury may be dilutive to holders of Northeast’s common stock.

The sale of the Series A preferred stock to Treasury increased the number of outstanding shares of common stock on a fully-diluted basis.  In addition, the Series A preferred stock carry a preferred dividend.  The dividends declared on the Series A preferred stock will reduce the net income available to holders of Northeast’s common stock and earnings per share.  In addition, the ownership interest of the existing holders of Northeast’s common stock will be diluted to the extent that Treasury exercises the warrant it acquired in connection with Northeast’s participation in the Capital Purchase Program.

If Northeast is unable to redeem the outstanding Series A preferred stock, the annual dividend rate will increase substantially.

If  Northeast is unable to redeem the outstanding Series A preferred stock prior to December 12, 2013, the annual dividend rate would increase from 5.0% to 9.0%.  Depending on Northeast’s financial condition at the time, such an increase in the annual dividend rate on the Series A preferred stock could have a material negative effect on liquidity and results of operations.

Competition in the financial services industry is intense and could result in Northeast losing business or experiencing reduced margins.

Northeast currently primarily operates in western and south central Maine.  Northeast’s future growth and success will depend on its ability to compete effectively in these Maine markets, in the markets in which the Loan Acquisition and Servicing Group invests and in the markets in which the online affinity savings program operates.  Northeast faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services.  The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition.  Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions.  This may significantly change the competitive environment in which Northeast conducts its business.  Some of Northeast’s competitors have significantly greater financial resources and/or face fewer regulatory constraints.  As a result of these various sources of competition, Northeast could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

Adverse events in Maine, where Northeast’s business is currently concentrated, could adversely impact its results and future growth.

Northeast’s business, the location of its branches, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans and its home equity loans are primarily concentrated in Maine.  Unlike larger national or other regional banks that are more geographically diversified, Northeast’s business and earnings are closely tied to general business and economic conditions, particularly the economy of Maine.  As a result, Northeast is exposed to geographic risks and adverse changes in laws and regulations in Maine would have a greater negative impact on Northeast’s revenues, financial condition and business than similar institutions in markets outside of Maine.

Northeast is dependent upon the services of its management team.

Northeast is dependent upon the ability and experience of a small number of its key management personnel who have substantial experience with Northeast’s operations, the financial services industry and the markets in which Northeast offers its services.  Northeast’s future success depends on the continued contributions of its existing senior management personnel.  The loss of the services of one or more senior executives or key managers could have a material adverse effect on Northeast.  Northeast’s success also depends on its ability to continue to attract, manage and retain other qualified personnel.  We cannot assure you that Northeast will continue to attract or retain such personnel.

Northeast is a holding company and depends on its subsidiary for dividends, distributions and other payments.

Northeast is a separate and distinct legal entity from its banking subsidiary and depends on dividends, distributions and other payments from the Bank to fund dividend payments on Northeast’s common stock and to fund all payments on its other obligations.  Northeast and the Bank are subject to laws that authorize regulatory authorities to block or reduce the flow of funds from the Bank to Northeast.  Regulatory action of that kind could impede access to the funds that Northeast needs in order to make payments on its obligations or dividend payments.  In addition, if the Bank’s earnings are not sufficient to make dividend payments to Northeast while maintaining adequate capital levels, Northeast may not be able to make dividend payments to its common and preferred shareholders.  Further, Northeast’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.

Northeast may not be able to pay dividends and, if Northeast pays dividends, Northeast cannot guarantee the amount and frequency of such dividends.

In addition to the restrictions on the ability to declare or pay dividends imposed by the terms of the Series A preferred stock, the continued payment of dividends on shares of the surviving company common stock will also depend upon Northeast’s debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions, and other factors, including economic conditions, regulatory restrictions, and tax considerations.  Northeast cannot guarantee that it will pay dividends or, if it pays dividends, the amount and frequency of these dividends.

An increase in Northeast’s allowance for loan losses will result in reduced earnings.

As a lender, Northeast is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  Northeast evaluates the collectability of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon various factors.  Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment.  The process of determining the estimated losses inherent in Northeast’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect Northeast’s ability to estimate the incurred losses in its loan portfolio.  If Northeast’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, Northeast’s earnings could be significantly and adversely affected.  Northeast may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings.

Prepayments of loans may negatively impact Northeast’s business.

In certain circumstances, Northeast’s customers may prepay the principal amount of their outstanding loans.  The speed at which such prepayments occur, as well as the size of such prepayments, are within Northeast’s customers’ discretion.  If customers prepay the principal amount of their loans, and Northeast is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, Northeast’s interest income will be reduced.  A significant reduction in interest income could have a negative impact on Northeast’s results of operations and financial condition.

Northeast’s loan portfolio subjects it to credit risk.

Northeast is exposed to the risk that its borrowers may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit and financial guarantees. Although credit personnel analyze the creditworthiness of individual borrowers and limits are established for the total credit exposure to any one borrower, such limits may not have the effect of adequately limiting Northeast’s credit exposure.

Changes in interest rates could adversely affect Northeast’s net interest income and profitability.

The majority of Northeast’s assets and liabilities are monetary in nature.  As a result, the earnings and growth of Northeast are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  The nature and timing of any changes in such policies or general economic conditions and their effect on Northeast cannot be controlled and are extremely difficult to predict.  Changes in interest rates can impact Northeast’s net interest income as well as the valuation of its assets and liabilities.

Banking is an industry that depends, to a large extent, on its net interest income.  Net interest income is the difference between (1) interest income on interest-earning assets, such as loans, and (2) interest expense on interest-bearing liabilities, such as deposits.  Changes in interest rates can have differing effects on Northeast’s net interest income.  In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities.  This difference could result in an increase in interest expense relative to interest income and therefore reduce Northeast’s net interest income.  While Northeast has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, it cannot provide assurances that it will be successful in doing so.

Deposit premium insurance assessments may increase substantially, which will adversely affect expenses.

The FDIC imposes an assessment against financial institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On February 27, 2009, the FDIC issued a final rule that increasing the current deposit insurance assessment rates to a range of 12 to 45 basis points, effective as of April 1, 2009.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The special assessment amounted to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  Northeast’s special assessment was $275,000.  The FDIC may impose additional emergency special assessments of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  The latest date possible for imposing any such additional special assessment was December 31, 2009, with collection on March 30, 2010.  Any additional emergency special assessment imposed by the FDIC may negatively impact Northeast’s earnings.

Northeast may not be able to attract and retain investment services and insurance clients at current levels.

Due to intense competition, Northeast’s investment services division and its insurance offices may not be able to attract and retain clients at current levels. Competition is strong in Northeast’s geographic market areas because there are numerous well-established and successful investment services and insurance firms in these areas. Many of Northeast’s competitors have greater resources than Northeast.  Northeast’s ability to successfully attract and retain investment services and insurance clients is dependent upon its ability to compete with competitors’ investment and insurance products, client services and marketing and distribution capabilities. If Northeast is not successful in attracting and retaining investment services and insurance clients, its results of operations and financial condition may be negatively impacted.

Regulators may restrict distributions or require divestiture if Northeast’s subsidiaries are undercapitalized.

If an FDIC-insured depository institution, such as the Bank, fails to meet certain capital standards or requirements (such institution being referred to as an “undercapitalized institution”), the appropriate regulatory agency would be required by law to take one or more of certain specific actions with respect to such institution (for example, the regulatory agency may require the institution to issue new shares, merge with another depository institution, restrict the interest rates it pays on deposits, restrict its asset growth, terminate certain activities, have a new election for its board of directors, dismiss certain directors or officers, divest of certain subsidiaries and/or take any other action that will better resolve the problems of the institution in a manner that will minimize the long-term loss to the FDIC) in the event the undercapitalized institution failed to submit an acceptable capital restoration plan or failed to implement such plan.  If Northeast were to control an undercapitalized institution, then the Federal Reserve would be required by law to take one or more of such actions if (i) Northeast and any other company that controls the undercapitalized institution did not agree to guarantee the capital restoration plan for such undercapitalized institution or (ii) the institution was “significantly undercapitalized” as defined in regulations issued by the appropriate regulatory agency.  In either case, the appropriate regulatory agency may (a) prohibit Northeast from making any capital distribution without the prior approval of such regulatory agency; (b) require Northeast to divest companies that are controlled by Northeast and that are in danger of becoming insolvent and pose a significant risk to the undercapitalized institution; and (c) require Northeast to divest the undercapitalized institution.

Negative public opinion could damage Northeast’s reputation and adversely impact business and revenues.

As a financial institution, Northeast’s earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from Northeast’s actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by Northeast to meet its clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect Northeast’s ability to keep, attract and/or retain clients and can expose it to litigation and regulatory action.  Actual or alleged conduct by one of Northeast’s businesses can result in negative public opinion about its other businesses.  Negative public opinion could also affect Northeast’s credit ratings, which are important to its access to unsecured wholesale borrowings.  Significant changes in these ratings could change the cost and availability of these sources of funding.

Clients could pursue alternatives to bank deposits, causing Northeast to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns.  If clients move money out of bank deposits in favor of alternative investments, Northeast could lose a relatively inexpensive source of funds, increasing its funding costs.

Consumers may decide not to use banks to complete their financial transactions, which could affect net income.

Technology and other changes now allow parties to complete financial transactions without banks.  For example, consumers can pay bills and transfer funds directly without banks.  This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits.

Northeast’s future growth, if any, may require Northeast to raise additional capital in the future, but that capital may not be available when it is needed.

Northeast is required by regulatory authorities to maintain adequate levels of capital to support its operations.  Northeast may need to raise additional capital to support its operations or its growth, if any.  Northeast’s ability to raise additional capital will depend, in part, on conditions in the capital markets and Northeast’s financial performance at that time, both of which are outside Northeast’s control.  Accordingly, Northeast may be unable to raise additional capital, if and when needed, on acceptable terms, or at all.  If Northeast cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.  In addition, if Northeast decides to raise additional equity capital, Investors’ interest could be diluted.

Recently enacted financial reform legislation may have a significant impact on the Corporation and results of its operation.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur.  Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services.  The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks.  The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations.  The Company and the entire financial services industry has begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Company is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees charges that may be charged to consumers.

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

In addition to the branch office located in our Headquarters Building, we have nine banking branches located, and eleven insurance agency offices located in the State of Maine as set forth below.
Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
500 Canal Street, Lewiston	Lease (2)
1399 Maine Street, Poland	Lease (3)
77 Middle Street, Portland	Lease (4)
235 Main Street, South Paris	Fee Simple

Insurance Agency Locations
59 Main Street, Anson, Maine	Fee Simple
232 Center Street, Auburn, Maine*	Lease (1)
235 Western Avenue, Augusta, Maine*	Fee Simple
4 Sullivan Square, Berwick, Maine	Fee Simple
11 Main Street, Bethel, Maine*	Fee Simple
346 Main Street, Jackman, Maine	Lease (5)
28 Main Street, Livermore Falls, Maine	Lease (6)
423 U. S. Route 1, Scarborough, Maine	Lease (7)
235 Main Street, South Paris, Maine*	Fee Simple
472 Main Street, Thomaston, Maine	Lease (8)
10 Snell Hill Road, Turner, Maine	Fee Simple

*Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.

(1) Lease term is ten years and expires May 1, 2016.
(2) Lease term is 15 years and expires July 15, 2020.
(3) Lease term is 15 years but with notice can be terminated in 10 years, and expires January 1, 2025.
(4) Lease term is five years and expires September 30, 2012.
(5) Lease term is one year and automatically renews in September each year.
(6) Lease is a tenant at will.
(7) Lease term is three years and expires July 31, 2010. The lease became a tenant at will after the expiration date.
(8) Lease is a tenant at will.

The Bank's investment division leases space at 202 US Route One, Falmouth, Maine, which has a term of five years and expires August 31, 2012. In addition, the Bank has purchased land in Windham, Maine and Northeast Bank Insurance Group, Inc. has purchased land in Jay, Maine. The land in Jay was under contract to sell on June 30, 2010.  The sale was closed on July 9, 2010.

Northeast Bank Insurance Group, Inc. (“NBIG”) exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine from the President of Northeast Bank Insurance Group, Inc.  The transaction closed on June 24, 2009.  The option price of $375,000 was determined at the time NBIG acquired the Spence & Mathews Agency in November 2007.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of NBIG.

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

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Bank is a party or of which any of the Bank's property is the subject.  There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Bank.

Item 4.  Removed and reserved

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

On September 11, 2007, the Company changed its listing from AMEX to NASDAQ.  The common stock of Northeast Bancorp currently trades on the NASDAQ under the symbol "NBN". As of the close of business on September 1, 2010, there were approximately 2,331,332 shares of common stock outstanding held by approximately 411 stockholders of record.

The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on NASDAQ, and dividends paid during each quarter for periods indicated.

2009 – 2010	High	Low	Div Pd
Jul 1- Sep 30	10.00	7.66	.090
Oct 1 - Dec 31	9.71	8.42	.090
Jan 1 - Mar 31	15.28	8.50	.090
Apr 1 - Jun 30	15.14	12.00	.090

2008 – 2009	High	Low	Div Pd
Jul 1- Sep 30	11.97	9.44	.090
Oct 1 - Dec 31	11.03	6.54	.090
Jan 1 - Mar 31	8.80	6.61	.090
Apr 1 - Jun 30	10.86	7.35	.090

On September 18, 2010, the last reported sale price of the Company's Common stock as quoted on NASDAQ was $12.92. Holders of the Company's Common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. The amount and timing of future dividends payable on the Company's Common Stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank.  Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1.Business - Supervision and Regulation".

There were no stock repurchases under the 2006 Stock Repurchase Plan for the year ended June 30, 2010.

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
(3)
On December 15, 2006, the Company announced that its Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares of its common stock from time to time until the plan expires on December 31, 2010, unless extended.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northeast Bancorp, the S&P 500 Index
and the Philadelphia KBW Bank Index

$140
$120
$100
$80
$60
$40
$20
$0
6/05
6/06
6/07
6/08
6/09
6/10
Northeast Bancorp
S&P 500
Philadelphia KBW Bank

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2010 S&P , a division of The McGraw-Hill Companies Inc. All rights reserved.

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2010.

	Equity Compensation Plans
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in the first column (a))
Equity compensation Plan approved by Security holders (1)	18,000	$ 11.08	199,000

Equity compensation Plan not approved by Security holders	0	$ 0.00	0

(1)
Includes stock options granted or available under stockholder approved Stock Option Plans in 2001, 1999, 1992 and 1989 (the "Stock Option Plans").

Our Stock Option Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 6. Selected Financial Data
	At or for the Year
	Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$31,262	$33,766	$35,398	$35,682	$35,456
Interest expense	13,513	16,980	21,051	20,097	16,761

Net interest income	17,749	16,786	14,347	15,585	18,695

Provision for loan losses	1,864	2,100	836	989	1,226
Other operating income (1)	12,164	10,505	10,510	7,903	6,578
Net securities gains	(18)	268	293	42	17
Other operating expenses (2)	25,417	24,461	21,855	20,075	18,209

Income before income taxes	2,614	998	2,459	2,466	5,855
Income tax expense	895	39	528	579	1,851

Net income	$1,719	$959	$1,931	$1,887	$4,004

Net income available to common stockholder	$1,476	$825	$1,931	$1,887	$4,004

Consolidated per share data:
Net income:
Basic	$0.64	$0.36	$0.82	$0.77	$1.61
Diluted	$0.63	$0.36	$0.82	$0.76	$1.59
Cash dividends	$0.36	$0.36	$0.36	$0.36	$0.36
Selected balance sheet data:
Total assets	$622,194	$598,148	$598,274	$556,801	$562,918
Loans receivable	382,309	393,651	409,194	425,571	435,663
Deposits	384,197	385,386	363,374	364,554	395,293
Borrowings	183,025	162,389	186,830	147,564	124,860
Total stockholders' equity	50,906	47,317	40,273	40,850	39,096
Other ratios:
Return on average assets	0.28%	0.16%	0.33%	0.34%	0.70%
Return on average equity	3.47%	2.14%	4.63%	4.59%	9.95%
Average equity to average total assets	8.10%	7.35%	7.23%	7.37%	7.07%
Common dividend payout ratio	56.64%	101.14%	44.10%	46.77%	22.40%

(1) Includes primarily fees for deposit, investment brokerage and trust services to customers, insurance commission revenue and gains on the sale of loans.
(2) Includes salaries, employee benefits, occupancy, equipment and other expenses.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the "Company") for the fiscal years ended June 30, 2010, 2009 and 2008.  This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition.  You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the years prior to 2010 have been reclassified to conform to the 2010 presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors.  Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct.  We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, the availability of and the costs associated with sources of liquidity and changes in the current economic climate.  Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements.  For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1.  Business - Forward-Looking Statements and Risk Factors" set forth in this Form 10-K.  These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Note 1 to the Consolidated Financial Statements contains a summary of Northeast Bancorp's significant accounting policies.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The level of the allowance for loan losses is important to the presentation of the Company's results of operations and financial condition.  The determination of what the loan loss allowance should be requires management to make subjective and difficult judgments, some of which may relate to matters that are inherently uncertain.  Actual results may differ materially from these estimates and assumptions.  This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.  The larger the provision for loan loss, the greater the negative impact on our net income.  Larger balance, non-homogeneous loans, representing significant individual credit exposures, are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry, the regional economy and other factors.  Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans, and historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment. The allowance for loan losses is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors.

For a further description of our estimation process in determining the allowance for loan losses, see “Asset Quality” below.

GENERAL

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB”) under the Bank Holding Company Act of 1956.  The Company also is a registered Maine financial institution holding company.  The FRB is the primary regulator of the Company, and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions.  We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2010, from 10 banking offices, one financial center and 11 insurance agency offices located in western and south-central Maine, and a mortgage loan production office in Portsmouth, New Hampshire.  At June 30, 2010, we had consolidated assets of $622.2 million and consolidated stockholders' equity of $50.9 million.

Northeast Bancorp's principal asset is all the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank.  Accordingly, the Company's results of operations are primarily dependent on the results of the operations of the Bank.  In addition to the Bank’s ten branch offices, its investment brokerage division has an office in Falmouth, Maine from which investment, insurance and financial planning products and services are offered.  The Bank's wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), offers personal and commercial property and casualty insurance products.  Four of NBIG’s eleven insurance agency offices operate in our Auburn, Augusta, Bethel, and South Paris, Maine branches.

              Business Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and consumer loans.  The Bank sells residential mortgage and commercial real estate loans into the secondary market.  The Bank also invests in mortgage-backed securities, securities issued by United States Government-sponsored enterprises, corporate and municipal securities.  The Bank emphasizes the growth of noninterest sources of income from sale of residential mortgage loans, trust management, financial planning, investment brokerage and commissions from the sale of property and casualty insurance. The Bank's profitability depends primarily on net interest income, which is the difference between interest income earned from interest-earning assets (i.e. loans and investments) and interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Our net interest margin (net interest income as a percentage of average interest earning assets) is lower than our peers primarily due to our higher cost of funds. The Bank has focused on increasing the mix of demand deposit and non-maturing, interest-bearing deposit accounts which have a lower cost compared to certificates of deposit.

Our goal is to continue modest, but profitable, growth by increasing our loan and deposit market share in our existing markets in western and south-central Maine, closely managing the yields on interest earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing the number of bank services per household, increasing noninterest income from expanded trust, investment and insurance brokerage services and controlling the growth of noninterest expenses. It also is part of our business strategy to make targeted acquisitions in our current market areas from time to time when opportunities present themselves.  We did not make any acquisitions during the year ended June 30, 2010.

The Company's profitability is affected by the Bank's net interest income, which is affected by interest rate spread, or the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities, and by interest margin, which is net interest income as a percentage of average interest-earning assets.  Net income is also affected by the level of the provision for loan losses, noninterest income and noninterest expense of Northeast Bancorp and the Bank, and the effective tax rate. Noninterest income consists primarily of loan and deposit service fees, trust, investment brokerage and insurance commission revenue and gains on the sales of loans and investments.  Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, and other operating expenses, which include professional fees, advertising, computer services, supplies, telecommunication and postage expenses.

    Economic Conditions

We believe that our market area has generally witnessed an economic decline and a decrease in residential and commercial real estate values starting in 2009 which continued from 2009 through 2010.  The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity and financial condition.  We believe future economic activity will significantly depend on consumer confidence, consumer spending, the value of real estate and business expenditures for new capital equipment, all of which are tied to strong employment.

EXECUTIVE SUMMARY

The following were significant factors comparing our results for fiscal 2010 to fiscal 2009:

•	During fiscal 2010, we accomplished the following strategic objectives:
	o	Increased noninterest income by 13%;
	o	Expanded our mortgage loan origination sales and processing division;
	o	Increased customer demand deposits, NOW, money market and savings accounts;
	o	Opened a new branch in Poland, Maine, consolidating our Mechanic Falls branch into Poland and consolidating our branch at 882 Lisbon Street, Lewiston into the Gateway branch;
	o	Sold the books of business from our insurance agency offices in Mexico and Rangeley, Maine; and
	o	Entered into a merger agreement with FHB Formation, LLC which will add approximately $16.2 million in new capital.

•
Net income increased to $1,718,672 for fiscal 2010 compared to $958,989 for fiscal 2009, an increase of $759,683, or 79%. Increased net interest income and noninterest income, combined with a decrease in the provision for loan losses, more than offset increases in noninterest expense from goodwill impairment, merger related professional fees, and computer services.

•	Capital ratios for the Company and the Bank increased in fiscal 2010 compared to fiscal 2009, exceeding the regulatory definition for a “well capitalized” financial institution.

•
The allowance for loan losses was $5,806,000 at June 30, 2010, an increase of $42,000 compared to June 30, 2009. The allowance increased as a percentage of total loans to 1.52% at June 30, 2010 compared to 1.46% at June 30, 2009.  Total loans decreased $11.3 million during fiscal 2010 primarily from runoff of indirect consumer auto and RV loans.

•
Net interest margin increased to 315 basis points in fiscal 2010 compared to 299 basis points in fiscal 2009, resulting in an increase in net interest income year over year.  This increase in net interest margin was primarily due to lowering our overall cost of funds, in part from our maturing certificates of deposit resetting to lower interest rates and reducing the interest rates paid on interest-bearing, non-maturing deposits.

RESULTS OF OPERATIONS

                  Comparison of Fiscal Years Ended June 30, 2010 and 2009

                  Overview

For the fiscal year ended June 30, 2010 ("fiscal 2010"), we reported net income of $1,718,672, or $0.63 per diluted share, as compared to $958,989, or $0.36 per diluted share, for the fiscal year ended June 30, 2009 ("fiscal 2009"), an increase of  $759,683, or 79%.  This increase was attributable to increases in net interest and noninterest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expenses.  The return on average assets was 0.28% in fiscal 2010 compared to 0.16% in fiscal 2009.  The return on average equity was 3.47% in fiscal 2010 compared to 2.14% in fiscal 2009.  The increase in our return on average assets and return on average equity was primarily due to the increase in net income.  Average assets increased $2.2 million in fiscal 2010 compared to fiscal 2009.  Similarly, average equity increased $4.7 million primarily from increased net income, other comprehensive income, and the full year impact of the preferred stock sold in fiscal 2009.

Net interest income increased by 6% in fiscal 2010 as compared to fiscal 2009. This increase was primarily due to an increase in our net interest margin of 16 basis points compared to fiscal 2009. Average interest earning assets increased approximately $2.0 million as compared to the average interest earning assets in fiscal 2009.  Noninterest income increased 13% during fiscal 2010, primarily from increased fees and services charges on loans and deposits, gain on sale of residential real estate loans, investment brokerage commission and insurance commission revenue.  These increases were partially offset by losses realized on the sale of personal property and real estate acquired, and lower net securities gains.  The provision for loan losses decreased 11% primarily due to a decrease in net credit losses of $0.2 million in fiscal 2010 compared to fiscal 2009.  Noninterest expense increased 4% during fiscal 2010, which was primarily due to goodwill impairment expense and professional fees for legal, accounting, and investment banking fees related to the pending merger with FHB Formation, LLC.  Neither goodwill impairment nor merger-releated expenses are deductible for income tax purposes.

               Net Interest Income

Net interest income increased by $963,281, or 6%, during fiscal 2010, primarily as a result of an increase in net interest margin.    Average interest earning assets also increased $2.0 million, or less than 1%, during fiscal 2010 resulting from an increase in average available-for-sale securities of $11.5 million and an increase in average interest-bearing deposits and regulatory stock of $3.7million, partially offset by a decrease in average loans of $13.2 million.  The increase in average investment securities was due to increases in mortgage-backed securities which were used as collateral for FHLB advances and letters of credit, and securities sold under agreements to repurchase.  The overall decrease in average loans was due to the decrease in average commercial, construction and consumer loans of $31.2 million which was partially offset by an $18.0 million increase in average loans held-for-sale, residential real estate and commercial real estate loans.  Average interest-bearing deposits increased by $11.3 million, or 3%, during fiscal 2010 primarily due to an increase in average NOW, money market and savings accounts, which increased by $27.3 million, or 29%, partially offset by the decrease in brokered deposits of $7.4 million and certificate of deposit accounts of $8.6 million, or 7%.  Average short-term borrowings increased during fiscal 2010 by $6.5 million, or 18%.  Average borrowings decreased $19.7 million, or 13%, primarily from decreases in advances from the FHLB Boston and advances from Fed Discount Window borrower-in-custody program. The yield on average interest earning assets decreased 46 basis points, to 5.52%, in fiscal 2010.  The cost of funds decreased 65 basis points, to 2.58%, due to a decrease in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2009 to 2010 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended June 30, 2010 versus June 30, 2009

	Difference Due to
	Volume	Rate	Total
Investments	$576,823	(937,557)	(360,734)
Loans, net	(826,702)	(1,258,445)	(2,085,147)
FHLB deposits & other	26,486	(76,292)	(49,806)
Total interest-earning assets	(223,393)	(2,272,294)	(2,495,687)

Deposits	306,520	(2,559,922)	(2,253,402)
Short-term borrowings	115,832	(179,357)	(63,525)
Borrowings	(844,350)	(306,328)	(1,150,678)
Total interest-bearing liabilities	(421,998)	(3,045,607)	(3,467,605)
Net interest income	$198,605	773,313	971,918

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume.  Borrowings in the table above include FHLB advances, obligation under capital leases, structured repurchase agreements and junior subordinated debentures.  The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $212,141 and $203,504 for the twelve months ended June 30, 2010 and 2009, respectively.

              Provision for Loan Losses

The provision for loan losses in fiscal 2010 was $1,864,419, a decrease of $235,231, or 11%, compared to fiscal 2009.  Net charge-offs were $1,822,419 in fiscal 2010 compared to $1,991,650 in fiscal 2009, a decrease of $169,231.  The decrease in charge-offs was the primary reason for the decrease in the provision for loan losses for fiscal 2010.  The impact of the decrease in loans on the provision for loan losses was offset by increases in loan delinquency, classified and criticized loans, net losses and nonperforming loans for fiscal 2010.  Of the total net charge offs in fiscal 2010, indirect consumer loans accounted for $571,908, a 47% decrease in fiscal 2010 compared to fiscal 2009. Net charge-offs to average loans outstanding was 0.47% in fiscal 2010 compared to 0.49% in fiscal 2009.

The allowance for loan losses at June 30, 2010 was $5,806,000 as compared to $5,764,000 at June 30, 2009, an increase of $42,000, or 1%.  The ratio of the allowance to total loans was 1.52% at June 30, 2010 compared to 1.46% at June 30, 2009.  The ratio of the allowance for loan losses to nonperforming loans was 66% at June 30, 2010 and 58% at June 30, 2009.  The decrease in this ratio reflects a decrease of $1,053,000 in nonperforming loans, to $8,841,000 at June 30, 2010, primarily from nonperforming commercial loans and commercial real estate loans.  Since our quarterly testing of the allowance for loans losses includes nonperforming loans, management believes the allowance for loan losses is sufficient to absorb the estimated credit losses associated with nonperforming loans. Of total non-performing loans at June 30, 2010 and 2009, $3,198,723 and $3,352,000, respectively, were current with principal and interest payments.  Nonperforming loans were 2.31% of total loans at June 30, 2010 as compared to 2.51% at June 30, 2009.  The decrease in the ratio of nonperforming loans to total loans was due to the decrease in nonperforming loans comparing fiscal 2010 to fiscal 2009.  For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

               Noninterest Income

Noninterest income for the fiscal years ended June 30, 2010 and 2009 was $12,146,071 and $10,772,860, respectively, an increase of $1,373,211, or 13%, in fiscal 2010.

Fees for other services to customers of $1,503,689 increased $400,008, or 36%, during fiscal 2010.  This increase was due to higher fees from a new overdraft protection program introduced in July 2009 as compared to fiscal 2009.

Net securities losses of $17,803 during fiscal 2010 changed by $286,176 from net securities gains of $268,373 in fiscal 2009.  The losses in fiscal 2010 primarily resulted from sale of trust preferred securities.

Gains on the sales of loans of $1,263,600 increased $436,900, or 53%, during fiscal 2010.  This increase was due to increased volume of residential real estate loans sold as the Bank expanded the mortgage loan origination division to a staff of 18 during fiscal 2010 compared to staff of 10 in fiscal 2009.  The volume of loans sold in fiscal 2010 was $79 million compared to $68 million in fiscal 2009.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $2,053,738 increased $465,082, or 29%, during fiscal 2010.  This increase was due to expanding the sales staff to 13 in fiscal 2010 from 10 in fiscal 2009 and a general improvement in the equity markets during the same period.

Insurance commission revenue of $6,212,581 increased $347,838, or 6%, during the fiscal year 2009.  The increase resulted from the impact of the increased contingent and bonus payments.  The commission revenue was unchanged compared to fiscal 2009 during a continuing market of soft premiums for property and casualty insurance.

Bank owned life insurance (BOLI) income of $502,383 increased $11,074, or 2%, during fiscal 2010. The average interest yield, net of mortality cost, was 3.86% in fiscal 2010 compared to 3.98% in fiscal 2009.  The additions to cash surrender value are based on this average interest yield.  These interest rates are determined by the life insurance companies and are reset quarterly or annually.   Each policy is subject to minimum interest rates.

Other noninterest income of $627,883 decreased $1,515, or less than 1%, during fiscal 2010.  This decrease was primarily due to gains of $244,858 realized on the sales of the book of business of the Mexico and Rangeley insurance agencies net of the unamortized intangibles of $299,259 and certain fixed assets.  Both were sales to in market competitors. We sold our Mechanic Falls branch following the transfer of customer accounts to our new Poland branch, resulting in a gain of $31,267.  Rental revenue from the multifamily properties in Other Real Estate Owned added $90,373 to other noninterest income. These increases were partially offset by decreases in trust income of $98,417 due to exiting pension administration services, in the gains from purchase and sale of covered calls of $28,913, and an increase in losses from the disposition of acquired assets of $238,632.

              Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2010 and 2009 was $25,416,623 and $24,461,043, respectively, an increase of $955,580, or 4%.  Our efficiency ratio, which is noninterest expense as a percentage of the total of net interest income and noninterest income, improved to 85.0% during fiscal 2010 from 88.8% in fiscal 2009. The increases in net interest income and noninterest income in fiscal 2010 compared to the prior year resulted in the change in the efficiency ratio.

Salaries and employee benefits expense of $13,919,899 increased $170,027, or 1%, during the fiscal year 2009. Total full-time equivalent employees were 242 compared to 247 at June 30, 2010 and 2009, respectively.  The decrease in full-time equivalents was due to primarily to a decrease in our insurance agency staff as the result of closing offices and a decrease in our branch system staff due to consolidation.  These decreases were partially offset by the expansion of a sales and processing staff for the mortgage loan origination division.  The increased gains on sales of residential real estate and increased investment commissions resulted in increased compensation expense in fiscal 2010 compared to the prior year.  This increase in compensation expense was partially offset by decreased compensation expense in our insurance agency and a decrease in medical plan benefits expense which returned to more normal levels as compared to fiscal 2009.

Occupancy expense of $1,864,642 increased $54,623, or 3%, during the fiscal 2010. This increase was primarily due to impairment expense of $136,691 related to the closure of insurance agency offices in Mexico and Rangeley. This increase was partially offset by a decrease in building repair and maintenance expense of $26,005, ground maintenance expense of $26,163 and utilities expense of $38,905.

Equipment expense of $1,473,620 decreased $129,899, or 8%, during the fiscal 2010.  The decrease was due to lower depreciation and software maintenance expense.

Intangible asset amortization of $723,974 decreased $23,973, or 3%, in fiscal 2010 due to the sale of the customer lists of the Mexico and Rangeley offices of NBIG reducing the base of the customer list intangibles and related amortization expense from the date of sale to June 30, 2010. Through June 30, 2009, we had been acquiring insurance agencies, thereby increasing the customer list and non-compete intangibles and the related amortization.

 Goodwill of $407,896 related to a bank acquisition in 1990 and carried on the balance sheet of Northeast Bancorp was impaired and expensed at June 30, 2010.  The level one test required under ASC 350-20-35, “Intangibles-Goodwill and Other, Subsequent Measurement,” determined that the fair value of the Company was less than its carrying value.  The fair value of the Company common stock of $13.93 per shared was based on a fairness opinion.  Since the level one test was not met, the fair valuing of the Company’s consolidated balance sheet was performed.  The implied goodwill resulting from subtracting the fair value of the net assets from the fair value of the Company was less than the carrying amount of $407,896.  This result required the entire balance of goodwill on the balance sheet of the Company to be written off.   The Company passed the level one test at June 30, 2009.  The goodwill carried on the balance sheet of NBIG passed the level one test so no impairment was recognized.

Other noninterest expense of $7,026,592 increased $476,906, or 7%, during fiscal year 2010. This increase compared to fiscal 2009 was due to an increase in professional fees of $834,790, including $540,514 of legal, accounting, investment banking and other professional services related to the pending merger, and increases in consulting fees for IT projects, improving processes in our insurance agency, and implementing the overdraft protection program. Other noninterest expense also increased during fiscal 2010 compared to the prior year as the result of  an increase in FDIC insurance expense of $26,076 due to the volume of non-deposit funding, causing our assessment rate to increase, computer services expenses $109,157 due to higher item processing expense, clearing charges on a higher volume of investment brokerage transactions, increased usage of Internet banking services, and dues and assessments of $44,327 primarily due to the Maine Bureau of Financial Institution safety and soundness examination fees. Partially offsetting these increases were decreases in loan expenses of $73,996 due to lower collection and problem loan workout expenses, deposit expenses of $59,282 due to an insurance payment on fraud losses in fiscal 2008, supplies expense of $24,626 and telephone expense of $31,568 due to re-negotiating vendor contracts, travel and entertainment expense of $29,425, other losses of $100,000, employee recruitment of $46,109, and a net decrease in other-than-temporary impairment expense on equity and non-marketable securities of $204,336 for fiscal 2010 compared to the prior year. The other-than-temporary impairment expenses resulted from the periodic analysis by management of impaired securities pursuant to which management determined that recovery of cost was unlikely within a reasonable period of time for certain equity, bank–issued trust preferred securities, and non-marketable securities. The impairment expense includes no credit component impairment in fiscal 2010 compared to $98,730 of credit component impairment on debt securities in fiscal 2009.

The Company's effective tax rate was 34.2% and 3.9% for the fiscal years ended June 30, 2010 and 2008, respectively.  The expenses recognized for goodwill impairment and the pending merger are not deductible for income tax purposes.  See Note 12 in the Consolidated Financial Statements for additional information.

               Comprehensive Income

The Company's total comprehensive income was $4,613,969 and $3,714,205 during 2010 and 2009, respectively.  Comprehensive income differed from our net income in 2010 and 2009 due to the change in the fair value of available-for-sale securities, net of income tax and change in fair value of purchased interest rate caps and interest rate swaps, net of income tax. In fiscal 2010, there was a net increase in fair value of $3,306,826 attributable to an increase in net unrealized gains on available-for-sale securities, net of income tax and a decrease in fair value of $411,529 on the unrealized losses on purchased interest rate caps and interest rate swaps, net of income tax.  There was a net increase in fair value in fiscal 2009 of $2,755,216 in the unrealized gains on available-for-sale securities, net of income tax.   See the Consolidated Statements of Changes in Shareholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

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

Net interest income increased by 17% in fiscal 2009 as compared to fiscal 2008. This increase was primarily due to an increase in our net interest margin of 29 basis points compared to fiscal 2008. Average interest earning assets increased approximately $28.7 million as compared to the average interest earning assets in fiscal 2008.  Noninterest income increased 7% during fiscal 2009, primarily from increased insurance commission revenue, gain on sale of residential real estate loans, and higher fees and service charges on loans and deposits.  These increases were partially offset by lower investment brokerage commission revenue and lower net securities gains.  The provision for loan losses increased 151% primarily due to an increase in net credit losses of $1.1 million in fiscal 2009 compared to fiscal 2008.  Noninterest expense increased 15% during fiscal 2009, which was primarily due to the full year impact of three insurance agency acquisitions completed in fiscal 2008, including the amortization of intangibles, increases in benefits expense, FDIC insurance expense, loan collection expense and investment security impairment expenses.

              Net Interest Income

Net interest income increased by $2,438,807, or 17%, during fiscal 2009, primarily as a result of an increase in net interest margin.    Average interest earning assets also increased $28.7 million, or 5%, during fiscal 2009 resulting from an increase in average available-for-sale securities of $35.5 million and an increase in average interest-bearing deposits and regulatory stock of $2.4 million, partially offset by a decrease in average loans of $9.7 million.  The increase in average investment securities was due to increases in mortgage-backed securities which were used as collateral for structured repurchase agreements, FHLB advances and letters of credit, and securities sold under agreements to repurchase.  The overall decrease in average loans was due to the decrease in average residential real estate, commercial and consumer loans of $19.3 million which was partially offset by a $9.6 million increase in commercial real estate and construction loans.  Average interest-bearing deposits increased by $6.0 million, or 2%, during fiscal 2009 primarily due to an increase in average money market accounts, which increased by $15.2 million, or 111%, partially offset by the decrease in brokered deposits of $4.1 million and NOW accounts of $5.3 million, or 10%.  Average short-term borrowings increased during fiscal 2009 by $2.0 million, or 6%.  Average borrowings increased $19.2 million, or 14%, primarily from structured repurchase agreements and advances from the Fed Discount Window borrower-in-custody program. The yield on average interest earning assets decreased 62 basis points, to 5.98%, in fiscal 2009.  The cost of funds decreased 99 basis points, to 3.23%, due to a decrease in the cost of interest-bearing deposits.  Table 1 provided in Item 8 of this Form 10-K shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for the past three years.  The table below shows the changes from 2008 to 2009 in net interest income by category due to changes in rate and volume.

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

              Provision for Loan Losses

The provision for loan losses in fiscal 2009 was $2,099,650, an increase of $1,263,166, or 151%, compared to fiscal 2008.  Net charge-offs were $1,991,650 in fiscal 2009 compared to $936,484 in fiscal 2008, an increase of $1,055,166.  The increase in charge-offs was the primary reason for the increase in the provision for loan losses for fiscal 2009.  The impact of the decrease in loans on the provision for loan losses was offset by increases in loan delinquency, classified and criticized loans, net losses and nonperforming loans for fiscal 2009.  Of the total net charge offs in fiscal 2009, indirect consumer loans accounted for $1,009,566, a 172% increase in fiscal 2009 compared to fiscal 2008. Net charge-offs to average loans outstanding was 0.49% in fiscal 2009 compared to 0.23% in fiscal 2008.

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

           Noninterest Income

Noninterest income for the fiscal years ended June 30, 2009 and 2008 was $10,772,860 and $10,803,224, respectively, a decrease of $30,364, or less than 1%, in fiscal 2009.  Most of this decrease was due to the decrease in investment commission income.

Fees for other services to customers of $1,103,681 increased $9,638, or 1%, during fiscal 2009.  This increase was due to higher overdraft, ATM and debit card fee revenue as compared to fiscal 2008.

Net securities gains of $268,373 decreased $24,728, or 8%, during fiscal 2009.  The gains in fiscal 2009 primarily resulted from restructuring the bond portfolio by selling mortgage-backed securities with significant extension risk in a rising rate environment.  Extension risk is the increase in average lives of mortgage-backed securities based on the estimated reduction in loan principal prepayments as interest rates increase.  Gains from the sale of equity and bond securities are subject to market and economic conditions, and there can be no assurance that gains reported in prior periods will be achieved in the future.

Gains on the sales of loans of $826,700 increased $212,106, or 35%, during fiscal 2009.  This increase was due to increased volume of residential real estate loans sold as the Bank increased the number of mortgage loan originators during fiscal 2009.  Sold loan volume is subject to changing interest rates.   Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $1,588,656 decreased $634,279, or 29%, during fiscal 2009.  This decrease was primarily due to the equity market conditions in 2009.

Insurance commissions of $5,864,743 increased $500,463, or 9%, during fiscal year 2009.  The increase resulted from the full year impact of the acquisition of the Hartford, Spence & Mathews and Hyler insurance agencies acquired in fiscal 2008, accounting for $950,198, and the Goodrich Associates acquisition, accounting for $12,062, with these increases partially offset by a decrease in net bonus payments of $377,807 and a decrease in commission revenue of $83,990 from agency offices acquired prior to fiscal 2008.

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

              Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2009 and 2008 was $24,461,043 and $21,854,454, respectively, an increase of $2,606,589, or 12%.  Our efficiency ratio, which is noninterest expense as a percentage of the total of net interest income and noninterest income, increased to 88.8% during fiscal 2009 from 86.9% in fiscal 2008. The increase in operating expenses, resulting from the full year impact of the insurance agencies acquired in fiscal 2008 and increases in group medical benefits claims expense, FDIC insurance expense and collection expense in 2009, compared to the prior year, offset the increases in net interest income and noninterest income resulting in the increase in the efficiency ratio.

Salaries and employee benefits expense of $13,749,872 increased $730,474, or 6%, during the fiscal year 2009.  This increase included the salary and employee benefits full year impact from insurance agency acquisitions in fiscal 2008 of $631,365, an increase in group medical benefits expense for our insurance agency and bank of $695,326 due to increased claims in our self-insured group medical plan and an increase in temporary help, deferred compensation and other benefits of $96,309.  These increases were partially offset by a $375,205 increase in deferred costs related to the origination of loans for portfolio and held for sale. Total full-time equivalent employees were 248 compared to 244 at June 30, 2009 and 2008, respectively.

Occupancy expense of $1,810,019 increased $17,192, or 1%, during the fiscal year 2009.  This increase was primarily due to increased ground maintenance, utilities, janitorial, and depreciation expense related to the insurance agencies offices acquired in fiscal year 2008 and the new building added to the South Paris branch totaling $85,331.  These increases were partially offset by a decrease in rent expense and building repair and maintenance expense of $68,139.

Equipment expense of $1,603,519 increased $16,222, or 1%, during the fiscal year 2009.  The increase was due to depreciation and computer repairs and maintenance expense. These expenses were partially offset by decreases in software and vehicle depreciation expense and personal property tax expense compared to fiscal year 2008.

Intangible asset amortization of $747,947 increased $137,290, or 22%, in fiscal year 2009 from the full year impact of amortization of customer list and non-compete intangibles from insurance agency acquisitions in fiscal year 2008.

Other expense of $6,549,686 increased $1,705,411, or 35%, during fiscal year 2009.  This increase compared to fiscal year 2008 was due to an increase in FDIC insurance expense of $519,716 associated with the increased cost of deposit insurance coverage to $250,000 combined with the special assessment at June 30, 2009 of  $275,000 (based on total assets of the Bank less its Tier I capital), an increase in computer services expense of $190,220 resulting from higher item processing, Internet banking processing and conversions to our core software systems of recently acquired insurance agencies, collection and loan expense increasing $538,960 from the increase in the volume of loan workouts and collateral recovery, an increase in other losses  of $100,000 resulting from the settlement of a lawsuit and an increase in other-than-temporary impairment expense on equity and non-marketable securities of $428,209 and $10,005, respectively, for fiscal year 2009 compared to $147,247 and $47,020, respectively, in fiscal year 2008, resulting in an aggregate increase of $243,947. These other-than-temporary impairment expenses resulted from the periodic analysis by management of impaired securities under which management determined that recovery of cost was unlikely within a reasonable period of time for certain equity, bank–issued trust preferred securities, and non-marketable securities.  The impairment expense includes $98,730 of credit component impairment on debt securities in accordance with FSP FAS 115-2 and FAS 124-2.  The $112,568 balance was attributable to professional fees, advertising, and postage expense increases, partially offset by decreases in other insurance, supplies expense, deposit expense, and dues and subscriptions expense.

The Company's effective tax rate was 3.9% and 21.5% for the fiscal years ended June 30, 2009 and 2008, respectively.  See Note 12 in the Consolidated Financial Statements for additional information.

               Comprehensive Income

The Company's comprehensive income was $3,714,205 and $2,541,763 during fiscal year 2009 and 2008, respectively. Comprehensive income differed from our net income in 2009 and 2008 due to the change in the fair value of available-for-sale securities, net of income tax. In fiscal year 2009, there was a net increase in fair value of $2,755,216 attributable to an increase in net unrealized gains on available-for-sale securities, net of income tax. There was a net increase in fair value in fiscal year 2008 of $610,474. See the Consolidated Statements of Changes in Shareholders' Equity and Note 16 in the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION/CAPITAL RESOURCES

The Company's total assets increased $24,046,070, or 4%, to $622,194,200 at June 30, 2010 compared to $598,148,130 at June 30, 2009.  This increase was primarily due to a $9,749,651 increase in interest-bearing deposits, $15,777,562 increase in available-for-sale securities, $11,817,498 increase in loans held-for-sale partially offset by $11,384,245 decrease in net loans and a $2,336,735 decrease in cash and due from banks.  Stockholders' equity totaled $50,906,059 and $47,316,880 at June 30, 2010 and 2009, respectively, an increase of $3,589,179.  Stockholders' equity was increased by net income of $1,718,672, an increase in other comprehensive income of $2,895,297, stock options exercised of $22,420, partially offset by the payment of cash dividends on common and preferred stock of $1,047,210.

              Cash and Cash Equivalents

Average cash and cash equivalents (cash and due from bank and short-term investments) increased $3,334,748, or 29%, to $14,728,356 in fiscal 2010 as compared to $11,393,608 in fiscal 2009.  This increase was due to an increase in interest-bearing deposits, primarily margin accounts, with the issuers of our structured repurchase agreements.

             Investments Securities and Other Interest-earning Assets

The average balance of the available-for-sale securities portfolio was $163,601,174 and $152,050,639 for fiscal 2010 and fiscal 2009, respectively.  This increase of $11,550,535, or 8%, was primarily due to the purchase of US Government-sponsored enterprise bonds and mortgage-backed securities.  The mortgage-backed securities were pledged to wholesale repurchase agreements and substitute for cash held in margin accounts for structured repurchase agreements.  The portfolio is comprised of U.S. Government-sponsored enterprise bonds and mortgage-backed securities, municipal securities, equity securities, preferred stock and bank-issued trust preferred securities, with 91% of our investment portfolio consisting of U.S. Government-sponsored enterprise mortgage-backed securities and short-term U.S. Government-sponsored enterprise bonds.  See Item 8, Tables 2 and 3, for a detail of available-for-sale securities and investment maturities, respectively, and note 8 of the consolidated financial statements for details on the structured repurchase agreements

All of the Company's securities are classified as available-for-sale and were carried at fair value of $164,187,702 and $148,410,140 as of June 30, 2010 and 2009, respectively.  These securities had net unrealized gains after taxes of $4,757,970 at June 30, 2010 and net unrealized losses after tax of $1,451,144 at June 30, 2009.  See Note 2 to the Consolidated Financial Statements.  These unrealized gains and losses do not impact net income or regulatory capital, but are recorded as an adjustment to stockholders' equity, net of related deferred income taxes, and are a component of comprehensive income contained in the Consolidated Statements of Changes in Stockholders' Equity.

             Loans

The average balance for loans, including loans held-for-sale, was $392,398,366 in fiscal 2010, compared to $405,610,821 in fiscal 2009. This decrease of $13,212,455, or 3%, in our average balance for loans at June 30, 2010, was attributable to decreases in average construction, commercial, and consumer loans, partially offset by an increase in average loans held-for-sale, residential real estate, and commercial real estate loans.  See Item 8, Tables 4 and 5, for additional information on the composition of the loan portfolio and loan maturities, respectively.

Residential real estate loans averaged $147,862,607 in fiscal 2010, as compared to $141,059,082 in fiscal 2009.  This increase of $6,803,525, or 5%, was attributable to an increase in loans held-for-sale and residential real estate loans.  We continued to sell most of the residential real estate loans originated by us into the secondary market.  Residential real estate loans were 41% of the total loan portfolio at June 30, 2010, compared to 35% at 2009.  Of residential real estate loans at June 30, 2010, approximately 39% were variable rate products, compared to 37% at June 30, 2009. This increase in the percentage of variable rate products resulted from an increase in home equity lines of credit.

Commercial real estate loans increased and commercial loans decreased during fiscal 2010.  The increase in commercial real estate loans reflects increased market opportunity.  The decrease in commercial loans reflects the Bank’s efforts to tighten its credit underwriting standards as delinquencies and classified and criticized loans increased, to price these loans to reflect risk.  The competition for new and renewing commercial real estate and commercial loans has been intense.

Commercial real estate loans averaged $125,897,469 in fiscal 2010 and $114,686,143 in fiscal 2009.  This increase of $11,211,326, or 10%, reflects the factors noted above.  Our focus was to lend primarily to small businesses within our market areas.  This portfolio consists of loans secured primarily by income-producing commercial real estate and multifamily residential real estate.  Commercial real estate loans were 32% and 31% of the total loan portfolio at June 30, 2010 and 2009, respectively.  Approximately 96% and 95% of the commercial real estate loans were variable rate product, with this portfolio reflecting our desire to minimize the interest rate risk, at June 30, 2010 and 2009, respectively.

Construction loans averaged $4,980,129 in fiscal 2010 and $7,329,835 in fiscal 2009.  This decrease of $2,349,706, or 32%, consisted of both residential real estate and commercial construction loans.  Construction loans were 2% of the total loan portfolio at June 30, 2010 and 2009, respectively.  Most construction loans are subject to interest rates based on the prime rate, have contractual maturities less than 12 months, and disbursements are made on construction-as-completed basis and verified by inspection.  Approximately 77% of the construction loans were variable rate product at June 30, 2010, compared to approximately 51% at June 30, 2009.

Commercial loans averaged $28,370,474 in fiscal 2010 and $29,880,572 in fiscal 2009.  This decrease of $1,510,098, or 5%, reflects the above factors.  Commercial loans were 8% of total loans at June 30, 2010 and 2009, respectively.  Variable rate products comprised 69% and 70% of this loan portfolio at June 30, 2010 and 2009, respectively. The commercial loan credit risk exposure is highly dependent on the cash flow of the customer's business.  The Company mitigates credit risk by strictly adhering to our underwriting and credit policies.

Consumer and other loans averaged $83,683,638 in fiscal 2010 and $110,286,010 in fiscal 2009.  This decrease of $26,602,372, or 24%, was attributable to the Bank exiting the indirect vehicle loan business in October 2008.  Consumer and other loans comprised 18% and 25% of the total loan portfolio at June 30, 2010 and 2009, respectively.  Consumer and other loans, including indirect auto and recreational vehicle loans, are mostly fixed rate products.  At June 30, 2010 and 2009, we held $14,168,491 and $25,862,715 of indirect auto loans, respectively.  Indirect auto, indirect RV and indirect mobile home loans together comprised approximately 92% and 94% of total consumer and other loans, at June 30, 2010 and 2009, respectively.  The detail of consumer loans at June 30, 2010 and 2009 appears in the following table.  Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, earning a rate of return commensurate with the risk, and lending to individuals in the Company's known market areas.  We experienced a decrease in consumer loan delinquency from 2.94% to 2.82% and a decrease in non-performing loans from $574,000 to $394,000 for the fiscal years ended June 30, 2009 and 2010, respectively.  Net charge-off of consumer loans decreased from $1,308,000 to $733,000 for the fiscal years ended June 30, 2009 and 2010, respectively.

Indirect loan portfolios included in consumer and other loans are detailed in the following table.

	Consumer Loans
	June 30, 2010	% of Total	June 30, 2009	% of Total
Indirect Auto	$14,168,491	21%	$25,862,715	27%
Indirect RV	35,594,893	52%	46,002,568	48%
Indirect Mobile Home	12,996,776	19%	18,874,678	19%
Subtotal Indirect	62,760,160	92%	90,739,961	94%
Other	5,728,638	8%	5,725,006	6%
Total	$68,488,798	100%	$96,464,967	100%

BOLI averaged $13,027,962 in fiscal 2010 and $12,531,526 in fiscal 2009. This increase was $496,436, or 4%.  BOLI assets were invested in the general account of three insurance companies and separate accounts in a fourth insurance company.  A general account policy’s cash surrender value is supported by the general assets of the insurance company.  A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company.   Standard and Poor's rated these companies A+ or better at June 30, 2010.  Interest earnings, net of mortality costs, increase the cash surrender value.  These interest earnings are based on interest rates reset each year, subject to minimum interest rates.  The increases in cash surrender value offset all or a portion of the increase in employee benefit costs.  The increase in cash surrender value was recognized in other income and was not subject to income taxes.  Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset.   BOLI represented 24.46% of capital plus the allowance for loan losses at June 30, 2010.

Goodwill and intangible average assets were $4,489,383 and $7,808,337, respectively, for fiscal 2010, and $4,406,778 and $8,139,464, respectively, for fiscal 2009.  The increase in average goodwill resulted from the full year impact from one insurance agency acquired late in fiscal 2009. In addition to the amortization recognized in fiscal 2010 of $560,891, customer list sales of the Mexico and Rangeley insurance agencies reduced the intangibles by $299,459.  These intangibles are being amortized over lives from 10 to 24 years, with an average life of 13.67 years and a remaining average life of 11.72 years.  Goodwill and intangibles are subject to impairment testing annually.  Goodwill impairment expense of $407,896 was recognized in fiscal 2010. None was recognized in fiscal 2009.

             Deposits

Average demand deposit accounts were $34,185,673 for the year ended June 30, 2010 as compared to $33,615,942 in fiscal 2009.  The increase was $569,731, or 2%.

Average interest-bearing deposits increased by $11,289,607, or 3%, during fiscal 2010 to $346,010,418.  This increase was primarily due to increased NOW, money market and savings balances, a total of $27,261,093.  This increase was partially offset by decreases in average certificates of deposit balances of $8,619,440, or 4%, to $217,750,440, and in average brokered deposit balances of $7,352,046, or 53%, to $6,649,225.  The increases in money market and savings accounts were due to marketing promotions, including a savings account targeted to retain maturing certificates of deposit.  These increases allowed the Bank to decrease brokered time deposits as they matured.  The average interest rate paid on NOW accounts decreased from 0.99% in fiscal 2009 to 0.79% in fiscal 2010.  The average interest rate paid on money market accounts decreased from 1.87% in fiscal 2009 to 1.21% in fiscal 2010.  The average interest rate paid on savings accounts increased from 0.36% in fiscal 2009 to 0.62% in fiscal 2010 with the average rate paid in 2010 reflecting the impact of a promotional savings account.    The average interest rate paid on certificates of deposit decreased from 3.45% in fiscal 2009 to 2.68% in fiscal 2010.  See Item 8, Table 10, for the scheduled maturities of certificates of deposit of $100,000 or more.

At June 30, 2010 and 2009, total deposits decreased $1,188,763, or less than 1%, to $384,197,223 from $385,385,986, respectively.

We use brokered time deposits as part of our overall funding strategy. At June 30, 2010, outstanding brokered time deposits of $4,883,250 as a percentage of total assets was 0.78%, compared to 1.82% at June 30, 2009.  The average interest rate paid on brokered time deposits decreased from 4.30% in fiscal 2009 to 3.27% in fiscal 2010. Generally, interest rates paid on brokered time deposits exceed rates paid on FHLB advances with similar maturities, but the incremental interest expenses did not have a material impact on the results of operations for fiscal 2010 or fiscal 2009.

               Other Funding Sources

Short-term borrowings, which consist of securities sold under repurchase agreements and other sweep accounts, Federal Home Loan Bank of Boston (FHLB) advances, Fed Discount Window Borrower-in-custody advances, structured repurchase agreements and junior subordinated debentures are the Company's sources of funding other than deposits.

Average FHLB advances for fiscal 2010 were $48,859,033, compared to $61,851,068 in fiscal 2009.  This decrease was $12,992,035, or 21%.  These advances had an average cost of 3.68% during fiscal 2010 compared to 3.94% during fiscal 2009.  At June 30, 2010 and 2009, FHLB advances were $50,500,000 and $40,815,000, respectively, an increase of $9,685,000, or 24% reflecting our strategy to extend maturities and take advantage of low interest rates. The Company had unused advance capacity with the FHLB of $29,019,000 at June 30, 2010.  Management intends to increase available FHLB advance capacity by continuing to add qualifying securities and commercial real estate loans.  See Note 8 to the Consolidated Financial Statements.

Average structured repurchase agreements for fiscal 2010 were $65,000,000 compared to $58,794,521 in fiscal 2009, an increase of $6,205,479, or 11%.  At June 30, 2010, structured repurchase agreements were $65,000,000 which was flat compared to June 30, 2009.  The structured repurchase agreements were collateralized by acquiring and pledging U.S. Government-sponsored enterprise mortgage-backed securities as a leverage strategy to improve net interest income. The structured repurchase agreements were imbedded primarily with purchased interest rate caps to reduce the interest rate risk our liability sensitive balance sheet (interest-bearing liabilities repricing more quickly than interest-bearing assets) has to rising interest rates.  The imbedded purchased interest rate caps had a notional amount of $30 million in fiscal 2010 compared to $70 million in fiscal 2009.   An imbedded purchased interest rate cap with a notional amount of $40 million and a sold interest rate floor with a notional amount of $20 million expired in fiscal 2010.  All remaining purchased interest rate caps had strike rates based on three month LIBOR. The purchased interest rate caps were utilized to reduce the interest rate risk exposure to rising interest rates.  See Note 8 to the Consolidated Financial Statements for additional information.

Average short-term borrowings during fiscal 2010 were $42,939,460 compared to $36,412,192 during fiscal 2009, an increase of $6,527,268, or 18% resulting from new municipal relationships.  This liability was collateralized by U.S. government-sponsored enterprise bonds and mortgage-backed securities. Other sweep accounts were subject to Federal Home Loan Bank Letter of Credit coverage.  See Note 8 to the Consolidated Financial Statements.

Average Fed Discount Window Borrower-in-custody advances during fiscal 2010 were zero compared to $11,584,088 during fiscal 2009.  Under the terms of this credit line, the Bank has pledged its indirect auto loans and eligible municipal bonds, and the line bears an interest rate equal to the then current federal funds rate plus 0.50%.  At June 30, 2010, the credit availability under the Borrower in Custody program was $19,095,000.  There were no borrowings outstanding under this credit line at either June 30, 2010 or June 30, 2009, respectively.

The following is a summary of the unused borrowing capacity of the Bank at June 30, 2010 available to meet our short-term funding needs:

Brokered time deposits	$ 149,999,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	29,019,000	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	19,095,000	Unused credit line subject to the pledge of indirect auto loans and eligible municipal bonds
Total Unused Borrowing Capacity	$ 198,113,000

We had outstanding $16,496,000 at June 30, 2010 and 2009, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” for more information on junior subordinated debentures and affiliated trusts.

ASSET QUALITY

Our lending and credit policies require the regular independent review of our loan portfolio to monitor our asset quality.  We also maintain an internal rating system which provides a process to regularly assess the adequacy of our allowance for loan losses.

At June 30, 2010 and 2009, the allowance for loan losses was $5,806,000 and $5,764,000, respectively.  The increase in the allowance for loan losses was attributable to the increase in loss factors used to determine the adequacy of the allowance for loan losses, such as increases in loan delinquencies, non-performing loans and classified and criticized loans in fiscal 2010 compared to fiscal 2009.

The allowance for loan losses as a percentage of total loans was 1.52% and 1.46% at June 30, 2010 and 2009, respectively.  This increase of 6 basis points was attributable primarily to a decline in loans in fiscal 2010 compared to fiscal 2009.

Classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $210,000 and $1,037,000 at June 30, 2010 and 2009, respectively.  Significant credit losses are not expected on these loans.

The following table reflects the annual trend of total delinquencies 30 days or more past due, including loans on non-accrual status, which are not delinquent, as a percentage of total loans at June 30:

2010	2009	2008	2007
3.67%	4.27%	3.64%	2.90%

              Non-performing Assets

Total non-performing loans were $8,841,000 and $9,894,000 at June 30, 2010 and 2009, respectively.  This decrease of $1,053,000, or 11%, was attributable primarily to a decrease in commercial real estate and commercial loans. Many of these substandard loans were subject to a specific review in order to estimate the risk of loss based on the liquidation of the collateral.  This risk of loss is incorporated in determining the adequacy of the allowance for loan losses and represented approximately 15% of the allowance at June 30, 2010. The following table represents non-performing loans by category as of June 30, 2010 and 2009.

Description	June 30, 2010	June 30, 2009
Residential real estate	$3,002,000	$1,620,000
Commercial real estate	3,701,000	4,373,000
Commercial loans	1,744,000	3,327,000
Consumer and other	394,000	574,000
Total non-performing	$8,841,000	$9,894,000

Non-performing loans as a percentage of total loans were 2.31% and 2.51% at June 30, 2010 and 2009, respectively.  The allowance for loan losses was equal to 66% and 58% of total non-performing loans at June 30, 2010 and 2009, respectively.  At June 30, 2010, non-performing loans included $3,199,000 of loans that are current and paying as agreed, but which the Bank classifies as non-performing until the respective borrowers have demonstrated a sustainable period of performance. Of current non-performing loans, commercial real estate and commercial loans accounted for $2,391,000 and $575,000, respectively.   Excluding current non-performing loans, the total delinquencies 30 days and more past due as a percentage of total loans would be 2.84% and 3.42% for June 30, 2010 and 2009, respectively.

See Item 8 Table 8 for a summary of non-performing assets for the last five years.

We continue to focus on asset quality issues and allocate significant resources to credit policy and loan review.  Our collection, workout and asset management functions focus on the reduction of non-performing assets.  Despite this ongoing effort on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our results of operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

Residential real estate, commercial real estate, commercial, and consumer and other loans are generally placed on nonaccrual when they reach 90 days past due.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off when they become 90 days past due.  Based on our judgment, we may place on nonaccrual status and classify as non-performing loans which are currently less than 90 days past due or loans that are performing in accordance with their terms but are likely to present future principal and/or interest repayment problems.

Net charge-offs were $1,822,419 during 2010, compared to $1,991,650 in 2009. The decrease of $169,231 was primarily due to lower gross charge-offs in indirect consumer loans, partially offset by higher gross charge-offs in commercial loans and commercial real estate loans. Net charge-offs as a percentage of average loans outstanding were 0.47% and 0.49% in 2010 and 2009, respectively.  See Item 8 Table 6 for more information concerning charge-offs and recoveries for the last five years.

              Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight-point risk rating system.  These ratings are guidelines in assessing the risk of a particular loan.  We had classified commercial real estate and commercial loans totaling $17,221,000 and $17,307,000 at June 30, 2010 and 2009, respectively, as substandard or lower under our risk rating system.  This increase was primarily due to commercial customer relationships experiencing weaknesses in the underlying businesses.  These loans were subject to our internal specific review for the risk of loss based on the liquidation of collateral.  This risk of loss was included in determining the adequacy of the allowance for loan loss.  At June 30, 2010, $5,445,000 of this amount was non-performing commercial real estate and commercial loans.  The remaining $11,776,000 of commercial real estate and commercial loans classified as substandard at June 30, 2010 evidence one or more weaknesses or potential weaknesses and may become non-performing loans in future periods.

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

Management believes that the allowance for loan losses is adequate considering the level of risk in the loan portfolio.  While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its allowance for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.  Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.  No such adjustments were proposed by the Federal Reserve Bank of Boston or the Maine Bureau of Financial Institutions based on their 2010 examination.

At June 30, 2010, the Company had acquired assets of $1,292,161, compared to $672,669 at June 30, 2009, an increase of $619,492, or 92%.  Acquired assets was comprised of other real estate owned of $860,558, in substance foreclosure loans of $339,397 and other assets acquired, primarily personal property securing consumer loans repossessed by the bank, of $92,206. The real estate and personal property collateral for commercial and consumer loans is written down to its estimated realizable value upon transfer to acquired assets.   Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures.  Gains and losses on disposition are recognized in noninterest income.  See Note 5 of the Consolidated Financial Statements for additional information.  Management periodically receives independent appraisals on acquired assets.  As a result of this review and the review of the acquired assets portfolio, the Company believes the allowance for losses on acquired assets is adequate to state acquired assets at lower of cost or fair value less estimated selling costs.

A reserve for off-balance sheet credit risk is part of other liabilities.  At June 30, 2009, this account balance was $19,334, compared to $22,540 at June 30, 2010.  The adequacy of this balance is subject to an analysis similar to the analysis applied to the allowance for loan losses by taking into consideration outstanding letters of credit and unadvanced construction loans.

RISK MANAGEMENT

              Asset-Liability Management

The Company's operating results are largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company regularly manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk, and it could potentially have the most material effect on the Company's financial condition and results of operations.

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

The overall objective of interest rate risk management is to deliver consistent net interest income growth over a range of possible interest rate environments.  We focus on interest rates, careful review of the cash flows of investment securities, loans and deposits and other modeling assumptions and asset liability strategies to help attain our goals and objectives.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2010, we estimate that our net interest income in the following 12 months would increase by 2.23% if rates went up 200 basis points and increase by 1.23% if rates went down 100 basis points.  These results demonstrate the asset sensitivity nature of our balance sheet under which a simulated increase in interest income would be greater than the increase in interest expense in a rising rate environment because our interest-bearing assets  reprice more quickly than our interest-bearing liabilities.  In a falling rate environment, the interest-bearing liabilities reprice downward more quickly than our interest-bearing assets. The decrease in federal funds interest rates during fiscal 2009 to 0.25% caused the interest rate simulation for decreasing rates to change to 100 basis points.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2010	2.23%	1.23%

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2009	-0.34%	1.52%

LIQUIDITY

On a parent Company only basis, our commitments and debt service requirements at June 30, 2010 consisted of junior subordinated notes issued to NBN Capital Trust II and NBN Capital Trust III totaling $6,186,000 due March 30, 2034 and junior subordinated debentures issued to NBN Capital Trust IV totaling $10,310,000 due February 23, 2035.  NBN Capital Trust II and NBN Capital Trust III each issued $3,093,000 of junior subordinated notes with a variable interest rate based on three month LIBOR plus 2.80%, which reprice quarterly.  The interest rate was 3.33% at June 30, 2010.  NBN Capital Trust IV issued $10,310,000 of junior subordinated debentures with a fixed interest rate of 5.88% until February 23, 2010, when the interest rate became variable based on three month LIBOR plus 1.89%. The interest rate for NBN Capital Trust IV was 2.37% at June 30, 2010. NBN Capital Trust II and III had a call option on March 30, 2009, which was not exercised, and NBN Capital Trust IV had a call option on February 23, 2010, which also was not exercised.   See Note 18 to the Consolidated Financial Statements.  Based on the interest rates at June 30, 2010, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $451,000.  Including the impact of the interest rate swap fixing the interest expense on NBN Capital Trust IV, the annual interest expense is approximately $690,000.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	$93,000	$3,093,000	3.33%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.33%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	2.37%	February 23, 2035
Total	$16,000,000	$496,000	$16,496,000	2.73%

During the twelve months ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on the notional amounts of $6 million and $10 million, respectively, of the Company’s junior subordinated debentures.  Each was a cash flow hedge to manage the risk to net interest income in a period of rising interest rates.

The interest rate caps hedge the junior subordinated debentures resulting from the issuance of trust preferred securities by our affiliates NBN Capital Trust II and III.  The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debentures from each trust.  The strike rate is 2.505%.  The Company will recognize higher interest expense for the first 200 basis points increase in the three-month LIBOR.  Once the three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment to the Company on the following quarter end.  The effective date of the purchased interest rate caps was September 30, 2009 and matures in five years.

The interest rate swap hedges the junior subordinated debt resulting from the issuance of trust preferred securities by our affiliate NBN Capital Trust IV.  The notional amount of $10 million represents the outstanding junior subordinated debentures from this trust.  Under the terms of the interest rate swap the Company pays fixed rate of 4.69% quarterly for a five year period from the effective date of February 23, 2010.  We receive quarterly interest payments of three-month LIBOR plus 1.89% over the same term.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources.  For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 9 to the Consolidated Financial Statements.  Under the terms and conditions of receiving funds from the US Treasury’s Capital Purchase Program, the Company’s dividends paid to common shareholders are limited to the per share dividends paid in the quarter ended September 30,  2008 ($0.09 per share).

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

At June 30, 2010, our banking subsidiary had $198 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales.  This position represented 32% of total assets, compared to a policy minimum of 10%.

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2010, follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$50,500,000	3,000,000	20,000,000	12,500,000	15,000,000
Structured Repurchase Agreements	65,000,000	-	40,000,000	15,000,000	10,000,000
Junior subordinated debentures	16,496,000	16,496,000	-	-	-
Capital lease obligation	2,230,630	155,811	335,754	371,428	1,367,637
Other borrowings	2,629,660	496,028	1,090,878	1,042,754	-
Total long-term debt	136,856,290	20,147,839	61,426,632	28,914,182	26,367,637

Operating lease obligations	1,659,449	449,356	627,616	284,231	298,246
Total contractual obligations	$138,515,739	20,597,195	62,054,248	29,198,413	26,665,883

		Amount of Commitment Expiration - Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$15,212,000	15,212,000	-	-	-
Commitments related to loans held for sale(2)	5,869,000	5,869,000	-	-	-
Unused lines of credit (3)(4)	49,225,000	24,572,000	2,826,000	4,160,000	17,667,000
Standby letters of credit (5)	906,000	906,000	-	-	-
	$71,212,000	46,559,000	2,826,000	4,160,000	17,667,000

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock.  These rate-locked loan commitments are used for trading activities, not as a hedge.  The fair value of the outstanding written options at June 30, 2010 was a gain of $27,811.

CAPITAL

At June 30, 2010 and 2009, stockholders' equity totaled $50,906,059 and $47,316,880, respectively, or 8.18% and 7.91% of total assets, respectively.  In addition, we had on both June 30, 2010 and 2009, $16,496,000 of junior subordinated debentures which mature in 2034 and 2035 and qualify as Tier 1 Capital.  See Note 18 to the Consolidated Financial Statements.  The changes in stockholders' equity include net income for the year ended June 30, 2010 of $1,718,672, stock issued for $22,420 from the exercise of stock options, and a net increase of $2,895,297 in the net unrealized gains on available-for-sale securities and the unrealized loss on interest rate caps and swap offset by common dividend payments of $835,860, and preferred stock payments of $211,350.  See Note 9 to the Consolidated Financial Statements for additional information on capital ratios.

Under the terms of the US Treasury’s Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  The Board of Directors extended the 2006 Stock Repurchase Plan to permit stock repurchases in connection with benefit plans.  Although the Board of Directors may discontinue the repurchase program at any time, it is scheduled to terminate on December 31, 2010.  Under the 2006 Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the plan is classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors.  There were no stock repurchases under the 2006 plan in fiscal years 2010 and 2009.  The remaining repurchase capacity of the 2006 plan is 58,400 shares.  Since inception, total stock repurchases under the 2006 plan were 141,600 shares, for $2,382,274, through June 30, 2010.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.

Regulatory capital guidelines require the Bank to maintain certain capital ratios.  The Bank's Tier 1 Capital was $49,267,000, or 8.24% of total average assets, at June 30, 2010 compared to $45,931,000, or 7.72% of total average assets, at June 30, 2009. The increase in the Bank’s Tier 1 Capital ratio was primarily due the increase to retained earnings from the net income for the twelve months ended June 30, 2010.  We are also required to maintain risk-based capital ratios based on the level of certain assets, as adjusted to reflect their perceived level of risk.  Our regulatory capital ratios currently exceed all applicable requirements.  See Note 9 to the Consolidated Financial Statements.

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

To the Board of Directors
Northeast Bancorp
Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/S/ Shatswell, MacLeod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
September 17, 2010

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009

ASSETS
	2010	2009
Cash and due from banks	$7,019,498	9,356,233
Interest-bearing deposits	13,416,060	3,666,409
Total cash and cash equivalents	20,435,558	13,022,642

Available-for-sale securities, at fair value	164,187,702	148,410,140
Loans held-for-sale	14,254,093	2,436,595

Loans receivable	382,308,517	393,650,762
Less allowance for loan losses	5,806,000	5,764,000
Net loans	376,502,517	387,886,762

Premises and equipment – net	7,997,054	8,744,170
Acquired assets – net	1,292,161	672,669
Accrued interest receivable	2,080,520	2,200,142
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	596,750
Goodwill	4,082,604	4,490,500
Intangible assets, net of accumulated amortization of $ 2,322,847 in 2010 and $2,390,087 in 2009	7,288,044	8,311,477
Bank owned life insurance (BOLI)	13,285,908	12,783,525
Other assets	5,301,889	3,703,358

Total assets	$622,194,200	598,148,130

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
	2010	2009
Liabilities:
Deposits
Demand	$35,266,386	32,228,276
NOW	50,833,904	44,465,265
Money market	55,556,017	39,049,403
Regular savings	38,189,867	19,079,009
Brokered time deposits	4,883,250	10,906,378
Certificates of deposit under $100,000	106,863,600	144,711,063
Certificates of deposit $100,000 or more	92,604,199	94,946,592
Total deposits	384,197,223	385,385,986

Federal Home Loan Bank advances	50,500,000	40,815,000
Structured repurchase agreements	65,000,000	65,000,000
Short-term borrowings	46,167,858	34,435,309
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,230,630	2,378,827
Other borrowings	2,629,660	3,263,817
Other liabilities	4,066,770	3,056,311
Total liabilities	571,288,141	550,831,250

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at June 30, 2010 and 2009, liquidation preference of $1,000 per share	4,227	4,227
Common stock, at stated value, 15,000,000 shares authorized; 2,323,832 and 2,321,332 shares issued and outstanding at June 30, 2010 and 2009, respectively	2,323,832	2,321,332
Warrants	133,468	133,468
Additional paid-in capital	6,760,549	6,708,997
Retained earnings	37,337,542	36,697,712
Accumulated other comprehensive income	4,346,441	1,451,144
Total stockholders' equity	50,906,059	47,316,880

Total liabilities and stockholders' equity	$622,194,200	598,148,130

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$23,802,814	25,887,961	29,271,770
Taxable interest on available-for-sale securities	6,859,791	7,171,178	5,106,019
Tax-exempt interest on available-for-sale securities	475,713	454,047	448,378
Dividends on available-for-sale securities	75,047	92,530	151,481
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	35,805	97,972	306,668
Other interest and dividend income	12,421	61,983	77,346
Interest on Federal Home Loan Bank overnight deposits	-	244	36,012
Total interest and dividend income	31,261,591	33,765,915	35,397,674

Interest expense:
Deposits	7,114,801	9,368,203	13,089,876
Federal Home Loan Bank advances	1,797,635	2,470,607	3,747,221
Structured repurchase agreements	2,871,580	2,980,696	1,503,778
Short-term borrowings	654,570	718,095	1,244,442
Junior subordinated debentures issued to affiliated trusts	759,356	959,476	1,064,964
FRB borrower-in-custody	-	98,293	8,007
Obligation under capital lease agreements	116,064	152,688	149,453
Other borrowings	198,828	232,381	243,264
Total interest expense	13,512,834	16,980,439	21,051,005

Net interest and dividend income before provision for loan losses	17,748,757	16,785,476	14,346,669

Provision for loan losses	1,864,419	2,099,650	836,484
Net interest and dividend income after provision for loan losses	15,884,338	14,685,826	13,510,185

Noninterest income:
Fees and service charges on loans	55,278	45,337	35,484
Fees for other services to customers	1,503,689	1,103,681	1,094,043
Net securities (losses) gains	(17,803)	268,373	293,101
Gain on sales of loans	1,263,600	826,700	614,594
Investment commissions	2,053,738	1,588,656	2,222,935
Insurance commissions	6,212,581	5,864,743	5,364,280
BOLI income	502,383	491,309	457,198
Other	572,605	584,061	721,589
Total noninterest income	12,146,071	10,772,860	10,803,224

Noninterest expense:
Salaries and employee benefits	13,919,899	13,749,872	13,019,398
Occupancy expense	1,864,642	1,810,019	1,792,827
Equipment expense	1,473,620	1,603,519	1,587,297
Intangible assets amortization	723,974	747,947	610,657
Goodwill impairment	407,896	-	-
Other (includes total write-downs of available-for-sale securities of $134,837 and $487,479, net of $0 and $59,270 recognized in other comprehensive income during 2010 and 2009, respectively, before taxes)	7,026,592	6,549,686	4,844,275
Total noninterest expense	25,416,623	24,461,043	21,854,454

Income before income taxes	2,613,786	997,643	2,458,955

Income tax expense	895,114	38,654	527,666
Net income	$1,718,672	958,989	1,931,289

Net income available to common stockholders	$1,475,691	824,602	1,931,289

Earnings per common share:
Basic	$0.64	0.36	0.82
Diluted	$0.63	0.36	0.82

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2010, 2009 and 2008
	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2007	$-	2,448,832	-	4,715,164	35,600,428	(1,914,546)	40,849,878

Net income	-	-	-	-	1,931,289	-	1,931,289
Other comprehensive income net of tax: Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	-	610,474	610,474
Total comprehensive income	-	-	-	-	-	-	2,541,763

Purchase of 137,800 shares of Company stock	-	(137,800)	-	(2,176,530)	-	-	(2,314,330)
Stock options exercised	-	4,000	-	41,125	-	-	45,125
Stock grant	-	150	-	2,511	-	-	2,661
Dividends on common stock at $0.36 per share	-	-	-	-	(851,785)	-	(851,785)

Balance at June 30, 2008	-	2,315,182	-	2,582,270	36,679,932	(1,304,072)	40,273,312

Net income	-	-	-	-	958,989	-	958,989
Other comprehensive income net of tax: Net unrealized gain on investments available-for-sale, net of reclassification adjustment	-	-	-	-	-	2,755,216	2,755,216
Total comprehensive income	-	-	-	-	-	-	3,714,205

Net proceeds from Capital Purchase Program	4,227	-	133,468	4,063,299	-	-	4,200,994
Stock options exercised	-	6,000	-	44,500	-	-	50,500
Stock grant	-	150	-	1,578	-	-	1,728
Dividends on common stock at $0.36 per share	-	-	-	-	(834,036)	-	(834,036)
Dividends on preferred stock	-	-	-	-	(89,823)	-	(89,823)
Accretion of preferred stock	-	-	-	14,483	(14,483)	-	-
Amortization of issuance cost of preferred stock	-	-	-	2,867	(2,867)	-	-

Balance at June 30, 2009	4,227	2,321,332	133,468	6,708,997	36,697,712	1,451,144	47,316,880

Net income	-	-	-	-	1,718,672	-	1,718,672
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and rate swaps	-	-	-	-	-	(411,529)	(411,529)
Net unrealized gain on investments available-for sale, net of reclassification adjustment	-	-	-	-	-	3,306,826	3,306,826
Total comprehensive income	-	-	-	-	-	-	4,613,969
Stock options exercised including related tax benefit of $2,045	-	2,500	-	19,920	-	-	22,420
Dividends on common stock at $0.36 per share	-	-	-	-	(835,860)	-	(835,860)
Dividends on preferred stock	-	-	-	-	(211,350)	-	(211,350)
Accretion of preferred stock	-	-	-	5,201	(5,201)	-	-
Amortization of issuance cost of preferred stock	-	-	-	26,431	(26,431)	-	-
Balance at June 30, 2010	$4,227	2,323,832	133,468	6,760,549	37,337,542	4,346,441	50,906,059

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$1,718,672	958,989	1,931,289
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,864,419	2,099,650	836,484
Provision made for deferred compensation	196,839	165,776	132,111
Write-down of available-for-sale securities	134,837	428,209	147,247
Write-down of non-marketable securities	99,041	10,005	47,020
Write-down of goodwill	407,896	-	-
Amortization of intangible assets	723,974	747,947	610,657
Deferred income tax expense (benefit)	177,295	(181,710)	218,579
BOLI income, net	(502,383)	(491,309)	(447,632)
Depreciation of premises and equipment	1,074,792	1,151,399	1,121,573
Net loss (gain) on sales of available-for-sale securities	17,803	(268,373)	(293,101)
Net loss on sale of acquired assets	239,126	67,865
Net loss on disposals, writedowns and sale of fixed assets	99,174	-	-
Net gain on sale of insurance businesses	(234,907)	-	-
Net change of loans held-for-sale	(11,817,498)	(1,951,015)	1,150,905
Stock grant	-	1,728	2,661
Net accretion of securities	(6,338)	(171,835)	(29,611)
Change in other assets and liabilities:
Interest receivable	119,622	81,241	295,406
Prepayment FDIC assessment	(1,787,759)	-	-
Other assets and liabilities	(381,756)	230,079	(904,194)
Net cash (used in) provided by operating activities	(7,857,151)	2,878,646	4,819,394

Cash flows from investing activities:
Federal Reserve Bank stock purchased	-	(125,250)	-
Federal Home Loan Bank stock purchased	-	-	(63,700)
Proceeds from the sales of available-for-sale securities	581,915	11,701,419	16,035,767
Purchases of available-for-sale securities	(61,689,325)	(55,451,827)	(78,435,328)
Proceeds from maturities and principal payments on available-for-sale securities	50,193,886	29,084,816	20,300,010
Loan originations and principal collections, net	7,670,855	12,677,708	14,742,983
Investment in low income tax credit	(1,004,730)	-	-
Purchases of premises and equipment	(719,950)	(1,212,000)	(1,873,282)
Proceeds from sales of premises and equipment	293,100	-	-
Proceeds from sales of acquired assets	990,353	743,800	152,384
Purchase of BOLI	-	-	(2,000,000)
Cash proceeds from sale of insurance businesses	534,366	-	-
Cash paid in connection with acquisition of insurance agencies	-	(717,710)	(3,740,363)
Net cash used in investing activities	(3,149,530)	(3,299,044)	(34,881,529)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,188,763)	22,012,215	(1,180,006)
Advances from the Federal Home Loan Bank	12,500,000	5,000,000	22,000,000
Repayment of advances from the Federal Home Loan Bank	(2,000,000)	(30,000,000)	(39,056,698)
Net (repayments) advances on Federal Home Loan Bank overnight advances	(815,000)	(24,760,000)	14,615,000
Structured repurchase agreement proceeds	-	25,000,000	40,000,000
Net increase (decrease) in short-term borrowings	11,732,549	1,594,472	(264,540)
Net proceeds from Capital Purchase Program	-	4,200,994	-
Dividends paid	(1,047,210)	(923,859)	(851,785)
Company stock purchased	-	-	(2,314,330)
Issuance of common stock	20,375	50,500	45,125
Repayment on debt from insurance agencies acquisitions	(634,157)	(763,068)	(990,882)
Repayment on capital lease obligation	(148,197)	(512,195)	(137,489)
Net cash provided by financing activities	18,419,597	899,059	31,864,395

Net increase in cash and cash equivalents	7,412,916	478,661	1,802,260

Cash and cash equivalents, beginning of year	13,022,642	12,543,981	10,741,721
Cash and cash equivalents, end of year	$20,435,558	13,022,642	12,543,981

Supplemental schedule of cash flow information:
Interest paid	$13,539,155	17,109,563	20,900,773
Income taxes paid	890,000	372,976	540,000

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	1,893,541	839,646	697,982
Transfers from acquired assets owned to loans	44,570	33,662	-
Change in net unrealized gains on available-for-sale securities, purchased interest rate caps and interest rate swaps, net of tax	2,895,297	2,755,216	610,474
Net change in deferred taxes for net unrealized gains on available-for-sale securities, purchased interest rate caps and interest rate swaps	(1,491,514)	(1,419,356)	(314,486)
Capital lease asset and related obligation	-	-	375,000
Other borrowings and goodwill reductions related to acquisition	-	-	98,332

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010, 2009 and 2008

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

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by ASC 810-10, “Consolidation - Overall.”  The investments in these affiliates were $496,000 in aggregate and are included in other assets. (See note 18).

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

Management reviews the investment portfolio on an ongoing basis to determine if there has been other-than-temporary declines in value.  They consider the market valuations of the particular securities, an analysis of the reason underlying a substantial decline in the securities and willingness and ability to hold the securities.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and interest-bearing deposits.  The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank of Boston.  At June 30, 2010 and 2009, the reserve balance was approximately $186,000 and $184,000, respectively.

Available-for-sale Securities

Marketable equity securities and debt securities, which may be sold prior to maturity, are classified as available-for-sale and are carried at fair value.  Changes in fair value, net of applicable income taxes, are reported as a separate component of stockholders' equity.  When a decline in fair value of a security is considered other-than-temporary, the loss is charged to other expense in the consolidated statements of income and is treated as a write-down of the security's cost.  Realized gains and losses on the sale of available-for-sale securities are recognized on the trade date using the specific identification method.  The Company has no marketable securities classified as held-to-maturity or trading.  Debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.  Each is a restricted investment.  As a member of the Federal Home Loan Bank (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Bank’s investment in FHLB of Boston stock for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB of Boston as of June 30, 2010, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.  On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members.  The moratorium will remain in effect indefinitely.

Loans held-for-sale and Mortgage Banking Activities

Loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers.  The carrying value of loans held-for-sale approximates the fair value at June 30, 2010 and 2009.  Realized gains and losses on sales of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

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

The Company's mortgage servicing rights asset at June 30, 2010 and 2009 was approximately $30,000 and $47,000, respectively, and is included in other assets in the consolidated statements of financial condition.  The fair value of mortgage servicing rights exceeds their carrying value.  Mortgage servicing rights are amortized over the estimated weighted average life of the loans.  The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances.  The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type and term on the underlying loans.

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

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio.  This evaluation process is subject to numerous estimates and judgments.  The frequency of default, risk ratings and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral.  The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors.  Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and forecasted write-offs and a review of industry, geographic, and portfolio concentrations, including current developments.  In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.  Each portfolio of smaller balance, homogeneous loans, including residential real estate and consumer loans, is collectively evaluated for impairment.  The allowance for loan losses for these loans is established via a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions.  Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors.  Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.

Management believes that the allowance for loan losses is adequate at June 30, 2010 and 2009.  While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers might necessitate future additions to the allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Premises and equipment under capital leases are amortized over the estimated useful lives of the assets or the respective lease terms, whichever is shorter.  Maintenance and repairs are charged to expense as incurred and the cost of major renewals and betterments are capitalized.  Premises and equipment are evaluated periodically for impairment.  An assessment of recoverability is performed prior to any write-down of the asset.  If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

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

Goodwill and Intangible Assets

The Company ceased amortization of goodwill on July 1, 2001, with the adoption of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other Intangible Assets.”  Intangible assets include noncompete agreements and customer lists, which are being amortized on a straight-line basis over the estimated lives of the asset ranging from ten to twenty-four years.  The weighted average amortization period for intangibles subject to amortization is 13.67 years (based on original balances and amortization period, 11.72 years based on remaining amortization period).  Goodwill and intangible assets are reviewed annually for possible impairment, and if the assets are deemed impaired, an expense would be charged in the then current period.

Goodwill of $407,896 arising from the previous acquisition of a bank and carried on the balance sheet of the Company was considered impaired and written off for the year ended June 30, 2010.  In the first step of the goodwill impairment test required by ASC 350-20-35,”Intangibles –Goodwill and Other, Subsequent Measurement,” the fair value of the Company was less than its carrying value, including goodwill.  The fair value was based on a fairness opinion of the Company’s common stock obtained from a third party in support of the consideration to be received in the pending merger, as described in an agreement and Plan of Merger, with FHB Formation, LLC (see Note 21, Pending Merger).  In the second step of the goodwill impairment test required by ASC 350-20-35, the carrying value of the goodwill exceeded the implied fair value of the goodwill.  The implied fair value of goodwill was calculated by first fair valuing the assets and liabilities of the Company.  The fair value of the net assets less the fair value of the Company determines the implied fair value of goodwill.  Impairment, to the extent of the carrying value of the goodwill, was recognized because the implied fair value of goodwill was less than the carrying amount of goodwill.

Also in the year ended June 30, 2010, we sold the customer lists of the Mexico and Rangeley offices of Northeast Bank Insurance Group, Inc. and accelerated the unamortized customer list intangible allocated to these offices.

The changes in the carrying amount of goodwill and other intangibles for the years ended June 30, 2010 and 2009 were as follows:

		Customer		Total
		List	Non-compete	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, June 30, 2008	$4,390,340	6,926,555	1,517,869	8,444,424
Recorded during the year	100,160	480,000	135,000	615,000
Amortization expense	-	(590,120)	(157,827)	(747,947)
Balance, June 30, 2009	4,490,500	6,816,435	1,495,042	8,311,477
Recorded during the year
Amortization expense	-	(560,891)	(163,083)	(723,974)
Goodwill impairment and customer list sales	(407,896)	(299,459)	-	(299,459)
Balance, June 30, 2010	$4,082,604	5,956,085	1,331,959	7,288,044

Estimated Annual Amortization Expense, years ending June 30:
2011	$699,836
2012	699,836
2013	699,836
2014	699,836
2015	699,836

The components of identifiable intangible assets follow:

	June 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Customer list intangibles	$7,840,891	1,884,806	5,956,085
Non-compete intangibles	1,770,000	438,041	1,331,959
Total	$9,610,891	2,322,847	7,288,044

	June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Customer list intangibles	$8,681,564	1,865,129	6,816,435
Non-compete intangibles	2,020,000	524,958	1,495,042
Total	$10,701,564	2,390,087	8,311,477

Advertising Expense

Advertising costs are expensed as incurred.  Advertising costs were approximately $547,000, $566,000 and $504,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in note 13.  The Company adopted ASC 718,” Compensation - Stock Compensation”.  In accordance with ASC 718-10-25, “Compensation-Stock Compensation-Overall Recognition,” the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled.   Since there were no new options granted (or modifications of existing options) during fiscal 2010 and 2009, no expense was recognized.

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

Comprehensive Income

Accumulated other comprehensive income or loss consists of unrealized gains or losses on investment securities available-for-sale and interest rate caps and swap, net of related income taxes.

Derivatives

The Company accounts for derivatives in accordance with ASC 815,” Derivatives and Hedging,” which requires the Company to recognize all derivatives on the statement of financial condition at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company uses derivative financial instruments for trading and hedging purposes.  The derivative financial instruments used by the Company are certain residential mortgage loan commitments for resale into the secondary market, and purchased interest rate caps and sold interest rate floors which were imbedded in the structured repurchase agreements.  The total value of commitments to originate residential mortgage loans for resale at June 30, 2010, 2009 and 2008, which are not used as a hedge but are classified as trading, is immaterial to the Company's financial position, liquidity, and results of operations.  See note 8 of the consolidated financial statements for additional information on interest rate caps and floors.

The Company also has stand alone derivative financial instruments in the form of interest rate caps which derive their value from a fee paid and adjusted to its fair value based on its index and strike rate, and a swap agreement which derives its value from the underlying interest rate.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities.  See note 20 of the consolidated financial statements for additional information on interest rate caps and interest rate swaps.

Trust Assets

Assets of the Company's trust department are not included in these consolidated financial statements because they are not assets of the Company.  As of June 30, 2010, total assets held in trust for customers, for which the Company has fiduciary responsibility, amounted to approximately $74,018,000.

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

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance significantly changed the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning October 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures became effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended June 30, 2010.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.”  As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect these amendments to have a material impact on the financial condition and results of operations.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

2.   Available-for-sale Securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2010 and 2009 follows:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U.S. Government-sponsored enterprises	$8,583,080	8,649,135	8,995,182	9,029,001
Mortgage-backed securities	126,536,947	133,861,542	121,724,975	124,904,616
Municipal bonds	11,905,390	12,007,322	11,762,533	11,529,915
Corporate bonds	994,082	1,029,536	1,484,571	1,491,918
Collateralized Mortgage Obligations	7,330,766	7,422,971	-	-
Equity securities	1,044,081	775,744	1,567,069	1,043,078
Trust preferred securities	584,311	441,452	677,105	411,612
	$156,978,657	164,187,702	146,211,435	148,410,140

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	2010		2009
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$66,055	-	78,443	44,624
Mortgage-backed securities	7,327,014	2,419	3,576,997	397,356
Municipal bonds	166,090	64,158	46,083	278,701
Corporate bonds	35,454	-	18,615	11,268
Collateralized Mortgage Obligation	92,205	-	-	-
Equity securities	5,134	273,471	26,344	550,335
Trust preferred securities	60	142,919	-	265,493
	$7,692,012	482,967	3,746,482	1,547,777

At June 30, 2010, investment securities with a fair value of approximately $158,664,000 were pledged as collateral to secure outstanding short-term borrowings, structured repurchase agreements, FHLB advances, Federal Reserve Discount Window advances, and for other purposes.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and 2009:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
Mortgage-backed securities	$161,095	2,419	-	-	161,095	2,419
Municipal bonds	2,607,582	19,918	830,592	44,240	3,438,174	64,158
Equity securities	189,775	10,326	472,678	263,145	662,453	273,471
Trust preferred securities	95,055	726	338,747	142,193	433,802	142,919
	$3,053,507	33,389	1,642,017	449,578	4,695,524	482,967

June 30, 2009:
U.S. Government-sponsored enterprises	$948,022	44,624	-	-	948,022	44,624
Mortgage-backed securities	19,948,839	393,117	224,084	4,239	20,172,923	397,356
Municipal bonds	6,278,545	200,516	829,002	78,185	7,107,547	278,701
Corporate bonds	-	-	488,731	11,268	488,731	11,268
Equity securities	210,607	77,388	675,083	472,947	885,690	550,335
Trust preferred securities	-	-	411,612	265,493	411,612	265,493
	$27,386,013	715,645	2,628,512	832,132	30,014,525	1,547,777

Unrealized losses within the mortgage-backed securities category of $2,419 consist of one individual debt security, which has had continuous loss for less than one year.  Unrealized losses within the municipal bond category of $64,158 consist of eight individual debt securities, of which three have had continuous losses for more than one year.  The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities, and illiquidity in the market.  Unrealized losses within the equity and trust preferred security category of $416,390 consist of sixty-two individual securities, of which forty-two have had continuous losses for more than one year.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2010 and 2009.

Based on management's assessment of available-for-sale securities, there has been an other-than-temporary decline in market value of certain trust preferred and equity securities.  During the years ended June 30, 2010, 2009 and 2008, write-downs of available-for-sale securities were $134,837, $428,209 and $147,247, respectively, and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-35-17, “Investments – Debt and Equity Securities.”

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2010:
	Equity Securities	Trust Preferred Securities	Total
Total other-than-temporary impairment losses	$134,837	-	134,837
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	-
Net impairment losses recognized in earnings (2)	$134,837	-	134,837

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2009:

	Equity Securities	Trust Preferred Securities	Total
Total other-than-temporary impairment losses	$329,479	158,000	487,479
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	59,270	59,270
Net impairment losses recognized in earnings (2)	$329,479	98,730	428,209

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended June 30, 2010 is as follows:

Total
Balance, July 1, 2009	$98,730
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-
Less realized losses for securities sold	(89,500)
Balance, June 30, 2010	$9,230

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

For the year ended June 30, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of equity securities.

For the year ended June 30, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of trust preferred securities. They are classified as debt because they have a maturity date and are interest-bearing.  In accordance with ASC 320, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  We segregated the trust preferred securities portfolio by credit rating.  Those with investment grade credit ratings (S&P BBB or higher) were assumed to have the financial capacity to meet their debt service obligations.  Those below investment grade or without a credit rating are subject to discounted cash flow analysis.  Significant inputs for the discounted cash flow model include the trust preferred security’s estimated cash flows over the life of the security including whether the issuer has exercised its option to defer interest payments, and discounted based on the book yield at the date of purchase.  If the issuer has deferred interest payments, they are assumed to be deferred for the maximum period of 20 quarters.  The present value of the expected cash flows was compared to the book value of the trust preferred security to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on trust preferred securities.

The cost and market values of available-for-sale debt securities at June 30, 2010, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value

Due in one year or less	$994,082	1,029,536
Due after one year through five years	5,000,000	5,011,858
Due after five years through ten years	4,749,824	4,804,085
Due after ten years	11,322,957	11,281,966
	22,066,863	22,127,445
Mortgage-backed and collateralized mortgage obligations securities (consisting of securities with interest rates ranging from 4.00% to 6.375% maturing February 2013 to November 2039)	133,867,713	141,284,513
	155,934,576	163,411,958

Equity Securities	1,044,081	775,744
	$156,978,657	164,187,702

Realized gains and losses on sales of available-for-sale securities were $63,620 and $81,423, respectively, for the year ended June 30, 2010, $392,932 and $124,559, respectively, for the year ended June 30, 2009, $316,159, and $23,058, respectively, for the year ended June 30, 2008.  The tax provision applicable to these net realized (losses) gains amounted to $(6,171), $93,018 and $101,589, respectively.

3.   Loans Receivable

The Company's lending activities are predominantly conducted in south-central and western Maine and south-eastern New Hampshire.  The Company originates single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans.  In addition, the Company originates loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development.  The majority of loans originated by the Company are collateralized by real estate.  The ability and willingness of residential and commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic area and/or the general economy.

Loans consisted of the following as of June 30:

	2010	2009
Mortgage loans:
Residential real estate	$155,499,237	138,789,985
Commercial real estate	121,384,741	120,889,910
Construction	9,272,197	8,013,304
Total mortgage loans	286,156,175	267,693,199

Commercial loans	30,138,901	29,137,318
Consumer and other loans	68,488,798	96,464,967
	384,783,874	393,295,484
Undisbursed portion of construction loans	(3,747,732)	(1,629,356)
Net deferred loan origination costs	1,272,375	1,984,634
	382,308,517	393,650,762

Less allowance for loan losses	5,806,000	5,764,000
Net loans	$376,502,517	387,886,762

Included in the loan portfolio are unamortized premiums on purchased loans of approximately $35,000 and $42,000 at June 30, 2010 and 2009, respectively.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies ("related parties") on substantially the same terms, including rate, as those prevailing at the time for comparable transactions with others.  Such loans amounted to $6,559,520 and $4,796,968 at June 30, 2010 and 2009, respectively.  In 2010, new loans and advances granted to related parties totaled $6,748,501, and payments and reductions amounted to $4,985,949.  In 2009, new loans and advances totaled $6,075,831 and payments and reductions amounted to $5,648,030.

Activity in the allowance for loan losses was as follows:

	Years Ended June 30,
	2010	2009	2008
Balance at beginning of year	$5,764,000	5,656,000	5,756,000
Provision charged to operating expenses	1,864,419	2,099,650	836,484

Loans charged off	(1,984,899)	(2,214,440)	(1,123,406)
Recoveries on loans previously charged off	162,480	222,790	186,922
Net loans charged off	(1,822,419)	(1,991,650)	(936,484)

Balance at end of year	$5,806,000	5,764,000	5,656,000

Commercial and commercial real estate loans are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan.  Loans that are returned to accrual status are no longer considered to be impaired.  Certain loans are exempt from individual impairment evaluation, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans.

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

The following table summarizes information about impaired loans at or for the years ended June 30:

	2010	2009	2008
Impaired loans	$5,713,743	8,111,561	5,880,447
Impaired loans with related allowances	1,376,652	2,230,161	1,371,835
Allowances on impaired loans	357,090	521,831	400,430
Average balance of impaired loans during the year	7,970,088	7,072,573	5,243,419
Interest recognized on impaired loans	356,876	291,918	306,098

Impaired loans at June 30, 2010 and 2009 include loans totaling $2,966,000 and $2,979,000, respectively, which were current as to both principal and interest payments at that date, but which were considered impaired in accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.”

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2010 and 2009, totaled approximately $8,841,000 and $9,894,000, respectively.  Interest income that would have been recorded under the original terms of such loans, net of interest income actually recognized for the years ended June 30, 2010, 2009 and 2008, totaled approximately $515,000, $458,000 and $351,000, respectively.  The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $42,002,000 and $47,079,000 at June 30, 2010 and 2009, respectively.

4.   Premises and Equipment

Premises and equipment at June 30, 2010 and 2009, are summarized as follows:

	2010	2009
Land	$1,619,586	1,644,181
Buildings	3,020,068	3,517,199
Assets recorded under capital lease	2,892,702	2,892,702
Leasehold and building improvements	2,090,563	1,980,333
Furniture, fixtures and equipment	6,948,760	7,092,116
	16,571,679	17,126,531
Less accumulated depreciation	8,574,625	8,382,361
Net premises and equipment	$7,997,054	8,744,170

Depreciation and amortization of premises and equipment included in occupancy, equipment expense, was $1,074,792, $1,151,399 and $1,121,573 for the years ended June 30, 2010, 2009 and 2008, respectively.

5.   Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	2010	2009
Real estate properties acquired in settlement of loans and other acquired assets	$1,292,161	672,669
Less allowance for losses	-	-
	$1,292,161	672,669

There was no activity in the allowance for losses on acquired assets for the years ended June 30, 2010, 2009 and 2008, respectively.

6.   Acquisition of Insurance Agencies

Northeast Bank Insurance Group, Inc. acquired one insurance agency in fiscal 2009, three insurance agencies in fiscal 2008 and four insurance agencies in fiscal 2007. Each acquisition was made as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency, which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates, which was a purchase of assets for cash. Each agency operates at the location being used at the time of the acquisition except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine.

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

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine and Hyler, which are operating leases. Northeast Bank acquired Palmer’s agency building and land in January 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date. There is no pro-forma disclosure included because the agencies individually and in aggregate were not considered significant acquisitions.

	Acquisitions
Purchase price	2009	2008
Cash paid	$715,000	3,701,250
Debt incurred	-	2,823,936
Acquisition costs	2,710	36,354
Total	$717,710	6,561,540

Allocation of purchase price:
Goodwill	$100,160	1,545,110
Customer list intangible	480,000	3,905,000
Non-compete intangible	135,000	1,100,000
Fixed and other assets	2,550	11,430
Deferred income taxes	-	-
Total	$717,710	6,561,540

$2,902,501 of the total goodwill acquired is deductible for tax purposes.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004. This acquisition was accounted for using the purchase method and resulted in a customer list intangible asset of $2,081,500, which is being amortized over twelve years.

The customer list of our Mexico, Maine insurance agency office (“Mexico”) was sold to UIG, Inc. on December 31, 2009.  The customer list and certain fixed assets of our Rangeley, Maine insurance agency office (“Rangeley”) were sold to Morton & Furbish Insurance Agency on January 31, 2010.  Since these offices were part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangibles were allocated based upon the gross commission revenues for the Mexico and Rangeley offices as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The land and buildings in Mexico and Rangeley have been listed for sale by Northeast Bank Insurance Group, Inc. Impairment expense of $45,611 and $91,080 was recognized for the Mexico and Rangeley buildings, respectively, in order to adjust the carrying values to the expected sales price.  The Rochester, NH office was closed in May, 2010 and servicing of customer accounts from that office was transferred to the Berwick, ME office.

The following summarizes entries made to record the sales for the year ended June 30, 2010:

	Mexico	Rangeley
Sale price	$269,575	279,791
Allocated customer list, net of amortization	153,803	145,656
Fixed assets, net of accumulated depreciation	-	5,046
Gain recognized	$115,772	129,089

7.   Deposits

Deposits at June 30 are summarized as follows:

	Weighted Average Rate at June 30,	2010		2009
	2010	Amount	Percent	Amount	Percent
Demand	0.00%	$35,266,386	9.2%	32,228,276	8.4%
NOW	0.71%	50,833,904	13.2%	44,465,265	11.5%
Money market	0.97%	55,556,017	14.5%	39,049,403	10.1%
Regular savings	0.63%	38,189,867	9.9%	19,079,009	5.0%
Certificates of deposit and brokered time deposits:
Less than 1.00%	0.92%	32,523,344	8.5%	8,410,510	2.2%
1.00 - 3.75%	2.28%	125,421,081	32.6%	190,900,718	49.5%
3.76 - 5.75%	4.28%	46,366,767	12.1%	51,215,636	13.3%
5.76 - 7.75%	7.00%	39,857	0.0%	37,169	0.0%
	1.63%	$384,197,223	100.0%	385,385,986	100.0%

The scheduled maturities of certificates of deposit and brokered time deposits for the twelve months ended June 30, respectively, are as follows:

	2011	2012	2013	2014	2015	Thereafter
Less than 1.00%	$32,174,492	323,697	25,155	-	-	-
1.00-3.75%	49,470,656	31,051,620	10,419,491	3,666,672	30,302,941	509,701
3.76-5.75%	22,706,648	3,474,925	4,054,938	15,645,306	337,032	147,918
5.76-7.75%	39,857	-	-	-	-	-

Total	$104,391,653	34,850,242	14,499,584	19,311,978	30,639,973	657,619

Interest expense on deposits for the years ended June 30, 2010, 2009 and 2008 is summarized as follows:
	2010	2009	2008
NOW	$378,717	454,021	1,019,644
Money market	532,363	543,884	419,733
Regular savings	180,438	69,552	160,518
Certificates of deposit and brokered time deposits	6,023,283	8,300,746	11,489,981
	$7,114,801	9,368,203	13,089,876

8.   Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

June 30, 2010
Principal Amounts	Interest Rates	Maturity Dates
$ 3,000,000	4.99%	2011
5,000,000	3.99%	2012
15,000,000	2.55% - 3.99%	2013
12,500,000	2.91% - 3.08%	2015
10,000,000	4.26%	2017
5,000,000	4.29%	2018

$50,500,000

June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates

$ 2,815,000	0.28% - 4.31%	2010
3,000,000	4.99%	2011
5,000,000	3.99%	2012
15,000,000	2.55% - 3.99%	2013
10,000,000	4.26%	2017
5,000,000	4.29%	2018

$40,815,000

At June 30, 2010, FHLB advances of $28,000,000 were subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances.  The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2010 the Company had a $2,103,000 line of credit arrangement with the FHLB which was fully available.  Also at June 30, 2010, the Company had approximately $29,019,000 of additional capacity to borrow from the FHLB for long-term advances.

Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at June 30, 2010 and 2009 was $65,000,000, respectively.

June 30, 2010
		Imbedded
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
		Imbedded
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
$65,000,000

No leveraging strategies were implemented in fiscal 2010.  For the leveraging strategies implemented in fiscal 2009, the Company pledged mortgage-backed securities of $28,217,084, at inception, as collateral for $25,000,000 borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10,000,000 each had imbedded interest rate caps as summarized in the table above. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively. Each agreement can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or other mortgage-backed securities during the borrowing term.

Payments will be received on the interest rate caps when three-month LIBOR exceed the strike rate on the quarterly reset date. The amount of the payment will be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap to be made 90 days after the reset date. The purchased interest rate caps expire at the end of the non-call periods noted above.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $69,737,909 and cash of $6,170,237 as of June 30, 2010.

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of acquired insurance companies.
Maturities of notes payable for the years ending after June 30, 2010 are summarized as follows:

June 30, 2010
Principal Amounts	Interest Rates	Maturity Dates
$ 496,029	6.50%	2011
528,270	6.50%	2012
562,608	6.50%	2013
599,177	6.50%	2014
443,576	6.50%	2015
$ 2,629,660

Maturities of notes payable for the years ending after June 30, 2009 are summarized as follows:

June 30, 2009
Principal Amounts	Interest Rates	Maturity Dates
$ 634,157	6.50%	2010
496,029	6.50%	2011
528,270	6.50%	2012
562,608	6.50%	2013
599,177	6.50%	2014
443,576	6.50%	2015
$ 3,263,817

Capital Lease Obligations

Northeast Bank Insurance Group, Inc. exercised its option and purchased the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine.  The transaction closed in June 2009.  The previously recognized capital lease was terminated and resulted in a loss from the extinguishment of the capital lease obligation, which was capitalized as part of the cost of the building.  The Spence & Matthews Insurance Agency occupies the entire building.  In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine.  The present value of the lease payments over fifteen years ($264,262 per year for each of the initial ten years of the lease term and $305,987 per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building.  Northeast Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27,000 square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2010 are as follows:

2011	$264,262
2012	264,262
2013	264,262
2014	264,262
2015	264,262
2016 and thereafter	1,553,270
Total minimum lease payments	2,874,580
Less imputed interest	643,950
Capital lease obligation	$2,230,630

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $19,095,000 through the Fed Discount Window Borrower-in-Custody program.  The Bank pledged $14,414,000 of its indirect auto loan portfolio and $8,602,000 of municipal bonds as collateral for this line of credit.  If used, interest is based upon the current federal funds rate plus 0.50%.  There were no outstanding balances under this line of credit at June 30, 2010.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts.  The weighted average interest rate on short-term borrowings was 1.49% and 1.55% at June 30, 2010 and 2009, respectively.  Securities sold under agreement to repurchase, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $44,953,000 and amortized cost of $42,783,000, respectively at June 30, 2010 and a fair value of $31,026,000 and amortized cost of $30,109,000, respectively at June 30, 2009.  Sweep accounts had Federal Home Loan Bank Letter of Credit coverage of $17,460,000 and $12,423,000 at June 30, 2010 and 2009, respectively. The average balance of short-term borrowings was $42,939,000 and $36,412,000 during the years ended June 30, 2010 and 2009, respectively.  The maximum amount outstanding at any month-end during 2010 and 2009 was $47,821,000 and $39,765,000, respectively.  Securities sold under these agreements were under the control of the Company throughout 2010 and 2009.

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

As of June 30, 2010 and 2009, the most recent notification from the Company’s and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratio as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below.  At June 30, 2010 and 2009, the Company’s and the Bank’s ratios exceeded the regulatory requirements.  Management believes that each of the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2010 and 2009.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:
Northeast Bancorp:
Total capital to risk weighted assets	$56,488	14.09%	32,075	>8.0%	40,094	>10.0%
Tier 1 capital to risk weighted assets	$50,489	12.59%	16,037	>4.0%	24,056	> 6.0%
Tier 1 capital to total average assets	$50,489	8.40%	24,029	>4.0%	30,036	> 5.0%

As of June 30, 2009:
Northeast Bancorp:
Total capital to risk weighted assets	$54,309	13.23%	32,841	>8.0%	41,051	>10.0%
Tier 1 capital to risk weighted assets	$48,477	11.81%	16,420	>4.0%	24,631	> 6.0%
Tier 1 capital to total average assets	$48,477	8.12%	23,885	>4.0%	29,857	> 5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:
Northeast Bank:
Total capital to risk weighted assets	$54,272	13.58%	31,968	>8.0%	39,960	>10.0%
Tier 1 capital to risk weighted assets	$49,267	12.33%	15,984	>4.0%	23,976	> 6.0%
Tier 1 capital to total average assets	$49,267	8.24%	23,930	>4.0%	29,913	> 5.0%

	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Northeast Bank:
Total capital to risk weighted assets	$51,039	12.51%	32,635	>8.0%	40,793	>10.0%
Tier 1 capital to risk weighted assets	$45,931	11.26%	16,317	>4.0%	24,476	> 6.0%
Tier 1 capital to total average assets	$45,931	7.72%	23,787	>4.0%	29,734	> 5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules ($3,773,048 is available at June 30, 2010).

The Board of Directors extended the 2006 Stock Repurchase Plan to December 31, 2010.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices.  Common stock repurchased pursuant to the Plan will be classified as authorized but unissued shares of common stock available for future issuance as determined by the Board of Directors, from time to time.  There were no stock repurchases under the 2006 Plan during the years ended June 30, 2010 and 2009. The Board of Directors may discontinue the repurchase program at any time.  The remaining repurchase capacity of the 2006 Plan is 58,400 shares.  Management believes that these and future purchases have not and will not have a significant impact on the Company's liquidity.  Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practices and certain other circumstances.

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

	2010	2009	2008
Average shares outstanding, used in computing Basic EPS	2,321,894	2,319,830	2,352,484

Effect of Dilutive Securities:
Warrants	8,760	-	-
Stock and options outstanding	1,747	652	12,357
Options exercised or canceled	1,938	1,447	1,499
Average equivalent shares outstanding, used in computing Diluted EPS	2,334,339	2,321,929	2,366,340

11.  Other Expenses

Other expenses include the following for the years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Professional fees	$1,569,691	748,238	674,100
FDIC insurance	744,662	718,586	198,870
Advertising expense	546,645	566,050	504,234
Write-down of non-marketable securities	99,041	10,005	47,020
Computer services and processing costs	914,779	805,622	615,402
Loan expense	773,281	847,277	308,317
Write-down of available-for-sale securities	134,837	428,209	147,247
Other	2,243,656	2,425,699	2,349,085
	$7,026,592	6,549,686	4,844,275

12.  Income Taxes

The current and deferred components of income tax expense were as follows for the years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Federal:
Current	$650,930	162,715	242,115
Deferred	177,295	(181,710)	218,579
	828,225	(18,995)	460,694

State and local – current	66,889	57,649	66,972
	$895,114	38,654	527,666

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes.  The reasons for these differences are as follows for the years ended June 30, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected income tax expense at federal tax rate	$888,687	34.0%	339,199	34.0%	836,044	34.0%
State tax, net of federal tax benefit	44,147	1.7	38,048	3.8	44,100	1.8
Non-taxable merger expense	183,775	7.0	-	-	-	-
Non-taxable goodwill impairment	138,685	5.3	-	-	-	-
Dividend received deduction	(9,465)	(0.4)	(22,022)	(2.2)	(34,991)	(1.4)
Non-taxable interest income	(172,159)	(6.6)	(169,152)	(17.0)	(171,749)	(7.0)
Non-taxable BOLI income	(170,810)	(6.5)	(177,401)	(17.8)	(158,777)	(6.5)
Unallowable interest	17,954	0.7	21,440	2.2	28,798	1.2
Other	(25,700)	(1.0)	8,542	0.9	(15,759)	(0.6)
	$895,114	34.2%	38,654	3.9%	527,666	21.5%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009, are presented below:

	2010	2009
	(in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,982	1,966
Interest on nonperforming loans	175	156

Deferred compensation	136	101
Federal tax credits	88
Other	103	100
Total deferred tax assets	2,484	2,323

Deferred tax liabilities:
Difference in tax and financial statement basis of investments and derivatives	(1,976)	(440)
Difference in tax and financial statement amortization of goodwill and other intangible assets	(337)	(383)
Mortgage servicing rights	(16)	(18)
Premises and equipment	(252)	(250)
Prepaid expenses	(497)	(158)
Total deferred tax liabilities	(3,078)	(1,249)
Net deferred tax(liability)asset	$(594)	1,074

The net deferred tax liability was included in other liabilities for fiscal year ended June 30, 2010.  The net deferred tax asset was included in other assets for fiscal year ended June 30, 2009.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of June 30, 2010 and 2009, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2007 through June 30, 2010.

13.  Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan which is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment.  Employees may contribute up to 100% of their base compensation, subject to IRS limitations.  The Company will match 50% of each employee’s contribution up to the first 6% contributed.  For the years ended June 30, 2010, 2009 and 2008, the Company contributed $272,723, $272,503 and $253,236, respectively.

The Company also has a profit sharing plan which covers substantially all full-time employees.  Contributions and costs are determined as a percent of each covered employee's salary and are at the Board of Directors' discretion.  There were no discretionary contributions in 2010, 2009 or 2008.

Deferred Compensation

The Company entered into nonqualified deferred compensation agreements with five senior officers effective September, 2007.  The agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits for 180 months after attaining normal retirement age, defined as 65, equal to approximately 20% of the senior officer’s projected salary at his or her normal retirement age or a benefit calculation based on the senior officer’s performance as defined in the agreement.  If the senior officer has not reached normal retirement age due to separation of service, the annual benefit will be calculated as the amount that fully amortizes the accrued retirement benefit balance at the date of separation over 180 months.  If there is a change of control, as defined in the agreement, the accrued retirement benefit balance prior to the change in control will be distributed in a lump sum to the senior officer.  In the event of death, the senior officer’s beneficiary is entitled to cash equal to the accrued retirement benefit balance existing at the senior officer’s death.  The Company recognized deferred compensation expense of $196,839, $165,776 and $132,111 for the years ended June 30, 2010, 2009 and 2008, respectively.

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

In accordance with the Stock Option Plans, a total of 363,250 shares of unissued common stock were reserved for grants.  At June 30, 2010, a total of 199,000 shares remained available to be granted.

A summary of the qualified and nonqualified stock option activity for the years ended June 30 follows:

	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	28,000	$10.23	36,000	$10.09	52,000	$12.12
Granted	-	-	-	-	-	-
Exercised	(2,500)	8.15	(6,000)	8.42	(4,000)	11.28
Forfeited	(7,500)	8.88	(2,000)	13.10	(12,000)	18.50
Outstanding and exercisable at end of year	18,000	$11.08	28,000	$10.23	36,000	$10.09

The following table summarizes information about stock options outstanding at June 30, 2010:

		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$8.25	7,500	0.1	$8.25
$13.10	10,500	1.1	13.10
$8.25 to $13.10	18,000	0.7	$11.08

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

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2010	2009

Commitments to originate loans:
Residential real estate mortgages	$4,214,000	6,360,000
Residential real estate mortgages held for sale	5,869,000	5,568,400
Construction loans	1,060,000	3,472,000
Commercial real estate mortgages, including multi-family residential real estate	4,482,000	10,046,000
Commercial business loans	5,344,000	4,564,000
	$20,969,000	30,010,400

Unused lines of credit	$45,477,000	37,394,000
Standby letters of credit	906,000	1,024,000
Unadvanced portions of construction loans	3,748,000	1,629,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $22,540 and $19,334 at June 30, 2010 and 2009, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2010 and 2009, the maximum potential amount of the Company’s obligation was $906,000 and $1,024,000, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options.  Rental expense under leases approximated $563,000, $542,000 and $592,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2010 are as follows:

2011	$449,356
2012	418,084
2013	209,532
2014	141,883
2015	142,348
2016 and thereafter	298,246
$1,659,449

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business.  Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

15.  Condensed Parent Information

Condensed balance sheets for Northeast Bancorp at June 30, 2010 and 2009, and statements of income and cash flows for each of the years in the three year period ended June 30, 2010, are presented below.

Balance Sheets
Assets	2010	2009

Cash	$655,217	1,416,656
Available-for-sale securities	523,055	819,936
Investment in banking subsidiary	65,573,847	60,059,579
Investment in common securities of affiliated trusts	496,000	496,000
Goodwill, net	-	407,896
Other assets	492,568	684,439
Total assets	$67,740,687	63,884,506

Liabilities and Stockholders' Equity

Junior Subordinated Debentures issued to affiliated trusts	$16,496,000	16,496,000
Other liabilities	338,628	71,626
Total liabilities	16,834,628	16,567,626

Stockholders' equity	50,906,059	47,316,880
Total liabilities and stockholders' equity	$67,740,687	63,884,506

	Years Ended June 30,
	2010	2009	2008
Income:
Dividends from banking subsidiary	$1,000,000	300,000	3,300,000
Other income	110,350	143,743	265,516
Total income	1,110,350	443,743	3,565,516

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	759,356	959,476	1,064,964
Write-down of goodwill	407,896	-	-
General and administrative expenses	952,595	356,823	338,694
Total expenses	2,119,847	1,316,299	1,403,658

(Loss) income before income tax benefit and equity in undistributed net (loss) income of subsidiary	(1,009,497)	(872,556)	2,161,858

Income tax benefit	376,035	410,631	402,919

(Loss) income before equity in undistributed net income (loss) of subsidiary	(633,462)	(461,925)	2,564,777

Equity in undistributed net income (loss) of subsidiary	2,352,134	1,420,914	(633,488)
Net income	$1,718,672	958,989	1,931,289

Net income available to common stockholders	$1,475,691	824,602	1,931,289

	Years Ended June 30,
Statements of Cash Flows	2010	2009	2008
Cash flows from operating activities:
Net income	$1,718,672	958,989	1,931,289
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization	473	9,000	24,000
Stock grant	-	1,728	2,661
Undistributed (earnings) loss of subsidiary	(2,352,134)	(1,420,914)	633,488
Write-down on available-for-sale securities	127,957	195,161	147,247
Net gain on available-for-sale securities	(63,031)	(33,496)	(78,789)
Write-down of non-marketable investments	99,041	10,005	47,020
Write-down of goodwill	407,896	-	-
(Increase) decrease in other assets	(391,662)	2,349,499	227,045
Increase (decrease) in other liabilities	267,002	(4,331)	(65,133)
Net cash (used) provided by operating activities	(185,786)	2,065,641	2,868,828

Cash flows from investing activities:
Increase in investment of bank subsidiary	-	(4,175,000)	-
Purchases of available-for-sale securities	(97,077)	(675,745)	(1,653,242)
Proceeds from sales of available-for-sale securities	548,259	454,751	983,956
Proceeds from maturities and principal payments on available- for-sale securities	-	1,536	-
Net cash provided (used) by investing activities	451,182	(4,394,458)	(669,286)

Cash flows from financing activities:
Issuance of common stock	20,375	50,500	45,125
Company stock purchased	-	-	(2,314,330)
Net proceeds from Capital Purchase Plan	-	4,200,994	-
Dividends paid to stockholders	(1,047,210)	(923,859)	(851,785)
Net cash (used) provided by financing activities	(1,026,835)	3,327,635	(3,120,990)

Net (decrease) increase in cash	(761,439)	998,818	(921,448)

Cash, beginning of year	1,416,656	417,838	1,339,286
Cash, end of year	$655,217	1,416,656	417,838

Supplemental schedule of cash flow information:
Interest paid	$750,665	959,997	1,065,009

16.  Other Comprehensive Income

The components of other comprehensive income for the years ended June 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Unrealized losses arising during the period on purchased interest rate caps and rate swaps, net of tax effect of $212,000 in 2010	$(411,529)	-	-

Unrealized gains arising during the period, net of tax effect of $(1,651,616) in 2010, $(1,365,012) in 2009 and $(364,077) in 2008	3,206,084	2,649,724	706,738

Reclassification adjustment for losses (gains) on investments, net of write-downs, included in net income, net of tax effect of $(51,898) in 2010, $(54,344) in 2009, and $49,590 in 2008	100,742	105,492	(96,264)
Other comprehensive income	$2,895,297	2,755,216	610,474

Included in accumulated other comprehensive gain, as an adjustment to stockholders’ equity is the following as of June 30:

	2010	2009

Net unrealized gains securities (1)	$7,209,045	2,198,705
Net unrealized losses purchased interest rate caps and rate swaps	(623,529)	-
Deferred tax effect	(2,239,075)	(747,561)
Accumulated other comprehensive income	$4,346,441	1,451,144

(1)  The June 30, 2010 and 2009 ending balances include $0 and $59,270, respectively, of unrealized losses in which other-than-temporary impairment has been recognized.

17.  Segment Reporting

The Company has two business segments, banking and insurance agency.  The insurance agency segment offers primarily property and casualty insurance policies to personal and commercial customers in western Maine and southeastern New Hampshire.  Loans, deposits, trust, and investment brokerage services are included in the banking segment.  Substantially all of the Company’s assets are related to the banking segment.  Transactions between the Company’s banking and insurance agency segments are primarily related to occupancy costs where the insurance agency shares space with a bank branch and are eliminated in consolidation.

Information for our segments for the years ended June 30, 2010, 2009 and 2008 is presented in the following table:

			Consolidated
June 30, 2010	Banking	Insurance	Total
Net interest income (expense)	$17,974,171	(225,414)	17,748,757
Provision for loan losses	1,864,419	-	1,864,419
Net interest income (loss) after provision for loan losses	16,109,752	(225,414)	15,884,338

Noninterest income	5,688,630	6,457,441	12,146,071
Noninterest expense	19,349,124	5,343,525	24,692,649
Amortization of intangibles	-	723,974	723,974
Income before income taxes	2,449,258	164,528	2,613,786
Income tax expense	836,856	58,258	895,114
Net income	$1,612,402	106,270	1,718,672

			Consolidated
June 30, 2009	Banking	Insurance	Total
Net interest income (expense)	$17,069,521	(284,045)	16,785,476
Provision for loan losses	2,167,515	-	2,167,515
Net interest income (loss) after provision for loan losses	14,902,006	(284,045)	14,617,961

Noninterest income	5,668,508	5,864,743	11,533,251
Noninterest expense	19,207,444	5,198,178	24,405,622
Amortization of intangibles	-	747,947	747,947
Income before income taxes	1,363,070	(365,427)	997,643
Income tax expense	161,643	(122,989)	38,654
Net income	$1,201,427	(242,438)	958,989

			Consolidated
June 30, 2008	Banking	Insurance	Total
Net interest income (expense)	$14,632,155	(285,486)	14,346,669
Provision for loan losses	836,484	-	836,484
Net interest income (loss) after provision for loan losses	13,795,671	(285,486)	13,510,185

Noninterest income	5,419,585	5,383,639	10,803,224
Noninterest expense	17,018,586	4,225,211	21,243,797
Amortization of intangibles	-	610,657	610,657
Income (loss) before income taxes	2,196,670	262,285	2,458,955
Income tax expense (benefit)	440,545	87,121	527,666
Net income (loss)	$1,756,125	175,164	1,931,289

18.  Junior Subordinated Debentures

NBN Capital Trust II and NBN Capital Trust III were created in December 2003. NBN Capital Trust IV was created in December 2004. Each such trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling common securities and preferred securities in a private placement offering (the “Private Trust Securities”), (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient or incidental thereto. Accordingly, the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at June 30, 2010. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	93,000	3,093,000	3.33%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.33%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	2.37%	February 23, 2035
Total	$16,000,000	496,000	16,496,000	2.73%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.33% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.37% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Securities, but only to the extent of funds held by the trusts. Based on the current rates and the impact of the interest rate swap, the annual interest expense on the Preferred Securities is approximately $690,000.

The Junior Subordinated Debentures each have variable rates indexed to three-month LIBOR.  During the twelve months ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company’s Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates.

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

The interest rate swap hedges the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliate NBN Capital Trust IV.  The notional amount of $10 million represents the outstanding junior subordinated debt from this trust. Under the terms of the interest rate swap Northeast pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. We receive quarterly interest payments of three month LIBOR plus 1.89% over the same term.

See Note 20 for additional information on derivatives.

19.  Fair Value Measurements

In accordance with ASC 820, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. Government sponsored enterprise securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at June 30, 2010 and June 30, 2009.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions: valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to initial valuation, management only changes level 3 inputs and assumptions when evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows indicates that initial valuation needs to be updated.

The following summarizes assets measured at fair value for the period ending June 30, 2010 and June 30, 2009.

Assets Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$164,187,702	3,717,196	160,470,506	-
Other assets – purchased interest rate caps	113,586	-	113,586	-

	Fair Value Measurements at Reporting Date Using:
June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$148,410,140	1,454,690	146,955,450	-

The Company’s impaired loans and acquired assets are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 input, collateral values are based on management’s estimates pending appraisals from third party valuation services or imminent sale of collateral.

Assets Measured At Fair Value On A Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,019,562	-	-	1,019,562
Acquired assets	500,956	-	-	500,956
Premises	407,121			407,121

	Fair Value Measurements at Reporting Date Using:
June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,708,330	-	512,645	1,195,685

The following tables show the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2010 and 2009.

	2010	2009
Beginning balance at July 1	$1,195,685	971,405
Loans transferred in and/or out of Level 3	(176,123)	224,280
Ending balance at June 30	$1,019,562	1,195,685

The following table shows the changes in the fair value of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2010.

2010
Beginning balance at July 1	$-
Loans transferred in and/or out of Level 3	500,956
Ending balance at June 30	$500,956

The following table shows the changes in fair value of premises measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2010.

2010
Beginning balance at July 1	$-
Premises transferred in	407,121
Ending balance at June 30	$407,121

LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative financial instruments (1)	$412,588	-	-	412,588

(1) included in Other Assets in the consolidated balance sheet

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2010.
2010
Beginning balance at July 1	$-
Transferred in	412,588
Ending balance at June 30	$412,588

The Company’s derivative financial instruments are generally classified within level 3 of the fair value hierarchy.  For these financial instruments, the Company obtains fair value measurements from independent pricing services.  The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data, that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

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

Derivative financial instruments:  Fair value for interest rate caps and interest rate swap agreements are based upon the amounts required to settle the contracts.

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

The following table presents the estimated fair value of the Company's significant financial instruments at June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$20,436	20,436	13,023	13,023
Available-for-sale securities	164,188	164,188	148,410	148,410
Regulatory stock (FHLB and FRB)	5,486	5,486	5,486	5,486
Loans held-for-sale	14,254	14,289	2,437	2,444
Loans, net	376,503	387,008	387,887	396,113
Accrued interest receivable	2,081	2,081	2,200	2,200
Other assets – purchased interest rate caps	114	114	-	-

Financial liabilities:
Deposits (with no stated maturity)	179,846	179,846	134,822	134,822
Time deposits	204,351	209,756	250,564	254,134
Federal Home Loan Bank advances	50,500	53,907	40,815	43,151
Structured repurchase agreements	65,000	70,897	65,000	70,121
Other borrowings	2,630	2,801	3,264	3,264
Short-term borrowings	46,168	46,168	34,435	34,435
Capital lease obligation	2,231	2,481	2,379	2,517
Junior subordinated debentures issued to affiliated trusts	16,496	6,765	16,496	10,158
Other liabilities – interest rate swaps (1)	413	413	-	-

(1) included in Other Assets in the consolidated balance sheet

20.  Derivatives

The Company has stand alone derivative financial instruments in the form of interest rate caps which derive their value from a fee paid and adjusted to its fair value based on its index and strike rate, and a swap agreement which derives its value from the underlying interest rate.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities.

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

At June 30, 2010, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:
	Interest Rate Caps	Interest Rate Swap
Notional amount	$6,000,000	10,000,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.14%
Strike rate based on 3 month LIBOR	2.505%
Weighted average maturity in years	4.25	4.65
Unrealized losses	$210,941	412,588

The Company purchased two interest rate caps for $325,000 which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the twelve months ended June 30, 2010, no interest rate cap or swap agreements were terminated prior to maturity.  At June 30, 2010, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815.  Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  None of the other comprehensive income was reclassified into interest expense during the twelve months ended June 30, 2010.

Risk management results for the twelve months ended June 30, 2010 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of June 30, 2010, none of the losses reported in other comprehensive income related to the interest rate caps and swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three months ended September 30, 2010.

June 30, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
Interest Rate Contracts	Other Assets	$ (299,002)

See Note 8, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

21.  Pending Merger

On March 30, 2010, Northeast Bancorp (“Northeast") announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with FHB Formation, LLC of Boston, MA, a Delaware limited liability company ("FHB"). Pursuant to the terms and conditions set forth in the Merger Agreement, FHB will merge with and into Northeast (the "Merger"), with Northeast continuing as the surviving corporation (the "Surviving Corporation").

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

The merger transaction will bring significant new capital and resources to further build upon Northeast’s community banking and financial services franchise. Northeast will retain its headquarters in Lewiston, ME, and Northeast’s management and employees will continue in their positions. With this transaction, Northeast’s customer accounts and retail locations will not change, making this transaction seamless for customers across all of Northeast’s business lines, including its investment group, Northeast Financial Services, and its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.

On July 27, 2010, a majority of Northeast Bancorp shareholders approved the Agreement and Plan of Merger.  Regulatory approval is pending.

22.  Subsequent Events

Management has evaluated subsequent events through September 17, 2010, which is the date the financial statements were available to be issued.  There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements, except as follows.  As discussed in Note 21, on March 30, 2010, Northeast Bancorp announced that it had entered into an Agreement and Plan of Merger with FHB Formation, LLC of Boston, MA, a Delaware limited liability company.  On July 27, 2010, a majority of Northeast Bancorp shareholders approved the Agreement and Plan of Merger.

Item 8.b.  Statistical Disclosure Required by Industry Guide 3

Table 1
Northeast Bancorp Consolidated
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential
Years Ended June 30, 2010, 2009 and 2008
($ in thousands)
	June 30, 2010			June 30, 2009			June 30, 2008

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Daily	Income/	Yield/	Daily	Income/	Yield/	Daily	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:
Investment securities (1)	$163,601	$7,623	4.66%	$152,051	$7,922	5.21%	$116,558	$5,906	5.07%
Loans (2)(3)(4)	392,398	23,803	6.07%	405,611	25,888	6.38%	414,837	29,272	7.06%
Regulatory stock	5,486	36	0.66%	5,392	98	1.82%	5,316	307	5.78%
Short-term investments (5)	8,761	12	0.14%	5,162	62	1.20%	2,791	113	4.05%
Total interest-earning assets/interest
income/average rates earned	570,246	31,474	5.52%	568,216	33,970	5.98%	539,502	35,598	6.60%

Non-interest earning assets:
Cash & due from banks	5,967			6,231			6,498
Bank premises and equipment, net	8,592			9,010			7,851
Other assets	32,575			31,616			29,504
Allowance for loan losses	(5,915)			(5,761)			(5,768)
Total non-interest earning assets	41,219			41,096			38,085

Total assets	$611,465			$609,312			$577,587

Liabilities & Stockholders' Equity:

Interest-bearing liabilities:
NOW	$48,271	$379	0.79%	$45,814	$454	0.99%	$51,139	$1,020	1.99%
Money market	43,974	532	1.21%	29,021	544	1.87%	13,784	420	3.05%
Savings	29,366	181	0.62%	19,515	69	0.36%	20,398	160	0.79%
Time	224,399	6,023	2.68%	240,371	8,301	3.45%	243,437	11,490	4.72%
Total interest-bearing deposits	346,010	7,115	2.06%	334,721	9,368	2.80%	328,758	13,090	3.98%
Short-term borrowings (6)	42,940	655	1.53%	36,412	718	1.97%	34,449	1,244	3.61%
Borrowed funds	119,002	4,984	4.19%	138,670	5,935	4.28%	119,423	5,652	4.73%
Junior subordinated debentures	16,496	759	4.60%	16,496	959	5.81%	16,496	1,065	6.46%
Total interest-bearing liabilities/
interest expense/average rates paid	524,448	13,513	2.58%	526,299	16,980	3.23%	499,126	21,051	4.22%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	34,186			33,616			33,317
Other liabilities	3,332			4,601			3,396

Total liabilities	561,966			564,516			535,839

Stockholders' equity	49,499			44,796			41,748
Total liabilities and stockholders' equity	$611,465			$609,312			$577,587

Net interest income		$17,961			$16,990			$14,547

Interest rate spread			2.94%			2.75%			2.38%
Net yield on interest earning assets (7)			3.15%			2.99%			2.70%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
Interest income and yield are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)									Interest income on loans includes amortization of net deferred costs of $ 617 in fiscal 2010, $871 in fiscal 2009 and $980 in fiscal 2008.
(4)	Includes Loans Held for Sale.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(7)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

Table 2
Northeast Bancorp Consolidated
Investment Securities Portfolio
($ in thousands)

	As of June 30,
	2010	2009	2008
Available-for-sale (1)

Debt securities issued by U.S. Government-
sponsored enterprises	$8,649	$9,029	$1,313

Mortgage-backed securities	133,862	124,905	119,600

Municipal bonds	12,007	11,530	11,112

Corporate bonds	1,030	1,492	482

Collateralized Mortgage Obligation	7,423	-	-

Trust preferred securities	441	411	590

Equity securities	776	1,043	1,386

Total available-for-sale (2):	$164,188	$148,410	$134,483

(1)	Carried at estimated fair value. Northeast Bancorp does not have any securities classified as held-to-maturity.
(2)	Cost of such securities ($ in thousands) was $156,979 as of June 30, 2010, $146,211 as of June 30, 2009,
and $136,459 as of June 30, 2008 .

Table 3
Northeast Bancorp Consolidated
Investment Maturity at Fair Value
($ in thousands)
			After One Year		After Five Years
			But Within		But Within
	Within One Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
As of June 30, 2010
U. S. Government sponsored enterprises	$-	0.00%	$5,012	1.50%	$2,636	3.00%	$1,001	5.03%	$8,649	2.37%
Mortgage-backed securities	161	4.79%	7,569	4.21%	12,559	5.01%	113,573	4.79%	133,862	4.78%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	2,168	5.84%	9,839	5.82%	12,007	5.82%
Corporate bonds	1,030	6.34%	-	0.00%	-	0.00%	-	0.00%	1,030	6.34%
Collateralized Mortgage Obligation	-	0.00%	-	0.00%	-	0.00%	7,423	4.43%	7,423	4.43%
Trust preferred securities	-	0.00%	-	0.00%	-	0.00%	441	6.12%	441	6.12%
Equity securities	776	3.37%	-	0.00%	-	0.00%	-	0.00%	776	3.37%
	$1,967	5.04%	$12,581	3.13%	$17,363	4.81%	$132,277	4.58%	$164,188	4.50%

As of June 30, 2009
U. S. Government sponsored enterprises	$-	0.00%	$8,081	2.84%	$-	0.00%	$948	5.04%	$9,029	3.07%
Mortgage-backed securities	224	4.82%	7,452	4.10%	8,904	4.56%	108,325	5.26%	124,905	5.14%
Municipal bonds (Tax equivalent yields)	-	0.00%	-	0.00%	-	0.00%	11,530	5.88%	11,530	5.88%
Corporate bonds	489	4.05%	1,003	6.40%	-	0.00%	-	0.00%	1,492	5.63%
Trust preferred securities	-	0.00%	-	0.00%	-	0.00%	411	8.00%	411	8.00%
Equity securities	1,043	3.58%	-	0.00%	-	0.00%	-	0.00%	1,043	3.58%
	$1,756	3.87%	$16,536	3.63%	$8,904	4.56%	$121,214	5.30%	$148,410	5.05%

Table 4
Northeast Bancorp Consolidated
Loan Portfolio
($ in thousands)

As of	June 30, 2010		June 30, 2009		June 30, 2008		June 30, 2007		June 30, 2006

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Loan portfolio:

Residential real estate	$155,499	40.81%	$138,790	35.43%	$140,244	34.49%	$145,184	34.34%	$149,100	34.44%
Commercial real estate	121,385	31.86%	120,890	30.87%	111,223	27.36%	112,535	26.61%	115,327	26.63%
Construction	5,524	1.45%	6,384	1.63%	4,537	1.12%	5,451	1.29%	5,106	1.18%
Commercial	30,139	7.91%	29,137	7.44%	33,516	8.24%	40,784	9.64%	50,262	11.61%
Consumer and other	68,489	17.97%	96,465	24.63%	117,047	28.79%	118,881	28.12%	113,192	26.14%

Total loans	381,036	100.00%	391,666	100.00%	406,567	100.00%	422,835	100.00%	432,987	100.00%

Net deferred loan costs	1,273		1,985		2,627		2,736		2,676
Less:
Allowance for loan losses	5,806		5,764		5,656		5,756		5,496

Net loans	$376,503		$387,887		$403,538		$419,815		$430,167
Table 5
Northeast Bancorp Consolidated
Maturities and Repricing of Loans
As of June 30, 2010
($ in thousands)
	1 Year	1 to 5	5 to 10	Over 10	Total
	or Less	Years	Years	Years	Loans
Mortgages:
Residential	$47,624	$23,483	$12,742	$71,650	$155,499
Commercial	41,954	73,099	5,447	885	121,385
Construction	4,891	633	-	-	5,524

Non-mortgage loans:
Commercial	20,089	9,376	674	-	30,139
Consumer and other	1,333	20,687	20,480	25,989	68,489

Total loans	$115,891	$127,278	$39,343	$98,524	$381,036

Type of interest rate:
Predetermined rate, maturity
greater than 1 year	$170,874
Floating or adjustable rate
due after one year	94,271

Total due after 1 year:	$265,145

Scheduled repayments are reported in the maturity category in which the payment is due. Demand loans and overdrafts are reported in one year or less. Maturities are based upon contract terms.

Table 6
Northeast Bancorp Consolidated
Summary of Loan Losses Experience
($ in thousands)

As of or For Years Ended June 30,	2010	2009	2008	2007	2006

Average net loans outstanding during the period (1)	$388,700	$404,124	$413,794	$432,539	$448,070

Total loans at end of period (1)	$382,309	$393,651	$409,194	$425,571	$435,663

Allowance at beginning of period	$5,764	$5,656	$5,756	$5,496	$5,104

Loans charged-off during the period:
Residential real estate	237	271	70	60	15
Commercial real estate	412	257	184	6	35
Commercial	509	285	237	251	326
Consumer and other	827	1,401	632	538	417

Total loans charged-off	1,985	2,214	1,123	855	793

Recoveries on loans previously charged-off:
Residential real estate	34	3	0	1	1
Commercial real estate	12	49	6	26	25
Commercial	23	77	134	4	6
Consumer and other	94	93	47	95	131

Total recoveries	163	222	187	126	163

Net loans charged off during the period	1,822	1,992	936	729	630
Provision for loan losses	1,864	2,100	836	989	1,226
Reclassified to off-balance sheet credit risk reserve	0	0	0	0	(204)

Allowance at end of period	$5,806	$5,764	$5,656	$5,756	$5,496

Ratio of net charge-offs to average loans outstanding	0.47%	0.49%	0.23%	0.17%	0.14%

Allowance as a percentage of total loans	1.52%	1.46%	1.38%	1.35%	1.26%

Allowance as a percentage of
non-performing and nonaccrual loans (2)	65.67%	58.26%	73.43%	113.08%	105.79%

(1) Excludes loans held for sale.

(2)
The decrease in non-performing loans in fiscal 2010 caused the allowance as a percentage of non-performing and nonaccrual loans to increase compared to fiscal 2009.  For fiscal 2009 and 2008, the increase in non-performing loans caused this same ratio to decrease compared to prior years. At June 30, 2010, non-performing and non-accrual loans totaled $8,841, compared to $9,894 at June 30, 2009. See Table 8 for additional information. The trend of the allowance as a percentage of non-performing and nonaccrual loans reflects the economic recession's impact on customers ability to make loan payments. We expect the current economic conditions to persist for another twelve months. A significant improvement in nonperforming and nonaccrual loans is unlikely until there is an improvement in economic conditions.

The allowance for loan losses is believed to be adequate by management for any credit losses realized on the non-performing and nonaccrual loans at June 30, 2010. See Asset Quality - Nonperforming Loans under Management Dicussion and Analyis of Financial Conditiona and Results of Operation for more information.

For each period indicated, this table summarizes loans outstanding at the end of each period, the average amount of loans outstanding, changes in the allowance for loan losses, and other selected statistics.

Table 7
Northeast Bancorp Consolidated
Allowance for Loan Losses
($ in thousands)

As of	June 30, 2010		June 30, 2009		June 30, 2008		June 30, 2007		June 30, 2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocation of allowance for loan losses:
Residential real estate	$1,564	40.81%	$1,083	35.43%	$1,343	34.49%	$808	34.34%	$672	34.44%
Commercial real estate	1,412	31.86%	1,769	30.87%	1,530	27.36%	2,000	26.61%	2,156	26.63%
Construction	50	1.45%	50	1.63%	81	1.12%	64	1.29%	56	1.18%
Commercial	1,051	7.91%	819	7.44%	940	8.24%	1,042	9.64%	1,037	11.61%
Consumer and other	1,462	17.97%	2,043	24.63%	1,654	28.79%	1,667	28.12%	1,470	26.14%
Unallocated	267	0.00%	0	0.00%	108	0.00%	175	0.00%	105	0.00%

Total	$5,806	100.00%	$5,764	100.00%	$5,656	100.00%	$5,756	100.00%	$5,496	100.00%

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

Table 8
Northeast Bancorp Consolidated
Non-performing Loans
($ in thousands)

	As of June 30,
	2010	2009	2008	2007	2006
Nonaccrual loans:
Residential real estate (1)	$2,769	$1,620	$1,390	$439	$521
Construction loans	-	-	101	-	-
Commercial real estate	1,310	2,384	1,430	1,444	1,260
Commercial loans	1,169	1,982	1,638	708	1,423
Consumer and other	394	556	634	461	109
Total nonaccrual loans	5,642	6,542	5,193	3,052	3,313

Current nonaccrual loans (2)	3,199	3,352	2,510	2,038	1,882
Total non-performing loans (3)	8,841	9,894	7,703	5,090	5,195
Acquired assets	1,292	673	678	-	10
Total non-performing assets	$10,133	$10,567	$8,381	$5,090	$5,205

Non-performing loans to total loans (4)	2.31%	2.51%	1.88%	1.17%	1.13%
Non-performing assets to total assets (4)	1.63%	1.77%	1.41%	0.90%	0.90%

As of June 30, 2010, there were no troubled debt restructured loans.

See additional information concerning non-performing and impaired loans in note 3 of the audited consolidated financial statements as well as in the Management's Discussion and Analysis.

(1)	Nonaccrual residential real estate loans increased due to the number in process of foreclosure. There were no significant losses expected.

(2)	As of June 30, 2010, comprised of commercial real estate loans of $2,391, commercial loans of $575 and consumer loans of $233.

(3)
Total non-performing loans decreased in fiscal 2010 and increased in fiscal 2009 and 2008 as compared to prior years primarily from changes in commercial real estate and commercial loans. Loans past due 90 days or more and discretionary actions by management to place loans on non-accrual account for the increase in both portfolios. Estimated credit losses were included in the determination of the adequacy of the allowance for loan losses.

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

Table 9
Northeast Bancorp Consolidated
Average Deposits ($ in thousands) and Rates

For Years Ended	June 30, 2010			June 30, 2009			June 30, 2008
			% of			% of			% of
	Amount	Rate	Deposits	Amount	Rate	Deposits	Amount	Rate	Deposits

Average deposits:

Non-interest bearing demand deposits and escrow accounts	$34,186	0.00%	8.99%	$33,616	0.00%	9.12%	$33,317	0.00%	9.20%
Regular savings	$29,365	0.61%	7.73%	19,515	0.36%	5.30%	20,398	0.79%	5.63%
NOW and money market	$92,245	0.99%	24.26%	74,835	1.33%	20.32%	64,923	2.22%	17.93%
Time deposits	$224,400	2.68%	59.02%	240,371	3.45%	65.26%	243,437	4.72%	67.24%
Total average deposits	$380,196	1.87%	100.00%	$368,337	2.54%	100.00%	$362,075	3.62%	100.00%

This table shows the average daily amount of deposits and average rates paid on such deposits for the periods indicated.

Table 10
Northeast Bancorp Consolidated
Maturities of Certificates of Deposit $100,000 & Over
As of June 30, 2010
($ in thousands)

Balance

3 months or less	$15,850
Over 3 through 6 months	8,960
Over 6 through 12 months	18,394
Over 12 months	49,400

Total certificates of deposit $100,000 & over	$92,604

Table 11
Northeast Bancorp Consolidated
Short-term Borrowings
($ in thousands)

	As of or For Years Ended June 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$46,168	1.49%	$34,435	1.55%	$32,841	2.50%

Average outstanding during year	42,939	1.52%	36,412	1.97%	34,449	3.61%

Maximum outstanding at any month end	47,821		39,765		40,076

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. These borrowings were scheduled to mature within 180 days. Securities sold under agreements to repurchase were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $44,953 and amortized cost of $42,783 at June 30, 2010, and a fair value of $31,026 and amortized cost of $30,109 at June 30, 2009.
Sweep accounts had Federal Home Loan Bank Letter of Credit coverage of $17,460 and $12,423 at June 30, 2010 and 2009, respectively. Securities sold under these agreements were under the control of the Company throughout 2010 and 2009.

Table 12
Northeast Bancorp Consolidated
FHLB Advances Due in 1 Year or Less
($ in thousands)

	For Years Ended June 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Balance	Rate	Balance	Rate	Balance	Rate

Balance at year end	$3,000	4.99%	$2,815	3.14%	$55,575	3.70%

Average outstanding during year	1,214	4.17%	21,942	4.06%	44,870	4.47%

Maximum outstanding at any month end	3,460		43,220		55,575

This table shows the Federal Home Loan Advances the Company had due to mature in one year or less as of June 30, 2010, 2009 and 2008.

Table 13
Northeast Bancorp Consolidated
Maturities and Repricing of Interest-earning Assets & Interest-bearing Liabilities
As of June 30, 2010
($ in thousands)

	Term to Repricing or Maturity
	Less Than	1-5	Over 5		% of
	1 Year	Years	Years	Total	Total
Interest-earning assets:
Investment securities	$1,967	$12,581	$149,640	$164,188	28.39%
Regulatory stock	-	-	5,486	5,486	0.95%
Short-term investments (1)	27,670	-	-	27,670	4.78%

Mortgage loans:
Residential real estate:
Fixed rate loans	3,048	7,385	83,795	94,228	16.29%
Variable loans	44,576	16,098	597	61,271	10.59%
Commercial real estate	41,954	73,099	6,332	121,385	20.99%
Construction	4,891	633	-	5,524	0.96%
Other loans:
Commercial	20,089	9,376	674	30,139	5.21%
Consumer and other	1,333	20,687	46,469	68,489	11.84%
Total loans	115,891	127,278	137,867	381,036	65.88%
Total interest-earning assets	$145,528	$139,859	$292,993	$578,380	100.00%

Interest-bearing liabilities:
Customer deposits:
NOW accounts	$50,834	$-	$-	$50,834	9.56%
Money market accounts	55,556	-	-	55,556	10.45%
Regular savings	38,190	-	-	38,190	7.18%
Time deposits	104,392	99,301	658	204,351	38.42%
Total customer deposits	248,972	99,301	658	348,931	65.61%
Borrowings:
Short-term borrowings	46,168	-	-	46,168	8.68%
FHLB advances and other borrowings	3,652	100,341	16,368	120,361	22.63%
Junior subordinated debentures	6,086	10,310	-	16,396	3.08%
Total borrowings	55,906	110,651	16,368	182,925	34.39%
Total interest-bearing liabilities	$304,878	$209,952	$17,026	$531,856	100.00%

Interest sensitivity gap	$(159,350)	$(70,093)	$275,967	$46,524

Cumulative gap	$(159,350)	$(229,443)	$46,524	$46,524

Cumulative gap ratio	47.73%	55.43%	108.75%	108.75%

Cumulative gap as a percentage of total assets	-25.61%	-36.88%	7.48%	7.48%

(1) Includes interest-earning deposits and loans held for sale.

This table summarizes the anticipated maturities and repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2010.

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

Table 14
Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2009	2009	2010	2010
Interest income
Interest on loans	$6,041,312	$6,033,298	$5,959,893	$5,768,311
Interest & dividends on investments & available-for-sale securities	1,850,494	1,875,037	1,884,397	1,848,849
Total interest and dividend income	7,891,806	7,908,335	7,844,290	7,617,160

Interest expense
Deposits	2,054,296	1,770,788	1,682,217	1,607,500
FHLB advances and other borrowings	1,262,544	1,269,390	1,219,792	1,232,381
Short-term borrowings	142,235	178,369	165,318	168,648
Junior Subordinated Debentures	205,162	200,229	181,755	172,210
Total interest expense	3,664,237	3,418,776	3,249,082	3,180,739

Net interest income	4,227,569	4,489,559	4,595,208	4,436,421
Provision for loan losses	423,461	452,833	627,998	360,127

Net interest income after provision
for loan losses	3,804,108	4,036,726	3,967,210	4,076,294

Securities transactions	27,707	14,972	(63,141)	2,659
Other operating income	2,740,701	3,013,893	3,115,655	3,293,625
Other operating expense	5,924,594	6,243,438	6,271,749	6,976,842

Income before income taxes	647,922	822,153	747,975	395,736
Income tax expense	152,253	172,840	217,343	352,678
Net income	$495,669	$649,313	$530,632	$43,058

Earnings per share:
Basic	$0.19	$0.26	$0.20	$(0.01)
Diluted	$0.19	$0.25	$0.20	$(0.01)

Northeast Bancorp Consolidated
Quarterly Data (Unaudited)
For Year Ended June 30, 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Sept. 30	Dec. 31	Mar. 31	June 30
	2008	2008	2009	2009
Interest income
Interest on loans	$6,801,248	$6,615,786	$6,292,794	$6,178,133
Interest & dividends on investments & available-for-sale securities	1,793,499	2,037,130	2,043,145	2,004,180
Total interest and dividend income	8,594,747	8,652,916	8,335,939	8,182,313

Interest expense
Deposits	2,537,536	2,376,157	2,238,626	2,215,884
FHLB advances and other borrowings	1,545,287	1,568,485	1,485,495	1,335,398
Short-term borrowings	217,458	223,973	146,054	130,610
Junior Subordinated Debentures	253,259	257,656	234,817	213,744
Total interest expense	4,553,540	4,426,271	4,104,992	3,895,636

Net interest income	4,041,207	4,226,645	4,230,947	4,286,677
Provision for loan losses	520,724	499,321	574,833	504,772

Net interest income after provision
for loan losses	3,520,483	3,727,324	3,656,114	3,781,905

Securities transactions	(108,127)	26,060	-	350,440
Other operating income	2,618,728	2,662,250	2,661,160	2,562,349
Other operating expense	6,038,796	6,082,944	5,843,106	6,496,197

Income before income taxes	(7,712)	332,690	474,168	198,497
Income tax expense	(76,828)	39,115	86,798	(10,431)
Net income	$69,116	$293,575	$387,370	$208,928

Earnings per share:
Basic	$0.03	$0.12	$0.14	$0.07
Diluted	$0.03	$0.12	$0.14	$0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Corporation’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protect Act as a result of the Company's status as a smaller reporting company.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE
The Board of Directors
The Board of Directors, which is elected by the shareholders, is responsible for the overall management of the business and affairs of the Company. It has the ultimate decision-making authority, except with respect to those matters reserved to the shareholders. The Board and its committees review the Company’s long-term strategic plans and exercise direct decision-making authority in a number of areas, such as declaring a dividend. The Board of Directors selects, advises and monitors the performance of the senior management team, which is charged with the conduct of the Company’s business and the implementation of the Board’s strategic plan. The Board of Directors also reviews development and succession plans for the Company’s senior executive officers, as needed.

Corporate Governance Guidelines
The Board of Directors has adopted Corporate Governance Guidelines that govern the structure of the Board of Directors and outline the Board’s policies on a number of the Company’s corporate governance issues and procedures. These guidelines embody long-standing practices of the Company and also include procedures designed to incorporate current corporate governance best practices. The Company’s corporate governance practices are designed to align the interests of the Board and management with those of the Company’s shareholders and to promote honesty and integrity throughout the Company. Portions of the Corporate Governance Guidelines are described below and are available as described herein.

Director Qualifications and Independence
Applicable rules of The NASDAQ Stock Market (“NASDAQ”), the exchange on which the Company’s Common Stock is listed, and the Corporate Governance Guidelines require that the Board of Directors consist of a majority of independent directors. The Board of Directors determines independence on the basis of standards established by NASDAQ, the Securities and Exchange Commission (“SEC”) and other facts and circumstances the Board considers relevant.

The Board of Directors and its Nominating and Corporate Governance Committee (the “Corporate Governance Committee”) evaluate the relationships between each director (or his or her immediate family members and related interests) and the Corporation and its subsidiaries to determine compliance with the NASDAQ independence rules. Based on that review, the Board of Directors has affirmatively determined, upon the recommendation of the Corporate Governance Committee, that every director, other than Messrs. Delamater, Jackson and Lazenby, is independent under these standards. All directors are required to own at least 1,000 shares of common stock of the Company on or before the second anniversary of their election to the Board.  All directors have met this requirement.

Executive Sessions of the Board
As provided in the Corporate Governance Guidelines, the independent directors of the Company will normally meet in executive session at least four times per year following a meeting of the Board of Directors. Since the Chairman of the Board is an independent director, the Chairman serves as the presiding director at these sessions.

Board Attendance and Annual Meeting Policy
It is the Company’s policy that directors should make every effort to attend each meeting of the Board of Directors, each meeting of the committees on which they serve, and the Company’s annual meeting of shareholders. During the fiscal year ended June 30, 2010 (the “2010 fiscal year”), there were 13 meetings of the Board of Directors, and each of the directors attended at least 75% of the meetings of the Board of Directors and committees on which he or she served. All directors attended the 2009 annual meeting of shareholders other than Messrs. Goguen, Schiavi and Rosmarin.

Board Committee Membership and Meetings
The Board of Directors has established various committees to assist the Board in fulfilling its responsibilities. All of the members of the committees are nominated by the Corporate Governance Committee and appointed by the Board of Directors. The Board of Directors had four standing committees during the 2010 fiscal year: Audit Committee, Personnel and Compensation Committee (“Compensation Committee”), Corporate Governance Committee, and Executive Committee. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of shareholders. Each of these committees, except for the Executive Committee, is composed entirely of independent directors and operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee. The committees of the Board of Directors annually review and, as appropriate, revise their respective charters to reflect, among other things, changing regulatory developments. Descriptions of these committees are provided below:

	*
Audit Committee. The audit committee currently consists of four directors, all of whom are independent under the enhanced independence standards of rules and regulations of NASDAQ and the SEC applicable to audit committees.

 The Audit Committee reviews the implementation and operation of the Company’s audit program and internal controls, and its duties include: (i) conducting an annual review of the adequacy of the Company’s system of internal accounting and its audit program, including a review of the activities of its subsidiary bank’s examining committees, maintaining direct reporting responsibility and regular communication with the Company’s internal audit staff, and reviewing the scope and results of the internal audit procedures of the Company and its subsidiary; (ii) monitoring the integrity of the consolidated financial statements of the Company; (iii) engaging or discharging the Company’s independent public accountants and pre-approving any non-audit services; (iv) meeting with the independent public accountants to review the plans and results of the audit engagement, to review all reports of independent auditors and bank regulatory examinations, and to respond to such reports; (v) approving the services to be performed by the independent public accountants and giving consideration to the range of the audit and non-audit fees; (vi) establishing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters, and (vii) monitoring the integrity of the Company’s internal loan review system.

86
As a part of its duties, the Audit Committee reviews with management and the independent auditor the annual and quarterly financial statements of the Company, including the Company’s disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and any material changes in accounting principles or practices used in preparing the financial statements prior to filing of a report on Forms 10-K or 10-Q with the SEC. The Audit Committee reviews annually the scope of the proposed internal audit, external audit, and credit review activities and also reviews the implementation of those activities. The Audit Committee also reviews annually, together with management, the retention of the independent public accountant and the contents and conclusions of the audited financial statements. Additional information regarding the functions performed by the Audit Committee and its membership is set forth in the “Report of Audit Committee”, included below.

The Audit Committee, which is comprised of James P. Day, Conrad L. Ayotte, Ronald J. Goguen and Judith E. Wallingford, held five meetings during the 2010 fiscal year. The Board of Directors has determined that Mr. Day, Ms. Wallingford and Mr. Ayotte qualify as Audit Committee financial experts. All four Audit Committee members are independent under applicable SEC and NASDAQ enhanced independence standards applicable to audit committee membership. The Audit Committee Charter is available on the Company’s website at www.northeastbank.com.

	*
Compensation Committee. The Compensation Committee currently consists of four independent directors. The Compensation Committee provides overall guidance with respect to the establishment, maintenance and administration of the Company’s compensation policies, programs, and employee benefit plans, including the review and recommendation of the chief executive officer’s and other executive officers’ compensation. The Compensation Committee also reviews and makes recommendations to the Board of Directors as to the form and amount of compensation for the Company’s directors. The Compensation Committee is comprised of Stephen W. Wight, Judith E. Wallingford, John Rosmarin, and Conrad L. Ayotte, who also serves as the Committee’s Chair.  The Committee held three meetings during the 2010 fiscal year. The Compensation Committee charter is available on the Company’s website at www.northeastbank.com.

	*
Corporate Governance Committee. The Corporate Governance Committee currently consists of four independent directors. The Corporate Governance Committee identifies individuals qualified to become board members and recommends to the Board nominees for election of directors, consistent with criteria approved by the Board. In addition, the Corporate Governance Committee recommends to the Board the Company’s corporate governance guidelines. The Corporate Governance Committee also leads the Board in its annual self-evaluation and review of individual board member performance and recommends to the Board membership for each Board committee. In the event of a vacancy in the office of the chief executive officer, the Corporate Governance Committee, together with the executive committee, is responsible for recommending a successor to the full Board. The Corporate Governance Committee, which consists of Judith E. Wallingford, John Rosmarin, James P. Day, and Stephen W. Wight, held three meetings during the 2010 fiscal year. The Corporate Governance Committee Charter and Governance Guidelines are available on the Company’s website at www.northeastbank.com.

	*	Executive Committee. The Executive Committee of the Board of Directors is empowered to act on behalf of, and to exercise all the powers of, the full Board of Directors in the management of the business and affairs of the Company when the Board of Directors is not in session, except to the extent limited by the Company’s Articles of Incorporation or Bylaws, or by Maine law. The Executive Committee, consisting of Judith E. Wallingford, James D. Delamater, John Rosmarin, and John H. Schiavi, did not meet during the 2010 fiscal year.

Director Nomination Process
The Corporate Governance Committee generally identifies director candidates through recommendations made by its independent directors, but will consider candidates proposed or suggested by Board members, management, third party search firms retained by the Corporate Governance Committee and shareholders. The Corporate Governance Committee is responsible for assessing all director candidates and recommending nominees to the Board. Pursuant to the Corporate Governance Guidelines, the Corporate Governance Committee and the Board will select director nominees based on the merit, qualifications, performance and competency of the candidate and the Company’s business needs. Candidates must be individuals of the highest character and integrity who possess significant experience or skills that will benefit the Corporation and must be free of conflicts of interest that would interfere with their ability to discharge their duties or violate any applicable laws or regulations. The Board of Directors also believes that its directors ideally should reflect a mix of experience and other qualifications. There is, however, no firm requirement of minimum qualifications or skills that a candidate must possess.

When evaluating nominees, the composition of the entire Board is taken into account, including the need for a majority of independent directors, the diversity of experience and background represented on the Board, the need for financial, business, academic, public and other expertise on the Board and its committees and the desire for directors working cooperatively to represent the best interests of the Company and its shareholders, customers, communities and employees. Candidates must be willing and able to devote the time necessary to discharge their duties and have the desire to represent and evaluate the interests of the Company as a whole. Also, the assessment of a candidate includes consideration of the number of boards on which he or she serves. A director who has reached the age of 72 cannot be nominated for election to the Board.

Shareholders also may nominate persons for election as directors at an annual shareholders’ meeting if such nominations are made in accordance with the procedures set forth in the Company’s Articles of Incorporation, and such shareholder nominees will be considered by the Corporate Governance Committee. The Articles of Incorporation require that advance notice of such proposed nomination shall be received by the Secretary of the Company not less than thirty (30) days nor more than sixty (60) days prior to any meeting of the shareholders called for the election of the Directors; provided, however, that if fewer than fourteen (14) days’ notice of the meeting is given to shareholders, such written notice of a proposed nomination shall be received not later than the close of the tenth day following the day on which the notice of the meeting was mailed to shareholders. Each notice shall set forth (a) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (b) the principal occupation or employment of each such nominee, and (c) the number of shares of stock of the Company which are beneficially owned by each such nominee. The shareholder making the nomination must be present in person or by proxy at the meeting. Shareholder nominations are considered on the same basis as nominations made by the Corporate Governance Committee.

87

Communications with Directors
The Board of Directors has established a process for shareholders and other interested parties to communicate with the Board or a particular director. A shareholder may send a letter to Northeast Bancorp, Attention: Corporate Clerk, 500 Canal Street, Lewiston, ME 04240. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of the Board or just certain specified individual directors. The Corporate Clerk will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened. A log of all correspondence addressed to the directors will be kept for periodic review by the Corporate Governance Committee and any other interested director.

Executive Officers of the Registrant

The name, age, and position of each executive officer of the Company and the Bank are set forth below along with such officer's business experience during the past five years.  Officers are elected annually by the respective Boards of Directors of the Company and the Bank to hold office until the earlier of their death, resignation, or removal.

	Names	Age	Position with Company and/or Bank
	James D. Delamater	59	President, Chief Executive Officer (1)
	Pender J. Lazenby	60	Chief Risk Officer
	Marcel Blais	51	Chief Operating Officer
	Robert S. Johnson	58	Chief Financial Officer (1)
	Suzanne Carney	43	Clerk

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

Pender J. Lazenby has been a director of the Company and the Bank since 2003.  Mr. Lazenby has also served as the Senior Vice President Chief Risk Officer since February 2005 and, prior to joining the Company, served in a variety of positions with Fleet Boston and Bank Boston prior to its acquisition in 1999.

Suzanne Carney has been Clerk of the Bank since March 1999 and has been with the Company since 1994 in the Accounting Division.

There is no family relationship between any of the directors or executive officers of the Company.

Code of Ethics

The Board has adopted a Code of Ethics which applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company is committed to the highest standards of ethical and professional conduct, and the Code of Conduct and Ethics provides guidance in how to uphold these standards. The Code of Ethics consists of basic standards of business practice as well as professional and personal conduct. Any material amendments to, or waivers of, the Code of Ethics (to the extent applicable to the principal executive officer, principal financial officer or principal accounting officer) will be promptly disclosed by the Company. The Corporate Governance Committee has been charged with monitoring, overseeing, and reviewing compliance with the Ethics Code.

88
Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS
Executive Compensation
The following summary compensation table sets forth the cash and non-cash compensation paid to or accrued for the past fiscal year for the Company’s Chief Executive Officer, and for the two other most highly compensated executive officers of the Company or its subsidiaries whose total compensation exceeded $100,000 for the fiscal year ended June 30, 2010 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary	Bonus	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation (1)	Total Compensation
James Delamater. President and CEO	2010	$269,946	$0	$0	$47,304	$12,259	$329,509
	2009	268,434	0	15,000	42,339	12,164	337,937

Robert S. Johnson Chief Financial Officer	2010	$147,518	$0	$12,000	$27,175	$5,458	$192,151
	2009	146,692	0	5,000	24,321	5,433	181,446

Pender J. Lazenby. Chief Risk Officer	2010	$155,994	$0	$13,000	$35,976	$5,712	$210,682
	2009	155,590	0	5,000	32,199	5,700	198,489

	Term Life Insurance Premiums		Matching 401K Contributions		Automobile Reimbursement		Employer Health Savings Account Contributions
	2010	2009	2010	2009	2010	2009	2010	2009
Delamater	$ 1,032	$ 1,032	$ 6,678	$ 6,754	$ 2,973	$ 2,892	$ 1,485	$ 1,486
Johnson	1,032	1,032	4,426	4,401	-0-	-0-	-0-	-0-
Lazenby	1,032	1,032	4,426	4,468	-0-	-0-	-0-	-0-

Stock Option Grants
The Company has two stock option plans under which it may make awards of incentive and non-qualified stock options. During the fiscal year ended June 30, 2010, no awards were made to any of the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year End
The following table sets forth, for each of the Named Executive Officers, the number of shares of Common Stock acquired pursuant to the exercise of stock options during the 2010 fiscal year, the number of the stock options held at June 30, 2010, and the realizable gain on outstanding stock options that are “in-the-money.” The in-the-money stock options are those with exercise prices that are below the year-end stock price as a result of an increase in stock value since the date of the grant.

Outstanding Equity Awards At Fiscal year End
	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options: Exercisable	Option Exercise Price
James D. Delamater	5,000	$13.10
89

COMPENSATION DISCUSSION AND ANALYSIS

THE COMPENSATION COMMITTEE

Makeup and Charter of the Committee

The Company has a standing Compensation Committee, referred to as the “Committee” hereinafter in this discussion. The Committee operates pursuant to a Committee charter (which is available at www.northeastbank.com) that has been approved by the Board. The Board determined that each of the directors listed below, who served as members of the Committee during the fiscal year ended June 30, 2010, is independent according to the Board’s independence standards as set out in the Company’s Governance Principles (which are available at www.northeastbank.com), and applicable rules of the SEC and the corporate governance rules of NASDAQ. The Compensation Committee has the authority to retain and compensate advisors that it deems necessary to fulfill its duties. The Compensation Committee met four times in the year ending June 30, 2010. For fiscal year 2010, the Committee’s members were:

James P. Day (chair) Conrad L. Ayotte	Judith E. Wallingford Stephen W. Wight

The Committee’s Job

The Committee is charged with formulating and making recommendations to the Board with respect to compensation issues relating to directors and senior officers of the Company, including the Chief Executive Officer. The Committee also makes recommendations regarding, and administers, the Company’s stock option plans, each in accordance with its terms, which are described below. The Committee reviews and makes recommendations regarding the general merit increase budget for salaried and hourly employees and has general oversight of employee benefit programs. In addition, the Committee, in consultation with the Chief Executive Officer, considers and reports to the Board regarding employee or executive succession matters. The Board has the ultimate decision-making authority regarding employee or executive succession and compensation matters.

Continuing Process

Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process neither begins nor ends with any particular Committee meeting. Compensation decisions are designed to promote our fundamental business objectives and strategy.

The Compensation Committee recommends all compensation and awards to executive officers, which include the chief executive officer, the chief financial officer, the chief operations officer, the chief risk officer and senior vice presidents. Generally, on its own initiative, the Compensation Committee reviews the performance and compensation of the chief executive officer and, following discussions with, where it deems appropriate, the human resources director or other appropriate advisors, establishes his compensation level and determines whether or not to make equity awards to the chief executive officer. For the remaining executive officers, the chief executive officer and the human resources director make recommendations to the Compensation Committee that generally, with minor adjustments, are approved. With respect to equity compensation awarded to others, the Compensation Committee grants restricted stock and stock options, generally based upon the recommendation of the chief executive officer.

The Committee Has Reviewed the Appropriateness Of Compensation

The Compensation Committee reviewed the amounts payable under each individual element of compensation, as well as in the aggregate, for each named executive officer and concluded that the individual elements of, and total aggregate compensation paid to, each named executive officer was appropriate. Factors the Compensation Committee considered in analyzing compensation includes:

* Total compensation;
* Internal pay equity;
* The company’s stock ownership and/or stock retention policies;
* The competitive environment for recruiting executive officers, and what competitors pay; and
* The “need” to provide each element of compensation and the amounts targeted and delivered.

The Committee Engaged A Consulting Firm To Provide Outside Expertise

The Compensation Committee Charter grants the Compensation Committee the sole and direct authority to hire and fire advisors and compensation consultants and approve their compensation. To assist the Compensation Committee in establishing “targeted overall compensation” (i.e., the aggregate level of compensation that we will pay if performance goals are fully met) in fiscal year 2010, we participated in and referenced a compensation survey conducted by Berry, Dunn, McNeil & Parker, a regionally recognized consulting firm. The study compares compensation at the Company and at comparable companies in northern New England. Studies like this one cover in detail only those individuals for whom compensation information is disclosed publicly. As a result, these studies generally cover the five most highly compensated officers at each company included within the survey. Thus, this information correlates to our president and the individuals who are executive vice presidents or the equivalent at the Company. Berry, Dunn, McNeil & Parker also provided us with data that was less company-specific to assist us with respect to establishing compensation at other levels within our organization. The overall results of this study provided the starting point for our analysis. We annually compare the executive salaries of northern New England banks of similar size with a goal of maintaining salary ranges and midpoints that approximate these averages. Salary ranges should be sufficient to attract and retain employees in our marketplace.

90

COMPENSATION COMMITTEE CPP RISK ASSESSMENT

In accordance with the applicable requirements of the U.S. Treasury’s Capital Purchase Program (“CPP”), the Compensation Committee evaluated and reviewed the incentive compensation arrangements in place with its Named Executive Officers and with other members of senior management. The Compensation Committee concluded that the overall structure of the Corporation’s incentive compensation arrangements does not encourage the taking of unnecessary or excessive risks by the executives.

COMPENSATION STRUCTURE AND POLICIES

Compensation Philosophy

The Company’s success is dependent upon its ability to attract and retain highly qualified and motivated executives. The Company endorses the philosophy that executive compensation should reflect the Company’s performance, the contribution of such officers to that performance and salaries that is competitive with peer banks. Our executive compensation program is designed to support our company’s core values and strategic objectives. Moreover, our compensation philosophy is intended to align the interests of management with those of our shareholders.

Compensation Objectives

The Company’s compensation policy is designed to achieve the following fundamental objectives: (i) attract and retain qualified executives, (ii) motivate performance to achieve specific strategic objectives of the Company, and (iii) align the interests of senior management with the long-term interests of the Company’s stockholders. We more specifically attempt to achieve these objectives through competitive base salary, incentive compensation and stock option grants.

Key Elements of Executive Compensation

The Chief Executive Officer’s annual salary is determined primarily on the basis of his individual performance and the performance of the Company. While no mathematical weighting formula exists; the Committee considers all factors which it deems relevant, including the Company’s financial results, the duties and responsibilities of the Chief Executive Officer, the Chief Executive Officer’s individual performance relative to written objectives established at the beginning of each year, and comparison of the current salary of the Chief Executive Officer to salaries of chief executive officers of northern New England Banks of similar size. Awards pursuant to option plans are made in accordance with the respective plans.

We compensate our senior management through a mix of base salary, incentive compensation and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders and to reward performance. Our compensation setting process consists of establishing targeted overall compensation for each senior manager and then allocating that compensation among base salary and incentive compensation. At the senior-most levels, we design the incentive compensation to reward company-wide performance through tying awards primarily to earnings growth and stock price appreciation. At lower levels, we design the incentive compensation to reward the achievement of specific operational goals within areas under the control of the relevant employees, although company-wide performance is also a factor.

The key elements of the Company’s compensation program currently are base salary, annual performance-based cash incentive compensation, long-term equity-based incentives and deferred compensation. We believe a competitive base salary is important to attract and retain good executives. We believe annual performance-based incentives are valuable in recognizing and rewarding individual achievement. Finally, we believe equity-based compensation makes executives “think like owners” and, therefore, aligns their interests with those of our shareholders.

COMPENSATION PRINCIPLES

We Believe Compensation Should Be Competitive And Reward Performance

The Company designs executive compensation policies, as described more fully below, to attract and retain qualified executives by providing compensation packages which are competitive within the marketplace as determined by the Berry, Dunn compensation survey and which compensate executives in a manner that encourages individual performance consistent with shareholder expectations.

We Are Focused On Keeping Compensation Reasonable And Realistic

The Committee determined the amount of each type of compensation for each executive by reviewing publicly available information regarding other companies which are similar to the Company, by assessing possible demand for our executives by competitors and other companies, by evaluating the compensation appropriate to attract executives to central Maine, where we are located, as based on the Berry, Dunn compensation survey and by consulting with the Chief Executive Officer with respect to the other executive officers. Based on that review, we concluded that our program was well balanced between cash, non-cash and incentive elements and that the base salaries of our executives were generally appropriate.

91

ELEMENTS OF EXECUTIVE COMPENSATION

Overview

Executive compensation consists of the following main elements: a base salary that reflects the scope of the executive’s responsibility and is competitive within the geographic base, annual cash-based incentive bonuses tied to the Company’s success in achieving certain financial performance goals established in advance by the Compensation Committee and stock-based incentive awards, such as stock option grants, which provide rewards and incentives for enhancing shareholder value.

In allocating compensation among these elements, we believe that the compensation of our senior-most levels of management -- the levels of management having the greatest ability to influence the Company’s performance -- should have a significant component that is performance-based, while lower levels of management should receive a greater portion of their compensation in base salary.

Base Salary

Our approach is to pay base salaries which are competitive with the salaries paid to executives of other companies of similar size and taking into account our judgment of the particular executive’s experience, performance and potential contributions to the Company. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

Non-Equity Incentive Compensation

Our practice is to award cash non-equity compensation based upon achievement of annual performance objectives. For fiscal 2010, the performance goals for our chief executive officer were as follows: maintain, by supporting and training, the company-wide culture of “Shared Values”, meets budget objectives, maintain balance sheet integrity, enhance shareholder value, achieve satisfactory regulatory results, and increase the number of products and services sold per customer.

Equity Compensation

Historically, the primary form of equity compensation that we awarded consisted of non-qualified stock options. We selected this form because of the favorable accounting and tax treatments.

Severance Benefits

Where termination of employment is due to a reduction in force or a projected reduction in force, our company-wide severance plan provides for benefits equal to two weeks of base salary per year of credited service with a minimum payment of 4 weeks of base salary and a maximum payment of 26 weeks of base salary. This policy is not specific to executive management and is applied to any employee who meets the eligibility criteria. We also continue health and dental insurance benefits for between one and six months corresponding to the termination benefits. We do not accelerate the vesting of equity compensation. In addition, a terminated employee is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) plan, and supplemental retirement plans, although those benefits are not increased or accelerated. We believe that these levels of severance benefits are below the general practice among comparable companies, although we have not conducted a study to confirm this belief. Mr. Delamater would not be entitled to severance benefits due to the regulations instituted by TARP.

Name	Base Salary	Insurance	Non-Qualified Deferred Compensation (1)	Total
Robert S. Johnson	29,990	3,295	27,174	60,459
Marcel C. Blais	73,736	5,355	13,075	92,166
Pender J. Lazenby	29,990	232	35,975	66,197
Leslie L. Couper	32,844	325	7,804	40,973
Craig O. Linscott	49,998	5,268	n/a	55,266
(1) Deferred Compensation is not paid for termination for cause.
Severance Benefit based on hypothetical change in control as of June 30, 2010
Name	Base Salary	Insurance	Non-Qualified Deferred Compensation (1)	Total
Robert S. Johnson	29,990	3,295	27,174	60,459
Marcel C. Blais	73,736	5,355	13,075	92,166
Pender J. Lazenby	29,990	232	35,975	66,197
Leslie L. Couper	32,844	325	7,804	40,973
Craig O. Linscott	49,998	5,268	n/a	55,266
92

Retirement Plans

The Company maintains a traditional 401(k) plan pursuant to which the Company matches half of an employee’s contribution, up to 6% of the employee’s salary.

Non-Qualified Deferred Compensation Agreements

In July 2007, the Compensation Committee, in an executive session with the full board, approved certain Salary Continuation Agreements for the following executive officers: James D. Delamater, Marcel C. Blais, Robert S. Johnson, Pender J. Lazenby, Leslie L. Couper. The Committee approved the Agreements because they are a tool for retention by creating incentive for senior level officers to stay with the Company until their normal retirement age. Mr. Linscott does not have a salary continuation agreement.

As a general matter, the Salary Continuation Agreements provide for the payment of annual benefits to the participating executives, assuming attainment of the normal retirement age, as follows:

Name	Scheduled Payout Assuming Normal Retirement Age
James D. Delamater	$63,164
Marcel C. Blais	$44,627
Robert S. Johnson	$36,286
Pender J. Lazenby	$34,203
Leslie L. Couper	$41,541

Retirement benefits are payable monthly, beginning the month immediately after the month in which the Executive attains normal retirement age and are paid for 180 months. Early termination (i.e., termination before normal retirement age other than as a result of disability, death or cause) and disability benefits are paid monthly for 180 months beginning with the later of (x) the seventh month after the month in which the separation from service occurs or (y) the month immediately after the month in which the executive attains normal retirement age. Change of control benefits are paid in a lump sum within three days after the change in control. If the executive is receiving retirement benefits upon the occurrence of a change in control, the executive will be paid the remaining benefits in a lump sum within three days following the change in control. The death benefit is payable to the Executive’s beneficiary in a single lump sum 90 days after the date of death. No payment of any benefit will be made if the Executive is terminated for cause. Cause means executive’s gross negligence, neglect or intentional and material failure to perform his duties after notice, disloyalty or dishonesty or a breach of fiduciary duty for personal profit, intentional wrongful damage by the executive of the Bank’s business or property, willful violation of applicable law or bank policy that has an adverse effect on the Bank or its affiliates, executive being excluded from coverage under the Bank’s blanket bond, removal of the executive from office or prohibition from participating in the Bank’s affairs by regulatory order or conviction of the executive or a plea of no contest to a felony or misdemeanor involving moral turpitude or which results in incarceration of the executive for five consecutive days or more. Each participating Executive is entitled to only one payout under the Agreement, regardless of the number of events that occur. For events other than normal retirement and termination for cause, the executive would receive annual payments based upon his accrued deferred compensation balance.

The approximate annual cost of this deferred compensation plan is $131,000.

EXECUTIVE SHARE OWNERSHIP GUIDELINES

The Committee strongly supports share ownership by its executives. However, although there is no formal requirement for executive officers to own shares of Northeast Bancorp, executives are encouraged to own shares.  See Item 12.

OUR COMPENSATION DECISIONS

Based on the performance criteria discussed below, as well as referencing the Berry, Dunn, McNeil & Parker compensation survey, a base salary of $269,946 for Mr. Delamater was recommended by the Committee and approved by the Board for fiscal year 2010. Mr. Delamater’s compensation for 2010 was determined in accordance with the foregoing and approved by the Committee together with all other independent members of the Board. This base compensation was determined by the Committee members’ evaluation of Mr. Delamater’s performance with respect to the objectives described below and the Committee members’ subjective evaluation of his overall performance in those criteria.

Mr. Delamater’s performance evaluation was based on objectives determined by the Committee and outlined in Mr. Delamater’s annual Personal Development Plan (“PDP”). Short term and long term objectives are established through the annual PDP. The PDP is the formal evaluation process that is used throughout the organization. Mr. Delamater’s performance objectives for 2010 were as follows: meet 2010 budgeted fiscal net income of $2.7 million; maintain balance sheet integrity, achieve satisfactory regulatory results; enhance shareholder value; and increase the number of products and services sold per customer; maintain “Shared Values” culture.

The weighting of the performance criteria was as follows: meet 2010 budgeted fiscal net income $2.7 million (25%); the remaining 75% was comprised of the following criteria: maintain balance sheet integrity (25%); enhance shareholder value (20%); achieve satisfactory regulatory results (20%); increase the number of products and services sold per customer (5%); and continue to maintain a “Shared Values” culture (5%).

Determinations of percentage allocations were based on Committee members’ subjective evaluation of Mr. Delamater’s performance against the criteria. Mr. Delamater’s potential total incentive compensation of $40,491 was based upon 15% of his base salary. However, due to TARP regulations, Mr. Delamater was not eligible for non-equity incentive compensation in fiscal 2010.

With respect to the Company’s other executive officers, each Executive’s performance was evaluated by the Chief Executive Officer. Short term and long term objectives were established through the annual PDP. PDP objectives were individualized for each Executive, depending on their role and responsibilities.

93

The Compensation Committee (the "Committee"), together with all other independent members of the Board, established a 2010 target incentive payout of 10% of base salary for each executive officer with the understanding that the Committee and Board members would make a final determination as to the actual amount of payout based on their interpretation of actual fiscal year results.

The Committee completed their review in August of 2010 and determined that the following goals were met for fiscal 2010; maintain balance sheet integrity (25%); enhance shareholder value (20%); achieve satisfactory regulatory results (20%); continue to support and maintain the Shared Values culture (5%), for a total achievement of 70% of the established goals.

Of the possible 10% of base salary incentive, the Committee approved a payout of 8% to each executive officer, with the reduction noted as related to the failure to exceed budgeted results and show an increase in products and services per household. They did, however, acknowledge that this year’s results were impacted by merger related activities, therefore, they arrived at the final 8% with a statement of support and appreciation.

The incentive payouts were as follows: Mr. Johnson $12,000; Mr. Blais $12,000; Mr. Lazenby $13,000; Ms. Couper $10,000, Mr. Linscott $8,000.

Personnel and Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10K.

This report is respectfully submitted by: PERSONNEL AND COMPENSATION COMMITTEE
James P. Day, Chairman Conrad L Ayotte	Judith E. Wallingford Stephen W. Wight

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2010 fiscal year, Messrs. Ayotte, Rosmarin, Wallingford and Wight served on the Compensation Committee. None of the individuals is, or has been, an officer or an employee of the Company or the Bank. No member of the Compensation Committee had any relationship requiring disclosure by the Company under the proxy rules promulgated under the Exchange Act the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Director Compensation
Directors of the Company also are directors of Northeast Bank (the “Bank”). Each director receives a combined annual retainer from the Company and the Bank in the amount of $4,000, and the retainer for the chairman and vice chairman was $9,800 and $6,100, respectively. In addition, each director receives $600 for each meeting of the Board of Directors of the Company or the Bank that they attend, and an additional $300 for each committee meeting that they attend. As of August 2007, management directors do not receive compensation for services rendered as directors.  See the summary compensation table for directors fees that were paid to management directors.

Name	Fees Earned or Paid in cash	Total
Judith E. Wallingford	$21,800	$21,800
John Rosmarin	$18,100	$18,100
Conrad L. Ayotte	$16,900	$16,900
James P. Day	$16,300	$16,300
Ronald J. Goguen	$16,300	$16,300
Philip C. Jackson	$17,200	$17,200
John C. Orestis	$16,900	$16,900
John H. Schiavi	$16,300	$16,300
Stephen W. Wight	$15,700	$15,700
94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s issued and outstanding Common Stock as of August 31, 2010, by: (i) each director and nominee for director of the Company, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Directors and Certain Executive Officers
Judith E. Wallingford	7,500 (3)	*
James D. Delamater	71,961 (4)	3.08%
Conrad L. Ayotte	6,742	*
Marcel C. Blais	2,947	*
Leslie L. Couper	300	*
James P. Day	3,325	*
Ronald J. Goguen	2,000	*
Philip C. Jackson	21,038 (6)	*
Robert S. Johnson	751	*
Pender J. Lazenby	1,000	*
Craig O. Linscott	10,000	*
John C. Orestis	15,550	*
John Rosmarin	8,500 (5)	*
John H. Schiavi	18,174 (3)	*
Stephen W. Wight	20,255 (7)	*
All directors and executive officers as a group (15 persons)	190,043(8)	8.12%
Other Beneficial Holders
Albert H. Desnoyers (9) 1626 Regatta Drive Amelia, FL 32034	199,041	8.54%
Tontine Financial Partners, LP (10) 200 Park Avenue, Suite 3900 New York, NY 10166	213,500	9.16%
Sandler O’Neill Asset Management LLC (11) 780 Third Avenue, 30th Floor New York, NY 10017	127,000	5.45%
James W. Nichols d/b/a Nichols Investment Management (12) 175 Exchange Street Bangor, Maine 04402	175,275	7.52%
Thompson Hortsmann & Bryant, Inc. (13) Park 80 West Plaza One SaddleBrook, NJ 07663	93,822	4.02%
*Less than 1%
95
(1)
In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2)
In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days of the record date held by such individual or group, but are not deemed outstanding by any other person or group.

(3)	Includes 1,000 shares of Common Stock that may be acquired pursuant to currently exercisable options.
(4)	Includes 5,000 shares of Common Stock that may be acquired pursuant to currently exercisable options.
(5)
Includes 1,000 shares of Common Stock that may be acquired pursuant to currently exercisable options. Includes 5,375 shares of Common Stock held by Mr. Rosmarin’s spouse as to which Mr. Rosmarin disclaims beneficial ownership.

(6)	Includes 5,850 shares of Common Stock held by Mr. Jackson's spouse and 1,350 shares of Common Stock held by his children, as to which Mr. Jackson disclaims beneficial ownership.
(7)
Includes 1,000 shares of Common Stock that may be acquired pursuant to currently exercisable options. Includes 7,350 shares of Common Stock held by Mr. Wight’s spouse as to which Mr. Wight disclaims beneficial ownership, and 2,250 shares of Common Stock held by his children.

(8)	Includes 9,000 shares of Common Stock subject to options which may be acquired by such directors and executive officers as a group pursuant to currently exercisable options.
(9)
The ownership information set forth herein is based in its entirety on material contained in a Schedule 13D, dated March 6, 1995, filed with the SEC by Mr. Desnoyers, as adjusted to reflect the payment of a 50% stock dividend in December 1997.

(10)
The ownership information set forth herein is based in its entirety on material contained in Amendment No. 1 to Schedule 13G, dated December 31, 2006, filed with the SEC by a group consisting of Tontine Financial Partners, LP (“TFP”), Tontine Management, LLC the general partner of TFP (“TM”), and Jeffrey L. Gendell, the managing member of TM.

(11)
The ownership information set forth herein is based in its entirety on material contained in a Schedule 13D, dated October 9, 2003, filed with the SEC consisting of a group partnerships of which Sandler, O’Neill Asset Management, Inc. (“SOAM”), is the sole general partner and to which SOAM Holdings, LLC a Delaware limited liability company (“Holdings”), provides administrative and management services, and Terry Maltese, the managing member and president of SOAM and Holdings.

(12)
The ownership information set forth herein is based in its entirety on material contained in a Schedule 13G/A, dated February 28, 2009, filed with the SEC by James Williams Nichols, doing business as Nichols Investment Management (“NIM”). NIM discloses that it holds 175,275 shares on behalf of its advisory clients and has sole power to vote 11,653 shares and sole power to dispose of 175,275 shares.

(13)	The ownership information set forth herein is based in entirety on material contained in Schedule 13G, dated February 13, 2009, filed with the SEC .

The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the registrant's equity compensation plans in effect as of June 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Northeast Bank Insurance Group, Inc. (“NBIG”) exercised its option to purchase the building occupied by the Spence & Matthews Insurance Agency located at 4 Sullivan Square, Berwick, Maine from a senior officer of NBIG.  The transaction closed on June 24, 2009.  The option price of $375,000 was determined at the time NBIG acquired the Spence & Matthews Agency in November 2007.  The purchase transaction was subject to approval by the Board of Directors of Northeast Bank, the sole owner of NBIG.

The Company’s Code of Ethics provides guidance on transactions with related persons.  Any transaction with a related person must be reviewed and approved  by the full Board and determined to be “arms length”.

The Bank has had, and expects to have in the future, various loans and other banking transactions in the ordinary course of business with the directors, executive officers, and principal shareholders of the Bank and the Company (or associates of such persons). All such transactions: (i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with unrelated persons; and (iii) in the opinion of management, do not and will not involve more than the normal risk of collectability or present other unfavorable features.

96
Item 14.
Principal Accounting Fees and Services
The firm of Shatswell, MacLeod & Company, PC registered public accounting firm (“Shatswell”) has served as the Company’s auditors for the fiscal years ended June 30, 2008, 2009 and 2010.  Selection of our auditors for the year ending June 30, 2011 is subject to the pending merger. Shatswell is expected to have a representative at the Annual Meeting who will have an opportunity to make a statement if they so desire and be available to respond to appropriate questions from shareholders attending the meeting.

Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by Shatswell for the audit of the Company’s annual financial statements for the years ended June 30, 2010 and June 30, 2009 and fees billed for other services rendered by Shatswell during these periods.

	2010	2009
Audit Fees: (1)	$107,082	$104,652
Audit-Related Fees: (2)	$8,749	$8,173
Tax Fees: (3)	$12,417	$ 22,951
All Other Fees (4)	$49,000	$0
(1)
Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans in 2009 and 2008 fiscal years.
(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, and tax planning.
(4)	Fees related to the pending merger with FHB Formation, LLC.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee a list of services and related fees expected to be rendered during that year within each of four categories of services for approval.

*
Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonable be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

*
Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

*
Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditor’s tax personnel, including tax analysis, assisting with coordination of execution of tax related activities, primarily in the area of corporate development, supporting other tax related regulatory requirements and tax compliance and reporting.

*	Other fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves independent auditor services within each category. The fees are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees compared to the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting.

Audit Committee Report
The audited financial statements of the Company, at and for the three year period ended on June 30, 2010, are included in this Frm 10-K. The Audit Committee oversees the Company’s financial reporting process and the independent audit of the annual consolidated financial statements. The Audit Committee is governed by a formal written audit committee charter. The Audit Committee reviews and reassesses the adequacy of the charter at least annually.

The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, the financial reporting process, and internal controls. Shatswell, the independent auditors engaged by the Company, is responsible for auditing the Company’s annual financial statements in accordance with generally accepted auditing standards and expressing an opinion on the conformity of those audited financial statements under the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).

In performing its oversight function, the Audit Committee has reviewed the audited financial statements with the Company’s management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The Audit Committee also has reviewed with Shatswell its judgments as to the quality and acceptability of the Company’s accounting principles. Management and Shatswell have advised the Audit Committee that the Company’s consolidated financial statements were fairly stated in accordance with generally accepted accounting principles. The Audit Committee discussed with Shatswell matters covered by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance).

97

The Audit Committee also discussed with Shatswell its independence from the Company and management, including those matters in Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the letter and disclosures required from Shatswell to the Audit Committee pursuant to Standard No. 1. The Audit Committee confirmed that Shatswell had not provided any non-audit services to the Company during the 2010 fiscal year, with the exception of permitted tax compliance services and services related to the pending merger. In addition, the Audit Committee discussed with its internal auditors and Shatswell the overall scope and plans for their respective audits. The Audit Committee conferred with Shatswell, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The Audit Committee reviewed and discussed the audited consolidated financial statements of Northeast Bancorp as of and for the year ended June 30, 2010 with management and Shatswell.

Based on the reviews and the discussions referred to above, in reliance on management and Shatswell, and subject to the limitations of the role of the Audit Committee, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for filing with the Securities and Exchange Commission.

SUBMITTED BY THE FISCAL 2010 AUDIT COMMITTEE
Conrad Ayotte, Chairman James P. Day	Judith E. Wallingford Ronald J. Goguen

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	List of Financial Statements Filed as Part of This Report
The following financial statements are submitted herewith in response to Part II Item 8:
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Income for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008
(b)	Exhibits
The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.
2.1	Agreement and Plan of Merger between Northeast Bancorp and FHB Formation, LLC incorporated by reference to Exhibit 2.1 to Northeast Bancorp's Form 8-K filed with Securities and Exchange Commission on March 31, 2010.
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp’s Annual Report on Form 10-K for year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
4.1
Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission on October 12, 1999.

4.2
Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement of Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission on October 12, 1999.

4.3
Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission October 12, 1999.

4.4
Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission on October 12, 1999.

4.5
Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission on October 12, 1999.

4.6
Form of Guarantee Agreement, incorporated by reference to Exhibit 4.6 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission on October 12, 1999.

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

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
14	Code of Ethics.
21	A list of subsidiaries of Northeast Bancorp.
23	The Consent of Shatswell, MacLeod & Company, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
99.1	Certification of the CEO pursuant to Section 111(B)(4).
99.2	Certification of the CFO pursuant to Section 111(B)(4).

With the exception of the information expressly incorporated herein by reference, the Company's 2010 Proxy Statement for the 2010 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 27, 2010	By: /s/ James D. Delamater
James D. Delamater, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Conrad L. Ayotte Conrad L. Ayotte	Director	September 27, 2010

/s/ James P. Day James P. Day	Director	September 27, 2010
/s/ James D. Delamater James D. Delamater	Director, President and CEO (Principal Executive Officer)	September 27, 2010
/s/ Ronald J. Goguen Ronald J. Goguen	Director	September 27, 2010
/s/ Philip C. Jackson Philip C. Jackson	Director	September 27, 2010
/s/ Pender J. Lazenby Pender J. Lazenby	Director	September 27, 2010
/s/ John C. Orestis John C. Orestis	Director	September 27, 2010
/s/ John Rosmarin John Rosmarin	Vice-Chairman of the Board	September 27, 2010
/s/ John Schiavi John Schiavi	Director	September 27, 2010
/s/ Judith E. Wallingford Judith E. Wallingford	Chairman of the Board	September 27, 2010
/s/ Robert S. Johnson Robert S. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2010

EXHIBIT INDEX
Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger between Northeast Bancorp and FHB Formation, LLC incorporated by reference to Exhibit 2.1 to Northeast Bancorp's Form 8-K filed with Securities and Exchange Commission on March 31, 2010.
3.1	Conformed Articles of Incorporation of Northeast Bancorp, incorporated by reference to Exhibit 3.1 to Northeast Bancorp’s Annual Report on Form 10-K for year ended June 30, 2007.
3.2	Bylaws of Northeast Bancorp, incorporated by reference to Exhibit 3.2 to Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
4.1
Form of Indenture with respect to Northeast Bancorp's Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission.

4.2
Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp's Registration Statement of Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission.

4.3
Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission.

4.4
Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission.

4.5
Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp's Registration Statement on Form S-2 (No. 333-88853), filed with the Securities and Exchange Commission.

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

10.4	1999 Stock Option Plan of Northeast Bancorp, incorporated by reference to Exhibit 10.4 Northeast Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2007.
10.5	2001 Stock Option Plan of Northeast Bancorp incorporated by reference to Northeast Bancorp's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 31, 2002.
11	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.
14	Code of Ethics
21	A list of subsidiaries of Northeast Bancorp.
23	The Consent of Shatswell, MacLeod & Company, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
99.1	Certification of the CEO pursuant to Section 111(B)(4).
99.2	Certification of the CFO pursuant to Section 111(B)(4).