Form 10-Q
period 2010-09-30
NORTHEAST BANCORP /ME/
filed 2010-11-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010
Or
___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period for _______________ to _______________

Commission File Number	1-14588

Northeast Bancorp
 (Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245
Registrant's telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2010, the registrant had outstanding 2,331,332 shares of common stock, $1.00 stated value per share.

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets September 30, 2010 (Unaudited) and June 30, 2010

Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2010 and 2009

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows (Unaudited) Three Months Ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 1.a.	Risk Factors

	Item 2.c.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Removed and Reserved

	Item 5.	Other Information

	Item 6.	Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,078,651	$7,019,498
Interest-bearing deposits	44,446,601	13,416,060
Total cash and cash equivalents	47,525,252	20,435,558

Available-for-sale securities, at fair value	157,022,417	164,187,702
Loans held-for-sale	5,736,120	14,254,093

Loans receivable	378,431,432	382,308,517
Less allowance for loan losses	5,862,000	5,806,000
Net loans	372,569,432	376,502,517

Premises and equipment, net	7,968,480	7,997,054
Acquired assets, net	974,341	1,292,161
Accrued interest receivable	1,991,640	2,080,520
Federal Home Loan Bank stock, at cost	4,889,400	4,889,400
Federal Reserve Bank stock, at cost	596,750	596,750
Goodwill	4,082,604	4,082,604
Intangible assets, net of accumulated amortization of $2,497,806 at 09/30/10 and $2,322,847 at 6/30/10	7,113,085	7,288,044
Bank owned life insurance	13,412,890	13,285,908
Other assets	4,930,195	5,714,477
Total assets	$628,812,606	$622,606,788

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$36,510,155	$35,266,386
NOW	54,217,485	50,833,904
Money market	57,300,831	55,556,017
Regular savings	39,105,046	38,189,867
Brokered time deposits	4,886,375	4,883,250
Certificates of deposit	190,994,743	199,467,799
Total deposits	383,014,635	384,197,223

Federal Home Loan Bank advances	50,500,000	50,500,000
Structured repurchase agreements	65,000,000	65,000,000
Short-term borrowings	53,777,536	46,167,858
Junior subordinated debentures issued to affiliated trusts	16,496,000	16,496,000
Capital lease obligation	2,192,632	2,230,630
Other borrowings	2,508,378	2,629,660
Other liabilities	4,064,245	4,479,358
Total liabilities	577,553,426	571,700,729

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding
at September 30, 2010 and June 30, 2010; liquidation preference of $1,000 per share	4,227	4,227
Common stock, at stated value, 15,000,000 shares authorized; 2,331,332 and 2,323,832 shares
issued and outstanding at September 30, 2010 and June 30, 2010, respectively	2,331,332	2,323,832
Warrants	133,468	133,468
Additional paid-in capital	6,822,913	6,760,549
Retained earnings	38,027,722	37,337,542
Accumulated other comprehensive income	3,939,518	4,346,441
Total stockholders' equity	51,259,180	50,906,059

Total liabilities and stockholders' equity	$628,812,606	$622,606,788

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Interest and dividend income:
Interest on loans	$5,741,901	$6,041,312
Taxable interest on available-for-sale securities	1,543,665	1,713,080
Tax-exempt interest on available-for-sale securities	118,362	115,465
Dividends on available-for-sale securities	9,349	7,386
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	8,700	8,954
Other interest and dividend income	11,839	5,609
Total interest and dividend income	7,433,816	7,891,806

Interest expense:
Deposits	1,522,597	2,054,296
Federal Home Loan Bank advances	466,504	404,060
Structured repurchase agreements	707,633	771,755
Short-term borrowings	171,429	142,235
Junior subordinated debentures issued to affiliated trusts	172,954	205,162
Obligation under capital lease agreements	28,068	29,951
Other borrowings	38,991	56,778
Total interest expense	3,108,176	3,664,237

Net interest and dividend income before provision for loan losses	4,325,640	4,227,569

Provision for loan losses	459,005	423,461
Net interest and dividend income after provision for loan losses	3,866,635	3,804,108

Noninterest income:
Fees for other services to customers	366,498	365,083
Net securities losses	12,333	27,707
Gain on sales of loans	948,263	210,021
Investment commissions	548,350	452,795
Insurance commissions	1,439,310	1,584,492
BOLI income	126,982	125,000
Other income	72,711	3,310
Total noninterest income	3,514,447	2,768,408

Noninterest expense:
Salaries and employee benefits	3,351,372	3,401,108
Occupancy expense	403,401	434,465
Equipment expense	378,135	355,460
Intangible assets amortization	174,959	186,117
Other	1,683,909	1,547,444
Total noninterest expense	5,991,776	5,924,594

Income before income tax expense	1,389,306	647,922
Income tax expense	428,615	152,253

Net income	$960,691	$495,669

Net income available to common stockholders	$899,864	$434,885

Earnings per common share:
Basic	$0.39	$0.19
Diluted	$0.38	$0.19

Net interest margin (tax equivalent basis)	2.96%	3.01%
Net interest spread (tax equivalent basis)	2.78%	2.83%
Return on average assets (annualized)	0.61%	0.33%
Return on average equity (annualized)	7.40%	4.10%
Efficiency ratio	76%	85%

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total
Balance at June 30, 2009	$4,227	$2,321,332	$133,468	$6,708,997	$36,697,712	$1,451,144	$47,316,880
Net income for three months ended 09/30/09	-	-	-	-	495,669	-	495,669
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate
caps and swap						(32,611)	(32,611)
Net unrealized gain on investments available
for sale, net of reclassification adjustment	-	-	-	-	-	1,654,017	1,654,017
Total comprehensive income							2,117,075

Dividends on preferred stock	-	-	-	-	(52,838)	-	(52,838)
Dividends on common stock at $0.09 per share	-	-	-	-	(208,920)	-	(208,920)
Stock options exercised	-	-	-		-	-	-
Accretion of preferred stock	-	-	-	6,646	(6,646)	-	-
Amortization of issuance cost of preferred stock	-	-	-	1,300	(1,300)	-	-

Balance at September 30, 2009	$4,227	$2,321,332	$133,468	$6,716,943	$36,923,677	$3,072,550	$49,172,197

Balance at June 30, 2010	$4,227	$2,323,832	$133,468	$6,760,549	$37,337,542	$4,346,441	$50,906,059
Net income for three months ended 09/30/10	-	-	-	-	960,691	-	960,691
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate
caps and swap	-	-	-	-	-	(199,210)	(199,210)
Net unrealized loss on investments available
for sale, net of reclassification adjustment	-	-	-	-	-	(207,713)	(207,713)
Total comprehensive income							553,768

Dividends on preferred stock	-	-	-	-	(52,838)	-	(52,838)
Dividends on common stock at $0.09 per share	-	-	-	-	(209,684)	-	(209,684)
Stock options exercised	-	7,500	-	54,375	-	-	61,875
Accretion of preferred stock	-	-	-	6,689	(6,689)	-	-
Amortization of issuance cost of preferred stock	-	-	-	1,300	(1,300)	-	-

Balance at September 30, 2010	$4,227	$2,331,332	$133,468	$6,822,913	$38,027,722	$3,939,518	$51,259,180

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$960,691	$495,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	459,005	423,461
Provision made for deferred compensation	52,485	43,143
Write-down of available-for-sale securities	-	26,165
Write-down of non-marketable securities	-	3,350
Write-down of acquired assets	45,250	-
Amortization of intangible assets	174,959	186,117
Deferred income tax benefit	-	(49,409)
BOLI income, net	(126,982)	(125,000)
Depreciation of premises and equipment	260,272	245,323
Net gain on sale of available-for-sale securities	(12,333)	(27,707)
Net loss on sale of acquired assets	49,111	131,434
Net change in loans held-for-sale	8,517,973	(1,127,403)
Net amortization (accretion) of securities	30,755	(28,465)
Change in other assets and liabilities:
Interest receivable	88,880	66,762
Decrease in prepayment FDIC assessment	124,780	-
Other assets and liabilities	99,697	(237,312)

Net cash provided by operating activities	10,724,543	26,128

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	40,959	1,121,883
Purchases of available-for-sale securities	(5,000,624)	(21,065,130)
Proceeds from maturities and principal payments on available-for-sale securities	11,791,812	10,658,162
Loan originations and principal collections, net	3,350,316	2,795,525
Purchases of premises and equipment	(260,993)	(304,489)
Proceeds from sales of premises and equipment	29,295	-
Proceeds from sales of acquired assets	347,223	215,928

Net cash provided by (used in) investing activities	10,297,988	(6,578,121)

Cash flows from financing activities:
Net decrease in deposits	(1,182,588)	(4,479,105)
Advances from the Federal Home Loan Bank	-	5,000,000
Net repayments on Federal Home Loan Bank overnight advances	-	(815,000)
Net increase in short-term borrowings	7,609,678	4,802,305
Dividends paid	(262,522)	(261,758)
Issuance of common stock	61,875	-
Repayment on debt from insurance agencies acquisitions	(121,282)	(113,880)
Repayment on capital lease obligation	(37,998)	(36,114)

Net cash provided by financing activities	6,067,163	4,096,448

Net decrease in cash and cash equivalents	27,089,694	(2,455,545)

Cash and cash equivalents, beginning of period	20,435,558	13,022,642

Cash and cash equivalents, end of period	$47,525,252	$10,567,097

Supplemental schedule of cash flow information:
Interest paid	$3,095,500	$3,687,424
Income taxes paid	$-	$30,000

Supplemental schedule of noncash investing and financing activities:

Transfer from loans to acquired assets	$179,434	$253,576
Transfer from acquired assets to loans	55,670	44,570
Change in valuation allowance for unrealized losses (gains) on available-for-sale securities, net of tax	(406,923)	1,621,406
Net change in deferred taxes for unrealized losses (gains) on available-for-sale securities	209,627	(835,270)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2010, the results of operations for the three  month periods ended September 30, 2010 and 2009, the changes in stockholders' equity for the three month periods ended September 30, 2010 and 2009, and the cash flows for the three month periods ended September 30, 2010 and 2009. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company's Annual Report on Form 10-K.

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at September 30, 2010. Amounts include the Junior Subordinated Debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Debentures	Interest Rate	Maturity Date
NBN Capital Trust II	$3,000,000	93,000	3,093,000	3.09%	March 30, 2034
NBN Capital Trust III	3,000,000	93,000	3,093,000	3.09%	March 30, 2034
NBN Capital Trust IV	10,000,000	310,000	10,310,000	2.23%	February 23, 2035
Total	$16,000,000	496,000	16,496,000	2.55%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.09% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.23% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Securities, but only to the extent of funds held by the trusts. Based on the current rates and the impact of the interest rate swap referred to below, the annual interest expense on the Preferred Securities is approximately $675,000.

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

The interest rate swap hedges the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliate NBN Capital Trust IV.  The notional amount of $10 million represents the outstanding junior subordinated debt from this trust. Under the terms of the interest rate swap, Northeast pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. We receive quarterly interest payments of three month LIBOR plus 1.89% over the same term.

See Note 13 for additional information on derivatives.

3.  Loans

The following is a summary of the composition of loans at:

	September 30, 2010	June 30, 2010
Residential real estate	$154,898,388	$155,499,237
Commercial real estate	122,154,160	121,384,741
Construction	7,752,785	5,524,465
Commercial	29,171,974	30,138,901
Consumer & Other	63,348,593	68,488,798
Total	377,325,900	381,036,142
Net Deferred Costs	1,105,532	1,272,375
Total Loans	$378,431,432	$382,308,517

4.  Allowance for Loan Losses

The following is an analysis of transactions in the allowance for loan losses:

	Three months Ended September 30,
	2010	2009
Balance at beginning of period	$5,806,000	$5,764,000
Add provision charged to operations	459,005	423,461
Recoveries on loans previously charged off	15,913	33,236
	6,280,918	6,220,697
Less loans charged off	418,918	435,697
Balance at end of period	$5,862,000	$5,785,000

5.  Securities

Securities available-for-sale at amortized cost and approximate fair values and maturities at September 30, 2010 and June 30, 2010 are summarized below:

	September 30, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities issued by U. S. Government-sponsored enterprises	$12,590,000	$12,680,696	$8,583,080	$8,649,135
Mortgage-backed securities	116,050,903	122,412,771	126,536,947	133,861,542
Municipal bonds	11,904,020	12,371,060	11,905,390	12,007,322
Collateralized Mortgage Obligation	7,068,177	7,331,362	7,330,766	7,422,971
Corporate bonds	996,460	1,020,679	994,082	1,029,536
Equity securities	934,217	736,758	1,044,081	775,744
Trust preferred securities	584,311	469,091	584,311	441,452
	$150,128,088	$157,022,417	$156,978,657	$164,187,702

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	September 30, 2010		June 30, 2010
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities issued by U. S. Government-sponsored enterprises	$90,696	-	66,055	-
Mortgage-backed securities	6,361,868	-	7,327,014	2,419
Municipal bonds	481,571	14,531	166,090	64,158
Collateralized Mortgage Obligation	263,185	-	92,205	-
Corporate bonds	24,219	-	35,454	-
Equity securities	14,851	212,310	5,134	273,471
Trust preferred securities	1,622	116,842	60	142,919
	$7,238,012	343,683	7,692,012	482,967

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and June 30, 2010:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
Municipal bonds	$-	-	588,648	14,531	588,648	14,531
Equity securities	28,895	4,759	493,698	207,551	522,593	212,310
Trust preferred securities	21,646	50	339,078	116,792	360,724	116,842
	$50,541	4,809	1,421,424	338,874	1,471,965	343,683

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
Mortgage-backed securities	161,095	2,419	-	-	161,095	2,419
Municipal bonds	2,607,582	19,918	830,592	44,240	3,438,174	64,158
Equity securities	189,775	10,326	472,678	263,145	662,453	273,471
Trust preferred securities	95,055	726	338,747	142,193	433,802	142,919
	$3,053,507	33,389	1,642,017	449,578	4,695,524	482,967

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at September 30, 2010, except as discussed below.

Based on management's assessment of available-for-sale securities, there has not been an other-than-temporary decline in market value of certain trust preferred and equity securities for the three months ended September 30, 2010. During the three months ended September 30, 2009, impairment of available-for-sale securities was $26,165, and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

The Company adopted the provisions of ASC 320-10 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Company does not intend to sell such security, and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the three months ended September 30, 2010:
	Equity Securities	Trust Preferred Securities	Total

Total other-than-temporary impairment losses	$-	-	-
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	-

Net impairment losses recognized in earnings (2)	$-	-	-

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

The amortized cost and fair values of available-for-sale debt securities at September 30, 2010 and June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$996,460	$1,020,678	$994,082	$1,029,536
Due after one year through five years	12,590,000	12,680,696	5,000,000	5,011,858
Due after five years through ten years	2,638,390	2,723,815	4,749,824	4,804.085
Due after ten years	16,918,118	17,447,699	11,322,957	11,281,966
Mortgage-backed securities and collateralized mortgage obligations (including securities with interest rates ranging from 4.0% to 6.4% maturing February 2013 to September 2038)	116,050,903	122,412,771	133,867,713	141,284,513
	$149,193,871	$156,285,659	$155,934,576	$163,411,958

6.  Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

September 30, 2010
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending September 30,
$8,000,000	3.99% - 4.99%	2011
15,000,000	2.55 - 3.99	2013
5,000,000	3.08	2014
7,500,000	2.91 - 3.05	2015
10,000,000	4.26	2017
5,000,000	4.29	2018
$50,500,000

June 30, 2010
Principal Amounts	Interest Rates	Maturity Dates For Periods Ending June 30,
$3,000,000	4.99%	2011
5,000,000	3.99	2012
15,000,000	2.55 - 3.99	2013
12,500,000	2.91 - 3.08	2015
10,000,000	4.26	2017
5,000,000	4.29	2018
$50,500,000

The Federal Home Loan Bank has the option to call $28,000,000 of the outstanding advances at September 30, 2010. The options are continuously callable quarterly until maturity.

7.  Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at September 30, 2010 was $65,000,000.

September 30, 2010
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

Payments would be received on the interest rate caps when three-month LIBOR exceeds the strike rate on the quarterly reset date. The amount of the payment would be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap to be made 90 days after the reset date. The purchased interest rate caps expire at the end of the non-call periods noted above.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $68,544,617 and cash of $7,455,061 as of September 30, 2010.

8.  Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 1 of the June 30, 2010 audited consolidated financial statements. In accordance with ASC 718-10-25, “Compensation – Stock Compensation –Overall-Recognition,” the Company recognizes expense for new options awarded and to awards modified, repurchased or canceled. Since there were no new options granted (or modifications of existing options) during the three months ended September 30, 2010, no expense was recognized.

9.  Capital Lease

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

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligations at September 30, 2010 are as follows:

2011		$264,262
2012		264,262
2013		264,262
2014		264,262
2015		271,216
2016 and thereafter		1,480,250
	Total minimum lease payments	2,808,514
	Less imputed interest	615,882
	Capital lease obligation	$ 2,192,632

10.  Other Expenses

Other expenses include the following for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Professional fees	$350,090	$348,355
FDIC insurance	176,233	150,000
Advertising expense	116,887	124,451
Computer services and processing costs	222,872	224,637
Loan expense	246,535	98,608
Telephone expense	72,879	95,951
Write-down of available-for-sale securities	-	26,165
Write-down of non-marketable securities	-	3,350
Other	498,413	475,927
	$1,683,909	$1,547,444

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

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date. There is no pro-forma disclosure included because the agencies individually, and in aggregate, were not considered significant acquisitions.

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

The customer list of our Mexico, Maine insurance agency office (“Mexico”) was sold to UIG, Inc. on December 31, 2009.  The customer list and certain fixed assets of our Rangeley, Maine insurance agency office (“Rangeley”) were sold to Morton & Furbish Insurance Agency on January 31, 2010.  Since these offices were part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangibles were allocated based upon the gross commission revenues for the Mexico and Rangeley offices as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The land and buildings in Mexico and Rangeley have been listed for sale by Northeast Bank Insurance Group, Inc. Impairment expense of $45,611 and $91,080 was recognized for the Mexico and Rangeley buildings, respectively, in order to adjust the carrying values to the expected sales price.  The Rochester, NH office was closed in May, 2010, and servicing of customer accounts from that office was transferred to the Berwick, ME office.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at September 30, 2010 and June 30, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2010.

The following summarizes assets measured at fair value for the period ending September 30, 2010 and June 30, 2010.

Assets Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$157,022,417	3,705,849	153,316,568	-
Other assets – purchased interest rate caps	52,305	-	52,305	-

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$164,187,702	3,717,196	160,470,506	-
Other assets – purchased interest rate caps	113,586	-	113,586	-

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

Assets Measured At Fair Value On A Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,097,937	-	-	1,097,937
Acquired assets	814,897			814,897
Premises	371,472			371,472

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$1,019,562	-	-	1,019,562
Acquired assets	500,956	-	-	500,956
Premises	402,103			402,103

The following tables show the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009.

	2010	2009
Beginning balance at July 1	$1,019,562	1,195,685
Loans transferred in and/or out of Level 3	78,375	(164,246)
Ending balance at September 30	$1,097,937	1,031,439

The following table shows the changes in the fair value of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010.

2010
Beginning balance at July 1	$500,956
Loans transferred in and/or out of Level 3	313,941
Ending balance at September 30	$814,897

The following table shows the changes in fair value of premises measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010.

2010
Beginning balance at July 1	$402,103
Premises transferred out	30,631
Ending balance at September 30	$371,472

Liabilities Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative financial instruments	$654,696	-	-	654,696

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative financial instruments	$412,588	-	-	412,588

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010.
2010
Beginning balance at July 1	$412,588
Transferred in	242,108
Ending balance at September 30	$654,696

The Company’s derivative financial instruments are generally classified within level 3 of the fair value hierarchy.  For these financial instruments, the Company obtains fair value measurements from independent pricing services.  The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

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

Interest Receivable - The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore, this financial instrument has been adjusted for estimated credit loss.

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

The following table presents the estimated fair value of the Company's significant financial instruments at September 30, 2010 and June 30, 2010:

	September 30, 2010		June 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$47,525	47,525	20,436	20,436
Available-for-sale securities	157,022	157,022	164,188	164,188
Regulatory stock (FHLB and FRB)	5,486	5,486	5,486	5,486
Loans held-for-sale	5,736	5,750	14,254	14,289
Loans, net	372,569	382,964	376,503	387,008
Accrued interest receivable	1,992	1,992	2,081	2,081
Other assets – purchased interest rate caps	52	52	114	114

Financial liabilities:
Deposits (with no stated maturity)	187,134	187,134	179,846	179,846
Time deposits	195,881	201,052	204,351	209,756
Federal Home Loan Bank advances	50,500	53,907	50,500	53,907
Structured repurchase agreements	65,000	71,244	65,000	70,897
Other borrowings	2,508	2,671	2,630	2,801
Short-term borrowings	53,778	53,778	46,168	46,168
Capital lease obligation	2,193	2,439	2,231	2,481
Junior subordinated debentures issued to affiliated trusts	16,496	6,765	16,496	6,765
Other liabilities – interest rate swaps (1)	655	655	413	413

(1) included in Other Assets in the consolidated balance sheet

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

At September 30, 2010, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:
	Interest Rate Caps	Interest Rate Swap
Notional amount	$6,000,000	10,000,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.23%
Strike rate based on 3 month LIBOR	2.505%
Weighted average maturity in years	4.00	4.40
Unrealized losses	$270,666	654,696

The Company purchased two interest rate caps for $325,000 which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the three months ended September 30, 2010, no interest rate cap or swap agreements were terminated prior to maturity.  At September 30, 2010, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815.  Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  None of the other comprehensive income was reclassified into interest expense during the three months ended September 30, 2010.

Risk management results for the three months ended September 30, 2010 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of September 30, 2010, none of the losses reported in other comprehensive income related to the interest rate caps and swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three months ended December 31, 2010.

September 30, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
Interest Rate Caps	Other Assets	$52,305
Interest Rate Swaps	Other Liabilities	654,696

June 30, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
Interest Rate Contracts	Other Assets	$113,586
Interest Rate Swaps	Other Liabilities	412,588

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2010.

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

15.  Pending Merger

On March 30, 2010, Northeast Bancorp (“Northeast") announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with FHB Formation, LLC of Boston, a Delaware limited liability company ("FHB"). Pursuant to the terms and conditions set forth in the Merger Agreement, FHB will merge with and into Northeast (the "Merger"), with Northeast continuing as the surviving corporation (the "Surviving Corporation").

At the effective time of the Merger, each share of Northeast’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time of the Merger ("Northeast Common Stock") will be converted into the right to receive, at the election of the holder (i) one share of common stock of the Surviving Corporation (the "Stock Consideration") or (ii) $13.93 (the "Cash Consideration"), subject to allocation and proration procedures which provide that, in the aggregate, 1,393,399 shares of Northeast Common Stock will be converted into the Stock Consideration and the remaining shares of outstanding Northeast Common Stock will be converted into the Cash Consideration. In exchange for the aggregate Cash Consideration in the amount of approximately $12.9 million and a cash contribution equal to approximately $16.2 million, FHB's investors will receive shares of Surviving Corporation common stock such that, immediately following the consummation of the Merger, the FHB investors will own, in the aggregate, approximately 60% of the Surviving Corporation common stock outstanding and holders of Northeast Common Stock prior to the consummation of the Merger will own, in the aggregate, approximately 40% of the Surviving Corporation common stock outstanding immediately following the consummation of the Merger, on a fully diluted basis. In connection with the Merger, each outstanding option to purchase shares of Northeast Common Stock will be converted into an option to purchase an identical number of shares of the Surviving Corporation at the same exercise price as the Northeast option.

The Surviving Corporation's business plan aims to reinforce and expand Northeast’s established franchise and brand with employment growth, stronger involvement in local communities and balance sheet growth. In addition, the Surviving Corporation intends to add a loan purchasing and servicing program through the creation of a Loan Acquisition and Servicing Group. Through this group, the Surviving Corporation expects to blend an appropriate amount of purchased performing commercial loans into the portfolio and to develop a servicing capability that is expected to generate additional fee income from managing commercial loans for the benefit of third party customers.

The merger transaction will bring significant new capital and resources to further build upon Northeast’s community banking and financial services franchise. Northeast will retain its headquarters in Lewiston, Maine, and Northeast’s management and employees will continue in their positions with Northeast Bank. With this transaction, Northeast’s customer accounts and retail locations will not change, making this transaction seamless for customers across all of Northeast’s business lines, including its investment group, Northeast Financial Services, and its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.

On July 27, 2010, a majority of Northeast Bancorp shareholders approved the Agreement and Plan of Merger. Regulatory approval is pending.

16.  Subsequent Events

Management has evaluated subsequent events through November 10, 2010, which is the date the financial statements were available to be issued.  There were no subsequent events that require adjustment to, or disclosure in, the consolidated financial statements, except as follows.  As discussed in Note 15, on March 30, 2010, Northeast Bancorp announced that it had entered into an Agreement and Plan of Merger with FHB Formation, LLC of Boston, MA, a Delaware limited liability company.  On July 27, 2010, a majority of Northeast Bancorp shareholders approved the Agreement and Plan of Merger.  Regulatory approval is pending.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the results of operations for the three months ended September 30, 2010 and 2009 and the financial condition at September 30, 2010 and June 30, 2010. This discussion and analysis is intended to assist in understanding the results of operations and financial condition of Northeast Bancorp and its wholly-owned subsidiary, Northeast Bank. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes and other statistical information contained herein. See our annual report on Form 10-K, for the fiscal year ended June 30, 2010, for discussion of the critical accounting policies of the Company. Certain amounts in the prior year have been reclassified to conform to the current-year presentation.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. We caution you that actual results could differ materially from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the current disruptions in the financial and credit markets, the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and others are cautioned not to place undue reliance on such forward-looking statements. For a more complete discussion of certain risks and uncertainties affecting the Company, please see "Item 1. Business - Forward-Looking Statements and Risk Factors" set forth in our Form 10-K for the fiscal year ended June 30, 2010 and the additional risk factors in Part II of this 10-Q. These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Operations

This Overview is intended to provide a context for the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements for the year ended June 30, 2010 as filed on Form 10-K with the SEC. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges, and risks (including material trends and uncertainties) that we face. We also discuss the action we are taking to address these opportunities, challenges, and risks. The Overview is not intended as a summary of, or a substitute for review of, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Northeast Bank is faced with the following challenges: increasing interest-bearing, non-maturing deposits, decreasing non-accrual loans, improving net interest margins, executing our plan of increasing noninterest income and improving the efficiency ratio.

Interest-bearing, non-maturing deposits increased $7.3 million compared to June 30, 2010, primarily from increases in NOW account deposits of $3.4 million, money market accounts of $1.7 million, savings accounts of $0.9 million and demand deposit accounts of $1.2 million.

Loans have decreased $3.9 million compared to June 30, 2010, due principally to a $5.1 million decrease in consumer loans. Excluding consumer loans, there was a net increase of $1.3 million in the other loan portfolios.

The net interest margin was 2.96% for the quarter ended September 30, 2010, a decrease of 5 basis points compared to 3.01% for the quarter ended September 30, 2009. Compared to the quarter ended June 30, 2010, our net interest margin decreased 4 basis points.

The net interest margin is expected to continue to decrease over the near term. Since our balance sheet was asset sensitive at June 30, 2010, the yield of interest-bearing assets is repricing more quickly than the cost of interest-bearing liabilities, net interest income would generally be expected to increase during a period of increasing interest rates (and a decrease in net interest income during a period of declining interest rates).

Management believes that the allowance for loan losses as of September 30, 2010 was adequate, under present conditions, for the known credit risk in the loan portfolio. While loan portfolio balances and loan delinquencies decreased, non-accrual loans and risk rated loans categorized as special mention and doubtful have increased comparing September 30, 2010 to the levels at June 30, 2010. As a result, we increased our allowance for loan losses by $56,000, to $5,862,000, as compared to June 30, 2010.

Our efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 76% and 85% for the three months ended September 30, 2010 and 2009, respectively. The ratio has decreased due to the increase in net interest income and noninterest income as compared to the same period one year ago.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of September 30, 2010, we had ten banking offices, one financial center, two loan production offices, and eleven insurance offices located in western and south-central Maine and southeastern New Hampshire. At September 30, 2010, we had consolidated assets of $628.8 million and consolidated stockholders' equity of $51.3 million.

The Company's principal asset is all of the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank. The Company's results of operations are primarily dependent on the results of the operations of the Bank. The Bank's 10 offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Poland, Portland, and South Paris, Maine. The Bank's financial center is located in Falmouth, Maine and houses our investment brokerage division which offers investment, insurance and financial planning products and services. We operate residential real estate loan production offices in Portsmouth, New Hampshire and Bangor, Maine.

In February, 2010, we opened a new branch in Poland, Maine. Our branch in Mechanic Falls was then closed, and the customer accounts from the closed branch were transferred to the new Poland branch. In January 2010, our branch located at 882 Lisbon Street in Lewiston was closed, and the customer accounts from the closed branch consolidated into our branch at 500 Canal Street, also in Lewiston.

The Bank's wholly owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its 11 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Thomaston, Turner, Scarborough, and South Paris, Maine.  Eight agencies have been acquired previously: Goodrich Insurance Associates was acquired on May 15, 2009; Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc. of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine, the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine and Goodrich Insurance Associates was moved to our existing agency office in Berwick, Maine. All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in our June 30, 2010 audited consolidated financial statements and Note 11 of the September 30, 2010 unaudited consolidated financial statements for more information regarding our insurance agency acquisitions.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009.

General

The Company reported consolidated net income available to common shareholders of $899,864, or $0.38 per diluted share, for the three months ended September 30, 2010 compared to $434,885, or $0.19 per diluted share, for the three months ended September 30, 2009, an increase of $464,979, or 107%. Net interest and dividend income increased $98,071, or 2%, as a result of a lower cost of funds. The provision for loan losses increased $35,544, or 8%, compared to the quarter ended September 30, 2009. Noninterest income increased $746,039, or 27%, from increased gain on the sale of loans and investment brokerage commissions. Noninterest expense increased $67,182, or 1%, primarily due to increased expenses related to loans in workout and in process of foreclosure and merger related expenses.

Annualized return on average equity ("ROE") and return on average assets ("ROA") were 7.40% and 0.61%, respectively, for the quarter ended September 30, 2010 as compared to 4.10% and 0.33%, respectively, for the quarter ended September 30, 2009. The increases in the returns on average equity and average assets were primarily due to the increase in net income for the most recent quarter.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2010 increased to $4,325,640 as compared to $4,227,569 for the same period in 2009. The increase in net interest and dividend income of $98,071, or 2%, was primarily due to a decrease in deposit rates and borrowings and by an increase in average earning assets of $23,856,900, or 4%, for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009. The increase in average earning assets was primarily due to an increase in average interest bearing deposits of $20,811,798, or 244%, coupled with an increase in average available-for-sale securities of $7,564,881, or 5%, from the purchase of mortgage-backed securities and US government enterprise bonds. Average loans decreased $4,518,779, or 1%. Average loans as a percentage of average earning assets was 66% and 70% for the quarters ended September 30, 2010 and 2009, respectively. Our net interest margin, on a tax equivalent basis, was 2.96% and 3.01% for the quarters ended September 30, 2010 and 2009, respectively. Our net interest spread, on a tax equivalent basis, for the three months ended September 30, 2010 was 2.78%, a decrease of 5 basis points from 2.83% for the same period a year ago. Comparing the three months ended September 30, 2010 and 2009, the yields on earning assets decreased 54 basis points, and the cost of interest-bearing liabilities decreased 49 basis points. The decrease in the cost of interest-bearing liabilities reflects the lower interest rates paid on maturing certificates of deposits, and decreases in interest rates paid on interest-bearing non-maturing deposits.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the three months ended September 30, 2010 and 2009.

	Difference Due to
	Volume	Rate	Total
Investments	$88,389	$(252,109)	$(163,720)
Loans, net	(68,675)	(228,762)	(297,437)
FHLB & Other Deposits	9,113	(2,883)	6,230
Total Interest-earnings Assets	28,827	(483,754)	(454,927)

Deposits	(10,976)	(520,723)	(531,699)
Securities sold under Repurchase Agreements	33,719	(4,525)	29,194
Borrowings	82,594	(136,150)	(53,556)
Total Interest-bearing Liabilities	105,337	(661,398)	(556,061)
Net Interest and Dividend Income	$(76,510)	$177,644	$101,134

Rate/volume amounts which are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $52,579 and $49,516 for the three months ended September 30, 2010 and 2009, respectively.

The Company's business primarily consists of the commercial banking activities of the Bank. The success of the Company is largely dependent on its ability to manage interest rate risk and, as a result, changes in interest rates, as well as fluctuations in the level of assets and liabilities, affecting net interest and dividend income. This risk arises from our core banking activities: lending and deposit gathering. In addition to directly impacting net interest and dividend income, changes in interest rates can also affect the amount of loans originated and sold by the Bank, the ability of borrowers to repay adjustable or variable rate loans, the average maturity of loans, the rate of amortization of premiums and discounts paid on securities, the amount of unrealized gains and losses on securities available-for-sale and the fair value of our saleable assets and the resultant ability to realize gains. The Bank's balance sheet is currently an asset sensitive position, where the yield of interest-bearing assets reprices more quickly than the cost of interest-bearing liabilities. As a result, the Bank is generally expected to experience a decrease in its net interest margin during a period of decreasing interest rates, or an increase in its net interest margin during a period of increasing interest rates.

As of September 30, 2010 and 2009, 54% and 49%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on a prime rate index or short-term rate indices such as the one-year U.S. Treasury bill and three month LIBOR.  Interest income on these existing loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest and dividend income from changes in market interest rates will depend on, among other things, actual rates charged on the Bank's loan portfolio, deposit and advance rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2010 was $459,005, an increase of $35,544, or 8%, from $423,461 for the three months ended September 30, 2009.  We increased the allowance for loan losses by $56,000 compared to its June 30, 2010 balance by recognizing a provision greater than net charge-offs. For our internal analysis of adequacy of the allowance for loan losses, we considered: the decrease in net loans during the three months ended September 30, 2010; that net charge-offs for the three months ended September 30, 2010 were virtually flat compared to the same period in 2009; the increase in net charge-offs of $144,727 for the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010; a decrease in loan delinquency to 2.75% at September 30, 2010 compared to 2.84% at June 30, 2010 and 3.71% at September 30, 2009; an increase of $157,000 in non-performing loans at September 30, 2010 compared to June 30, 2010; and the slight decrease in internally classified and criticized loans at September 30, 2010 compared to June 30, 2010. Management deemed the allowance for loan losses adequate for the risk in the loan portfolio. See Financial Condition for a discussion of the Allowance for Loan Losses and the factors impacting the provision for loan losses. The allowance as a percentage of outstanding loans increased to 1.55% at September 30, 2010 and 1.52% at June 30, 2010 compared to 1.48% at September 30, 2009.

Noninterest Income

Total noninterest income was $3,514,447 for the quarter ended September 30, 2010, an increase of $746,039, or 27%, from $2,768,408 for the quarter ended September 30, 2009. This increase reflected a $82,323, or 63%, decrease in net loss on sale of REO and other assets owned in the quarter ended September 30, 2010, a $738,242, or 352%, increase in gain on the sale of loans due to the $49.0 million in residential real estate loans sold into the secondary market for the quarter ended September 30, 2009 compared to $16.7 million sold in the same period one year ago, a $95,555, or 21%, increase in investment brokerage commissions, partially offset by a $145,182, or 9%, decrease in insurance agency commissions.  Excluding the two agency offices sold last year, the decrease in insurance commissions was 4% which was attributable to the competition for commercial property and casualty customers.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2010 was $5,991,776, an increase of $67,182, or 1%, from $5,924,594 for the three months ended September 30, 2009. This increase was primarily due to a $136,465, or 9%, increase in other noninterest expense due to higher expenses incurred in loan workout, foreclosure and REO expenses and professional fees incurred for our pending merger with FHB Formation, LLC and conversion to a new ATM/debit card processor.

Income Taxes

For the three months ended September 30, 2010, the increase in income tax expense was primarily due to the increase in income before income taxes as compared to the same periods in 2009. For the three months ended September 30, 2010, income subject to tax was increased by non-deductible merger related expenses.  There were no similar expenses incurred for the quarter ended September 30, 2009.

Efficiency Ratio

Our efficiency ratio, which is total noninterest expense as a percentage of the sum of net interest and dividend income and non-interest income, was 76% and 85% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the efficiency ratio for the three months ended September 30, 2010 was due to an increase in net interest and noninterest income compared to the three months ended September 30, 2009.

Financial Condition

Our consolidated assets were $628,812,606 and $622,606,788 as of September 30, 2010 and June 30, 2010, respectively, an increase of $6,205,818, or 1%. This increase was primarily due to an increase in interest-bearing deposits of $31,030,541, or 231%,  partially offset by decreases of $7,165,285, or 4%, in available for sale securities, $12,451,058, or 3% , in net loans, including loans held for sale, $3,940,847, or 56%,  in cash and due from banks  and a net decrease in the combination of premises and equipment, acquired assets, accrued interest receivable, goodwill, intangible assets, bank owned life insurance and other assets of $1,267,533. For the three months ended September 30, 2010, average total assets were $625,889,008, an increase of $21,934,994, or 4%, from $603,954,014 for the same period in 2009. This average asset increase was primarily attributable to an increase in interest-bearing deposits and available-for-sale securities.

Total stockholders' equity was $51,259,180 and $50,906,059 at September 30, 2010 and June 30, 2010, respectively, an increase of $353,121, or 1%, due to net income for the three months ended September 30, 2010, proceeds from the exercise of stock options partially offset by a decrease in accumulated other comprehensive income and by dividends paid. Book value per outstanding share was $20.16 at September 30, 2010 and $20.08 at June 30, 2010. Tangible book value per outstanding share was $15.36 at September 30, 2010 and $15.19 at June 30, 2010.

Investment Securities

The available-for-sale investment portfolio was $157,022,417 as of September 30, 2010, a decrease of $7,165,285, or 4%, from $164,187,702 as of June 30, 2010. This decrease was primarily due to the cash flow from mortgage-backed securities and the sales of equity securities partially offset by purchases of US government-sponsored enterprise bonds with a two year maturity.

The investment portfolio as of September 30, 2010 consisted of mortgage-backed and debt securities issued by U.S. government-sponsored enterprises and corporations, municipal bonds, trust preferred securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, which are not immediately used by the Bank, are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment. The investment portfolio averaged $163,405,058 for the three months ended September 30, 2010 as compared to $155,840,177 for the three months ended September 30, 2009, an increase of $7,564,881, or 5%. This increase was due primarily to the purchase of mortgage-backed securities.

Our entire investment portfolio was classified as available-for-sale at September 30, 2010 and June 30, 2010, and is carried at market value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and market value of available-for-sale securities at September 30, 2010 were $150,128,088 and $157,022,417, respectively. The difference between the carrying value and the cost of the securities of $6,894,329 was primarily attributable to the increase in market value of mortgage-backed securities above their cost. The net unrealized loss on equity securities and trust preferred securities was $312,680, and the net unrealized gains on U.S. government-sponsored enterprises bonds and mortgage-backed, corporate debt, and municipal securities were $7,207,009 at September 30, 2010. The U.S. government-sponsored enterprise bonds and corporate debt securities have increased in market value due to the recent decreases in long-term interest rates as compared to June 30, 2010. Substantially all of the U.S. government-sponsored enterprise bonds and mortgage-backed and municipal securities held in our portfolio are high investment grade securities.  Five trust preferred and three preferred stock securities in the bank’s portfolio had been downgraded by credit rating agencies below our investment grade. Each of the trust preferred and preferred stock securities was subject to impairment testing at September 30, 2010. No additional impairment expense was recognized. Management believes that the yields currently received on this portfolio are satisfactory. Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Management plans to hold the equity, U.S. government-sponsored enterprise bonds and mortgage-backed, corporate debt, municipal securities, and trust preferred securities which have market values below cost until a recovery of market value occurs or until maturity.

Loan Portfolio

Total loans, including loans held-for-sale, of $384,167,552 as of September 30, 2010 decreased $12,395,058, or 3%, from $396,562,610 as of June 30, 2010. Compared to June 30, 2010, commercial real estate loans increased $769,419, or 1%, and construction loans increased $2,228,320, or 40%. The decreases in the other portfolios more than offset these increases.  These decreases were $8,512,973, or 60% in loans held-for-sale, $600,849, or less than 1%, in residential real estate loans, $966,927, or 3% in commercial loans, and $5,140,205, or 8% in consumer and other loans. Deferred fees decreased $166,843. Total loans, including loans held-for-sale, averaged $389,359,326 for the three months ended September 30, 2010, a decrease of $4,518,779, or 1%, compared to $393,878,105 for the three months ended September 30, 2009.

The Bank primarily lends within its local market areas, which management believes helps it to better evaluate credit risk. The Bank's local market, as well as the secondary market, continues to be very competitive for loan volume.

Residential real estate loans, excluding loans held-for-sale, consisting of primarily owner-occupied residential loans, were 41% of total loans as of September 30, 2010, 41% as of June 30, 2010 and 36% as of September 30, 2009. The variable rate product as a percentage of total residential real estate loans was 41%, 39% and 38% for the same periods, respectively. Generally, management has pursued a strategy of increasing the percentage of variable rate loans as a percentage of the total loan portfolio to help manage interest rate risk. We currently plan to continue to sell all newly originated residential real estate loans into the secondary market to manage interest rate risk. Average residential real estate mortgages of $154,786,176 for the three months ended September 30, 2010 increased $16,894,970, or 12%, from $137,891,206 for the three months ended September 30, 2009. This increase was due to the increased mortgage origination effort, including home equity lines and loans. Purchased loans included in our loan portfolio are pools of residential real estate loans acquired from and serviced by other financial institutions. These loan pools are an alternative to mortgage-backed securities, and represented 1% of residential real estate loans at September 30, 2010. The Bank has not pursued a similar strategy recently.

Commercial real estate loans as a percentage of total loans were 32% as of September 30, 2010, June 30, 2010 and September 30, 2009, respectively. Commercial real estate loans have minimal interest rate risk because the portfolio consists primarily of variable rate products. The variable rate products as a percentage of total commercial real estate loans were 96% as of September 30, 2010, 96% as of June 30, 2010 and 94% as of September 30, 2009. The Bank tries to mitigate credit risk by lending in its market area, as well as by maintaining a well-collateralized position in real estate. Average commercial real estate loans of $121,433,020 for the three months ended September 30, 2010 decreased $2,787,873, or 2%, from the same period in 2009.

Construction loans as a percentage of total loans were 2% as of September 30, 2010, 1% as of June 30, 2010 and 1% as of September 30, 2009. Limiting disbursements to the percentage of construction completed controls risk. An independent consultant or appraiser verifies the construction progress. Construction loans have maturity dates of less than one year. Variable rate products as a percentage of total construction loans were 83% as of September 30, 2010, 77% as of June 30, 2010 and 32% as of September 30, 2009. Average construction loans were $6,626,197 and $5,430,908 for the three months ended September 30, 2010 and 2009, respectively, an increase of $1,195,289, or 22%.

Commercial loans as a percentage of total loans were 8% as of September 30, 2010 and June 30, 2010 and 7% as of September 30, 2009. Variable rate products as a percentage of total commercial loans were 67% as of September 30, 2010, 69% as of June 30, 2010, and 69% as of September 30, 2009. The repayment ability of commercial loan customers is highly dependent on the cash flow of the customer's business. The Bank mitigates losses by strictly adhering to the Company's underwriting and credit policies. Average commercial loans of $29,144,797 for the three months ended September 30, 2010 increased $813,550, or 3%, from $28,331,247 for the same period in 2009.

Effective October 31, 2008, we terminated all consumer indirect lending. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods.

Consumer and other loans as a percentage of total loans were 17% for the period ended September 30, 2010, and 18% as of June 30, 2010 and 24% as of September 30, 2009. At September 30, 2010, indirect auto, indirect recreational vehicle, and indirect mobile home loans represented 19%, 52%, and 20% of total consumer loans and 21%, 52% and 19% at June 30, 2010. Since these loans are primarily fixed rate products, they have interest rate risk when market rates increase. The consumer loan department underwrote all the indirect automobile, recreational vehicle loans and mobile home loans to mitigate credit risk. The Bank typically paid a one-time origination fee to dealers of indirect loans. The fees are deferred and amortized over the life of the loans as a yield adjustment. Management attempted to mitigate credit and interest rate risk by keeping the products with average lives of no longer than five years, receiving a rate of return commensurate with the risk, and lending to individuals in the Bank's market areas. Average consumer and other loans were $65,824,043 and $93,725,684 for the three months ended September 30, 2010 and 2009, respectively. The $27,901,641, or 30%, decrease was due to the runoff of indirect loans. The composition of consumer loans is detailed in the following table.

Indirect loan portfolios included in consumer and other loans are detailed in the following table.

	Consumer Loans as of
	September 30, 2010		June 30, 2010
Indirect Auto	$11,951,782	19%	$14,168,491	21%
Indirect RV	33,138,153	52%	35,594,893	52%
Indirect Mobile Home	12,657,436	20%	12,996,776	19%
Subtotal Indirect	57,747,371	91%	62,760,160	92%
Other	5,601,222	9%	5,728,638	8%
Total	$63,348,593	100%	$68,488,798	100%

Classification of Assets

Loans are classified as non-performing when reaching 90 days or more delinquent or, when less than 90 days past due, when we judge that the loan is likely to present future principal and/or interest repayment problems. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $8,998,000 and $8,841,000 at September 30, 2010 and June 30, 2010, respectively, or 2.38% and 2.31% of total loans, respectively. The Bank's allowance for loan losses was equal to 65% and 66% of the total non-performing loans at September 30, 2010 and June 30, 2010, respectively. The following table represents the Bank's non-performing loans as of September 30, 2010 and June 30, 2010:

Description	September 30, 2010	June 30, 2010
Residential Real Estate	$3,357,000	$3,002,000
Commercial Real Estate	3,398,000	3,701,000
Commercial Loans	1,641,000	1,744,000
Consumer and Other	602,000	394,000
Total non-performing	$8,998,000	$8,841,000

Non-performing loans increased in the three months ended September 30, 2010 compared to June 30, 2010 primarily from residential real estate secured and consumer and other loans. Of total non-performing loans at September 30, 2010, $2,164,000 of these loans were current and paying as agreed compared to $3,199,000 at June 30, 2010, a decrease of $1,035,000. This decrease represents loans that have been returned to full accrual status.  The Bank maintains these loans as non-performing until the respective borrowers have demonstrated a sustainable period of performance. Approximately $116,000 of interest income was not recognized due to the non accrual status of non-performing loans for the three months ended September 30, 2010. At September 30, 2010, the Bank had $405,000 in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans decreased by $632,000 when compared to the level of $1,037,000 at June 30, 2010.

The following table reflects the quarterly trend of total delinquencies 30 days or more past due and non-performing loans for the Bank as a percentage of total loans:

9/30/10	6/30/10	3/31/10	12/31/09	09/30/09
3.31%	3.67%	4.88%	5.65%	4.46%

Excluding loans classified as non-performing but whose contractual principal and interest payment are current, the Bank's total delinquencies 30 days or more past due, as a percentage of total loans, was 2.75% as of September 30, 2010 and 3.71% as of September 30, 2009.

Allowance for Loan Losses

The Bank's allowance for loan losses was $5,862,000 as of September 30, 2010, an increase of $56,000 from the level at June 30, 2010, representing 1.55% and 1.52% of total loans at September 30, 2010 and June 30, 2010, respectively. Management maintains this allowance at a level that it believes is reasonable for the overall probable losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and forecasted write-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the three months ended September 30, 2010, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Management believes that the allowance for loan losses as of September 30, 2010 was adequate considering the level of risk in the loan portfolio. While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Other Assets

Bank owned life insurance (BOLI) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at September 30, 2010. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum interest rates. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 24.5% of the Bank’s total risk-based capital as of September 30, 2010, which meets our 25% policy limit and was attributable to the deduction of goodwill and intangibles from the insurance agency acquisitions in calculating the Bank’s total risk-based capital.

Goodwill of $4,082,604 as of September 30, 2010 was unchanged from the balance as of June 30, 2010. Goodwill resulted from consideration paid in excess of identified tangible and intangible assets from the eight insurance agency acquisitions that occurred during the two fiscal years ended June 30, 2009.

Intangible assets of $7,113,085 as of September 30, 2010 decreased $174,959, or 2%, from $7,288,044 as of June 30, 2010 due to amortization. This asset consists of customer lists and non-compete intangibles from the insurance agency acquisitions. See Note 1 of the audited consolidated financial statements as of June 30, 2010 for additional information on intangible assets.

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

Total deposits of $383,014,635 as of September 30, 2010 decreased $1,182,588, or less than 1%, from $384,197,223 as of June 30, 2010. The overall decrease in customer deposits was due to the decrease in certificates of deposit of $8,473,056, or 4%. With approximately $32 million of certificates of deposit maturing through September 30, 2010, management did not promote certificates of deposit, allowing these maturing certificates of deposit to roll-over at lower rates. The lack of promotion caused a number of certificates to be lost to competitors. Overall, this lowered our cost of funds. Partially offsetting the decrease in certificates of deposit, demand deposit accounts increased $1,243,769, or 4%, NOW account balances increased $3,383,581, or 7%,  money market accounts increased $1,744,814, or 3%, and savings accounts increased $915,179, or 2%, during the three months ended September 30, 2010. Management's strategy is to offer non-maturing, interest-bearing deposits with interest rates near the top of the market to attract new relationships and cross sell additional deposit accounts and other bank services.

Total average deposits of $385,557,883 for the three months ended September 30, 2010 decreased $160,439, or less than 1%, compared to the average for the three months ended September 30, 2009 of $385,718,322. This decrease in total average deposits compared to September 30, 2009 was attributable to a decrease in average certificates of deposit of $36,553,462, or 16%, and brokered deposits of $5,924,950, or 55%. These decreases were partially offset by a $17,375,283, or 83%, increase in savings accounts, a $16,668,042, or 42%, increase in money market accounts, a $6,551,096, or 14%, increase in NOW accounts and a $1,723,552, or 5%, increase in demand deposit accounts.  Excluding average brokered deposits, average customer deposits increased $5,764,511, or 2%, for the three months ended September 30, 2010 compared to the same period one year ago.

Like other companies in the banking industry, the Bank will be challenged to maintain or increase its core deposits and improve its net interest margin. All interest-bearing non-maturing deposit accounts have market interest rates.

We use brokered deposits as part of our overall funding strategy, and as an alternative to customer certificates of deposits, FHLB advances and junior subordinated debentures, to fund the growth of our earning assets. By policy, we limit the use of brokered deposits to 25% of total assets. At September 30, 2010 and June 30, 2010, brokered time deposits as a percentage of total assets were 0.8%, respectively, and 1.8% at September 30, 2009. The weighted average maturity for the brokered deposits was approximately 1.3 years.

Advances from the Federal Home Loan Bank of Boston (FHLB) were $50,500,000 as of September 30, 2010 and June 30, 2010, respectively. At September 30, 2010, we had pledged U.S. government agency and mortgage-backed securities of $23,441,618 as collateral for FHLB advances. We plan to continue to purchase additional securities to pledge as collateral for advances. These purchases will be funded from the cash flow from mortgage-backed securities and residential real estate loan principal and interest payments, and promotion of certificate of deposit accounts and, if needed, brokered deposits. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Municipal securities cannot be pledged to the FHLB. Average advances from the FHLB were $50,500,000 for the three months ended September 30, 2009, an increase of $8,332,609, or 20%, compared to $42,167,391 average for the same period last year.

Structured repurchase agreements were $65,000,000 at September 30, 2010 and June 30, 2010, respectively.  We pledged $75,999,678 of mortgage-backed securities and cash, which resulted from margin calls, as collateral. In addition to leveraging our balance sheet to improve net interest income, three of six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates. Average structured repurchase agreements were unchanged at $65,000,000 as of September 30, 2010 and as of September 30, 2009, respectively. See note 7 for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $53,777,536 as of September 30, 2010, an increase of $7,609,678, or 16%, from $46,167,858 as of June 30, 2010. The increase is attributable to additional deposits to existing management accounts in the three months ended September 30, 2010. Market interest rates are offered on this product. At September 30, 2010, we had pledged U.S. government agency and mortgage-backed securities of $50,346,841 as collateral for repurchase agreements. Sweep accounts had letters of credit issued by the FHLB outstanding of $8,295,000. Average short term-borrowings were $46,627,438 for the three months ended September 30, 2010, an increase of $9,138,371, or 24%, compared to the average for the three months ended September 30, 2009 of $37,489,067.

The Bank has a line of credit under the FRB Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and qualifying municipal bonds, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.25%. At September 30, 2010 and June 30, 2010, there was no outstanding balance. Average FRB Borrower-in-Custody balance for the three months ended September 30, 2010 and September 30, 2009 was zero.

The following table is a summary of the liquidity the Bank has the ability to access as of September 30, 2010 in addition to the traditional retail deposit products:

Brokered time deposits	$151,831,000	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	21,458 ,000	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	17,737,000	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$191,026 ,000

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

The following table summarizes the outstanding junior subordinated notes as of September 30, 2010:

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

The Company paid $325,000 to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trusts II and III. The $6 million notional value of the purchase caps covers the portion of the outstanding balance not owned by the Company. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased cap’s three month LIBOR strike rate was 2.505%. Since the inception date was September 30, 2009, amortization expense of $1,556 was recognized on the purchased interest rate caps in the quarter ended September 30, 2010. The next reset date is December 30, 2010.

See Note 2 for more information on NBN Capital Trusts II, III and IV and the related junior subordinated debt.

Under the terms of the US Treasury Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. For the three months ended September 30, 2010, the Company repurchased no shares of stock.

The Board of Directors extended the 2006 Stock Repurchase Plan to permit stock repurchases in connection with benefit plans.  They can discontinue the repurchase program at any time.  It is scheduled to terminate on December 31, 2010.  Under the 2006 Stock Repurchase Plan, the Company may purchase up to 200,000 shares of its common stock from time to time in the open market at prevailing prices. Common stock repurchased pursuant to the plan will be classified as issued but not outstanding shares of common stock available for future issuance as determined by the Board of Directors, from time to time.  Total stock repurchases under the 2006 Plan since inception were 141,600 shares for $2,232,274, an average of $15.76 per share, through September 30, 2010. The remaining repurchase capacity of the plan was 58,400 shares at quarter end. Management believes that these purchases have not and will not have a significant effect on the Company's liquidity.

Total stockholders' equity of the Company was $51,259,180 as of September 30, 2010, as compared to $50,906,059 at June 30, 2010. The increase of $353,121, or 1%, was due to net income for the three months ended September 30, 2010 of $960,691, and proceeds from exercised stock options of $61,875 partially offset by a net decrease in other comprehensive income of $406,923 and payment of common and preferred dividends of $262,522.  Book value per common share was $20.16 as of September 30, 2010, as compared to $20.08 at June 30, 2009. Tier 1 capital to total average assets of the Company was 8.49% as of September 30, 2010 and 8.40% at June 30, 2010.

The Company's net cash provided by operating activities was $10,724,543 during the three months ended September 30, 2010, which was a $10,698,415 increase compared to the same period in 2009, and was primarily attributable to a decrease in loans held for sale for the three months ended September 30, 2010. Investing activities were a net use of cash primarily due to purchasing available-for-sale securities during the three months ended September 30, 2010, an increase compared to the same period in 2009. Financing activities resulted in a net source of cash from increases in short-term borrowings partially offset by net decreases in deposits. Overall, the Company's cash and cash equivalents increased by $27,089,694 during the three months ended September 30, 2010.

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

At September 30, 2010, the Company's and Bank's regulatory capital was in compliance with regulatory capital requirements as follows:

Northeast Bancorp	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total capital to risk weighted assets	$57,364	14.70%	$31,214	8.00%	$39,018	10.00%
Tier 1 capital to risk weighted assets	$51,782	13.27%	$15,607	4.00%	$23,411	6.00%
Tier 1 capital to total average assets	$51,782	8.49%	$24,390	4.00%	$30,487	5.00%

Northeast Bank	Actual		Required For Capital Adequacy Purposes		Required To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total capital to risk weighted assets	$54,740	14.08%	$31,113	8.00%	$38,891	10.00%
Tier 1 capital to risk weighted assets	$49,866	12.82%	$15,556	4.00%	$23,335	6.00%
Tier 1 capital to total average assets	$49,866	8.20%	$24,316	4.00%	$30,396	5.00%

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

A summary of the amounts of the Company's (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at September 30, 2010, follows:

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
FHLB advances	$50,500,000	$8,000,000	$15,000,000	$12,500,000	$15,000,000
Structured repurchase agreements	65,000,000	-	50,000,000	15,000,000
Junior subordinated notes	16,496,000	16,496,000		-	-
Capital lease obligation	2,192,632	157,791	340,020	383,116	1,311,705
Other borrowings	2,508,378	374,746	1,090,878	1,042,754
Total long-term debt	136,697,010	25,028,537	66,430,898	28,925,870	16,311,705

Operating lease obligations (1)	1,593,113	475,334	607,663	284,464	225,652
Total contractual obligations	$138,290,123	$25,503,871	$67,038,561	$29,210,334	$16,537,357

		Amount of Commitment Expiration - Per Period
		Less Than			After 5
Commitments with off-balance sheet risk	Total	1 Year	1-3 Years	4-5 Years	Years
Commitments to extend credit (2)(4)	$12,927,941	$12,927,941	$-	$-	$-
Commitments related to loans held for sale(3)	8,609,044	8,609,044	-	-	-
Unused lines of credit (4)(5)	54,513,045	30,952,923	4,333,494	4,392,684	14,833,944
Standby letters of credit (6)	1,162,303	1,162,303		-	-
	$77,212,333	$53,652,211	$4,333,494	$4,392,684	$14,833,944

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2010 was a loss of $34,750.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
              Not required for smaller reporting companies.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. Amoung other things, the Act exempted non-accelerated filers, such as the Corporation, from the requirement of the Sarbanes Oxley Act Section 404(b) (external auditor's attestation of internal controls and financial reporting).

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first three months of our 2010 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings None.

Item 1. a.	Risk Factors None.

Item 2.(c)
Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the purchases made by or on behalf of the Company of shares of Northeast Bancorp common stock during the indicated periods.

	Period (1)	Total Number Of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under The Program (3)
	Jul. 1 – Jul. 31	-	-	-	58,400
	Aug. 1 – Aug. 31	-	-	-	58,400
	Sep. 1 – Sep. 30	-	-	-	58,400

(1)	Based on trade date, not settlement date.
(2)	Represents shares purchased in open-market transactions pursuant to the Company's 2006 Stock Repurchase Plan.
(3)
On December 15, 2006, the Company announced that the Board of Directors of the Company approved the 2006 Stock Repurchase Plan pursuant to which the Company is authorized to repurchase in open-market transactions up to 200,000 shares from time to time until the plan expires on December 31, 2010, unless extended.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Removed and Reserved
Item 5.	Other Information None.

Item 6.	Exhibits
List of Exhibits:
	Exhibits No.	Description
	2.1	Agreement and Plan of Merger by and between the Company and FHB Formation, LLC. dated March 30, 2010 (incorporated by reference to the Company's 8K filed on March 31, 2010)
	3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
	3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
	11	Statement Regarding Computation of Per Share Earnings.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
	32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
	32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2010		NORTHEAST BANCORP
	By:	/s/ James D. Delamater
James D. Delamater
President and CEO

	By:	/s/ Robert S. Johnson
Robert S. Johnson
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger by and between the Company and FHB Formation, LLC. dated March 30, 2010 (incorporated by reference to the Company's 8K filed on March 31, 2010)
3.1	Articles (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
3.2	Bylaws (incorporated by reference to the Company’s June 30, 2007 10K filed on September 27, 2007)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certificate of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).