Form 10-Q
period 2010-12-31
NORTHEAST BANCORP /ME/
filed 2011-02-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

Commission File Number: 1-14588

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 10, 2011, the registrant had outstanding 3,310,173 shares of voting common stock, $1.00 par value per share and 195,351 shares of non-voting common stock, $1.00 par value per share.

Part I.	Financial Information
	Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets December 31, 2010 (Unaudited) and June 30, 2010

Consolidated Statements of Income (Unaudited)
  Three Days Ended December 31, 2010
  89 Days Ended December 28, 2010
  181 Days Ended December 28, 2010
  Three Months Ended December 31, 2009
  Six Months Ended December 31, 2009

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Three Days Ended December 31, 2010 181 Days Ended December 28, 2010 Six Months Ended December 31, 2009

Consolidated Statements of Cash Flows (Unaudited) Three Days Ended December 31, 2010 181 Days Ended December 28, 2010 Six Months Ended December 31, 2009

Notes to Unaudited Consolidated Financial Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	[Removed and Reserved]

	Item 5.	Other Information

	Item 6.	Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	Successor	Predecessor
	Company (1)	Company (2)
	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,398	$7,019
Interest-bearing deposits	68,784	13,416
Total cash and cash equivalents	72,182	20,435

Available-for-sale securities, at fair value	153,521	164,188
Loans held-for-sale	8,195	14,254

Loans receivable
Residential real estate	152,035	155,613
Commercial real estate	117,075	121,175
Construction	9,161	5,525
Commercial business	25,166	30,214
Consumer	57,796	69,782
Total loans, gross	361,233	382,309
Less allowance for loan losses	-	5,806
Loans, net	361,233	376,503

Premises and equipment, net	8,013	7,997
Acquired assets, net	965	1,292
Accrued interest receivable	1,878	2,081
Federal Home Loan Bank stock, at cost	4,889	4,889
Federal Reserve Bank stock, at cost	597	597
Intangible assets	13,739	11,371
Bank owned life insurance	13,540	13,286
Other assets	6,068	5,714
Total assets	$644,820	$622,607

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Continued)
	Successor	Predecessor
	Company (1)	Company (2)
	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$37,849	$35,266
Savings and interest checking	94,702	89,024
Money market	56,795	55,556
Brokered time deposits	4,890	4,883
Certificates of deposit	186,130	199,468
Total deposits	380,366	384,197

Federal Home Loan Bank advances	52,244	50,500
Structured repurchase agreements	68,877	65,000
Short-term borrowings	62,034	46,168
Junior subordinated debentures issued to affiliated trusts	7,889	16,496
Capital lease obligation	2,154	2,231
Other borrowings	2,134	2,630
Other liabilities	4,147	4,479
Total liabilities	579,845	571,701

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding
at December 31, 2010 and June 30, 2010, liquidation preference of $1,000 per share	4	4
Voting common stock, at stated value, 13,500,000 shares authorized; 3,310,173 and 2,323,832
issued and outstanding at December 31, 2010 and June 30, 2010, respectively	3,310	2,324
Non-voting common stock, at stated value, 1,500,000 shares authorized; 195,351 and 0 shares
shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	195	-
Warrants	313	133
Additional paid-in capital	49,311	6,761
Unearned restricted stock award	(181)	-
Retained earnings	11,835	37,338
Accumulated other comprehensive income	188	4,346
Total stockholders' equity	64,975	50,906

Total liabilities and stockholders' equity	$644,820	$622,607

See accompanying notes to unaudited consolidated financial statements.

(1)	"Successor Company" means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation
LLC on December 29, 2010.

(2)	"Predecessor Company" means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation
LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Successor	Predecessor
	Company (1)	Company (2)
	3 Days	89 Days	181 Days	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 28,	December 28,	December 31,	December 31,
	2010	2010	2010	2009	2009
Interest and dividend income:
Interest on loans	$196	$5,468	$11,210	$6,033	$12,075
Taxable interest on available-for-sale securities	41	1,310	2,854	1,725	3,437
Tax-exempt interest on available-for-sale securities	4	113	231	119	235
Dividends on available-for-sale securities	-	16	26	20	27
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	-	9	18	9	18
Other interest and dividend income	1	28	39	2	8
Total interest and dividend income	242	6,944	14,378	7,908	15,800

Interest expense:
Deposits	42	1,273	2,796	1,771	3,825
Federal Home Loan Bank advances	15	451	918	476	880
Structured repurchase agreements	23	685	1,392	708	1,479
Short-term borrowings	6	205	376	178	321
Junior subordinated debentures issued to affiliated trusts	6	167	340	200	405
Obligation under capital lease agreements	1	27	55	29	60
Other borrowings	1	36	75	57	113
Total interest expense	94	2,844	5,952	3,419	7,083

Net interest and dividend income before provision for loan losses	148	4,100	8,426	4,489	8,717

Provision for loan losses	-	453	912	453	876
Net interest and dividend income after provision for loan losses	148	3,647	7,514	4,036	7,841

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)
(Continued)
	Successor	Predecessor
	Company (1)	Company (2)
	3 Days	89 Days	181 Days	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 28,	December 28,	December 31,	December 31,
	2010	2010	2010	2009	2009

Noninterest income:
Fees for other services to customers	14	331	698	401	766
Net securities gains	-	5	17	15	43
Gain on sales of loans	49	919	1,867	358	567
Investment commissions	25	625	1,174	535	988
Insurance commissions	37	1,221	2,661	1,379	2,964
BOLI income	4	123	250	126	251
Bargain purchase gain	14,921	-	-	-	-
Other income	7	258	330	215	218
Total noninterest income	15,057	3,482	6,997	3,029	5,797

Noninterest expense:
Salaries and employee benefits	167	3,319	6,670	3,523	6,924
Occupancy and equipment expense	28	774	1,556	869	1,659
Professional fees	10	248	527	237	585
Data processing fees	10	322	618	306	627
Intangible assets amortization	6	168	344	186	372
Merger expense	3,050	23	94	-	-
Other	117	1,100	2,138	1,122	2,001
Total noninterest expense	3,388	5,954	11,947	6,243	12,168

Income before income tax (benefit) expense	11,817	1,175	2,564	822	1,470
Income tax (benefit) expense	(18)	339	768	173	325

Net income	$11,835	$836	$1,796	$649	$1,145

Net income available to common stockholders	$11,833	$777	$1,677	$589	$1,023

Weighted-average shares outstanding
Basic	3,492,498	2,331,332	2,330,197	2,321,528	2,321,430
Diluted	3,588,756	2,358,647	2,354,385	2,324,073	2,326,204
Earnings per common share:
Basic	$3.38	$0.33	$0.72	$0.25	$0.44
Diluted	$3.29	$0.33	$0.71	$0.25	$0.44

See accompanying notes to unaudited consolidated financial statements.

(1)	"Successor Company" means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation
LLC on December 29, 2010.

(2)	"Predecessor Company" means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation
LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Periods Ended December 31, 2010, December 28, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)
									Accumulated
						Additional	Unearned		Other
	Preferred Stock		Common Stock			Paid-in	Restricted	Retained	Comprehensive
Predecessor Company (2):	Shares	Amount	Shares	Amount	Warrants	Capital	Stock	Earnings	Income	Total
Balance at June 30, 2009	4,227	$4	2,321,332	$2,321	$133	$6,709	$-	$36,698	$1,451	$47,316
Net income for six months ended December 31, 2009	-	-	-	-	-	-	-	1,145	-	1,145
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	-	-	-	-	-	-	-	-	(13)	(13)
Net unrealized gain on investments available for sale, net of reclassification adjustment	-	-	-	-	-	-	-	-	1,518	1,518
Total comprehensive income										2,650

Dividends on preferred stock	-	-	-	-	-	-	-	(105)	-	(105)
Dividends on common stock at $0.09 per share	-	-	-	-	-	-	-	(418)	-	(418)
Stock options exercised	-	-	1,000	1	-	7	-	-	-	8
Accretion of preferred stock	-	-	-	-	-	12	-	(12)	-	-
Amortization of issuance cost of preferred stock	-	-	-	-	-	3	-	(3)	-	-

Balance at December 31, 2009	4,227	$4	2,322,332	$2,322	$133	$6,731	$-	$37,305	$2,956	$49,451

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Periods Ended December 31, 2010, December 28, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)
(Continued)									Accumulated
						Additional	Unearned		Other
	Preferred Stock		Common Stock			Paid-in	Restricted	Retained	Comprehensive
Predecessor Company (2):	Shares	Amount	Shares	Amount	Warrants	Capital	Stock	Earnings	Income	Total
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$-	$37,338	$4,346	$50,906
Net income for 181 days ended December 31, 2010	-	-	-	-	-	-	-	1,796	-	1,796
Other comprehensive loss net of tax:
Net unrealized loss on purchased interest rate caps and swap	-	-	-	-	-	-	-	-	(27)	(27)
Net unrealized loss on investments available for sale, net of reclassification adjustment	-	-	-	-	-	-	-	-	(1,863)	(1,863)
Total comprehensive loss										(94)

Dividends on preferred stock	-	-	-	-	-	-	-	(106)	-	(106)
Dividends on common stock at $0.09 per share	-	-	-	-	-	-	-	(419)	-	(419)
Stock options exercised	-	-	7,500	8	-	54	-	-	-	62
Accretion of preferred stock	-	-	-	-	-	13	-	(13)	-	-
Amortization of issuance cost of preferred stock	-	-	-	-	-	3	-	(3)	-	-

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$-	$38,593	$2,456	$50,349

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Periods Ended December 31, 2010, December 28, 2010 and December 31, 2009
(Unaudited)
(Dollars in thousands)
(Continued)									Accumulated
						Additional	Unearned		Other
	Preferred Stock		Common Stock			Paid-in	Restricted	Retained	Comprehensive
Successor Company(1):	Shares	Amount	Shares	Amount	Warrants	Capital	Stock	Earnings	Income	Total
Balance at December 29, 2010 (3)	4,227	$4	2,331,332	$2,332	$313	$34,128	$-	$-	$-	$36,777
Net income for three days ended December 31, 2010	-	-	-	-	-	-	-	11,835	-	11,835
Other comprehensive income net of tax:
Net unrealized gain on investments available for sale, net of reclassification adjustment	-	-	-	-	-	-	-	-	188	188
Total comprehensive income										12,023

Restricted stock award	-	-	13,026	13	-	168	(181)	-	-	-
Voting common stock issued	-	-	965,815	965	-	12,489	-	-	-	13,454
Non-voting common stock issued	-	-	195,351	195	-	2,526	-	-	-	2,721

Balance at December 31, 2010	4,227	$4	3,505,524	$3,505	$313	$49,311	$(181)	$11,835	$188	$64,975

See accompanying notes to unaudited consolidated financial statements.

(1)	"Successor Company" means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on
December 29, 2010.

(2)	"Predecessor Company" means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on
December 29, 2010.

(3)	Balances reflect acquisition accounting entries from the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Successor	Predecessor
	Company (1)	Company (2)
	Three days ended	181 days ended	Six Months ended
	December 31,	December 28,	December 31,
	2010	2010	2009
Cash flows from operating activities:
Net income	$11,835	$1,796	$1,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	912	876
Provision for REO	-	113	-
Provision made for deferred compensation	2	105	94
Write-down of available-for-sale securities	-	-	65
Write-down of non-marketable securities	-	-	99
Amortization of intangible assets	6	344	372
BOLI income, net	(4)	(250)	(251)
Depreciation of premises and equipment	9	520	532
Net securities gains	-	(17)	(43)
Net (gain) loss on sale of acquired assets	-	(16)	206
Net gain on sale of insurance business	-	(104)	(116)
Net change in loans held-for-sale	(342)	6,401	882
Net amortization (accretion) of securities	-	90	(29)
Bargain purchase gain	(14,921)	-	-
Change in other assets and liabilities:
Interest receivable	82	121	(42)
Prepayment FDIC assessment	-	-	(2,191)
Decrease in prepayment FDIC assessment	-	120	-
Other assets and liabilities	(1,203)	(831)	(1,199)

Net cash (used in) provided by operating activities	(4,536)	9,304	400

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	-	173	1,124
Purchases of available-for-sale securities	-	(19,001)	(44,124)
Proceeds from maturities and principal payments on available-for-sale securities	-	26,805	24,737
Loan originations and principal collections, net	386	14,440	1,615
Purchases of premises and equipment	(90)	(490)	(521)
Proceeds from sales of premises and equipment	-	36	-
Proceeds from sales of acquired assets	-	483	319
Proceeds from sale of insurance businesses	-	154	270

Net cash provided by (used in) investing activities	296	22,600	(16,580)

NORTHEAST BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)
(Dollars in thousands)
	Successor	Predecessor
	Company (1)	Company (2)
	Three days ended	181 days ended	Six Months ended
	December 31,	December 28,	December 31,
	2010	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	2,658	(9,580)	(10,952)
Advances from the Federal Home Loan Bank		-	12,500
Repayment of advances from the Federal Home Loan Bank	-	-	(2,000)
Net repayments on Federal Home Loan Bank overnight advances	-	-	2,645
Net (decrease) increase in short-term borrowings	(1,009)	16,875	11,525
Dividends paid		(525)	(524)
Issuance of common stock	16,175	62	8
Repayment on debt from insurance agencies acquisitions	-	(496)	(634)
Repayment on capital lease obligation	-	(77)	(73)

Net cash provided by financing activities	17,824	6,259	12,495

Net increase (decrease) in cash and cash equivalents	13,584	38,163	(3,685)

Cash and cash equivalents, beginning of period	58,598	20,435	13,023

Cash and cash equivalents, end of period	$72,182	$58,598	$9,338

Supplemental schedule of cash flow information:
Interest paid	$356	$5,781	$7,176
Income taxes paid	$-	$846	$205

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$-	$346	$731
Transfer from acquired assets to loans	-	56	45
Change in valuation allowance for unrealized losses (gains) on available-for-sale securities, net of tax	(2,638)	(1,890)	1,506
Net change in deferred taxes for unrealized losses (gains) on available-for-sale securities	1,359	974	(775)

Additional supplemental information as a result of the merger on December 29, 2010 is disclosed in Note 2 "Merger Transaction" of these consolidated statements.

See accompanying notes to unaudited consolidated financial statements.

(1)	"Successor Company" means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation
LLC on December 29, 2010.

(2)	"Predecessor Company" means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation
LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2010

1.           Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly owned subsidiary, Northeast Bank (the “Bank). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2010, the results of operations for the three-day period ended December 31, 2010, the 89- and the 181-day periods ended December 28, 2010 and the three- and six-month periods ended December 31, 2009, the changes in stockholders' equity for the three-day period ended December 31, 2010, the 181-day period ended December 28, 2010 and the six-month period ended December 31, 2009, and the cash flows for the three-day period ended December 31, 2010, the 181-day period ended December 28, 2010 and the six-month period ended December 31, 2009. Operating results for the six-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company's Annual Report on Form 10-K.

2.           Merger Transaction

On December 29, 2010, the merger of the Company and FHB Formation LLC (“FHB”) was consummated. FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 of the Company’s outstanding common shares and 1,161,166 newly-issued voting and non-voting common shares, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

As a result of application of the acquisition method of accounting to the Company’s balance sheet, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, we have labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion. In addition, the lack of comparability means that the periods being reported in the fiscal year ended June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal year ended June 30, 2010.

Under the acquisition method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed recorded at fair value on the date of acquisition, are summarized in the following tables:

(Dollars in Thousands)
Consideration Paid:
FHB investors' purchase of 937,933 existing Northeast shares, at $13.93 per Surviving Company share	$13,065
Existing Northeast shareholders' retention of shares in Surviving Company, 1,393,399 shares at $13.93 per share	19,410
Total consideration paid:	$32,475

Net Assets Acquired:	(Dollars in Thousands)
Assets:
Cash and short-term investments	$58,598
Securities available for sale	153,315
Loans	369,498
Premises and equipment	7,944
Bank-owned life insurance	13,536
Core deposit intangible	5,924
Other identifiable intangibles	7,822
Other assets	14,409
$631,046

Liabilities and Preferred Equity Assumed:
Deposits	$378,523
Overnight borrowings	63,043
Term borrowings	125,409
Jr. subordinated debentures issued to affiliated trusts	7,889
Other liabilities	4,340
Preferred stock	4,446
$583,650

Total identifiable net assets	$47,396

Consideration paid	$32,475

Bargain purchase gain recorded in income	$14,921

In this transaction, the estimated fair values of the Company’s net assets were greater than the purchase price. This resulted in a bargain purchase gain of $14.9 million, which was reported by the Company as income in the three-day period ended December 31, 2010. The bargain purchase gain reflected in these financial statements represents an estimate. While most of the asset and liability fair valuations as of December 31, 2010 are complete, the valuation of identifiable intangibles associated with the Company’s insurance agency, and associated deferred taxes, is based on a preliminary estimate. The transaction resulted in a gain principally because intangible asset fair values were identified totaling $13.7 million, while the purchase price paid by Investors was based on the Company’s tangible book value as of September 30, 2009. Direct costs associated with the merger were expensed by the Company as incurred. Through December 31, 2010, those expenses, principally legal, accounting and investment banking fees, amounted to $3.7 million, of which $3.1 million was incurred in the six-month period ended December 31, 2010.

The fair value of the loan portfolio was $369.5 million, and included $4.6 million of loans with evidence of deterioration in credit quality since origination for which it is probable, as of the transaction date, that the Company will be unable to collect all contractually required payments receivable. In accordance with ASC 310-30 this resulted in a non-accretable difference of $1.9 million, which is defined as the loan’s contractually required payments in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the transaction date. The Company’s previously established allowance for loan losses is not carried forward in the determination of loan fair value.

The core deposit intangible asset recognized as part of the transaction is being amortized over its estimated useful life of 9.7 years. Existing goodwill totaling $4.1 million, recorded in conjunction with previous insurance agency acquisitions, was eliminated when determining the fair value of net assets. Other insurance agency identifiable intangibles, principally the value of agency customer lists, were estimated preliminarily by an insurance valuation specialist.

The fair value of savings and transaction accounts was assumed to approximate their carrying value, since these deposits have no stated maturity and are payable upon demand. The fair values of certificates of deposit and term borrowings were determined by discounting their contractual cash flows at current market rates.

Commitments in Connection with Regulatory Approval of the Merger

The merger required the approval of the Maine Bureau of Financial Institutions (the “Bureau”) and the Federal Reserve Bank of Boston (the “Federal Reserve”). Those approvals contain certain commitments by the Company, including the following:
•

The Federal Reserve requires that Northeast (i) maintain a leverage ratio (Tier 1) of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of loans with core deposits, (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital, and (vi) amend the articles of incorporation to address certain technical concerns that the Federal Reserve had relating to the convertibility and transferability of non-voting common stock.

•

The Bureau requires that, for a two-year period, Northeast receive the prior approval of the Bureau for any material deviation from the business plan. The Bureau’s approval includes other conditions on capital ratios and loan purchasing that are either the same as or less stringent than those of the Federal Reserve.

The Federal Reserve commitments with respect to capital ratios and loan funding are subject to transition periods (in most cases, from January 1 through June 30, 2011). The Company has filed a preliminary proxy statement for a special meeting of shareholders to amend the Company's articles of incorporation as required by the Federal Reserve. The Company and the Bank are currently in compliance with all other commitments to the Federal Reserve and Bureau.

3.           Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for one- to four-family owner occupied, second mortgages and equity lines of credit.

Consumer loans include classes for personal and indirect loans for autos, boats and recreational vehicles. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture the relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses in the fiscal year ended June 30, 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties located in Maine and New Hampshire.  The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and monitors the cash flows of these loans.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from the sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans – Loans in this segment are secured by autos, boats, recreational vehicles and deposits with the Bank, and are also unsecured.  Repayment is dependent on the credit quality of the individual borrower.

Allocated Component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of the loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficultly, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Unallocated Component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the loan portfolio.

The following is a summary of the composition of loans at the dates indicated:

	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Residential real estate:
1-4 family	$100,228	$102,584
Second mortgages	25,931	27,316
Equity lines of credit	25,876	25,713
Commercial	117,075	121,175
Construction	9,161	5,525
Total mortgage loans on real estate	278,271	282,313

Commercial loans	25,166	30,214

Consumer installment loans	57,796	69,782

Total loans	361,233	382,309

Less: Allowance for loan losses	-	5,806

Loans, net	$361,233	$376,503

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated.

	Successor
	Company	Predecessor Company
	3 Days	181 Days	Six Months
	Ended	Ended	Ended
	December 31,	December 28,	December 31,
	2010	2010	2009
		(Dollars in thousands)
Balance at beginning of period	$5,980	$5,806	$5,764
Add provision charged to operations	-	912	876
Recoveries on loans previously charged off	-	121	102
		6,839	6,742
Less: Loans charged off	-	859	870
Less: Allowance for loan losses eliminated in accordance with acquisition method of accounting	5,980	-	-
Balance at end of period	$-	$5,980	$5,872

Further information pertaining to impaired loans at December 31, 2010 follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Unallocated
	(Dollars in thousands)
Loans deemed to be impaired as of December 31, 2010	$-	$1,678	$-	$1,067		$-
Loans not deemed to be impaired as of December 31, 2010	$152,035	$115,397	$9,161	$24,099	$57,796	-

The following is a summary of past due and non-accrual loans at December 31, 2010:

			Past Due
			90			Non-
	30-59	60-89	Days or	Total	Total	Accrual
	Days	Days	More	Past Due	Current	Loans
	(Dollars in thousands)
Residential Real Estate:
Residential 1-4 family	$478	$630	$1,504	$2,612	$96,154	$1,551
Second mortgages	143	39	192	374	25,371	192
Equity lines of credit	47	-	-	47	25,827	-
Commercial real estate	49	342	569	960	115,591	2,558
Construction	-	-	118	118	8,915	118
Commercial	42	1	534	577	24,147	842
Consumer	1,499	408	421	2,328	55,376	421
Total	$2,258	$1,420	$3,338	$7,016	$351,381	$5,682

The following table provides additional information on impaired loans at December 31, 2010:

		Unpaid
	Recorded	Principal
	Investments	Balance (1)	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1-4 family	$-	$ -	$ -
Commercial real estate	1,678	1,678	-
Commercial	1,067	1,067	-
Total	2,745	2,745	-

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1-4 family	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Total	-	-	-
Total impaired loans	$2,745	$ 2,745	$ -

(1)	Impaired loans were adjusted to fair value in conjunction with the application of the acquisition method of accounting in connection with the merger on December 29, 2010.

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2010:

	Successor	Predecessor
	Company	Company
	3 Days	181 Days	Six Months
	Ended	Ended	Ended
	December 31,	December 28,	December 31,
	2010	2010	2009
		(Dollars in thousands)
Average investment in impaired loans	$2,745	$5,443	$6,912
Interest income recognized on impaired loans	-	98	229
Interest income recognized on a cash basis on impaired loans	$-	$98	$229

No additional funds were committed to be advanced in connection with impaired loans.

Credit Quality Information

The Company utilizes an eight point internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 4: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5:  Loans in this category are considered “special mention.”  These loans are beginning to show signs of potential weakness and are being closely monitored by management.

Loans rated 6:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if the current net worth inadequately protects it and the paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, highly questionable and improbable.

Loans rated 8:  Loans in this category are considered “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Commercial
	Real Estate	Construction	Commercial
	(Dollars in thousands)
Loans rated 1-5	$99,041	$9,161	$22,068
Loans rated 6	18,034	-	3,098
Loans rated 7	-	-	-
Loans rated 8	-	-	-
	$117,075	$9,161	$25,166

4.           Junior Subordinated Debentures Issued to Affiliated Trust

NBN Capital Trust II and NBN Capital Trust III were formed in December 2003,and NBN Capital Trust IV was formed in December 2004, to issue and sell common and trust preferred securities, using the proceeds to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Debentures") from the Company. The Junior Subordinated Debentures are the sole assets of each of the trusts.

The following table summarizes the Junior Subordinated Debentures and the common and trust preferred securities issued by each affiliated trust at December 31, 2010 The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture plus accrued but unpaid interest to the redemption date.

	Balances
	At Fair	Contractual	Interest
Affiliated Trusts	Value	Obligations	Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,710	$3,093	3.10%	March 30, 2034
NBN Capital Trust III	1,710	3,093	3.10%	March 30, 2034
NBN Capital Trust IV	4,469	10,310	2.17%	February 23, 2035
Total	$7,889	$16,496	2.51%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the trust preferred securities of the trusts currently pay quarterly distributions at an annual rate of 3.09% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust II and III and an annual rate of 2.23% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trusts. Based on the current rates and the impact of the interest rate swap referred to below, the annual interest expense on the trust preferred securities is approximately $675 thousand.

During the twelve months ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $3 million, $3 million and $10 million, respectively, of the Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates.

The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009 and the caps mature in five years.

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

See Note 13 for additional information on derivatives.

5.           Securities

Securities available-for-sale at amortized cost and approximate fair values at December 31, 2010 and June 30, 2010 are summarized below:

	December 31, 2010		June 30, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Debt securities issued by U. S. Government-sponsored enterprises	$24,105	$24,082	$8,583	$8,649
Mortgage-backed securities	108,451	108,704	126,538	133,862
Municipal bonds	11,761	11,761	11,905	12,007
Collateralized Mortgage Obligations	6,887	6,865	7,331	7,423
Corporate bonds	1,007	1,006	994	1,030
Equity securities	635	635	1,044	776
Trust preferred securities	469	468	584	441
	$153,315	$153,521	$156,979	$164,188

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	December 31, 2010		June 30, 2010
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(Dollars in thousands)
Debt securities issued by U. S. Government-sponsored enterprises	$2	$25	$66	$-
Mortgage-backed securities	253	-	7,327	3
Municipal bonds	-	-	166	64
Collateralized Mortgage Obligations	2	24	92	-
Corporate bonds	-	1	36	-
Equity securities	2	2	5	273
Trust preferred securities	2	3	-	143
	$261	$55	$7,692	$483

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and June 30, 2010:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010:
Debt securities issued by U.S. Government-sponsored enterprises	$12,445	$25	$-	$-	$12,445	$25
Collateralized Mortgage Obligations	3,873	24	-	-	3,873	24
Corporate bonds	1,006	1	-	-	1,006	1
Equity securities	210	2	-	-	210	2
Trust preferred securities	120	3	-	-	120	3
	$17,654	$55	$-	$-	$17,654	$55

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010:
Mortgage-backed securities	$161	$2	$-	$-	$161	$2
Municipal bonds	2,608	20	830	45	3,438	65
Equity securities	190	10	473	263	663	273
Trust preferred securities	95	1	339	142	434	143
	$3,054	$33	$1,642	$450	$4,696	$483

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at December 31, 2010, except as discussed below.

Based on management's assessment of available-for-sale securities, there has not been an other-than-temporary decline in market value of certain trust preferred and equity securities for the six months ended December 31, 2010. During the six months ended December 31, 2009, write-downs of available-for-sale securities was $26 thousands and are included in other noninterest expense in the consolidated statements of income

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

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

The following table summarizes other-than-temporary impairment losses on securities for the six months ended December 31, 2010:

	Equity Securities	Trust Preferred Securities	Total
(Dollars in thousands)
Total other-than-temporary impairment losses	$-	$-	$-
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	-	-	-

Net impairment losses recognized in earnings (2)	$-	$-	$-

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

The amortized cost and fair values of available-for-sale debt securities at December 31, 2010 and June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,007	$1,006	$994	$1,030
Due after one year through five years	24,105	24,082	5,000	5,012
Due after five years through ten years	4,272	4,272	4,750	4,804
Due after ten years	7,958	7,958	11,323	11,282
Mortgage-backed securities and collateralized mortgage obligations (including securities with interest rates ranging from 4.0% to 6.4% maturing February 2013 – September 2038	115,338	115,568	133,868	141,284
	$152,680	$152,886	$155,935	$163,412

6.           Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

December 31, 2010
Amounts	Principal
At Fair Value	Amounts Due	Interest Rates	Maturity Dates For Periods Ended December 31,
(Dollars in thousands)
$8,160	$8,000	3.99% - 4.99%	2011
15,577	15,000	2.55 – 3.99	2013
12,810	12,500	2.91 – 3.08	2014
10,511	10,000	4.26	2016
5,186	5,000	4.29	2017
$52,244	$50,500	3.99% - 4.99%

June 30, 2010
Amounts Due	Interest Rates	Maturity Dates For Periods Ended June 30,
(Dollars in thousands)
$3,000	4.99%	2011
5,000	3.99	2012
15,000	2.55 – 3.99	2013
12,500	2.91 – 3.08	2015
10,000	4.26	2017
5,000	4.29	2018
$50,500

The Federal Home Loan Bank had the option to call $28 million of the outstanding advances at December 31, 2010. The options are continuously callable quarterly until maturity.

7.           Structured Repurchase Agreements

A summary of outstanding structured repurchase agreements is as follows:

December 31, 2010
Amounts	Principal
At Fair	Amounts		Imbedded	Amount of
Value	Due	Interest Rate	Cap/Floor	Cap/Floor	Strike Rate	Maturity
(Dollars in thousands)
$ 21,218	$ 20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,494	10,000	3.98%	Sold Floors	$20,000	Expired	August 28, 2012
10,591	10,000	4.18%	Purchased Caps	$10,000	Expired	December 13, 2012
10,692	10,000	4.30%	Purchased Caps	$10,000	3.79%	July 3, 2013
10,742	10,000	4.44%	Purchased Caps	$10,000	3.81%	September 23, 2015
5,140	5,000	2.86%	None			March 25, 2014
$ 68,877	$ 65,000

June 30, 2010
	Interest	Imbedded	Amount of
Amount	Rate	Cap/Floor	Cap/Floor	Strike Rate	Maturity
(Dollars in thousands)
$ 20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,000	3.98%	Sold Floors	$20,000	Expired	August 28, 2012
10,000	4.18%	Purchased Caps	$10,000	4.88%	December 13, 2012
10,000	4.30%	Purchased Caps	$10,000	3.79%	July 3, 2013
10,000	4.44%	Purchased Caps	$10,000	3.81%	September 23, 2015
5,000	2.86%	None			March 25, 2014
$ 65,000

No leveraging strategies were implemented in the fiscal year ended June 30, 2010.  For the leveraging strategies implemented in the fiscal year ended June 30, 2009, the Company pledged mortgage-backed securities of $28.2 million, at inception, as collateral for $25 million borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10 million each had imbedded interest rate caps as summarized in the table above. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer during the three years ended July 3, 2011 and during the four years ended September 23, 2012, respectively. Each agreement can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or mortgage-backed securities during the borrowing term.

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

The collateral pledged for these borrowings consists of Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) issued mortgage-backed securities with a fair value of $61.8 million and cash of $13.3 million as of December 31, 2010.

8.           Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

In connection with the transaction with FHB, the Company adopted the Northeast Bancorp 2010 Stock Option and Incentive Plan (the “Plan”), which provides for awards of stock-based compensation (options, stock appreciation rights, restricted stock and other equity-based incentive awards). The maximum number of authorized shares of stock that may be issued under the plan is 810,054 shares. The Company’s previous stock option plans were terminated on the transaction date, and 10,500 outstanding vested options under those plans were exchanged for options to acquire shares of surviving company common stock, with terms that are substantially identical to the existing options.

On December 29, 2010, the Company granted a restricted stock award to acquire 13,026 shares of the Company’s common stock from the Plan to a senior executive in the Company’s Northeast Community Banking Division (“NCBD”). The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award has been determined to have a fair value of $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant.  Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013.

On December 29, 2010, the Company awarded options to purchase 594,039 shares of the Company’s common stock from the Plan to certain officers of the Company and/or the Bank. 259,218 of these options vest ratably over a five year period, and have been determined to have a fair value of $3.85 per share. 21,601 options vest ratably over a three year period, and have been determined to have a fair value of $3.85 per share. 10,801 options vest ratably over a four year period, and have been determined to have a fair value of $3.85 per share. 64,803 options vest ratably over years three through five, and have been determined to have a fair value of $3.85 per share. 237,616 of these options are performance-based, and have been divided into three tranches, each of which will vest if certain qualitative conditions are satisfied and the stock price exceeds a specified hurdle price for a period of 50 of the previous 75 consecutive trading days. The performance-based options have been determined to have a fair value of $2.43 per share. The strike price for all awards is $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. All have a contractual life of 10 years from the date of grant, and are subject to recoupment if (i) the Board determines that gross negligence, intentional misconduct or fraud by the awardee caused or was a significant contributing factor to a materially adverse restatement of the Company’s financial statements and (ii) the vesting of an award was calculated or contingent upon the achievement of financial or operating results that were affected by the restatement and the vesting would have been less had the financial statements been correct.

The Company assumed a liability in the amount of $509,000 from FHB for the estimated cost of stock appreciation rights (“SARs”) on 162,011 shares, to be awarded upon the consummation of the merger to two individuals who had been actively involved with FHB from its inception in February 2009. On December 29, 2010, the Company awarded SARs based on 162,011 shares from the Plan to those two individuals. Half of the SARs vest ratably over five years, and half are performance-based. Performance-based SARs have been divided into three tranches, each of which will vest if the stock price exceeds a specified hurdle price for a period of 50 of the previous 75 consecutive trading days. The strike price for these awards was $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. The SARs have a contractual life of 10 years from the date of grant.

At December 31, 2010, none of the restricted stock, option or SAR awards granted on December 29, 2010 were exercisable.

Employee Benefits:

In connection with the merger, the Company entered into one-year employment agreements with four senior executives in the NCBD. In addition, three senior executives in the NCBD will receive retention payments equal to one year’s base salary, aggregating approximately $452 thousand, payable 90 days after completion of the merger provided the managers remain employed by the Company through such date.

In connection with the merger, the Company entered into three-year employment agreements with its Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer. These provide for a base salary, annual bonuses as determined by the Compensation Committee, participation in Company-wide benefit programs, and also contain noncompetition and nonsolicitation restrictions.

Please refer to the Note 13 in the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2010 for further information about the Company’s employee benefits.

9.           Capital Lease

In fiscal year 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street, Lewiston, Maine.  The present value of the lease payments over fifteen years ($264.3 thousand per year for each of the initial ten years of the lease term and $306.0 thousand per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. The Bank's commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27 thousand square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligations at December 31, 2010 are as follows:

(Dollars in thousands)
2011		$264
2012		264
2013		264
2014		264
2015		282
2016 and thereafter		1,404
	Total minimum lease payments	2,742
	Less imputed interest	588
	Capital lease obligation	$2,154

10.           Insurance Agency Acquisitions

Northeast Bank Insurance Group, Inc. acquired one insurance agency in the fiscal year ended June 30, 2009, three insurance agencies in the fiscal year ended June 30, 2008 and four insurance agencies in the fiscal year ended June 30, 2007. Each acquisition was made as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency (“Palmer”), which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates (“Goodrich”), which was a purchase of assets for cash. Each agency operates at the location being used at the time of the acquisition except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell Insurance Agency, which was relocated to the agency office in Anson, Maine.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet. All purchase and sale agreements, except the agreements relating to the Russell Insurance Agency (“Russell”) and Hartford Insurance Agency, call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date. During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98.3 thousand in accordance with this stipulation. The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser. The useful lives of these intangibles range from eleven to twenty-four years. Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred is payable to the seller of each agency. Each note bears an interest rate of 6.50% over terms as follows: the Palmer debt is payable over a term of seven years; the Sturtevant and Ham, Inc. (“Sturtevant”) debt is payable over a term of three years; the Southern Maine Insurance Agency (“Southern Maine”) debt is payable over a term of four years; and the Russell debt is payable over a term of two years. Hartford, Spence & Matthews, and Hyler are payable over a term of seven years. Hartford, Spence & Matthews, and Hyler have debt of $100 thousand, $800 thousand, and $200 thousand, respectively, which bears no interest and has been recorded at its present value assuming a discount rate of 6.50%. The Bank guaranteed the debt repayment to each seller.

Northeast Bank Insurance Group, Inc. leases the office locations for Sturtevant, Southern Maine and Hyler, which are operating leases. The Bank acquired Palmer’s agency building and land in January 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date. There is no pro-forma disclosure included because the agencies individually, and in aggregate, were not considered significant acquisitions.

	Acquisitions
Purchase price	2009	2008
	(Dollars in thousands)
Cash paid	$715	$3,701
Debt incurred	-	2,824
Acquisition costs	3	37
Total	$718	6,562

Allocation of purchase price:
Goodwill	$100	1,545
Customer list intangible	480	3,905
Non-compete intangible	135	1,100
Fixed and other assets	3	12
Total	$718	$6,562

In conjunction with the application of acquisition accounting for the recent merger, goodwill previously recorded for insurance agency acquisitions was eliminated.

Northeast Bank Insurance Group, Inc. acquired Solon-Anson Insurance Agency, Inc. on September 29, 2004. This acquisition was accounted for using the purchase method and resulted in a customer list intangible asset of $2.1 million which is being amortized over twelve years.

The customer list of our Mexico, Maine insurance agency office (“Mexico”) was sold to UIG, Inc. on December 31, 2009.  The customer list and certain fixed assets of our Rangeley, Maine insurance agency office (“Rangeley”) were sold to Morton & Furbish Insurance Agency on January 31, 2010.  Since these offices were part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangibles were allocated based upon the gross commission revenues for the Mexico and Rangeley offices as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The land and buildings in Mexico and Rangeley have been listed for sale by Northeast Bank Insurance Group, Inc. Impairment expense of $46 thousand and $91 thousand was recognized for the Mexico and Rangeley buildings, respectively, in order to adjust the carrying values to the expected sales price.  The Rochester, NH office was closed in May, 2010, and servicing of customer accounts from that office was transferred to the Berwick, ME office. The customer list, certain fixed assets and the office lease of the Jackman office were sold to World-Wide Risk Management Inc. on December 22, 2010.

The following summarizes entries made to record the sale for the six months ended December 31, 2010:

Jackman
(Dollars in thousands)
Sale price	$154
Allocated customer list, net of amortization	44
Fixed assets, net of accumulated depreciation	6
Gain recognized	$104

The following summarizes entries made to record the sales for the year ended June 30, 2010:

	Mexico	Rangeley
	(Dollars in thousands)
Sale price	$270	$280
Allocated customer list, net of amortization	154	146
Fixed assets, net of accumulated depreciation	-	5
Gain recognized	$116	$129

11.           Earnings Per Share (EPS)

EPS is computed by dividing net income allocated to common stockholders by the weighted average common shares outstanding.  Net income allocated to common stockholders represents net income less income allocated to participating securities (see discussion below).  Diluted earnings per common share is computed by dividing income allocated to common stockholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding and restricted stock, if applicable.

On July 1, 2009, the Company adopted new accounting guidance on earnings per share that defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method.  The two-class method is an earnings allocation formula and participating rights in undistributed earnings.  Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends.

	Successor
	Company	Predecessor Company
		(Dollars in thousands)
				Three	Six
	3 Days	89 Days	181 Days	Months	Months
	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Dec. 28,	Dec. 28,	Dec. 31,	Dec. 31,
Earnings per common share	2010	2010	2010	2009	2009
Net Income	$11,835	$836	$1,796	$649	$1,145
Preferred stock dividends	(2)	(51)	(104)	(53)	(106)
Accretion of preferred stock	-	(7)	(13)	(6)	(13)
Amortization of issuance costs	-	(1)	(2)	(1)	(3)
Net income available to common shareholders	$11,833	$777	$1,677	$589	$1,023
Dividends and undistributed earnings allocated to unvested shares of stock awards	(44)	-	-	-	-
Net income applicable to common shareholders	$11,789	$777	$1,677	$589	$1,023
Average common shares issued and outstanding	3,492,498	2,331,332	2,330,197	2,321,528	2,321,430
Earnings per common share	$3.38	$0.33	$0.72	$0.25	$0.44

Diluted earnings per Common share
Net income applicable to common shareholders	$11,833	$777	$1,677	$589	$1,023
Dividends and undistributed earnings allocated to unvested shares of stock awards	(44)	-	-	-	-
Net income available to common shareholders	$11,789	$777	$1,677	$589	$1,023
Average common shares issued and outstanding	3,492,498	2,331,332	2,330,197	2,321,528	2,321,430
Dilutive potential common shares	96,258	27,315	24,188	2,545	4,774
Total diluted average common shares issued and outstanding	3,588,756	2,358,647	2,354,385	2,324,073	2,326,204
Diluted earnings per common share	$3.29	$0.33	$0.71	$0.25	$0.44

12.           Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements.” the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2010 and June 30, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2010.

The following summarizes assets measured at fair value for the period ended December 31, 2010 and June 30, 2010.

Assets Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Securities available-for-sale	$153,315	$1,104	$152,211	$-
Other assets – purchased interest rate caps	96	-	96	-

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
Securities available-for-sale	$164,188	$3,717	$160,471	$-
Other assets – purchased interest rate caps	114	-	114	-

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

Assets Measured At Fair Value On A Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Impaired Loans	$2,745	$-	$-	$2,745
Acquired assets	854	-	-	854
Premises	370			370

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Impaired Loans	$1,020	$-	$-	$1,020
Acquired assets	501	-	-	501
Premises	402			402

The following tables show the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Beginning balance at July 1	$1,020	$1,196
Loans transferred in and/or out of Level 3	1,725	265
Ending balance at December 31	$2,745	$1,461

The following table shows the changes in the fair value of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010.

2010
(Dollars in thousands)
Beginning balance at July 1	$501
Loans transferred in and/or out of Level 3	353
Ending balance at December 31	$854

The following table shows the changes in fair value of premises measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010.

2010
(Dollars in thousands)
Beginning balance at July 1	$402
Premises transferred out	32
Ending balance at December 31	$370

Liabilities Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Derivative financial instruments	$442	$-	$-	$442

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Derivative financial instruments	$413	$-	$-	$413

    The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010.

2010
(Dollars in thousands)
Beginning balance at July 1	$413
Transferred in	29
Ending balance at December 31	$442

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

At December 31, 2010, fair values for financial instruments were based on fair valuations determined in accordance with the acquisition accounting method as of December 29, 2010, the merger date. Based on a review of the factors affecting financial instrument values, management believes that fair value adjustments as of December 29, 2010 are not materially different than those that would have been determined as of December 31, 2010. The only exceptions were investment securities and derivatives, which were subsequently re-valued as of December 31, 2010.

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

Federal Home Loan Bank and Federal Reserve Bank Stock - The carrying value of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve stock approximates fair value based on redemption provisions of the FHLB and the Federal Reserve.

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

Borrowings - The fair value of the Company's borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Junior Subordinated Debentures - The fair value of the Junior Subordinated Debentures is estimated based on current interest rates.

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

The following table presents the estimated fair value of the Company's significant financial instruments at December 31, 2010 and June 30, 2010:

	December 31, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(2)	Value	Fair Value(2)
(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$72,182	$72,182	$20,436	$20,436
Available-for-sale securities	153,521	153,521	164,188	164,188
Regulatory stock (FHLB and Federal Reserve)	5,486	5,486	5,486	5,486
Loans held-for-sale	8,195	8,195	14,254	14,289
Loans, net	361,233	361,233	376,503	387,008
Accrued interest receivable	1,878	1,878	2,081	2,081
Other assets – purchased interest rate caps	96	96	114	114

Financial liabilities:
Deposits (with no stated maturity)	189,346	189,346	179,846	179,846
Time deposits	191,020	191,020	204,351	209,756
Federal Home Loan Bank advances	52,244	52,244	50,500	53,907
Structured repurchase agreements	68,877	68,877	65,000	70,897
Other borrowings	2,134	2,134	2,630	2,801
Short-term borrowings	62,034	62,034	46,168	46,168
Capital lease obligation	2,154	2,154	2,231	2,481
Junior subordinated debentures issued to affiliated trusts	7,889	7,889	16,496	6,765
Other liabilities – interest rate swaps (1)	442	442	413	413

(1)	Included in Other Assets in the consolidated balance sheet.
(2)
Management believes there was no material change in the fair value of interest-bearing assets and interest-bearing liabilities between the valuation date (December 29, 2010, for all but securities and derivatives) and December 31, 2010.

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

Derivative instruments are generally negotiated over-the-counter contracts.  Negotiated over-the-counter derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

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

At December 31, 2010, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:

	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
Notional amount	$ 6,000	$ 10,000
Weighted average pay rate	-	4.69%
Weighted average receive rate	-	2.23%
Strike rate based on 3 month LIBOR	2.505%	-
Weighted average maturity in years	3.75	4.17
Unrealized losses	-	-

The Company purchased two interest rate caps for $325,000, which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the three months ended December 31, 2010, no interest rate cap or swap agreements were terminated prior to maturity. At December 31, 2010, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815, “Derivatives and Hedging Overview.” Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  None of the other comprehensive income was reclassified into interest expense during the three months ended December 31, 2010.

Risk management results for the three months ended December 31, 2010 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of December 31, 2010, none of the losses reported in other comprehensive income related to the interest rate caps and swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three-months ended March 31, 2011.

December 31, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest Rate Caps	Other Assets	$96
Interest Rate Swaps	Other Liabilities	442

June 30, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest Rate Contracts	Other Assets	$114
Interest Rate Swaps	Other Liabilities	413

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

14.           Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures became effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2010.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity or available-for-sale to trading.  The new rules are effective July 1, 2010. This ASU did not have a significant impact on the Company’s financial condition and results of operations.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset.”  As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ended on or after July 15, 2010. The amendments are to be applied prospectively.  Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ended on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

15.           Subsequent Events

Management has evaluated subsequent events through February 11, 2011, which is the date the financial statements were available to be issued.  There were no subsequent events that require adjustment to, or disclosure in, the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would". In addition, the  Company may from time to time make such oral or written "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the Company’s approval.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Financial Statement Presentation and Reporting of Non-GAAP Results of Operations

On December 29, 2010, the merger of the Company and FHB Formation LLC (“FHB”) was consummated. FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 of the Company’s outstanding common shares and 1,161,166 newly-issued voting and non-voting common shares, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

As a result of application of the acquisition method of accounting to the Company’s balance sheet, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, we have labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion.  In addition, the lack of comparability means that the periods being reported in the fiscal year ended June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal year ended June 30, 2010.

However, in discussing our results of operations for the fiscal year ended June 30, 2011 relative to prior periods, we believe it is most useful to combine the pre-merger and post-merger periods, adjusted for certain non-recurring items. While GAAP statements for the second quarter of fiscal year 2011 present results of operations for three-day and 89-day periods, there are no such comparable periods in the second quarter of fiscal year 2010, and the same situation exists with respect to the first six-month period of fiscal year 2011 and fiscal year 2010. Accordingly, we have presented our fiscal year 2011 results below as the addition of the Predecessor Company and Successor Company periods. We have also excluded the effect of significant one-time items associated with the merger (the bargain purchase gain of $14.9 million and transaction costs totaling $3.1 million, including legal, accounting and investment banking fees). We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

The combined Income Statement is a non-GAAP financial measure. For purpose of presenting a comparison of our post-merger fiscal year 2011 results to prior periods, we have presented our fiscal 2011 results as the mathematical addition of the Predecessor Company and Successor Company periods in the accompanying financial tables.

	GAAP-Based Operating		Non-GAAP
	Results		Financial
	Successor	Predecessor	Measure:
	Company	Company	Combined
	For the Period	For the Period	Total
	Dec. 29, 2010	Oct. 1, 2010	For the three	For the three
	to	to	months ended	months ended
	Dec. 31, 2010	Dec 28, 2010	Dec. 31, 2010	Dec. 31, 2009
	(Dollars in thousands)

Interest income	$242	$6,944	$7,186	$7,908
Interest expense	94	2,844	2,938	3,419
Net interest income	148	4,100	4,248	4,489
Provision for loan losses	-	453	453	453
Net interest income after provision for loan losses	148	3,647	3,795	4,036

Fees for other services to customers	14	331	345	401
Net securities gains	-	5	5	15
Gain on sales of loans	49	919	968	358
Investment commissions	25	625	650	535
Insurance commissions	37	1,221	1,258	1,379
BOLI income	4	123	127	126
Bargain purchase gain	14,921	-	14,921	-
Other noninterest income	7	258	265	215
Total noninterest income	15,057	3,482	18,539	3,029

Salaries and employee benefits	167	3,319	3,486	3,523
Intangible assets amortization	6	168	174	186
Merger Expense	3,050	23	3,073	-
Other noninterest expense	165	2,444	2,609	2,534
Total noninterest expense	3,388	5,954	9,342	6,243

Income before income (benefit) tax expense	11,817	1,175	12,992	822
Income tax (benefit) expense	(18)	339	321	173
Net income	$11,835	$836	$12,671	$649

Net income available to common stockholders	$11,833	$777	$12,610	$589

Earnings per common share:
Basic	$3.38	$0.33		$0.25
Diluted	$3.29	$0.33		$0.25

Return on average assets	223.20%	0.53%	7.10%	0.42%
Return on average equity	2,183.67%	6.48%	86.45%	5.18%

Net income	11,835	836	12,671	649
Less - bargain purchase gain	(14,921)	-	(14,921)	-
Add - merger expense	3,050	23	3,073	-
Net (loss) income excluding bargain purchase gain and merger expense	$(36)	$859	$823	$649

Earnings per common share excluding bargain purchase gain and merger expense:
Basic			$0.32	$0.25
Diluted			$0.32	$0.25

	GAAP-Based Operating		Non-GAAP
	Results		Financial
	Successor	Predecessor	Measure:
	Company	Company	Combined
	For the Period	For the Period	Total
	Dec. 29, 2010	July 1, 2010	For the six	For the six
	to	to	months ended	months ended
	Dec. 31, 2010	Dec 28, 2010	Dec. 31, 2010	Dec. 31, 2009
	(Dollars in thousands)

Interest income	$242	$14,378	$14,620	$15,800
Interest expense	94	5,952	6,046	7,083
Net interest income	148	8,426	8,574	8,717
Provision for loan losses	-	912	912	876
Net interest income after provision for loan losses	148	7,514	7,662	7,841

Fees for other services to customers	14	698	712	766
Net securities gains	-	17	17	43
Gain on sales of loans	49	1,867	1,916	567
Investment commissions	25	1,174	1,199	988
Insurance commissions	37	2,661	2,698	2,964
BOLI income	4	250	254	251
Bargain purchase gain	14,921	-	14,921	-
Other noninterest income	7	330	337	218
Total noninterest income	15,057	6,997	22,054	5,797

Salaries and employee benefits	167	6,670	6,837	6,924
Intangible assets amortization	6	344	350	372
Merger Expense	3,050	94	3,144	-
Other noninterest expense	165	4,839	5,004	4,872
Total noninterest expense	3,388	11,947	15,335	12,168

Income before income (benefit) tax expense	11,817	2,564	14,381	1,470
Income tax (benefit) expense	(18)	768	750	325
Net income	$11,835	$1,796	$13,631	$1,145

Net income available to common stockholders	$11,833	$1,677	$13,510	$1,023

Earnings per common share:
Basic	$3.38	$0.72		$0.44
Diluted	$3.29	$0.71		$0.44

Return on average assets	223.20%	0.57%	4.29%	0.37%
Return on average equity	2,183.67%	6.94%	52.21%	4.65%

Net income	11,835	1,796	13,631	1,145
Less - bargain purchase gain	(14,921)	-	(14,921)	-
Add - merger expense	3,050	94	3,144	-
Net (loss) income excluding bargain purchase gain and merger expense	$(36)	$1,890	$1,854	$1,145

Earnings per common share excluding bargain purchase gain and merger expense:
Basic			$0.76	$0.44
Diluted			$0.75	$0.44

Overview

For the quarter ended December 31, 2010, excluding the effect of non-recurring merger-related items, the Company earned net income of $823 thousand and net income available to common shareholders of $762 thousand or $0.32 per diluted share, an increase of 29.4% compared to earned net income of $649 thousand and net income available to common shareholders of $589 thousand or $0.25 per diluted share, for the same period in the fiscal year ended June 30, 2010. The principal factors contributing to the change in quarterly net income between the two periods was an increase in non-interest income, offset in part by a decrease in net interest income.

For the six months ended December 31, 2010, excluding the effect of non-recurring merger-related items, the Company earned net income of $1.8 million, and net income available to common shareholders of $1.7 million, or $0.75 per diluted share, an increase of 69.4% compared to earned net income of $1.1 million and net income available to common shareholders of $1.0 million, or $0.44 per diluted share, for the six-months ended December 31, 2009.  Consistent with the quarterly results, earnings for the first six months of the fiscal year ended June 30, 2011 were affected by higher non-interest income offset in part by a decrease in net interest income.

Description of Operations

Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. The FRB is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of December 31, 2010, we had ten banking offices, one financial center, three loan production offices, and ten insurance offices located in western and south-central Maine and southeastern New Hampshire. In early January, 2011, the Company opened an office in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts, to house the Company’s new senior management team and other business development staff. At December 31, 2010, we had consolidated assets of $644.8 million and consolidated stockholders' equity of $65.0 million.

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

The Bank's wholly-owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its 10 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Livermore Falls, Thomaston, Turner, Scarborough, and South Paris, Maine.  Eight agencies have been acquired previously: Goodrich Insurance Associates was acquired on May 15, 2009; Hyler Agency of Thomaston, Maine was acquired on December 11, 2008; Spence & Matthews, Inc. of Berwick, Maine and Rochester, New Hampshire was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine was acquired on August 30, 2008; Russell Agency of Madison, Maine was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine was acquired on March 30, 2008;  Sturtevant and Ham, Inc. of Livermore, Maine was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine, the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine and Goodrich Insurance Associates was moved to our existing agency office in Berwick, Maine.  We sold the agency located in Jackman on December 8, 2010.  The customer list of agency offices in Mexico and Rangeley were sold and closed in December, 2009 and January, 2010 respectively.

All of our insurance agencies offer personal and commercial property and casualty insurance products. See Note 6 in the Notes to Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 and Note 10 in the Notes to Unaudited Consolidated Statements included in this report for more information regarding our insurance agency acquisitions.

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

The Company is also working to develop two new Bank business initiatives: a Loan Acquisition and Servicing Group, which will seek to purchase performing commercial loans for portfolio and service commercial loans for third parties, and an Affinity Deposit Program, intended to provide a new source of core deposit funding for the Company.

Financial Condition

Overview

Total assets grew to $644.8 million at December 31, 2010 from $622.6 million as of June 30, 2010, an increase of $22.2 million, or 3.6%. Significant asset and funding increases included an increase in cash and short-term investments of $51.7 million, an increase in intangible assets of $2.4 million as a result of fair value adjustments for identifiable intangibles, an increase in borrowed funds of $12.3 million, and an increase stockholders’ equity of $14.1 million. Offsetting these increases, in part, were a decline in net loans of $15.3 million, a decline in loans held-for-sale of $6.1 million, and a decline in securities of$10.7 million. The reduction in net loans was mainly the result of pay-downs in the Company’s indirect consumer loan portfolio. The increase in borrowed funds reflected an increase of $15.9 million in overnight repurchase agreements offset in part by the effect of fair value adjustments on the Company’s term borrowings. Loan pay-downs, securities maturities and additional borrowings all contributed to the increase in cash and short-term investments.

Total stockholders' equity was $65.0 million and $50.9 million at December 31, 2010 and June 30, 2010, respectively, an increase of $14.1 million, or 27.6%. The change in stockholders’ equity was due principally to the merger, which reset the Company’s common equity accounts due to the application of the acquisition method of accounting, and provided $13.1 million of net new capital ($16.2 million from issuance of new shares, net of $3.1 million of transaction expenses).

Assets

Short-term Investments

Interest-bearing deposits were $68.8 million as of December 31, 2010, an increase of $55.4 million, or 413.47%, from $13.4 million at June 30, 2010.  This increase was the result of a decrease in investment securities, a decrease in loans held-for-sale and net loans, an increase in funding primarily from short-term borrowings and the new capital from the merger.

Securities

Securities were $153.5 million as of December 31, 2010, a decrease of $10.7 million, or 6.5%, from $164.2 million as of June 30, 2010. This decrease was primarily due to the cash flow from mortgage-backed securities and the sales of equity securities, partially offset by purchases of U. S. government-sponsored enterprise bonds with a two year maturity.

The investment portfolio as of December 31, 2010 consisted of mortgage-backed and debt securities issued by U.S. government-sponsored enterprises and corporations, municipal bonds, trust preferred securities and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The following table shows the amortized cost and fair value of our securities (all of which are ‘available for sale’) at the dates indicated:

	December 31, 2010		June 30, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$24,105	$24,082	$8,583	$8,649
Municipal obligations	11,761	11,761	11,905	12,007
Corporate obligations	1,007	1,006	994	1,030
	36,873	36,849	21,482	21,686
Mortgage-backed securities	115,338	115,569	133,869	141,285

Total debt securities	152,211	152,418	155,351	162,971

Trust preferred securities	469	468	584	441
Preferred securities	193	193	312	253
Equity securities	442	442	732	523

Total equity securities	1,104	1,103	1,628	1,217

Total available for sale securities	$153,315	$153,521	$156,979	$164,188

Restricted equity securities:
Federal Reserve Bank stock	$597	$597	$597	$597
Federal Home Loan Bank of Boston stock	4,889	4,889	4,889	4,889

Total restricted equity securities	$5,486	$5,486	$5,486	$5,486

The following supplemental table provides information regarding the issuers of our securities as of December 31, 2010:

	December 31, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal National Mortgage Association	$9,129	$9,130
Federal Home Loan Bank	12,484	12,464
Federal Farm Credit Bureau	2,492	2,488
Government-sponsored enterprise obligations	24,105	24,082

Federal National Mortgage Association	76,134	76,270
Government National Mortgage Association	12,823	12,848
Federal Home Loan Mortgage Corporation	26,381	26,451
Mortgage-backed securities	115,338	115,569

Municipal obligations	11,761	11,761
Corporate obligations	1,007	1,006

Total debt securities	152,211	152,418

Trust preferred securities	469	468
Preferred stock	193	193
Equity securities	442	442

Total equity securities	1,104	1,103

Total available for sale securities	$153,315	$153,521

Our entire securities portfolio was classified as available-for-sale at December 31, 2010 and June 30, 2010, and is carried at fair value. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders' equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method. The amortized cost and fair value of available-for-sale securities at December 31, 2010 were $153.3 million and $153.5 million, respectively. The difference between the fair value and the cost (which reflects fair value adjustments made in the application of the acquisition accounting in connection with the merger transaction) of the securities of $206 thousand was primarily attributable to an increase in the market value of mortgage-backed securities in the three days following the transaction date. Substantially all of the U.S. government-sponsored enterprise bonds, mortgage-backed securities and municipal securities held in our portfolio are high investment grade securities.

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities' sustainable market values based on the underlying company's profitability. Five trust preferred and three preferred stock securities in the Bank’s portfolio have credit ratings below our investment grade. Each of the trust preferred and preferred stock securities was subject to impairment testing at December 31, 2010. No impairment expense was recognized for the three- and six-month periods ended December 31, 2010.

Loan Portfolio

Total loans, including loans held-for-sale, amounted to $369.4 million as of December 31, 2010, a decrease of $21.3, or 5.5%, from $390.8 million as of June 30, 2010. Compared to June 30, 2010, loans held-for-sale decreased $6.1 million, or 42.5%, residential real estate loans decreased $3.6 million, or 2.3%, commercial real estate decreased $4.1 million, or 3%, commercial loans decreased $5.0 million, or 16.7%, and consumer loans decreased $12.0 million, or 17.2%.  Partially offsetting these decreases, construction loans increased $3.6 million, or 65.8%. The following table shows the composition of the loan portfolio at the dates indicated:

	December 31, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$100,228	27.74%	$102,204	26.73%
Commercial	117,075	32.41%	121,175	31.70%
Construction	9,161	2.54%	5,525	1.45%
Home equity	51,807	14.34%	53,409	13.97%
	278,271	77.03%	282,313	73.85%
Other loans:
Commercial	25,166	6.97%	30,214	7.90%
Consumer	57,796	16.00%	69,782	18.25%
	82,962	22.97%	99,996	26.15%

Total loans	361,233	100.00%	382,309	100.00%

Other items:
Allowance for loan losses	-		(5,806)
Total loans, net	$361,233		$376,503

We currently plan to continue to sell most newly originated residential real estate loans in the secondary market. Residential real estate loans originated for the three and six months ended December 31, 2010 were $53.5 million and $98.5 million, respectively.  Loans sold into the secondary market for the three and six months ended December 31, 2010 were $48.5 million and $95.9 million, respectively.

Of the total loan portfolio, 55.2% have variable interest rates at December 31, 2010 compared to 53.1% at June 30, 2010.

Consumer loan balances continue to decline, since we terminated all consumer indirect lending effective October 31, 2008. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods.  At December 31, 2010 and June 30, 2010, consumer loans represented 16% and 18%, respectively of total loans.

Classification of Assets

Loans are classified as non-performing when 90 days past due, unless a loan is well-secured and in process of collection. Loan less than 90 days past due, for which collection of principal or interest is considered doubtful, are also designated as non-performing. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $5.7 million at December 31, 2010 (net of a $3.0 million fair value adjustment) compared to $8.8 million at June 30, 2010. Non-performing loans as a percentage of total loans were 1.57% and 2.31% of total loans, respectively at December 31, 2010 and June 30, 2010. The following table shows the composition of the Bank's non-performing loans at the dates indicated:

Description:	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Residential Real Estate	$1,743	$3,002
Commercial Real Estate	2,558	3,701
Construction Loan	118	-
Commercial Loans	843	1,744
Consumer and Other	420	394
Total non-performing	$5,682	$8,841

Of total non-performing loans at December 31, 2010, $2.3 million was current and paying, compared to $3.2 million at June 30, 2010, a decrease of $0.9 million, which represents loans that have been returned to full accrual status.  The Bank typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of performance. At December 31, 2010, the Bank had $1.1 million in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. These special mention and substandard loans increased by $0.1 million when compared to the level of $1.0 million at June 30, 2010.

The following table shows the quarterly trend of the Bank’s loans 30 days or more past due as a percentage of total loans:

12/31/10	9/30/10	6/30/10	3/31/10	12/31/09
2.69%	2.74%	2.84%	3.41%	3.96%

Allowance for Loan Losses

The Company’s allowance for loan losses was zero as of December 31, 2010 due to the application of the acquisition method of accounting on the transaction date (December 29, 2010), compared to $5.8 million at June 30, 2010. The allowance for loan losses represented 1.63% of total loans immediately prior to the transaction date and was 1.52% of total loans at June 30, 2010. In the future, the Company will create a new allowance, as new loans are booked or in the event that credit exposure in the pre-transaction loan portfolio exceeds that estimated when fair values were determined.

The allowance for loan losses represents management's estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the six months ended December 31, 2010, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.  See Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this report for additional information on the allowance for loan losses.

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.  The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories.  The merger-related fair value adjustments eliminated the allowance for loan losses as of December 31, 2010.

	December 31, 2010			June 30, 2010
			Percent			Percent
			of Loans			of Loans
		Loan	In Each		Loan	In Each
	Allowance	Balances	Category	Allowance	Balances	Category
	For Loan	By	to Total	For Loan	By	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollar in thousands)
Mortgage loans on real estate:
Residential	$-	$100,228	27.74%	$1,211	$102,204	26.73%
Commercial	-	117,075	32.41%	1,412	121,175	31.70%
Construction	-	9,161	2.54%	50	5,525	1.45%
Home equity	-	51,807	14.34%	353	53,409	13.97%
	-	278,271	77.03%	3,026	282,313	73.85%
Other loans:
Commercial	-	25,166	6.97%	1,051	30,214	7.90%
Consumer	-	57,796	16.00%	1,462	69,782	18.25%
Unallocated (1)	-	-	0.00%	267	-	0.00%
	-	82,962	22.97%	2,780	99,996	26.15%

Total	$-	$361,233	100.00%	$5,806	$382,309	100.00%

(1)
The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.

The following table details the activity in our allowance for loan losses:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$5,862	$5,785	$5,806	$5,764

Charge-offs:
Residential mortgage loans	-	(43)	(61)	(116)
Commercial loans	(211)	(138)	(425)	(284)
Consumer loans	(229)	(254)	(373)	(470)
Total charge-offs	(440)	(435)	(859)	(870)

Recoveries:
Residential mortgage loans	53	34	53	34
Commercial loans	28	13	30	31
Consumer loans	24	22	38	37
Total recoveries	105	69	121	102

Net charge-offs	(335)	(366)	(738)	(768)

Provision for loan losses	453	453	912	876

Allowance for loan losses eliminated in accordance with acquisition method of accounting	(5,980)	-	(5,980)	-
Balance at end of period	$-	$5,872	$-	$5,872

Ratios:
Net charge-offs to average loans outstanding	0.09%	0.11%	0.20%	0.25%
Allowance for loan losses to non-performing loans at end of period	0.00%	66.42%	0.00%	66.42%
Allowance for loan losses to total loans at end of period	0.00%	1.54%	0.00%	1.54%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Please refer to Note 3 in the Notes of Unaudited Consolidated Financial Statements included in the report for additional information about the Company’s asset classification methodology and its allowance for loan losses.

Other Assets

Bank owned life insurance (“BOLI”) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies, and monitor their creditworthiness on an ongoing basis. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor's rated these companies A+ or better at December 31, 2010. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 20.6% of the Bank’s total risk-based capital as of December 31, 2010, which is within our 25% policy limit.

In the determination of the asset fair values in connection with the merger, goodwill of $4.1 million was eliminated.  Goodwill recorded prior to the transaction date resulted from consideration paid in excess of identified tangible and intangible assets in eight insurance agency acquisitions that occurred during the two fiscal years ended June 30, 2009.

Intangible assets other than goodwill increased $6.5 million, or 89.1%, as of December 31, 2010, as a result of two merger-related fair value adjustments, which included a $5.9 million identifiable intangible representing the value of the Company’s core deposits, and an increase of $920,000 in the estimated value of identifiable intangibles for the Company’s insurance agency, less amortization of $350,000 in the six months ended December 31, 2010. See Note 1 in the Notes to Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 for additional information on intangible assets.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2010, non-maturity accounts and insured certificates of deposit represented 94.8% of total deposits. As supplemental sources of funds, the Bank typically uses its borrowing capacity at the Federal Home Loan Bank of Boston (“FHLB”) or other term borrowings (principally repurchase agreements).

Total deposits of $380.4 million as of December 31, 2010 decreased slightly, by 1.0% or $3.8 million, from $384.2 as of June 30, 2010. The decrease was result of a decline in certificates of deposit of $13.3 million, offset in part by increases in non-maturity accounts aggregating $9.5 million. Management has not promoted certificates of deposit over the past six months, allowing maturing certificates of deposit to roll-over at lower rates or transfer to non-maturity products.

	December 31, 2010	% of Total	June 30, 2010	% of Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$37,849	9.95%	$35,266	9.18%
NOW accounts	57,521	15.12%	50,834	13.23%
Regular and other savings	37,181	9.78%	38,190	9.94%
Money market deposits	56,795	14.93%	55,556	14.46%
Total non-certificate accounts	189,346	49.78%	179,846	46.81%

Term certificates less than $100,000	101,629	26.72%	94,744	24.66%
Term certificates of $100,000 and more	89,391	23.50%	109,607	28.53%
Total certificate accounts	191,020	50.22%	204,351	53.19%

Total deposits	$380,366	100.00%	$384,197	100.00%

Borrowed Funds

Advances from the FHLB were $52.2 million and $50.5 million as of December 31, 2010 and June 30, 2010, respectively. At December 31, 2010, we had pledged U.S. government agency and mortgage-backed securities of $3.1 million as collateral for FHLB advances. We pledged additional commercial real estate loans during the three months ended December 31, 2010 reducing our pledge of securities. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens, pledges and encumbrances are required to secure FHLB advances. Average advances from the FHLB were $50.6 million for the three months ended December 31, 2010, a decrease of $1.6 million, or 3%, compared to $52.2 average for the same period last year.

Structured repurchase agreements were $68.9 million and $65.0 million at December 31, 2010 and June 30, 2010, respectively.  We pledged $75.0 million of mortgage-backed securities and cash as collateral. Two of six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $62.0 million as of December 31, 2010, an increase of $15.8 million, or 34.2%, from $46.2 million as of June 30, 2010. The increase is attributable to additional deposits to existing sweep accounts in the six months ended December 31, 2010. For most of the six months ended December 31, 2010, above market interest rates were offered on this product. At December 31, 2010, we had pledged U.S. government agency and mortgage-backed securities of $57.6 million as collateral for repurchase agreements. Sweep accounts had letters of credit issued by the FHLB outstanding of $18.7 million.

The Bank has a line of credit under the FRB Borrower-in-Custody program offered through the FRB Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans and qualifying municipal bonds, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.50%. At December 31, 2010 and June 30, 2010, there was no outstanding balance under this program.

Liquidity

The following table is a summary of the liquidity the Bank had the ability to access as of December 31, 2010, in addition to traditional retail deposit products:

(Dollars in thousands)
Brokered time deposits	$156,303	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	26,452	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrow-in-Custody	16,742	Unused credit line subject to the pledge of indirect auto loans
Total Unused Borrowing Capacity	$199,497

In January, 2011, the Company sold indirect auto loans totaling $7 million, which reduced its borrowing capacity under the Federal Reserve Bank Discount Window Borrower-in-Custody to $10.4 million.

Retail deposits, brokered time deposits and FHLB advances are used by the Bank to manage its overall liquidity position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the Federal Home Loan Bank of Boston and the Federal Reserve Borrower-in-Custody program already fully defined on prior page. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.

Capital

The following table summarizes the outstanding junior subordinated notes as of December 31, 2010. This debt represents qualifying tier 1 capital for the Company, up to a maximum of 25% of total tier 1 capital. At December 31, 2010, 100% of the carrying balance of the junior subordinated notes qualified as tier 1 capital:

Affiliated Trusts	Outstanding Balance	Rate	First Call Date
	(Dollars in thousands)
NBN Capital Trust II	$1,710	3.10%	March 30, 2009
NBN Capital Trust III	1,710	3.10%	March 30, 2009
NBN Capital Trust IV	4,469	4.69%	February 23, 2010
Total	$7,889	4.09%

The annual interest expense on these notes is approximately $675,000 based on the current interest rates.

The Company paid $325,000 to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trust II and NBN Capital Trust III. The $6 million notional value of the purchased caps covers the portion of the outstanding balance not owned by the Company. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased caps’ three month LIBOR strike rate was 2.505%.

Please refer to Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this report for more information on NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV and the related junior subordinated debt.

Under the terms of the U. S. Department of the Treasury’s (“Treasury”) Capital Purchase Program, in which the Company participates, the Company must have the consent of Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement entered into by Treasury and the Company.  The 2006 Stock Repurchase Plan, which expired at December 31, 2010, was not replaced.

Total stockholders' equity was $65.0 million and $50.9 million at December 31, 2010 and June 30, 2010. The change reflects the effect of applying the acquisition method of accounting, which reset the Company’s equity accounts in connection with the merger, the $16.2 million capital contribution from newly issued voting and non-voting common shares on the transaction date, net income for the three days ended December 31, 2010 and the change in the net unrealized gain on securities for the three days ended December 31, 2010. Book value per outstanding share was $17.27 at December 31, 2010 and $20.08 at June 30, 2010. Tangible book value per outstanding share was $13.35 at December 31, 2010 and $15.19 at June 30, 2010.  Tier 1 capital to total average assets of the Company was 9.57% as of December 31, 2010 and 8.40% at June 30, 2010.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains various provisions intended to capitalize the Deposit Insurance Fund ("DIF") and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the FRB broader regulatory authority to take prompt corrective action against insured institutions that do not meet these capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the FRB broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution's capital ratios. To be considered “adequately capitalized” or better, regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Further, the Bank is subject to capital commitments with the Federal Reserve that require higher minimum capital ratios, as discussed above at “Merger Transaction – Commitments in Connection with Regulatory Approval of the Merger.” As of December 31, 2010, the most recent notification from the FRB categorized the Bank as well capitalized.

At December 31, 2010, the Company's and Bank's regulatory capital ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$58,901	15.62%	$30,174	8.00%	N/A	N/A
Bank	64,464	16.99%	30,345	8.00%	$37,931	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	58,901	15.62%	15,087	4.00%	N/A	N/A
Bank	59,707	15.74%	15,173	4.00%	22,759	6.00%

Tier 1 capital to average assets:
Consolidated	58,901	9.57%	24,626	4.00%	N/A	N/A
Bank	59,707	9.67%	24,689	4.00%	30,861	5.00%

June 30, 2010:

Total capital to risk weighted assets:
Consolidated	$56,488	14.09%	$32,075	8.00%	N/A	N/A
Bank	54,272	13.58%	31,968	8.00%	$39,960	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	50,489	12.59%	16,037	4.00%	N/A	N/A
Bank	49,267	12.33%	15,984	4.00%	23,976	6.00%

Tier 1 capital to average assets:
Consolidated	50,489	8.40%	24,029	4.00%	N/A	N/A
Bank	49,267	8.24%	23,930	4.00%	29,913	5.00%

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

The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

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

A summary of the amounts of the Company's contractual obligations (amounts shown do not reflect fair value adjustments) and other commitments with off-balance sheet risk at December 31, 2010, follows:

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(Dollars in Thousands)
FHLB advances	$50,500	$8,000	$15,000	$12,500	$15,000
Structured repurchase agreements	65,000	-	50,000	15,000	-
Junior subordinated notes	16,496	16,496	-	-	-
Capital lease obligation	2,154	160	344	398	1,252
Other borrowings	2,134	528	1,162	444	-
Total long-term debt	136,284	25,184	66,506	28,342	16,252

Operating lease obligations (1)	2,267	745	888	370	264
Total contractual obligations	$138,551	$25,929	$67,394	$28,712	$16,516

Commitments with off-Balance Sheet Risk	Total	1 Year	1-3 Years	4-5 Years	Years
	(Dollars in thousands)
Commitments related to extend credit (2)(4)	$6,831	$6,831	$-	$-	$-
Commitments related to loans held for sale (3)	6,362	6,362	-	-	-
Unused lines of credit (4)(5)	51,323	29,539	3,581	4,633	13,570
Standby letters of credit (6)	1.335	1,335		-	-
	$65,851	$44,067	$3,581	$4,633	$13,570

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments of residential real estate loans that will be held for sale.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2010 was a loss of $36,780.

Results of Operations

The following discussion compares the Company’s results of operations for the three-month and six-month periods ended December 31, 2010 and 2009. As noted earlier, in discussing our post-merger results of operations for the three- and six-month periods ended December 31, 2010 relative to prior periods, we believe it is most useful to combine the pre-merger and post-merger periods, adjusted for certain non-recurring items. While GAAP statements for the second quarter of fiscal year 2011 present results of operations for three-day and 89-day periods ended December 31, 2010, there are no such comparable periods in the second quarter of fiscal year 2010. The same situation exists with respect to the six-month periods ended December 31, 2010 and December 2009, respectively. The discussion that follows is based on non-GAAP Combined Income Statements set forth on page 34 and 35, which add Successor Company and Predecessor Company results to arrive at combined results for the three- and six-month periods ended December 31, 2010, and which also exclude the effect of non-recurring merger-related items: the bargain purchase gain of $14.9 million and transaction expenses of $3.1 million.

General

For the quarter ended December 31, 2010, excluding the effect of non-recurring merger-related items, the Company earned net income of $823 thousand, and net income available to common shareholders of $762 thousand, or $0.32 per diluted share, an increase of 29.4% compared to earned net income of $649 thousand and net income available to common shareholders of $589 thousand, or $0.25 per diluted share, for the same period in the fiscal year ended June 30, 2010. The principal factors contributing to the change in quarterly net income between the two periods were an increase in non-interest income of $589 thousand or 19.4%, offset in part by a decrease in net interest income of $241 thousand or 5.4%.

For the six months ended December 31, 2010, excluding the effect of non-recurring merger-related items, the Company earned net income of $1.8 million, and net income available to common shareholders of $1.7 million, or $0.75 per diluted share, an increase of 51.4% compared to earned net income of $1.1 million and net income available to common shareholders of $1.0 million, or $0.44 per diluted share, for the same period in the fiscal year ended June 30, 2010. Consistent with the quarterly results, earnings for the first six months of fiscal year ended June 30, 2011 were impacted by higher non-interest income, which increased by $1.3 million or 23.0%, offset in part by a smaller unfavorable variance in net interest income of $143 thousand or 1.6%.

Increased net income produced higher returns on equity and assets Returns on average equity ("ROE") were 6.27% and 7.10%, respectively, for three and six months ended December 31, 2010 compared to 5.2% and 4.7% for the three and six months December 31, 2009. Returns on average assets (“ROA”) were 0.52% and 0.58%, respectively, for three and six months ended December 31, 2010, compared to 0.42% and 0.37% for the three and six months December 31, 2009.

Net Interest Income

Net interest income for the three months ended December 31, 2010 decreased to $4.2 million compared to $4.5 million for the same period in 2009. The decrease of $240 thousand, or 5.3%, was primarily due to a decrease in the net interest margin, which declined by 0.29% when compared to the second quarter of the fiscal year ended June 30, 2010. The yield on earning assets decreased by 70 basis points, due to a 81-basis point decrease in the average yield on securities, a 16-basis point decrease in loans, and an earning asset mix more heavily weighted toward lower-yielding short-term investments, which increased to $50.0 million on average from $7.6 million in the second quarter of the fiscal year ended June 30, 2010. The cost of interest-bearing liabilities decreased by 41 basis points, largely due to a drop in the average cost of deposits, which declined by 52 basis points and short-term borrowings, which fell by 18 basis points on average. Though average earning assets increased by $23.7 million comparing the two quarters, that growth was centered in very low-yielding assets, while higher yielding loans and securities balances declined by $14.2 million and $4.5 million on average, respectively.

	Three months ended December 31,
	2010			2009
			Average				Average
	Average	Q-T-D	Yield/	Average		Q-T-D	Yield/
	Balance	Inc.	Rate	Balance		Inc.	Rate
			(Dollars in thousands)
Assets

Interest earning-assets:
Securities (1)	$160,128	$1,484	3.81%	$164,584		$1,864	4.62%
Loans (2)(3)	380,733	5,664	5.90%	394,976		6,033	6.06%
Bank Regulatory Stock	5,486	9	0.66%	5,486		9	0.66%
Short-term investments(4)	50,030	29	0.23%	7,619		2	0.11%
Total interest-earning assets	596,377	7,186	4.82%	572,665		7,908	5.52%

Total non-interest earning assets	37,461			40,483

Total assets	$633,838			$613,148

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$55,226	$88	0.63%	$48,396		$96	0.79%
Money Market	55,669	91	0.65%	42,820		134	1.24%
Savings	38,192	43	0.45%	28,554		43	0.60%
Time	190,656	1,093	2.27%	221,082		1,498	2.69%
Total interest-bearing deposits	339,743	1,315	1.54%	340,852		1,771	2.06%
Short-term borrowings (5)	61,403	211	1.36%	45,706		178	1.54%
Borrowed funds	120,135	1,238	4.09%	122,438		1,270	4.12%
Junior Subordinated Debentures	16,277	174	4.21%	16,496		200	4.81%
Total interest- earning liabilities	537,558	2,938	2.17%	525,492		3,419	2.58%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	39,214			35,039
Other liabilities	5,010			2,920

Total liabilities	581,782			563,451

Stockholders' equity	52,056			49,697
Total liabilities and stockholders' equity	$633,838			$613,148

Net interest income		$4,248			$	$ 4,489

Interest rate spread			2.65%				2.94%
Net yield on interest earning assets (6)			2.86%				3.15%

(1)	The yield/rate information does not give effect to the fair value adjustments recorded on December 31, 2010. Yields are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Includes Loans Held for Sale.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(6)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

The changes in net interest income, on a tax equivalent basis, are presented in the schedule below, which compares the three month periods ended December 31, 2010 and 2009.

	Difference Due to
	Volume	Rate	Total
	(Dollars in thousands)
Investments	$(51)	$(329)	$(380)
Loans, net	(215)	(155)	(370)
FHLB & Other Deposits	23	3	26
Total Interest-earnings Assets	(243)	(481)	(724)

Deposits	(134)	(323)	(457)
Securities sold under Repurchase Agreements	56	(23)	33
Borrowings	(26)	(32)	(58)
Total Interest-bearing Liabilities	(104)	(378)	(482)
Net Interest and Dividend Income	$(139)	$(103)	$(242)

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $52 thousand and $53 thousand for the three months ended December 31, 2010 and 2009, respectively.

Net interest income for the six months ended December 31, 2010 decreased by $143 thousand, or 1.6% to $8.6 million compared to the same period in the fiscal year ended June 30, 2010. Consistent with the three month comparison, the decrease was caused by a reduction in the net interest margin, which declined by 0.17% when compared to the comparable period in the fiscal year ended June 30, 2010 period. The yield on earning assets fell by 62 basis points, due to 71-basis point decrease in the average yield on securities, a 19 basis point decrease in loans, and a change in mix more heavily weighted toward lower-yielding short-term investments, which increased to $39.7 million on average from $8.1 million in the comparable period in the fiscal year ended June 30, 2010. The cost of interest-bearing liabilities decreased by 45 basis points, mainly due to a drop in the average cost of deposits, which declined by 56 basis points and term borrowings, which fell by 39 basis points on average. Though average earnings assets increased by $23.8 million compared to the same period the fiscal year 2010, as noted that increase was centered in low-yielding short-term investments, while higher-yielding loans declined by an average of $9.4 million when compared to the six months ended December 31, 2009.

	Six months ended December 31,
	2010			2009
			Average			Average
	Average	Y-T-D	Yield/	Average	Y-T-D	Yield/
	Balance	Inc.	Rate	Balance	Inc.	Rate
			(Dollars in thousands)
Assets

Interest earning-assets:
Securities (1)	$161,767	$3,156	4.00%	$160,212	$3,699	4.71%
Loans (2)(3)	385,047	11,406	5.88%	394,427	12,075	6.07%
Bank Regulatory Stock	5,486	18	0.66%	5,486	18	0.66%
Short-term investments(4)	39,692	40	0.20%	8,096	8	0.20%
Total interest-earning assets	591,992	14,620	4.93%	568,221	15,800	5.55%

Total non-interest earning assets	38,229			40,330

Total assets	$630,221			$608,551

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$53,842	$187	0.69%	$47,152	$180	0.76%
Money Market	55,962	215	0.76%	41,203	259	1.25%
Savings	38,281	100	0.52%	24,774	62	0.50%
Time	196,228	2,336	2.36%	232,681	3,324	2.83%
Total interest-bearing deposits	344,313	2,838	1.63%	345,810	3,825	2.19%
Short-term borrowings (5)	54,015	382	1.40%	47,161	321	1.35%
Borrowed funds	120,237	2,480	4.09%	112,024	2,532	4.48%
Junior Subordinated Debentures	16,356	346	4.19%	16,496	405	4.87%
Total interest-earning liabilities	534,921	6,046	2.24%	521,491	7,083	2.69%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	37,944			34,995
Other liabilities	5,559			3,243

Total liabilities	578,424			559,729

Stockholders' equity	51,797			48,822
Total liabilities and stockholders' equity	$630,221			$608,551

Net interest income		$8,574			$8,717

Interest rate spread			2.69%			2.86%
Net yield on interest earning assets (6)			2.91%			3.08%

(1)	The yield/rate information does not give effect to the fair value adjustments recorded on December 31, 2010. Yields are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Includes Loans Held for Sale.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(6)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the combination of the six months ended December 31, 2010 and 2009.

	Difference Due to
	Volume	Rate	Total
	(Dollars in thousands)
Investments	$37	$(581)	$(544)
Loans, net	(284)	(385)	(669)
FHLB & Other Deposits	32	-	32
Total Interest-earnings Assets	(215)	(966)	(1,181)

Deposits	(344)	(643)	(987)
Securities sold under Repurchase Agreements	89	(28)	61
Borrowings	54	(166)	(112)
Total Interest-bearing Liabilities	(201)	(837)	(1,038)
Net Interest and Dividend Income	$(14)	$(129)	$(143)

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $105 thousand for the six months ended December 31, 2010 and 2009, respectively.

While the Bank’s balance sheet has traditionally been liability-sensitive to changes in market interest rates, at present its interest rate profile is asset-sensitive, which generally means that the yield on interest-earnings assets reprices more quickly than the cost of interest-bearing liabilities. The movement to asset-sensitivity over the past year is a result of the prolonged period of low short-term and intermediate-term market interest rates. When market rates declined beginning in late 2008, the Bank’s deposits repriced more quickly than did its earning assets, but have now reached effective floors. The Bank’s interest-earning assets, which are of longer duration than its interest-bearing liabilities, have not yet fully adjusted to the drop in market rates and will continue to decline over the near term, which will tend to decrease the Bank’s net interest margin.

As of December 31, 2010 and 2009, 55% and 51%, respectively, of the Bank's loan portfolio was composed of adjustable rate loans based on the prime rate index or short-term rate indices such as the one-year U.S. Treasury bill and three month LIBOR.  Interest income on these loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company's interest expense. The impact on future net interest income from changes in market interest rates will depend on, among other things, the Bank’s actual rates for loans and deposits, borrowing rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2010 was $453 thousand, equal to the amount recorded for the three months ended December 31, 2009.  The provision for loan losses for the six months ended December 31, 2010 was $912 thousand, $36 thousand, or 4.1%, higher than the comparable FY 2010 period.

We increased the allowance for loan losses prior to the transaction date by $174 thousand compared to its June 30, 2010 balance by recognizing a provision greater than net charge-offs. For our internal analysis of the adequacy of the allowance for loan losses, we considered: the decrease in net loans during the three and six months ended December 31, 2010;  the decrease net charge-offs for the three and six months ended December 31, 2010 and 2009; an increase in loan delinquency to 3.41% at December 31, 2010 compared to 2.84% at June 30, 2010 and a decrease in loan delinquency compared to 4.61% at December 31, 2009; a decrease of $277,000 in non-performing loans at December 31, 2010 compared to June 30, 2010; and the slight increase in internally classified and criticized loans at December 31, 2010 compared to June 30, 2010.

The allowance for loan losses was reduced to zero when loans were adjusted to their fair value on the merger date. See “Financial Condition” above and Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this report for a discussion of the allowance for loan losses and the factors affecting the provision for loan losses.

The allowance as a percentage of outstanding loans increased to 1.63% at December 28, 2010 and 1.52% at June 30, 2010 compared to 1.50% at December 31, 2009.

Noninterest Income

Total noninterest income, excluding the $14.9 million bargain purchase gain, was $3.6 million for the quarter ended December 31, 2010, an increase of 19.4% or $589 thousand compared to the quarter ended December 31, 2009. For the six months ended December 31, 2010, normalized non-interest income was $7.1 million, an increase of $1.3 million or 23.0% over the comparable prior year period.

The quarterly increase is due principally to a $610 thousand increase in gains earned on sales of residential mortgage loans, which rose to $968 thousand from $358 thousand in the comparable fiscal year 2010 period. Increased loan sale revenues resulted from growth in residential lending capacity over the last twelve months and an increase in mortgage refinance activity. The Company also realized a $105 thousand gain in the second quarter of the fiscal year ended June 30, 2011 on the sale of a small insurance agency in Jackman, Maine. Offsetting, in part, these increases was a reduction in insurance agency commissions, which declined by $121 thousand or 8.8% year over year. Excluding the effect of the Mexico and Rangeley agency offices sold last year, the decrease in insurance commissions was 7%, which was attributable primarily to the highly competitive market for commercial property and casualty customers.

The increase in the six month period was due mainly to gains on residential loan sales, which increased to $1.9 million from $567 thousand earned in the prior period, an increase of $1.3 million or 237.9%. Investment brokerage commission revenue was $1.2 million, an increase of $211 thousand, or 21.4% compared to $988 thousand for the six months ended December 31, 2009.  Partially offsetting these increases was a decrease in insurance commissions of $266 thousand, or 9% to $2.7 million for the six months ended December 31, 2010. The decrease in insurance agency commissions, excluding the effect of the Mexico and Rangeley office sales was $152 thousand, or 5.1%.

Noninterest Expense

Total noninterest expense, excluding non-recurring merger expense of $3.1 million, was $6.3 million for the quarter ended December 31, 2010, an increase of $26 thousand or 0.4% compared to the quarter ended September 30, 2010. For the six months ended December 31, 2010, noninterest expense was $12.2 million, within 0.2% of the amount incurred in the comparable period in fiscal year 2010.

Income Taxes

The bargain purchase gain and the merger expenses are not subject to income taxes.  Excluding this merger-related activity from the three days ended December 31, 2010, results in a pretax loss and an income tax benefit. For the three-and six-month periods ended December 31, 2010, the Company’s effective tax rates were 28.1% and 28.8%, respectively. For the three-and six-month periods ended December 31, 2009, the Company’s effective tax rates were 21.0% and 22.1%, respectively.

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

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2010.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted.  Among other things, the Act exempted non-accelerated filers, such as the Company, from the requirements of the Sarbanes Oxley Act Section 404(b) (external auditor’s attestation of internal controls and financial reporting).

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the second quarter of our 2011 fiscal year that has materially affected, or in other factors that could affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.
Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held in Auburn, Maine on November 11, 2010, the following matters were submitted to a vote of, and approved by, the Company's shareholders, each such proposal receiving the vote of the Company's outstanding common shares, as follows:

Proposal 1 - Election of Directors:

		Votes For	Votes Withheld
	Conrad L. Ayotte	1,145,631	187,542
	James P. Day	1,156,151	177,022
	James D. Delamater	1,156,151	177,022
	Ronald J. Goguen	1,156,151	177,022
	Philip C. Jackson	1,156,151	177,022
	Judith E. Wallingford	1,156,151	177,022
	Pender J. Lazenby	1,156,151	177,022
	John C. Orestis	1,156,151	177,022
	John Rosmarin	1,156,151	177,022
	John H. Schiav	1,156,151	177,022
	Stephen W. Wight	1,154,426	178,747

	Proposal 2 – Advisory Vote on Executive Compensation

	Votes For	Votes Withheld	Abstain
	1,119,336	178,746	35,091

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibits No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
3.2	Amended and Restated Bylaws of the Surviving Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.1
Form of Indemnification Agreement, dated as of December 29, 2010, by and between the Company and each of the members of the Board (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.2	Employment Agreement, dated December 30, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.3	Employment Agreement, dated December 30, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.4	Employment Agreement, dated December 30, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.5
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.6
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.7
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.8
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.9
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.10
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.11
Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between the Company and Robert Glauber (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.12
Time-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.13
Performance-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.14
Restricted Stock Award Agreement, dated December 29, 2010, by and between the Company and James Delamater (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.15
Form of Non-Qualified Stock Option Agreement, dated December 29, 2010, by and between the Company and each of Pender Lazenby, Robert Johnson and Marcel Blais (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

11	Statement Regarding Computation of Per Share Earnings. *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2011		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP
Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
3.2	Amended and Restated Bylaws of the Surviving Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.1
Form of Indemnification Agreement, dated as of December 29, 2010, by and between the Company and each of the members of the Board (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.2	Employment Agreement, dated December 30, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.3	Employment Agreement, dated December 30, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.4	Employment Agreement, dated December 30, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)
10.5
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.6
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.7
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.8
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.9
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.10
Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.11
Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between the Company and Robert Glauber (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.12
Time-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.13
Performance-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.14
Restricted Stock Award Agreement, dated December 29, 2010, by and between the Company and James Delamater (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

10.15
Form of Non-Qualified Stock Option Agreement, dated December 29, 2010, by and between the Company and each of Pender Lazenby, Robert Johnson and Marcel Blais (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

11	Statement Regarding Computation of Per Share Earnings. *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *

*   Filed herewith