Form 10-Q
period 2011-03-31
NORTHEAST BANCORP /ME/
filed 2011-05-16
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2011, the registrant had outstanding 3,311,173 shares of voting common stock, $1.00 par value per share, and 195,351 shares of non-voting common stock, $1.00 par value per share.

Part I. Financial Information		3

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Balance Sheets March 31, 2011 (Unaudited) and June 30, 2010	3

	Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2011 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010 Three Months Ended March 31, 2010 Nine Months Ended March 31, 2010	5

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010 Nine Months Ended March 31, 2010	7

	Consolidated Statements of Cash Flows (Unaudited) 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010 Nine Months Ended March 31, 2010	9

	Notes to Unaudited Consolidated Financial Statements (Unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51

Item 4.	Controls and Procedures	51

Part II. Other Information		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	[Removed and Reserved]	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

PART 1- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
Assets
Cash and due from banks	$3,283	$7,019
Short-term investments	106,472	13,416

Total cash and cash equivalents	109,755	20,435
Available-for-sale securities, at fair value	127,227	164,188
Loans held-for-sale	8,378	14,254

Loans receivable
Residential real estate	143,172	155,613
Commercial real estate	117,562	121,175
Construction	2,941	5,525
Commercial business	25,490	30,214
Consumer	23,891	69,782

Total loans, gross	313,056	382,309
Less allowance for loan losses	14	5,806

Loans, net	313,042	376,503
Premises and equipment, net	8,079	7,997
Acquired assets, net	753	1,292
Accrued interest receivable	1,375	2,081
Federal Home Loan Bank stock, at cost	4,889	4,889
Federal Reserve Bank stock, at cost	597	597
Intangible assets	13,344	11,371
Bank owned life insurance	13,667	13,286
Other assets	6,268	5,714

Total assets	$607,374	$622,607

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Continued)

	Successor Company (1)	Predecessor Company (2)
	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Demand	$45,254	$35,266
Savings and interest checking	90,379	89,024
Money market	52,226	55,556
Brokered time deposits	4,934	4,883
Certificates of deposit	208,571	199,468

Total deposits	401,364	384,197
Federal Home Loan Bank advances	43,974	50,500
Structured repurchase agreements	68,434	65,000
Short-term borrowings	13,226	46,168
Junior subordinated debentures issued to affiliated trusts	7,922	16,496
Capital lease obligation	2,114	2,231
Other borrowings	2,134	2,630
Other liabilities	3,317	4,479

Total liabilities	542,485	571,701

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at March 31, 2011 and June 30, 2010, liquidation preference of $1,000 per share	4	4
Voting common stock, at stated value, 13,500,000 and 15,000,000 shares authorized at March 31, 2011 and June 30, 2010, respectively; 3,310,173 and 2,323,832 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	3,310	2,324
Non-voting common stock, at stated value, 1,500,000 and 0 shares authorized at March 31, 2011 and June 30, 2010, respectively; 195,351 and 0 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	195	—
Warrants	406	133
Additional paid-in capital	49,535	6,761
Unearned restricted stock award	(172)	—
Retained earnings	11,579	37,338
Accumulated other comprehensive income	32	4,346

Total stockholders’ equity	64,889	50,906

Total liabilities and stockholders’ equity	$607,374	$622,607

See accompanying notes to unaudited consolidated financial statements

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company (1)		Predecessor Company (2)
	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011	181 Days Ended Dec. 28, 2010	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Interest and dividend income:
Interest on loans	$5,649	$5,845	$11,210	$5,960	$18,034
Taxable interest on available-for-sale securities	832	872	2,854	1,733	5,171
Tax-exempt interest on available-for-sale securities	71	75	231	121	356
Dividends on available-for-sale securities	7	7	26	19	46
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	12	13	18	9	27
Other interest and dividend income	33	34	39	2	10

Total interest and dividend income	6,604	6,846	14,378	7,844	23,644

Interest expense:
Deposits	774	816	2,796	1,682	5,507
Federal Home Loan Bank advances	284	299	918	457	1,336
Structured repurchase agreements	249	272	1,392	692	2,172
Short-term borrowings	60	67	376	165	486
Junior subordinated debentures issued to affiliated trusts	174	180	340	182	587
Obligation under capital lease agreements	26	28	55	28	88
Other borrowings	35	35	75	43	156

Total interest expense	1,602	1,697	5,952	3,249	10,332

Net interest and dividend income before provision for loan losses	5,002	5,149	8,426	4,595	13,312
Provision for loan losses	49	49	912	628	1,504

Net interest and dividend income after provision for loan losses	4,953	5,100	7,514	3,967	11,808

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

(Dollars in thousands, except share and per share data)

	Successor Company (1)		Predecessor Company (2)
	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011	181 Days Ended Dec. 28, 2010	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Noninterest income:
Fees for other services to customers	310	323	698	350	1,116
Net securities gains (losses)	47	47	17	(63)	(20)
Gain on sales of loans	295	344	1,867	141	708
Investment commissions	709	734	1,174	467	1,455
Insurance commissions	1,458	1,495	2,661	1,741	4,705
BOLI income	126	131	250	125	376
Bargain purchase gain	296	15,216	—	—	—
Other income	148	156	330	292	510

Total noninterest income	3,389	18,446	6,997	3,053	8,850

Noninterest expense:
Salaries and employee benefits	4,824	4,991	6,670	3,469	10,392
Occupancy and equipment expense	903	930	1,556	907	2,566
Professional fees	378	387	527	211	797
Data processing fees	326	337	618	300	927
Intangible assets amortization	439	444	344	177	549
Merger expense	132	3,182	94	157	157
Other	1,337	1,455	2,138	1,051	3,052

Total noninterest expense	8,339	11,726	11,947	6,272	18,440

Income before income tax (benefit) expense	3	11,820	2,564	748	2,218
Income tax (benefit) expense	(153)	(171)	768	217	542

Net income	$156	$11,991	$1,796	$531	$1,676

Net income available to common stockholders	$58	$11,891	$1,677	$470	$1,493

Weighted-average shares outstanding
Basic	3,492,498	3,492,498	2,330,197	2,322,332	2,321,726
Diluted	3,559,873	3,560,278	2,354,385	2,342,153	2,331,227
Earnings per common share:
Basic	$0.02	$3.39	$0.72	$0.20	$0.64
Diluted	$0.02	$3.33	$0.71	$0.20	$0.64

See accompanying notes to unaudited consolidated financial statements

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation on LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2011, December 28, 2010 and March 31, 2010

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock			Additional	Unearned		Accumulated Other
	Shares	Amount	Shares	Amount	Warrants	Paid-in Capital	Restricted Stock	Retained Earnings	Comprehensive Income	Total
Predecessor Company (2)
Balance at June 30, 2009	4,227	$4	2,321,332	$2,321	$133	$6,709	$—	$36,698	$1,451	$47,316
Net income for nine months ended March 31, 2010	—	—	—	—	—	—	—	1,676	—	1,676
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(125)	(125)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	2,006	2,006

Total comprehensive income	—	—	—	—	—	—	—	—	—	3,557

Dividends on preferred stock	—	—	—	—	—	—	—	(159)	—	(159)
Dividends on common stock at $0.27 per share	—	—	—	—	—	—	—	(626)	—	(626)
Stock options exercised	—	—	1,000	1	—	7	—	—	—	8
Accretion of preferred stock	—	—	—	—	—	20	—	(20)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	4	—	(4)	—	—

Balance at March 31, 2010	4,227	$4	2,322,332	$2,322	$133	$6,740	$—	$37,565	$3,332	$50,096

Predecessor Company (2)
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$—	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	—	—	—	—	—	—	—	1,796	—	1,796
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(27)	(27)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(1,863)	(1863)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(94)

Dividends on preferred stock	—	—	—	—	—	—	—	(106)	—	(106)
Dividends on common stock $0.18 per share	—	—	—	—	—	—	—	(419)	—	(419)
Stock options exercised	—	—	7,500	8	—	54	—	—	—	62
Accretion of preferred stock	—	—	—	—	—	13	—	(13)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$—	$38,593	$2,456	$50,349

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2011, December 28, 2010 and March 31, 2010

(Dollars in thousands)

(Continued)

	Preferred Stock		Common Stock			Additional	Unearned		Other
	Shares	Amount	Shares	Amount	Warrants	Paid-in Capital	Restricted Stock	Retained Earnings	Comprehensive Income	Total
Successor Company (1)
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	$313	$34,128	$—	$—	$—	$36,777
Net income for 93 days ended March 31, 2011	—	—	—	—	—	—	—	11,991	—	11,991
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	66	66
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(34)	(34)

Total comprehensive income	—	—	—	—	—	—	—	—	—	12,023

Acquisition accounting adjustment
Purchase accounting adjustment	—	—	—	—	93	(443)	—	—	—	(350)
Restricted stock award	—	—	13,026	13	—	168	(181)	—	—	—
Voting common stock issued	—	—	965,815	965	—	12,489	—	—	—	13,454
Non-voting common stock issued	—	—	195,351	195	—	2,526	—	—	—	2,721
Dividends on preferred stock	—	—	—	—	—	—	—	(53)	—	(53)
Dividends on common stock at $0.09 per share	—	—	—	—	—	—	—	(314)	—	(314)

Amortization of preferred stock	—	—	—	—	—	45	—	(45)	—	—
Stock award earned	—	—	—	—	—	—	9	—	—	9
SAR Option activity	—	—	—	—	—	526	—	—	—	526
Options expense	—	—	—	—	—	96	—	—	—	96

Balance at March 31, 2011	4,227	$4	3,505,524	$3,505	$406	$49,535	$(172)	$11,579	$32	$64,889

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation on LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	93 days ended March 31, 2011	181 days ended Dec. 28, 2010	Nine months ended March 31, 2010
Cash flows from operating activities:
Net income	$11,991	$1,796	$1,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	49	912	1,723
Provision for REO	56	113
Provision made for deferred compensation	57	105	146
Write-down of available-for-sale securities	—	—	103
Write-down of non-marketable securities	—	—	99
Amortization of intangible assets	444	344	549
BOLI income, net	(131)	(250)	(376)
Depreciation of premises and equipment	281	520	813
Net securities gains	(47)	(17)	20
Net (gain) loss on sale of acquired assets	(1)	(16)	219
Net (gain) disposal, write-down and sale of fixed assets	(4)	—	117
Net (gain) loss on sale of insurance business	—	(104)	(235)
Net change in loans held-for-sale	(525)	6,401	(138)
Net amortization (accretion) of securities	301	90	(23)
Bargain purchase gain	(15,216)	—	—
Change in other assets and liabilities:
Interest receivable	585	121	53
Prepayment FDIC assessment	—	—	(2,498)
Decrease in prepayment FDIC assessment	159	120	158
Other assets and liabilities	(702)	(831)	894

Net cash (used in) provided by operating activities	(2,703)	9,304	3,300

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	64,588	173	1,312
Purchases of available-for-sale securities	(51,029)	(19,001)	(59,188)
Proceeds from maturities and principal payments on available-for-sale securities	10,706	26,805	38,462
Loan originations and principal collections, net	10,955	14,440	2,989
Proceed from sale of portfolio loans	36,829	—	—
Purchases of premises and equipment	(463)	(490)	(645)
Proceeds from sales of premises and equipment	16	36	43
Proceeds from sales of acquired assets	184	483	418
Proceeds from sale of insurance businesses	—	154	534
Investment in low income tax credit	—		(1,031)

Net cash provided by (used in) investing activities	71,786	22,600	(17,106)

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	93 days ended March 31, 2011	181 days ended Dec. 28, 2010	Nine months ended March 31, 2010
Cash flows from financing activities:
Net increase (decrease) in deposits	24,122	(9,580)	(5,022)
Advances from the Federal Home Loan Bank	—	—	12,500
Repayment of advances from the Federal Home Loan Bank	(8,000)	—	(2,000)
Net repayments on Federal Home Loan Bank overnight advances	—	—	(815)
Net (decrease) increase in short-term borrowings	(49,817)	16,875	7,020
Dividends paid	(367)	(525)	(785)
Issuance of common stock	16,175	62	8
Purchase of interest rate caps	—	—	(325)
Repayment on debt from insurance agencies acquisitions	—	(496)	(634)
Repayment on capital lease obligation	(39)	(77)	(110)

Net cash (used in) provided by financing activities	(17,926)	6,259	9,837

Net increase (decrease) in cash and cash equivalents	51,157	38,163	(3,969)
Cash and cash equivalents, beginning of period	58,598	20,435	13,022

Cash and cash equivalents, end of period	$109,755	$58,598	$9,053

Supplemental schedule of cash flow information:
Interest paid	$2,971	$5,781	$10,550
Income taxes paid	28	846	340
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$27	$346	$2,034
Transfer from acquired assets to loans	—	56	45
Change in valuation allowance for unrealized losses (gains) on available-for-sale securities, net of tax	(3,366)	(1,890)	1,881
Net change in deferred taxes for unrealized losses (gains) on available-for-sale securities	1,734	974	(1,033)

Additional supplemental information as a result of the merger on December 29, 2010 is disclosed in Note 2, “Merger Transaction,” in the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation on LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

1.	Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly owned subsidiary, Northeast Bank (the “Bank”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2011, the results of operations for the three-month and 93-day period ended March 31, 2010, the 181-day period ended December 28, 2010 and the three- and nine-month periods ended March 31, 2010, the changes in stockholders’ equity for the 93-day period ended March 31, 2011, the 181-day period ended December 28, 2010 and the nine-month period ended March 31, 2010, and the cash flows for the 93-day period ended March 31, 2011, the 181-day period ended December 28, 2010 and the nine-month period ended March 31, 2010. Operating results for the nine-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K.

2.	Merger Transaction

On December 29, 2010, the merger of the Company and FHB Formation LLC (“FHB”) was consummated. FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

As a result of application of the acquisition method of accounting to the Company’s balance sheet, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, we have labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion. In addition, the lack of comparability means that the periods being reported in the fiscal year ending June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal year ended June 30, 2010.

Under the acquisition method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed recorded at fair value on the date of acquisition, are summarized in the following tables:

(Dollars in Thousands)
Consideration Paid:
FHB investors’ purchase of 937,933 existing Northeast shares, at $13.93 per Surviving Company share	$13,065
Existing Northeast shareholders’ retention of shares in Surviving Company, 1,393,399 shares at $13.93 per share	19,410

Total consideration paid:	$32,475

(Dollars in Thousands)
Net Assets Acquired:
Assets:
Cash and short-term investments	$58,598
Securities available for sale	153,315
Loans	369,498
Premises and equipment	7,905
Bank-owned life insurance	13,536
Core deposit intangible	5,924
Other identifiable intangibles	7,865
Other assets	14,409

$631,050

Liabilities and Preferred Equity:
Deposits	$378,523
Overnight borrowings	63,043
Term borrowings	125,409
Junior subordinated debentures issued to affiliated trusts	7,889
Other liabilities	4,400
Preferred stock	4,095

$583,359

Total identifiable net assets	$47,691

Consideration paid	$32,475

Bargain purchase gain recorded in income	$15,216

In this transaction, the estimated fair values of the Company’s net assets were greater than the purchase price. This resulted in a bargain purchase gain of $15.2 million in the 93-day period ended March 31, 2011. The transaction resulted in a gain principally because intangible asset fair values were identified totaling $13.7 million, while the purchase price paid by the Investors was based on the Company’s tangible book value as of September 30, 2009. Direct costs associated with the merger were expensed by the Company as incurred. Through March 31, 2011, those expenses–principally legal, accounting and investment banking fees–amounted to $3.9 million, of which $3.3 million was incurred in the nine-month period ended March 31, 2011.

The fair value of the loan portfolio was $369.5 million, and included $4.6 million of loans with evidence of deterioration in credit quality since origination for which it is probable, as of the transaction date, that the Company will be unable to collect all contractually required payments receivable. In accordance with ASC 310-30 this resulted in a non-accretable difference of $1.9 million, which is defined as the loan’s contractually required payments in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the transaction date. The Company’s previously established allowance for loan losses was not carried forward in the determination of loan fair value.

The core deposit intangible asset recognized as part of the transaction is being amortized over its estimated useful life of 9.7 years. Existing goodwill totaling $4.1 million, recorded in conjunction with previous insurance agency acquisitions, was eliminated when determining the fair value of net assets. Other insurance agency identifiable intangibles, principally the value of agency customer lists, were appraised by an insurance valuation specialist.

The fair value of savings and transaction accounts was assumed to approximate their carrying value, since these deposits have no stated maturity and are payable upon demand. The fair values of certificates of deposit and term borrowings were determined by discounting their contractual cash flows at current market rates.

Commitments in Connection with Regulatory Approval of the Merger

The merger required the approval of the Maine Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Those approvals contain certain commitments by the Company, including the following:

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

•

The Bureau requires that, for a two-year period, Northeast obtain the prior approval of the Bureau for any material deviation from the business plan. The Bureau’s approval includes other conditions on capital ratios and loan purchasing that are either the same as or less stringent than those of the Federal Reserve.

The Company and the Bank are currently in compliance with all commitments to the Federal Reserve and Bureau.

3.	Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include one- to four-family owner-occupied, second mortgages and equity lines of credit.

Consumer loans include personal and indirect loans for autos, boats and recreational vehicles. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture the relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses in the fiscal year ending June 30, 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The following is a summary of the composition of loans at the dates indicated:

	Successor Company	Predecessor Company
	March 31, 2011	June 30, 2010
(Dollars in thousands)
Residential real estate:
One- to four-family	$92,627	$102,584
Second mortgages	25,299	27,316
Equity lines of credit	25,246	25,713
Commercial	117,562	121,175
Construction	2,941	5,525

Total mortgage loans on real estate	263,675	282,313
Commercial loans	25,490	30,214
Consumer installment loans	23,891	69,782

Total loans	313,056	382,309
Less: Allowance for loan losses	14	5,806

Loans, net	$313,042	$376,503

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Successor Company	Predecessor Company
	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010	Nine Months Ended March 31, 2010
(Dollars in thousands)
Balance at beginning of period	$5,980	$5,806	$5,764
Add provision charged to operations	49	912	1,723
Recoveries on loans previously charged off	20	121	136

	6,049	6,839	7,623
Less: Loans charged off	55	859	1,700
Less: Allowance for loan losses eliminated in accordance with acquisition method of accounting	5,980	—	—

Balance at end of period	$14	$5,980	$5,923

Further information pertaining to the allowance for loan losses at March 31, 2011 follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Unallocated
	(Dollars in thousands)

Loans deemed to be impaired as of March 31, 2011	$48	$1,791	$—	$933	$—	$—
Loans not deemed to be impaired as of March 31, 2011	$143,124	$115,771	$2,941	$24,557	$23,891	$—

The following is a summary of past due and non-accrual loans at March 31, 2011:

	30-59 Days	60-89 Days	Past Due 90 Days or More	Total Past Due	Total Current	Non- Accrual Loans
	(Dollars in thousands)

Residential Real Estate:
Residential one- to four-family	$732	$933	$1,131	$2,796	$89,831	$1,315
Second mortgages	—	—	151	151	25,148	150
Equity lines of credit	—	47	—	47	25,199	38
Commercial real estate	957	—	699	1,656	115,918	3,511
Construction	—	—	121	121	2,820	121
Commercial	42	1	443	486	25,004	629
Consumer	952	289	556	1,797	22,094	555

Total	$2,683	$1,270	$3,101	$7,054	$306,014	$6,319

The following table provides additional information on impaired loans at March 31, 2011:

	Recorded Investments	Unpaid Principal Balance (1)	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential one- to four-family	$48	$48	$—
Commercial real estate	1,791	1,791	—
Commercial	933	933	—

Total	2,772	2,772	—

Impaired loans with a valuation allowance:
Residential real estate:
Residential one- to four-family	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—

Total	—	—	—

Total impaired loans	$2,772	$2,772	$—

(1)	Impaired loans are presented net of the fair value adjustments of $1.79 million resulting from the application of the acquisition method of accounting in connection with the merger on December 29, 2010.

The following is a summary of information pertaining to impaired loans at March 31, 2011:

	Successor Company	Predecessor Company
	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010	Nine months Ended March 31, 2010
(Dollars in thousands)
Average investment in impaired loans:
Residential one- to four-family	$12	$330	$244
Commercial real estate	1,715	3,366	5,373
Commercial	976	1,738	2,723

Total average investment in impaired loans	$2,703	$5,434	$8,340

Interest income recognized on impaired loans:
Residential one- to four-family	$1	$2	$3
Commercial real estate	30	76	220
Commercial	16	20	86

Total interest income recognized on impaired loans	$47	$98	$309

Interest income recognized on a cash basis:
on impaired loans:
Residential one- to four-family	$1	$2	$3
Commercial real estate	30	76	220
Commercial	16	20	86

Total interest income recognized a cash basis on impaired loans:	$47	$98	$309

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

The following table presents the Company’s loans by risk rating at March 31, 2011.

	Commercial Real Estate	Construction	Commercial
	(Dollars in thousands)
Loans rated 1-5	$105,372	$2,941	$22,211
Loans rated 6	12,190	—	3,279
Loans rated 7	—	—	—
Loans rated 8	—	—	—

	$117,562	$2,941	$25,490

4.	Junior Subordinated Debentures Issued to Affiliated Trust

NBN Capital Trust II and NBN Capital Trust III were formed in December 2003, and NBN Capital Trust IV was formed in December 2004, to issue and sell common and trust preferred securities, using the proceeds to acquire Junior Subordinated Deferrable Interest Notes (“Junior Subordinated Debentures”) from the Company. The Junior Subordinated Debentures are the sole assets of each of the trusts.

The following table summarizes the Junior Subordinated Debentures and the common and trust preferred securities issued by each affiliated trust at March 31, 2011. The Company has the right to redeem the Junior Subordinated Debentures at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Balances At Fair Value	Contractual Obligations	Interest Rate	Maturity Date
	(Dollars in thousands)

NBN Capital Trust II	$1,716	$3,093	3.11%	March 30, 2034
NBN Capital Trust III	1,716	3,093	3.11%	March 30, 2034
NBN Capital Trust IV	4,490	10,310	2.20%	February 23, 2035

Total	$7,922	$16,496	2.54%

NBN Capital Trust II and NBN Capital Trust III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the trust preferred securities of the trusts currently pay quarterly distributions at an annual rate of 3.11% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust II and NBN Capital Trust III and an annual rate of 2.20% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trusts. Based on the current rates and the impact of the interest rate swap referred to below, the annual interest expense on the trust preferred securities is approximately $676 thousand.

During the twelve months ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $3 million, $3 million and $10 million, respectively, of the Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income during a period of rising rates.

The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the Junior Subordinated Debentures for the first 200 basis points increase in three-month LIBOR. Once three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009 and the caps mature in five years.

The interest rate swap hedges Junior Subordinated Debentures resulting from the issuance of trust preferred stock by our affiliate NBN Capital Trust IV. The notional amount of $10 million represents the outstanding Junior Subordinated Debentures from this trust. Under the terms of the interest rate swap, Northeast pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. We receive quarterly interest payments of three month LIBOR plus 1.89% over the same term.

See Note 13 for additional information on derivatives.

5.	Securities

Securities available-for-sale at amortized cost and approximate fair values at March 31, 2011 and June 30, 2010 are summarized below:

	Successor Company		Predecessor Company
	March 31, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$27,166	$27,165	$8,583	$8,649
Mortgage-backed securities	99,513	99,377	126,538	133,862
Municipal bonds	—	—	11,905	12,007
Collateralized mortgage obligations	—	—	7,331	7,423
Corporate bonds	—	—	994	1,030
Equity securities	197	212	1,044	776
Trust preferred securities	401	473	584	441

	$127,277	$127,227	$156,979	$164,188

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	Successor Company		Predecessor Company
	March 31, 2011		June 30, 2010
	Gross	Gross	Gross	Gross
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$9	$10	$66	$—
Mortgage-backed securities	203	339	7,327	3
Municipal bonds	—	—	166	64
Collateralized mortgage obligations	—	—	92	—
Corporate bonds	—	—	36	—
Equity securities	16	1	5	273
Trust preferred securities	84	12	—	143

	$312	$362	$7,692	$483

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and June 30, 2010:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011:
Debt securities issued by U.S. Government-sponsored enterprises	$19,165	$10	$—	$—	$19,168	$10
Mortgage-backed securities	39,353	339	—	—	39,562	339
Equity securities	1	1	—	—	1	1
Trust preferred securities	74	12	—	—	72	12

	$58,593	$362	$—	$—	$58,803	$362

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010:
Mortgage-backed securities	$161	$3	$—	$—	$161	$3
Municipal bonds	2,608	20	830	44	3,438	64
Equity securities	190	10	473	263	663	273
Trust preferred securities	95	1	339	142	434	143

	$3,054	$34	$1,642	$449	$4,696	$483

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2011, except as discussed below.

Based on management’s assessment of available-for-sale securities, there has not been another-than-temporary decline in market value of certain trust preferred and equity securities for the nine months ended March 31, 2011. During the nine months ended March 31, 2010, write-downs of available-for-sale securities was $103 thousand and are included in other noninterest expense in the consolidated statements of income.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

The Company adopted the provisions of ASC 320-10 for the year ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Company does not intend to sell such security, and because it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

There were no other-than-temporary impairment losses on securities for the nine months ended March 31, 2011.

The amortized cost and fair values of available-for-sale debt securities at March 31, 2011 and June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$994	$1,030
Due after one year through five years	27,166	27,165	5,000	5,012
Due after five years through ten years	—	—	4,750	4,804
Due after ten years	401	473	11,323	11,282
Mortgage-backed securities(1)	99,513	99,377	133,868	141,284

	$127,080	$127,015	$155,935	$163,412

6.	Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank is as follows:

March 31, 2011
Amounts At Fair Value	Principal Amounts Due	Interest Rates	Maturity Dates For Periods Ended March 31,
(Dollars in thousands)
$10,240	$10,000	2.55% - 2.59%	2013
5,273	5,000	3.99	2014
12,790	12,500	2.91 – 3.08	2015
10,491	10,000	4.26	2017
5,180	5,000	4.29	2018

$43,974	$42,500

June 30, 2010
Principal Amounts Due	Interest Rates	Maturity Dates For Periods Ended June 30,
(Dollars in thousands)
$ 3,000	4.99%	2011
5,000	3.99	2012
15,000	2.55 – 3.99	2013
12,500	2.91 – 3.08	2015
10,000	4.26	2017
5,000	4.29	2018

$ 50,500

The Federal Home Loan Bank had the option to call $25 million of the outstanding advances at March 31, 2011. The options are continuously callable quarterly until maturity.

7.	Structured Repurchase Agreements

A summary of outstanding structured repurchase agreements is as follows:

March 31, 2011
Amounts At Fair Value	Principal Amounts Due	Interest Rate	Imbedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
(Dollars in thousands)
$21,037	$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,420	10,000	3.98%	Sold Floors	$20,000	Expired	August 28, 2012
10,518	10,000	4.18%	Purchased Caps	$10,000	Expired	December 13, 2012
10,624	10,000	4.30%	Purchased Caps	$10,000	3.79%	July 3, 2013
10,705	10,000	4.44%	Purchased Caps	$10,000	3.81%	September 23, 2015
5,130	5,000	2.86%	None			March 25, 2014

$68,434	$65,000

June 30, 2010
Amount	Interest Rate	Imbedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
			(Dollars in thousands)
$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,000	3.98%	Sold Floors	$20,000	Expired	August 28, 2012
10,000	4.18%	Purchased Caps	$10,000	4.88%	December 13, 2012
10,000	4.30%	Purchased Caps	$10,000	3.79%	July 3, 2013
10,000	4.44%	Purchased Caps	$10,000	3.81%	September 23, 2015
5,000	2.86%	None			March 25, 2014

$65,000

No leveraging strategies were implemented in the fiscal year ending June 30, 2011. For the leveraging strategies implemented in the fiscal year ended June 30, 2009, the Company pledged mortgage-backed securities of $28.2 million, at inception, as collateral for $25 million borrowed in three transactions. The transactions maturing July 2013 and September 2015 of $10 million each had imbedded interest rate caps as summarized in the table above. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer during the three years ended July 3, 2011 and during the four years ended September 23, 2012, respectively. Each agreement can be called quarterly thereafter. The transaction in March 2009, which did not have imbedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of the three agreements.

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

The collateral pledged for these borrowings consists of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association issued mortgage-backed securities with a fair value of $56.3 million and cash of $17.6 million as of March 31, 2011.

8.	Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

In connection with the transaction with FHB, the Company adopted the Northeast Bancorp 2010 Stock Option and Incentive Plan (the “Plan”), which provides for awards of stock-based compensation, including options, stock appreciation rights, restricted stock and other equity-based incentive awards. The maximum number of authorized shares of stock that may be issued under the plan is 810,054 shares. The Company’s previous stock option plans were terminated on the transaction date, and 10,500 outstanding vested options under those plans were exchanged for options to acquire shares of surviving company common stock, with terms that are substantially identical to the existing options.

On December 29, 2010, the Company granted an award of 13,026 shares of restricted stock to a senior executive in the Company’s Northeast Community Banking Division (“NCBD”). The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award has been determined to have a fair value of $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013.

On December 29, 2010, the Company awarded options to purchase 594,039 shares of the Company’s common stock from the Plan to certain officers of the Company and/or the Bank. 259,218 of these options vest ratably over a five-year period, and have been determined to have a fair value of $3.85 per share. 21,601 options vest ratably over a three-year period, and have been determined to have a fair value of $3.85 per share. 10,801 options vest ratably over a four-year period, and have been determined to have a fair value of $3.85 per share. 64,803 options vest ratably over years three through five, and have been determined to have a fair value of $3.85 per share. 237,616 of these options are performance-based, and have been divided into three tranches, each of which will vest if certain qualitative conditions are satisfied and the Company’s stock price exceeds a specified hurdle price for a period of 50 of the previous 75 consecutive trading days. The performance-based options have been determined to have a fair value of $2.43 per share. The strike price for all awards is $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. All have a contractual life of 10 years from the date of grant, and are subject to recoupment if (i) the Board determines that gross negligence, intentional misconduct or fraud by the awardee caused or was a significant contributing factor to a materially adverse restatement of the Company’s financial statements and (ii) the vesting of an award was calculated or contingent upon the achievement of financial or operating results that were affected by the restatement and the vesting would have been less had the financial statements been correct.

The Company assumed a liability in the amount of $509,000 from FHB for the estimated cost of stock appreciation rights (“SARs”) with respect to 162,010 shares, awarded on December 29, 2010 to two individuals who had been actively involved with FHB from its inception in February 2009. 81,004 of the SARs were subject to certain time-based restrictions on exercisability (the “Time-Based SARs”), and 81,006 of the SARs were subject to certain performance-based restrictions on exercisability (the “Performance-Based SARs”). Following the amendment of the Company’s articles of incorporation on March 21, 2011, the Compensation Committee of the Company voted to accelerate the exercisability of the Time-Based SARs. The Time-Based SARs became immediately exercisable and were exercised on March 24, 2011. In connection with the exercise of the Time-Based SARs, the Company issued options to purchase 81,004 shares of the Company’s non-voting common stock with an exercise price of $14.52 per share. The option shares will become exercisable in five equal annual installments commencing on December 29, 2010. In addition, the Company entered into certain Amended and Restated Performance-Based Appreciation Rights Agreements, pursuant to which the Performance-Based SARs will become automatically exercisable (and shall be exercised) for $0.59 per share in the event that relevant performance thresholds are satisfied. In connection with the Amended and Restated Performance-Based Appreciation Rights Agreements, the Company issued options to purchase 81,006 shares of the Company’s non-voting common stock with an exercise price of $14.52 per share. The options will become exercisable upon the satisfaction of certain performance conditions. The net effect of the exercise of the Time-Based SARs and the execution of the Amended and Restated Performance-Based Appreciation Rights Agreements, together with the option issuance, on operating results for the quarter ended March 31, 2011 was $113 thousand, included in merger expense.

At March 31, 2011, none of the restricted stock, option or Performance-Based SAR awards granted on December 29, 2010 were exercisable.

Employee Benefits:

In connection with the merger, the Company entered into one-year employment agreements with four senior executives in the NCBD. In addition, three senior executives in the NCBD received retention payments equal to one year’s base salary, aggregating $450 thousand, paid in the quarter ended March 31, 2011.

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

In fiscal year 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street, Lewiston, Maine. The present value of the lease payments over fifteen years ($264 thousand per year for each of the initial ten years of the lease term and $306 thousand per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. The Bank’s commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27 thousand square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligations at March 31, 2011 are as follows:

(Dollars in thousands)
2011	$264
2012	264
2013	264
2014	264
2015	292
2016 and thereafter	1,328

Total minimum lease payments	2,676
Less imputed interest	562

Capital lease obligation	$2,114

10.	Insurance Agency Acquisitions

Northeast Bank Insurance Group, Inc., a subsidiary of the Bank, acquired one insurance agency in the fiscal year ended June 30, 2009, three insurance agencies in the fiscal year ended June 30, 2008 and four insurance agencies in the fiscal year ended June 30, 2007. Each acquisition was made as a purchase of assets for cash and a note, with the exception of the Palmer Insurance Agency (“Palmer”), which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates (“Goodrich”), which was a purchase of assets for cash. Each agency operates at the location being used at the time of the acquisition except Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford Insurance Agency (“Hartford”), which was relocated to our agency office in Auburn, Maine; and Russell Insurance Agency (“Russell”), which was relocated to the agency office in Anson, Maine.

All acquisitions were accounted for using the purchase method of accounting and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet. All purchase and sale agreements, except the agreements relating to the Russell and Hartford, call for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date. During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine Insurance Agency (“Southern Maine”) acquisition were reduced by $98.3 thousand in accordance with this stipulation. The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser. The useful lives of these intangibles range from eleven to twenty-four years. Non-compete intangible useful lives are amortized over a range of ten to fifteen years.

The debt incurred is payable to the seller of each agency. Each note bears an interest rate of 6.50% over terms as follows: the Palmer debt is payable over a term of seven years; the Sturtevant and Ham, Inc. (“Sturtevant”) debt is payable over a term of three years; the Southern Maine debt is payable over a term of four years; and the Russell debt is payable over a term of two years. Hartford, Spence & Matthews, and Hyler are payable over a term of seven years. Hartford, Spence & Matthews, Inc. (“Spence & Matthews”), and Hyler Agency (“Hyler”) have debt of $100 thousand, $800 thousand, and $200 thousand, respectively, which bears no interest and has been recorded at its present value assuming a discount rate of 6.50%. The Bank guaranteed the debt repayment to each seller.

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

	Acquisitions
Purchase price	2009	2008
	(Dollars in thousands)
Cash paid	$715	$3,701
Debt incurred	—	2,824
Acquisition costs	3	37

Total	$718	6,562

Allocation of purchase price:
Goodwill	$100	1,545
Customer list intangible	480	3,905
Non-compete intangible	135	1,100
Fixed and other assets	3	12

Total	$718	$6,562

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

The customer list of our Mexico, Maine insurance agency office was sold to UIG, Inc. on December 31, 2009. The customer list and certain fixed assets of our Rangeley, Maine insurance agency office were sold to Morton & Furbish Insurance Agency on January 31, 2010. Since these offices were part of the Solon-Anson Insurance Agency, Inc. acquired on September 29, 2004, the customer list intangibles were allocated based upon the gross commission revenues for the Mexico and Rangeley offices as a percentage of the total commission revenue of the Solon-Anson Insurance Agency, Inc. The land and buildings in Mexico and Rangeley have been listed for sale by Northeast Bank Insurance Group, Inc. Impairment expense of $46 thousand and $91 thousand was recognized for the Mexico and Rangeley buildings, respectively, in order to adjust the carrying values to the expected sales price in the fiscal year ended June 30, 2010. The Rochester, New Hampshire office was closed in May, 2010, and servicing of customer accounts from that office was transferred to the Berwick, Maine office. The customer list, certain fixed assets and the office lease of the Jackman office were sold to World-Wide Risk Management Inc. on December 22, 2010.

The following summarizes entries made to record the sale for the nine months ended March 31, 2011:

Jackman
(Dollars in thousands)
Sale price	$154
Allocated customer list, net of amortization	44
Fixed assets, net of accumulated depreciation	6

Gain recognized	$104

The following summarizes entries made to record the sales for the year ended June 30, 2010:

	Mexico	Rangeley
	(Dollars in thousands)
Sale price	$270	$280
Allocated customer list, net of amortization	154	146
Fixed assets, net of accumulated depreciation	—	5

Gain recognized	$116	$129

11.	Earnings Per Share (EPS)

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

	Successor Company		Predecessor Company
	Three Months Ended Mar. 31, 2011	93 Days Ended Mar. 31, 2011	181 Days Ended Dec. 28, 2010	Three Months Ended Mar. 31, 2010	Nine Months Ended Mar. 31, 2010
Earnings per common share
Net Income	$156	$11,991	$1,796	$531	$1,676
Preferred stock dividends	(53)	(55)	(104)	(53)	(159)
Accretion of preferred stock	(44)	(44)	(13)	(7)	(20)
Amortization of issuance costs	(1)	(1)	(2)	(1)	(4)

Net income available to common shareholders	$58	$11,891	$1,677	$470	$1,493
Dividends and undistributed earnings allocated to unvested shares of stock awards	—	(44)	—	—	—

Net income applicable to common shareholders	$58	$11,847	$1,677	$470	$1,493

Average common shares issued and outstanding	3,492,498	3,492,498	2,330,197	2,322,332	2,321,726

Earnings per common share	$0.02	$3.39	$0.72	$0.20	$0.64

Diluted earnings per Common share
Net income applicable to common shareholders	$58	$11,891	$1,677	$470	$1,493
Dividends and undistributed earnings allocated to unvested shares of stock awards	—	(44)	—	—	—

Net income available to common shareholders	$58	$11,847	$1,677	$470	$1,493

Average common shares issued and outstanding	3,492,498	3,492,498	2,330,197	2,322,332	2,321,726
Dilutive potential common shares	67,375	67,780	24,188	19,821	7,366

Total diluted average common shares issued and outstanding	3,559,873	3,560,278	2,354,385	2,342,153	2,329,092

Diluted earnings per common share	$0.02	$3.33	$0.71	$0.20	$0.64

12.	Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements,” the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. Government-sponsored enterprise securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at March 31, 2011 and June 30, 2010.

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2011.

The following summarizes assets measured at fair value for the period ended March 31, 2011 and June 30, 2010.

Assets Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities available-for-sale	$127,227	$685	$126,542	$—
Other assets – purchased interest rate caps	99	—	99	—

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities available-for-sale	$164,188	$3,717	$160,471	$—
Other assets – purchased interest rate caps	114	—	114	—

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

Assets Measured At Fair Value On A Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Impaired Loans	$2,772	$—	$—	$2,772
Acquired assets	805	—	—	805
Premises	362			362

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Impaired Loans	$1,020	$—	$—	$1,020
Acquired assets	501	—	—	501
Premises	402			402

The following tables show the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011 and 2010.

	2011	2010
	(Dollars in thousands)
Beginning balance at July 1	$1,020	$1,196
Loans transferred in(out) of Level 3	1,752	(182)

Ending balance at March 31	$2,772	$1,014

The following table shows the changes in the fair value of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011.

2011
(Dollars in thousands)
Beginning balance at July 1	$501
Loans transferred in Level 3	304

Ending balance at March 31	$805

The following table shows the changes in fair value of premises measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011.

2011
(Dollars in thousands)
Beginning balance at July 1	$402
Premises transferred out Level 3	(40)

Ending balance at March 31	$362

Liabilities Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using:
March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Derivative financial instruments	$321	$—	$—	$321

	Fair Value Measurements at Reporting Date Using:
June 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Derivative financial instruments	$413	$—	$—	$413

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011.

2011
(Dollars in thousands)
Beginning balance at July 1	$413
Transferred out of Level 3	(92)

Ending balance at March 31	$321

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

Fair value estimates, methods and assumptions are set forth below for the Company’s significant financial instruments.

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

Federal Home Loan Bank and Federal Reserve Stock - The carrying value of Federal Home Loan Bank stock and Federal Reserve stock approximates fair value based on redemption provisions of the Federal Home Loan Bank and the Federal Reserve.

Loans and Loans held-for-sale - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

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

Interest Receivable - The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than ninety days. Therefore, this financial instrument has been adjusted for estimated credit loss.

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

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Company’s net assets could increase.

Borrowings - The fair value of the Company’s borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

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

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents the estimated fair value of the Company’s significant financial instruments at March 31, 2011 and June 30, 2010:

	March 31, 2011			June 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$109,755	$109,755	$20,435	$20,435
Available-for-sale securities	127,227	127,227	164,188	164,188
Federal Home Loan Bank and Federal Reserve stock	5,486	5,486	5,486	5,486
Loans held-for-sale	8,378	8,378	14,254	14,289
Loans, net	313,042	312,681	376,503	387,008
Accrued interest receivable	1,375	1,375	2,081	2,081
Other assets – purchased interest rate caps	99	99	114	114

Financial liabilities:
Deposits (with no stated maturity)	187,859	187,859	179,846	179,846
Time deposits	213,505	214,505	204,351	209,756
Federal Home Loan Bank advances	43,974	43,974	50,500	53,907
Structured repurchase agreements	68,434	68,434	65,000	70,897
Other borrowings	2,134	2,134	2,630	2,801
Short-term borrowings	13,226	13,226	46,168	46,168
Capital lease obligation	2,114	2,114	2,231	2,481
Junior subordinated debentures issued to affiliated trusts	7,922	7,992	16,496	6,765
Other liabilities – interest rate swaps	321	321	413	413

13.	Derivatives

The Company has stand alone derivative financial instruments in the form of interest rate caps which derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and a swap agreement which derives its value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as derivative assets and derivative liabilities.

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

At March 31, 2011, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:

	Interest Rate Caps	Interest Rate Swap

Notional amount (Dollars in thousands)	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.20%
Strike rate based on 3 month LIBOR	2.505%
Weighted average maturity in years	3.50	3.92
Unrealized gains	5	95

The Company purchased two interest rate caps for $325,000, which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the three months ended March 31, 2011, no interest rate cap or swap agreements were terminated prior to maturity. At March 31, 2011, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815, “Derivatives and Hedging Overview.” Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. None of the other comprehensive income was reclassified into interest expense during the three months ended March 31, 2011.

Risk management results for the three months ended March 31, 2011 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of March 31, 2011, none of the losses reported in other comprehensive income related to the interest rate caps and swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three-months ended June 30, 2011.

March 31, 2011	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest Rate Caps	Other Assets	$99
Interest Rate Swaps	Other Liabilities	321

June 30, 2010	Asset Derivatives
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest Rate Contracts	Other Assets	$114
Interest Rate Swaps	Other Liabilities	413

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

14.	Recent Accounting Pronouncements

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

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU. The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted.

15.	Subsequent Events

Management has evaluated subsequent events through May 11, 2011, which is the date the financial statements were available to be issued. There were no subsequent events that require adjustment to, or disclosure in, the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. In addition, the Company may from time to time make such oral or written “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the Company’s approval.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Financial Statement Presentation and Reporting of Non-GAAP Results of Operations

On December 29, 2010, the merger of the Company and FHB Formation LLC (“FHB”) was consummated. FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

As a result of application of the acquisition method of accounting to the Company’s balance sheet, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, we have labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion. In addition, the lack of comparability means that the periods being reported in the fiscal year ending June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal year ended June 30, 2010.

However, in discussing our results of operations for the fiscal year ending June 30, 2011 relative to prior periods, we believe it is most useful to combine the pre-merger and post-merger periods. While GAAP statements for the third quarter of fiscal years 2011 and 2010 present results of operations for three month periods, there are no comparable nine-month periods of fiscal year 2011 and fiscal year 2010. Accordingly, we have presented our fiscal year 2011 results below as the addition of the 181-day period for the Predecessor Company and 93-day period for the Successor Company. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

The following combined income statement presentation for the nine months ended March 31, 2011 is non-GAAP. For purposes of comparing our post-merger results to prior periods, the income statement for the nine months ended March 31, 2011 is the mathematical addition of the Predecessor and Successor Company periods.

	GAAP-Based Operating Results		Non-GAAP Financial
	Successor Company	Predecessor Company	Measure: Combined
	For the Period Dec. 29, 2010 To Mar. 31, 2011	For the Period July 1, 2010 to Dec 28, 2010	Total For the nine months ended Mar. 31, 2011	For the nine months ended Mar. 31, 2010
	(Dollars in thousands)
Interest income	$6,846	$14,378	$21,224	$23,644
Interest expense	1,697	5,952	7,649	10,332

Net interest income	5,149	8,426	13,575	13,312
Provision for loan losses	49	912	961	1,504

Net interest income after provision for loan losses	5,100	7,514	12,614	11,808
Fees for other services to customers	323	698	1,021	1,116
Net securities gains	47	17	64	(20)
Gain on sales of loans	344	1,867	2,211	708
Investment commissions	734	1,174	1,908	1,455
Insurance commissions	1,495	2,661	4,156	4,705
BOLI income	131	250	381	376
Bargain purchase gain	15,216	—	15,216	—
Other noninterest income	156	330	486	510

Total noninterest income	18,446	6,997	25,443	8,850
Salaries and employee benefits	4,991	6,670	11,661	10,392
Intangible assets amortization	444	344	788	549
Merger Expense	3,182	94	3,276	157
Other noninterest expense	3,109	4,839	7,948	7,342

Total noninterest expense	11,726	11,947	23,673	18,440

Income before income tax expense	11,820	2,564	14,384	2,218
Income tax (benefit) expense	(171)	768	597	542

Net income	$11,991	$1,796	$13,787	$1,676

Net income available to common stockholders	$11,891	$1,677	$13,568	$1,493

Earnings per common share:
Basic	$3.39	$0.72	$4.97	$0.64
Diluted	$3.33	$0.71	$4.92	$0.64
Return on average assets	7.67%	0.57%	2.94%	0.37%
Return on average equity	72.56%	6.94%	32.76%	4.54%

Overview

For the quarter ended March 31, 2011, the Company earned net income of $156 thousand and net income available to common shareholders of $58 thousand or $0.02 per diluted share, compared to earned net income of $531 thousand and net income available to common shareholders of $470 thousand or $0.20 per diluted share, for the same period in the fiscal year ended March 31, 2010. The principal factors contributing to the reduction in quarterly net income between the two periods was an increase in noninterest expense, offset in part by increases in net interest income and noninterest income and a decrease in the provision for loan losses.

For the nine months ended March 31, 2011, the Company earned net income of $13.8 million and net income available to common shareholders of $13.6 million, or $4.92 per diluted share, results that included a bargain purchase gain of $15.2 million and merger expense of $3.3 million. Excluding those items reduces net income to $1.8 million and net income available to common shareholders to $1.6 million, or $0.59 per diluted share for the nine months ended March 31, 2011.

This compares to net income of $1.8 million and net income available to common shareholders of $1.7 million, or $0.71 per diluted share, for the nine-months ended March 31, 2010. Similar to the quarterly results, earnings for the first nine months of the fiscal year ending June 30, 2011 included higher net interest income, lower provision for loan losses, and higher non-interest income and operating expenses, when contrasted against the results for the nine months ended March 31, 2010.

Description of Operations

The Company is a Maine corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Federal Reserve is the primary regulator of the Company, and it supervises and examines our activities. The Company also is a registered Maine financial institution holding company under Maine law and is subject to regulation and examination by the Superintendent of Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of March 31, 2011, we had ten banking offices, one financial center, three loan production offices, and ten insurance offices located in western and south-central Maine and southeastern New Hampshire. In early January, 2011, the Company opened an office in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts, to house the Company’s new senior management team and other business development staff. At March 31, 2011, we had consolidated assets of $607.4 million and consolidated stockholders’ equity of $65.0 million.

The Company’s principal asset is all of the capital stock of Northeast Bank (the “Bank”), a Maine state-chartered universal bank. The Company’s results of operations are primarily dependent on the results of the operations of the Bank. The Bank’s 10 branch offices are located in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Poland, Portland, and South Paris, Maine. The Bank’s financial center is located in Falmouth, Maine and houses our investment brokerage division which offers investment, insurance and financial planning products and services. We operate residential real estate loan production offices in Portsmouth, New Hampshire and Bangor, Maine.

The Bank’s wholly-owned subsidiary, Northeast Bank Insurance Group Inc, is our insurance agency. Its 10 offices are located in Anson, Auburn, Augusta, Berwick, Bethel, Livermore Falls, Thomaston, Turner, Scarborough, and South Paris, Maine. Eight agencies have been acquired previously: Goodrich Insurance Associates was acquired on May 15, 2009; Hyler Agency of Thomaston, Maine, was acquired on December 11, 2008; Spence & Matthews, Inc. of Berwick, Maine, and Rochester, New Hampshire, was acquired on November 30, 2008; Hartford Insurance Agency of Lewiston, Maine, was acquired on August 30, 2008; Russell Agency of Madison, Maine, was acquired on June 28, 2008; Southern Maine Insurance Agency of Scarborough, Maine, was acquired on March 30, 2008; Sturtevant and Ham, Inc. of Livermore, Maine, was acquired on December 1, 2006; and Palmer Insurance of Turner, Maine, was acquired on November 28, 2006. Following the acquisitions, the Russell Agency was moved to our existing agency office in Anson, Maine, the Hartford Insurance Agency was moved to our existing agency office in Auburn, Maine, and Goodrich Insurance Associates was moved to our existing agency office in Berwick, Maine. We sold the agency located in Jackman on December 8, 2010. The customer list of agency offices in Mexico and Rangeley were sold and closed in December, 2009 and January, 2010 respectively.

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

Bank Strategy

The principal business of the Bank consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and consumer loans. The Bank sells residential mortgage loans into the secondary market. The Bank also invests in mortgage-backed securities and bonds issued by United States government sponsored enterprises. The Bank’s profitability depends primarily on net interest income, which continues to be our largest source of revenue and is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets (i.e., loans and investments) and interest-bearing liabilities (i.e., customer deposits and borrowed funds).

The Company is also working to develop two new Bank business initiatives: a Loan Acquisition and Servicing Group, which will seek to purchase performing commercial loans for portfolio and service commercial loans for third parties, and an Online Deposit Program, intended to provide a new source of core deposit funding for the Bank.

Financial Condition

Overview

Total assets declined to $607.4 million at March 31, 2011 from $622.6 million as of June 30, 2010, a decrease of $15.2 million. This 2.4% reduction in assets was undertaken, in part, to increase the Company’s Tier 1 leverage ratio, which increased from 9.57% at the beginning of the quarter to 10.15% at March 31, 2011. In connection with the regulatory approval of the recent merger transaction, the Company is required to maintain a Tier 1 leverage ratio of 10% or greater, effective June 30, 2011. The decrease in total assets was attributable to decreases of $63.5 million in net loans, $5.9 million in loans held-for-sale and $37.0 million in available for sale securities. Offsetting these decreases, in part, were increases in short-term investments of $93.1 million, an increase in intangible assets of $2.0 million as a result of fair value adjustments, a decrease in short term borrowings of $32.9 million, and an increase stockholders’ equity of $14.0 million. The reduction in net loans includes $36.3 million of loan sales from the Company’s indirect consumer and residential real estate portfolios. Total deposits increased $17.2 million, or 4.5%, primarily from the promotion of six, twelve and twenty-four month certificates of deposits during the quarter ended March 31, 2011.

Total stockholders’ equity was $64.9 million and $50.9 million at March 31, 2011 and June 30, 2010, respectively, an increase of $14.0 million, or 27.5%. The change in stockholders’ equity was due principally to the merger, which reset the Company’s common equity accounts due to the application of the acquisition method of accounting, and provided $16.2 million of new capital from the issuance of new shares.

Assets

Short-term Investments

Short-term investments were $106.5 million as of March 31, 2011, an increase of $93.1 million, or 693.6%, from $13.4 million at June 30, 2010. This increase was the result of an increase in capital as a result of the merger with FHB, an increase in deposits, and decreases in investment securities, net loans and loans held-for-sale.

Securities

Available for sale securities were $127.2 million as of March 31, 2011, a decrease of $37.0 million, or 22.5%, from $164.2 million as of June 30, 2010. This decrease was primarily due to the cash flow from amortization of mortgage-backed securities, and the sale of municipal bonds, U.S. government agencies and equity securities.

The investment portfolio as of March 31, 2011 consisted of mortgage-backed and debt securities issued by U.S. government-sponsored enterprises, and equity securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The following table shows the amortized cost and fair value of our securities (all of which are classified as ‘available for sale’) at the dates indicated:

	March 31, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$27,166	$27,165	$8,583	$8,649
Municipal obligations	—	—	11,905	12,007
Corporate obligations	—	—	994	1,030

	27,166	27,165	21,482	21,686
Mortgage-backed securities	99,513	99,377	133,869	141,285

Total debt securities	126,679	126,542	155,351	162,971

Trust preferred securities	401	473	584	441
Preferred securities	197	212	312	253
Equity securities	—	—	732	523

Total equity securities	598	685	1,628	1,217

Total available for sale securities	$127,277	$127,227	$156,979	$164,188

Restricted equity securities:
Federal Reserve Bank stock	$597	$597	$597	$597
Federal Home Loan Bank of Boston stock	4,889	4,889	4,889	4,889

Total restricted equity securities	$5,486	$5,486	$5,486	$5,486

The following supplemental table provides information regarding the issuers of our securities as of March 31, 2011:

	March 31, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal National Mortgage Association	$12,615	$12,619
Federal Home Loan Mortgage Corporation	5,999	5,995
Federal Home Loan Bank	6,060	6,054
Federal Farm Credit Bureau	2,492	2,497

Government-sponsored enterprise obligations	27,166	27,165

Federal National Mortgage Association	66,390	66,262
Government National Mortgage Association	17,265	17,245
Federal Home Loan Mortgage Corporation	15,858	15,870

Mortgage-backed securities	99,513	99,377

Total debt securities	126,679	126,542

Trust preferred securities	401	473
Preferred stock	197	212

Total equity securities	598	685

Total available-for-sale securities	$127,277	$127,227

Our entire securities portfolio was classified as available-for-sale at March 31, 2011 and June 30, 2010, and carried at fair value on that date. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on sales of securities are recognized at the time of sale using the specific identification method. The amortized cost and fair value of available-for-sale securities at March 31, 2011 were $127.3 million and $127.2 million, respectively. The difference between the fair value and the cost (which reflects fair value adjustments made in the application of acquisition accounting in connection with the merger transaction) of the securities of $50 thousand was primarily attributable to a decrease in the market value of mortgage-backed securities.

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities’ sustainable market values based on the underlying company’s profitability. Five trust preferred and three preferred stock securities in the Bank’s equity securities portfolio have credit ratings below our investment grade. Each of the trust preferred and preferred stock securities was subject to impairment testing at March 31, 2011. No impairment expense was recognized for the three- and nine-month periods ended March 31, 2011.

Loan Portfolio

Total loans, including loans held-for-sale, amounted to $321.4 million as of March 31, 2011, a decrease of $69.3, or 17.7%, from $390.8 million as of June 30, 2010. Compared to June 30, 2010, loans held-for-sale decreased $5.9 million, or 41.2%, residential real estate loans decreased $12.4 million, or 8.0%, commercial real estate loans decreased $3.6 million, or 3.0%, commercial loans decreased $4.7 million, or 15.6%, and consumer loans decreased $45.9 million, or 65.8%. Construction loans decreased $2.6 million, or 46.8%. Of the total decrease in loans, 54% was due to loan sales in the quarter ended March 31, 2011, principally indirect consumer loans. The remainder of the decrease was the result of net amortization and payoffs of residential and commercial loans, plus the $5.9 million reduction in loans held for sale. The following table shows the composition of the loan portfolio excluding loans held for sale of $8.4 million and $14.3 million as of March 31, 2011 and June 30, 2010, respectively.

	March 31, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans:
Residential	$92,627	29.59%	$102,204	26.73%
Commercial	117,562	37.55%	121,175	31.70%
Construction	2,941	0.94%	5,525	1.45%
Home equity	50,545	16.15%	53,409	13.97%

	263,675	84.23%	282,313	73.85%
Other loans:
Commercial	25,490	8.14%	30,214	7.90%
Consumer	23,891	7.63%	69,782	18.25%

	49,381	15.77%	99,996	26.15%

Total loans	313,056	100.00%	382,309	100.00%

Other items:
Allowance for loan losses	(14)		(5,806)

Total loans, net	$313,042		$376,503

We currently plan to continue to sell most newly originated residential real estate loans in the secondary market. Residential real estate loans originated for the three and nine months ended March 31, 2011 were $26.3 million and $124.9 million, respectively. Loans sold into the secondary market for the three and nine months ended March 31, 2011 were $27.4 million and $123.3 million, respectively. Additionally, $5.7 million of residential portfolio loans were sold in the quarter ended March 31, 2011.

Of the total loan portfolio, 60.4% have variable interest rates at March 31, 2011 compared to 53.1% at June 30, 2010.

Consumer loan balances continue to decline, since we terminated all consumer indirect lending effective October 31, 2008 and we sold $30.6 million of indirect auto, boat and RV loans in the quarter ended March 31, 2011. Our decision to exit this line of business was based on its low profitability and our expectation that an acceptable level of returns was not likely to be attained in future periods. At March 31, 2011 and June 30, 2010, consumer loans represented 8% and 18%, respectively of total loans.

Classification of Assets

Loans are classified as non-performing when 90 days past due, unless a loan is well-secured and in process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, are also designated as non-performing. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $6.3 million at March 31, 2011, net of a $3.0 million fair value adjustment, compared to $8.8 million at June 30, 2010. Non-performing loans as a percentage of total loans were 2.0% and 2.3% of total loans, respectively at March 31, 2011 and June 30, 2010. The following table shows the composition of the Bank’s non-performing loans at the dates indicated:

Description:	March 31, 2011	June 30, 2010
	(Dollars in thousands)

Residential Real Estate	$1,503	$3,002
Commercial Real Estate	3,511	3,701
Construction Loan	121	—
Commercial Loans	629	1,744
Consumer and Other	555	394

Total non-performing	$6,319	$8,841

Of total non-performing loans at March 31, 2011, $2.5 million was current and paying, compared to $3.2 million at June 30, 2010, a decrease of $0.7 million, which represents loans that have been returned to full accrual status. The Bank typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of performance. At March 31, 2011 and June 30, 2010, the Bank had $1.0 million in loans classified special mention or substandard that management believes could potentially become non-performing due to delinquencies or marginal cash flows. The following table shows the quarterly trend of the Bank’s loans 30 days or more past due as a percentage of total loans:

03/31/11	12/31/10	9/30/10	6/30/10	3/31/10
2.25%	1.94%	2.74%	2.84%	3.41%

Allowance for Loan Losses

The Company’s allowance for loan losses was $14 thousand as of March 31, 2011. This amount reflects the application of the acquisition method of accounting for the merger on December 29, 2010, and is therefore not comparable to the allowance for loan losses of $5.8 million at June 30, 2010. The allowance for loan losses represented less than 0.19% of total loans at March 31, 2011 and 1.63% immediately prior to the transaction date and was 1.52% of total loans at June 30, 2010. The allowance for loan losses was set to zero on the date of the transaction when the loan portfolio was marked to its then current fair value. Since that date, the Company is creating a new allowance, as new loans are booked or in the event that credit exposure in the pre-merger loan portfolio exceeds that estimated when fair values were determined.

The allowance for loan losses represents management’s estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the nine months ended March 31, 2011, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses. See Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this report for additional information on the allowance for loan losses.

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below. The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories. The merger-related fair value adjustments virtually eliminated the allowance for loan losses as of March 31, 2011.

	March 31, 2011			June 30, 2010
	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans
	(Dollar in thousands)

Mortgage loans on real estate:
Residential	$4	$92,627	29.59%	$1,211	$102,204	26.73%
Commercial	4	117,562	37.55%	1,412	121,175	31.70%
Construction	—	2,941	0.94%	50	5,525	1.45%
Home equity	—	50,545	16.15%	353	53,409	13.97%

	8	263,675	84.23%	3,026	282,313	73.85%

Other loans:
Commercial	3	25,490	8.14%	1,051	30,214	7.90%
Consumer	3	23,891	7.63%	1,462	69,782	18.25%
Unallocated (1)	—	—	0.00%	267	—	0.00%

	6	49,381	15.77%	2,780	99,996	26.15%

Total	$14	$313,056	100.00%	$5,806	$382,309	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.

The following table details the activity in our allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$—	$5,872	$5,806	$5,764

Charge-offs:
Residential mortgage loans	(21)	(23)	(82)	(139)
Commercial loans	(13)	(403)	(438)	(687)
Consumer loans	(21)	(184)	(395)	(654)

Total charge-offs	(55)	(610)	(915)	(1,480)

Recoveries:
Residential mortgage loans	—	—	53	34
Commercial loans	3	2	33	33
Consumer loans	17	31	56	68

Total recoveries	20	33	142	135

Net charge-offs	(35)	(577)	(773)	(1,345)

Provision for loan losses	49	628	961	1,504

Allowance for loan losses eliminated in accordance with acquisition method of accounting	—	—	(5,980)	—

Balance at end of period	$14	$5,923	$14	$5,923

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.15%	0.21%	0.34%
Allowance for loan losses to non-performing loans at end of period	0.22%	60.17%	0.22%	60.17%
Allowance for loan losses to total loans at end of period	0.00%	1.53%	0.00%	1.53%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Please refer to Note 3 in the Unaudited Consolidated Financial Statements included in the report for additional information about the Company’s asset classification methodology and its allowance for loan losses.

Other Assets

Bank owned life insurance (“BOLI”) is invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. We rely on the creditworthiness of each insurance company for general account BOLI policies, and monitor their creditworthiness on an ongoing basis. For separate account BOLI policies, the insurance company holds the underlying bond and stock investments in a trust for the Bank. Standard and Poor’s rated these companies A+ or better at March 31, 2011. Interest earnings, net of mortality costs, increase cash surrender value. These interest earnings are based on interest rates reset at least annually, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For this reason, management considers BOLI an illiquid asset. BOLI represented 21.1% of the Bank’s total risk-based capital as of March 31, 2011, which is within our 25% internal policy limit.

In the determination of the asset fair values in connection with the merger, goodwill of $4.1 million was eliminated. Goodwill recorded prior to the transaction date resulted from consideration paid in excess of identified tangible and intangible assets in eight insurance agency acquisitions that occurred during the two fiscal years ended June 30, 2009.

Intangible assets increased $2.1 million, or 17.4%, as of March 31, 2011, as a result of two merger-related fair value adjustments, which included a $5.9 million identifiable intangible representing the value of the Company’s core deposits, and an increase of $963 thousand in the estimated value of identifiable intangibles for the Company’s insurance agency, offset in part by the elimination of $4.1 million of goodwill and amortization of identifiable intangibles totaling $788 thousand in the nine months ended March 31, 2011. See Note 1 in the Notes to Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 for additional information on intangible assets.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2011, non-maturity accounts and insured certificates of deposit represented 92.8% of total deposits. As supplemental sources of funds, the Bank typically uses its borrowing capacity at the Federal Home Loan Bank of Boston (“FHLB”) or other term borrowings (principally repurchase agreements).

Total deposits of $401.4 million as of March 31, 2011 increased, by 4.5% or $17.2 million, from $384.2 as of June 30, 2010. The increase was result of growth in certificates of deposit of $9.1 million, demand deposits of $10.0 million and NOW accounts of $5.6 million, offset in part by decreases in savings and money market accounts aggregating $7.5 million. Management has promoted certificates of deposit over the past three months. We also exited most short-term borrowings (sweeps and repurchase accounts) which shifted approximately $5.3 million to demand deposits as of March 31, 2011.

	March 31, 2011	% of Total	June 30, 2010	% of Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$45,254	11.28%	$35,266	9.18%
NOW accounts	56,437	14.06%	50,834	13.23%
Regular and other savings	33,942	8.46%	38,190	9.94%
Money market deposits	52,226	13.01%	55,556	14.46%

Total non-certificate accounts	187,859	46.81%	179,846	46.81%

Term certificates less than $250,000	184,428	29.69%	172,985	24.66%
Term certificates of $250,000 and more	29,077	23.50%	31,366	28.53%

Total certificate accounts	213,505	53.19%	204,351	53.19%

Total deposits	$401,364	100.00%	$384,197	100.00%

Borrowed Funds

Advances from the FHLB were $44.0 million and $50.5 million as of March 31, 2011 and June 30, 2010, respectively. At March 31, 2011, we had pledged U.S. government agency and mortgage-backed securities of $57.1 million as collateral for FHLB advances. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges were required to secure FHLB advances.

Structured repurchase agreements were $68.4 million and $65.0 million at March 31, 2011 and June 30, 2010, respectively. We pledged $73.9 million of mortgage-backed securities and cash as collateral for those borrowings at March 31, 2011. Two of the six structured repurchase agreements have imbedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $13.2 million as of March 31, 2011, a decrease of $32.9 million, or 71.4%, from $46.2 million as of June 30, 2010. The decrease is attributable to the discontinuation of the sweep account product. At March 31, 2011, we had pledged U.S. government agency and mortgage-backed securities of $13.3 million as collateral for repurchase agreements. Certain sweep accounts were secured by $7.4 million of letters of credit issued by the FHLB.

Liquidity

The following table is a summary of the liquidity the Bank had the ability to access as of March 31, 2011, in addition to traditional retail deposit products:

	(Dollars in thousands)
Brokered time deposits	$146,900	Subject to internal policy limitation of 25% of total assets
FHLB	35,400	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	1,300	Unused credit line subject to the pledge of indirect auto loans

Total Unused Borrowing Capacity	$183,600

The Bank has a line of credit under the Federal Reserve Bank Discount Window Borrower-in-Custody program offered through the Federal Reserve Bank Discount Window. Under the terms of this credit line, the Bank has pledged its indirect auto loans, and the line bears a variable interest rate equal to the then current federal funds rate plus 0.50%. At March 31, 2011 and June 30, 2010, there was no outstanding balance under this program. In January, 2011, the Company sold indirect auto loans totaling $7.1 million, which reduced its borrowing capacity under the Federal Reserve Bank Discount Window Borrower-in-Custody to $1.3 million.

Retail deposits, brokered time deposits and FHLB advances are used by the Bank to manage its overall liquidity position. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance borrowing capacity, the purchase of an additional $1.5 million of FHLB stock would be required.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the Federal Home Loan Bank of Boston and the Federal Reserve Borrower-in-Custody program already fully defined on the previous page. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The following table summarizes the outstanding junior subordinated notes as of March 31, 2011. This debt represents qualifying tier 1 capital for the Company, up to a maximum of 25% of total tier 1 capital. At March 31, 2011, 100% of the carrying balance of the junior subordinated notes qualified as tier 1 capital:

Affiliated Trusts	Balances At Fair Value	Contractual Obligations	Interest Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,716	$3,093	3.11%	March 30, 2034
NBN Capital Trust III	1,716	3,093	3.11%	March 30, 2034
NBN Capital Trust IV	4,490	10,310	2.20%	February 23, 2035

Total	$7,922	$16,496	2.54%

The annual interest expense, including the interest rate swap, on these notes is approximately $676,000 based on the current interest rates.

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

Under the terms of the U. S. Department of the Treasury’s Capital Purchase Program, in which the Company participates, the Company must have the consent of Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement entered into by Treasury and the Company. The 2006 Stock Repurchase Plan, which expired at December 31, 2010, was not replaced.

Total stockholders’ equity was $64.9 million and $50.9 million at March 31, 2011 and June 30, 2010. The change reflects the effect of applying the acquisition method of accounting, which reset the Company’s equity accounts in connection with the merger, the $16.2 million capital contribution from newly issued voting and non-voting common shares on the transaction date, net income for the ninety three days ended March 31, 2011 and the change in the net unrealized gain on securities for March 31, 2011. Book value per outstanding share was $17.25 at March 31, 2011 and $20.08 at June 30, 2010. Tangible book value per outstanding share was $13.52 at March 31, 2011 and $15.19 at June 30, 2010. Tier 1 capital to total average assets of the Company was 10.15% as of March 31, 2011 and 8.40% at June 30, 2010.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains various provisions intended to capitalize the Deposit Insurance Fund and also affects a number of regulatory reforms that impact all insured depository institutions, regardless of the insurance fund in which they participate. Among other things, FDICIA grants the Federal Reserve broader regulatory authority to take prompt corrective action against insured institutions that do not meet these capital requirements, including placing undercapitalized institutions into conservatorship or receivership. FDICIA also grants the Federal Reserve broader regulatory authority to take corrective action against insured institutions that are otherwise operating in an unsafe and unsound manner.

FDICIA defines specific capital categories based on an institution’s capital ratios. To be considered “adequately capitalized” or better, regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Further, the Bank is subject to capital commitments with the Federal Reserve that require higher minimum capital ratios, as discussed in Note 2 in the Notes to Unaudited Consolidated Statements. As of March 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized.

At March 31, 2011, the Company’s and Bank’s regulatory capital ratios are as follows:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2011:
Total capital to risk weighted assets:
Consolidated	$60,976	18.51%	$26,350	8.00%	$32,993	10.00%
Bank	64,716	19.55%	26,478	8.00%	33,098	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	60,963	18.51%	13,175	4.00%	19,796	6.00%
Bank	60,561	18.30%	13,239	4.00%	19,859	6.00%

Tier 1 capital to average assets:
Consolidated	60,963	10.15%	24,023	4.00%	30,028	5.00%
Bank	60,561	10.20%	23,743	4.00%	29,679	5.00%

June 30, 2010:

Total capital to risk weighted assets:
Consolidated	$56,488	14.09%	$32,075	8.00%	$40,094	10.00%
Bank	54,272	13.58%	31,968	8.00%	39,960	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	50,489	12.59%	16,037	4.00%	24,056	6.00%
Bank	49,267	12.33%	15,984	4.00%	23,976	6.00%

Tier 1 capital to average assets:
Consolidated	50,489	8.40%	24,029	4.00%	30,036	5.00%
Bank	49,267	8.24%	23,930	4.00%	29,913	5.00%

Off-balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

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

A summary of the amounts of the Company’s contractual obligations (amounts shown do not reflect fair value adjustments) and other commitments with off-balance sheet risk at March 31, 2011, follows:

Contractual Obligations (Dollars in Thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$42,500	$—	$15,000	$12,500	$15,000
Structured repurchase agreements	65,000	—	55,000	10,000	—
Junior subordinated notes	16,496	16,496	—	—	—
Capital lease obligation	2,114	161	349	414	1,190
Other borrowings	2,134	528	1,162	444	—

Total long-term debt	128,244	17,185	71,511	23,358	16,190

Operating lease obligations (1)	2,095	764	757	371	203

Total contractual obligations	$130,339	$17,949	$72,268	$23,729	$16,393

Commitments with off-Balance Sheet Risk (Dollars in thousands)	Less Than Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (2)(4)	$6,791	$6,662	$129	$—	$—
Commitments related to loans held for sale (3)	3,205	3,205	—	—	—
Unused lines of credit (4)(5)	46,019	23,634	3,744	4,686	13,955
Standby letters of credit (6)	1,335	1,335		—	—

	$57,350	$34,836	$3,873	$4,686	$13,955

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(3)	Commitments for residential real estate loans that will be held for sale upon origination.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2011 was negligible.

Results of Operations

The following discussion compares the Company’s results of operations for the three-month and nine-month periods ended March 31, 2011 and 2010. As noted earlier, in discussing our post-merger results of operations for the three- and nine-month periods ended March 31, 2011 relative to prior periods, we believe it is most useful to combine the pre-merger and post-merger periods. While GAAP statements for the third quarter of fiscal year 2011 present results of operations for the 90-day periods ended March 31, 2011 and 2010, there are no such comparable periods for the nine-month periods ended March 31, 2011 and 2010. The discussion that follows is based on non-GAAP Combined Income Statements set forth on page 34, which add Successor Company and Predecessor Company results to arrive at combined results for the nine-month period ended March 31, 2011.

General

For the quarter ended March 31, 2011, the Company earned net income of $156 thousand and net income available to common shareholders of $58 thousand, or $0.02 per diluted share, compared to earned net income of $531 thousand and net income available to common shareholders of $470 thousand, or $0.20 per diluted share, for the same period in the fiscal year ended June 30, 2010. The principal factors contributing to the change in quarterly net income between the two periods were an increase in net interest income of $407 thousand or 8.9%, a decrease in the provision for loan losses of $579 thousand, or 92.2%, and an increase in non-interest income of $336 thousand, or 11.0%, offset in part by an increase in noninterest expense of $2.1 million, or 33.0%. These variances include the effect of several non-recurring items in the quarter ended March 31, 2011, as follows:

1.	A $296 thousand positive adjustment to the bargain purchase gain recorded in connection with the accounting for the merger, resulting from final valuations for the Company’s identifiable intangible assets for its insurance division, its fixed assets and its Series A preferred stock and related warrants;

2.	In accordance with the merger agreement, $450 thousand of compensation expense, representing retention payments owed to certain Community Bank division employees;

3.	A net loss on the sale of loans (principally indirect consumer loans) of $178 thousand; and

4.	Merger-related expenses of $132 thousand.

For the nine months ended March 31, 2011, the Company earned net income of $13.8 million and net income available to common shareholders of $13.6 million, or $4.92 per diluted share, results that included a bargain purchase gain of $15.2 million and merger expense of $3.3 million. Excluding those items reduces net income to $1.8 million and net income available to common shareholders to $1.6 million, or $0.59 per diluted share, for the nine-month period. This compares to net income of $1.8 million and net income available to common shareholders of $1.7 million, or $0.71 per diluted share, for the nine months ended March 31, 2010. Earnings for the first nine months of fiscal year ending June 30, 2011 were impacted by an increase in net interest income of $263 thousand, or 2.0%, a decrease in the provision for loan losses of $543 thousand, or 36.1%, an increase in non-interest income of $1.4 million, or 15.6%, offset in by an increase in noninterest expense of $2.0 million, or 10.6%. These comparisons exclude the effect of a $15.2 million bargain purchase gain, included in noninterest income, and $3.3 million of merger expense, included in noninterest expense, for the nine month period ended March 31, 2011.

Returns on average equity (“ROE”) were 0.98% and 32.76%, respectively, for three and nine months ended March 31, 2011 compared to 4.32% and 4.54% for the three and nine months March 31, 2010. Returns on average assets (“ROA”) were 0.10% and 2.94%, respectively, for three and nine months ended March 31, 2011, compared to 0.35% and 0.37% for the three and nine months March 31, 2010.

Net Interest Income

Net interest income for the three and nine months ended March 31, 2011 includes amortization of the fair value adjustments to interest-bearing assets and liabilities recorded in connection with the merger transaction on December 29, 2010. This amortization accounts primarily for the change in securities and loan yields and time deposit and borrowed funds rates appearing in the yield/rate tables that follow, comparing current period results with those of the comparable fiscal 2010 periods.

Net interest income for the three months ended March 31, 2011 increased to $5.0 million compared to $4.6 million for the same period in 2010. The increase of $407 thousand, or 8.9%, was primarily due to an increase in the net interest margin, which increased by 31 basis points when compared to the third quarter of the fiscal year ended June 30, 2010. The yield on earning assets decreased by 85 basis points, due in part to a 203-basis point decrease in the average yield on securities, and an earning asset mix more heavily weighted toward lower-yielding short-term investments, which increased to $58.9 million on average from $8.8 million in the third quarter of the fiscal year ended June 30, 2010. Offsetting this, higher yielding loans and securities balances declined by $33.1 million and $23.2 million on average, respectively. The cost of interest-bearing liabilities decreased by 122 basis points, largely due to a drop in the average cost of deposits, which declined by 106 basis points and short-term borrowings, which fell by 84 basis points on average. Despite the unfavorable change in asset mix, net positive accretion of fair value adjustments resulting from acquisition accounting in connection with the merger transaction, allowed the interest rate spread to increase to 3.48% for the quarter ended March 31, 2011 from 3.11% for the comparable period in the fiscal year ended June 30, 2010.

	Three months ended March 31,
	2011			2010
	Average Balance	Q-T-D Inc.	Average Yield/ Rate	Average Balance	Q-T-D Inc.	Average Yield/ Rate
			(Dollars in thousands)
Assets

Interest earning-assets:
Securities (1)	$143,482	$910	2.67%	$166,707	$1,873	4.70%
Loans (2)(3)	357,376	5,649	6.41%	390,503	5,960	6.19%
FHLB and Federal Reserve stock	5,486	12	0.89%	5,486	9	0.67%
Short-term investments(4)	58,683	33	0.23%	8,760	2	0.09%

Total interest-earning assets	565,027	6,604	4.76%	571,456	7,844	5.61%

Total non-interest earning assets	47,469			41,737

Total assets	$612,496			$613,193

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$55,994	$79	0.57%	$48,185	$95	0.80%
Money market	54,041	70	0.53%	43,930	133	1.23%
Savings	35,638	34	0.39%	31,204	53	0.69%
Time	198,172	591	1.12%	222,694	1,401	2.55%

Total deposits	343,845	774	0.91%	346,013	1,682	1.97%
Short-term borrowings (5)	34,822	60	0.71%	43,530	165	1.54%
Borrowed funds	119,286	594	2.02%	120,451	1,220	4.11%
Junior Subordinated Debentures	7,902	174	8.93%	16,496	182	4.47%

Total interest- earning liabilities	505,855	1,602	1.28%	526,490	3,249	2.50%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	37,379			33,529
Other liabilities	4,444			3,406

Total liabilities	547,678			563,425

Stockholders’ equity	64,818			49,768

Total liabilities and stockholders’ equity	$612,496			$613,193

Net interest income		$5,002			$4,595

Interest rate spread			3.48%			3.11%
Net yield on interest earning assets (6)			3.61%			3.30%

(1)	Yields are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Includes loans held-for-sale.
(4)	Short term investments include FHLB overnight deposits and other short-term investments.
(5)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(6)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

The changes in net interest income, on a tax equivalent basis, are presented in the schedule below, which compares the three month periods ended March 31, 2011 and 2010.

	Difference Due to
(Dollars in thousands)	Volume	Rate	Total
Investments	$(240)	$(740)	$(980)
Loans, net	(519)	208	(311)
FHLB & other deposits	24	7	31

Total interest-earnings assets	(735)	(525)	(1,260)

Deposits	(11)	(897)	(908)
Securities sold under repurchase agreements	(28)	(76)	(104)
Borrowings	(94)	(540)	(634)

Total interest-bearing liabilities	(133)	(1,513)	(1,646)

Net interest and dividend income	$(602)	$988	$386

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $33 thousand and $54 thousand for the three months ended March 31, 2011 and 2010, respectively.

Net interest income for the nine months ended March 31, 2011 increased by $263 thousand, or 2.0% to $13.6 million compared to the same period in the fiscal year ended June 30, 2010. The increase was caused by an increase in earning assets of $13.8 million when compared to the same period in the fiscal year ended June 30, 2010. Consistent with the quarterly comparison, the mix of earning assets changed with increases to very low yielding short-term investments while higher yielding average loans and securities decreased $17.2 million and $6.6 million, respectively. The yield on earning assets fell by 69 basis points, due to a 111-basis point decrease in the average yield on securities, a 7 basis point decrease in the average loan yield, and a change in mix more heavily weighted toward lower-yielding short-term investments, which increased to $45.9 million on average from $8.3 million in the comparable period in the fiscal year ended June 30, 2010. The cost of interest-bearing liabilities decreased by 69 basis points, mainly due to a drop in the average cost of deposits, which declined by 72 basis points and borrowed funds, which fell by 81 basis points on average.

	Nine months ended March 31,
	2011			2010
	Average Balance	Y-T-D Inc.	Average Yield/ Rate	Average Balance	Y-T-D Inc.	Average Yield/ Rate
			(Dollars in thousands)
Assets

Interest earning-assets:
Securities (1)	$155,761	$4,065	3.59%	$162,345	$5,573	4.70%
Loans (2)(3)	375,951	17,055	6.04%	393,138	18,034	6.11%
FHLB and Federal Reserve stock	5,486	31	0.75%	5,486	27	0.66%
Short-term investments(4)	45,930	73	0.21%	8,312	10	0.16%

Total interest-earning assets	583,128	21,224	4.88%	569,281	23,644	5.57%

Total non-interest earning assets	41,166			40,795

Total assets	$624,294			$610,076

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$54,549	$265	0.65%	$47,491	$276	0.77%
Money market	55,331	285	0.69%	42,099	391	1.24%
Savings	37,413	135	0.48%	26,886	115	0.57%
Time	196,867	2,927	1.98%	229,401	4,725	2.74%

Total deposits	344,160	3,612	1.40%	345,877	5,507	2.12%
Short-term borrowings (5)	47,711	443	1.24%	42,232	486	1.53%
Borrowed funds	119,924	3,074	3.41%	118,529	3,752	4.22%
Junior Subordinated Debentures	13,579	520	5.10%	16,496	587	4.74%

Total interest-earning liabilities	525,374	7,649	1.94%	523,134	10,332	2.63%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	37,758			34,513
Other liabilities	5,092			3,296

Total liabilities	568,224			560,943

Stockholders’ equity	56,070			49,133

Total liabilities and stockholders’ equity	$624,294			$610,076

Net interest income		$13,575			$13,312

Interest rate spread			2.94%			2.94%
Net yield on interest earning assets (6)			3.13%			3.15%

(1)	Yields are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Includes loans held for sale.
(4)	Short term investments include FHLB overnight deposits and other short-term investments.
(5)	Short-term borrowings include securities sold under repurchase agreement and sweep accounts.
(6)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

The changes in net interest and dividend income, on a tax equivalent basis, are presented in the schedule below, which compares the combination of the nine months ended March 31, 2011 and 2010.

	Difference Due to
	Volume	Rate	Total
	(Dollars in thousands)
Investments	$(224)	$(1,301)	$(1,525)
Loans, net	(782)	(197)	(979)
FHLB & other deposits	59	4	63

Total interest-earnings assets	(947)	(1,494)	(2,441)

Deposits	(27)	(1,868)	(1,895)
Securities sold under repurchase agreements	58	(101)	(43)
Borrowings	(48)	(697)	(745)

Total interest-bearing liabilities	(17)	(2,666)	(2,683)

Net interest and dividend income	$(930)	$1,172	$242

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table include junior subordinated notes, FHLB borrowings, structured repurchase agreements, capital lease obligation and other borrowings. The adjustment to interest income and yield on a fully tax equivalent basis was $138 thousand and $159 thousand for the nine months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 and 2010, 60% and 53%, respectively, of the Bank’s loan portfolio was composed of adjustable-rate loans based on the prime rate index or short-term rate indices such as the one-year U.S. Treasury bill and three month LIBOR. Interest income on these loans would increase if short-term interest rates increase. An increase in short-term interest rates would also increase deposit and FHLB advance rates, increasing the Company’s interest expense. The impact on future net interest income from changes in market interest rates will depend on, among other things, the Bank’s actual rates for loans and deposits, borrowing rates paid by the Bank and loan volume.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2011 was $49 thousand, a decrease of $579 thousand, or 92%, compared to $628 thousand recorded for the three months ended March 31, 2010. The provision for loan losses for the nine months ended March 31, 2011 was $961 thousand, $543 thousand, or 36.1%, lower than the comparable period in the fiscal year ending June 30, 2010.

We increased the allowance for loan losses prior to the merger transaction date by $174 thousand compared to its June 30, 2010 balance by recognizing a provision greater than net charge-offs. For our internal analysis of the adequacy of the allowance for loan losses, we considered the decrease in net loans resulting from the sales of indirect consumer loans and residential real estate loans during the three and nine months ended March 31, 2011; the decrease in net charge-offs for the three and nine months ended March 31, 2011 and 2010; a decrease in loan delinquency to 2.25% at March 31, 2011 compared to 2.84% at June 30, 2010 and a decrease in loan delinquency compared to 3.41% at March 31, 2010; a decrease of $2.5 million in non-performing loans at March 31, 2011 compared to June 30, 2010; and the slight increase in internally classified and criticized loans at March 31, 2011 compared to June 30, 2010.

The allowance for loan losses was reduced to zero when loans were adjusted to their fair value on the merger date. See “Financial Condition” above and Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this report for a discussion of the allowance for loan losses and the factors affecting the provision for loan losses.

The allowance as a percentage of outstanding loans decreased to less than 0.1% at March 31, 2011 compared to 1.52% at June 30, 2010 compared to 1.53% at March 31, 2010.

Noninterest Income

Total noninterest income, excluding a bargain purchase gain of $296 thousand, was $3.1 million for the quarter ended March 31, 2011, flat compared to the quarter ended March 31, 2010. For the nine months ended March 31, 2011 and excluding the bargain purchase gain of $15.2 million, non-interest income was $10.2 million, an increase of $1.4 million or 15.6% over the comparable prior year period.

The quarterly result, when compared to the same quarter in fiscal 2010, reflects the following variances of significance: a $110 thousand increase in securities gains, a $154 thousand increase in gains from sales of residential mortgage loans originated for sale into the secondary market and sales of indirect and residential real estate loans from our portfolio, and a $242 thousand increase in investment commissions, which were offset in part by a decrease in fees for other services to customers of $40 thousand, and a decrease in insurance commission income of $283 thousand. Further, the quarter ended March 31, 2010 included a gain of $130 thousand from the sale of an insurance agency customer list, not repeated in the quarter ended March 31, 2011. Securities gains were attributable to restructuring our investment securities portfolio to reduce its duration. The increase in loan sale gains consisted of a $332 thousand increase resulting from growth in our residential lending capacity, partially offset by a net loss of $178 thousand realized on the sale of $5.7 million of residential real estate loans and $30.6 million of indirect consumer loans. The reduction in insurance agency revenue was primarily due to a decrease of $215 thousand in contingent and growth bonuses compared to the quarter ended March 31, 2010. The decrease in insurance commission revenue, other than contingent and growth bonuses, was 6%, which was attributable primarily to the highly competitive market for commercial property and casualty customers.

The increase in the nine month period ended March 31, 2011 was due mainly to gains on residential loan sales, which increased to $2.2 million from $708 thousand earned in the prior period, an increase of $1.5 million or 212.3%. Investment brokerage commission revenue was $1.9 million, an increase of $453 thousand, or 31.1% compared to $1.5 million for the nine months ended March 31, 2010. Partially offsetting these increases was a decrease in insurance commissions of $549 thousand, or 11.7% to $4.2 million for the nine months ended March 31, 2011. The decrease in insurance agency commissions, excluding the commission revenue of $169 thousand from the Mexico and Rangeley offices closed in fiscal 2010, was $142 thousand, or 3.7%. Contingent and growth bonuses decreased $238 thousand, or 36.9%.

Noninterest Expense

Total noninterest expense increased by $2.1 million to $8.3 million for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. This increase included two non-recurring items: merger expense of $132 thousand and retention payments totaling $450 thousand paid in connection with the merger. The quarter also included the cost of salaries and professional fees associated with the Company’s two new business lines, the Loan Acquisition and Servicing Group and Online Deposit Program. The Company expects to launch these two new initiatives later in calendar 2011. Intangible asset amortization also increased significantly in the quarter, the result of the recording of a core deposit intangible asset in connection with the merger.

For the nine months ended March 31, 2011, noninterest expense, excluding non-recurring merger expense of $3.3 million, was $20.4 million, an increase of $2.1 million, or 11.6% period in fiscal year 2010. This increase includes those direct expenses of two new business lines and retention bonuses noted above, amortization of the core deposit intangible, collections, advertising, and insurance expenses.

Income Taxes

The bargain purchase gain and the merger expenses are not subject to income taxes. Excluding this merger-related activity from the quarter ended March 31, 2011, results in a pretax loss and an income tax benefit. For the nine-month period ended March 31, 2011 and 2010, the Company’s effective tax rate was 24.4%, and 22.8%, respectively.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2011.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. Among other things, the Act exempted non-accelerated filers, such as the Company, from the requirements of the Sarbanes Oxley Act Section 404(b) (external auditor’s attestation of internal controls and financial reporting).

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the third quarter of our 2011 fiscal year that has materially affected, or in other factors that could affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp filed on March 21, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2011).

10.1	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.2	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.3	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp filed on March 21, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2011).

10.1	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.2	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.3	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

*	Filed herewith
**	Furnished herewith