Form 10-K
period 2011-06-30
NORTHEAST BANCORP /ME/
filed 2011-09-27
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number (1-14588)

NORTHEAST BANCORP

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(207) 786-3245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Voting Common Stock, $1.00 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2010 was approximately $37,471,755. For this computation, the registrant has excluded the market value of shares of voting and non-voting common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of September 23, 2011, the registrant had outstanding 3,312,173 shares of voting common stock, $1.00 par value per share, and 195,351 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 Annual Meeting of Shareholders to be held on November 18, 2011 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended June 30, 2011.

A Note About Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending, finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. In addition, the Company may from time to time make such oral or written “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Act; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

Overview and Strategy

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), a Maine corporation chartered in April 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), which has ten banking branches. The Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B., is a Maine state-chartered bank and a member of the Federal Reserve System. As such, the Company and the Bank are currently subject to the regulatory oversight of the Federal Reserve and the State of Maine Bureau of Financial Institutions (the “Bureau”).

On December 29, 2010, the merger of the Company and FHB Formation LLC (“FHB”), a Delaware limited liability company (the Merger”) was consummated. FHB is the entity through which a group of independent accredited investors (“Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

Northeast, through the Bank, and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine and southeastern New Hampshire. Although historically the Bank had been primarily a residential mortgage lender, over the last decade the Bank has expanded its commercial loan business, increased its line of financial products and services, and expanded its market area.

With the additional capital provided as a result of the Merger, the Company is in the process of augmenting the traditional community banking strategy with two new business initiatives:

•

A Loan Acquisition and Servicing Group (“LASG”), to purchase performing commercial loans for the Bank’s portfolio and to service commercial loans for third parties. In the second half of the fiscal year ended June 30, 2011 (“Fiscal 2011”), the LASG made significant investments in staffing and infrastructure to build its purchasing and servicing capabilities, and launched loan purchasing activities in the fourth quarter of Fiscal 2011.

•

An Online Deposit Program, to provide a new source of core deposit funding for the Bank. This program is currently under development, and is expected to begin operation in the second half of the fiscal year ending June 30, 2012 (“Fiscal 2012”).

The Merger required the approval of the Bureau and the Federal Reserve. Those approvals contain certain commitments by the Company, including the following:

The Federal Reserve requires that the Company and the Bank:

•	maintain a leverage ratio (Tier 1) of at least 10%;

•	maintain a total risk-based capital ratio of at least 15%;

•	limit purchased loans to 40% of total loans;

•	fund 100% of loans with core deposits;

•	hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital, and

•	amend the articles of incorporation to address certain technical concerns.

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

As of June 30, 2011, the Company, on a consolidated basis, had total assets of approximately $596 million, total deposits of approximately $401 million, and stockholders’ equity of approximately $65 million. The Company conducts business from its headquarters in Lewiston Maine, an office in Boston Massachusetts, as well as through its 10 banking branches, As of June 30, 2011, the Company also operated four loan production offices, one financial center and 10 insurance agency offices. In August of 2011, the Company sold the customer lists and certain other assets of its insurance agency division. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy” for additional information on the sale of insurance assets in August 2011.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Market Area and Competition

The Bank is headquartered in Lewiston, Maine with full service branches in Auburn, Augusta, Bethel, Brunswick, Buckfield, Harrison, Lewiston, Poland, Portland, and South Paris, Maine. The Bank’s investment brokerage division has an office in Falmouth, Maine from which investment, life insurance and financial planning products and services are offered. The Bank’s mortgage loan originators are in most of our branches and in four loan production offices in Bangor, Brunswick, Alfred and Portsmouth, New Hampshire. The Company’s primary market area, which covers the western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced an economic decline in recent years. In the fourth quarter of Fiscal 2011, the Bank launched its Loan Acquisition and Servicing Group from its recently-opened office in Boston, Massachusetts. The LASG has a nationwide scope in its loan purchasing and servicing activities.

We encounter intense competition in our market areas in making loans, purchasing loans, attracting deposits, and selling other customer products and services. In one or more aspects of our business, we compete with other savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine and nationwide. Many of our primary competitors, including those affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide.

Lending Activities

General

The Bank’s gross loan portfolio, including loans held for sale, aggregated $315.1 million at June 30, 2011, representing 52.8% of total assets at that date. The principal lending activities of the Bank are the purchase and origination of mortgages for the purpose of financing or re-financing commercial and one-to four-family residential properties. Currently, the majority of the properties securing the mortgage loan portfolio are located in the State of Maine. In the future, as the Bank also pursues nationwide commercial loan purchasing opportunities, loan collateral may increasingly be located throughout the country. Interest rates and origination fees charged on loans originated by the Bank are generally competitive with other financial institutions and other mortgage originators in its general market area. Purchased commercial loans are typically acquired at a discount from their outstanding principal balances, producing yields higher than those normally achievable on the Bank’s originated commercial loans.

In conjunction with the regulatory approvals received for the Merger of the Company with FHB, the Company has committed to fund 100% of its loan portfolio with core deposits. At June 30, 2011, deposits qualifying as “core” totaled $372.8 million, which exceeded the amount required to fund the outstanding loan portfolio on that date by $57.7 million. For additional information, see “Sources of Funds—Deposits” below.

Commercial Real Estate Lending—Originated Loans

The Bank originates both multi-family and commercial real estate loans. At June 30, 2011, originated commercial real estate loans totaled $117.8 million or 37.4% of total loans. Multi-family and commercial property loans generally are made in amounts up to 80% of the lesser of the appraised value or the purchase price of the property. Although the largest multi-family or commercial loan in our portfolio at June 30, 2011 was $3,826,000, most of these loans have balances under $500,000.

The Bank’s permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums and other types of buildings, which are located in its primary market area. Multi-family and commercial real estate loans generally have interest rates that adjust every 3 to 5 years, typically indexed to Federal Home Loan Bank (“FHLB”) or Wall Street Journal prime rates of interest. Mortgage loan maturities have terms up to 20 years.

Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties often are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. We seek to minimize these risks in a variety of ways, including limiting the size of our multi-family and commercial real estate loans. In determining whether to originate multi-family or commercial real estate loans, we also consider such factors as the financial condition of the borrower and the debt service coverage of the property. The Company intends to continue to make multi-family and commercial real estate loans as market demand and economic conditions permit.

Commercial Business Lending—Originated Loans

The Bank offers a variety of commercial business loan services, including term loans, lines of credit and equipment and receivables financing. A broad range of short-to-medium term commercial business loans are made available to businesses for working capital (including the support of inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of machinery and equipment. Equipment loans are typically originated on a one-year line of credit basis or on a fixed-term basis ranging from one to five years.

The purpose of a particular loan generally determines its structure. At June 30, 2011, commercial business loans outstanding totaled $22.2 million or 7.1% of total loans.

The Bank’s commercial business loans are generally underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business. Such loans generally are collateralized by business assets, such as accounts receivable, equipment, and inventory, and are typically supported by personal guarantees. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other business assets, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily secured by short-term assets whereas term loans are primarily secured by long-term assets.

The availability of funds for the repayment of a commercial business loan may be substantially dependent on the success of the business itself, which in turn may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value.

Commercial Lending—Purchased Loans

The Bank’s loan purchasing business consists primarily of acquiring loans at a discount from their outstanding principal balances. These loans are generally secured by commercial real estate, (including multi-family residential real estate), one-to-four family residential real estate or business assets and are purchased from sellers nationwide in the financial services industry or government agencies. Loan purchasing activities were launched in the fourth quarter of Fiscal 2011, and balances outstanding totaled $637 thousand at June 30, 2011. The Bank intends to grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio. Future growth, if achieved, must remain within the bounds of the regulatory commitments the Company entered into in conjunction with the Merger. Those commitments include the following requirements with respect to purchased loans:( i) limit purchased loans to 40% of total loans, and (ii) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. At June 30, 2011, the Company’s commercial real estate loans were 199% of total risk-based capital.

Residential Lending

A significant component of the Bank’s lending activities consists of the origination of single-family residential mortgage loans collateralized by owner-occupied property, most of which is located in its community banking market area. At June 30, 2011, residential loans outstanding, including loans held for sale, totaled $150.7 million or 47.8% of total loans. The Bank offers a variety of mortgage loan products, with most originations centered in adjustable rate mortgages (“ARMs”) or fixed rate 15 or 30 year monthly payment mortgage loans. Originated ARMs are typically held in portfolio, while most fixed rate loans are sold into the secondary market. The Bank also offers home equity loans and home equity lines of credit.

In its residential mortgage loan originations, the Bank lends up to a maximum loan-to-value ratio of 95.0% on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80.0%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage loans.

The Bank’s adjustable rate mortgages are typically offered with rate adjustments tied to the weekly average rate of one-, three- or five-year U.S. Treasury securities with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank generally charges a higher interest rate if the property is not owner-occupied.

It has been the Bank’s experience that the proportions of fixed-rate and adjustable-rate loan originations depend in large part on the interest rate environment. As interest rates fall, there is generally a reduced demand for variable rate mortgages and, as interest rates rise, that demand typically increases. Although the contractual loan payment period for single-family residential real estate loans is generally for a 15-to 30-year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Bank generally does not charge a penalty for prepayment of mortgage loans.

The Bank’s home equity loans and lines-of-credit are secured by second mortgages on one-to-four-family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over a term of between five and twenty years. Interest rates on home equity lines normally adjust based on the Wall Street Journal prime rate of interest.

We have adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by our board of directors. Our underwriting standards for fixed rate residential mortgage loans generally conform to standards established by Fannie Mae (“FNMA”) and the Federal Home Loan Mortgage Corporation (the “FHLMC”). A loan application is obtained or reviewed by the Bank’s underwriters to determine the borrower’s ability to repay, and confirmation of the more significant information is obtained through credit reports, financial statements, and employment and other verifications.

Consumer Loans

Consumer loans made by the Bank include loans collateralized by automobiles, recreational vehicles, and boats, second mortgages, home improvement loans, mobile home loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. At June 30, 2011, consumer loans outstanding aggregated $22.4 million, or 7.1% of total loans. The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans, primarily loans collateralized by small trucks and automobiles, which are payable on an installment basis. Most of these loans are for terms of up to 60 months and, although generally collateralized by liens on various personal assets of the borrower, they may be originated without collateral. Consumer loans are made at fixed and variable interest rates and may be made based on up to a seven-year amortization schedule.

The Bank’s consumer lending activities have decreased in the past several years, due to its decision to exit the indirect consumer lending business in 2008, and the sale of a significant portion of its remaining indirect portfolio in Fiscal 2011.

Construction Loans

The Bank originates residential construction loans to finance the construction of single-family dwellings. At June 30, 2011, construction loans outstanding totaled $2.0 million or 0.6% of total loans. Most residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank’s construction loans to individuals typically range in size from $100,000 to $400,000. Construction loans also are made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

The Bank also may make residential construction loans to real estate developers for the acquisition, development and construction of residential subdivisions, though over the past several years the Bank has limited its reliance on this type of loan. Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion, and because it is relatively difficult to evaluate accurately the total amount of funds required to complete a project.

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties are generally made in amounts up to 80% of appraised value. Construction loans to developers generally have terms of up to 12 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as inspections warrant. The maximum loan amount for construction loans is based on the lesser of the current appraisal value or the purchase price for the property.

Loans collateralized by multi-family residential real estate and subdivisions generally are larger than loans collateralized by single-family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend on the results of operations and management of the properties, which may be affected by adverse conditions in the real estate market or the economy.

Loan Origination Activities

Loan originations are derived from a number of sources. Residential loan originations may be generated through real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank’s loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet underwriting guidelines of the Federal Home Loan Mortgage Corporation (the “FHLMC”). Consumer and commercial loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of June 30, 2011, was approximately $13.7 million.

The underwriting procedures for originated loans followed by the Bank conform to regulatory specifications and are designed to assess the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower’s completed loan application, the Bank then obtains reports with respect to the borrower’s credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of more than $25,000 and all new collateralized loans of more than $500,000 require pre-approval by the Bank’s management credit committee.

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application for a 30- to 45-day period.

Loan Purchasing Activities

The Bank launched its new business initiative, commercial loan purchasing, through the LASG in the fourth quarter of Fiscal 2011. Although the outstanding balance of commercial purchased loans was less than 1% of total loans at June 30, 2011, the Company’s strategy is to grow this portfolio significantly in future years.

The LASG loan purchasing strategy involves the acquisition of commercial loans, typically secured by real estate or other business assets located throughout the country. LASG management closely monitors the economic and other conditions of the states in which the collateral securing its loan portfolio is located, and regularly reviews the geographic diversity of the purchased commercial loan portfolio. This strategy enables the Bank to reduce the credit and collateral risks of its total purchased commercial loan portfolio and to take advantage of selective real estate markets.

Prior to acquiring a loan or portfolio of loans, the LASG conducts a comprehensive review and evaluation of the loan or loans to be acquired in accordance with the Bank’s credit policy for purchased loans. This review includes an analysis of information provided by the seller, including credit and collateral files, a review and valuation of the underlying collateral and a review, where applicable, of the adequacy of the income generated by the property to repay the loan. The LASG staff includes credit analysts, real estate analysts, servicing specialists and legal counsel.

The estimated value of the real property collateralizing the loan is determined by the LASG’s in-house real estate group, which considers, among other factors, the type of property, its condition and location and its highest and best use in its marketplace. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of the LASG typically visit the real property collateralizing the loan, conduct a site inspection and conduct an internal rental analysis of similar commercial properties in the local area. The LASG analyzes the current and likely future cash flows generated by the collateral to repay the loan. Also considered are minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. In most cases, third-party environmental specialists review available information with respect to each property collateralizing a loan to assess potential environmental risk.

In order to determine the amount that the Bank is willing to bid to acquire individual loans or loan pools, the LASG considers, among other factors:

•	the collateral securing the loan;

•	the financial resources of the borrower or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.

In addition to the factors listed above, the LASG also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the time of purchase. Under the Bank’s credit policy for purchased commercial loans, all bids are subject to the approval of the Bank’s management credit committee.

Brokerage and Investment Advisory Services

The Bank’s investment brokerage division, Northeast Financial Services (“Northeast Financial”), offers an array of investment and financial planning products and services from its principal office in Falmouth, Maine and through the Bank’s branch network. Working in partnership with Commonwealth Financial Network, a registered investment adviser, Northeast Financial’s 13 registered representatives offer customers a broad range of investment products including stocks, bonds, mutual funds, fixed annuities, retirement planning, business planning and life insurance.

Investment Activities

The Company’s securities portfolio and short-term investments provide and maintain liquidity, assist in managing the interest rate sensitivity of the balance sheet, provide collateral for various Bank obligations, and provide incremental spread income to the extent achievable while minimizing credit risk and interest rate risk. Individual investment decisions are made based on the credit quality of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Bank’s asset/liability management objectives.

Sources of Funds

Deposits have traditionally been the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the FHLB, other term borrowings and cash flows generated by operations.

Deposits

Consumer and commercial deposits are currently gathered principally from the Bank’s primary market area through the offering of a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to certain limits (generally, $250,000 per depositor). Additionally, in January 2011, the FDIC issued final rules to provide separate temporary coverage for noninterest-bearing transaction accounts and Lawyer Trust Accounts (IOLTAs). The final rule provides that all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and that this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at the Bank. This temporary coverage will expire December 31, 2012.

The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits through its ten branch office locations. Additional deposit services provided to customers are ATMs, telephone banking, Internet banking, Internet bill payment, remote deposit capture and cash management. Interest rates on deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions.

The Company committed, in conjunction with the regulatory approvals received for the Merger, to fund 100% of its loan portfolio with core deposits. Core deposits, for purposes of this commitment, are defined as non-maturity deposits and non-brokered insured time deposits. At June 30, 2011, deposits qualifying as “core” totaled $372.8 million, which exceeds the amount required to fund the outstanding loan portfolio on that date by $57.7 million. Our objective is to raise additional core deposit funding, in order to pay-off borrowed funds as those funds mature and to fund attractive lending opportunities, as they arise. To that end, we are building the capability to offer an online savings deposit program and expect to pilot that program in the second half of Fiscal 2012.

Borrowings

Northeast Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which provides a central credit facility primarily for member institutions. In the past, the Bank has borrowed from the FHLBB, primarily to fund asset growth, and on occasion to meet short-term liquidity needs. Our current funding strategy emphasizes increasing core deposits, but we may continue to use FHLBB borrowings to provide short-term liquidity or as an integral component of the Bank’s overall interest rate risk management process. FHLBB advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, chiefly securities and one-to-four-family residential mortgage loans.

Additional wholesale funding sources are available through securities sold under agreements to repurchase, the Federal Reserve Bank (“FRB”) and deposit brokers. While the Company currently does not seek to raise incremental funding through these sources, they remain an important part of our liquidity contingency planning.

Other Subsidiaries

The Bank has one active non-bank subsidiary, Northeast Bank Insurance Group, Inc., which supports the Bank’s insurance agencies. At June 30, 2011, investment in this subsidiary constituted 1.70% of the Company’s total assets.

The Company’s wholly-owned subsidiary, ASI Data Services, Inc. (ASI), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company’s board transferred the assets and operations of ASI to the Bank in 1996.

Employees

As of June 30, 2011, the Company employed 226 full-time and 21 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Supervision and Regulation

The banking industry is extensively regulated under both federal and state law. This regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds, and not to protect shareholders. The following discussion summarizes certain aspects of the regulatory framework applicable to the Company and Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Financial Regulatory Reform Legislation

Dodd-Frank Act. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act require study or rulemaking by Federal agencies, a process which will take months and years to fully implement.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Company. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve.

The Dodd-Frank Act grants the U.S. Securities and Exchange Commission (the “SEC”) express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the

Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Other Proposals. Other legislative and regulatory proposals regarding changes in banking, the regulation of banks and other financial institutions, and public companies generally, are regularly considered by the executive branch of the Federal government, Congress and various state governments, including Maine, and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company and the Bank.

Bank Holding Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve, its primary regulator. The Company also is registered as a Maine financial institution holding company under Maine law and is subject to regulation and examination by the Bureau. The Company is required to file reports with, and provide other information regarding its business operations and those of its subsidiaries to, the Federal Reserve and the Superintendent.

The BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Generally, permissible activities for bank holding companies include, among other things, factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as an agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHCA does not place geographic limits on permissible non-bank activities of bank holding companies. In making determinations of what non-banking activities are permissible, the Federal Reserve is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve. Further, despite prior approval, the Federal Reserve reserves the power to order any bank holding company or its subsidiaries to terminate any activity when the Federal Reserve has reasonable grounds to believe that continuation of such activity constitutes a serious risk to the financial soundness, safety, or stability of the bank holding company or any of its bank subsidiaries.

Gramm-Leach Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”), which amended the BHCA, significantly relaxed previously existing restrictions on the activities of bank holding companies and their subsidiaries by:

•	allowing bank holding companies that qualify as “a financial holding company” to engage in a substantially broader range of activities that are financial in nature;

•	allowing insurers and other financial service companies to acquire banks;

•	removing various restrictions that apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishing the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Under the GLB Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter engage in a range of activities that are financial in nature and that are not permissible for bank holding companies. These activities may be conducted either directly or through a subsidiary, and include activities such as insurance underwriting, securities underwriting and dealing and making merchant banking investments in commercial and financial companies. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and does not pose a substantial risk to the safety and soundness of an institution or the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company.

In order for a bank holding company to be eligible for financial holding company status, each of its subsidiary insured depository institutions must be “well-capitalized” and “well-managed” and have at least a satisfactory rating on its most recent Community Reinvestment Act of 1977 (“CRA”) review. A bank holding company seeking to become a financial holding company must file a declaration with the Federal Reserve that it elects to become a financial holding company. If, after becoming a financial holding company, any of the insured depository institution subsidiaries should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time.

Although the Bank, our sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

Banking Acquisitions. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would result in a monopoly, or that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the holding companies and banks, the projected capital adequacy on a post-acquisition basis, and the acquiring institution’s performance under the CRA. Under the Dodd-Frank Act, the Federal Reserve must also consider the effect of a proposed transaction on the financial stability of the United States.

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

Source of Strength. Under the Dodd-Frank Act, the Company is required to act as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. The Federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate to the payment of deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate Federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See “—Capital Adequacy Guidelines—Classification of Banking Institutions” and “—Enforcement, Policies and Actions”.

Under the Federal Deposit Insurance Act, as amended (“FDIA”), the Federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Bank Regulation

General. The Bank is a Maine state-chartered banking corporation and a member of the Federal Reserve System and, as such, is subject to the supervision, examination, and regulation by the Bureau and the Federal Reserve.

As a state-chartered commercial bank, the Bank is subject to the applicable provisions of Maine law and the regulations adopted by the Bureau. The Federal Reserve and the Bureau regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The Bank is subject to federal and state regulatory requirements relating to its activities and operations including with respect to capital, permissible activities, reserves, investments, lending authority, the issuance of securities, payment of dividends, transactions with affiliated parties and borrowing. Federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Deposit Insurance. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, up to the federally insured limit of $250,000 per depositor. In addition, as noted above, under the Dodd-Frank Act certain noninterest-bearing transaction accounts are fully insured regardless of the dollar amount beginning December 31, 2010 and ending December 31, 2012. This additional deposit insurance coverage replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the “DRR”)—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity, which is defined as Tier 1 capital, as required in the Dodd-Frank Act. The new assessment formula became effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. The FDIC plans to raise the same expected revenue under the new base as under the current assessment base. Since the new base is larger than the current base, the proposal would lower the assessment rate schedule to maintain revenue neutrality. Assessment rates would be reduced to a range of 2 1/2 to 9 basis points on the broader assessment base for banks in the lowest risk category (well capitalized and CAMELS 1 or 2) up to 30 to 45 basis points for banks in the highest risk category.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. Institutions recorded the entire amount of its prepayment as a prepaid expense. The prepaid assessments bear a zero percent risk weight for risk-based capital purposes. As of December 31, 2009, and for each quarter thereafter, the Bank will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the institution. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above.

Under FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Loans to Insiders. The Bank also is subject to certain restrictions imposed by federal and state banking regulatory agencies on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Sections 22(g) and 22(h) of the Federal Reserve Act, as amended, and Regulation O, promulgated by the Federal Reserve, provide that extensions of credit to such insiders (a) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees, (b) must not involve more than the normal risk of repayment or present other unfavorable features, and (c) may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure to such insider arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.

Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the uninterested directors of the bank. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons and extensions of credit in excess of certain limits must be approved by the board of directors of the Bank. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

Bank Subsidiaries’ Activities. The powers of Maine-chartered banks, such as the Bank, include provisions designed to provide such banks with competitive equity to the powers of national banks. In addition, the GLB Act permits state banks to engage in activities that are permissible for subsidiaries of financial holding companies to the extent such activities are permitted under applicable state law. The GLB Act also expressly preserves the ability of state banks, such as the Bank, to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be “well capitalized.” State banks with financial subsidiaries will be subject to certain capital deduction, risk management, and affiliate transaction rules. In this regard, Federal Reserve rules provide that state bank subsidiaries that engage only in activities that the bank could engage in directly will not be deemed to be a financial subsidiary.

Capital Adequacy Guidelines

Minimum Capital Requirements. The Company and the Bank are required to comply with capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to lessen disincentives for holding liquid assets. Under these standards, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, the Federal bank regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth. Federal Reserve policy also provides that banking organizations generally, and in particular those that are experiencing substantial internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially in excess of the minimum supervisory levels, without significant reliance on intangible assets.

The Federal Reserve risk-based guidelines define a three-tier capital framework. Tier 1 capital generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the “Collins Amendment”), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the Federal Reserve may establish for the Company as a bank holding company. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital. The Company has not issued any trust preferred securities since May 19, 2010. However, as the Company had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19, 2010 will remain eligible to be included in Tier 1 capital to the same extent as before the enactment of the Collins Amendment. The Collins Amendment also specifies that the Federal Reserve may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

In addition to the risk-based capital requirements, the Federal Reserve requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies, the minimum leverage ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the Federal Reserve may establish for bank holding companies, such as the Company. The Collins Amendment also specifies that the Federal Reserve may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

The Company’s merger with FHB Formation on December 29, 2010 required the approval of the Maine Bureau of Financial Institutions and the Federal Reserve. Those approvals contain certain commitments by the Company, including the following:

The Federal Reserve requires that the Company and the Bank:

•	maintain a leverage ratio (Tier 1) of at least 10%;

•	maintain a total risk-based capital ratio of at least 15%;

•	limit purchased loans to 40% of total loans;

•	fund 100% of loans with core deposits;

•	hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital, and

•	amend the articles of incorporation to address certain technical concerns.

The Bureau requires that, for a two-year period, Northeast receive the prior approval of the Bureau for any material deviation from the business plan. The Bureau’s approval includes other conditions on capital ratios and loan purchasing that are either the same as or less stringent than those of the Federal Reserve.

The Company and the Bank are currently in compliance with all commitments to the Federal Reserve and Bureau. At June 30, 2011, the Company’s consolidated Tier 1 Capital ratio was 10.35% and its Total Capital ratio was 18.99%.

Federal bank regulatory agencies also have adopted regulations that require regulators to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. Other factors taken into consideration include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including concentrations of credit and non-traditional activities. This evaluation is made as part of the institution’s regular safety and soundness examination. Further, each Federal banking agency prescribes standards for depository institution holding companies relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum rates of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. In addition, pursuant to the requirements of FDICIA, Federal bank regulatory agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution’s assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank’s capital adequacy.

Classification of Banking Institutions. Among other things, FDICIA provides Federal bank regulatory agencies with broad powers to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The extent of those powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A depository institution’s classification will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

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

Under certain circumstances, a depository institution’s primary Federal bank regulatory agency may use its authority to reclassify a “well classified” bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of “well capitalized” or “adequately capitalized” subjects a depository institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At June 30, 2011, the Bank met the definition of a “well capitalized” institution.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take “prompt corrective action” if an insured depository institution fails to satisfy certain minimum capital requirements and other measures deemed appropriate by the Federal bank regulatory agencies. See “—Capital Adequacy Guidelines” and “—Enforcement Policies and Actions.” Failure to meet the capital adequacy guidelines could subject a banking institution to capital raising requirements. A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be “undercapitalized”. Limitations exist for “undercapitalized” depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution’s holding company. See “Bank Holding Company Regulation—Source of Strength; Safety and Soundness”. A “significantly undercapitalized” depository institution may be subject to a number of requirements and restrictions, including orders to sell a sufficient quantity of voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for “critically undercapitalized” institutions.

Basel Committee on Banking Supervision Capital Proposals. The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as implemented in the U.S. by the Federal bank regulatory agencies. In connection with Basel II, the Federal bank regulatory agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”). However, the Federal bank regulatory agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company does not currently expect to calculate its capital ratios in accordance with the Standardized Approach Proposal.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”). The Federal Reserve has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the Federal Reserve does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank. The primary source of revenues and funds of the Company, including funds to pay dividends to our shareholders, have been and will likely continue to be from dividends, if any, paid to us by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders. As to the payment of dividends, the Bank is subject to the laws and regulations of the State of Maine and to the regulations of the Federal Reserve.

If, in the opinion of the applicable Federal bank regulatory agency, a depository institution or holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The Federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, under FDICIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “—Capital Adequacy Guidelines—Prompt Corrective Regulatory Action”. Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Enforcement Policies and Actions

The Federal Reserve and the Bureau have primary regulatory enforcement responsibility over the Company and the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions against banking organizations and affiliated parties, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Federal bank regulatory agencies. Current law generally requires public disclosure of final enforcement actions.

Transactions with Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

Maine law expressly authorizes interstate banking combinations that are approved by the Bureau and do not result in deposit concentrations exceeding 30% of the total deposits of the State of Maine (unless such limitation is waived by the Bureau). Further, interstate branch acquisitions and the establishment of de novo branches also are authorized under Maine law.

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the CRA and the regulations promulgated thereunder by the appropriate Federal bank regulatory agency. Under the terms of the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate Federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by that institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with, or assume the liabilities of, another banking institution or its holding company, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. An institution’s CRA rating is based on its actual performance in meeting community needs. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests:: (a) a lending test, which evaluates the institution’s record of making loans in its service areas; (b) an investment test, which evaluates the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, which evaluates the institution’s delivery of services through its branches, ATMs, and other offices. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. the Bank received a “satisfactory” CRA rating in its most recent examination.

Consumer Protection Laws

The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLB Act, Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve will enforce CFPB rules with respect to the Bank.

Interchange Fees

Pursuant to the Dodd-Frank Act, the Federal Reserve has issued a final rule governing the interchange fees charged on debit cards. The rule caps the fee a bank may charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. The rule is effective October 1, 2011. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule. If adopted by the Bank, the rule would indirectly result in a significant decrease in the fee income that the Bank earns from debit cards.

Mortgage Reform

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

Privacy and Customer Information Security

The Federal bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLB Act, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the GLB Act requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

Additionally, the Information Security Guidelines established by the GLB Act require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require that notice be sent to consumers of a data security breach. The Federal bank regulatory agencies have also jointly issued final rules and guidelines implementing certain provisions of the FACT Act that (a) require the Bank to develop and implement a written Identity Theft Prevention Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts; (b) require credit and debit card issuers, such as the Bank, to assess the validity of notifications of changes of address under certain circumstances; and (c) provide guidance regarding reasonable policies and procedures that a user of consumer reports, such as the Bank, must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Anti-Money Laundering and the Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by

Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various Federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable Federal bank regulatory agency must consider the anti-money laundering compliance record of both the applicant and the target.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Bank Securities Activities. With respect to bank securities activities, the GLB Act amended the Federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer,” and “investment adviser” under the Securities Exchange Act of 1934 (the “Exchange Act”). The GLB Act provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks to effect securities transaction under certain conditions without registering as broker-dealers with the SEC. Regulation R, which was issued jointly by the SEC and the Federal Reserve, implements certain of these exceptions.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance and accounting measures, executive compensation disclosure requirements, and enhanced and timely disclosure obligations for corporate information, all of which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act.

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

•

expansion of the audit committee’s authority and responsibility by requiring that the audit committee (a) have direct control of the outside auditor, (b) be able to hire and fire the auditor, and (c) approve all non-audit services;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

On September 11, 2007, the Company changed its listing from the American Stock Exchange to the NASDAQ Stock Exchange. Both exchanges have adopted corporate governance rules that have been approved by the SEC.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. While the required percentage of stock ownership is subject to change by the FHLBB, the Bank is in compliance with this requirement with an investment in FHLBB stock at June 30, 2011 of $4.9 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. As of June 30, 2011, the Bank had $43.9 million in outstanding FHLB advances. Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

ITEM 1A.	Risk Factors

An investment in our common stock involves certain risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. To understand these risks and to evaluate an investment in our common stock, you should read this entire report, including the following risk factors.

If any of the potential events described in these risk factors actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly.

The Company may not be successful in the implementation of its post-Merger business strategy.

The Company’s business strategy following the Merger was revised to include building a Loan Acquisition and Servicing Group and growing deposits with an online affinity savings program. The Company’s ability to develop and offer new products and services depends on whether the Company can hire and retain enough suitably experienced and talented employees, identify enough suitable customers and successfully build the systems and obtain the other resources necessary for creating the new product and service offerings. The Company may not be able to do so, or, identifying suitable employees and customers and building the systems and obtain the other resources necessary may be more expensive, or take longer, than the Company expects. There can be no assurance that our business strategy following the Merger will be accretive to earnings within a reasonable period of time.

Continued economic weakness or further weakening could adversely affect the Company’s financial condition and results of operations.

The Company continues to operate in a challenging and uncertain economic environment that includes generally uncertain national and local conditions. Within Maine, the unemployment rate has improved slightly over the past few years, to 7.7% from a high of 8.4% in 2009, but remains high by historic standards. Residential loan sales were down 18% in the first 6 months of 2011 from the comparable 2010 period, while Maine home values have remained relatively stable over the past year. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Northeast and others in the financial services industry. In particular, Northeast faces the following risks in connection with these events:

•

Continued asset valuation declines and an increase in the number of borrowers unable to repay their loans in accordance with their original terms. Increased delinquencies, coupled with decreases in the value of the collateral securing loans, could result in increased credit losses.

•	A decrease in demand for our loans and other products and services offered by us, which would result in a decrease in revenues.

•	Higher FDIC assessments may be required if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.

Recent market volatility has affected and may continue to affect the value of the Company’s common stock.

The performance of the Company’s common stock has been and may continue to be affected by many factors including volatility in the credit, mortgage and housing markets, and the markets with respect to financial institutions generally. Government action and changes in government regulations, such as the Dodd-Frank Act, may affect Northeast and the value of Northeast’s common stock. More general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or interest rate changes could also cause the Company’s stock to decrease regardless of the Company’s operating results.

The Company’s participation in the Capital Purchase Program, which includes restrictions on the ability to pay dividends or repurchase outstanding common stock and restrictions on executive compensation, may act to depress the market value of Northeast’s common stock, potentially restrict its operational flexibility and hinder its ability to attract and retain well qualified executives.

Pursuant to its participation in the Capital Purchase Program, the Company’s ability to declare or pay dividends on any of Northeast’s shares of common stock is limited to $0.09 per share per quarter. The Company is unable to declare or pay dividends on shares of common stock if in arrears on the payment of dividends on its Series A preferred stock. In addition, the Treasury’s approval generally is required for Northeast to make any stock repurchase (other than purchases of Series A preferred stock or shares of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Series A preferred stock has been redeemed or transferred by Treasury to unaffiliated third parties. In addition, outstanding shares of common stock may not be repurchased if Northeast is in arrears on the payment of Series A preferred stock dividends. The restriction on the Company’s ability to pay dividends may depress the market price for shares of its common stock.

In addition, the Company must comply with the executive compensation and corporate governance standards imposed by ARRA for as long as Treasury holds any securities acquired from Northeast pursuant to the Capital Purchase Program or upon exercise of the warrant held by Treasury. In addition, the restrictions on the Company’s ability to compensate senior executives as compared to executive compensation at companies that did not participate in the Capital Purchase Program may limit the Company’s ability to recruit and retain senior executives. Treasury’s ability to change the terms, rules or requirements of the Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.

The outstanding Series A preferred stock could decrease net income and earnings per share, and the warrant issued to Treasury may be dilutive to holders of the Company’s common stock.

The sale of the Series A preferred stock to Treasury increased the number of outstanding shares of common stock on a fully-diluted basis. In addition, the Series A preferred stock carries a preferred dividend. The dividends declared on the Series A preferred stock will reduce the net income available to holders of the Company’s common stock and earnings per share. In addition, the ownership interest of the existing holders of Northeast’s common stock will be diluted to the extent that Treasury exercises the warrant it acquired in connection with Northeast’s participation in the Capital Purchase Program.

If the Company is are unable to redeem the outstanding Series A preferred stock, the annual dividend rate will increase substantially.

If Northeast is unable to redeem the outstanding Series A preferred stock prior to December 12, 2013, the annual dividend rate would increase from 5.0% to 9.0%. Depending on the Company’s financial condition at the time, such an increase in the annual dividend rate on the Series A preferred stock could have a material negative effect on liquidity and results of operations.

Competition in the financial services industry is intense and could result in Northeast losing business or experiencing reduced margins.

The Company currently operates primarily in western and south central Maine. The Company’s future growth and success will depend on its ability to compete effectively in these Maine markets, in the markets in which the Loan Acquisition and Servicing Group invests and in the markets in which the planned online affinity savings program operates. The Company faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts its business. Some of the Company’s competitors have significantly greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

Adverse events in Maine, where the Company’s business is currently concentrated, could adversely impact its results and future growth.

The Company’s business, the location of its branches, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans and its home equity loans are primarily concentrated in Maine. Unlike larger national or other regional banks that are more geographically diversified, the Company’s business and earnings are closely tied to general business and economic conditions, particularly the economy of Maine. As a result, Northeast is exposed to geographic risks and adverse changes in laws and regulations in Maine would have a greater negative impact on Northeast’s revenues, financial condition and business than similar institutions in markets outside of Maine.

The Company is dependent upon its employees.

The Company’s success is dependent, in large measure, upon its ability to attract and retain key people. There exists significant competition for those with the experience and skills required to conduct many of the Company’s business activities. There is no assurance that the Company will continue to attract or retain such personnel.

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

The Company may not be able to pay dividends and, if the Company pays dividends, the Company cannot guarantee the amount and frequency of such dividends.

In addition to the restrictions on the ability to declare or pay dividends imposed by the terms of the Series A preferred stock, the continued payment of dividends on shares of the Company’s common stock will also depend upon the Company’s debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions, growth and other factors, including economic conditions, regulatory restrictions, and tax considerations. The Company cannot guarantee that it will pay dividends or, if it pays dividends, the amount and frequency of these dividends.

The Company’s loan portfolio is subject to credit risk and achievement of the Company’s goal to increase its portfolio of purchased commercial loans will increase its exposure to credit risk.

Northeast is exposed to the risk that its borrowers may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit and financial guarantees. Although credit personnel analyze the creditworthiness of individual borrowers and limits are established for the total credit exposure to any one borrower, such limits may not have the effect of adequately limiting our credit exposure.

Further, the Bank’s commercial mortgage and commercial business loan portfolios, which currently comprise 44.4% of total loans, are expected to grow as a result of the activities of the newly-launched Loan Acquisition and Servicing Group (“LASG”). Commercial loans normally return higher interest yields, but also generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business.

Because of the risks associated with commercial loans, the Company may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on the Company’s operating results and financial condition.

An increase in the Company’s allowance for loan losses will result in reduced earnings.

As a lender, the Company is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. The Company evaluates the collectability of its loan portfolio and provides an allowance for loan losses that the Company believes is adequate based upon various factors. Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in the Company’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect its ability to estimate the incurred losses in its loan portfolio. If the Company’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, the Company’s earnings could be significantly and adversely affected. The Company may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings.

Changes in interest rates could adversely affect the Company’s net interest income and profitability.

The majority of the Company’s assets and liabilities are monetary in nature. As a result, the earnings and growth of the Company are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact the Company’s net interest income as well as the valuation of the Company’s assets and liabilities.

Banking is an industry that depends, to a large extent, on its net interest income. Net interest income is the difference between (1) interest income on interest-earning assets, such as loans, and (2) interest expense on interest-bearing liabilities, such as deposits. Changes in interest rates can have differing effects on the Company’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce the Company’s net interest income. Further, declines in market interest rates may trigger loan prepayments, which in many cases are within the Company’s customers’ discretion, which in turn may serve to reduce net interest income if the Company is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.

While the Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, the Company cannot provide assurances that it will be successful in doing so.

The Company is subject to liquidity risk.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Company’s liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Changes in market interest rates, increased competition within its markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that the Company will not have sufficient funds to meet its obligations when they come due.

The Company monitors its liquidity closely. Overnight investments and the unencumbered portion of its securities portfolio can be used as a source of liquidity. Wholesale funding sources include FHLB advances, the Federal Reserve’s Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered CDs. An additional source of liquidity, should it be needed, is the sale or securitization of loans.

The Company committed, in conjunction with the regulatory approvals received for the Merger, to fund 100% of its loans with core deposits. Core deposits, for purposes of this commitment, are defined as non-maturity deposits and non-brokered insured time deposits. At June 30, 2011, the ratio of the Company’s loans to core deposits stood at 84.2%, providing room within the commitment constraint to grow the loan portfolio by approximately $58 million as of that date. However, should a one-to-one ratio of loans to core deposits be achieved, the ability to grow loans further will be dependent on the Company’s ability to raise additional core deposit funding. To the extent the Company’s ability to gather core deposits is constrained by market forces or for any other reason, our ability to achieve loan growth would be similarly constrained, which in turn could have an adverse effect on the Company’s operating results.

Monetary policies and regulations of the Federal Reserve System could adversely affect our business, financial condition and results of operations.

The commercial banking business is affected not only by legislation, regulatory policies, and general economic conditions, but also by the monetary policy of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies cannot be predicted and the effect of such policies on the business, financial condition and results of operations of Northeast Bank may be adverse.

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

The Company faces operational risk.

The Company is exposed to many types of operational risk, including the risk of fraud, unauthorized transactions, inadvertent errors, faulty systems, legal risk and reputational risk, among others. Threats to information systems and customer information in particular have become more widespread. Key areas of operational risk to which the Company is exposed include:

Internal controls may fail or be circumvented: Effective controls over financial reporting are necessary to help ensure reliable financial reporting and prevent fraud. Management is responsible for maintaining an effective system of internal control and assessing system effectiveness. The Company’s system of internal control is a process designed to provide reasonable, not absolute, assurance that system objectives are being met. Failure or circumvention of the Company’s system of internal control could have an adverse effect on the Company’s business, profitability, and financial condition, and could further result in regulatory actions and loss of investor confidence.

Breaches of security or systems failures could have an adverse effect on the Company business: Communication and information systems are critical to the conduct of the Company’s business, since the Company uses such systems to manage the Company’s customer relationships and process accounting and financial reporting information. While the Company has established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of the Company’s security systems could prevent customers from using its web site and its online banking services, both of which involve the transmission of confidential information. Although the Company relies on commonly used security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect the Company’s systems from compromises or breaches of security. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in the loss of business, subject the Company to increased regulatory scrutiny or expose the Company to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on the Company’s business, profitability and financial condition.

Negative public opinion could damage the Company’s reputation: Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by Northeast to meet its clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to keep, attract and/or retain clients and can expose the Company to litigation and regulatory action. Actual or alleged conduct by one of Northeast’s businesses can result in negative public opinion about the Company’s other businesses. Reputational damage could adversely affect the Company’s business and revenues.

The Company’s future growth, if any, may require the Company to raise additional capital in the future, but that capital may not be available when it is needed.

Northeast is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Company may need to raise additional capital to support its operations or its growth, if any. The Company’s ability to raise additional capital will depend, in part, on conditions in the capital markets and the Company’s financial performance at that time, both of which are outside Northeast’s control. Accordingly, the Company may be unable to raise additional capital, if and when needed, on acceptable terms, or at all. If the Company cannot raise additional capital when needed, our ability to further expand its operations through internal growth and acquisitions could be materially impaired. In addition, if the Company decides to raise additional equity capital, Investors’ interests could be diluted.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations, or the manner in which they are applied.

The Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Maine Superintendent and by the FDIC, as insurer of the Bank’s deposits. Such regulation and supervision govern the activities in which Northeast may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of Northeast’s assets and the determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Changes in accounting standards can materially impact Northeast’s financial statements.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company restating prior period financial statements.

Changes and interpretations of tax laws and regulations may adversely impact Northeast’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than Northeast and challenge tax positions that it has taken on its tax returns. This may result in the disallowance of deductions or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect the Company’s performance.

Unpredictable catastrophic events could have a material adverse effect on the Company.

The occurrence of catastrophic events such as hurricanes, pandemic disease, windstorms, floods, severe winter weather or other catastrophes could adversely affect the Company’s business and, in turn, its financial condition or results of operations. This may result in a significant number of employees that are unavailable to perform critical operating functions at either their regular worksite or the disaster recovery worksite. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by Northeast Bank.

Item1 B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive and administrative offices of the Company and the Bank are located at 500 Canal Street, Lewiston, Maine (“Headquarters Building”). In 2005, the Bank entered into a 15-year lease with respect to the Headquarters Building, and the Company moved its principal executive and administrative offices to this four story building located in downtown Lewiston. The Company leases the entire building, a total of 27,000 square feet. For the first ten years of the lease, the annual rent expense is approximately $264,000. In addition to executive and administrative offices, this building also houses our operations, loan processing and underwriting, loan servicing, accounting, human resources and commercial lending departments. The Company also opened a 500 square foot branch office in this building.

In addition to the branch office located in our Headquarters Building, we have nine banking branches and ten insurance agency offices located in the State of Maine as set forth below.

Branch Locations	Ownership
232 Center Street, Auburn	Lease (1)
235 Western Avenue, Augusta	Fee Simple
11 Main Street, Bethel	Fee Simple
168 Maine Street, Brunswick	Fee Simple
2 Depot Street, Buckfield	Fee Simple
46 Main Street, Harrison	Fee Simple
500 Canal Street, Lewiston	Lease (2)
1399 Maine Street, Poland	Lease (3)
77 Middle Street, Portland	Lease (4)
235 Main Street, South Paris	Fee Simple

Insurance Agency Locations
59 Main Street, Anson, Maine	Fee Simple
232 Center Street, Auburn, Maine*	Lease (1)
235 Western Avenue, Augusta, Maine*	Fee Simple
4 Sullivan Square, Berwick, Maine	Fee Simple
11 Main Street, Bethel, Maine*	Fee Simple
28 Main Street, Livermore Falls, Maine	Lease (5)
423 U. S. Route 1, Scarborough, Maine	Lease (6)
235 Main Street, South Paris, Maine*	Fee Simple
472 Main Street, Thomaston, Maine	Lease (7)
10 Snell Hill Road, Turner, Maine	Fee Simple

*	Each of these insurance agency locations are situated in an existing bank branch location at the address indicated.
(1)	Lease term is ten years and expires May 1, 2016.
(2)	Lease term is 15 years and expires July 15, 2020.
(3)	Lease term is 15 years but with notice can be terminated in 10 years, and expires January 1, 2025.
(4)	Lease term is five years and expires September 30, 2012.
(5)	Lease is a tenant at will.
(6)	Lease term is five years and expires November 15, 2015.
(7)	Lease is a tenant at will.

The Bank’s investment division leases space at 202 US Route One, Falmouth, Maine, which has a term of five years and expires August 31, 2012. The Company’s Boston Massachusetts business development office leases space at 800 Boylston Street, Boston MA for a term of two years, expiring on December 31, 2012. In addition, the Bank has purchased land in Windham, Maine.

Item 3.	Legal Proceedings

In the ordinary course of business, the Company is involved in various threatened and pending legal proceedings. A legal proceeding that arose subsequent to June 30, 2011 is described below:

In August 2011, the Bank received a summons and complaint in TSM Properties, LLC v. Northeast Bank and Daniel G. Thompson, Docket No. CV-11-337, Cumberland County Superior Court in Maine. This action was instituted on August 19, 2011 and arises in connection with disputed transfers of money by TSM Properties’ manager (Mr. Thompson) to other accounts from TSM Properties’ account with the Bank. TSM Properties has asserted claims against Mr. Thompson and also against the Bank. Damages sought include $2,247,239 and additional unspecified amounts. The case is in its initial stages, and the Bank intends to vigorously defend against these claims.

While it is not feasible to predict or determine the outcome of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a) The Company’s voting common stock currently trades on the NASDAQ under the symbol “NBN.” There is no established public trading market for the Company’s non-voting common stock. As of the close of business on September 1, 2011, there were approximately 436 shareholders of record.

The following table sets forth the high and low closing sale prices of the Company’s voting common stock (or for periods prior to the Merger, common stock), as reported on NASDAQ, and quarterly dividends paid on the Company’s voting and non-voting common stock (or for periods prior to the Merger, the Company’s common stock) during the periods indicated.

Fiscal year ended June 30, 2011	High	Low	Div Pd
Jul 1 – Sep 30	$13.25	$12.00	$.090
Oct 1 – Dec 31	17.80	12.25	.090
Jan 1 – Mar 31	16.50	14.50	.090
Apr 1 – Jun 30	15.29	13.50	.090

Fiscal year ended June 30, 2010	High	Low	Div Pd
Jul 1 – Sep 30	$10.00	$7.66	$.090
Oct 1 – Dec 31	9.71	8.42	.090
Jan 1 – Mar 31	15.28	8.50	.090
Apr 1 – Jun 30	15.14	12.00	.090

On September 23, 2011, the last reported sale price of the Company’s voting common stock, as reported on NASDAQ was $13.27. Holders of the Company’s voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The amount and timing of future dividends payable on the Company’s voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank’s ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank’s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See “Item 1. Business—Supervision and Regulation”.

The following graph compares the performance of the Company’s voting common stock (or for periods prior to the Merger, the Company’s common stock) (assuming reinvestment of dividends) with the total return for companies within the S&P 500 Index and the Philadelphia KBW Bank Index. The calculation of total cumulative return assumes a $100 investment was made at market close on June 30, 2006.

The following table provides information about the Company’s voting common stock that may be issued upon the exercise of stock options under the Company’s equity compensation plans in effect as of June 30, 2011.

	Equity Compensation Plans
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plan approved by security holders (1)	764,549	$14.05	40,979
Equity compensation plan not approved by security holders	0	$0.00	0

(1)	Includes information related to the Northeast Bancorp Stock Option and Incentive Plan Stock Option Plan approved by the shareholders in 2010 (the “2010 Plan”). The 2010 Plan provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

(b) None.

(c) Issuer Repurchases of Equity Securities.

      None.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009	Twelve Months Ended June 30, 2008	Twelve Months Ended June 30, 2007
		(Dollars in thousands except for Per Share Data)
Selected operations data:
Interest income	$13,304	$14,378	$31,262	$33,766	$35,398	$35,682
Interest expense	3,261	5,952	13,513	16,980	21,051	20,097

Net interest income	10,043	8,426	17,749	16,786	14,347	15,585
Provision for loan losses	707	912	1,864	2,100	836	989
Other operating income (1)	21,758	6,980	12,164	10,505	10,510	7,903
Net securities gains	1,200	17	(18)	268	293	42
Other operating expenses (2)	19,802	11,947	25,417	24,461	21,855	20,075

Income before income taxes	12,492	2,564	2,614	998	2,459	2,466
Income tax (benefit) expense	(60)	768	895	39	528	579

Net income	$12,552	$1,796	$1,719	$959	$1,931	$1,887

Net income available to common stockholders	$12,355	$1,677	$1,476	$825	$1,931	$1,887

Consolidated per share data:
Net income:
Basic	$3.52	$0.72	$0.64	$0.36	$0.82	$0.77
Diluted	$3.47	$0.71	$0.63	$0.36	$0.82	$0.76
Cash dividends	$0.18	$0.18	$0.36	$0.36	$0.36	$0.36
Selected balance sheet data:
Total assets	$596,393	$627,984	$622,194	$598,148	$598,274	$556,801
Loans receivable	309,913	367,284	382,309	393,651	409,194	425,571
Deposits	401,118	374,617	384,197	385,386	363,374	364,554
Borrowings	126,706	199,326	183,025	162,389	186,830	147,564
Total stockholders’ equity	64,954	50,366	50,906	47,317	40,273	40,850
Other ratios:
Return on average assets	4.09%	0.57%	0.28%	0.16%	0.33%	0.34%
Return on average equity	38.23%	6.94%	3.47%	2.14%	4.63%	4.59%
Average equity to average total assets	10.69%	8.18%	8.10%	7.35%	7.23%	7.37%
Common dividend payout ratio	5.03%	23.36%	56.64%	101.14%	44.10%	46.77%

(1)	Includes primarily fees for deposits, investment brokerage and trust services to customers, insurance commission revenue and gains on the sale of loans. In the 184-day period ended June 30, 2011, the total further includes a $15.4 million bargain purchase gain.
(2)	Includes salaries, employee benefits, occupancy, equipment and other expenses. In the 184-day period ended June 30, 2011, the total further includes merger related expenses totaling $3.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the “Company”) for the 184-day period ended June 30, 2011, the 181-day period ended December 28, 2010 and the fiscal years ended June 30, 2010 and 2009. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company’s Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to 2011 have been reclassified to conform to the 2011 presentation.

Financial Presentation

On December 29, 2010, the merger (“Merger”) of the Company and FHB Formation LLC (“FHB”) was consummated. FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. Northeast considers the following to be its critical accounting policies:

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. This accounting policy is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectability of the loans in light of historical delinquency and credit loss experience, together with analyses that reflect current trends for delinquent, non-performing and classified loans, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a further discussion of the allowance for loan losses, please refer to “Asset Quality” below.

Intangible Assets

Northeast considers accounting for its intangible assets to be critical because significant judgment is exercised in performing periodic valuations of these assets, which consist of customer list and non-compete agreement intangibles arising from insurance agency acquisitions, and a core deposit intangible arising from the recent merger with FHB. These assets are being amortized over their estimated useful lives and evaluated for potential impairment on an annual basis as of each June 30th, or more frequently if events or circumstances indicate a potential for impairment. If impairment is detected, the carrying value of an intangible is reduced through a charge to earnings. The evaluation of our intangible assets involves estimations of discount rates and the timing of projected future cash flows, which are subject to change with changes in economic conditions and other factors. Such changes in the assumptions used to evaluate an intangible asset affect its value and could have a material adverse impact on Northeast’s results of operations.

Business Combination Accounting

The application of the acquisition method of accounting for a business combination, in accordance with ASC 805, Business Combinations, requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. We consider our accounting policies related to these fair value measurements to be critical because they are important to the portrayal of our financial condition and results subsequent to the merger transaction with FHB, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.

In connection with a business combination, ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality provides the GAAP guidance for accounting for loans that have experienced a deterioration in credit quality from origination to acquisition for which it is probable that the acquirer will be unable to collect all contractually required payments receivable, including both principal and interest. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Company must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Company will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

This discussion has highlighted those accounting policies that management considers to be critical, however all accounting policies are important, and therefore the reader is encouraged to review each of the policies included in Note 1 to the Consolidated Financial Statements to gain a better understanding of how Northeast’s financial performance is measured and reported.

General

Northeast Bancorp is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (“FRB”) under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company. The FRB is the primary regulator of the Company, and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine and, as of June 30, 2011, from 10 banking offices, one financial center, 10 insurance agency offices and three loan production offices located in western and south-central Maine, one mortgage loan production offices in Portsmouth, New Hampshire, and one business development office located in Boston Massachusetts. At June 30, 2011, we had consolidated assets of $596.4 million and consolidated stockholders’ equity of $65.0 million.

Northeast Bancorp’s principal asset is the capital stock of Northeast Bank (the “Bank”), a Maine state-chartered universal bank. Accordingly, the Company’s results of operations are primarily dependent on the results of the operations of the Bank. In addition to the Bank’s ten branch offices, its investment brokerage division offers investment, insurance and financial planning products and services from its main office in Falmouth Maine as well as through the Bank’s branch offices. In the fiscal year ended June 30, 2011 (“Fiscal 2011”), the Bank’s wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), offered personal and commercial property and casualty insurance products through 10 insurance agency offices. As described in more detail below, effective September 1, 2011, NBIG sold its customer lists and certain other assets to local agencies in two separate transactions that netted $9.7 million in total sales proceeds.

Business Strategy

Northeast, through the Bank and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine and southeastern New Hampshire. Our traditional community banking strategy consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial loans, commercial real estate loans and consumer loans. While lending is our primary investment activity, we also invest in mortgage-backed securities and securities issued by United States Government-sponsored enterprises, which serve as a source of liquidity for the Company. We also emphasize the generation of noninterest income through gains earned on the sale of residential mortgage loans in the secondary market, and by providing financial planning and investment brokerage services to customers.

While in prior years, we have emphasized the sale of property and casualty insurance products through the Bank’s insurance agency subsidiary, Northeast Bank Insurance Group, Inc., effective September 1, 2011, we sold the customer lists and certain other assets of NBIG in two transactions to two Maine-based insurance agencies. NBIG’s insurance agency office in Berwick was sold to Brad Scott, a former senior manager of NBIG and will operate under the name Spence & Matthews. The agency offices in Southern, Western and Central Maine were sold to the Varney Agency, Inc. of Bangor Maine. The aggregate sale price of these assets was $9.7 million, which after expenses and taxes had the effect of increasing the Company’s tangible equity by approximately $8.4 million. We intend to develop programs to refer Bank customers with insurance needs to Spence & Matthews and the Varney Agency, and as such, NBIG is expected to continue operations in order to facilitate any such referrals.

With the additional capital provided as a result of the Merger and the sale of NBIG assets, the Company is in the process of augmenting its traditional community banking strategy with two new business initiatives:

1.	A Loan Acquisition and Servicing Group (“LASG”), to purchase performing commercial loans for portfolio and to service commercial loans for third parties. In the second half of Fiscal 2011, the LASG made significant investments in staffing and infrastructure to build its purchasing and servicing capabilities, and launched loan purchasing activities in the fourth quarter of Fiscal 2011.

2.	An Online Deposit Program, to provide a new source of core deposit funding for the Bank. This program is currently under development, and is expected to begin operation in the second half of Fiscal 2012.

Economic Conditions

We believe that our market area in Maine has generally witnessed an economic decline and a decrease in residential and commercial real estate values starting in 2009 and continuing to the present. Most recently, the Maine unemployment rate has improved slightly, to 7.7% from a high of 8.4% in 2009, but remains high by historic standards. Residential real estate values have been relatively stable over the past year, but home sales across the state are down 10% over the past 12 months, and are off 18% in the first 6 months of 2011, compared to the first half of 2010. The economy and real estate markets in our market areas will continue to be significant determinants of the quality of our assets in future periods and our results of operations, liquidity and financial condition. We believe future economic activity will depend significantly on consumer confidence, consumer spending, the value of real estate in our markets and business expenditures for new capital equipment, all of which are tied to strong employment.

Results of Operations

Comparison of 184 Days Ended June 30, 2011, 181 Days Ended December 28, 2010 and Fiscal Year Ended June 30, 2010

Overview

Successor Company

For the 184 days ended June 30, 2011, we reported net income of $12.6 million, or $3.47 per diluted share. The significant factors affecting the Company’s net income for the 184 days ended June 30, 2011 were:

•	Merger related activity, including a bargain purchase gain of $15.4 million included in noninterest income, and merger related expenses of $3.2 million included in noninterest expense.

•

An increase in net interest income due to the application of acquisition accounting. The fair values of deposits, FHLB advances, and structured repurchase agreements were higher than their recorded amounts. The resulting premiums are being amortized against interest expense, reducing it to an amount lower than the nominal interest rate for these deposits and borrowed funds.

•	Net securities gains of $1.2 million realized from a restructuring of the investment portfolio.

•

Increases in noninterest expense that included increases in staffing and occupancy costs for the new senior management team and two new business lines, the Loan Acquisition and Servicing Group and Online Deposit Program.

•

An increase in intangible amortization expense resulting from a new $6.3 million core deposit intangible asset recorded in connection with the Merger, and a merger-related increase of $964 thousand in the insurance agency customer list intangible. The amortization of these intangibles is based on accelerated methods.

Predecessor Company

For the 181 days ended December 28, 2010, we reported net income of $1.8 million, or $0.71 per diluted share. The significant factors affecting the Company’s net income for the 181 days ended December 28, 2010 were:

•

A 28 basis point reduction in the net interest margin, compared to Fiscal 2010, due in part to a significant increase in cash on the balance sheet, which rose to $55.5 million as of the merger date, the result of loan pay-downs and mortgage-backed securities amortization. This produced a negative interest spread between the interest earned on cash balances and interest paid on deposits and borrowings.

•	Gains on the sales of residential loans in the secondary market of $1.9 million, which exceeded the $1.3 million earned for the twelve months ended June 30, 2010, due to increased refinance activity.

•	The sale of the customer list and certain fixed assets of our insurance agency office in Jackman, Maine for a gain of $105 thousand.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Successor Company			Predecessor Company
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010			Twelve Months Ended June 30, 2010			Twelve Months Ended June 30, 2009
	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$143,894	$1,680	2.32%	$161,894	$3,111	3.88%	$163,601	$7,623	4.66%	$152,051	$7,922	5.21%
Loans (2)(3)(4)	337,630	11,544	6.78%	385,286	11,210	5.87%	392,398	23,803	6.07%	405,611	25,888	6.38%
Regulatory stock	5,550	28	1.00%	5,486	18	0.66%	5,486	36	0.66%	5,392	98	1.82%
Short-term investments (5)	75,080	90	0.24%	39,212	39	0.20%	8,761	12	0.14%	5,162	62	1.20%

Total interest- earning assets interest income/ average rates earned	562,154	13,342	4.71%	591,878	14,378	4.90%	570,246	31,474	5.52%	568,216	33,970	5.98%

Non-interest earning assets:
Cash & due from banks	3,432			3,340			5,967			6,231
Bank premises and equipment, net	8,153			8,006			8,592			9,010
Other assets	35,533			32 620			32,575			31,616
Allowance for loan losses	(18)			(5,902)			(5,915)			(5,761)

Total non-interest earning assets	47,100			38,064			41,219			41,096

Total assets	$609,254			$629,942			$611,465			$609,312

	Successor Company			Predecessor Company
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010			Twelve Months Ended June 30, 2010			Twelve Months Ended June 30, 2009
	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW	$56,386	$160	0.56%	$53,780	$183	0.69%	$48,271	$379	0.79%	$45,814	$454	0.99%
Money market	52,238	135	0.51%	55,955	212	0.76%	43,974	532	1.21%	29,021	544	1.87%
Savings	34,799	67	0.38%	38,303	99	0.52%	29,366	181	0.62%	19,515	69	0.36%
Time	207,251	1,302	1.25%	196,318	2,301	2.36%	224,399	6,023	2.68%	240,371	8,301	3.45%

Total interest-bearing deposits	350,674	1,664	0.94%	344,356	2,795	1.64%	346,010	7,115	2.06%	334,721	9,368	2.80%
Short-term borrowing (6)	19,764	76	0.76%	53,873	376	1.41%	42,940	655	1.53%	36,412	718	1.97%
Borrowed funds	117,932	1,155	1.94%	120,150	2,440	4.10%	119,002	4,984	4.19%	138,670	5,935	4.28%
Junior subordinate debentures	7,921	365	9.14%	16,496	340	4.16%	16,496	759	4.60%	16,496	959	5.81%

Total interest-bearing liabilities/interest expense/average rates paid	496,291	3,260	1.30%	534,875	5,951	2.24%	524,448	13,513	2.58%	526,299	16,980	3.23%

Non-interest bearing liabilities:
Demand deposit and escrow accounts	43,761			37,941			34,186			33,616
Other liabilities	4,075			5,576			3,332			4,601

Total Liabilities	544,127			578,392			561,966			564,516
Stockholders’ equity	65,127			51,550			49,499			44,796

Total liabilities and stockholders’ equity	$609,254			$629,942			$611,465			$609,312

Net interest income		$10,082			$8,427			$17,961			$16,990

Interest rate spread			3.41%			2.66%			2.94%			2.75%
Net yield on interest earning assets (7)			3.56%			2.87%			3.15%			2.99%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Interest income and yield are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred cost of $127 for 184 days ended June 30, 2011, $234 for 181 days ended December 28, 2010, $617 in fiscal 2010, and $871 in fiscal 2009.
(4)	Includes Loans Held-for-Sale.
(5)	Short term investments included FRB deposits in excess of reserves and other interest-bearing deposits.
(6)	Short-term borrowings included securities sold under repurchase agreement and sweep accounts.
(7)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

Successor Company

The net interest margin improved during the 184-day period ended June 30, 2011, compared to recent prior periods, principally through lower interest costs incurred on interest-bearing liabilities and by funding a larger proportion of earning assets with noninterest-bearing liabilities. For the period, the 3.56% net interest margin earned was 69 basis points higher than that earned for the 181 days ended December 28, 2010, and 41 basis points higher than in Fiscal 2010. Lower costs for interest-bearing liabilities, which were 94 basis points below that incurred in the 181-day period and 128 basis points lower than in Fiscal 2010, benefitted significantly from the application of acquisition accounting adjustments in connection with the Merger. The Bank’s certificates of deposit, FHLB advances and structured repurchase agreements all had premium purchase accounting adjustments, which are amortized into and reduce interest expense. This is offset in part by amortization of a discount on the Company’s junior subordinated debentures, which is amortized into and increases interest expense. For the 184-day period, the net positive effect of this amortization on the cost of interest-bearing liabilities was $1.9 million, or 79 basis points. The remainder of the reduction in the cost of interest-bearing liabilities compared to the 181-day period and Fiscal 2010 was principally the result of time deposit renewals at lower interest rates, which is a function of the relatively low level of market interest rates.

Offsetting in part the positive effect of the reduction in funding costs was a reduction in the yield on earning assets, which declined by 19 basis points compared to the 181-day period ended December 28, 2010 and by 81 basis points compared to Fiscal 2010. This result was caused in large part by the application of acquisition accounting adjustments that had a positive affect on interest income from loans and a negative impact on interest income from available for sale securities. While the overall loan yield increased by 91 basis points compared to the 181-day period, investment yields more than offset that effect, dropping by 156 basis points by comparison with the 184-day period. In late June 2010, the Company restructured a significant portion of its securities portfolio, and realized $1.2 million in net gains. The securities repurchased with those sales proceeds were reinvested in late June 2011 in a mix of U.S. government guaranteed term and mortgage-backed securities at lower yields than previously earned. At June 30, 2011, the weighted average yield on the Company’s securities portfolio is approximately 2.1%.

Predecessor Company

Net interest income for the 181 days ended December 28, 2010 was $8.4 million compared to $17.7 million for the twelve months ended June 30, 2010. The net interest margin for the 181 days ended December 28, 2010 was 2.87%, a decrease of 28 basis points compared to the net interest margin for the twelve months ended June 30, 2010 of 3.15%. The yield on earning assets decreased to 4.90% from 5.52% due to lower yields earned on investment securities and the increase in the volume of low-yielding short-term investments. The lower yields on investment securities were due to replacing the high level of principal amortization on mortgage-backed securities received with lower yielding bonds. The yield on interest-bearing liabilities was 2.24% for the 181 days ended December 28, 2010 and 2.58% for the twelve months ended June 30, 2010. This 34 basis point decline was primarily due to a decrease in interest paid on deposits, as the Bank lowered rates paid on most of its deposit product offerings during the 181-day period ended December 28, 2010.

Rate and volume variance analyses allocate the change in interest income and expense between the portion which is due to change in the rate earned or paid for specific categories of assets and liabilities and the portion which is due to changes in the average balance between the two periods. However, in our judgment, the successor and predecessor periods in Fiscal 2011 are not comparable due to the significant effect of acquisition accounting adjustments, and thus no rate/volume variance analysis is provided for those periods.

Provision for Loan Losses

Successor Company

The provision for loan losses for the 184-day period ended June 30, 2011 was $707 thousand, an amount that reflects the fact that loans outstanding at the date of the Merger were marked to their then fair values, and the allowance for loan losses on that date was eliminated in accordance with the acquisition method of accounting. The provision for loan losses for the 184 day period ended June 30, 2011 was recorded based on estimates of inherent loss in the $16.5 million of new loans originated post-merger, and for incremental reserves required for pre-merger loans based on estimates of deteriorated credit quality post-acquisition.

The Company subsequently adjusts non-accretable discount established on a purchased impaired loan if the actual cash flows are significantly higher than expected cash flows, with the difference recorded in interest income through an increase in the accretable yield.

Predecessor Company

The provision for loan losses for the 181 days ended December 28, 2010 was $912 thousand. The slightly lower amount of provision for loan losses, on an annualized basis, compared to the twelve months ended June 30, 2010 reflects a reduction in the volume of outstanding loans and a decrease in net charge-offs, on an annualized basis. Lower charge-offs are a reflection of a decreased level of loan delinquencies, loans risk-rated substandard or worse, and nonperforming loans over the 181 days ended December 28, 2010.

For additional information on the allowance for loan losses, see “Asset Quality”.

Noninterest Income

Successor Company

Noninterest income for the 184 days ended June 30, 2011 totaled $23.0 million, which includes a non-recurring bargain purchase gain of $15.4 million resulting from the application of the acquisition method of accounting. During the period, the Company also realized net securities gains totaling $1.2 million. The remaining noninterest income earned in the period totaled $6.4 million, which on an annualized basis was 3% higher than that earned in Fiscal 2010. Investment commission income, on an annualized basis was 39% higher than during Fiscal 2010, a difference that is in part seasonal in nature. Gains on sales of residential mortgage loans in the secondary market, net of a $27 thousand net loss on sales of portfolio loans (principally indirect consumer loans), also increased on an annualized basis relative to Fiscal 2010. Those increases were offset in part by lower annualized levels of insurance commission revenue.

Predecessor Company

Noninterest income for the 181 days ended December 28, 2010 was $7.0 million. Customer service fees, on an annualized basis, were lower than the twelve months ended June 30, 2010 due to a reduction in overdraft protection fees. Gains on the sales of loan of $1.9 million for the 181 days ended December 28, 2010 exceeded the Fiscal 2010 amount of $1.3 million due to a significant increase in the volume of loans sold driven by an increase in refinance activity during the period. Investment commissions, on an annualized basis, increased compared to the twelve months ended June 30, 2010 from an increase in business volume, while insurance commissions, on an annualized basis, decreased compared to Fiscal 2010.

In both the 181-day and 184-day periods, lower insurance commissions were the result of pricing decreases, slightly reduced volume, and lower levels of contingent commission income.

Noninterest Expense

Successor Company

Noninterest expense for the 184 days ended June 30, 2011 was $19.8 million, and includes two non-recurring items: $3.2 million of non-recurring merger related expenses and $450 thousand of retention payments paid in connection with the Merger. Noninterest expense also included the compensation and premises costs for the new,

Boston-based senior management team and the staff for the Company’s two new business initiatives, the Loan Acquisition and Servicing Group and Online Deposit Program. Intangible assets amortization expense was significantly higher in the period, due to the core deposit intangible asset created and the increase in the fair value of the insurance agency customer list intangible, both the result of acquisition accounting for the Merger. Intangible amortization expense of $1.1 million in the 184-day period represents an annualized increase of 196% compared to $724 thousand recorded in Fiscal 2010.

Predecessor Company

Noninterest expense for the 181 days ended December 28, 2010 was $11.9 million. On an annualized basis, noninterest expense for the 181 days ended December 28, 2010 was $1.3 million lower than the twelve months ended June 30, 2010. Annualized salaries and employee benefits decreased by 3%, primarily due to open positions. Merger-related expenses incurred during the 181 days ended December 28, 2010 were lower than in Fiscal 2010 by $453 thousand. Lastly, there was no goodwill impairment expense incurred in the 181 days ended December 28, 2010 as compared to $408 thousand recorded in Fiscal 2010.

Income Taxes

Successor Company

Within the operating results for the 184-day period ended June 30, 2011, both the bargain purchase gain and merger-related expenses are not subject to Federal income tax. The Company’s BOLI income ($258 thousand) and municipal interest income ($76 thousand) are also non-taxable. The income tax benefit of $60 thousand recorded for the 184 days ended June 30, 2011 reflects the exclusion of these items, as well as the recognition of $91 thousand of low-income housing tax credits.

Predecessor Company

Income tax expense recorded for the 181 days ended December 28, 2010 was $768 thousand, resulting in an effective income tax rate of 30.0% compared to 34.2% for the twelve months ended June 30, 2010. The lower effective income tax rate in the 181 days ended December 28, 2010 compared to that of Fiscal 2010 was due principally the higher level of non-deductible merger-related expenses incurred in Fiscal 2010.

See the Note 14 of the Consolidated Financial Statements for additional information on income taxes.

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Overview

For the fiscal year ended June 30, 2010 (“fiscal 2010”), we reported net income of $1.7 million, or $0.63 per diluted share, as compared to $959 thousand, or $0.36 per diluted share, for the fiscal year ended June 30, 2009 (“fiscal 2009”), an increase of $760 thousand, or 79%. This increase was attributable to increases in net interest and noninterest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expenses. The return on average assets was 0.28% in fiscal 2010 compared to 0.16% in fiscal 2009. The return on average equity was 3.47% in fiscal 2010 compared to 2.14% in fiscal 2009. The increase in our return on average assets and return on average equity was primarily due to the increase in net income. Average assets increased $2.2 million in fiscal 2010 compared to fiscal 2009. Similarly, average equity increased $4.7 million primarily from increased net income, other comprehensive income, and the full year impact of the preferred stock sold in fiscal 2009.

Net interest income increased by 6% in fiscal 2010 as compared to fiscal 2009. This increase was primarily due to an increase in our net interest margin of 16 basis points compared to fiscal 2009. Average interest earning assets increased approximately $2.0 million as compared to the average interest earning assets in fiscal 2009.

Noninterest income increased 13% during fiscal 2010, primarily from increased fees and services charges on loans and deposits, gain on sale of residential real estate loans, investment brokerage commission and insurance commission revenue. These increases were partially offset by losses realized on the sale of personal property and real estate acquired, and lower net securities gains. The provision for loan losses decreased 11% primarily due to a decrease in net credit losses of $0.2 million in fiscal 2010 compared to fiscal 2009. Noninterest expense increased 4% during fiscal 2010, which was primarily due to goodwill impairment expense and professional fees for legal, accounting, and investment banking fees related to the pending merger with FHB Formation, LLC. Neither goodwill impairment nor merger-related expenses are deductible for income tax purposes.

Net Interest Income

Net interest income increased by $963 thousand, or 6%, during fiscal 2010, primarily as a result of an increase in net interest margin. Average interest earning assets also increased $2.0 million, or less than 1%, during fiscal 2010 resulting from an increase in average available-for-sale securities of $11.5 million and an increase in average interest-bearing deposits and regulatory stock of $3.7 million, partially offset by a decrease in average loans of $13.2 million. The increase in average investment securities was due to increases in mortgage-backed securities that were used as collateral for FHLB advances and letters of credit, and securities sold under agreements to repurchase. The overall decrease in average loans was due to the decrease in average commercial, construction and consumer loans of $31.2 million, partially offset by an $18.0 million increase in average loans held-for-sale, residential real estate and commercial real estate loans. Average interest-bearing deposits increased by $11.3 million, or 3%, during fiscal 2010 primarily due to an increase in average negotiable order of withdrawal (“NOW”), money market and savings accounts, which increased by $27.3 million, or 29%, partially offset by the decrease in brokered deposits of $7.4 million and certificate of deposit accounts of $8.6 million, or 7%. Average short-term borrowings increased during fiscal 2010 by $6.5 million, or 18%. Average borrowings decreased $19.7 million, or 13%, primarily from decreases in advances from the FHLB Boston and advances from Fed Discount Window borrower-in-custody program. The yield on average interest earning assets decreased 46 basis points, to 5.52%, in fiscal 2010. The cost of funds decreased 65 basis points, to 2.58%, due to a decrease in the cost of interest-bearing deposits. The table provided on pages 42 and 43 shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for fiscal 2010 and fiscal 2009. The table below shows the changes from 2009 to 2010 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended

June 30, 2010 versus June 30, 2009

	Difference Due to
	Volume	Rate	Total
	(Dollars in thousands)
Investments	$577	$(938)	$(361)
Loans, net	(827)	(1,258)	(2,085)
FHLB deposits & other	27	(77)	(50)

Total interest-earning assets	(223)	(2,273)	(2,496)
Deposits	307	(2,560)	(2,253)
Short-term borrowings	115	(179)	(64)
Borrowings	(844)	(307)	(1,151)

Total interest-bearing liabilities	(422)	(3,046)	(3,468)

Net interest income	$199	$773	$972

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table above include FHLB advances, obligation under capital leases, structured repurchase agreements and junior subordinated debentures. The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $212 thousand and $204 thousand for the twelve months ended June 30, 2010 and 2009, respectively.

Provision for Loan Losses

The provision for loan losses in fiscal 2010 was $1.86 million, a decrease of $236 thousand, or 11%, compared to fiscal 2009. Net charge-offs were $1.82 million in fiscal 2010 compared to $1.99 million in fiscal 2009, a decrease of $169 thousand. The decrease in charge-offs was the primary reason for the decrease in the provision for loan losses for fiscal 2010. The impact of the decrease in charge-offs on the provision for loan losses was offset in part by increases in loan delinquency, classified and criticized loans, net losses and nonperforming loans for fiscal 2010. Of the total net charge offs in fiscal 2010, indirect consumer loans accounted for $572 thousand, a 47% decrease in fiscal 2010 compared to fiscal 2009. Net charge-offs to average loans outstanding was 0.47% in fiscal 2010 compared to 0.49% in fiscal 2009.

The allowance for loan losses at June 30, 2010 was $5.80 million as compared to $5.76 million at June 30, 2009, an increase of $42 thousand, or 1%. The ratio of the allowance to total loans was 1.52% at June 30, 2010 compared to 1.46% at June 30, 2009. The ratio of the allowance for loan losses to nonperforming loans was 66% at June 30, 2010 and 58% at June 30, 2009. The increase in this ratio reflects a decrease of $1.1 million in nonperforming loans, to $8.8 million at June 30, 2010, primarily from nonperforming commercial loans and commercial real estate loans. Since our quarterly testing of the allowance for loans losses includes nonperforming loans, management believes the allowance for loan losses is sufficient to absorb the estimated credit losses associated with nonperforming loans. Of total non-performing loans at June 30, 2010 and 2009, $3.2 million and $3.4 million, respectively, were current with principal and interest payments. Nonperforming loans were 2.31% of total loans at June 30, 2010 as compared to 2.51% at June 30, 2009. The decrease in the ratio of nonperforming loans to total loans was due to the decrease in nonperforming loans comparing fiscal 2010 to fiscal 2009. For additional information on the allowance for loan losses, see “Critical Accounting Policies” above, and see “Asset Quality” below for additional discussion on loans.

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2010 and 2009 was $12.1 million and $10.8 million, respectively, an increase of $1.3 million, or 13%, in fiscal 2010.

Fees for other services to customers of $1.5 million increased $400 thousand, or 36%, during fiscal 2010. This increase was due to higher fees from a new overdraft protection program introduced in July 2009 as compared to fiscal 2009.

Net securities losses of $18 thousand during fiscal 2010 changed by $286 thousand from net securities gains of $268 thousand in fiscal 2009. The losses in fiscal 2010 primarily resulted from sale of trust preferred securities.

Gains on the sales of loans of $1.3 million increased $437 thousand, or 53%, during fiscal 2010. This increase was due to increased volume of residential real estate loans sold as the Bank expanded the mortgage loan origination division to a staff of 18 during fiscal 2010 compared to staff of 10 in fiscal 2009. The volume of loans sold in fiscal 2010 was $79 million compared to $68 million in fiscal 2009. Sold loan volume is subject to changing interest rates. Fixed rate residential real estate loans are sold to reduce our exposure to interest rate risk.

Investment commission revenue of $2.1 million increased $465 thousand, or 29%, during fiscal 2010. This increase was due to expanding the sales staff to 13 in fiscal 2010 from 10 in fiscal 2009 and a general improvement in the equity markets during the same period.

Insurance commission revenue of $6.2 million increased $348 thousand, or 6%, during the fiscal year 2010. The increase resulted from the impact of the increased contingent and bonus payments. The commission revenue was unchanged compared to fiscal 2009 during a continuing market of soft premiums for property and casualty insurance.

Bank owned life insurance (BOLI) income of $502 thousand increased $11 thousand, or 2%, during fiscal 2010. The average interest yield, net of mortality cost, was 3.86% in fiscal 2010 compared to 3.98% in fiscal 2009. The additions to cash surrender value are based on this average interest yield. These interest rates are determined by the life insurance companies and are reset quarterly or annually. Each policy is subject to minimum interest rates.

Other noninterest income of $627 thousand increased $2 thousand, or less than 1%, during fiscal 2010. This increase was primarily due to gains of $245 thousand realized on the sales of the book of business of the Mexico and Rangeley insurance agencies net of the unamortized intangibles of $299 thousand and certain fixed assets. Both were sales to in market competitors. We sold our Mechanic Falls branch following the transfer of customer accounts to our new Poland branch resulting in a gain of $31 thousand. Rental revenue from the multifamily properties in Real Estate Owned added $90 thousand to other noninterest income. These increases were partially offset by decreases in trust income of $98 thousand due to exiting pension administration services, in the gains from purchase and sale of covered calls of $29 thousand, and an increase in losses from the disposition of acquired assets of $239 thousand.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2010 and 2009 was $25.4 million and $24.4 million, respectively, an increase of $1.0 million, or 4%. Our efficiency ratio, which is noninterest expense as a percentage of the total of net interest income and noninterest income, improved to 85.0% during fiscal 2010 from 88.8% in fiscal 2009. The increases in net interest income and noninterest income in fiscal 2010 compared to the prior year resulted in the change in the efficiency ratio.

Salaries and employee benefits expense of $13.9 million increased $170 thousand, or 1%, during the fiscal year 2009. Total full-time equivalent employees were 242 compared to 247 at June 30, 2010 and 2009, respectively. The decrease in full-time equivalents was due to primarily to a decrease in our insurance agency staff as the result of closing offices and a decrease in our branch system staff due to consolidation. These decreases were partially offset by the expansion of a sales and processing staff for the mortgage loan origination division. The increased gains on sales of residential real estate and increased investment commissions resulted in increased compensation expense in fiscal 2010 compared to the prior year. This increase in compensation expense was partially offset by decreased compensation expense in our insurance agency and a decrease in medical plan benefits expense which returned to more normal levels as compared to fiscal 2009.

Occupancy expense of $1.9 million increased $55 thousand, or 3%, during the fiscal 2010. This increase was primarily due to impairment expense of $137 thousand related to the closure of insurance agency offices in Mexico and Rangeley. This increase was partially offset by a decrease in building repair and maintenance expense of $26 thousand, ground maintenance expense of $26 thousand and utilities expense of $39 thousand.

Equipment expense of $1.5 million decreased $130 thousand, or 8%, during the fiscal 2010. The decrease was due to lower depreciation and software maintenance expense.

Intangible asset amortization of $724 thousand decreased $24 thousand, or 3%, in fiscal 2010 due to the sale of the customer lists of the Mexico and Rangeley offices of NBIG reducing the base of the customer list intangibles and related amortization expense from the date of sale to June 30, 2010. Through June 30, 2009, we had been acquiring insurance agencies thereby increasing the customer list and non-compete intangibles and the related amortization.

Goodwill of $408 thousand related to a bank acquisition in 1990 and carried on the balance sheet of Northeast Bancorp was impaired and expensed at June 30, 2010. The level one test required under ASC 350-20-35, “Intangibles-Goodwill and Other, Subsequent Measurement,” determined that the fair value of the Company was less than its carrying value. The fair value of the Company common stock of $13.93 per shared was based on a fairness opinion. Since the level one test was not met, the fair valuing of the Company’s consolidated balance sheet was performed. The implied goodwill resulting from subtracting the fair value of the net assets from the fair value of the Company was less than the carrying amount of $408 thousand. This result required the entire balance of goodwill on the balance sheet of the Company to be written off. The Company passed the level one test at June 30, 2009. The goodwill carried on the balance sheet of NBIG passed the level one test so no impairment was recognized.

Other noninterest expense of $7.0 million increased $477 thousand, or 7%, during fiscal year 2010. This increase compared to fiscal 2009 was due to an increase in professional fees of $835 thousand, including $541 thousand of legal, accounting, investment banking and other professional services related to the pending merger, and increases in consulting fees for IT projects, improving processes in our insurance agency, and implementing the overdraft protection program. Other noninterest expense also increased during fiscal 2010 compared to the prior year as the result of an increase in FDIC insurance expense of $26 thousand due to the volume of non-deposit funding, causing our assessment rate to increase, computer services expenses $109 thousand due to higher item processing expense, clearing charges on a higher volume of investment brokerage transactions, increased usage of Internet banking services, and dues and assessments of $44 thousand primarily due to the Maine Bureau of Financial Institution safety and soundness examination fees. Partially offsetting these increases were decreases in loan expenses of $74 thousand due to lower collection and problem loan workout expenses, deposit expenses of $59 thousand due to an insurance payment on fraud losses in fiscal 2008, supplies expense of $25 thousand and telephone expense of $32 thousand due to re-negotiating vendor contracts, travel and entertainment expense of $29 thousand, other losses of $100 thousand, employee recruitment of $46 thousand, and a net decrease in other-than-temporary impairment expense on equity and non-marketable securities of $204 thousand for fiscal 2010 compared to the prior year. The other-than-temporary impairment expenses resulted from the periodic analysis by management of impaired securities pursuant to which management determined that recovery of cost was unlikely within a reasonable period of time for certain equity, bank–issued trust preferred securities, and non-marketable securities. The impairment expense includes no credit component impairment in fiscal 2010 compared to $99 thousand of credit component impairment on debt securities in fiscal 2009.

The Company’s effective tax rate was 34.2% and 3.9% for the fiscal years ended June 30, 2010 and 2009, respectively. The expenses recognized for goodwill impairment and the pending merger are not deductible for income tax purposes. See Note 14 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company’s total comprehensive income was $4.6 million and $3.7 million during 2010 and 2009, respectively. Comprehensive income differed from our net income in 2010 and 2009 due to the change in the fair value of available-for-sale securities, net of income tax and change in fair value of purchased interest rate caps and interest rate swaps, net of income tax. In fiscal 2010, there was a net increase in fair value of $3.3 million attributable to an increase in net unrealized gains on available-for-sale securities, net of income tax and a decrease in fair value of $412 thousand on the unrealized losses on purchased interest rate caps and interest rate swaps, net of income tax. There was a net increase in fair value in fiscal 2009 of $2.8 million in the unrealized gains on available-for-sale securities, net of income tax. See the Consolidated Statements of Changes in Shareholders’ Equity and Note 18 in the Consolidated Financial Statements for additional information.

Financial Condition

Overview

The Company’s total assets were $596.4 million at June 30, 2011, representing a decrease of $26.2 million, or 4%, compared to $622.6 at June 30, 2010. This reduction in assets was undertaken, in part, to increase the Company’s Tier 1 leverage ratio, which increased from 8.40% at June 30, 2010, and from 9.57% immediately post-Merger, to 10.69% at June 30, 2011. In connection with regulatory approvals for the Merger, the Company is required to maintain a Tier 1 leverage ratio of 10% or greater, effective June 30, 2011.

The principal components of the decrease in total assets were: a $76.1 million or 19%, decrease in net loans and loans held for sale, a $15.2 million, or 9%, decrease in available-for-sale securities and a $3.8 million, or 54%, decrease in cash and due from banks, partially offset by a $67.3 million increase in short-term investments. The reduction in net loans includes $36.3 million of loan sales from the Company’s indirect consumer and residential real estate portfolios. Total deposits increased $16.9 million, or 4.4%, primarily due to time deposit promotions in the six months ended June 30, 2011. Term and overnight borrowed funds decreased by $47.2 million or 29%, principally the result of discontinuing the Company’s overnight sweep account program.

Total stockholders’ equity aggregated $65.0 million and $50.9 million at June 30, 2011 and 2010, respectively, an increase of $14.1 million, or 28%. The change in stockholders’ equity was due principally to the merger, which reset the Company’s common equity accounts due to the application of the acquisition method of accounting, and provided $16.2 million of new capital from the issuance of new shares.

Cash and Cash Equivalents

Cash and cash equivalents (cash and due from bank and short-term investments) increased $63.5 million, or 311%, to $83.9 million at June 30, 2011 as compared to $20.4 million at June 30, 2010. This increase was the result of new capital received in the Merger, an increase in deposits, and decreases in investment securities, net loans and loans held-for-sale.

Investments Securities and Other Interest-earning Assets

The available-for-sale securities portfolio totaled $149.0 million and $164.2 million at June 30, 2011 and 2010, respectively. The year over year decrease of $15.2 million, or 9%, was primarily due to the principal amortization of mortgage-backed securities and the sale of collateralized mortgage obligations, municipal and corporate bonds and equity securities, offset in part by the purchase of additional U.S. Government-sponsored enterprise bonds. The mortgage-backed securities and U.S. Government-sponsored enterprise bonds were pledged to the Federal Home Loan Bank of Boston (“FHLBB”) as collateral for outstanding FHLBB advances, structured repurchase agreements and availability at the FHLBB for future borrowings.

At June 30, 2011, our investment portfolio is comprised of U.S. Government-sponsored enterprise bonds and mortgage-backed securities, and equities, with 99.6% of our investment portfolio consisting of U.S. Government-sponsored enterprise and mortgage-backed securities. Generally, funds retained by the Bank as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company.

The composition of the Company’s securities portfolio at the dates indicated is as follows:

	As of June 30,
	2011	2010	2009
	(Dollars in thousands)
Available-for-sale (1)
Debt securities issued by U.S. Government sponsored enterprises	$48,737	$8,649	$9,029
Mortgage-backed securities	99,558	133,862	124,905
Municipal bonds	—	12,007	11,530
Corporate bonds	—	1,030	1,492
Collateralized mortgage obligations	—	7,423	—
Trust preferred securities	451	441	411
Equity securities	216	776	1,043

Total available-for-sale (2)	$148,962	$164,188	$148,410

(1)	Carried at estimated fair value. Northeast Bancorp does to have any securities classified as held-to-maturity.
(2)	Cost of such securities (dollars in thousands) was $149,123 as of June 30, 2011, $156,979 as of June 30, 2010 and $146,211 as of June 30, 2009.

The table below sets forth certain information regarding the contractual maturities and weighted average yields of Northeast’s securities portfolio at June 30, 2011. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments. Repayment of Government-sponsored enterprise obligations can be expected to occur earlier than contractual maturities when the issuer holds call options:

	Successor Company
	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2011		0.00%
U.S. Government sponsored enterprises	$—	0.00%	$48,737	1.78%	$—	0.00%	$—	0.00%	$48,737	1.78%
Mortgage-backed securities	—	0.00%	528	4.17%	37,760	3.02%	61,270	3.36%	99,558	3.23%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	451	7.92%	451	7.92%
Equity securities	$216	7.71%	$—	0.00%	$—	0.00%	$—	0.00%	$216	7.71%

	216	7.71%	49,265	1.81%	37,760	3.02%	61,721	3.39%	148,962	2.78%

	Predecessor Company
	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2010
U.S. Government sponsored enterprises	$—	0.00%	$5,012	1.50%	$2,636	3.00%	$1,001	5.03%	$8,649	2.37%
Mortgage-backed securities	161	4.79%	7,569	4.21%	12,559	5.01%	113,573	4.79%	133,862	4.78%
Municipal bonds (Tax equivalent yields)	—	0.00%	—	0.00%	2,168	5.84%	9,839	5.82%	12,007	5.82%
Corporate bonds	1,030	6.34%	—	0.00%	—	0.00%	—	0.00%	1,030	6.34%
Collateralized Mortgage Obligations	—	0.00%	—	0.00%	—	0.00%	7,423	4.43%	7,423	4.43%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	441	6.12%	441	6.12%
Equity securities	$776	3.37%	$—	0.00%	$—	0.00%	$—	0.00%	$776	3.37%

	1,967	5.04%	12,581	3.13%	17,363	4.81%	132,277	4.58%	164,188	4.50%

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other than temporary declines in value. Some of the considerations management takes into account in making this determination are market valuations of particular securities and an economic analysis of the securities’ sustainable market values based on the underlying company’s profitability. Five trust preferred and three preferred stock securities in the Bank’s equity securities portfolio have credit ratings below our investment grade. Each of the trust preferred and preferred stock securities was subject to impairment testing at June 30, 2011. No impairment expense was recognized for the 181 day period ended December 28, 2010 and $7 thousand of impairment expense was recognized for the 184 day period ended June 30, 2011.

Loans

Loans, including loans held-for-sale, totaled $315.1 million at June 30, 2011, compared to $396.6 million at June 30, 2010. The decrease of $81.5 million, or 21%, at June 30, 2011, was attributable to decreases in all loan categories, as follows: a $9.1 million, or 64%, reduction in loans held-for-sale, a $10.1 million, or 7%, decrease in residential real estate loans, a $3.4 million, or 3%, decrease in commercial real estate loans, a $3.5 million, or 64%, reduction in construction loans, an $8.0 million, or 26%, decrease in commercial loans, and a $47.3 million, or 68%, decrease in consumer loans. Of the total decrease in loans, $36.6 million was due to sales of portfolio loans, principally indirect consumer loans. The balance of the decrease was due to principal amortization and pay-offs of residential real estate, commercial and consumer loans.

The composition of the Company’s loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	Successor Company		Predecessor Company
	June 30, 2011		June 30, 2010		June 30, 2009		June 30, 2008		June 30, 2007
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Loan portfolio:
Residential real estate	$145,477	46.94%	$155,613	40.70%	$138,900	35.29%	$140,426	34.32%	$145,398	34.17%
Commercial real estate	117,761	38.00%	121,175	31.70%	120,730	30.67%	111,059	27.14%	112,356	26.40%
Construction	2,015	0.65%	5,525	1.45%	6,384	1.62%	4,537	1.11%	5,451	1.28%
Commercial	22,225	7.17%	30,214	7.90%	29,211	7.42%	33,591	8.21%	40,878	9.60%
Consumer and other	22,435	7.24%	69,782	18.25%	98,426	25.00%	119,581	29.22%	121,488	28.55%

Total loans	$309,913	100.00%	$382,309	100.00%	$393,651	100.00%	$409,194	100.00%	$425,571	100.00%

Less:
Allowance for loan losses	437		5,806		5,764		5,656		5,756

Net Loans	$309,476		$376,503		$387,887		$403,538		$419,815

The following table summarizes the scheduled repayments of Northeast’s loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year:

	1 Year Or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Loans
	(Dollars in thousands)
Mortgages:
Residential	$42,445	$27,566	$10,378	$65,088	$145,477
Commercial	36,407	77,668	1,461	2,225	117,761
Construction	2,015	—	—	—	2,015

Non-mortgage loans:
Commercial	14,415	7,612	198	—	22,225
Consumer and other	764	4,726	6,156	10,789	22,435

Total loans	96,046	117,572	18,193	78,102	309,913

Type of interest rate:
Predetermined rate, maturity greater than 1 year	112,797
Floating or adjustable rate due after 1 year	101,070

Total due after 1 year:	213,867

We have continued to sell most of the residential real estate loans originated by us into the secondary market. Residential real estate loans originated in the year ended June 30, 2011 totaled $151.5 million and loans sold into the secondary market during that period totaled $143.7 million. Of total portfolio loans at June 30, 2011, approximately 61% were variable rate products, compared to 53% at June 30, 2010. This increase in the percentage of variable rate products resulted from an increase in home equity lines of credit.

Other Assets

The cash surrender value of the Bank’s BOLI assets increased $508 thousand, or 4%, to $13.8 million at June 30, 2011, compared to $13.3 million at June 30, 2010. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at June 30, 2011. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 20.6% of the Bank’s total risk-based capital at June 30, 2011.

The goodwill assets previously held by the Company ($4.1 million as of June 30, 2010) were eliminated in conjunction with acquisition accounting for the Merger. Other intangible assets totaled $13.1 million and $7.3 million, respectively, at June 30, 2011 and 2010. At June 30, 2011, intangible assets consisted of $5.7 million of core deposit intangible assets recorded in connection with the Merger and $7.4 million of intangible assets related to previous insurance agency acquisitions, principally the value of customer lists. Intangible assets are subject to impairment testing annually. There was no intangible impairment expense recognized in either the 181 day period ended December 28, 2010 or the 184 day period ended June 30, 2011. Goodwill impairment expense of $407,896 was recognized in fiscal 2010.

Deposits

The Company’s principal source of funding is its core deposit accounts. Total deposits of $401.1 million as of June 30, 2011 were $16.9 million, or 4% higher than the $384.2 million outstanding as of June 30, 2010. The increase was result of growth in certificates of deposit of $10.0 million, an increase in demand deposits of $12.9 million, and an increase in savings and interest checking accounts of $0.8 million, offset in part by a decrease in money market accounts of $6.9 million. Most growth during Fiscal 2011 has been the result of certificates of deposit promotions and a shift of approximately $9.9 million from sweep accounts into demand deposits. The latter shift resulted from management’s decision to discontinue its sweep product offering in the third quarter of Fiscal 2011.

The following tables set forth certain information relative to the composition of Northeast’s average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Successor Company			Predecessor Company
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010			Twelve Months Ended June 30, 2010			Twelve Months Ended June 30, 2009
	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$43,761	0.00%	11.10%	$37,941	0.00%	9.92%	$34,186	0.00%	8.99%	$33,616	0.00%	9.12%
Regular savings	34,799	0.38%	8.82%	38,303	0.52%	10.02%	29,365	0.61%	7.73%	19,515	0.36%	5.30%
NOW and money market	108,624	0.54%	27.54%	109,735	0.73%	28.70%	92,245	0.99%	24.26%	74,835	1.33%	20.32%
Time deposits	207,252	1.25%	52.54%	196,319	2.36%	51.36%	224,400	2.68%	59.02%	240,371	3.45%	65.26%

Total average deposits	$394,436	0.84%	100.00%	$382,298	1.47%	100.00%	$380,196	1.87%	100.00%	$368,337	2.54%	100.00%

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $93.2 million. Information concerning the maturities of these accounts is set forth below:

Balance
(Dollars in thousands)
3 months or less	$14,450
Over 3 through 6 months	3,960
Over 6 through 12 months	18,356
Over 12	56,409

Total certificates of deposit $100,000 & over	$93,175

While in the past we have used brokered time deposits as part of our overall funding strategy, we do not currently use brokers to obtain deposits. At June 30, 2011, there was one $4.9 million brokered time deposit remaining outstanding, representing 0.8% of total assets, an amount unchanged since June 30, 2010.

Other Borrowed Funds

Short-term borrowings, Federal Home Loan Bank of Boston (“FHLB”) advances, Fed Discount Window Borrower-in-custody advances, structured repurchase agreements and junior subordinated debentures are the Company’s sources of funding other than deposits.

Advances from the FHLB were $43.9 million at June 30, 2011 and $50.5 million as of June 30, 2010, a decrease of $6.6 million, or 13%. At June 30, 2011, we had pledged to the FHLB U.S. Government-sponsored enterprise bonds and mortgage-backed securities of $58.9 million. In addition, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLB. See Note 10 to the Consolidated Financial Statements for additional information on borrowed funds.

The following table sets forth FHLB advances maturing in one year or less, as of the time periods indicated:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended Dec. 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate
	(Dollars in thousands)
Balance at year end	$—	0.00%	$8,000	4.37%	$3,000	4.99%	$2,815	3.14%
Average outstanding during year	1,261	4.37%	7,144	4.41%	1,214	4.17%	21,942	4.06%
Maximum outstanding at any month end	8,000		8,000		3,460		43,220

Structured repurchase agreements were $68.0 million and $65.0 million at June 30, 2011 and 2010, respectively. We have pledged $77.1 million of mortgage-backed securities and cash as collateral for those borrowings at June 30, 2011. Two of the six structured repurchase agreements have embedded purchased interest rate caps to reduce net interest income during periods of rising interest rates. See Note 10 to the Consolidated Financial Statements for additional information.

Short-term borrowings, consisting of securities sold under repurchase agreements and other sweep accounts, were $2.5 million and $46.2 million at June 30, 2011 and 2010, respectively. This decrease of $43.7 million, or 95%, was attributable to the discontinuation of this product in the third quarter of Fiscal 2011. At June 30, 2011, there were no securities pledged as collateral for short-term borrowings. The remaining sweep accounts were secured by $7.0 million of letters of credit issued by the FHLB. See Note 10 of the Consolidated Financial Statements for additional information.

The table below sets forth certain information about Northeast’s short-term borrowings for the periods indicated:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate
	(Dollars in thousands)
Balance at year end	$2,515	1.52%	$63,043	1.13%	$46,168	1.49%	$34,435	1.55%
Average outstanding during year	19,765	0.76%	53,873	1.41%	42,939	1.52%	36,412	1.97%
Maximum outstanding at any month end	27,172		63,043		47,821		39,765

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. These products are no longer offered and account balances are winding down. Securities sold under agreements to repurchase were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $0 and amortized cost of $0 at June 30, 2011, a fair value of $57.7 million and amortized cost of $55.9 million at December 28, 2010, and a fair value of $45.0 million and amortized cost of $42.8 million at June 30, 2010 and a fair value of $31.0 million and amortized cost of $30.1 million at June 30, 2009. Sweep accounts had Federal Home Loan Bank Letter of Credit coverage of $7.0 million, $17.0 million, $17.5 million and $12.4 million at June 30, 2011, December 28, 2010, June 30, 2010 and June 30, 2009, respectively. Securities sold under these agreements were under the control of the Company throughout 2011, 2010 and 2009. These borrowings were scheduled to mature within 180 days.

There were no balances outstanding at June 30, 2011 and 2010, respectively, for advances under the Fed Discount Window Borrower-in-custody program. The advance capacity was reduced during Fiscal 2011 due to the sale of municipal bonds and a significant portion of our indirect loan portfolio, which had served as our primary collateral for this program. The available credit under the program had decreased to $1.1 million at June 30, 2011 compared to $19.1 million at June 30, 2010.

We had outstanding $8.0 million and $16.5 million at June 30, 2011 and 2010, respectively, of junior subordinated debentures issued by us to affiliated trusts. The June 30, 2011 balance reflects fair value adjustments recorded at the merger date, net of amortization. See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

Asset Quality

Our lending and credit policies require the regular independent review of our loan portfolio to monitor our asset quality. Those policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Underwriting criterion, such as collateral and debt service coverage ratios and approval limits are also specified in our loan policies. The policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Company’s allowance for loan losses.

The Company’s allowance for loan losses was $0.4 million as of June 30, 2011. This amount reflects the application of the acquisition method of accounting for the Merger, and is therefore not comparable to the allowance for loan losses of $5.8 million at June 30, 2010. The allowance for loan losses represented less than 0.14% of total loans at June 30, 2011 and 1.62% immediately prior to the transaction date and was 1.52% of total loans at June 30, 2010. The allowance for loan losses was set to zero on the date of the transaction when the loan portfolio was marked to its then current fair value. Since that date, the Company is creating a new allowance, as new loans are booked or in the event that credit exposure in the pre-merger loan portfolio exceeds that estimated when fair values were determined.

The allowance for loan losses represents management’s estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the fiscal year ended June 30, 2011, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

A reserve for off-balance sheet credit risk is part of other liabilities. At June 30, 2011, this account balance was $11 thousand, compared to $19 thousand at June 30, 2010. The adequacy of this balance is subject to an analysis similar to the analysis applied to the allowance for loan losses by taking into consideration outstanding letters of credit and unadvanced construction loans.

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors. Please refer to Notes 1 and 4 in the Consolidated Financial Statements included in the report for additional information about the Company’s asset classification methodology and its allowance for loan losses.

The following table sets forth activity in Northeast’s allowance for loan losses for the periods indicated:

	Successor Company	Predecessor Company
	184 Days Ended	181 Days Ended	Twelve Months Ended
	June 30, 2011	Dec. 28, 2010	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Average net loans outstanding during the period (1)	$332,684	$375,878	$388,700	$404,124	$413,794	$432,539

Total loans at end of period (1)	$309,913	$367,284	$382,309	$393,651	$409,194	$425,571

Allowance at beginning of period	$5,967	$5,806	$5,764	$5,656	$5,756	$5,496

Loans charged-off during the period:
Residential real estate	42	61	237	271	70	60
Commercial real estate	27	281	412	257	184	6
Commercial business	21	145	509	285	237	251
Consumer and other	216	372	827	1,401	632	538

Total loans charged-off	306	859	1,985	2,214	1,123	855

Recoveries on loans previously charged-off:
Residential real estate	—	53	34	3	—	1
Commercial real estate	8	4	12	49	6	26
Commercial business	2	26	23	77	134	4
Consumer and other	39	25	94	93	47	95

Total recoveries	49	108	163	222	187	126

Net loans charged off during the period	257	751	1,822	1,992	936	729
Provision for loan losses	707	912	1,864	2,100	836	989
Allowance a for loans loss eliminated with acquisition method of accounting	(5,980)	—	—	—	—	—

Allowance at end of period	$437	$5,967	$5,806	$5,764	$5,656	$5,756

Ratio of net charge-offs to average loans outstanding	0.08%	0.20%	0.47%	0.49%	0.23%	0.17%

Allowance as a percentage of total loans	0.14%	1.62%	1.52%	1.46%	1.38%	1.35%

Allowance as a percentage of non-performing and nonaccrual loans (2)	5.49%	67.49%	65.67%	58.26%	73.43%	113.08%

(1)	Excludes loans held for sale.
(2)

At the Merger date, the application of the acquisition method of accounting eliminated the allowance for loan loss. The allowance for loan losses at June 30, 2011 reflects the estimated losses on loans originated post-merger and reserves allocated on impaired loans since December 28, 2010. This accounts for the decrease in the allowance as a percentage of nonperforming and nonaccrual loans for the 184 days ended June 30, 2011 compared to prior periods. For the 181 days ended December 28, 2010 the increase in allowance as a percentage of nonperforming and nonaccrual loans was due to the decrease in nonperforming and nonaccrual loans, which were $7.9 million compared to $8.8 million at June 30, 2010 and $9.9 million at June 30, 2009.

Net charge-offs were $0.3 million during the 184 days ending June 30, 2011 and $0.7 million during the 181 days ended December 28, 2010, respectively, compared to $1.8 million in 2010. The decrease was primarily due to lower gross charge-offs in commercial and indirect consumer loans. Net charge-offs as a percentage of average loans outstanding were 0.08% and 0.20% for the 184 days ending June 30, 2011 and the 181 days ended December 28, 2010, respectively, and 0.47% for the year ended June 30, 2009.

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below. The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories. As noted above, the merger-related fair value adjustments virtually eliminated the allowance for loan losses as of June 30, 2011.

	Successor Company		Predecessor Company
	June 30, 2011		June 30, 2010		June 30, 2009		June 30, 2008		June 30, 2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocation of allowance for loan losses:
Residential real estate	$34	46.94%	$1,564	40.70%	$1,083	35.29%	$1,343	34.32%	$808	34.17%
Commercial real estate	147	38.00%	1,412	31.70%	1,769	30.67%	1,530	27.14%	2,000	26.40%
Construction	—	0.65%	50	1.45%	50	1.62%	81	1.11%	64	1.28%
Commercial business	238	7.17%	1,051	7.90%	819	7.42%	940	8.21%	1,042	9.60%
Consumer and other	18	7.24%	1,462	18.25%	2,043	25.00%	1,654	29.22%	1,667	28.55%
Unallocated	—	0.00%	267	0.00%	—	0.00%	108	0.00%	175	0.00%

Total	$437	100.00%	$5,806	100.00%	$5,764	100.00%	$5,656	100.00%	$5,756	100.00%

The following table reflects the annual trend of total delinquencies 30 days or more past due, as a percentage of total loans at June 30:

2011	2010	2009	2008
2.41%	2.84%	3.42%	3.03%

In the opinion of management, classified loans, exclusive of non-performing loans, that could potentially become non-performing due to delinquencies or marginal cash flows were $497 thousand and $210 thousand at June 30, 2011 and 2010, respectively. Significant credit losses are not expected on these loans.

Non-performing Assets

The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated:

	As of June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$1,916	$2,769	$1,620	$1,390	$439
Construction loans	121	—	—	101	—
Commercial real estate	1,164	1,310	2,384	1,430	1,444
Commercial business	420	1,169	1,982	1,638	708
Consumer and other	520	394	556	634	461

Total non-accrual loans	4,141	5,642	6,542	5,193	3,052

Current non-accrual loans	3,067	3,199	3,352	2,510	2,038
Past due 90 days or more and still accruing	751	—	—	—	—

Total non-performing loans (3)	7,959	8,841	9,894	7,703	5,090
Acquired assets	690	1,292	673	678	—

Total non-performing assets	$8,649	$10,133	$10,567	$8,381	$5,090

Non-performing loans to total loans	2.57%	2.31%	2.51%	1.88%	1.17%
Non-performing assets to total assets	1.45%	1.63%	1.77%	1.41%	0.90%

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management’s judgment the collectability of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

Troubled debt restructured (“TDR”) loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balance in TDR loans at June 30, 2011 was $1.1 million.

At June 30, 2011, non-performing loans included $3.1 million of loans that are current and paying as agreed, but which the Bank classifies as non-performing until the respective borrowers have demonstrated a sustainable period of performance. Of non-performing loans that are current, residential real estate and commercial real estate accounted for $0.5 million and $2.4 million, respectively.

At June 30, 2011, the Company had acquired assets of $0.7 million, compared to $1.3 million at June 30, 2010, a decrease of $0.6 million, or 46%. Acquired assets were comprised of other real estate owned of $0.6 million and other assets acquired, primarily personal property securing consumer loans repossessed by the bank, of $0.1 million. The real estate and personal property collateral for commercial and consumer loans is written down to its estimated realizable value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income. See Note 6 of the Consolidated Financial Statements for additional information.

We continue to focus on asset quality issues and allocate significant resources to credit policy, loan review, asset management, collection and workout functions. Despite this ongoing effort, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our results of operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under an eight-point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had commercial real estate and commercial business loans totaling $10.1 million and $17.2 million at June 30, 2011 and 2010, respectively, classified as substandard or lower under our risk rating system. This decrease was primarily due to reductions in commercial customer relationships experiencing weaknesses in the underlying businesses. These loans were subject to our internal specific review for the risk of loss based on the liquidation of collateral, information that is included in determining the adequacy of the allowance for loan losses. At June 30, 2011, $4.7 million of this amount was non-performing commercial real estate and commercial business loans. The remaining $5.4 million of commercial real estate and commercial business loans classified as substandard at June 30, 2011 evidence one or more weaknesses or potential weaknesses and have the potential to become non-performing loans in future periods.

Risk Management

Management and the Board of Directors of the Company recognize that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Company strives to measure, evaluate and control the risks it faces. The Board and management understand that an effective risk management system is critical to the Company’s safety and soundness. Chief among the risks faced by us are credit risk, market risk (including interest rate risk), liquidity risk, and operational (transaction) risk.

Credit Risk

We consider credit risk to be the most significant risk we face, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies established by the Board, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Northeast’s policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Underwriting criterion, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses. For additional information, refer to “Asset Quality” and “Business—Lending Activities.”

Market Risk

Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. Northeast has no exposure to foreign currency exchange or commodity price movements. Because net interest income is our primary source of revenue, interest rate risk is a significant market risk to which the Company is exposed.

Interest rate risk can be defined as the exposure of future net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level, mix and duration of the Company’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates also affect the volume of lending activity, the ability of borrowers to repay loans, the volume of loan prepayments, the flow and mix of deposits, and the market value of the Company’s assets and liabilities.

Several members of senior and middle management comprise Northeast’s Asset Liability Management Committee (“ALCO”), and are responsible for managing the Company’s interest rate risk in accordance with policies approved by the Board of Directors. Within this risk management perspective, the ALCO is charged with managing assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, and profitability goals. On a quarterly basis, the ALCO reviews with the Board its analysis of the Company’s exposure to interest rate risk and the effect subsequent changes in interest rates could have on the Company’s future net interest income, and by implication its business strategies. The ALCO is also actively involved in the Company’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.

Exposure to interest rate risk is managed by Northeast through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, coupled with determinations of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, and performance objectives. Through such management, Northeast seeks to reduce the vulnerability of its net interest income to changes in interest rates.

The ALCO’s primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Northeast considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” scenario, where both interest rates and the composition of the balance sheet remain stable over the measured time horizon(s). As of June 30, 2011, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company’s policy levels of tolerance.

While the ALCO reviews simulation assumptions to ensure they are reasonable, and back-tests simulation results on a periodic basis as a monitoring tool, income simulation analysis may not always prove to be an accurate indicator of the Company’s interest rate risk or future earnings. There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made to perform it. For example, the projected level of future market interest rates and the shape of future interest rate yield curves have a major impact on income simulation results. Many assumptions concerning the repricing of financial instruments, the degree to which non-maturity deposits react to changes in market rates, and the expected prepayment rates on loans, mortgage-backed securities, and callable debt securities are also inherently uncertain. In addition, as income simulation analysis assumes that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect the Company’s expectations for future balance sheet growth, nor changes in business strategy that the Company could implement in response to rate shifts to mitigate its loss exposures. As such, although the analysis described above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2011, we estimate that our net interest income in the following 12 months would decrease by 0.41% if rates went up 200 basis points and increase by 0.32% if rates went down 100 basis points. These results demonstrate a virtually neutral sensitivity position of our balance sheet to interest rate risk. An asset sensitive balance sheet would increase interest income greater than the increase in interest expense in a rising rate environment because interest-bearing assets reprice more quickly than our interest-bearing liabilities. For a liability sensitive balance sheet, the interest-bearing liabilities reprice downward more quickly than our interest-bearing assets increasing net interest income.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2011	-0.41%	0.32%

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2010	2.23%	1.23%

Liquidity Risk

The risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses is defined as liquidity risk. We monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, quarterly review of liquidity forecasts and periodic review of contingent funding plans. Using these methods, the Company actively manages its liquidity position under the direction of the ALCO, which meets weekly.

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. Northeast uses its liquidity on a regular basis to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company’s primary sources of funds consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands.

The following is a summary of the unused borrowing capacity of the Company at June 30, 2011 available to meet our short-term funding needs:

	(Dollars in thousands)
Brokered time deposits	$144,174	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	82,469	Unused advance capacity subject to eligible and qualified collateral
Fed Discount Window Borrower-in-Custody	1,018	Unused credit line subject to the pledge of indirect auto loans

Total Unused Borrowing Capacity	$227,661

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of an additional $2.3 million in FHLB stock would be required. At June 30, 2011, our banking subsidiary had $227.7 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 38% of total assets.

On a parent Company only basis, our commitments and debt service requirements at June 30, 2011 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a contractual repayment obligation of $16.5 million. See Note 22 to the Consolidated Financial Statements

for the balances at fair value, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2011, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $410 thousand. Including the impact of the interest rate swap fixing the interest expense on NBN Capital Trust IV, the annual interest expense is approximately $672 thousand.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by our banking subsidiary, see Note 11 to the Consolidated Financial Statements. Under the terms and conditions of receiving funds from the US Treasury’s Capital Purchase Program, the Company’s dividends paid to common shareholders are limited to the per share dividends paid in the quarter ended September 30, 2008 of $0.09 per share.

Operational Risk

Operational risk, which we define as the risk of loss from failed internal processes, people and systems, and external events, is inherent in all of our business activities. The principal ways in which we manage operational risk include the establishment of departmental and business-specific policies and procedures, internal controls and monitoring requirements. Some specific examples include our information security program, business continuity planning and testing, our vendor management program, reconciliation processes, and new product and/or system introduction processes. Periodic internal audits provide an important independent check on adherence to policies, procedures and controls designed to mitigate risk exposure.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2011, follows:

		Payments Due by Period
(Dollars in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$42,500	—	15,000	12,500	15,000
Structured Repurchase Agreements	65,000	—	55,000	10,000	—
Junior subordinated debentures	16,496	6,186	10,310	—	—
Capital lease obligation	2,075	164	353	429	1,129
Other borrowings	2,134	528	1,162	444	—

Total long-term debt	128,205	6,878	81,825	23,373	16,129

Operating lease obligations	1,924	795	626	332	171

Total contractual obligations	$130,129	7,673	82,451	23,705	16,300

		Amount of Commitment Expiration —Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$5,058	5,058	—	—	—
Commitments related to loans held for sale (2)	6,558	6,558	—	—	—
Unused lines of credit (3)(4)	42,816	20,926	4,016	4,556	13,318
Standby letters of credit (5)	1,233	1,233	—	—	—

	$55,665	33,775	4,016	4,556	13,318

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at June 30, 2011 was a loss of $70 thousand.

Capital

Total stockholders’ equity aggregated $65.0 million and $50.9 million at June 30, 2011 and 2010, respectively, an increase of $14.1 million, or 28%. The change in stockholders’ equity was due principally to the merger, which reset the Company’s common equity accounts due to the application of the acquisition method of accounting, and provided $16.2 million of new capital from the issuance of new shares. See Note 11 to the Consolidated Financial Statements for information on capital ratios. Our regulatory capital ratios currently exceed all applicable requirements, including the commitment made to the Federal Reserve and the Maine Bureau of Financial Institutions in connection with the Merger to maintain minimum Tier 1 leverage and total risk-based capital ratios of 10% and 15%, respectively.

Under the terms of the US Treasury’s Capital Purchase Program, the Company must have the consent of the US Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. The 2006 Stock Repurchase Plan, which expired on December 31, 2010, was not replaced.

Impact of Inflation

The consolidated financial statements and related notes have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

Note 1 of the Consolidated Financial Statement includes the Financial Accounting Standards Board (FASB) and the SEC issued statements and interpretations affecting the Company.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

See Item 7 of our Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data

To the Board of Directors

Northeast Bancorp

Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2011 (Successor) and 2010 (Predecessor) and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the period from December 29, 2010 through June 30, 2011 (Successor), the period from July 1, 2010 through December 28, 2010 (Predecessor), and each of the two years in the period ended June 30, 2010 and 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of their operations and their cash flows for the period from December 29, 2010 through June 30, 2011 (Successor), the period from July 1, 2010 through December 28, 2010 (Predecessor), and each of the two years in the period ended June 30, 2010 and 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

September 22, 2011

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	June 30, 2011	June 30, 2010
Assets
Cash and due from banks	$3,227	$7,019
Short-term investments	80,704	13,416

Total cash and cash equivalents	83,931	20,435
Available-for-sale securities, at fair value	148,962	164,188
Loans held-for-sale	5,176	14,254
Loans receivable
Residential real estate	145,477	155,613
Commercial real estate	117,761	121,175
Construction	2,015	5,525
Commercial business	22,225	30,214
Consumer	22,435	69,782

Total loans, gross	309,913	382,309
Less allowance for loan losses	437	5,806

Loans, net	309,476	376,503
Premises and equipment, net	8,271	7,997
Acquired assets, net	690	1,292
Accrued interest receivable	1,244	2,081
Federal Home Loan Bank stock, at cost	4,889	4,889
Federal Reserve Bank stock, at cost	871	597
Intangible assets	13,133	11,371
Bank owned life insurance	13,794	13,286
Other assets	5,956	5,714

Total assets	$596,393	$622,607

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

(Dollars in thousands)

(Continued)

	Successor Company (1)	Predecessor Company (2)
	June 30, 2011	June 30, 2010
Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Demand	$48,215	$35,266
Savings and interest checking	89,804	89,024
Money market	48,695	55,556
Brokered time deposits	4,924	4,883
Certificates of deposit under $100,000	116,305	106,864
Certificates of deposit $100,000 or more	93,175	92,604

Total deposits	401,118	384,197
Federal Home Loan Bank advances	43,922	50,500
Structured repurchase agreements	68,008	65,000
Short-term borrowings	2,515	46,168
Junior subordinated debentures issued to affiliated trusts	7,957	16,496
Capital lease obligation	2,075	2,231
Other borrowings	2,229	2,630
Other liabilities	3,615	4,479

Total liabilities	531,439	571,701

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at June 30, 2011 and 2010, liquidation preference of $1,000 per share	4	4
Voting common stock, at stated value, 13,500,000 shares authorized; 3,312,173 and 2,323,832 shares issued and outstanding at June 30, 2011 and 2010, respectively	3,312	2,324
Non-voting common stock, at stated value, 1,500,000 shares authorized; 195,351 and 0 shares issued and outstanding at June 30, 2011 and 2010, respectively	195	—
Warrants	406	133
Additional paid-in capital	49,700	6,761
Unearned restricted stock award	(163)	—
Retained earnings	11,726	37,338
Accumulated other comprehensive (loss) income	(226)	4,346

Total stockholders’ equity	64,954	50,906

Total liabilities and stockholders’ equity	$596,393	$622,607

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Periods Ended June 30, 2011 and December 28, 2010 and the Years Ended

June 30, 2010 and 2009

(Dollars in thousands, except share and per share data)

	Successor Company (1)	Predecessor Company (2)
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
Interest and dividend income:
Interest on loans	$11,544	$11,210	$23,803	$25,888
Taxable interest on available-for-sale securities	1,555	2,854	6,860	7,171
Tax-exempt interest on available-for-sale securities	76	231	476	454
Dividends on available-for-sale securities	11	26	75	92
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	28	18	36	99
Other interest and dividend income	90	39	12	62

Total interest and dividend income	13,304	14,378	31,262	33,766

Interest expense:
Deposits	1,665	2,796	7,115	9,368
Federal Home Loan Bank advances	535	918	1,798	2,471
Structured repurchase agreements	512	1,392	2,872	2,981
Short-term borrowings	76	376	654	718
Junior subordinated debentures issued to affiliated trusts	365	340	759	959
FRB borrower-in-custody	—	—	—	98
Obligation under capital lease agreements	54	55	116	153
Other borrowings	54	75	199	232

Total interest expense	3,261	5,952	13,513	16,980

Net interest and dividend income before provision for loan losses	10,043	8,426	17,749	16,786
Provision for loan losses	707	912	1,864	2,100

Net interest and dividend income after provision for loan losses	9,336	7,514	15,885	14,686

Noninterest income:
Fees for services to customers	670	698	1,504	1,104
Net securities gains (losses)	1,200	17	(18)	268
Gain on sales of loans	830	1,867	1,264	827
Investment commissions	1,435	1,174	2,054	1,589
Insurance commissions	2,772	2,661	6,213	5,865
BOLI income	258	250	502	491
Bargain purchase gain	15,441	—	—	—
Other income	352	330	627	629

Total noninterest income	22,958	6,997	12,146	10,773

Noninterest expense:
Salaries and employee benefits	9,439	6,670	13,920	13,750
Occupancy and equipment expense	1,864	1,556	3,338	3,413
Professional fees	830	527	1,026	748
Data processing fees	650	618	1,245	1,168
Intangible assets amortization	1,080	344	724	748
Merger expense	3,189	94	547	—
Goodwill impairment	—	—	408	—
Other (3)	2,750	2,138	4,209	4,634

Total noninterest expense	19,802	11,947	25,417	24,461

Income before income tax (benefit) expense	12,492	2,564	2,614	998
Income tax (benefit) expense	(60)	768	895	39

Net income	$12,552	$1,796	$1,719	$959

Net income available to common stockholders	$12,355	$1,677	$1,476	$825

Weighted-average shares outstanding
Basic	3,492,933	2,330,197	2,321,894	2,319,830
Diluted	3,548,164	2,354,385	2,334,339	2,321,929
Earnings per common share:
Basic	$3.52	$0.72	$0.64	$0.36
Diluted	$3.47	$0.71	$0.63	$0.36

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Other expense for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the years ended June 30, 2010 and 2009 include available-for-sale security write downs of $7, $0, $135 and $487, net of $0, $0, $0, and $59 recognized in comprehensive income, pretax, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2011, December 28, 2010 and for the Years Ended June 30, 2010 and 2009

(Dollars in thousands)

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Predecessor Company	Shares	Amount	Shares	Amount
Balance at June 30, 2008	—	$—	2,315,182	$2,315	$—	$2,582	$—	$36,680	$(1,304)	$40,273
Net income	—	—	—	—	—	—	—	959	—	959
Other comprehensive income net of tax:
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	2,755	2,755

Total comprehensive income	—	—	—	—	—	—	—	—	—	3,714

Net proceeds from Capital Purchase Program	4,227	4	—	—	133	4,063	—	—	—	4,200
Stock options exercised	—	—	6,000	6	—	45	—	—	—	51
Stock grant	—	—	150	—	—	2	—	—	—	2
Dividends on common stock at $0.36 per share	—	—	—	—	—	—	—	(834)	—	(834)
Dividends on preferred stock	—	—	—	—	—	—	—	(90)	—	(90)
Accretion of preferred stock	—	—	—	—	—	14	—	(14)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—

Balance at June 30, 2009	4,227	$4	2,321,332	$2,321	$133	$6,709	$—	$36,698	$1,451	$47,316

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Predecessor Company	Shares	Amount	Shares	Amount
Balance at June 30, 2009	4,227	4	2,321,332	2,321	133	6,709	—	36,698	1,451	47,316
Net income for twelve months ended June 31, 2009	—	—	—	—	—	—	—	1,719	—	1,719
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(412)	(412)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	3,307	3,307

Total comprehensive income										4,614
Dividends on preferred stock	—	—	—	—	—	—	—	(211)	—	(211)
Dividends on common stock at $0.36 per share	—	—	—	—	—	—	—	(836)	—	(836)
Stock options exercised	—	—	2,500	3	—	20	—	—	—	23
Accretion of preferred stock	—	—	—	—	—	27	—	(27)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	5	—	(5)	—	—

Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$—	$37,338	$4,346	$50,906

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2011, December 28, 2010 and for the Years Ended June 30, 2010 and 2009

(Continued)

(Dollars in thousands)

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Predecessor Company	Shares	Amount	Shares	Amount
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$—	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	—	—	—	—	—	—	—	1,796	—	1,796
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(10)	(10)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive income										(77)
Dividends on preferred stock	—	—	—	—	—	—	—	(106)	—	(106)
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(419)	—	(419)
Stock options exercised	—	—	7,500	8	—	54	—	—	—	62
Accretion of preferred stock	—	—	—	—	—	13	—	(13)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$—	$38,593	$2,473	$50,366

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Successor Company	Shares	Amount	Shares	Amount
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	$406	$33,685	$—	$—	$—	$36,427
Net income for 184 days ended June 30, 2011	—	—	—	—	—	—	—	12,552	—	12,552
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(120)	(120)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(106)	(106)

Total comprehensive income										12,326
Restricted Stock award	—	—	13,026	13	—	168	(181)	—	—	—
Voting common stock issued	—	—	965,815	965	—	12,489	—	—	—	13,454
Non-voting common stock issued	—	—	195,351	195	—	2,526	—	—	—	2,721
Stock options exercised	—	—	2,000	2	—	24	—	—	—	26
Dividends on preferred stock	—	—	—	—	—	—	—	(105)	—	(105)
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(631)	—	(631)
Accretion of preferred stock	—	—	—	—	—	87	—	(87)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—
Stock award earned	—	—	—	—	—	—	18	—	—	18
SAR Option activity	—	—	—	—	—	526	—	—	—	526
Option expense	—	—	—	—	—	192	—	—	—	192

Balance at June 30, 2011	4,227	$4	3,507,524	$3,507	$406	$49,700	$(163)	$11,726	$(226)	$64,954

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Periods Ended June 30, 2011 and December 28, 2010 and the Years Ended June 30, 2010 and 2009

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	184 days ended June 30, 2011	181 days ended Dec. 28, 2010	2010	2009
Cash flows from operating activities:
Net income	$12,552	$1,796	$1,719	$959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	707	912	1,864	2,100
Provision for REO	114	113	—	—
Provision made for deferred compensation	112	106	197	166
Write-down of available-for-sale securities	7	—	135	428
Write-down of non-marketable securities	—	—	99	10
Write-down of goodwill	—	—	408	—
Accretion of fair value adjustments for loans, deposits and borrowings, net	(3,550)	—	—	—
Amortization of intangible assets	1,080	344	724	748
Deferred income tax expense (benefit)	554	(313)	177	(182)
BOLI income, net	(258)	(250)	(502)	(491)
Depreciation of premises and equipment	571	520	1,075	1,151
Net securities (gains) losses	(1,200)	(17)	18	(268)
Net (gain) loss on sale and write downs of acquired assets	(38)	(22)	239	68
Net (gain) disposal, write-down and sale of fixed assets	(4)	(6)	99	—
Net gain on sale of insurance business	—	(104)	(235)	—
Net change in loans held-for-sale	2,677	6,401	(11,818)	(1,951)
Loss on sale of loans	110	—	—	—
Stock option expense	192	—	—	—
Stock award expense	18	—	—	—
Stock grant	—	—	—	2
Net amortization (accretion) of securities	880	89	(6)	(172)
Bargain purchase gain	(15,441)	—	—	—
Change in other assets and liabilities:
Interest receivable	716	121	120	81
Prepayment FDIC assessment	—	—	(2,340)	—
Decrease in prepayment FDIC assessment	303	120	552	—
Other assets and liabilities	(1,486)	(73)	(383)	230

Net cash (used in) provided by operating activities	(1,384)	9,737	(7,858)	2,879

Cash flows from investing activities:
Federal Reserve Bank stock purchased	(274)	—	—	(125)
Proceeds from the sales of available-for-sale securities	195,666	173	582	11,701
Purchases of available-for-sale securities	(206,772)	(19,001)	(61,689)	(55,452)
Proceeds from maturities and principal payments on available-for-sale securities	15,611	26,806	50,194	29,085
Loan originations and principal collections, net	14,196	14,292	7,671	12,678
Proceeds from sale of portfolio loans	38,644	—	—	—
Purchases of premises and equipment	(945)	(503)	(720)	(1,212)
Proceeds from sales of premises and equipment	16	36	293	—
Proceeds from sales and reimbursements of acquired assets	240	217	990	744
Proceeds from sale of insurance businesses	—	147	534	—
Cash paid in connection with acquisition of insurance agencies	—	—	—	(718)
Investment in low income housing tax credit	—	—	(1,005)	—

Net cash provided by (used in) investing activities	56,382	22,167	(3,150)	(3,299)

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	184 days ended June 30, 2011	181 days ended Dec. 28, 2010	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	23,477	(9,580)	(1,189)	22,012
Advances from the Federal Home Loan Bank	—	—	12,500	5,000
Repayment of advances from the Federal Home Loan Bank	(8,000)	—	(2,000)	(30,000)
Net repayments on Federal Home Loan Bank overnight advances	—	—	(815)	(24,760)
Structured repurchase agreement proceeds	—	—	—	25,000
Net (decrease) increase in short-term borrowings	(60,528)	16,875	11,733	1,594
Net proceeds from Capital Purchase Program	—	—	—	4,201
Dividends paid	(736)	(525)	(1,047)	(924)
Issuance of common stock	16,201	62	20	51
Repayment on debt from insurance agencies acquisitions	—	(496)	(634)	(763)
Repayment on capital lease obligation	(79)	(77)	(148)	(512)

Net cash (used in) provided by financing activities	(29,665)	6,259	18,420	899

Net increase in cash and cash equivalents	25,333	38,163	7,412	479
Cash and cash equivalents, beginning of period	58,598	20,435	13,023	12,544

Cash and cash equivalents, end of period	$83,931	$58,598	$20,435	$13,023

Supplemental schedule of cash flow information:
Interest paid	$3,479	$5,800	$13,539	$17,110
Income taxes paid	28	846	890	373
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$137	$124	$1,894	$840
Transfer from acquired assets to loans	96	143	45	34
Change in valuation allowance for unrealized losses (gains) on available-for-sale securities, net of tax	(106)	(1,863)	2,895	2,755
Net change in deferred taxes for unrealized losses (gains) on available-for-sale securities	55	960	(1,492)	(1,419)

Additional supplemental information as a result of the merger on December 29, 2010 is disclosed in Note 1 under “Merger Transaction.”

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation on LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended June 30, 2011 and December 28, 2010 and the Years Ended June 30, 2010 and 2009

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiary (“Company” or “Northeast”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to practices within the financial services industry.

Business

The Company is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston (“FRB”) under the Bank Holding Company Act of 1956. The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine and conducts loan purchasing activities nationwide through its wholly-owned subsidiary, Northeast Bank (the “Bank”), a Maine state-chartered universal bank and a member of the Federal Reserve Bank of Boston. As a result, the Bank is subject to the joint regulatory oversight by the FRB and the State of Maine Bureau of Financial Institutions. The Bank is also subject to the regulations of the Federal Deposit Insurance Corporation (“FDIC”). The Bank faces competition from banks and other financial institutions.

Business Combination Accounting

On December 29, 2010, the Company merged with FHB Formation LLC (the “Merger”). The Company applied the acquisition method of accounting to this business combination, which represented an acquisition by FHB of Northeast, with Northeast as the surviving company. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. In the Merger, amounts allocated to assets acquired and liabilities assumed were greater than the purchase price, which resulted in the recognition of a bargain purchase gain. Acquisition-related costs were expensed as incurred. Refer to Note 2 for more information about the Merger.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Northeast Bancorp, and its wholly-owned subsidiary, Northeast Bank (including the Bank’s wholly-owned subsidiary, Northeast Bank Insurance Group, Inc.). All significant intercompany transactions and balances have been eliminated in consolidation.

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by ASC 810-10, “Consolidation—Overall.” The investments in these affiliates were $496,000 in aggregate and are included in other assets. (See Note 20).

Certain amounts in the fiscal 2009 and 2010 financial statements have been reclassified to be comparable with classifications used in the fiscal 2011 financial statements.

Use of Estimates

The financial statements have been prepared in conformity with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the determination of fair values in conjunction with the application of acquisition accounting, and the on-going evaluation of assets for potential impairment.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with the Federal Reserve Bank of Boston, Bankers’ Bank Northeast, and PNC Bank, N.A. At June 30, 2011 and 2010, the reserve balance was approximately $1,135,000 and $186,000, respectively.

Available-for-sale Securities

Marketable equity securities and debt securities, which may be sold prior to maturity, are classified as available-for-sale and are carried at fair value. Changes in fair value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Under ASC 320-10, “Investments—Debt and Equity Securities,” impairment caused by credit concerns are charged against current period earnings to other expense in the consolidated statements of income and treated as a write-down of the security’s cost. Other-than-temporary impairment due to other factors are charged to other comprehensive income. Realized gains and losses on the sale of available-for-sale securities are recognized on the trade date using the specific identification method. The Company has no marketable securities classified as held-to-maturity or trading. Debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost. Each is a restricted investment. As a member of the Federal Home Loan Bank (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Bank’s investment in FHLB of Boston stock for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of June 30, 2011, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired. On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium remains in effect currently.

Loans held-for-sale and Mortgage Banking Activities

Mortgage loans originated for sale are specifically identified and carried at the lower of aggregate cost or fair value, estimated based on bid quotations from loan dealers. The carrying value of loans held-for-sale approximates the fair value at June 30, 2011 and 2010. Realized gains and losses on sales of loans are determined using the specific identification method and are reflected as gains on sale of loans in the consolidated statements of income.

In its mortgage banking activities, the Company sells loans both on a servicing released and servicing retained basis. The Company recognizes as separate assets the rights to service mortgage loans for others, and performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans.

The Company’s mortgage servicing rights asset at June 30, 2011 and 2010 was approximately $42 thousand and $30 thousand, respectively, and is included in other assets in the consolidated statements of financial condition. The fair value of mortgage servicing rights exceeds their carrying value. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type and term on the underlying loans.

Loans

Loans originated after the Merger on December 29, 2010 are carried at the principal amounts outstanding plus net deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The majority of the loans at June 30, 2011 existed at the Merger date and accounting for these loans is significantly different from the loans originated post-Merger. Loans at the merger date were recorded at fair value and any related allowance for loan losses was eliminated. Loans at the Merger date for which there was evidence of credit deterioration since origination and for which it was probable that not all contractually required principal and interest payments would be collected (purchased impaired loans) are accounted under ASC 310-30, “Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).

Fair value for purchased impaired loans was determined by estimating the principal and interest cash flows expected to be collected after discounting at prevailing market rates of interest. The difference between contractual cash flows and expected cash flows, on an undiscounted basis, represents a nonaccretable difference. The difference between the undiscounted expected cash flows and discounted expected cash flows represents an accretable yield. The accretable yield is recognized in interest income over the remaining life of the loans using the effective yield method.

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management’s judgment the collectability of interest or principal of the loan has been significantly impaired. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time. Loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2011.

The qualitative factors are determined based on the various risk characteristic of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Maine. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans: Loans in this segment are for owner-occupied real estate for which payment is derived from ongoing rentals or operations. Credit risk is affected by cost overruns and market conditions.

Commercial business loans: Loans in this segment are made to business and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect in the credit quality in this segment.

Consumer loans: Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

The allocated components relate to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial business, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Premises and Equipment

Premises and equipment existing at the Merger date were adjusted to fair value. Premises and equipment acquired since the Merger are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Premises and equipment under capital leases are amortized over the estimated useful lives of the assets or the respective lease terms, whichever is shorter. Maintenance and repairs are charged to expense as incurred and the cost of major renewals and betterments are capitalized. Premises and equipment are evaluated periodically for impairment. An assessment of recoverability is performed prior to any write-down of the asset. If circumstances suggest that their value may be impaired, then an expense would be charged in the then current period.

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

Acquired Assets

Acquired assets, including other real estate owned, are carried at the lower of cost or fair value of the collateral less estimated selling expenses.

Goodwill and Intangible Assets

Intangible assets consist of customer list and non-compete agreement intangibles arising from insurance agency acquisitions, and a core deposit intangible arising from the recent Merger. These assets are being amortized over their estimated useful lives and evaluated for potential impairment on an annual basis as of each June 30th, or more frequently if events or circumstances indicate a potential for impairment. If impairment is detected, the carrying value of an intangible is reduced through a charge to earnings.

Advertising Expense

Advertising costs are expensed as incurred.

Stock-Based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees (see Note 15). The Company accounts for stock-based compensation awards in accordance with FASB ASC 718, “Compensation—Stock Compensation.”

Accordingly, the cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash surrender value is included in assets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.

Comprehensive Income

Accumulated other comprehensive income or loss consists of unrealized gains or losses on available-for-sale securities and interest rate caps and swap, net of related income taxes.

Derivatives

The Company accounts for derivatives in accordance with ASC 815, “Derivatives and Hedging,” which requires the Company to recognize all derivatives on the statement of financial condition at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company uses derivative financial instruments for trading and hedging purposes. The derivative financial instruments used by the Company are certain residential mortgage loan commitments for resale into the secondary market, and purchased interest rate caps and sold interest rate floors that were embedded in the structured repurchase agreements. The total value of commitments to originate residential mortgage loans for resale at June 30, 2011, 2010 and 2009, which are not used as a hedge but are classified as trading, is immaterial to the Company’s financial position, liquidity, and results of operations. See Note 10 for additional information on interest rate caps and floors.

The Company also has stand alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and adjusted to its fair value based on its index and strike rate, and a swap agreement which derives its value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities. See Note 22 for additional information on interest rate caps and interest rate swaps.

Trust Assets

Assets of the Company’s trust department are not included in these consolidated financial statements because they are not assets of the Company. As of June 30, 2011, the Company had notified its trust customers that it was discontinuing trust operations. Total assets held in trust for customers pending transfer, for which the Company has fiduciary responsibility, totaled $67.4 million.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures became effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of July 1, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended June 30, 2011.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU was created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ended on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other.” This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

2.	Merger

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

Under the acquisition method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed recorded at fair value on the date of acquisition, are summarized in the following tables:

Consideration Paid:

(Dollars in Thousands)
FHB investors’ purchase of 937,933 existing Northeast shares, at $13.93 per Surviving Company share	$13,065
Existing Northeast shareholders’ retention of shares in Surviving Company, 1,393,399 shares at $13.93 per share	19,410

Total consideration paid:	$32,475

Net Assets Acquired:
(Dollars in Thousands)
Assets:
Cash and short-term investments	$58,598
Available-for-sale securities	153,315
Loans	369,605
Premises and equipment	7,909
Bank-owned life insurance	13,536
Core deposit intangible	6,348
Other identifiable intangibles	7,865
Other assets	14,409

$631,585
Liabilities and Preferred Equity:
Deposits	$378,523
Overnight borrowings	63,043
Term borrowings	125,627
Jr. subordinated debentures issued to affiliated trusts	7,889
Other liabilities	4,492
Preferred stock	4,095

$583,669

Total identifiable net assets	$47,916
Consideration paid	$32,475

Bargain purchase gain recorded in income	$15,441

In this transaction, the estimated fair values of the Company’s net assets were greater than the purchase price. This resulted in a bargain purchase gain of $15.4 million in the 184 day period ended June 30, 2011. The transaction resulted in a gain principally because intangible asset fair values were identified totaling $14.2 million, while the purchase price paid by Investors was based on the Company’s tangible book value as of September 30, 2009. Direct costs associated with the merger were expensed by the Company as incurred. Through June 30, 2011, those expenses, principally legal, accounting and investment banking fees, amounted to $3.8 million, of which $3.3 million was incurred in the twelve-month period ended June 30, 2011.

The fair value of the loan portfolio was $369.6 million, and included $4.6 million of loans with evidence of deterioration in credit quality since origination for which it is probable, as of the transaction date, that the Company will be unable to collect all contractually required payments receivable. In accordance with

ASC 310-30 this resulted in a non-accretable difference of $1.9 million, which is defined as the loan’s contractually required payments in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the transaction date. The Company’s previously established allowance for loan losses was not carried forward in the determination of loan fair value.

The core deposit intangible asset recognized as part of the transaction is being amortized over its estimated useful life of 9.5 years.

Other identifiable intangibles of $7.9 million are principally the value of our insurance agency customer lists which were appraised by an insurance valuation specialist. Existing goodwill totaling $4.1 million, recorded in conjunction with previous insurance agency acquisitions, was eliminated when determining the fair value of net assets.

The fair value of savings and transaction accounts was assumed to approximate their carrying value, since these deposits have no stated maturity and are payable upon demand.

The fair values of certificates of deposit, term borrowings and junior subordinated debentures issued to affiliate trusts were determined by discounting their contractual cash flows at current market rates.

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

The Company and the Bank are currently in compliance with all commitments to the Federal Reserve and the Bureau.

3.	Available-for-sale Securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2011 and 2010 follows:

	Successor Company		Predecessor Company
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$48,827	$48,737	$8,583	$8,649
Mortgage-backed securities	99,637	99,558	126,537	133,862
Municipal bonds	—	—	11,906	12,007
Corporate bonds	—	—	994	1,030
Collateralized Mortgage Obligations	—	—	7,331	7,423
Equity securities	193	216	1,044	776
Trust preferred securities	466	451	584	441

	$149,123	$148,962	$156,979	$164,188

The gross unrealized gains and unrealized losses on available-for-sale securities at June 30, 2011 and 2010 are as follows:

	Successor Company		Predecessor Company
	2011		2010
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses

	(Dollars in Thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$7	$97	$66	$—
Mortgage-backed securities	212	291	7,327	2
Municipal bonds	—	—	166	65
Corporate bonds	—	—	36	—
Collateralized Mortgage Obligation	—	—	92	—
Equity securities	23	—	5	273
Trust preferred securities	8	23	—	143

	$250	$411	$7,692	$483

At June 30, 2011, investment securities with a fair value of approximately $136 million were pledged as collateral to secure outstanding structured repurchase agreements, FHLB advances, available additional borrowing capacity and for other purposes.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and 2010:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Successor Company
June 30, 2011:
Debt securities issued by U.S. Government- sponsored enterprises	$46,130	$97	$—	$—	$46,130	$97
Mortgage-backed securities	51,367	291	—	—	51,367	291
Trust preferred securities	174	23	—	—	174	23

	$97,671	$411	$—	$—	$97,671	411

Predecessor Company
June 30, 2010:
Mortgage-backed securities	$161	$2	$—	$—	$161	$2
Municipal bonds	2,608	20	830	45	3,438	65
Equity securities	190	10	473	263	663	273
Trust preferred securities	95	1	339	142	434	143

	$3,054	$33	$1,642	$450	$4,696	$483

Unrealized losses within U.S. Government-sponsored enterprise securities of $97 thousand consist of fifteen debt securities, which have had continuous losses for less than one year. Unrealized losses within the mortgage-backed securities category of $291 thousand consist of thirteen individual debt securities, which have had continuous losses for less than one year. The primary cause for unrealized losses within the above investment categories is the impact movements in market interest rates have had in comparison to the underlying yields on these securities. Unrealized losses within the trust preferred security category of $23 thousand consist of nine individual securities, which have had continuous losses for less than one year.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2011 and 2010.

With regard to certain trust preferred and equity securities within the available-for-sale securities portfolio, there were other than temporary declines in market values during the 184 day period ended June 30, 2011 and the years ended June 30, 2010 and 2009. Write-downs of available-for-sale securities amounted to $7 thousand, $135 thousand and $428 thousand, respectively, for the 184 day period ended June 30, 2011 and the years ended June 30, 2010 and 2009, and are included in other noninterest expense in the consolidated statements of income. There were no other than temporary declines in market values for available-for-sale securities in the 181 day period ended December 28, 2010.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-35-17, “Investments—Debt and Equity Securities.”

The following table summarizes other-than-temporary impairment losses on securities for the 184 days ended June 30, 2011:

	Successor Company
	Equity Securities	Trust Preferred Securities	Total
	(Dollars in Thousands)
Total other-than-temporary impairment losses	$—	$7	$7
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	—	—	—

Net impairment losses recognized in earnings (2)	$—	$7	$7

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

There were no other-than-temporary impairment losses on securities for the 181 days ended December 28, 2010.

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2010:

	Predecessor Company
	Equity Securities	Trust Preferred Securities	Total
	(Dollars in Thousands)
Total other-than-temporary impairment losses	$135	$—	$135
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	—	—	—

Net impairment losses recognized in earnings (2)	$135	$—	$135

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

The following table summarizes other-than-temporary impairment losses on securities for the year ended June 30, 2009:

	Predecessor Company
	Equity Securities	Trust Preferred Securities	Total
	(Dollars in Thousands)
Total other-than-temporary impairment losses	$329	$158	$487
Less: unrealized other-than-temporary losses recognized in other comprehensive loss (1)	—	59	59

Net impairment losses recognized in earnings (2)	$329	$99	$428

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended June 30, 2011 is as follows:

Predecessor Company
Total
(Dollars in Thousands)
Balance, July 1, 2010	$9
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—
Less realized losses for securities sold	9

Balance, December 28, 2010	$—

Successor Company
Total
(Dollars in Thousands)
Balance, December 29, 2010	$—
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—
Less realized losses for securities sold	—

Balance, June 30, 2011	$—

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended June 30, 2010 is as follows:

Predecessor Company
Total
(Dollars in Thousands)
Balance, July 1, 2009	$99
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—
Less realized losses for securities sold	(90)

Balance, June 30, 2010	$9

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended June 30, 2009 is as follows:

Predecessor Company
Total
(Dollars in Thousands)
Balance, July 1, 2008	$—
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	99
Less realized losses for securities sold	—

Balance, June 30, 2009	$99

For the year ended June 30, 2011, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of trust preferred securities. They are classified as debt because they have a maturity date and are interest-bearing. In accordance with ASC 320, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. We segregated the trust preferred securities portfolio by credit rating. Those with investment grade credit ratings (S&P BBB or higher) were assumed to have the financial capacity to meet their debt service obligations. Those below investment grade or without a credit rating are subject to discounted cash flow analysis. Significant inputs for the discounted cash flow model include the trust preferred security’s estimated cash flows over the life of the security including whether the issuer has exercised its option to defer interest payments, and discounted based on the book yield at the date of purchase. If the issuer has deferred interest payments, they are assumed to be deferred for the maximum period of 20 quarters. The present value of the expected cash flows was compared to the book value of the trust preferred security to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on trust preferred securities.

For the year ended June 30, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of trust preferred securities.

The cost and market values of available-for-sale debt securities at June 30, 2011, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Fair Value
	(Dollars in Thousands)
Due after one year through five years	$48,827	$48,737
Due after five years through ten years	—	—
Due after ten years	466	451

	49,293	49,188
Mortgage-backed securities (consisting of securities with interest rates ranging from 2.421% to 6.375% maturing February 2013 to June 2041)	99,637	99,558

	$148,930	$148,746

Realized gains and losses on sales of available-for-sale securities were $1.427 million and $227 thousand, respectively, for the 184 day period ended June 30, 2011, $5 thousand and $0, respectively, for the 181 period ended December 28, 2010, $64 thousand and $81 thousand, respectively, for the year ended June 30, 2010, $393 thousand, and $125 thousand, respectively, for the year ended June 30, 2009. The tax provision applicable to these net realized gains (losses) amounted to $416 thousand, $2 thousand, $(6) thousand and $93 thousand, respectively.

4.	Loans Receivable

Through the period ended June 30, 2011, the Company’s lending activities were predominantly conducted in south-central and western Maine and south-eastern New Hampshire. In its Maine and New Hampshire market areas, the Company originates single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. The majority of loans originated by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial business and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and/or the general economy. In the fourth quarter of Fiscal 2011, the Bank launched its Loan Acquisition and Servicing Group (“LASG”) from its recently-opened office in Boston, Massachusetts. The Bank’s loan purchasing business consists primarily of acquiring loans at a discount from their outstanding principal balances. These loans are generally secured by commercial real estate, multi-family residential real estate and other business assets and are purchased from sellers nationwide in the financial services industry or government agencies. At June 30, 2011, LASG purchased loan balances outstanding totaled $637 thousand. In the future the Bank intends to grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Loans consisted of the following as of June 30:

	Successor Company	Predecessor Company
	June 30, 2011	June 30, 2010
(Dollars in Thousands)
Residential real estate:
One- to four-family	$95,417	$102,584
Second mortgages	24,190	27,316
Equity lines of credit	25,870	25,713
Commercial real estate	117,761	121,175
Construction	2,015	5,525

Total mortgage loans on real estate	265,253	282,313
Commercial business loans	22,225	30,214
Consumer installment loans	22,435	69,782

Total loans	309,913	382,309
Less: Allowance for loan losses	437	5,806

Loans, net	$309,476	$376,503

Included in the loan portfolio are unamortized (discounts) premiums on purchased loans and loans acquired in the Merger of approximately $(3.9) million and $35 thousand at June 30, 2011 and 2010, respectively.

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies (“related parties”) on substantially the same terms, including rate, as those prevailing at the time for comparable transactions with others. Such loans amounted to $2.0 million and $7.5 million at June 30, 2011 and June 30, 2010, respectively. In the 184 day period ended June 30, 2011 and the 181 day period ended December 28, 2010, new loans and advances amounted to $0.4 million and $3.3 million, and payments and reductions amounted to $6.4 million.and $2.8 million, respectively. For the twelve months ended June 30, 2010, new loans and advances totaled $6.7 million and payments and reductions amounted to $5.0 million.

Activity in the allowance for loan losses was as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
(Dollars in Thousands)
Balance at beginning of period	$5,967	$5,806	$5,764	$5,656
Add provision charged to operations	707	912	1,864	2,099
Recoveries on loans previously charged off	49	108	163	223

	6,723	6,826	7,791	7,978
Less: Loans charged off	306	859	1,985	2,214
Less: Allowance for loan losses eliminated in accordance with acquisition method of accounting	5,980	—	—	—

Balance at end of period	$437	$5,967	$5,806	$5,764

Commercial business and commercial real estate loans are considered impaired when it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired. Certain loans are exempt from individual impairment evaluation, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans.

The allowance for loan losses includes allowances related to loans that are identified as impaired, which are based on discounted cash flows using the loan’s effective interest rate, the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) or insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans are paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

The following is a summary of past due and non-accrual loans at June 30, 2011:

	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Nonaccrual Loans
	(Dollars in Thousands)
Residential Real Estate:
Residential 1-4 family	$257	$1,021	$—	$1,779	$3,057	$92,360	$95,417	$2,195
Second mortgages	60	—	—	89	149	24,041	24,190	158
Equity lines of credit	57	—	—	—	57	25,813	25,870	47
Commercial real estate	—	492	—	934	1,426	116,335	117,761	3,601
Construction	—	—	—	121	121	1,893	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	—	508	1,412	21,024	22,435	527

Total	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

The Company recognizes interest on impaired loans on a cash basis when the ability to collect the principal balance is not in doubt; otherwise, cash received is applied to the principal balance of the loan.

The following table summarizes information about impaired loans at or for the year ended June 30, 2011:

	Recorded Investments	Unpaid Principal Balance (1)	Allowance
	(Dollars in Thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$348	$348	$—
Commercial business	1,054	1,054	—

Total	1,402	1,402	—
Impaired loans with a valuation allowance:
Commercial real estate	873	873	119
Commercial business	868	868	196

Total	1,741	1,741	315

Total impaired loans	$3,143	$3,143	$315

(1)	Impaired loans are presented net of the fair value adjustments of $975 thousand resulting from the application of the acquisition method of accounting in connection with the merger on December 29, 2010.

Impaired loans at June 30, 2011 and 2010 include loans totaling $1.1 million and $3.0 million, respectively, that were current as to both principal and interest payments at that date, but that were considered impaired in accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.”

The following table summarizes information about impaired loans at or for the years ended June 30, 2010 and 2009:

Predecessor Company	2010	2009
	(Dollars in Thousands)
Impaired loans	$5,714	$8,112
Impaired loans with related allowances	1,377	2,230
Allowances on impaired loans	357	522

Impaired loans at June 30, 2010 and 2009 include loans totaling $2.966 million and $2.979 million, respectively, which were current as to both principal and interest payments at that date, but which were considered impaired in accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.”

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$119	$—	$196	$—	$—	$315
Collectively evaluated for impairment	34	28	—	42	18	—	122

Total allowance for loan losses	$34	$147	$—	$238	$18	$—	$437

Loans:
Individually evaluated for impairment	$—	$1,221	$—	$1,922	$—	$—	$3,143
Collectively evaluated for impairment	145,477	116,540	2,015	20,303	22,435	—	306,770

Total allowance for loan losses	$145,477	$117,761	$2,015	$22,225	$22,435	$—	$309,913

The following is a summary of information pertaining to impaired loans at June 30, 2011:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010	Twelve Months Ended June 30, 2010
		(Dollars in Thousands)
Average investment in impaired loans:
Residential one- to four-family	$21	$330	$232
Commercial real estate	1,736	3,366	5,048
Commercial business	1,041	1,738	2,690

Total average investment in impaired loans	$2,798	$5,434	$7,970

Interest income recognized on impaired loans:
Residential one- to four-family	$1	$2	$3
Commercial real estate	60	76	269
Commercial business	29	20	85

Total interest income recognized on impaired loans:	$90	$98	$357

Interest income recognized on a cash basis:
On impaired loans:
Residential one- to four-family	$1	$2	$3
Commercial real estate	60	76	269
Commercial business	29	20	85

Total interest income recognized a cash basis on impaired loans	$90	$98	$357

During the year ended June 30, 2009, the average investment in impaired loans, the interest income recognized on impaired loans, and the interest income recognized on a cash basis was $7.1 million, $292 thousand and $292 thousand, respectively.

Further information pertaining to impaired loans at June 30, 2011 follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer
	(Dollars in Thousands)
Loans deemed to be impaired as of June 30, 2011	$—	$1,221	$—	$1,922	$—
Loans not deemed to be impaired as of June 30, 2011	$145,477	$116,540	$2,015	$20,303	$22,435

Loans on nonaccrual status, including certain impaired loans described above, at June 30, 2010, totaled approximately $8.8 million. The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

The Company was servicing, for others, loans of approximately $42.1 million and $42.0 million at June 30, 2011 and 2010, respectively.

Credit Quality Information

The Company utilizes an eight point internal loan rating system for commercial real estate, construction and commercial business loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial business loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at June 30, 2011.

	Commercial Real Estate	Construction	Commercial Business
	(Dollars in Thousands)
Loans rated 1-5	$110,487	$2,015	$19,370
Loans rated 6	7,274	—	2,855
Loans rated 7	—	—	—
Loans rated 8	—	—	—

	$117,761	$2,015	$22,225

5.	Premises and Equipment

Premises and equipment at June 30, 2011 and 2010, are summarized as follows:

	Successor Company	Predecessor Company
	June 30, 2011	June 30, 2010

	(Dollars in Thousands)
Land	$1,251	$1,620
Buildings	2,194	3,020
Assets recorded under capital lease	1,850	2,893
Leasehold and building improvements	903	2,090
Furniture, fixtures and equipment	2,644	6,949

	8,842	16,572
Less accumulated depreciation	571	8,575

Net premises and equipment	$8,271	$7,997

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $571 thousand, $520 thousand, $1.075 million, and $1.151 million for the 184 day and 181 day periods ended June 30, 2011 and December 28, 2010 and the years ended June 30, 2010 and 2009, respectively.

6.	Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	Successor Company	Predecessor Company
	2011	2010

	(Dollars in Thousands)
Real estate properties acquired in settlement of loans and other acquired assets	$690	$1,292
Less allowance for losses	—	—

	$690	$1,292

Activity in the allowance for losses on other real estate owned was as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010

	(Dollars in Thousands)
Balance at beginning of period	$57	$—	$—
Provision for losses on other real estate owned	114	113	—
Other real estate owned write-downs	(171)	(56)	—

Balance at end of period	$—	$57	$—

7.	Acquisition of Insurance Agencies

Northeast Bank Insurance Group, Inc. primarily sells property and casualty insurance policies to individuals and small businesses. It grew through acquisition starting with the purchase of the Kendall Agency in fiscal 2002 followed with the purchase of the Solon Anson Insurance Agency in fiscal 2004, four agencies in fiscal 2007, three agencies in fiscal 2008 and one agency in fiscal 2009. These acquisitions gave us agency offices in Anson, Auburn, Augusta, Berwick, Bethel, Jackman, Livermore Falls, Mexico, Rangeley, Scarborough, South Paris, Thomaston, and Turner, Maine. Each acquisition was made as a purchase of assets for cash and a note, with the exception of the Solon Anson Insurance Agency and Palmer Insurance Agency, which was the purchase of stock for cash and a note, and the Goodrich Insurance Associates, which was a purchase of assets for cash. Each agency operates at the location being used at the time of the acquisition except: Goodrich, which was relocated to our agency office in Berwick, Maine; Hartford, which was relocated to our agency office in Auburn, Maine; and Russell, which was relocated to the agency office in Anson, Maine.

All acquisitions were accounted for using the purchase method and resulted in increases in goodwill and customer list and non-compete intangibles on the consolidated balance sheet. All purchase and sale agreements, except the agreements relating to the Russell Insurance Agency and Hartford Insurance Agency, provided for a reduction in the purchase price should the stipulated minimum commission revenue levels not be attained over periods of one to three years from the purchase date. During the year ended June 30, 2008, other borrowings and goodwill related to the Southern Maine acquisition were reduced by $98,332 in accordance with this stipulation. The customer list intangibles and estimated useful lives are based on estimates from a third-party appraiser. The useful lives of these intangibles are estimated at 18 years. Non-compete intangible useful lives are amortized over a range of seven to ten years.

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

Northeast Bank Insurance Group, Inc. leases the office locations for Livermore, Scarborough and Thomaston, which are operating leases. Northeast Bank acquired Palmer’s agency building and land in January 2007.

The results of operations of all agencies have been included in the consolidated financial statements since their acquisition date. There is no pro-forma disclosure included because the agencies individually and in aggregate were not considered significant acquisitions.

The customer list and certain fixed assets of our Jackman, Maine insurance agency office (Jackman”) were sold to Worldwide Risk Management, Inc. on December 22, 2010.

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

The following summarizes entries made to record the sales for the years ended June 30, 2011 and 2010:

	2011	2010
	Jackman	Mexico	Rangeley
	(Dollars in Thousands)
Sale price	$154	$270	$280
Allocated customer list, net of amortization	43	154	146
Fixed assets, net of accumulated depreciation	6	—	5

Gain recognized	$105	$116	$129

See Note 24 regarding the sale of customer lists and certain fixed assets of Northeast Bank Insurance Group.

8.	Goodwill and Intangible Assets

At June 30, 2011, intangible assets include customer lists, non-compete agreements and core deposit intangibles. Customer lists are being amortized on an accelerated basis over their useful lives, estimated at 18 years. Non-compete agreements are being amortized on a straight-line basis based on estimated lives of the assets ranging from seven to ten years. Core deposit intangibles are being amortized on an accelerated basis over 9.5 years.

The Company eliminated goodwill at the merger date of December 29, 2010, in conjunction with the application of acquisition accounting for the transaction. For the year ended June 30, 2010, goodwill of $408 thousand arising from the previous acquisition of a bank and carried on the balance sheet of the Company was considered impaired and written off in compliance with ASC 350-20-35, “Intangibles—Goodwill and Other, Subsequent Measurement.”

Also in the 181 days ended December 28, 2010, we sold the customer lists of the Jackman offices of Northeast Bank Insurance Group, Inc. and accelerated the unamortized customer list intangible allocated to this office. We sold the customer lists of the Mexico and Rangeley offices in the year ended June 30, 2010.

The changes in the carrying amount of goodwill and identifiable intangibles for the years ended June 30, 2011 and 2010 were as follows:

		Identifiable Intangibles
	Goodwill	Customer List Intangibles	Non-compete Intangibles	Core Deposit Intangibles	Total Identifiable Intangibles
Predecessor Company	(Dollars in thousands)
Balance, June 30, 2009	$4,491	$6,816	$1,495	$—	$8,311
Recorded during the year	—	—	—	—	—
Amortization expense	—	(561)	(163)	—	(724)
Goodwill impairment and agency sales	(408)	(299)	—	—	(299)

Balance, June 30, 2010	$4,083	$5,956	$1,332	$—	$7,288
Amortization expense		(264)	(80)	—	(344)
Agency sale	—	(43)	—	—	(43)

Balance, December 28, 2010	4,083	5,649	1,252	—	6,901

Merger transactions:
Fair market valuation	(4,083)	—	—	—	—
Recorded at merger date	—	964	—	6,348	7,312

Balance December 29, 2010	—	6,613	1,252	6,348	14,213

Successor Company
Amortization expense	—	(334)	(83)	(663)	(1,080)

Balance, June 30, 2011	$—	$6,279	$1,169	$5,685	$13,133

Estimated annual amortization expense, years ending June 30:

(Dollars in Thousands)
2012	$1,947
2013	1,801
2014	1,756
2015	1,491
2016	1,263

The components of identifiable intangible assets follow:

	Successor Company
	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Identifiable intangible assets:
Customer list intangibles	$6,613	$334	$6,279
Non-compete intangibles	1,252	83	1,169
Core deposit intangibles	6,348	663	5,685

Total	$14,213	$1,080	$13,133

The components of identifiable intangible assets follow:

	Predecessor Company
	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Identifiable intangible assets:
Customer list intangibles	$7,841	$1,885	$5,956
Non-compete intangibles	1,770	438	1,332

Total	$9,611	$2,323	$7,288

9.	Deposits

Deposits at June 30 are summarized as follows (Dollars in Thousands):

	Successor Company
	2011
	Amount	Percent
Demand	$48,215	12.0%
NOW	55,458	13.8%
Money market	48,695	12.1%
Regular savings	34,346	8.6%
Maturities of certificates of deposit for twelve months ended:
2012	108,666	27.1%
2013	43,325	10.8%
2014	26,364	6.6%
2015	31,735	7.9%
2016	3,552	0.9%
Thereafter	762	0.2%

	$401,118	100.0%

	Predecessor Company
	2010
	Amount	Percent
Demand	$35,266	9.2%
NOW	50,834	13.2%
Money market	55,556	14.5%
Regular savings	38,190	9.9%
Maturities of certificates of deposit for twelve months ended:
2011	104,391	27.1%
2012	34,850	9.1%
2013	14,500	3.8%
2014	19,312	5.0%
2015	30,640	8.0%
Thereafter	658	0.2%

	$384,197	100.0%

Interest expense on deposits for the 184 days ended June 30, 2011, and the 181 days ended December 28, 2010 and the years ended June 30, 2010 and 2009 is summarized as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009

	(Dollars in Thousands)
NOW	$160	$183	$379	$454
Money market	135	213	532	544
Regular savings	67	99	181	69
Certificates of deposit and brokered time deposits	1,303	2,301	6,023	8,301

	$1,665	$2,796	$7,115	$9,368

10.	Borrowings

Federal Home Loan Bank

A summary of advances from the Federal Home Loan Bank of Boston are as follows:

Successor Company
June 30, 2011
Amounts at Fair Value	Principal Amounts Due	Interest Rates	Maturity Dates
(Dollars in Thousands)
$15,450	$15,000	2.55% – 3.99%	2013
12,831	12,500	2.91% – 3.08%	2015
10,468	10,000	4.26%	2017
5,173	5,000	4.29%	2018

$43,922	$42,500

Predecessor Company
June 30, 2010
Principal Amounts	Interest Rates	Maturity Dates
(Dollars in Thousands)
$3,000	4.99%	2011
5,000	3.99%	2012
15,000	2.55% – 3.99%	2013
12,500	2.91% – 3.08%	2015
10,000	4.26%	2017
5,000	4.29%	2018

$50,500

At June 30, 2011, FHLB advances of $20.0 million were subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock of the Federal Home Loan Bank of Boston in order to borrow from the Federal Home Loan Bank.

As of June 30, 2011, the Company had a $2.1 million line of credit arrangement with the FHLB which was fully available. Also at June 30, 2011, the Company had approximately $80.3 million of additional capacity to borrow from the FHLB for long-term advances.

Structured Repurchase Agreements

The total outstanding structured repurchase agreements balance at June 30, 2011 and 2010 was $68.0 million and $65.0 million, respectively.

Successor Company
June 30, 2011
Amounts At Fair Value	Principal Amount Due	Interest Rate	Embedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
(Dollars in Thousands)
$20,854	$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,346	10,000	3.98%	Sold Floors	20,000	Expired	August 28, 2012
10,441	10,000	4.18%	Purchased Caps	10,000	Expired	December 13, 2012
10,555	10,000	4.30%	Purchased Caps	10,000	3.79%	July 3, 2013
10,686	10,000	4.44%	Purchased Caps	10,000	3.81%	September 23, 2015
5,126	5,000	2.86%	None			March 25, 2014

$68,008	$65,000

Predecessor Company
June 30, 2010
Amount	Interest Rate	Embedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
(Dollars in Thousands)
$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,000	3.98%	Sold Floors	20,000	Expired	August 28, 2012
10,000	4.18%	Purchased Caps	10,000	4.88%	December 13, 2012
10,000	4.30%	Purchased Caps	10,000	3.79%	July 3, 2013
10,000	4.44%	Purchased Caps	10,000	3.81%	September 23, 2015
5,000	2.86%	None			March 25, 2014

$65,000

No leveraging strategies were implemented in fiscal 2011 and 2010. These structured repurchased agreements had embedded interest rate caps as summarized in the table above. The interest rate caps reduced our balance sheet risk to rising interest rates. They cannot be called by the issuer for three years ending July 3, 2011 and for four years ending September 23, 2012, respectively. For the structured repurchase agreements maturing July 3, 2013 and September 23, 2015, each agreement can be called quarterly after the expiration of the non-call period. The transaction in March 2009, which did not have embedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of these agreements.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or other mortgage-backed securities during the borrowing term.

Payments will be received on the interest rate caps when three-month LIBOR exceeds the strike rate on the quarterly reset date. The amount of the payment will be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap to be made 90 days after the reset date. The purchased interest rate caps expire at the end of the non-call periods noted above.

The collateral pledged was FNMA, FHLMC and GNMA issued mortgage-backed securities with a fair value of $77.1 million and cash of $10.7 thousand as of June 30, 2011.

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of acquired insurance companies.

Maturities of notes payable for the years ending after June 30, 2011 are summarized as follows:

Successor Company
June 30, 2011
Amounts at Fair Value	Principal Amount	Interest Rates	Maturity Dates
(Dollars in Thousands)
$632	$528	6.50%	2012
611	562	6.50%	2013
587	599	6.50%	2014
399	444	6.50%	2015

$2,229	$2,133

Maturities of notes payable for the years ending after June 30, 2010 are summarized as follows:

Predecessor Company
June 30, 2010
Principal Amount	Interest Rates	Maturity Dates
(Dollars in Thousands)
$496	6.50%	2011
528	6.50%	2012
563	6.50%	2013
599	6.50%	2014
444	6.50%	2015

$2,630

Capital Lease Obligations

In fiscal 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street in Lewiston, Maine. The present value of the lease payments over fifteen years ($264 thousand per year for each of the initial ten years of the lease term and $306 thousand per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. Northeast Bank’s commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27 thousand square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2011 are as follows:

(Dollars in Thousands)
2012	$264
2013	264
2014	264
2015	264
2016	303
2017 and thereafter	1,251

Total minimum lease payments	2,610
Less imputed interest	535

Capital lease obligation	$2,075

Fed Discount Window Borrower-in-Custody Program

The Bank also has a secured line of credit of $1.0 million through the Fed Discount Window Borrower-in-Custody program. The Bank pledged $3.8 million of its indirect auto loan portfolio as collateral for this line of credit. If used, interest is based upon the current federal funds rate plus 0.50%. There were no outstanding balances under this line of credit at June 30, 2011.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. The weighted average interest rate on short-term borrowings was 1.52% and 1.49% at June 30, 2011 and 2010, respectively. As of June 30, 2011, there were no securities sold under agreements to repurchase. As of June 30, 2010, $40.1 million of securities sold under agreement to repurchase, which were scheduled to mature the next business day, were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $45.0 million and amortized cost of $42.8 million, respectively, at June 30, 2010. Sweep accounts totaling $2.5 million and $6.1 million had Federal Home Loan Bank Letter of Credit coverage of $3.1 million and $8.1 million at June 30, 2011 and 2010, respectively. The average balance of short-term borrowings was $19.8 million, $53.9 million and $42.9 million during the 184 days ended June 30, 2011, 181 days ended December 28, 2010, and the twelve months ended June 30, 2010, respectively. The maximum amount outstanding at any month-end during 2011 and 2010 was $62.7 million and $47.8 million, respectively. Securities sold under these agreements were under the control of the Company throughout 2011 and 2010. The Company discontinued these products in March 2011.

11.	Capital and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

As of June 30, 2011 and 2010, the most recent notification from the Company’s and the Bank’s regulator categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s regulatory designation as “well-capitalized” under the regulatory framework for prompt corrective action. Further, the Bank is subject to capital commitments with the Federal Reserve that require higher minimum capital ratios as discussed in Note 2 to the consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2011 and 2010, the Company’s and the Bank’s ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2011 and 2010.

The following tables illustrate the actual and required amounts and ratios for the Company at the dates indicated.

	Successor Company
	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2011:
Northeast Bancorp:
Total capital to risk weighted assets	$61,860	18.99%	$26,061	≥	8.0%	$32,576	≥	10.0%
Tier 1 capital to risk weighted assets	61,424	18.86%	13,030	≥	4.0%	19,546	≥	6.0%
Tier 1 capital to total average assets	61,424	10.35%	23,736	≥	4.0%	29,670	≥	5.0%

	Predecessor Company
	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:
Northeast Bancorp:
Total capital to risk weighted assets	$56,488	14.09%	$32,075	≥	8.0%	$40,094	≥	10.0%
Tier 1 capital to risk weighted assets	50,489	12.59%	16,037	≥	4.0%	24,056	≥	6.0%
Tier 1 capital to total average assets	50,489	8.40%	24,029	≥	4.0%	30,036	≥	5.0%

The following tables illustrate the actual and required amounts and ratios for the Bank at the dates indicated.

	Successor Company
	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2011:
Northeast Bank:
Total capital to risk weighted assets	$66,956	20.43%	$26,216	≥	8.0%	$32,770	≥	10.0%
Tier 1 capital to risk weighted assets	62,842	19.18%	13,108	≥	4.0%	19,662	≥	6.0%
Tier 1 capital to total average assets	62,842	10.69%	23,523	≥	4.0%	29,404	≥	5.0%

	Predecessor Company
	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:
Northeast Bank:
Total capital to risk weighted assets	$54,272	13.58%	$31,968	≥	8.0%	$39,960	≥	10.0%
Tier 1 capital to risk weighted assets	49,267	12.33%	15,984	≥	4.0%	23,976	≥	6.0%
Tier 1 capital to total average assets	49,267	8.24%	23,930	≥	4.0%	29,913	≥	5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules ($3.9 million is available at June 30, 2011).

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

	Successor Company	Predecessor Company
	184 Days Ended June, 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Earnings per common share
Net Income	$12,552	$1,796	$1,719	$959
Preferred stock dividends	(107)	(104)	(211)	(117)
Accretion of preferred stock	(87)	(13)	(27)	(14)
Amortization of issuance costs	(3)	(2)	(5)	(3)

Net income available to common shareholders	$12,355	$1,677	$1,476	$825
Dividends and undistributed earnings allocated to unvested shares of stock awards	(46)	—	—	—

Net income applicable to common shareholders	$12,309	$1,677	$1,476	$825

Average common shares issued and outstanding	3,492,933	2,330,197	2,321,894	2,319,830

Earnings per common share	$3.52	$0.72	$0.64	$0.36

Diluted earnings per Common share
Net income applicable to common shareholders	$12,355	$1,677	$1,476	$825
Dividends and undistributed earnings allocated to unvested shares of stock awards	(46)	—	—	—

Net income available to common shareholders	$12,309	$1,677	$1,476	$825

Average common shares issued and outstanding	3,492,933	2,330,197	2,321,894	2,319,830
Dilutive effect of stock options	30,582	1,714	3,685	2,099
Dilutive effect of warrants	24,649	22,474	8,760	—

Total diluted average common shares issued and outstanding	3,548,164	2,354,385	2,334,339	2,321,929

Diluted earnings per common share	$3.47	$0.71	$0.63	$0.36

13.	Other Expenses

Other expenses include the following for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the years ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
FDIC insurance	$269	$346	$745	$719
Advertising expense	525	248	547	566
Write-down of non-marketable securities	—	—	99	10
Loan expense	589	503	773	847
Write-down of available-for-sale securities	7	—	135	428
Other insurance	202	128	257	248
Travel	207	109	201	228
Directors fees	184	62	156	115
Other	767	742	1,296	1,473

	$2,750	$2,138	$4,209	$4,634

14.	Income Taxes

The current and deferred components of income tax expense were as follows for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Federal
Current	$(760)	$1,036	$651	$163
Deferred	554	(313)	177	(182)

	(206)	723	828	(19)
State and local—current	146	45	67	58

	$(60)	$768	$895	$39

Total income tax expense is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Expected income tax expense at federal tax rate	$4,247	34.0%	$872	34.0%	$889	34.0%	$339	34.0%
State tax, net of federal tax benefit	96	0.8	30	1.2	44	1.7	38	3.8
Non-taxable merger expense	1,046	8.4	32	1.3	184	7.0	—	—
Non-taxable bargain purchase gain	(5,250)	(42.0)	—	—	—	—	—	—
Non-taxable goodwill impairment	—	—	—	—	139	5.3	—	—
Dividend received deduction	(3)	—	(3)	(0.1)	(10)	(0.4)	(22)	(2.2)
Non-taxable interest income	(32)	(0.3)	(87)	(3.4)	(172)	(6.6)	(169)	(17.0)
Non-taxable BOLI income	(86)	(0.7)	(87)	(3.4)	(171)	(6.5)	(177)	(17.8)
Unallowable interest	5	—	5	0.2	18	0.7	21	2.2
Low-income housing tax credit	(91)	(0.7)	—	—	—	—	—	—
Other	8	—	6	0.2	(26)	(1.0)	9	0.9

	$(60)	(0.5)%	$768	30.0%	895	34.2%	$39	3.9%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are presented below:

	Successor Company	Predecessor Company
	2011	2010

	(Dollars in Thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,861	$1,982
Interest on nonperforming loans	151	175
Share-based compensation	267	—
Difference in tax and financial statement amortization of goodwill and other intangible assets	342	—
Difference in tax and financial statement basis of investments and derivatives	99	—
Deferred compensation	78	136
Capital leases	114	102
Other	67	89

Total deferred tax assets	2,979	2,484

Deferred tax liabilities:
Difference in tax and financial statement basis of purchase accounting	(2,179)	—
Difference in tax and financial statement basis of investments and derivatives	—	(1,976)
Difference in tax and financial statement amortization of goodwill and other intangible assets	—	(337)
Mortgage servicing rights	(33)	(16)
Premises and equipment	(487)	(252)
Prepaid expenses	(208)	(497)

Total deferred tax liabilities	(2,907)	(3,078)

Net deferred tax asset (liability)	$72	$(594)

The net deferred tax asset was included in other assets for fiscal year ended June 30, 2011.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2011 and 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2008 through June 30, 2011.

15.	Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee’s contribution up to the first 6% contributed. For the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009, the Company contributed $179 thousand, $154 thousand, $273 thousand and $273 thousand, respectively.

The Company also has a profit sharing plan that covers substantially all full-time employees. Contributions and costs are determined as a percent of each covered employee’s salary and are at the Board of Directors’ discretion. There were no discretionary contributions in 2011, 2010 or 2009.

Deferred Compensation

For the nonqualified deferred compensation agreements with five senior officers, the Merger was deemed a change of the control and, under the terms of the agreement, the accrued retirement benefit as of November 30, 2010 was distributed. These deferred compensation agreements also terminated on the merger date. A plan to replace the previous deferred compensation agreements was pending at June 30, 2011. The Company recognized deferred compensation expense of $112 thousand, $106 thousand, $197 thousand and $166 thousand for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009, respectively.

Share-based Compensation Plans

In connection with the Merger, the Company adopted the Northeast Bancorp 2010 Stock Option and Incentive Plan (the “Plan”), which provides for awards of stock-based compensation (stock options, stock appreciation rights, restricted stock awards, cash based awards and other equity-based incentive awards). The maximum number of authorized shares of stock that may be issued under the plan is 810,054 plan shares. The Company’s previous stock option plans were terminated on the Merger date, and 10,500 outstanding vested options under those plans were exchanged for options to acquire shares of surviving company common stock, with terms that are substantially identical to the existing options.

On December 29, 2010, the Company awarded options to purchase 594,039 shares of the Company’s common stock from the Plan to certain officers of the Company. 259,218 of these options vest ratably over a five year period, and were determined to have a fair value of $3.85 per share. 21,601 options vest ratably over a three year period, and were determined to have a fair value of $3.85 per share. 10,801 options vest ratably over a four year period, and were determined to have a fair value of $3.85 per share. 64,803 options vest ratably over years three through five, and were determined to have a fair value of $3.85 per share. 237,616 of these options are performance-based, and were divided into three tranches, each of which will vest if certain qualitative conditions are satisfied and the stock price exceeds a specified hurdle price for a period of 50 of the previous 75 consecutive trading days. The performance-based options were determined to have a fair value of $2.43 per share. The strike price for all awards is $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. All have a contractual life of 10 years from the date of grant, and are subject to recoupment if (i) the Board determines that gross negligence, intentional misconduct or fraud by the awardee caused or was a significant contributing factor to a materially adverse restatement of the Company’s financial statements and (ii) the vesting of an award was calculated or contingent upon the achievement of financial or operating results that were affected by the restatement and the vesting would have been less had the financial statements been correct.

The Company assumed a liability in the amount of $509,000 from FHB for the estimated cost of stock appreciation rights (“SARs”) on 162,010 shares, to be awarded upon the consummation of the merger to two individuals who had been actively involved with FHB from its inception in February 2009. On December 29, 2010, the Company awarded SARs based on 162,010 shares from the Plan to those two individuals. Half of the SARs vest ratably over five years and half are performance-based. Performance-based SARs have been divided into three tranches, each of which will vest if the stock price exceeds a specified hurdle price for a period of 50 of the previous 75 consecutive trading days. The strike price for these awards was $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. The SARs have a contractual life of 10 years from the date of grant. Following the amendment of the Company’s articles of incorporation by shareholders at the special meeting, the SARs were canceled and replaced with time and performance based stock options with a strike price of $14.52 per share. The SAR liability was reversed and the new stock options were charged to additional paid in capital based on the fair value of time based stock options of $3.89 per share and a fair value of the performance based stock options of $2.61 per share. The net effect of the SAR cancellation and option issuance on operating results for the 184 days ended June 30, 2011 was $113 thousand, included in merger expense.

The fair value of each stock option is estimated on the date of grant using the lattice option pricing model with the following weighted average assumptions:

	594,039 Options Granted		162,010 Options Granted
	Time-Based	Performance-Based	Time-Based	Performance-Based
Fair value	$3.85	$2.43	$3.89	$2.61
Exercise price	$13.93	$13.93	$14.52	$14.52
Risk-free interest rate	0.20% – 3.35%	0.20% – 3.35%	0.07% – 3.03%	0.07% – 3.03%
Expected dividend yield	2.58%	2.58%	2.58%	2.58%
Vesting share price	$—	$27.86 – 34.83	$—	$27.86 – 34.83
Expected volatility	27.15%	27.15%	27.15%	27.15%
Expected term	10 years	10 years	10 years	10 years

The risk-free interest rates were based on the US Treasury curve in effect at the time of the grant. The expected volatility was based on historical stock prices. For the performance stock options, the vesting is triggered if the share price exceeds the specified hurdle price for 50 of the previous 75 consecutive trading days.

A summary of the stock option activity for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009 is as follows:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	10,500	$13.10	18,000	$11.08	28,000	$10.23	36,000	$10.09
Granted	756,049	14.06	—	—	—	—	—	—
Exercised	(2,000)	13.10	(7,500)	8.25	(2,500)	8.15	(6,000)	8.42
Forfeited	—	—	—	—	(7,500)	8.88	(2,000)	13.10

Outstanding and at end of year	764,549	14.05	10,500	13.10	18,000	11.08	28,000	10.23

The following table summarizes information about stock options outstanding at June 30, 2011:

		Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable at June 30, 2011
$13.10	8,500	0.1	$13.10	8,500
13.93 – 14.52	756,049	9.5	14.06	—

$13.10 – 14.52	764,549	9.4	$14.05	—

On December 29, 2010, the Company granted a restricted stock award to acquire 13,026 shares of the Company’s common stock from the Plan to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award has been determined to have a fair value of $13.93 per share, based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013.

At June 30, 2011, none of the restricted stock and stock option awards granted on December 29, 2010 are exercisable.

For the 184 days ended June 30, 2011, the Company recognized compensation expense on stock options of $192 thousand and on the restricted stock award of $18 thousand. No compensation expense was recognized in prior periods because prior stock options were granted at the market price, were fully vested upon grant and were granted prior to the effective date of ASC 718-10-25.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follow for the years ending June 30:

	2012	2013	2014	2015	2016	2017	Total
Stock Options	$384	$384	$370	$351	$221	$48	$1,758
Restricted Stock Award	36	36	36	36	18	—	162

	$420	$420	$406	$387	$239	$48	$1,920

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	Successor Company	Predecessor Company
	2011	2010
	(Dollars in Thousands)
Commitments to originate loans:
Residential real estate mortgages	$4,088	$4,214
Residential real estate mortgages held for sale	6,558	5,869
Construction loans	568	1,060
Commercial real estate mortgages, including multi-family residential real estate	375	4,482
Commercial business loans	27	5,344

	$11,616	$20,969

Unused lines of credit	$42,385	$45,477
Standby letters of credit	1,233	906
Unadvanced portions of construction loans	431	3,748

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $11 thousand and $23 thousand at June 30, 2011 and 2010, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2011 and 2010, the maximum potential amount of the Company’s obligation was $1.23 million and $906 thousand, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under leases approximated $438 thousand for the 184 days ending June 30, 2011, $272 thousand for the 181 days ended December 28, 2010, $563 thousand and $542 thousand for the years ended June 30, 2010 and 2009, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2011 are as follows:

(Dollars in Thousands)
2012	$795
2013	427
2014	199
2015	186
2016	146
2017 and thereafter	171

$1,924

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

17.	Condensed Parent Information

Condensed balance sheets for Northeast Bancorp at June 30, 2011 and 2010, and statements of income and cash flows for each of the years in the three year period ended June 30, 2011, are presented below.

	Successor Company	Predecessor Company
	June 30, 2011	June 30, 2010

	(Dollars in Thousands)
Balance Sheets
Assets:
Cash	$3,538	$655
Available-for-sale securities	—	523
Investment in banking subsidiary	70,539	65,574
Investment in common securities of affiliated trusts	496	496
Other assets	1,350	905

Total assets	$75,923	$68,153

Liabilities and Stockholders’ Equity:
Junior Subordinated Debentures issued to affiliated trusts	$7,957	$16,496
Other liabilities	3,012	751

Total liabilities	10,969	17,247
Stockholders’ equity	64,954	50,906

Total liabilities and stockholders’ equity	$75,923	$68,153

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Statements of Income
Income:
Dividends from banking subsidiary	$—	$1,255	$1,000	$300
Bargain purchase gain	16,620	—	—	—
Other income	21	18	110	144

Total income	16,641	1,273	1,110	444

Expenses:
Write-down of goodwill	—	—	408	—
Interest on Junior Subordinated Debentures paid to affiliated trusts	365	340	759	959
General and administrative expenses	3,772	209	952	357

Total expenses	4,137	549	2,119	1,316

Income (loss) before income tax benefit and equity in undistributed net (loss) income of subsidiary	12,504	724	(1,009)	(872)
Income tax benefit	271	151	376	410

Income (loss) before equity in undistributed net (loss) income of subsidiary	12,775	875	(633)	(462)
Equity in undistributed net (loss) income of subsidiary	(223)	921	2,352	1,421

Net income	$12,552	$1,796	$1,719	$959

Net income available to common stockholders	$12,355	$1,677	$1,476	$825

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Statements of Cash Flow
Cash flows from operating activities:
Net income	$12,552	$1,796	$1,719	$959
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization	19	1	1	9
Amortization of fair value adjustment for borrowings	68	—	—	—
Stock grant	—	—	—	2
Stock option expense	192	—	—	—
Stock award expense	18	—	—	—
Undistributed loss (earnings) of subsidiary	223	(921)	(2,352)	(1,421)
Write-down on available-for-sale securities	—	—	128	195
Net gain on available-for-sale securities	(11)	(5)	(63)	(33)
Write-down of non-marketable investments	—	—	99	10
Write-down of goodwill	—	—	408	—
Bargain purchase gain	(16,620)	—	—	—
(Increase) decrease in other assets	(755)	(116)	(393)	2,348
(Decrease) increase in other liabilities	(1)	(157)	267	(4)

Net cash (used) provided by operating activities	(4,315)	598	(186)	2,065

Cash flows from investing activities:
Increase in investment of bank subsidiary	(9,150)	—	—	(4,175)
Purchases of available-for-sale securities	—	(1)	(97)	(676)
Proceeds from sales of available-for-sale securities	576	173	548	455
Proceeds from maturities and principal payments on available-for-sale securities	—	—	—	2

Net cash (used) provided by investing activities	(8,574)	172	451	(4,394)

Cash flows from financing activities:
Issuance of common stock	16,201	62	20	51
Net proceeds from Capital Purchase Plan	—	—	—	4,201
Dividends paid to stockholders	(736)	(525)	(1,047)	(924)

Net cash provided (used) by financing activities	15,465	(463)	(1,027)	3,328

Net increase (decrease) in cash	2,576	307	(762)	999
Cash, beginning of period	962	655	1,417	418

Cash, end of period	$3,538	$962	$655	$1,417

Supplemental schedule of cash flow information:
Interest paid	$407	$299	$751	$960

18.	Other Comprehensive Income

The components of other comprehensive income for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009 are as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Unrealized gains (losses) arising during the period on purchased interest rate caps and rate swaps, net of tax effect of $62 in the 184 days ended June 30, 2011 and $5 in the 181 days ended December 28, 2010 and $212 in 2010.	$(120)	$(10)	$(412)	$—
Unrealized gains (losses) arising during the period, on investment securities, net of tax effect of $(351) in the 184 days ended June 30, 2011, $954 in the 181 days ended December 28, 2010, $(1,652) in 2010 and $(1,365) in 2009	681	(1,852)	3,206	2,650
Reclassification adjustment for (gains) losses on investment securities, net of write-downs, included in net income, net of tax effect of $406 in the 184 days ended June 30, 2011, $6 in the 181 days ended December 31, 2010, $(52) in 2010 and $(54) in 2009	(787)	(11)	101	105

	$(226)	$(1,873)	$2,895	$2,755

Included in accumulated other comprehensive income, as an adjustment to stockholders’ equity, is the following as of June 30:

	Successor Company	Predecessor Company
	2011	2010
	(Dollars in Thousands)
Net unrealized gains securities	$(160)	$7,209
Net unrealized losses purchased interest rate caps and rate swaps	(182)	(624)
Deferred tax effect	116	(2,239)

Accumulated other comprehensive income	$(226)	$4,346

19.	Segment Reporting

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

Information for our segments for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and for the twelve months ended June 30, 2010 and 2009 is presented in the following table:

	Successor Company
	Banking	Insurance	Consolidated
	(Dollars in Thousands)
For the 184 Days Ended June 30, 2011
Net interest income (loss)	$10,113	$(70)	$10,043
Provision for loan losses	707	—	707

Net interest income (loss) after provision for loan losses	9,406	(70)	9,336
Noninterest income	20,183	2,775	22,958
Noninterest expense	16,425	2,298	18,723
Amortization of intangibles	727	352	1,079

Income before taxes	12,437	55	12,492
Income tax (benefit) expense	(79)	19	(60)

Net income	$12,516	$36	$12,552

	Predecessor Company
	Banking	Insurance	Consolidated
	(Dollars in Thousands)
For the 181 Days Ended December 28, 2010
Net interest income (loss)	$8,501	$(75)	$8,426
Provision for loan losses	912	—	912

Net interest income (loss) after provision for loan losses	7,589	(75)	7,514
Noninterest income	4,231	2,766	6,997
Noninterest expense	9,387	2,216	11,603
Amortization of intangibles	—	344	344

Income before taxes	2,433	131	2,564
Income tax expense	722	46	768

Net income	$1,711	$85	$1,796

	Banking	Insurance	Consolidated
	(Dollars in Thousands)
Year Ended June 30, 2010
Net interest income (loss)	$17,974	$(225)	$17,749
Provision for loan losses	1,864	—	1,864

Net interest income (loss) after provision for loan losses	16,110	(225)	15,885
Noninterest income	5,689	6,457	12,146
Noninterest expense	19,349	5,344	24,693
Amortization of intangibles	—	724	724

Income before taxes	2,450	164	2,614
Income tax expense	837	58	895

Net income	$1,613	$106	$1,719

	Predecessor Company
	Banking	Insurance	Consolidated
	(Dollars in Thousands)
Year Ended June 30, 2009
Net interest income (loss)	$17,070	$(284)	$16,786
Provision for loan losses	2,168	—	2,168

Net interest income (loss) after provision for loan losses	14,902	(284)	14,618
Noninterest income	5,668	5,865	11,533
Noninterest expense	19,207	5,198	24,405
Amortization of intangibles	—	748	748

Income (loss) before taxes	1,363	(365)	998
Income tax expense (benefit)	162	(123)	39

Net income (loss)	$1,201	$(242)	$959

20.	Junior Subordinated Debentures

NBN Capital Trust II and NBN Capital Trust III were created in December 2003. NBN Capital Trust IV was created in December 2004. Each such trust is a Delaware statutory trust (together, the “Private Trusts”). The exclusive purpose of the Private Trusts was (i) issuing and selling common securities and preferred securities in a private placement offering (the “Private Trust Securities”), (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes (“Junior Subordinated Debentures”); and (iii) engaging only in those other activities necessary, convenient or incidental thereto. Accordingly, the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at June 30, 2011. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust which were $93 thousand for NEB Capital Trust II and III and $310 thousand for NEB Capital Trust IV. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Balances at Fair Value	Contractual Obligations	Interest Rate	Maturity Date
	(Dollars in Thousands)
NBN Capital Trust II	$1,722	$3,093	3.05%	March 30, 2034
NBN Capital Trust III	1,722	3,093	3.05%	March 30, 2034
NBN Capital Trust IV	4,513	10,310	2.15%	February 23, 2035

Total	$7,957	$16,496	2.49%

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.05% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.15% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Securities, but only to the extent of funds held by the trusts. Based on the current rates and the impact of the interest rate swap, the annual interest expense on the Preferred Securities is approximately $672 thousand.

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

See Note 22 for additional information on derivatives.

21.	Fair Value Measurements

In accordance with ASC 820, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. Government sponsored enterprise securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions; valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to initial valuation, management only changes level 3 inputs and assumptions when evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows indicates that initial valuation needs to be updated.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at June 30, 2011 and June 30, 2010.

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

The following summarizes assets measured at fair value for the period ending June 30, 2011 and June 30, 2010.

Assets Measured At Fair Value On A Recurring Basis

	Successor Company
	Fair Value Measurements at Reporting Date Using:
June 30, 2011:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Securities available-for-sale	$148,962	$667	$148,295	$—
Other assets—purchased interest rate caps	46	—	46	—

	Predecessor Company
	Fair Value Measurements at Reporting Date Using
June 30, 2010:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Securities available-for-sale	$164,188	$3,717	$160,471	$—
Other assets—purchased interest rate caps	114	—	114	—

The Company’s impaired loans and acquired assets are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 input, collateral values are based on management’s estimates, pending appraisals from third party valuation services or imminent sale of collateral.

Assets Measured At Fair Value On A Nonrecurring Basis

	Successor Company
	Fair Value Measurements at Reporting Date Using
June 30, 2011:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Impaired Loans	$1,426	$—	$—	$1,426
Acquired assets	690	—	—	690
Premises	361	—	—	361

	Predecessor Company
	Fair Value Measurements at Reporting Date Using
June 30, 2010:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Impaired Loans	$1,020	$—	$—	$1,020
Acquired assets	501	—	—	501
Premises	407	—	—	407

The following tables show the changes in the fair values of impaired loans measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2011 and 2010.

(Dollars in Thousands)
Predecessor
Beginning balance July 1, 2010	$1,020
Transferred in during the 181 days ended December 28, 2010	2,420

Ending balance December 28, 2010	$3,440

Successor
Beginning balance December 29, 2010	$—
Transferred in during the 184 days ended June 30, 2011	1,426

Ending balance June 30, 2011	$1,426

The following table shows the changes in the fair value of acquired assets measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2011.

(Dollars in Thousands)
Predecessor
Beginning balance July 1, 2010	$501
Transferred in during the 181 days ended December 28, 2010	264
Writedowns during 181 days ended December 28, 2010	—
Sales during 181 days ended December 28, 2010	(188)

Ending balance December 28, 2010	$577

Successor
Beginning balance December 29, 2010	$577
Transferred in during the 184 days ended June 30, 2011	397
Writedowns during 184 days ended June 30, 2011	(25)
Sales during 184 days ended June 30, 2011	(259)

Ending balance June 30, 2011	$690

The following table shows the changes in fair value of premises measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2011.

(Dollars in Thousands)
Predecessor
Beginning balance July 1, 2010	$407
Transferred out during the 181 days ended December 28, 2010	(37)

Ending balance December 28, 2010	$370

Successor
Beginning balance December 29, 2010	$370
Transferred out during the 184 days ended June 30, 2011	(9)

Ending balance June 30, 2011	$361

Liabilities Measured At Fair Value On A Recurring Basis

	Fair Value Measurements at Reporting Date Using
June 30, 2011:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Derivative financial instruments (1)	$503	$—	$—	$503

(1)	included in Other Assets in the consolidated balance sheet

	Fair Value Measurements at Reporting Date Using
June 30, 2010:	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Derivative financial instruments (1)	$413	$—	$—	$413

(1)	included in Other Assets in the consolidated balance sheet

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2011.

(Dollars in Thousands)
Predecessor
Beginning balance July 1, 2010	$413
Comprehensive loss during the 181 days ended December 28, 2010	3

Ending balance December 28, 2010	$416

Successor
Beginning balance December 29, 2010	$416
Comprehensive loss during the 184 days ended June 30, 2011	87

Ending balance June 30, 2011	$503

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

Cash and Cash Equivalents—The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

Available-for-sale Securities—The fair value of available-for-sale securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Federal Home Loan Bank and Federal Reserve Bank Stock—The carrying value of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock approximates fair value based on redemption provisions of the FHLB and the FRB.

Loans and Loans held-for-sale—Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

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

Interest Receivable—The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

Derivative financial instruments: Fair value for interest rate caps and interest rate swap agreements are based upon the amounts required to settle the contracts.

Deposits—The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows.

The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Company’s net assets could increase.

Borrowings—The fair value of the Company’s borrowings with the Federal Home Loan Bank is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Junior Subordinated Debentures—The fair value of the Company’s Junior Subordinated Debentures is estimated based on current interest rates.

Due-to-Broker—The fair value of due-to-broker approximates carrying value due to their short term nature.

Commitments to Originate Loans—The Company has not estimated the fair value of commitments to originate loans due to their short term nature and their relative immateriality.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents the estimated fair value of the Company’s significant financial instruments at June 30, 2011 and 2010:

	Successor Company		Predecessor Company
	June 30, 2011		June 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$83,931	$83,931	$20,435	$20,435
Available-for-sale securities	148,962	148,962	164,188	164,188
Regulatory stock (FHLB and FRB)	5,760	5,760	5,486	5,486
Loans held-for-sale	5,176	5,209	14,254	14,289
Loans, net	309,476	316,361	376,503	387,008
Accrued interest receivable	1,244	1,244	2,081	2,081
Other assets—purchased interest rate caps	46	46	114	114
Financial liabilities:
Deposits (with no stated maturity)	186,714	186,714	179,846	179,846
Time deposits	214,404	216,767	204,351	209,756
Federal Home Loan Bank advances	43,922	45,465	50,500	53,907
Structured repurchase agreements	68,008	69,364	65,000	70,897
Other borrowings	2,229	2,280	2,630	2,801
Short-term borrowings	2,515	2,515	46,168	46,168
Capital lease obligation	2,075	2,306	2,231	2,481
Junior subordinated debentures issued to affiliated trusts	7,957	7,979	16,496	6,765
Other liabilities—interest rate swaps (1)	503	503	413	413

(1)	included in Other Assets in the consolidated balance sheet

22.	Derivatives

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

Risk Management Policies—Hedging Instruments

The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net income volatility within an assumed range of interest rates.

Interest Rate Risk Management—Cash Flow Hedging Instruments

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

At June 30, 2011, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:

	Interest Rate Caps	Interest Rate Swap
Notional amount (Dollars in Thousands)	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.23%
Strike rate based on 3 month LIBOR	2.51%
Weighted average maturity in years	3.25	3.67
Unrealized losses (Dollars in Thousands)	$32	$87

The Company purchased two interest rate caps for $325,000 which expire September 30, 2014. The swap agreement provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the 184 days ended June 30, 2011 and the 181 days ended December 28, 2010, no interest rate cap or swap agreements were terminated prior to maturity. At June 30, 2011, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. During the 184 days ended June 30, 2011 and the 181 days ended December 28, 2010, $18 thousand and $5 thousand, respectively, was reclassed from other comprehensive income into interest expense.

Risk management results for the 184 days ended June 30, 2011 and the 181 days ended December 28, 2010 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of June 30, 2011, $67 thousand of the losses reported in other comprehensive income related to interest rate caps, and none of the losses reported in other comprehensive income related to swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ended June 30, 2012.

June 30, 2011	Asset Derivatives
	(Dollars in Thousands
Derivatives designated as hedging instruments under ASC 815

(dollars in thousands):	Balance Sheet Location	Fair Value
	Other Assets	$457

See Note 8, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

23.	Quarterly Financial Data (unaudited)

	Predecessor Company		Successor Company
	1st Qtr Sept. 30 2010	89 Days Dec 28 2010	3 days Dec. 31 2010	3rd Qtr Mar. 31 2011	4th Qtr June 30 2011
			(Dollars in Thousands)
Interest income
Interest on loans	$5,742	$5,468	$196	$5,649	$5,699
Interest & dividends on investments & available-for-sale securities	1,692	1,476	46	955	759

Total interest and dividend income	7,434	6,944	242	6,604	6,458

Interest expense
Deposits	1,523	1,273	42	774	849
FHLB advances and other borrowings	1,241	1,199	40	594	521
Short-term borrowings	171	205	6	60	10
	173	167	6	174	185

Total interest expense	3,108	2,844	94	1,602	1,565

Net interest income	4,326	4,100	148	5,002	4,893
Provision for loan losses	459	453	—	49	658

Net interest income after provision for loan losses	3,867	3,647	148	4,953	4,235

Securities transactions	12	5	—	47	1,153
Other operating income	3,502	3,477	15,057	3,342	3,360
Other operating expense	5,992	5,954	3,388	8,339	8,076

Income before income tax expense (benefit)	1,389	1,175	11,817	3	672
Income tax expense (benefit)	428	340	(18)	(153)	111

Net income	$961	$835	$11,835	$156	$561

Net income available to common stockholders	$900	$777	$11,833	$58	$464

Earnings per share:
Basic	$0.39	$0.33	$3.38	$0.02	$0.13
Diluted	$0.38	$0.33	$3.29	$0.02	$0.13

	Predecessor Company
(Dollars in Thousands)	1st Qtr Sept. 30 2009	2nd Qtr Dec. 31 2009	3rd Qtr Mar. 31 2010	4th Qtr June 30 2010
Interest income
Interest on loans	$6,041	$6,033	$5,960	$5,769
Interest & dividends on investments & available-for-sale securities	1,850	1,875	1,884	1,850

Total interest and dividend income	7,891	7,908	7,844	7,619

Interest expense
Deposits	2,054	1,771	1,682	1,608
FHLB advances and other borrowings	1,263	1,269	1,220	1,233
Short-term borrowings	142	178	165	169
Junior Subordinated Debentures	205	200	182	172

Total interest expense	3,664	3,418	3,249	3,182

Net interest income	4,227	4,490	4,595	4,437
Provision for loan losses	423	453	628	360

Net interest income after provision for loan losses	3,804	4,037	3,967	4,077

Securities transactions	28	15	(63)	2
Other operating income	2,741	3,014	3,116	3,293
Other operating expense	5,925	6,244	6,272	6,976

Income before income taxes	648	822	748	396
Income tax expense	152	173	217	353

Net income	$496	$649	$531	$43

Net income available to common stockholders	$435	$589	$470	$(18)

Earnings (loss) per share:
Basic	$0.19	$0.26	$0.20	$(0.01)
Diluted	$0.19	$0.25	$0.20	$(0.01)

24.	Subsequent Events

On August 31, 2011, the sale of customer lists and certain fixed assets of Northeast Bank Insurance Group, Inc. to local agencies in two separate transactions was completed. The Varney Agency, Inc. of Bangor, Maine acquired nine agency offices which cover southern, central and western Maine. Brad Scott, a member of the Northeast Bank Insurance Group’s senior management team, acquired the Berwick agency office which will operate under the name of Spence & Matthews. The total sale proceeds were $9.7 million. Sale proceeds, less associated costs and applicable taxes, had the effect of increasing tangible equity by $8.4 million.

In August 2011, the Bank received a summons and complaint in TSM Properties, LLC v. Northeast Bank and Daniel G. Thompson, Docket No. CV-11-337, Cumberland County Superior Court in Maine. This action was instituted on August 19, 2011 and arises in connection with disputed transfers of money by TSM Properties’ manager (Mr. Thompson) to other accounts from TSM Properties’ account with the Bank. TSM Properties has asserted claims against Mr. Thompson and also against the Bank. Damages sought include $2,247,239 and additional unspecified amounts. The case is in its initial stages, and the Bank intends to vigorously defend against these claims. While it is not feasible to predict or determine the outcome of this proceeding, the Company believes that the outcome will not have a material adverse effect on the results of operations or financial position of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The standard measures adopted by management in making its evaluation are the measures in Interest Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 will be included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 will be included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 will be included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

2.1	Agreement and Plan of Merger between Northeast Bancorp and FHB Formation, LLC incorporated by reference to Exhibit 2.1 to Northeast Bancorp’s Form 8-K filed with Securities and Exchange Commission on March 31, 2010.

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp filed on March 21, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2011).

3.2	Amended and Restated Bylaws of the Surviving Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011)

4.1	Form of Indenture with respect to Northeast Bancorp’s Junior Subordinated Debentures, incorporated by reference to Exhibit 4.1 to Northeast Bancorp’s Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.2	Form of Junior Subordinated Debentures (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to Northeast Bancorp’s Registration Statement of Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.3	Trust Agreement of NBN Capital Trust (including Certificate of Trust of NBN Capital Trust), incorporated by reference to Exhibit 4.3 to Northeast Bancorp’s Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission October 12, 1999.

4.4	Form of Amended and Restated Trust Agreement of NBN Capital Trust, incorporated by reference to Exhibit 4.4 to Northeast Bancorp’s Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.5	Form of Preferred Securities of NBN Capital Trust (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 to Northeast Bancorp’s Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

4.6	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.6 to Northeast Bancorp’s Registration Statement on Form S-2 (No. 333-88853-01), filed with the Securities and Exchange Commission on October 12, 1999.

10.1	Form of Indemnification Agreement, dated as of December 29, 2010, by and between the Company and each of the members of the Board (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.2	Employment Agreement, dated December 30, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.3	Employment Agreement, dated December 30, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.4	Employment Agreement, dated December 30, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.5	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.6	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Richard Wayne (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.7	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.8	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.9	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Claire Bean (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.10	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between the Company and Heather Campion (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.11	Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between the Company and Robert Glauber (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.12	Time-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.13	Performance-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.14	Restricted Stock Award Agreement, dated December 29, 2010, by and between the Company and James Delamater (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.15	Form of Non-Qualified Stock Option Agreement, dated December 29, 2010, by and between the Company and each of Pender Lazenby, Robert Johnson and Marcel Blais (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2011).

10.16	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.17	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

10.18	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast and Matthew Botein (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2011).

11*	Statement regarding computation of per share earnings is submitted herewith as Exhibit 11.

21*	A list of subsidiaries of Northeast Bancorp.

23*	The Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

99.1*	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 27, 2011	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE Richard Wayne	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2011

/s/ CLAIRE S. BEAN Claire S. Bean	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2011

/s/ ROBERT GLAUBER Robert Glauber	Chairman of the Board	September 27, 2011

/s/ MATTHEW BOTEIN Matthew Botein	Director	September 27, 2011

/s/ CHERYL DORSEY Cheryl Dorsey	Director	September 27, 2011

/s/ PETER MCCLEAN Peter McClean	Director	September 27, 2011

/s/ JOHN C. ORESTIS John C. Orestis	Director	September 27, 2011

/s/ ADAM SHAPIRO Adam Shapiro	Director	September 27, 2011

/s/ DAVID TANNER David Tanner	Director	September 27, 2011

/s/ JUDITH E. WALLINGFORD Judith E. Wallingford	Director	September 27, 2011