Form 10-Q
period 2011-09-30
NORTHEAST BANCORP /ME/
filed 2011-11-14
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2011, the registrant had outstanding 3,312,173 shares of voting common stock, $1.00 par value per share and 195,351 shares of non-voting common stock, $1.00 par value per share.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2011	June 30, 2011
Assets
Cash and due from banks	$3,517	$3,227
Short-term investments	76,281	80,704

Total cash and cash equivalents	79,798	83,931

Available-for-sale securities, at fair value	143,229	148,962
Loans held-for-sale	6,405	5,176

Loans receivable
Residential real estate	94,037	95,417
Commercial real estate	130,422	117,761
Construction	2,079	2,015
Commercial business	20,576	22,225
Consumer	69,302	72,495

Total loans, gross	316,416	309,913
Less allowance for loan losses	710	437

Loans, net	315,706	309,476

Premises and equipment, net	8,396	8,271
Acquired assets, net	463	690
Accrued interest receivable	1,566	1,244
Federal Home Loan Bank stock, at cost	4,889	4,889
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	5,348	13,133
Bank owned life insurance	13,921	13,794
Other assets	6,621	5,956

Total assets	$587,213	$596,393

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Demand	$45,361	$48,215
Savings and interest checking	87,488	89,804
Money market	44,914	48,695
Brokered time deposits	4,915	4,924
Certificates of deposit	211,055	209,480

Total deposits	393,733	401,118

Federal Home Loan Bank advances	43,803	43,922
Structured repurchase agreements	67,548	68,008
Short-term borrowings	1,009	2,515
Junior subordinated debentures issued to affiliated trusts	7,992	7,957
Capital lease obligation	2,035	2,075
Other borrowings	0	2,229
Other liabilities	4,905	3,615

Total liabilities	521,025	531,439

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at September 30, 2011 and June 30, 2011, liquidation preference of $1,000 per share	4	4
Voting common stock, $1.00 par value, 13,500,000 shares authorized; 3,312,173 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	3,312	3,312
Non-voting common stock, $1.00 par value, 1,500,000 shares authorized 195,351 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	195	195
Warrants	406	406
Additional paid-in capital	49,841	49,700
Unearned restricted stock award	(154)	(163)
Retained earnings	11,841	11,726
Accumulated other comprehensive income (loss)	743	(226)

Total stockholders’ equity	66,188	64,954

Total liabilities and stockholders’ equity	$587,213	$596,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company (1)	Predecessor Company (2)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Interest and dividend income:
Interest on loans	$5,137	$5,742
Taxable interest on available-for-sale securities	636	1,544
Tax-exempt interest on available-for-sale securities	0	118
Dividends on available-for-sale securities	3	9
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	12	9
Other interest and dividend income	47	12

Total interest and dividend income	5,835	7,434

Interest expense:
Deposits	837	1,523
Federal Home Loan Bank advances	258	466
Structured repurchase agreements	248	708
Short-term borrowings	5	171
Junior subordinated debentures issued to affiliated trusts	183	173
Obligation under capital lease agreements	26	28

Total interest expense	1,557	3,069

Net interest and dividend income before provision for loan losses	4,278	4,365

Provision for loan losses	400	459

Net interest and dividend income after provision for loan losses	3,878	3,906

Noninterest income:
Fees for other services to customers	340	367
Net securities (losses) gains	(53)	12
Gain on sales of loans	656	948
Investment commissions	687	548
Bank owned life insurance (“BOLI”) income	127	127
Other income	21	73

Total noninterest income	1,778	2,075

Noninterest expense:
Salaries and employee benefits	3,717	2,456
Occupancy and equipment expense	849	678
Professional fees	415	228
Data processing fees	274	270
FDIC insurance premiums	117	176
Intangible assets amortization	336	0
Merger expense	0	72
Other	945	830

Total noninterest expense	6,653	4,710

(Loss) income from continuing operations before income tax (benefit) expense	(997)	1,271
Income tax (benefit) expense	(403)	387

Net (loss) income from continuing operations	$(594)	$884

Discontinued operations (Note 10)
Income from discontinued operations	186	118
Gain on sale of discontinued operations	1,529	0
Income tax expense	592	41

Net income from discontinued operations	1,123	77

Net income	$529	$961

Net income available to common stockholders	$431	$900

Weighted-average shares outstanding
Basic	3,494,498	2,329,098
Diluted	3,513,545	2,349,115
Earnings per common share:
Basic
(Loss) income from continuing operations	$(0.13)	$0.36
Income from discontinued operations	0.25	0.03

Net income	$0.12	$0.39

Diluted
(Loss) income from continuing operations	$(0.13)	$0.35
Income from discontinued operations	0.25	0.03

Net income	$0.12	$0.38

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2011, and 2010

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock			Additional Paid-in	Unearned Restricted	Retained	Accumulated Other Comprehensive
Predecessor Company (2)	Shares	Amount	Shares	Amount	Warrants	Capital	Stock	Earnings	Income	Total
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$0	$37,338	$4,346	$50,906
Net income for three months ended Sept. 30, 2010	0	0	0	0	0	0	0	961	0	961
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	0	0	0	0	0	0	0	0	(199)	(199)
Net unrealized loss on investments available for sale, net of reclassification adjustment	0	0	0	0	0	0	0	0	(207)	(207)

Total comprehensive income										555

Dividends on preferred stock	0	0	0	0	0	0	0	(53)	0	(53)
Dividends on common stock at $0.09 per share	0	0		0	0	0	0	(210)	0	(210)
Stock options exercised	0	0	7,500	7	0	54	0	0	0	61
Accretion of preferred stock	0	0	0	0	0	8	0	(8)	0	0

Balance at September 30, 2010	4,227	$4	2,331,332	$2,331	$133	$6,823	$0	$38,028	$3,940	$51,259

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2011, and 2010

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock			Additional Paid-in	Unearned Restricted	Retained	Accumulated Other Comprehensive
Successor Company (1)	Shares	Amount	Shares	Amount	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance at June 30, 2011	4,227	$4	3,507,524	$3,507	$406	$49,700	$(163)	$11,726	$(226)	$64,954
Net income for three months ended Sept. 30, 2011	0	0	0	0	0	0	0	529	0	529
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	0	0	0	0	0	0	0	0	(145)	(145)
Net unrealized gain on investments available for sale, net of reclassification adjustment	0	0	0	0	0	0	0	0	1,114	1,114

Total comprehensive income										1,498

Dividends on preferred stock	0	0	0	0	0	0	0	(53)	0	(53)
Dividends on common stock at $0.09 per share	0	0	0	0	0	0	0	(316)	0	(316)
Stock-based compensation	0	0	0	0	0	96	9	0	0	105
Accretion of preferred stock	0	0	0	0	0	45	0	(45)	0	0

Balance at September 30, 2011	4,227	$4	3,507,524	$3,507	$406	$49,841	$(154)	$11,841	$743	$66,188

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$529	$961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	400	459
Provision for real estate owned (“REO”) and acquired assets	78	150
Provision made for deferred compensation	37	52
Accretion of fair value adjustments for loans, deposits, and borrowings, net	(1,274)	0
Amortization of intangible assets	406	175
BOLI income, net	(127)	(127)
Depreciation of premises and equipment	304	260
Loss on sale of premises and equipment	25	0
Net loss (gain) on sale of available-for-sale securities	53	(12)
Stock-based compensation	105	0
Net gain on sale of insurance business	(1,529)	0
Net change in loans held-for-sale	(1,229)	8,518
Net amortization of securities	373	31
Change in other assets and liabilities:
Interest receivable	(322)	89
Decrease in prepayment FDIC assessment	116	125
Other assets and liabilities	(909)	43

Net cash (used in) provided by operating activities	(2,964)	10,724

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	606	41
Purchases of available-for-sale securities	0	(5,001)
Proceeds from maturities and principal payments on available-for-sale securities	6,390	11,792
Loan purchases	(11,428)	0
Loan originations and principal collections, net	4,973	3,351
Purchases of premises and equipment	(611)	(261)
Proceeds from sales of premises and equipment	0	29
Proceeds from sales of acquired assets	329	347
Proceeds from sale of insurance business	9,726	0

Net cash provided by investing activities	9,985	10,298

Cash flows from financing activities:
Net decrease in deposits	(7,013)	(1,183)
Net (decrease) increase in short-term borrowings	(1,506)	7,610
Dividends paid on preferred stock	(53)	(53)
Dividends paid on common stock	(316)	(210)
Issuance of common stock	0	62
Repayment of other borrowings	(2,226)	(121)
Repayment on capital lease obligation	(40)	(38)

Net cash (used in) provided by financing activities	(11,154)	6,067

Net (decrease) increase in cash and cash equivalents	(4,133)	27,089

Cash and cash equivalents, beginning of period	83,931	20,436

Cash and cash equivalents, end of period	$79,798	$47,525

Supplemental schedule of cash flow information:
Interest paid	$1,656	$3,096
Income taxes paid	140	0

Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$180	$179
Transfer from acquired assets to loans	0	56
Change in valuation allowance for unrealized losses (gains) on available-for-sale securities, net of tax	1,114	(407)
Net change in deferred taxes for unrealized (gains) losses on available-for-sale securities	(574)	210

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

1.	Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly owned subsidiary, Northeast Bank (the “Bank). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at September 30, 2011, the results of operations for the three-month periods ended September 30, 2011 and 2010, the changes in stockholders’ equity for the three-month periods ended September 30, 2011 and 2010, and the cash flows for the three month periods ended September 30, 2011and 2010. Operating results for the three-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K.

2.	Merger Transaction

On December 29, 2010, FHB Formation LLC (“FHB”) merged with and into Northeast, with Northeast as the surviving company (the “Merger”) FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

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

Commitments in Connection with Regulatory Approval of the Merger:

The Merger required the approval of the Maine Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Those approvals contain certain commitments by the Company, including the following:

•

The Federal Reserve requires that Northeast (i) maintain a leverage ratio (Tier 1) of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of loans with core deposits, (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital, and (vi) amend the articles of incorporation to address certain technical concerns that the Federal Reserve had relating to the convertibility and transferability of non-voting common stock. The Company’s articles of incorporation were amended on March 21, 2011.

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

Through the period ended September 30, 2011, the Company’s lending activities were predominantly conducted in south-central and western Maine and south-eastern New Hampshire. In its Maine and New Hampshire market areas, the Company originates single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. The majority of loans originated by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial business and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and/or the general economy. In the fourth quarter of the fiscal year ended June 30, 2011 (“Fiscal 2011”), the Bank launched its Loan Acquisition and Servicing Group from its recently-opened office in Boston, Massachusetts. The Bank’s loan purchasing business consists primarily of acquiring loans at a discount from their outstanding principal balances. These loans are generally secured by commercial real estate, multi-family residential real estate and other business assets and are purchased from sellers nationwide in the financial services industry or government agencies. At September 30, 2011, the Loan Acquisition and Servicing Group purchased loan balances outstanding totaled $12.3 million. In the future the Bank intends to grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the quarter ended September 30, 2011.

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

Commercial real estate: At September 30, 2011, loans in this segment are primarily income-producing properties throughout Maine. In the future, the Bank intends to grow its loan purchasing business, through which it acquires loans from sellers nationwide. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Allocated Component:

The allocated components relate to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

The following is a summary of the composition of loans at the dates indicated:

	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Residential real estate:
1-4 family	$94,037	$95,417
Second mortgages	22,959	24,190
Equity lines of credit	25,405	25,870
Commercial real estate	130,422	117,761
Construction	2,079	2,015

Total mortgage loans on real estate	274,902	265,253
Commercial business	20,576	22,225
Consumer	20,938	22,435

Total loans	316,416	309,913
Less: Allowance for loan losses	710	437

Loans, net	$315,706	$309,476

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Successor Company

For the three months ended September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(Dollars in thousands)
Balance at beginning of the period	$34	$147	$0	$238	$18	$437
Provision (benefit) charged to operations	114	(9)	0	158	137	400
Add recoveries on loans previously charged off	0	0	0	22	15	37

	148	138	0	418	170	874
Less loans charged off	24	24	0	0	116	164

Balance at end of the period	$124	$114	$0	$418	$54	$710

Predecessor Company

For the three months ended September 30, 2010:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(Dollars in thousands)
Balance at beginning of the period	$1,564	$1,412	$50	$1,051	$1,729	$5,806
Provision (benefit) charged to operations	(132)	795	(50)	113	(267)	459
Add recoveries on loans previously charged off	0	1	0	1	14	16

	1,432	2,208	0	1,165	1,476	6,281
Less loans charged off	61	134	0	80	144	419

Balance at end of the period	$1,371	$2,074	$0	$1,085	$1,332	$5,862

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$71	$69	$0	$231	$36	$0	$407
Collectively evaluated for impairment	53	45	0	187	18	0	303

Total allowance for loan losses	$124	$114	$0	$418	$54	$0	$710

Loans:
Individually evaluated for impairment	$948	$1,031	$0	$916	$92	$0	$2,987
Collectively evaluated for impairment	141,453	129,391	2,079	19,660	20,846	0	313,429

Total allowance for loan losses	$142,401	$130,422	$2,079	$20,576	$20,938	$0	$316,416

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$0	$119	$0	$196	$0	$0	$315
Collectively evaluated for impairment	34	28	0	42	18	0	122

Total allowance for loan losses	$34	$147	$0	$238	$18	$0	$437

Loans:
Individually evaluated for impairment	$0	$1,221	$0	$1,922	$0	$0	$3,143
Collectively evaluated for impairment	145,477	116,540	2,015	20,303	22,435	0	306,770

Total allowance for loan losses	$145,477	$117,761	$2,015	$22,225	$22,435	$0	$309,913

The following is a summary of past due and non-accrual loans at September 30, 2011:

	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Residential Real Estate:
Residential 1-4 family	$402	$559	$0	$2,323	$3,284	$90,753	$94,037	$2,733
Second mortgages	81	141	0	89	311	22,648	22,959	158
Equity lines of credit	0	0	0	47	47	25,358	25,405	47
Commercial real estate	375	24	0	384	783	129,639	130,422	2,797
Construction	0	0	0	121	121	1,958	2,079	121
Commercial business	124	0	0	932	1,056	19,520	20,576	1,224
Consumer	762	277	0	306	1,345	19,593	20,938	356

Total	$1,744	$1,001	$0	$4,202	$6,947	$309,469	$316,416	$7,436

The following is a summary of past due and non-accrual loans at June 30, 2011:

	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Residential Real Estate:
Residential 1-4 family	$257	$1,021	$0	$1,779	$3,057	$92,360	$95,417	$2,195
Second mortgages	60	0	0	89	149	24,041	24,190	158
Equity lines of credit	57	0	0	0	57	25,813	25,870	47
Commercial real estate	0	492	0	934	1,426	116,335	117,761	3,601
Construction	0	0	0	121	121	1,894	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	0	508	1,412	21,023	22,435	527

Total	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

Nonaccrual commercial loans at September 30, 2011 and June 30, 2011 include $2.1 million and $1.1 million, respectively, that were current in both interest and principal payments at that date, but were not considered impaired.

The following table provides additional information on impaired loans at September 30, 2011:

	Recorded Investments	Unpaid Principal Balance (1)	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate:
Residential 1-4 family	$0	$0	$0
Commercial real estate	683	683	0
Commercial business	201	201	0

Total	884	884	0

Impaired loans with a valuation allowance:
Residential real estate:
Residential 1-4 family	146	146	4
Commercial real estate	348	348	69
Commercial business	715	715	231

Total	1,209	1,209	304

Total impaired loans	$2,093	$2,093	$304

(1)	Impaired loans are presented net of the fair value adjustments of $693 thousand resulting from the application of the acquisition method of accounting in connection with the Merger on December 29, 2010.

The following table provides additional information on impaired loans at June 30, 2011:

	Recorded Investments	Unpaid Principal Balance (1)	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$348	$348	$0
Commercial business	1,054	1,054	0

Total	1,402	1,402	0

Impaired loans with a valuation allowance:
Commercial real estate	873	873	119
Commercial business	868	868	196

Total	1,741	1,741	315

Total impaired loans	$3,143	$3,143	$315

(1)	Impaired loans are presented net of the fair value adjustments of $975 thousand resulting from the application of the acquisition method of accounting in connection with the Merger on December 29, 2010.

The following is a summary of information pertaining to impaired loans at September 30, 2011:

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	(Dollars in thousands)
Average investment in impaired loans:
Residential 1-4 family	$49	$310
Commercial real estate	1,846	3,158
Commercial business	1,090	1,437

Total average investment in impaired loans	$2,985	$4,905

Interest income recognized on impaired loans:
Residential 1-4 family	$1	$1
Commercial real estate	21	39
Commercial business	4	11

Total interest income recognized on impaired loans:	$26	$51

Interest income recognized on a cash basis:
On impaired loans:
Residential 1-4 family	$1	$1
Commercial real estate	21	39
Commercial business	4	11

Total interest income recognized a cash basis on impaired loans	$26	$51

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

The following table presents the Company’s loans by risk rating at September 30, 2011.

	Commercial Real Estate	Construction	Commercial Business
	(Dollars in thousands)
Loans rated 1-4	$122,379	$2,079	$16,951
Loans rated 5	1,727	0	713
Loans rated 6	6,316	0	2,912
Loans rated 7	0	0	0
Loans rated 8	0	0	0

	$130,422	$2,079	$20,576

The following table presents the Company’s loans by risk rating at June 30, 2011.

	Commercial Real Estate	Construction	Commercial Business
	(Dollars in thousands)
Loans rated 1-4	$107,354	$2,015	$18,201
Loans rated 5	3,133	0	1,169
Loans rated 6	7,274	0	2,855
Loans rated 7	0	0	0
Loans rated 8	0	0	0

	$117,761	$2,015	$22,225

There were no restructured loans during the three months ended September 30, 2011, or restructured loans prior to the quarter but in default.

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

The following table summarizes the Junior Subordinated Debentures and the common and trust preferred securities issued by each affiliated trust at September 30, 2011. The Company has the right to redeem the Junior Subordinated Debentures at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

Affiliated Trusts	Carrying Amount	Principal Amount Due	Contractual Interest Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,728	$3,093	3.17%	March 30, 2034
NBN Capital Trust III	1,728	3,093	3.17%	March 30, 2034
NBN Capital Trust IV	4,536	10,310	2.19%	February 23, 2035

Total	$7,992	$16,496	2.56%

NBN Capital Trust II and NBN Capital Trust III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the trust preferred securities of the trusts currently pay quarterly distributions at an annual rate of 3.17% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust II and NBN Capital Trust III and an annual rate of 2.19% for the stated liquidation amount of $1,000 per preferred security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trusts. Based on the current contractual rates and the impact of the interest rate swap referred to below, the annual interest expense on the trust preferred securities is approximately $680 thousand.

In the fiscal year ended June 30, 2010 , the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $3 million, $3 million and $10 million, respectively, of the Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income during a period of rising rates.

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

The interest rate swap hedges Junior Subordinated Debentures resulting from the issuance of trust preferred stock by the Company’s affiliate NBN Capital Trust IV. The notional amount of $10 million represents the outstanding Junior Subordinated Debentures from this trust. Under the terms of the interest rate swap, Northeast pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. We receive quarterly interest payments of three month LIBOR plus 1.89% over the same term.

See Note 13 for additional information on derivatives.

5.	Securities

Securities available-for-sale at amortized cost and approximate fair values at September 30, 2011 and June 30, 2011 are summarized below:

	September 30, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$46,077	$46,139	$48,827	$48,737
Mortgage-backed securities	95,624	97,090	99,637	99,558
Equity securities	0	0	193	216
Trust preferred securities	0	0	466	451

	$141,701	$143,229	$149,123	$148,962

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	September 30, 2011		June 30, 2011
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$63	$1	$7	$97
Mortgage-backed securities	1,467	1	212	291
Equity securities	0	0	23	0
Trust preferred securities	0	0	8	23

	$1,530	$2	$250	$411

The following table summarizes gains and losses on available-for-sale securities for the three months ended September 30, 2011 and 2010.

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	(Dollars in thousands)
Proceeds from the sales of available-for-sale securities:	$606	$1,075
Realized gains	$14	$12
Realized losses	(67)	0

Net (loss) gain	$(53)	$12
Net (loss) gain after income tax	$(35)	$8

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and June 30, 2011:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2011:
Debt securities issued by U.S. Government-sponsored enterprises	$3,028	$1	$0	$0	$3,028	$1
Mortgage-backed securities	190	1	0	0	190	1

	$3,218	$2	$0	$0	$3,218	$2

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011:
Debt securities issued by U.S. Government-sponsored enterprises	$46,130	$97	$0	$0	$46,130	$97
Mortgage-backed securities	51,367	291	0	0	51,367	291
Trust preferred securities	174	23	0	0	174	23

	$97,671	$411	$0	$0	$97,671	$411

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company’s available-for-sale securities were other-than-temporarily impaired at September 30, 2011.

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

There were no other-than-temporary impairment losses on securities for the three months ended September 30, 2011 or 2010.

The amortized cost and fair values of available-for-sale debt securities at September 30, 2011 and June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$46,077	$46,139	$48,827	$48,737
Due after five years through ten years	0	0	0	0
Due after ten years	0	0	466	451

	46,077	46,139	49,293	49,188
Mortgage-backed securities	95,624	97,090	99,637	99,558

	$141,701	$143,229	$148,930	$148,746

6.	Advances from the Federal Home Loan Bank

A summary of borrowings from the Federal Home Loan Bank (“FHLB”) is as follows:

September 30, 2011
Carrying Amount	Principal Amounts Due	Contractual Interest Rates	Maturity Dates
(Dollars in thousands)
$15,386	$15,000	2.55% – 3.99%	2013
5,131	5,000	3.08%	2014
7,674	7,500	2.91% – 3.05%	2015
10,446	10,000	4.26%	2017
5,166	5,000	4.29%	2018

$43,803	$42,500

June 30, 2011
Carrying Amount	Principal Amounts Due	Contractual Interest Rates	Maturity Dates
(Dollars in thousands)
$15,450	$15,000	2.55% – 3.99%	2013
12,831	12,500	2.91% – 3.08%	2015
10,468	10,000	4.26%	2017
5,173	5,000	4.29%	2018

$43,922	$42,500

The FHLB had the option to call $25 million of the outstanding advances at September 30, 2011. The options are continuously callable quarterly until maturity.

7.	Structured Repurchase Agreements

A summary of outstanding structured repurchase agreements is as follows:

September 30, 2011
Carrying Amount	Principal Amounts Due	Contractual Interest Rate	Embedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
(Dollars in thousands)
$20,668	$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,271	10,000	3.98%	Sold Floors	20,000	Expired	August 28, 2012
10,364	10,000	4.18%	Purchased Caps	10,000	Expired	December 13, 2012
10,485	10,000	4.30%	Purchased Caps	10,000	Expired	July 3, 2013
10,646	10,000	4.44%	Purchased Caps	10,000	3.81%	September 23, 2015
5,114	5,000	2.86%	None			March 25, 2014

$67,548	$65,000

June 30, 2011
Carrying Amount	Principal Amounts Due	Contractual Interest Rate	Embedded Cap/Floor	Amount of Cap/Floor	Strike Rate	Maturity
(Dollars in thousands)
$20,854	$20,000	4.68%	Purchased Caps	$40,000	Expired	August 28, 2012
10,346	10,000	3.98%	Sold Floors	20,000	Expired	August 28, 2012
10,441	10,000	4.18%	Purchased Caps	10,000	Expired	December 13, 2012
10,555	10,000	4.30%	Purchased Caps	10,000	3.79%	July 3, 2013
10,686	10,000	4.44%	Purchased Caps	10,000	3.81%	September 23, 2015
5,126	5,000	2.86%	None			March 25, 2014

$68,008	$65,000

These structured repurchased agreements incorporate embedded interest rate caps as summarized in the table above. The interest rate caps reduced the Company’s balance sheet exposure to rising interest rates. For the structured repurchase agreements maturing July 3, 2013 and September 23, 2015, each agreement can be called quarterly after the expiration of the non-call period. The transaction in March 2009, which did not have embedded interest rate caps or floors, allowed the Company to extend its funding at a favorable interest rate. The issuer has no call option unless the Company no longer maintains regulatory “well-capitalized status” or is subject to a regulatory cease and desist order. Interest is paid quarterly. The interest rates are fixed for the term of these agreements.

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

The collateral pledged for these borrowings consists of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association issued mortgage-backed securities with a fair value of $75.0 million and cash of $3.4 million as of September 30, 2011.

8.	Stock-Based Compensation and Employee Benefits

A summary of the stock option activity for the three months ended September 30, 2011 and 2010 is as follows:

	Successor Company		Predecessor Company
	September 30, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	764,549	$14.05	18,000	$11.08
Granted	0	0	0	0
Exercised	0	0	(7,500)	8.25
Forfeited	(8,500)	13.10	0	0

Outstanding and at end of period	756,049	$14.06	10,500	$13.10

The following table summarizes information about stock option outstanding at September 30, 2011

		Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2011	Weighted Average Remaining Life	Weighted Average Exercise Price
$13.93-14.52	756,049	9.3	$14.06

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows for the years ending June 30:

(Dollars in thousands)	2012	2013	2014	2015	2016	2017	Total
Stock Options	$384	$384	$370	$351	$221	$48	$1,758
Restricted Stock Award	36	36	36	36	18	—	162

	$420	$420	$406	$387	$239	$48	$1,920

At September 30, 2011, no stock options, resticted stock or performance-based stock appreciation rights were vested ..

Refer to the Note 15 in the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2011 for further information about the Company’s employee benefits.

9.	Capital Lease

In the fiscal year ended June 30, 2006, the Company recognized a capital lease obligation for its new headquarters known as the Southern Gateway building located at 500 Canal Street, Lewiston, Maine. The present value of the lease payments over fifteen years ($264 thousand per year for each of the initial ten years of the lease term and $306 thousand per year for each of the last five years) exceeded 90% of the fair value of the Southern Gateway building. The Bank’s commercial lending and underwriting, consumer loan underwriting, loan servicing, deposit operations, accounting, human resources, risk management, and executive administration departments occupy the approximately 27 thousand square feet of space.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligations at September 30, 2011 are as follows:

(Dollars in thousands)
2012	$264
2013	264
2014	264
2015	271
2016	306
2017 and thereafter	1,174

Total minimum lease payments	2,543
Less imputed interest	508

Capital lease obligation	$2,035

10. Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc (“NBIG”) to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine acquired nine agency locations including Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The Berwick, Maine agency office which will operate under the name of Spence & Matthews was acquired by Bradley Scott, a member of NBIG’s senior management team. The sale gain, net of income taxes, combined with the elimination of customer list and non-compete intangibles increased tangible equity by approximately $8.4 million. The following is a summary of the sale transaction:

(Dollars in thousands)
Sale proceeds	$9,726
Less:
Customer lists, net of accumulated amortization	6,224
Non-compete agreements, net of accumulated amortization	1,155
Fixed assets, net of accumulated depreciation	157
Severance and other direct expenses	661

Pre-tax gain recognized	$1,529

Operations associated with NBIG for the three months ended September 30, 2011 and 2010 have been classified as discontinued operations in the accompanying consolidated statements of income. The Company has eliminated all intercompany transactions in presenting discontinued operations for each period. Insurance commissions associated with NBIG were $965 thousand and $1.4 million for the three month period ending September 30, 2011 and 2010, respectively. Intangible and fixed assets associated with discontinued operations totaled approximately $7.4 million and $160 thousand, respectively, at June 30, 2011. In conjunction with the transaction, the Company repaid borrowings associated with NBIG totaling $2.2 million.

NBIG had previously sold customer lists and certain fixed assets of its agency offices in Jackman, Maine to Worldwide Risk Management, Inc. on December 22, 2010, in Rangeley, Maine to Morton & Furbish Insurance Agency on January 31, 2010, and in Mexico, Maine to UIG, Inc. on December 31, 2009.

11.	Earnings Per Share (EPS)

EPS is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. The following table shows the weighted average number of shares outstanding for the periods indicated. Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for basic and diluted EPS is presented as follows:

	Successor Company	Predecessor Company
	Three months ended September 30, 2011	Three months ended September 30, 2010
	(Dollars in thousands, except per share amounts)
Earnings per common share
Net Income	$529	$961
Preferred stock dividends	(53)	(53)
Accretion of preferred stock	(44)	(7)
Accretion of issuance costs	(1)	(1)

Net income available to common shareholders	$431	$900
Dividends and undistributed earnings allocated to unvested shares of stock awards	(1)	0

Net income applicable to common shareholders	$430	$900

Average common shares issued and outstanding	3,494,498	2,329,098

Earnings per common share
(Loss) income from continuing operations	$(0.13)	$0.36
Income from discontinued operations	0.25	0.03

Earnings per common share	$0.12	$0.39

Diluted earnings per Common share
Net income available to common shareholders	$431	$900
Dividends and undistributed earnings allocated to unvested shares of stock awards	(1)	0

Net income applicable to common shareholders	$430	$900

Average common shares issued and outstanding	3,494,498	2,329,098
Diluted potential common shares	19,047	20,017

Total diluted average common shares issued and outstanding	3,513,545	2,349,115

Diluted earnings per common share
(Loss) income from continuing operations	$(0.13)	$0.35
Income from discontinued operations	0.25	0.03

Diluted earnings per common share	$0.12	$0.38

12.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at September 30, 2011 and June 30, 2011.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2011.

The following summarizes assets measured at fair value for the period ended September 30, 2011 and June 30, 2011.

Assets Measured At Fair Value On A Recurring Basis

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
September 30, 2011:
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$46,139	$0	$46,139	$0
Mortgage-backed securities	97,090	0	97,090	0
Other assets – purchased interest rate caps	13	0	13	0

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
June 30, 2011:
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$48,737	$0	$48,737	$0
Mortgage-backed securities	99,558	0	99,558	0
Equity securities	216	216	0	0
Trust preferred securities	451	451	0	0
Other assets – purchased interest rate caps	46	0	46	0

Assets Measured At Fair Value On A Nonrecurring Basis

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

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
September 30, 2011:
Impaired Loans	$905	$0	$0	$905
Acquired Assets	463	0	0	463
Premises	358	0	0	358

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
June 30, 2011:
Impaired Loans	$1,426	$0	$0	$1,426
Acquired Assets	690	0	0	690
Premises	361	0	0	361

Liabilities Measured At Fair Value On A Recurring Basis

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
September 30, 2011:
Derivative financial instrument	$699	$0	$0	$699

	$ 48,737	$ 48,737	$ 48,737	$ 48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
June 30, 2011:
Derivative financial instrument	$503	$0	$0	$503

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011.

(Dollars in thousands)
Beginning balance at July 1	$503
Unrealized loss during three months ended September 30, 2011	196

Ending balance at September 30	$699

The Company’s derivative financial instruments are generally classified within level 3 of the fair value hierarchy. For these financial instruments the Company obtains fair value measurements from independent pricing services. The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

Fair Value Estimates

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

FHLB and Federal Reserve Stock - The carrying value of FHLB stock and Federal Reserve stock approximates fair value based on redemption provisions of the FHLB and the Federal Reserve.

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

The following table presents the estimated fair value of the Company’s significant financial instruments at September 30, 2011 and June 30, 2011:

	143,229	143,229	143,229	143,229
	September 30, 2011		June 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$79,798	$79,798	$83,931	$83,931
Available-for-sale securities	143,229	143,229	148,962	148,962
Regulatory stock (FHLB and Federal Reserve Bank)	5,760	5,760	5,760	5,760
Loans held-for-sale	6,405	6,446	5,176	5,209
Loans, net	315,706	322,730	309,476	316,361
Accrued interest receivable	1,566	1,566	1,244	1,244
Other assets – purchased interest rate caps	13	13	46	46

Financial liabilities:
Deposits (with no stated maturity)	177,763	177,763	186,714	186,714
Time deposits	215,970	218,350	214,404	216,767
FHLB advances	43,803	45,342	43,922	45,465
Structured repurchase agreements	67,548	68,895	68,008	69,364
Other borrowings	0	0	2,229	2,280
Short-term borrowings	1,009	1,009	2,515	2,515
Capital lease obligation	2,035	2,262	2,075	2,306
Junior subordinated debentures issued to affiliated trusts	7,992	8,014	7,957	7,979
Other liabilities – interest rate swaps	699	699	503	503

13.	Derivatives

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

At September 30, 2011, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:

	Interest Rate Caps	Interest Rate Swap
Notional amount (Dollars in thousands)	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		1.96%
Strike rate based on 3 month LIBOR	2.51%
Weighted average maturity in years	3.00	3.42
Unrealized gains (Dollars in thousands)	$52	$253

The Company purchased two interest rate caps for $325 thousand which expire on September 30, 2014. The swap agreement provides for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

During the three months ended September 30, 2011, no interest rate cap or swap agreements were terminated prior to maturity. At September 30, 2011, the unrealized loss relating to interest rate caps and swaps was recorded in derivative liabilities in accordance with ASC 815, “Derivatives and Hedging.” Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. None of the other comprehensive income was reclassified into interest expense during the three months ended September 30, 2011.

Risk management results for the three months ended September 30, 2011 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of September 30, 2011, none of the losses reported in other comprehensive income related to the interest rate caps and swap agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the three-months ended September 30, 2011.

September 30, 2011	Liability Derivatives
	(Dollars in thousands)
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	Other liabilities	$699

June 30, 2011	Liability Derivatives
	(Dollars in thousands)
Derivatives designated as hedging instruments under ASC 815:
	Balance Sheet Location	Fair Value
	Other liabilities	$503

See Note 7, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

14.	Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a TDR. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The adoption of this ASU did not have a significant impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s financial condition and results of operations.

15.	Other Comprehensive Income (Loss)

The components of other comprehensive (loss) income for the three months ended September 30, 2011 and 2010 are as follows:

	Successor Company	Predecessor Company
(Dollars in thousands)	September 30, 2011	September 30, 2010
Unrealized (losses) gains arising during the period on purchased interest rate caps and rate swaps, net of tax effect of $75 for September 30, 2011 and $103 for September 30, 2010	$(145)	$(199)
Unrealized (losses) gains arising during the period, on investment securities, net of tax effect of $(797) for September 30, 2011 and $101 for September 30, 2010	1,547	(197)
Reclassification adjustment for losses (gains) on investment, net of write-downs, included in net income, net of tax effect of $223 for September 30, 2011 and $5 for September 30, 2010	(433)	(10)

Other comprehensive income (loss)	$969	$(406)

Included in accumulated other comprehensive income, as an adjustment to stockholders’ equity, is the following as of September 30, 2011 and June 30, 2011:

	Successor Company	Predecessor Company
(Dollars in thousands)	September 30, 2011	June 30, 2011
Unrealized (losses) gains securities	$1,528	$(160)
Unrealized losses purchased interest rate caps and rate swaps	(402)	(182)
Deferred tax effect	(383)	116

Accumulated other comprehensive income	$743	$(226)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Financial Statement Presentation

On December 29, 2010, FHB Formation LLC (“FHB”) merged with and into Northeast, with Northeast as the surviving company (“the Merger”). FHB is the entity through which a group of independent accredited investors (the “Investors”) purchased 937,933 shares of the Company’s outstanding common stock and 1,161,166 shares of newly-issued voting and non-voting common stock, at a price equal to $13.93 per share. As a result of this transaction, $16.2 million of new capital was contributed to the Company, and the Investors collectively own approximately 60% of the outstanding common shares of the Company. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations,” to this transaction, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

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

Description of Operations and Business Strategy

Northeast Bancorp is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company. The Federal Reserve Bank is the primary regulator of the Company, and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions. We conduct business from our headquarters in Lewiston, Maine, and as of September 30, 2011, from 10 banking offices, one financial center and three loan production offices located in western and south-central Maine, one mortgage loan production offices in Portsmouth, New Hampshire, and one business development office located in Boston Massachusetts. At September 30, 2011, we had consolidated assets of $587.2 million and consolidated stockholders’ equity of $66.2 million.

Northeast Bancorp’s principal asset is the capital stock of Northeast Bank (the “Bank”), a Maine state-chartered universal bank. Accordingly, the Company’s results of operations are primarily dependent on the results of the operations of the Bank. In addition to the Bank’s ten branch offices, its investment brokerage division, Northeast Financial Services, offers investment, insurance and financial planning products and services from its main office in Falmouth, Maine, as well as through the Bank’s branch offices.

Northeast, through the Bank and third party affiliations, provides a broad range of financial services to individuals and companies in western and south-central Maine and southeastern New Hampshire. Our traditional community banking strategy consists of attracting deposits from the general public and applying those funds to originate or acquire residential mortgage loans, commercial business loans, commercial real estate loans and consumer loans. While lending is our primary investment activity, we also invest in mortgage-backed securities and securities issued by U.S. Government-sponsored enterprises, which serve as a source of liquidity for the Company. We also emphasize the generation of noninterest income through gains earned on the sale of residential mortgage loans in the secondary market, and by providing financial planning and investment brokerage services to customers.

On August 31, 2011, we sold the customer lists and certain other assets of the Banks’s insurance agency subsidiary, Northeast Bank Insurance Group, Inc. (“NEBIG”) in two transactions to two Maine-based insurance agencies. NBIG’s insurance agency office in Berwick was sold to Brad Scott, a former senior manager of NBIG and will operate under the name Spence & Matthews. The agency offices in Southern, Western and Central Maine were sold to the Varney Agency, Inc. of Bangor Maine. The aggregate sale price of these assets was $9.7 million, which after expenses and taxes had the effect of increasing the Company’s tangible equity by approximately $8.4 million.

With the additional capital provided as a result of the Merger and the sale of NBIG assets, the Company is in the process of augmenting its traditional community banking strategy with two new business initiatives:

1.	A Loan Acquisition and Servicing Group, to purchase performing commercial business loans for portfolio and to service commercial business loans for third parties. In the last two quarters of Fiscal 2011 and the first quarter of the Fiscal year ending June 30, 2012, the Loan Acquisition and Servicing Group made significant investments in staffing and infrastructure to build its purchasing and servicing capabilities, and launched loan purchasing activities in the fourth quarter of Fiscal 2011.

2.	An Online Deposit Program, to provide a new source of core deposit funding for the Bank. This program is currently under development, and is expected to begin operation in the second half of Fiscal 2012.

Overview

For the quarter ended September 30, 2011, the Company earned net income of $529 thousand and net income available to common shareholders of $431 thousand or $0.12 per diluted share. The Company’s net income for the period consisted of net income from discontinued operations of $1.1 million and a net loss from continuing operations of $594 thousand. Effective August 31, 2011, the Company sold the customer lists and certain fixed assets of its insurance agency business to local agencies in two separate transactions. The gross sales price of $9.7 million, net of related expenses, yielded a pre-tax gain of $1.5 million and served to increase the Company’s tangible capital by approximately $8.4 million or $2.40 per share. Principally as a result of this transaction, the Company’s tangible book value increased to $16.14 per share at September 30, 2011 from $13.58 per share at June 30, 2011.

Quarterly results for the three months ended September 30, 2011 also included a loss of $53 thousand on the sale of the Company’s remaining equity securities portfolio. Excluding the effect of this non-recurring item, as well as the operations of the Company’s insurance agency business and gain on sale, loss before income taxes for the quarter was approximately $944 thousand, a result that reflects up-front staffing and infrastructure costs related to the Company’s new lending and deposit initiatives.

For the quarter ended September 30, 2010, the Company earned net income of $961 thousand and net income available to common shareholders of $900 thousand or $0.38 per diluted share. The Company’s net income for the period consisted of net income from discontinued operations of $77 thousand and net income from continuing operations of $884 thousand. As noted earlier, these operating results, which occurred prior to the Merger on December 29, 2010, are not directly comparable to results for financial periods subsequent to the Merger. This lack of comparability arises due to the application acquisition accounting for the Merger, which resulted in new accounting bases for assets and liabilities as a result of recording them at their fair values as of the Merger date rather than at historical cost.

Financial Condition

Overview

Total assets declined by $9.2 million or 1.5% to $587.2 million at September 30, 2011, compared to total assets of $596.4 million on June 30, 2011. The principal components of the change in the balance sheet during the fiscal 2012 first quarter were as follows:

1.	Loan growth of $7.7 million or 2.5%, lead by growth of $14.7 million in commercial loans purchased and originated by the Company’s Loan Acquisition and Servicing Group. The Bank’s new Loan Acquisition and Servicing Group has purchased performing commercial business loans nationwide for the Bank’s portfolio. Such purchased commercial business loans are typically acquired at a discount from their outstanding principal balances, producing yields higher than those normally achievable on the Bank’s originated commercial business loans. The remainder of the Bank’s loan portfolio decreased by $7.0 million during the quarter, principally due to an increased level of mortgage refinance activity. During the quarter, most refinances of loans in the Bank’s existing portfolio were fixed rate loans, which the Bank sold in the secondary market.

2.	An $11.7 million reduction in funding sources, consisting of a $7.4 million, or 1.8%, net decrease in deposits and a $4.3 million, or 3.4%, decrease in borrowed funds. The latter is primarily the result of repaying NBIG debt in connection with the insurance transaction;

3.	A $9.9 million or 4.2% decrease in cash and securities, the net result of changes in loans, other assets and funding sources. Cash and securities, net of holdings pledged as collateral for borrowed funds, represent 25% of total assets at quarter-end, a level of balance sheet liquidity that is intended in part for future purchases of commercial loans.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $79.8 million as of September 30, 2011, a decrease of $4.1 million, or 4.9%, from $83.9 million at June 30, 2011. Available for sale securities were $143.2 million as of September 30, 2011, a decrease of $5.7 million, or 3.9% from $149.0 million as of June 30, 2011. These decreases, which aggregate $9.9 million, were principally the result of decreases in deposits and borrowed funds, and increases in loans, offset in part by a decrease in other assets.

At September 30, 2011, our investment portfolio was comprised of U.S. Government-sponsored enterprise bonds and mortgage-backed securities. Most mortgage-backed securities and U.S. Government-sponsored enterprise bonds were pledged to the Federal Home Loan Bank of Boston (“FHLBB”) as collateral for outstanding FHLBB advances, structured repurchase agreements and availability at the FHLBB for future borrowings. The following table shows the amortized cost and fair value of our securities (all of which are classified as ‘available for sale’) at the dates indicated:

	September 30, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$46,077	$46,139	$48,827	$48,737
Mortgage-backed securities	95,624	97,090	99,637	99,558

Total debt securities	141,701	143,229	148,464	148,295

Trust preferred securities	0	0	466	451
Equity securities	0	0	193	216

Total equity securities	0	0	659	667

Total available for sale securities	$141,701	$143,229	$149,123	$148,962

Restricted equity securities:
Federal Reserve Bank stock	$871	$871	$871	$871
Federal Home Loan Bank of Boston stock	4,889	4,889	4,889	4,889

Total restricted equity securities	$5,760	$5,760	$5,760	$5,760

The following supplemental table provides information regarding the issuers of our securities as of September 30, 2011:

	September 30, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal National Mortgage Association	$27,572	$27,610
Federal Home Loan Mortgage Corporation	6,187	6,202
Federal Home Loan Bank	12,318	12,327

Government-sponsored enterprise obligations	46,077	46,139

Federal National Mortgage Association	54,947	55,988
Government National Mortgage Association	9,074	9,144
Federal Home Loan Mortgage Corporation	31,603	31,958

Mortgage-backed securities	95,624	97,090

Total available-for-sale securities	$141,701	$143,229

Our entire securities portfolio was classified as available-for-sale at September 30, 2011 and June 30, 2011, and carried at fair value on that date. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on sales of securities are recognized at the time of sale using the specific identification method. The amortized cost and fair value of available-for-sale securities at September 30, 2011 were $141.7 million and $143.2 million, respectively. The $1.5 million difference between fair value and cost of the securities is primarily attributable to an increase in the market value of mortgage-backed securities.

Loan Portfolio

Total loans, including loans held-for-sale, amounted to $322.8 million as of September 30, 2011, an increase of $7.7, or 2.5%, from $315.1 million as of June 30, 2011. Compared to June 30, 2011, loans held-for-sale increased $1.2 million, or 23.7%, commercial real estate loans increased $12.7 million, or 10.8%, residential real estate loans decreased $1.4 million, or 1.4% commercial business loans decreased $1.6 million, or 7.4%, and consumer loans decreased $3.2 million, or 4.4%. The increase in commercial real estate loans was driven by an increase of $14.7 million in commercial loans purchased or originated by the Company’s Loan Acquisition and Servicing Group, offset in part by amortization and payoffs within the originated commercial real estate loan portfolio. The net reduction in residential real estate loans was the result of customer refinances into new fixed rate loans, which the Bank sells in the secondary mortgage market. The following table shows the composition of the loan portfolio excluding loans held for sale of $6.4 million and $5.2 million as of September 30, 2011 and June 30, 2011, respectively.

	September 30, 2011		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans:
Residential	$94,037	29.72%	$95,417	30.79%
Commercial	130,422	41.22%	117,761	38.00%
Construction	2,079	0.66%	2,015	0.65%
Home equity	48,364	15.28%	50,060	16.15%

	274,902	86.88%	265,253	85.59%

Other loans:
Commercial business	20,576	6.50%	22,225	7.17%
Consumer	20,938	6.62%	22,435	7.24%

Total loans	316,416	100.00%	309,913	100.00%

Allowance for loan losses	710		437

Total loans, net	$315,706		$309,476

We have continued to sell most of the residential real estate loans originated by us into the secondary market. Residential real estate loans originated in the quarter ended September 30, 2011 totaled $32.1 million and loans sold into the secondary market during that period totaled $27.3 million. Approximately 61% of total portfolio loans were variable rate products at September 30, 2011 and June 30, 2011, respectively.

Classification of Assets

Loans are classified as non-performing when 90 days past due, unless a loan is well-secured and in process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, are also designated as non-performing. In both situations, we cease accruing interest. The Bank had non-performing loans totaling $7.4 million, or 2.3% of total loans, at September 30, 2011 compared to $8.0 million, or 2.6% of total loans, at June 30, 2011. The following table shows the composition of the Bank’s non-performing loans at the dates indicated:

Description:	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Residential Real Estate	$2,938	$2,400
Commercial Real Estate	2,797	3,601
Construction Loan	121	121
Commercial business Loans	1,224	559
Consumer and Other	356	527

Total non-performing loans	$7,436	$7,208

Of total non-performing loans at September 30, 2011, $2.9 million was current and paying, compared to $3.1 million at June 30, 2011, a decrease of $0.2 million, which represents loans that have been returned to full accrual status. The Bank typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of performance.

At September 30, 2011, the Company had acquired assets of $463 thousand, compared to $690 thousand at June 30, 2011, a decrease of $227 thousand, or 33%. Acquired assets were comprised of other real estate owned and other assets acquired, the latter consisting primarily of personal property securing consumer loans repossessed by the Bank. The real estate and personal property collateral for commercial and consumer loans is written down to its estimated realizable value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

Commercial real estate and commercial business loans are periodically evaluated under an eight-point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. We had commercial real estate and commercial business loans totaling $9.2 million and $10.1 million at September 30, 2011 and June 30, 2011, respectively, classified as substandard or lower under our risk rating system. This decrease was primarily due to decreases in commercial customer relationships experiencing weaknesses in the underlying businesses. These loans were subject to our internal specific review for the risk of loss based on the liquidation of collateral, information that is included in determining the adequacy of the allowance for loan losses. At September 30, 2011, $4.0 million of this amount was non-performing commercial real estate and commercial business loans. The remaining $5.2 million of commercial real estate and commercial business loans classified as substandard at September 30, 2011 evidence one or more weaknesses or potential weaknesses and have the potential to become non-performing loans in future periods.

The following table shows the quarterly trend of the Bank’s loans 30 days or more past due as a percentage of total loans:

9/30/11	6/30/11	03/31/11	12/31/10	9/30/10
2.20%	2.41%	2.25%	1.94%	2.74%

Allowance for Loan Losses

The Company’s allowance for loan losses was $710 thousand as of September 30, 2011, which represents an increase of $273 thousand from the $437 thousand allowance as of June 30, 2011. In connection with the application of the acquisition method of accounting for the merger on December 29, 2010, the allowance for loan losses was set to zero when the loan portfolio was marked to its then current fair value. Since that date, the Company has been creating a new allowance, as new loans are booked or in the event that credit exposure in the pre-merger loan portfolio exceeds the exposure estimated when fair values were determined.

The allowance for loan losses represents management’s estimate of this risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial business and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. Within the allowance for loan losses, amounts are specified for larger-balance, commercial business and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. For the quarter ended September 30, 2011, we have not changed our approach in the determination of the allowance for loan losses. There have been no material changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below. The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2011			June 30, 2011
	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans
	(Dollar in thousands)

Mortgage loans on real estate:
Residential	$111	$94,037	29.72%	$26	$95,417	30.79%
Commercial	114	130,422	41.22%	147	117,761	38.00%
Construction	0	2,079	0.66%	0	2,015	0.65%
Home equity	13	48,364	15.28%	8	50,060	16.15%

	238	274,902	86.88%	181	265,253	85.59%

Other loans:
Commercial business	418	20,576	6.50%	238	22,225	7.17%
Consumer	54	20,938	6.62%	18	22,435	7.24%

	472	41,514	13.12%	256	44,660	14.41%

Total	$710	$316,416	100.00%	$437	$309,913	100.00%

The following table details the activity in our allowance for loan losses:

	Successor Company	Predecessor Company
	Three months ended September 30, 2011	Three months ended September 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$437	$5,806

Charge-offs:
Residential mortgage loans	(24)	(61)
Commercial loans	(24)	(214)
Consumer loans	(116)	(144)

Total charge-offs	(164)	(419)

Recoveries:
Residential mortgage loans	1	0
Commercial loans	22	2
Consumer loans	14	14

Total recoveries	37	16

Net charge-offs	(127)	(403)

Provision (benefit) for loan losses:
Residential mortgage loans	114	(132)
Commercial loans	149	858
Consumer loans	137	(267)

Total provision for loan losses	400	459

Balance at end of period	$710	$5,862

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.10%
Allowance for loan losses to non-performing loans at end of period	9.55%	65.15%
Allowance for loan losses to total loans at end of period	0.22%	1.55%

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

Other Assets

The cash surrender value of the Bank’s BOLI assets increased $127 thousand, or 1%, to $13.9 million at September 30, 2011, compared to $13.8 million at June 30, 2011. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at September 30, 2011. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 19.9% of the Company’s total risk-based capital at September 30, 2011.

Intangible assets totaled $5.3 million and $13.1 million, respectively, at September 30, 2011 and June 30, 2011. The $7.8 million reduction during the quarter was the result of the sale of $7.4 million of intangible assets (principally customer lists) in connection with the insurance transaction on September 1, 2011, and core deposit intangible asset amortization of $405 thousand.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2011, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 95.5% of total deposits.

Total deposits of $393.7 million as of September 30, 2011 decreased, by 1.8% or $7.4 million, from $401.1 million as of June 30, 2011. The decrease was the result of decreases in non-maturity accounts aggregating $9.0 million, offset in part by growth in certificates of deposit of $1.6 million. The reduction in non-maturity accounts is due principally to the Bank’s decision to exit the trust business during the quarter, and the earlier discontinuation of our sweep account product. In connection with the latter, approximately $5.3 million of sweep account balances had shifted to demand deposits as of June 30, 2011, funds that were subsequently withdrawn during the quarter ended September 30, 2011.

	September 30, 2011	% of Total	June 30, 2011	% of Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$45,361	11.52%	$48,215	12.02%
NOW accounts	55,022	13.97%	55,458	13.83%
Regular and other savings	32,466	8.25%	34,346	8.56%
Money market deposits	44,914	11.41%	48,695	12.14%

Total non-certificate accounts	177,763	45.15%	186,714	46.55%

Term certificates less than $250 thousand	198,193	50.34%	182,422	45.48%
Term certificates of $250 thousand and more	17,777	4.51%	31,982	7.97%

Total certificate accounts	215,970	54.85%	214,404	53.45%

Total deposits	$393,733	100.00%	$401,118	100.00%

Borrowed Funds

Advances from the FHLB were $43.8 million and $43.9 million as of September 30, 2011 and June 30, 2011, respectively. At September 30, 2011, we had pledged U.S. government agency and mortgage-backed securities of $68.2 million as collateral for FHLB advances. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges were required to secure FHLB advances.

Structured repurchase agreements were $67.5 million and $68.0 million at September 30, 2011 and June 30, 2011, respectively. We had pledged $75.0 million of mortgage-backed securities and cash as collateral for those borrowings at September 30, 2011. One of the six structured repurchase agreements has embedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates.

Short-term borrowings, consisting of sweep accounts, were $1.0 million as of September 30, 2011, a decrease of $1.5 million, or 60.0%, from $2.5 million as of June 30, 2011. The decrease is attributable to the discontinuation of the sweep account product. At September 30, 2011, sweep accounts were secured by $2.5 million of letters of credit issued by the FHLB.

Liquidity

The following table is a summary of the liquidity the Bank had the ability to access as of September 30, 2011, in addition to traditional retail deposit products:

	(Dollars in thousands)
Brokered time deposits	$139,915	Subject to internal policy limitation of 25% of total assets
FHLB	93,646	Unused advance capacity subject to eligible and qualified collateral
Federal Reserve Bank Discount Window Borrower-in-Custody	723	Unused credit line subject to the pledge of indirect auto loans

Total Unused Borrowing Capacity	$234,284

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of an additional $2.4 million in FHLB stock would be required. At September 30, 2011, our banking subsidiary had $234.3 million of immediately accessible liquidity, defined as cash that could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 40% of total assets.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the FHLB and the Federal Reserve Borrower-in-Custody programdescribed above under “Borrowed Funds”. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The following table summarizes the outstanding junior subordinated notes as of September 30, 2011. This debt represents qualifying tier 1 capital for the Company, up to a maximum of 25% of total tier 1 capital. At September 30, 2011, 100% of the carrying balance of the junior subordinated notes qualified as tier 1 capital:

Affiliated Trusts	Carrying Amount	Principal Amount Due	Contractual Interest Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,728	$3,093	3.17%	March 30, 2034
NBN Capital Trust III	1,728	3,093	3.17%	March 30, 2034
NBN Capital Trust IV	4,536	10,310	2.19%	February 23, 2035

Total	$7,992	$16,496	2.56%

The annual interest expense, including the interest rate swap, on these notes is approximately $680,000 based on the current interest rates.

The Company paid $325 thousand to purchase two interest rate caps to hedge the risk of rising interest rates over the next five years for junior subordinated notes related to NBN Capital Trust II and NBN Capital Trust III. The $6 million notional value of the purchased caps covers the portion of the outstanding balance not owned by the Company. Each junior subordinated note has an adjustable interest rate indexed to three month LIBOR. The purchased caps’ three month LIBOR strike rate was 2.505%.

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

Total stockholders’ equity was $66.2 million and $65.0 million at September 30, 2011 and June 30, 2011. The change reflects net income for the quarter ended September 30, 2011, dividends paid on our common and preferred stock during the quarter, and the change in the net unrealized gain on securities during the quarter ended September 30, 2011. Book value per outstanding share was $17.66 at September 30, 2011 and $17.33 at June 30, 2011. Tangible book value per outstanding share was $16.14 at September 30, 2011 and $13.58 at June 30, 2011. The $2.56 per share increase in tangible book value during the quarter ended September 30, 2011 was due principally to the sale of the Company’s insurance agency business on August 1, 2011, which increased tangible equity by approximately $8.4 million or $2.40 per share. Tier 1 capital to total average assets of the Company was 11.85% as of September 30, 2011 and 10.35% at June 30, 2011.

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

FDICIA defines specific capital categories based on an institution’s capital ratios. To be considered “adequately capitalized” or better, regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Further, the Bank and Northeast is subject to capital commitments with the Federal Reserve that require higher minimum capital ratios, as discussed in Note 2 in the Notes to Unaudited Consolidated Statements. As of September 30, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized.

At September 30, 2011, the Company’s and Bank’s regulatory capital ratios are as follows:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2011:
Total capital to risk weighted assets:
Consolidated	$70,120	21.02%	$26,684	>8.0%	$	NA	NA
Bank	74,987	22.44%	26,731	>8.0%		33,413	>10.0%

Tier 1 capital to risk weighted assets:
Consolidated	69,411	20.81%	13,342	>4.0%		NA	NA
Bank	70,794	21.19%	13,365	>4.0%		20,048	>6.0%

Tier 1 capital to average assets:
Consolidated	69,411	11.85%	23,436	>4.0%		NA	NA
Bank	70,794	12.18%	23,250	>4.0%		29,063	>5.0%

June 30, 2011:

Total capital to risk weighted assets:
Consolidated	$61,860	18.99%	$26,061	>8.0%	$	NA	NA
Bank	66,956	20.43%	26,216	>8.0%		32,770	>10.0%

Tier 1 capital to risk weighted assets:
Consolidated	61,424	18.86%	13,030	>4.0%		NA	NA
Bank	62,842	19.18%	13,108	>4.0%		19,662	>6.0%

Tier 1 capital to average assets:
Consolidated	61,424	10.35%	23,736	>4.0%		NA	NA
Bank	62,842	10.69%	23,523	>4.0%		29,404	>5.0%

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

A summary of the amounts of the Company’s contractual obligations (amounts shown do not reflect fair value adjustments) and other commitments with off-balance sheet risk at September 30, 2011, follows:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
(Dollars in thousands)
FHLB advances	$42,500	$0	$20,000	$7,500	$15,000
Structured repurchase agreements	65,000	30,000	25,000	10,000	0
Junior subordinated notes	16,496	0	6,186	10,310	0
Capital lease obligation	2,019	166	358	451	1,044

Total long-term debt	126,015	30,166	51,544	28,261	16,044
Operating lease obligations (1)	1,709	767	498	297	147

Total contractual obligations	$127,724	$30,933	$52,042	$28,558	$16,191

Commitments with off-Balance Sheet Risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
(Dollars in thousands)
Commitments to extend credit (2)(4)	$4,835	$4,835	$0	$0	$0
Commitments related to loans held for sale (3)	7,179	7,179	0	0	0
Unused lines of credit (4)(5)	41,945	21,001	4,046	3,949	12,949
Standby letters of credit (6)	1,163	1,163	0	0	0

	$55,122	$34,178	$4,046	$3,949	$12,949

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial business loans.
(3)	Commitments for residential real estate loans that will be held for sale upon origination.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Bank has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2011 was negligible.

Results of Operations

General

As discussed earlier, the results of operations for the quarter ended September 30, 2011 (“successor period”) are not directly comparable to the quarter ended September 30, 2010 (“predecessor period”), due to the application of acquisition accounting in connection with the Merger on December 29, 2010. Nonetheless, in the discussion that follows we will compare, to the extent we believe appropriate and useful, results for the two quarters. While interest income and interest expense in the successor period have been significantly affected by Merger-related fair value adjustments, and are therefore difficult to compare to the predecessor period, most non-interest income and expense items were not affected by fair value adjustments, and are therefore more directly comparable.

For the quarter ended September 30, 2011, the Company earned net income of $529 thousand and net income available to common shareholders of $431 thousand or $0.12 per diluted share. The Company’s net income for period consisted of net income from discontinued operations of $1.1 million and a net loss from continuing operations of $594 thousand. During the quarter ended September 30, 2011, the Company sold the customer lists and certain fixed assets of its insurance agency business for $9.7 million, yielding a pre-tax gain of $1.5 million. Accordingly, the results of the Company’s insurance division have been reported as discontinued operations in the consolidated financial statements for the three months ended September 30, 2011 and 2010.

For the quarter ended September 30, 2010, the Company earned net income of $961 thousand and net income available to common shareholders of $900 thousand or $0.38 per diluted share. The Company’s net income for the period consisted of net income from discontinued operations of $77 thousand and net income from continuing operations of $884 thousand.

Including the results of discontinued operations, the return on average equity was 3.20% for three months ended September 30, 2011 compared to 7.40% for the three months ended September 30, 2010. The return on average assets was 0.36% for the three months ended September 30, 2011, compared to 0.61% for the three months ended September 30, 2010.

Net Interest Income

Net interest income for the three months ended September 30, 2011 includes amortization of the fair value adjustments to certain interest-bearing assets and liabilities recorded in connection with the Merger on December 29, 2010. This amortization accounts primarily for the change in loan yields and in time deposit and borrowed funds rates appearing in the yield/rate tables that follow, when contrasting current period results with those of the quarter ended September 30, 2010.

Net interest income for the three months ended September 30, 2011 was essentially unchanged, at $4.3 million, when compared to the same period in 2010. Interest income decreased by $1.6 million compared to the prior year period, primarily as a result of a change in earning asset mix, a significant reduction in the yield on securities, and balance sheet shrinkage, which resulted in a $39.6 million reduction in average earning assets. The effect of these factors was offset in part by the positive effect of the accretion of fair value adjustments on loans, recorded in connection with the Merger. Compared to the prior year quarter, average loans and securities declined by $73.1 million and $15.7 million, respectively, offset in part by a $49.0 million increase in low-yielding short-term investments. This reduction in assets was undertaken, in part, to increase the Company’s Tier 1 leverage ratio to greater than 10%, in connection with the Merger. The relatively high level of short-term liquidity on the balance sheet in the quarter ended September 30, 2011 reflects the Company’s intention to increase purchases of commercial loans by the Loan Acquisition and Servicing Group in the near term. The reduction in the yield on the securities portfolio (4.18% in the prior year period, 1.72% in the current quarter) reflects sales within the portfolio over the past nine months, recognition of gains and the repurchase of securities with shorter average lives and lower yields. The effect of these changes was offset in part by $355 thousand in accretion of fair value discount on loans recorded during the quarter. Overall, the yield on earning assets decreased by 0.83% when contrasted with the quarter ended September 30, 2010.

Interest expense decreased by $1.5 million compared to the prior year period, driven by a $57.1 million reduction in the average balances of interest-bearing liabilities and a 1.01% decrease in the average cost of funding. Funding costs were lower in part due to declines in market rates, which accounts for decreases in the cost of the Company’s non-maturity accounts, which declined in the aggregate by 0.33% when compared to the quarter ended September 30, 2010. The cost of time deposits and borrowed funds also decreased significantly, in part due to $915 thousand of accretion of fair value adjustments ($372 thousand for time deposits, $543 thousand for borrowed funds) during the quarter. In sum, despite the unfavorable change in asset mix, the reduction in balance sheet size, and the reduction in securities yield, the net positive accretion of fair value adjustments resulting from acquisition accounting in connection with the merger transaction allowed the net interest margin to increase to 3.09% for the quarter ended September 30, 2011 from 2.92% for the comparable period in Fiscal 2010.

	Successor Company (1)			Predecessor Company (2)
	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Q-T-D Inc.	Average Yield/ Rate	Average Balance	Q-T-D Inc.	Average Yield/ Rate (3)
	(Dollars in thousands)
Assets

Interest earning-assets:
Securities	$147,692	$639	1.72%	$163,405	$1,671	4.18%
Loans (4)(5)	316,248	5,137	6.44%	389,360	5,742	5.85%
Bank Regulatory stock	5,761	12	0.83%	5,486	9	0.65%
Short-term investments(6)	78,351	47	0.24%	29,354	12	0.16%

Total interest-earning assets	548,052	5,835	4.22%	587,605	7,434	5.05%

Total non-interest earning assets	41,729			38,284

Total assets	$589,781			$625,889

Liabilities & Net Worth:

Interest-bearing liabilities:
Now	$56,182	$69	0.49%	$52,458	$98	0.74%
Money market	45,981	51	0.44%	56,255	125	0.88%
Savings	33,439	26	0.31%	38,370	57	0.59%
Time	215,595	691	1.27%	201,801	1,243	2.44%

Total interest-bearing deposits	351,197	837	0.95%	348,884	1,523	1.73%
Short-term borrowings (7)	1,141	5	1.74%	46,627	171	1.46%
Borrowed funds (8)	114,886	546	1.89%	120,277	1,241	4.09%
Junior Subordinated Debentures	7,971	183	9.11%	16,496	173	4.16%

Total interest- earning liabilities	475,195	1,571	1.31%	532,284	3,108	2.32%

Total non-interest bearing liabilities:
Demand deposits and escrow accounts	44,553			36,674
Other liabilities	4,478			5,392

Total liabilities	524,226			574,350

Stockholders’ equity	65,555			51,539

Total liabilities and stockholders’ equity	$589,781			$625,889

Net interest income		$4,264			$4,326

Interest rate spread			2.91%			2.73%
Net yield on interest earning assets (9)			3.09%			2.92%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Yields are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(4)	Non-accruing loans are included in the computation of average balances, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(5)	Includes Loans Held-for-Sale.
(6)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(7)	Short-term borrowings include securities sold under repurchase agreements and sweep accounts.
(8)	Interest expense on borrowed funds includes $14 thousand and $39 thousand reported in discontinued operations in the Company’s consolidated statements of income for the three months ended September 30, 2011 and 2010, respectively.
(9)	The net yield on interest-earning assets is net interest income divided by total interest-earning assets.

Rate and volume variance analyses allocate the change in interest income and expense between the portion which is due to change in the rate earned or paid for specific categories of assets and liabilities and the portion which is due to changes in the average balance between the two periods. However, in our judgment, the successor and predecessor quarters ended September 30, 2011 and 2010, respectively, are not comparable due to the significant effect of acquisition accounting adjustments, and therefore no rate/volume variance analysis is provided for those periods.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2011 was $400 thousand, a decrease of $59 thousand, or 12.9%, compared to $459 thousand recorded for the three months ended September 30, 2010. The provision for loan losses for the current quarter reflects the fact that loans outstanding at the date of the Merger were marked to their then fair values, and the allowance for loan losses on that date was eliminated in accordance with the acquisition method of accounting. As such, the provision for loan losses was recorded based on estimates of inherent loss in the $23.5 million of new loans originated post-Merger, and for incremental reserves required for pre-Merger loans based on estimates of deteriorated credit quality post-Merger.

For the three months ended September 30, 2010, factors considered in recording the provision of $459 thousand included the following: the decrease in net loans during the three months ended September 30, 2010; that net charge-offs for the three months ended September 30, 2010 were virtually flat compared to the same period in 2009; the increase in net charge-offs of $145 thousand for the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010; a decrease in loan delinquency to 2.75% at September 30, 2010 compared to 2.84% at June 30, 2010 and 3.71% at September 30, 2009; an increase of $157 thousand in non-performing loans at September 30, 2010 compared to June 30, 2010; and the slight decrease in internally classified and criticized loans at September 30, 2010 compared to June 30, 2010.

The allowance as a percentage of outstanding loans was 0.22% at September 30, 2011, compared to 0.14% at June 30, 2011 and to 1.55% at September 30, 2010. See “Financial Condition” above and Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this report for a discussion of the allowance for loan losses and additional information on the factors affecting the provision for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2011 totaled $1.8 million, which was 14.3% or $297 thousand lower than the quarter ended September 30, 2010. This difference is due principally to a lower level of gains on sales of mortgage loans ($292 thousand), offset in part by an increase of $139 thousand in investment commissions. Gains realized on sales of mortgage loans depend in part on the market for loan refinance activity, a market that was stronger in the quarter ended September 30, 2010 than in the current quarter. Also during the period, the Company realized a net securities loss of $53 thousand on the sale of the Company’s remaining equity securities portfolio.

Noninterest Expense

Total noninterest expense increased by $1.9 million to $6.7 million for the quarter ended September 30, 2011, compared to $4.7 million incurred for the quarter ended September 30, 2010. This increase consists of the following components of significance: an $1.3 million thousand increase in compensation costs, the result of the addition of staff necessary to build out and launch the Company’s two new business initiatives, the Loan Acquisition and Servicing Group and the Affinity Online Deposit Program; a $336 thousand increase in intangible assets amortization, the result of acquisition accounting for the Merger; a $187 thousand increase in professional fees, principally comprised of staff recruiting and legal expenses associated with year-end financial and regulatory reporting requirements; a $171 thousand increase in occupancy and equipment expense, primarily associated with the cost of the Company’s Boston office, which houses most of the staff added since the Merger.

Discontinued Operations

The pre-tax gain on the sale of insurance assets (principally customer lists) was $1.5 million, an amount that is net of all expenses incurred in the transaction. Pre-tax income associated with discontinued operations totaled $186 thousand for the three months ended September 30, 2011, an increase of $68 thousand in comparison to the prior year period. The increase resulted principally from fewer full time employees, and therefore lower compensation costs, during the quarter ended September 30, 2011. See note 10 of the unaudited consolidated financial statements for additional information on discontinued operations.

Income Taxes

Including the results of discontinued operations, the effective tax rate was 26.3% for the quarter ended September 30, 2011, which reflects the non-taxability of BOLI income of $127 thousand. Including the results of discontinued operations, the effective tax rate was 30.8% for the quarter ended September 30, 2010, which reflects the non-deductibility of $72 thousand of merger expense, and the non-taxability of interest on municipal securities ($118 thousand) and BOLI income ($127 thousand).

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2011.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. Among other things, the Act exempted non-accelerated filers, such as the Company, from the requirements of the Sarbanes Oxley Act Section 404(b) (external auditor’s attestation of internal controls and financial reporting).

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the first quarter of our 2012 fiscal year that has materially affected, or in other factors that could affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and June 30, 2011; (ii) Consolidated Statements of Income for the three months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and June 30, 2011; (ii) Consolidated Statements of Income for the three months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.