Form 10-Q
period 2011-12-31
NORTHEAST BANCORP /ME/
filed 2012-02-14
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2012, the registrant had outstanding 3,312,173 shares of voting common stock, $1.00 par value per share and 195,351 shares of non-voting common stock, $1.00 par value per share.

Part I.	Financial Information		3
	Item 1.	Financial Statements (unaudited)	3
		Consolidated Balance Sheets December 31, 2011 and June 30, 2011	3

		Consolidated Statements of Income Three and Six Months Ended December 31, 2011 Three Days Ended December 31, 2010 89 Days Ended December 28, 2010 181 Days Ended December 28, 2010	4

		Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended December 31, 2011 Three Days Ended December 31, 2010 181 Days Ended December 28, 2010	6

		Consolidated Statements of Cash Flows Six Months Ended December 31, 2011 181 Days Ended December 28, 2010 Three Days Ended December 31, 2010	8

		Notes to Unaudited Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	46

	Item 4.	Controls and Procedures	46

Part II.	Other Information		47

	Item 1.	Legal Proceedings	47

	Item 1A.	Risk Factors	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3.	Defaults Upon Senior Securities	47

	Item 4.	[Removed and Reserved]	47

	Item 5.	Other Information	47

	Item 6.	Exhibits	47

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2011	June 30, 2011
Assets
Cash and due from banks	$3,005	$3,227
Short-term investments	55,358	80,704

Total cash and cash equivalents	58,363	83,931

Available-for-sale securities, at fair value	139,480	148,962
Loans held for sale	8,189	5,176

Loans
Residential real estate	98,129	95,417
Commercial real estate	162,999	117,761
Construction	1,280	2,015
Commercial business	19,210	22,225
Consumer	65,441	72,495

Total loans	347,059	309,913
Less: Allowance for loan losses	737	437

Loans, net	346,322	309,476

Premises and equipment, net	9,262	8,271
Acquired assets, net	837	690
Accrued interest receivable	1,761	1,244
Federal Home Loan Bank stock, at cost	4,889	4,889
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	5,012	13,133
Bank owned life insurance	14,047	13,794
Other assets	5,522	5,956

Total assets	$594,555	$596,393

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$43,682	$48,215
Savings and interest checking	87,356	89,804
Money market	43,353	48,695
Brokered time deposits	4,905	4,924
Certificates of deposit	221,728	209,480

Total deposits	401,024	401,118

Federal Home Loan Bank advances	43,684	43,922
Structured repurchase agreements	67,089	68,008
Short-term borrowings	1,744	2,515
Junior subordinated debentures issued to affiliated trusts	8,029	7,957
Capital lease obligation	1,994	2,075
Other borrowings	0	2,229
Other liabilities	5,091	3,615

Total liabilities	528,655	531,439

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at December 31, 2011 and June 30, 2011; liquidation preference of $1,000 per share	4	4
Voting common stock, $1.00 par value, 13,500,000 shares authorized; 3,312,173 issued and outstanding at December 31, 2011 and June 30, 2011, respectively	3,312	3,312
Non-voting common stock, $1.00 par value, 1,500,000 shares authorized 195,351 issued and outstanding at December 31, 2011 and June 30, 2011, respectively	195	195
Warrants to purchase common stock	406	406
Additional paid-in capital	49,982	49,700
Unearned restricted stock	(145)	(163)
Retained earnings	11,846	11,726
Accumulated other comprehensive income (loss)	300	(226)

Total stockholders’ equity	65,900	64,954

Total liabilities and stockholders’ equity	$594,555	$596,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Successor Company (1)			Predecessor Company (2)
	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Three Days Ended December 31, 2010	89 Days Ended December 28, 2010	181 Days Ended December 28, 2010
Interest and dividend income:
Interest on loans	$5,874	$11,011	$196	$5,468	$11,210
Interest and dividends on available-for-sale securities	541	1,180	45	1,439	3,111
Dividends on regulatory stock	21	33	0	9	18
Other interest and dividend income	36	83	1	28	39

Total interest and dividend income	6,472	12,307	242	6,944	14,378

Interest expense:
Deposits	836	1,673	42	1,273	2,796
Federal Home Loan Bank advances	258	516	15	451	918
Structured repurchase agreements	249	497	23	685	1,392
Short-term borrowings	3	8	6	205	376
Junior subordinated debentures issued to affiliated trusts	185	368	6	167	340
Obligation under capital lease agreements	25	51	1	27	55

Total interest expense	1,556	3,113	93	2,808	5,877

Net interest and dividend income before provision for loan losses	4,916	9,194	149	4,136	8,501
Provision for loan losses	134	534	0	453	912

Net interest and dividend income after provision for loan losses	4,782	8,660	149	3,683	7,589

Noninterest income:
Fees for other services to customers	370	710	14	331	698
Net securities gains	433	380	0	5	17
Gain on sales of residential loans	770	1,426	49	919	1,867
Gain on sale of commercial loan	203	203	0	0	0
Investment commissions	704	1,391	25	625	1,174
Bank-owned life insurance income	126	253	4	123	250
Bargain purchase gain	0	0	14,921	0	0
Other income	86	107	7	153	225

Total noninterest income	2,692	4,470	15,020	2,156	4,231

Noninterest expense:
Salaries and employee benefits	3,729	7,446	139	2,493	4,949
Occupancy and equipment expense	916	1,765	23	674	1,352
Professional fees	277	692	10	239	509
Data processing fees	289	563	8	273	521
Marketing expense	254	345	4	123	230
FDIC insurance premiums	122	239	5	170	346
Intangible asset amortization	337	673	0	0	0
Merger expense	0	0	3,050	23	94
Other	953	1,807	103	751	1,454

Total noninterest expense	6,877	13,530	3,342	4,746	9,455

Income (loss) from continuing operations before income tax expense (benefit)	597	(400)	11,827	1,093	2,365
Income tax expense (benefit)	179	(224)	(14)	310	698

Net income (loss) from continuing operations	$418	$(176)	$11,841	$783	$1,667

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

(Continued)

	Successor Company (1)			Predecessor Company (2)
	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Three Days Ended December 31, 2010	89 Days Ended December 28, 2010	181 Days Ended December 28, 2010
Discontinued operations:
Income (loss) from discontinued operations	$0	$186	$(10)	$(23)	$94
Gain on sale of discontinued operations	0	1,529	0	105	105
Income tax expense (benefit)	0	592	(4)	29	70

Net income (loss) from discontinued operations	0	1,123	(6)	53	129

Net income	$418	$947	$11,835	$836	$1,796

Net income available to common stockholders	$320	$751	$11,835	$777	$1,677

Weighted-average shares outstanding:
Basic	3,494,498	3,494,498	3,492,498	2,331,332	2,330,197
Diluted	3,511,994	3,494,498	3,588,756	2,358,647	2,354,385
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.09	$(0.11)	$3.38	$0.31	$0.66
Income from discontinued operations	0.00	0.32	0.00	0.02	0.06

Net income	$0.09	$0.21	$3.38	$0.33	$0.72

Diluted:
Income (loss) from continuing operations	$0.09	$(0.11)	$3.29	$0.31	$0.66
Income from discontinued operations	0.00	0.32	0.00	0.02	0.05

Net income	$0.09	$0.21	$3.29	$0.33	$0.71

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended December 31, 2011, December 31, 2010 and December 28, 2010

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Warrants to Purchase Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Predecessor Company (2)
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$0	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	0	0	0	0	0	0	0	1,796	0	1,796
Other comprehensive loss net of tax:
Unrealized loss on purchased interest rate caps and swap, net	0	0	0	0	0	0	0	0	(10)	(10)
Unrealized loss on available-for-sale securities, net	0	0	0	0	0	0	0	0	(1,863)	(1,863)

Total comprehensive loss										(77)
Dividends on preferred stock	0	0	0	0	0	0	0	(106)	0	(106)
Dividends on common stock at $0.09 per share	0	0	0	0	0	0	0	(419)	0	(419)
Stock options exercised	0	0	7,500	8	0	54	0	0	0	62
Accretion of preferred stock	0	0	0	0	0	16	0	(16)	0	0

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$0	$38,593	$2,473	$50,366

Successor Company (1)
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	$406	$33,685	$0	$0	$0	$36,427
Net income for three days ended December 31, 2010	0	0	0	0	0	0	0	11,835	0	11,835
Other comprehensive income net of tax:
Unrealized gain on available-for-sale securities, net	0	0	0	0	0	0	0	0	188	188

Total comprehensive income										12,023
Restricted stock award	0	0	13,026	13	0	168	(181)	0	0	0
Voting common stock issued	0	0	965,815	965	0	12,489	0	0	0	13,454
Non-voting common stock issued	0	0	195,351	195	0	2,526	0	0	0	2,721

Balance at December 31, 2010	4,227	$4	3,505,524	$3,505	$406	$48,868	$(181)	$11,835	$188	$64,625

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended December 31, 2011, December 31, 2010 and December 28, 2010

(Unaudited)

(Dollars in thousands, except per share data)

(Continued)

	Preferred Stock		Common Stock		Warrants to Purchase Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Successor Company (1)
Balance at June 30, 2011	4,227	$4	3,507,524	$3,507	$406	$49,700	$(163)	$11,726	$(226)	$64,954
Net income	0	0	0	0	0	0	0	947	0	947
Other comprehensive loss, net of tax:
Unrealized loss on purchased interest rate caps and swap, net	0	0	0	0	0	0	0	0	(123)	(123)
Unrealized gain on available-for-sale securities, net	0	0	0	0	0	0	0	0	649	649

Total comprehensive income										1,473
Dividends on preferred stock	0	0	0	0	0	0	0	(106)	0	(106)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	(631)	0	(631)
Stock-based compensation	0	0	0	0	0	192	18	0	0	210
Accretion of preferred stock	0	0	0	0	0	90	0	(90)	0	0

Balance at December 31, 2011	4,227	$4	3,507,524	$3,507	$406	$49,982	$(145)	$11,846	$300	$65,900

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Successor Company (1)		Predecessor Company (2)
	Six Months Ended December 31, 2011	Three Days Ended December 31, 2010	181 Days Ended December 28, 2010
Cash flows from operating activities:
Net income	$947	$11,835	$1,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	534	0	912
(Gain) loss on sale or impairment of repossessed collateral, net	(50)	0	91
Accretion of fair value adjustments on loans, net	(1,124)	0	0
Accretion of fair value adjustments on deposits, net	(716)	0	0
Accretion of fair value adjustments on borrowings, net	(1,088)	0	0
Originations of loans held for sale	(72,454)	(1,975)	(96,575)
Net proceeds from sales of loans held for sale	70,867	1,682	104,843
Gain on sales of loans held for sale	(1,426)	(49)	(1,867)
Proceeds from sale of commercial loan	711	0	0
Gain on sale of commercial loan	(203)	0	0
Amortization of intangible assets	742	6	344
Bank-owned life insurance income, net	(253)	(4)	(250)
Depreciation of premises and equipment	604	9	520
Loss (gain) on sale of premises and equipment	2	0	(6)
Net gain on sale of available-for-sale securities	(380)	0	(17)
Deferred income tax benefit	0	0	(313)
Stock-based compensation	210	0	0
Gain on sale of insurance business	(1,529)	0	(104)
Net amortization of securities	843	0	89
Bargain purchase gain	0	(14,921)	0
Changes in other assets and liabilities:
Interest receivable	(517)	82	121
Decrease in prepaid FDIC assessment	323	0	120
Other assets and liabilities	372	(1,201)	33

Net cash (used in) provided by operating activities	(3,585)	(4,536)	9,737

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	49,053	0	173
Purchases of available-for-sale securities	(51,274)	0	(19,001)
Proceeds from maturities and principal payments on available-for-sale securities	12,223	0	26,806
Loan purchases	(51,662)	0	0
Loan originations and principal collections, net	14,141	386	14,292
Purchases of premises and equipment	(1,754)	(90)	(503)
Proceeds from sales of premises and equipment	0	0	36
Proceeds from sales of repossessed collateral	660	0	217
Proceeds from sale of assets of insurance division	9,726	0	147

Net cash (used in) provided by investing activities	(18,887)	296	22,167

Cash flows from financing activities:
Net increase (decrease) in deposits	622	2,658	(9,580)
Net (decrease) increase in short-term borrowings	(771)	(1,009)	16,875
Dividends paid on preferred stock	(106)	0	(106)
Dividends paid on common stock	(631)	0	(419)
Issuance of common stock	0	16,175	62
Repayment of other borrowings	(2,129)	0	(496)
Repayment of capital lease obligation	(81)	0	(77)

Net cash (used in) provided by financing activities	(3,096)	17,824	6,259

Net (decrease) increase in cash and cash equivalents	(25,568)	13,584	38,163
Cash and cash equivalents, beginning of period	83,931	58,598	20,435

Cash and cash equivalents, end of period	$58,363	$72,182	$58,598

Supplemental schedule of cash flow information:
Interest paid	$4,985	$356	$5,800
Income taxes paid, net	254	0	846
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to acquired assets	$757	$0	$124
Transfer from acquired assets to loans	0	0	143

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2011

1.	Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at December 31, 2011; the results of operations for the three and six-month periods ended December 31, 2011, the three days ended December 31, 2010, and the 89 and 181 days ended December 28, 2010; the changes in stockholders’ equity for the six-month period ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010; the cash flows for the six-month period ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010. Operating results for the three and six-month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“Fiscal 2011”) filed with the Securities and Exchange Commission.

2.	Merger Transaction

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former stockholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

Identify the Accounting Acquirer: FHB was identified as the accounting acquirer. FHB, which was incorporated on March 9, 2009, acquired a controlling financial interest of approximately 60% of the Successor Company’s total outstanding voting and non-voting common stock in exchange for contributed capital and cash consideration.

In the evaluation and identification of FHB as the accounting acquirer, it was concluded that FHB was a substantive entity involved in significant pre-merger activities, including the following: raising capital; incurring debt; incurring operating expenses; leasing office space; hiring staff to develop the surviving company’s business plan; retaining professional services firms; and identifying acquisition targets and negotiating potential transactions, including the merger.

Determine the Acquisition Date: December 29, 2010, the closing date of the merger, was the date that FHB gained control of the combined entity.

Recognize assets acquired and liabilities assumed: Because neither Northeast Bancorp, the Predecessor Company (the acquired company), nor FHB (the accounting acquirer) exist as separate entities after the merger, a new basis of accounting at fair value for the Successor Company’s assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). The Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

As a result of application of the acquisition method of accounting to the Successor Company’s balance sheet, the Successor Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements.

As a result of the transaction, the Company committed to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Maine Bureau of Financial Institutions (the “Bureau”), to, among other things, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company’s loans with core deposits, and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company is currently in compliance with all commitments to the Federal Reserve and the Bureau.

3.	Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated. The Company’s “originated portfolio” consists of loans originated before and after the Merger. The Company’s “purchased portfolio” consists of loans acquired subsequent to the Merger through its Loan Acquisition and Servicing Group (“LASG”).

	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Loans:
Originated portfolio:
Residential real estate	$94,556	$95,417
Commercial real estate	115,102	117,124
Construction	1,280	2,015
Commercial business	19,210	22,225
Consumer (1)	65,441	72,495

Total originated portfolio	295,589	309,276

Purchased portfolio:
Commercial real estate	47,897	637
Residential real estate	3,573	0

Total purchased portfolio	51,470	637

Total loans	347,059	309,913
Less: Allowance for loan losses	737	437

Loans, net	$346,322	$309,476

(1)	Consumer loans include home equity loans and lines totaling $45.9 million and $50.1 million at December 31, 2011 and June 30, 2011, respectively.

In the fourth quarter of Fiscal 2011, the Company launched its loan acquisition and servicing business, which operates at the Company’s office in Boston, Massachusetts. Through the LASG, the Company purchases loans originated throughout the United States that are secured by commercial real estate, multi-family residential real estate and other business assets. These loans are generally purchased at a discount from the loan’s unpaid principal balance from sellers in the financial services industry or government agencies. From the date of inception through December 31, 2011, the LASG had purchased loans with principal balances at acquisition totaling $64.3 million, for an aggregate purchase price of $52.3 million. The Company intends to continue to grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

The Company’s community bank loan origination activities are predominantly conducted in south-central and western Maine and south-eastern New Hampshire. In its Maine and New Hampshire market areas, the Company originates single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multi-family properties, commercial real estate properties, and for land development. The majority of loans originated by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial business and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and/or the general economy.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the loan is well secured by collateral and in process of collection. The determination of past due status is based on the contractual terms of the loan. In all cases, the Company ceases the accrual of interest if the Company considers collection of principal or interest to be doubtful. All interest accrued but not collected for loans that are placed on nonaccrual are reversed against interest income. The interest on these loans is accounted for on a cash or cost recovery basis, until the loan qualifies for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans purchased by the Company are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The Company has elected to account for all purchased loans under ASC 310-30, including those with insignificant or no credit deterioration. At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not generally assumed in determining a purchased loan’s effective interest rate and income accretion.

The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Purchased credit impaired (“PCI”) loans are defined as those loans acquired with evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.

The following table presents a summary of PCI loans purchased during the six months ended December 31, 2011.

Commercial Real Estate and Commercial Business
(Dollars in thousands)
Contractually required payments receivable	$10,064
Nonaccretable difference	(2,958)

Cash flows expected to be collected	7,106
Accretable yield	(3,122)

Fair value of loans acquired	$3,984

The following table presents a summary of PCI loans acquired through the Merger on December 29, 2010.

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
	(Dollars in thousands)
Contractually required payments receivable	$4,148	$4,977	$9,125
Nonaccretable difference	(1,282)	(1,893)	(3,175)

Cash flows expected to be collected	2,866	3,084	5,950
Accretable yield	(958)	(344)	(1,302)

Fair value of PCI loans acquired	$1,908	$2,740	$4,648

Changes in the accretable yield related to PCI loans during the three and six months ended December 31, 2011 follow.

	Three Months Ended December 31, 2011
	Acquired through Merger	Purchased	Total
	(Dollars in thousands)
Beginning balance	$209	$2,951	$3,160
Accretion	(208)	(488)	(696)
Acquisitions	0	95	95
Reclassifications from nonaccretable difference	361	210	571
Disposals and transfers	(121)	(614)	(735)

End balance	$241	$2,154	$2,395

	Six Months Ended December 31, 2011
	Acquired through Merger	Purchased	Total
	(Dollars in thousands)
Beginning balance	$373	$0	$373
Accretion	(372)	(564)	(936)
Acquisitions	0	3,122	3,122
Reclassifications from nonaccretable difference	361	210	571
Disposals and transfers	(121)	(614)	(735)

End balance	$241	$2,154	$2,395

The following table provides information related the unpaid principal balance and carrying amounts of PCI loans.

	December 31, 2011			June 30, 2011
	Acquired through Merger	Purchased	Total	Acquired through Merger	Purchased	Total
	(Dollars in thousands)			(Dollars in thousands)
Unpaid principal balance of PCI loans	$4,698	$5,844	$10,542	$7,110	$937	$8,047

Carrying amount of PCI loans	$2,864	$3,093	$5,957	$4,228	$637	$4,865

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated periodically based upon management’s review of available information, including, but not limited to, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan quality reviews, its experience and evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (including home equity loans), commercial real estate, commercial business, and consumer. The Company currently considers its loss experience subsequent to the Merger in its quantitative historical loss analysis. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. Further, the Company considers qualitative information, including certain experience of the Predecessor Company, in determining its average loss factor for purposes of Company’s allowance for loan losses. Qualitative factors considered in the Company’s analysis include: levels/trends in delinquencies and substandard loans; trends in volumes and terms of loans; effects of changes in risk rating and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and regional economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three or six months ended December 31, 2011.

The qualitative factors are determined based on the various risk characteristic of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment. For purposes of the Company’s allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

Commercial real estate: Loans in this segment are primarily income-producing properties. For owner-occupied properties, the cash flows are derived from an operating business, and the underlying cash flows may be adversely affected by deterioration in the financial condition of the operating business. The underlying cash flows generated by non-owner occupied properties may be adversely affected by increased vacancy rates. Management periodically obtains rent rolls, with which it monitors the cash flows of these loans. Adverse developments in either of these areas will have an adverse effect on the credit quality of this segment.

Commercial business: Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows of the business. Weak national or regional economic conditions, and a resultant decrease in consumer or business spending, will have an adverse effect on the credit quality of this segment.

Consumer: Loans in this segment are generally secured, and repayment is dependent on the credit quality of the individual borrower. Repayment of consumer loans is generally based on the earnings of individual borrowers, which may be adversely impacted by regional labor market conditions.

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at date of purchase that may have some credit deterioration since origination. Repayment of these loans is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all loans modified in troubled debt restructurings are individually reviewed for impairment.

For all segments except the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to decreases in interest rate indices. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). The Company considers all loans identified as being modified in a TDR as impaired loans. By policy, the Company does not remove TDRs from impairment classification. There were no loans modified in a TDR during the three or six months ended December 31, 2011. At December 31, 2011, there were no material payment defaults of loans previously modified in a TDR during the preceding six months. At December 31, 2011 and June 30, 2011, TDRs totaled $955 thousand and $1.1 million, respectively.

The following table sets forth activity in the Successor Company’s allowance for loan losses by portfolio segment.

Three months ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial Business	Purchased (1)	Consumer	Total
	(Dollars in thousands)
Beginning balance	$124	$114	$418	$0	$54	$710
Provision (benefit)	33	33	(191)	0	259	134
Recoveries	1	0	12	0	13	26
Charge-offs	(33)	0	(8)	0	(92)	(133)

End balance	$125	$147	$231	$0	$234	$737

Six months ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial Business	Purchased (1)	Consumer	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$0	$18	$437
Provision (benefit)	147	24	(33)	0	396	534
Recoveries	1	0	34	0	28	63
Charge-offs	(57)	(24)	(8)	0	(208)	(297)

End balance	$125	$147	$231	$0	$234	$737

(1)	Purchased loans included above include commercial real estate, commercial business, and commercial loans secured by residential real estate. The Company separately analyzes loans purchased by the LASG from other segments in determining the allowance for loan losses. There have been no charge-offs or reductions in the cash flow estimates made at the time of loan acquisition in the Company’s purchased loan portfolio. As a result, no provision has been made for potential losses related to such loans from inception of the Company’s LASG through December 31, 2011.

The following table sets forth activity in the Predecessor Company’s allowance for loan losses. There was no activity in the Successor Company’s allowance for loan losses during the three days ended December 31, 2010.

	89 Days Ended December 28, 2010	181 Days Ended December 28, 2010
	(Dollars in thousands)
Beginning balance	$5,862	$5,806
Provision	453	912
Recoveries	92	108

	6,407	6,826
Charge-offs	(440)	(859)
End balance	$5,967	$5,967

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2011
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$0	$64	$224	$0	$288
Collectively evaluated	125	83	7	234	449
Purchased (1)	0	0	0	0	0

Total	$125	$147	$231	$234	$737

Loans:
Individually evaluated	$542	$2,601	$1,119	$0	$4,262
Collectively evaluated	140,876	112,757	18,091	19,603	291,327
Purchased (1)	3,573	47,897	0	0	51,470

Total	$144,991	$163,255	$19,210	$19,603	$347,059

	June 30, 2011
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$0	$119	$196	$0	$315
Collectively evaluated	34	28	42	18	122
Purchased (1)	0	0	0	0	0

Total	$34	$147	$238	$18	$437

Loans:
Individually evaluated	$0	$1,221	$1,922	$0	$3,143
Collectively evaluated	146,585	116,810	20,303	22,435	306,133
Purchased (1)	0	637	0	0	637

Total	$146,585	$118,668	$22,225	$22,435	$309,913

(1)	Expected cash flows from individual purchased loans are reviewed quarterly by the Company. Post acquisition, the effect of a decline in expected cash flows is recorded through the allowance for loan losses as a specific allocation.

The following table sets forth information regarding impaired loans. The recorded investment in impaired loans includes discounts or premiums from acquisition through purchase or merger. Interest income recognized includes interest received or accrued based on loan principal and contractual interest rates; amounts do not include accretion or amortization of acquisition discounts or premiums as such amounts related to impaired loans are insignificant. Loans acquired with deteriorated credit quality that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	As of December 31, 2011			For the three months ended December 31, 2011		For the six months ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)		(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential 1-4 family	$542	$602	$0	$271	$7	$181	$8
Commercial real estate	2,414	2,648	0	1,549	37	1,148	58
Commercial business	479	792	0	340	1	578	5

Total	3,435	4,042	0	2,160	45	1,907	71

Impaired loans with a valuation allowance:
Residential 1-4 family	0	0	0	73	0	49	0
Commercial real estate	187	219	64	268	3	469	3
Commercial business	640	672	224	678	0	741	0

Total	827	891	288	1,019	3	1,259	3

Total impaired loans	$4,262	$4,933	$288	$3,179	$48	$3,166	$74

	As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$348	$348	$0
Commercial business	1,054	1,054	0

Total	1,402	1,402	0

Impaired loans with a valuation allowance:
Commercial real estate	873	873	119
Commercial business	868	868	196

Total	1,741	1,741	315

Total impaired loans	$3,143	$3,143	$315

The following is a summary of past due and non-accrual loans:

	December 31, 2011
	30-59 Days	60-89 Days	Past Due 90 Days or More- Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Residential real estate:
Residential 1- 4 family	$315	$704	$0	$2,787	$3,806	$90,752	$94,556	$3,264
Residential 1- 4 family - purchased	0	0	0	0	0	3,573	3,573	0
Home equity	217	32	0	153	402	45,434	45,836	182
Commercial real estate	492	0	0	441	933	114,169	115,102	1,998
Commercial real estate - purchased	0	0	0	0	0	47,897	47,897	0
Construction	0	0	0	0	0	1,280	1,280	0
Commercial business	363	0	0	921	1,284	17,926	19,210	1,119
Consumer	829	371	0	326	1,526	18,077	19,605	329

Total	$2,216	$1,107	$0	$4,628	$7,951	$339,108	$347,059	$6,892

	June 30, 2011
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Residential real estate:
Residential 1- 4 family	$257	$1,021	$0	$1,779	$3,057	$92,360	$95,417	$2,195
Home equity	117	0	0	89	206	49,854	50,060	205
Commercial real estate	0	492	0	934	1,426	115,698	117,124	3,601
Commercial real estate - purchased	0	0	0	0	0	637	637	0
Construction	0	0	0	121	121	1,893	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	0	508	1,412	21,024	22,435	527

Total	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

Credit Quality Indicators

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

Loans rated 8: Loans in this category are considered “loss” and of such little value that their continuance as loans is not warranted. There were no loans rated 8 at December 31, 2011 or June 30, 2011.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction, and commercial business loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company’s recorded investment in that loan, which may be significantly lower than the loan’s unpaid principal balance.

The following tables present the Company’s loans by risk rating.

	December 31, 2011
	Commercial Real Estate	Commercial Real Estate - Purchased	Commercial Business	Construction
	(Dollars in thousands)
Loans rated 1- 4	$108,612	$47,897	$17,540	$735
Loans rated 5	2,056	0	400	0
Loans rated 6	4,434	0	1,270	0
Loans rated 7	0	0	0	0

	$115,102	$47,897	$19,210	$735

	June 30, 2011
	Commercial Real Estate	Commercial Real Estate - Purchased	Commercial Business	Construction
	(Dollars in thousands)
Loans rated 1- 4	$106,717	$637	$18,201	$2,015
Loans rated 5	3,133	0	1,169	0
Loans rated 6	7,274	0	2,855	0
Loans rated 7	0	0	0	0

	$117,124	$637	$22,225	$2,015

4.	Securities Available-for-Sale

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	December 31, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$45,845	$45,925	$48,827	$48,737
Mortgage-backed securities issued by government agencies	92,813	93,555	99,637	99,558
Equity securities	0	0	193	216
Trust preferred securities	0	0	466	451

	$138,658	$139,480	$149,123	$148,962

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	December 31, 2011		June 30, 2011
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$81	$1	$7	$97
Mortgage-backed securities issued by government agencies	743	1	212	291
Equity securities	0	0	23	0
Trust preferred securities	0	0	8	23

	$824	$2	$250	$411

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended	Three Months Ended	Three Months Ended
Successor Company	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Three Days Ended December 31, 2010
	(Dollars in thousands)
Gross realized gains	$433	$447	$0
Gross realized losses	0	(67)	0

Net security gains	$433	$380	$0

	Three Months Ended	Three Months Ended	Three Months Ended
Predecessor Company	89 Days Ended December 28, 2010	181 Days Ended December 31, 2010
	(Dollars in thousands)
Gross realized gains	$5	$17
Gross realized losses	0	0

Net security gains	$5	$17

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2011:
Debt securities issued by U.S. Government-sponsored enterprises	$2,999	$1	$0	$0	$2,999	$1
Mortgage-backed securities issued by government agencies	2,625	1	0	0	2,625	1

	$5,624	$2	$0	$0	$5,624	$2

	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011:
Debt securities issued by U.S. Government-sponsored enterprises	$46,130	$97	$0	$0	$46,130	$97
Mortgage-backed securities issued by government agencies	51,367	291	0	0	51,367	291
Trust preferred securities	174	23	0	0	174	23

	$97,671	$411	$0	$0	$97,671	$411

There were no other-than-temporary impairment losses on securities during the three or six months ended December 31, 2011. There were no other-than-temporary impairment losses on securities for the three days ended December 31, 2010, nor the 89 or 181 days ended December 28, 2010.

At December 31, 2011, the Company had two available-for-sale securities with continuous unrealized losses for less than twelve months, representing aggregate depreciation from amortized cost of less than 1%. At December 31, 2011, all of the Company’s available-for-sale securities were issued by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at December 31, 2011 is attributable to changes in interest rates.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$45,845	$45,925
Due after five years through ten years	0	0
Due after ten years	0	0

	45,845	45,925
Mortgage-backed securities	92,813	93,555

	$138,658	$139,480

5.	Stock-Based Compensation

A summary of the stock option activity for the six months ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	764,549	$14.05
Granted	0	0
Exercised	0	0
Forfeited	(8,500)	13.10

Outstanding and at end of period	756,049	$14.06

Exercisable	90,898	$14.04

The following table summarizes information about stock options outstanding at December 31, 2011.

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
$13.93	594,039	9.0 years	$0	74,698	9.0 years	$0
14.52	162,010	9.0 years	0	16,200	9.0 years	0

14.06	756,049	9.0 years	0	90,898	9.0 years	0

At December 31, 2011, all unvested stock options outstanding are expected to vest.

On December 29, 2010, the Company granted 13,026 shares of the Company’s restricted stock to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award has been determined to have a fair value of $13.93 per share based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013. At December 31, 2011, no restricted common shares were vested. All restricted common shares are expected to vest.

At December 31, 2011, performance-based stock appreciation rights (“SARs”) with underlying shares of non-voting common stock totaling 81,006 were outstanding. As of December 31, 2011, the Company has accrued the maximum liability payable under the SAR grant, which equates to $0.59 per share, or a total of $48 thousand. The SARs expire in December of 2020.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows for the fiscal years ending June 30:

	January – June 2012	2013	2014	2015	2016	2017	Total
	(Dollars in thousands)
Stock options	$192	$384	$370	$351	$221	$48	$1,566
Restricted stock	18	36	36	36	18	0	144

	$210	$420	$406	$387	$239	$48	$1,710

At December 31, 2011, the Company had outstanding a warrant to purchase 67,958 shares of common stock issued to the U.S. Department of the Treasury (the “Treasury”) on December 12, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program on December 12, 2008. The warrant has an exercise price of $9.33 per share and expires on December 12, 2018. The warrant is recorded as a permanent component of stockholders’ equity in accordance with ASC 815, Derivatives and Hedging. At December 31, 2011, the intrinsic value of the warrant was $222 thousand.

6.	Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”) to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The NBIG office in Berwick, Maine, which operates under the name of Spence & Matthews, was acquired by Bradley Scott, previously a member of NBIG’s senior management team. The sale gain, net of income taxes, combined with the elimination of customer list and non-compete intangibles increased tangible equity by approximately $8.4 million. The following is a summary of the sale transactions.

(Dollars in thousands)
Sale proceeds	$9,726
Less:
Customer lists and other intangible assets, net	7,379
Fixed assets, net of accumulated depreciation	157
Severance and other direct expenses	661

Pre-tax gain recognized	$1,529

Operations associated with NBIG for the periods presented have been classified as discontinued operations in the accompanying consolidated statements of income. The Company has eliminated all intercompany transactions in presenting discontinued operations for each period. Insurance commissions associated with NBIG were $965 thousand for the six months ended December, 2011, all of which was recognized in the first quarter of the fiscal year ending June 30, 2012 (“Fiscal 2012”). Insurance commissions were $37 thousand for the three days ended December 31, 2010 and $1,221 and $2,661 thousand for the 89 and 181 days ended December 28, 2010, respectively. Intangible and fixed assets associated with discontinued operations totaled approximately $7.4 million and $160 thousand, respectively, at June 30, 2011. In connection with the transaction, the Company repaid borrowings associated with NBIG totaling $2.1 million.

NBIG had previously sold customer lists and certain fixed assets of its agency offices in Jackman, Maine to Worldwide Risk Management, Inc. on December 22, 2010; in Rangeley, Maine to Morton & Furbish Insurance Agency on January 31, 2010; and in Mexico, Maine to UIG, Inc. on December 31, 2009.

7.	Earnings Per Share (EPS)

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

	Successor Company			Predecessor Company
	Three months ended December 31, 2011	Six months ended December 31, 2011	Three days ended December 31, 2010	89 days ended December 28, 2010	181 days ended December 28, 2010
	(Dollars in thousands, except share and per share data)			(Dollars in thousands, except share and per share data)
Net income (loss) from continuing operations	$418	$(176)	$11,841	$783	$1,667
Preferred stock dividends	(53)	(106)	0	(51)	(104)
Accretion of preferred stock	(45)	(90)	0	(8)	(15)

Net income (loss) from continuing operations available to common shareholders	$320	$(372)	$11,841	$724	$1,548
Undistributed earnings (loss) of continuing operations allocated to participating securities	1	(1)	(44)	0	0

Net income from continuing operations allocated to common shareholders	$319	$(371)	$11,797	$724	$1,548

Net income (loss) from discontinued operations available to common shareholders	$0	$1,123	$(6)	$53	$129
Undistributed earnings (loss) of discontinued operations allocated to participating securities	0	4	0	0	0

Net income (loss) from discontinued operations allocated to common shareholders	$0	$1,119	$(6)	$53	$129

Weighted average shares used in calculation of basic earnings per share	3,494,498	3,494,498	3,492,498	2,331,332	2,330,197
Incremental shares from assumed exercise of dilutive securities	17,496	0	96,258	27,315	24,188

Weighted average shares used in calculation of diluted earnings per share	3,511,994	3,494,498	3,588,756	2,358,647	2,354,385

Earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.11)	$3.38	$0.31	$0.67
Income from discontinued operations	0.00	0.32	0.00	0.02	0.05

Earnings per common share	$0.09	$0.21	$3.38	$0.33	$0.72

Diluted earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.11)	$3.29	$0.31	$0.66
Income from discontinued operations	0.00	0.32	0.00	0.02	0.05

Diluted earnings per common share	$0.09	$0.21	$3.29	$0.33	$0.71

756,049 stock options were anti-dilutive and excluded from the calculation of dilutive earnings per share for the three and six months ended December 31, 2011. 67,958 shares issuable upon the exercise of the warrant issued to the Treasury were anti-dilutive during the six months ended December 31, 2011 due to the Company’s loss from continuing operations.

8.	Fair Value Measurements

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including in periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.

ASC 820 defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Valuation techniques – There have been no changes in the valuation techniques used during the current period.

Cash and cash equivalents – The fair value of cash, due from banks, interest bearing deposits and Federal Home Loan Bank (“FHLB”) overnight deposits approximates their relative book values, as these financial instruments have short maturities.

Available-for-sale securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

FHLB and Federal Reserve stock – The carrying value of FHLB stock and Federal Reserve stock approximates fair value based on redemption provisions of the FHLB and the Federal Reserve.

Loans – Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

Valuations of impaired loans are determined by reviewing collateral values or through discounted cash flow analyses using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are developed using available market information and historical information.

Loans held-for-sale – The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

Interest receivable – The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than ninety days. Therefore, this financial instrument has been adjusted for estimated credit loss.

Repossessed collateral – The fair values of other real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore repossessed collateral may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are observable, they are classified as Level 2.

Derivative financial instruments – The valuation of the Company’s interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.

The fair value of derivative loan commitments and forward loan sale agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2. The fair value of such instruments was nominal at each date presented.

Deposits – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company’s net assets could increase.

Borrowings – The fair value of the Company’s borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments – Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no significant transfers between Levels I, II, and III during the periods presented.

	$45,925	$45,925	$45,925	$45,925
	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2011
Assets
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$45,925	$0	$45,925	$0
Mortgage-backed securities issued by government agencies	93,555	0	93,555	0
Other assets – interest rate caps	10	0	10	0
Liabilities
Other liabilities - interest rate swap	$611	$0	$0	$611

	$48,737	$48,737	$48,737	$48,737
	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2011
Assets
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$48,737	$0	$48,737	$0
Mortgage-backed securities issued by government agencies	99,558	0	99,558	0
Equity securities	216	216	0	0
Trust preferred securities	451	451	0	0
Other assets – interest rate caps	46	0	46	0
Liabilities
Other liabilities - interest rate swap	$503	$0	$0	$503

The following table shows the change in the fair value of derivative financial instruments measured on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended	Three Months Ended	Three Months Ended
Successor Company	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Three Days Ended December 31, 2010
	(Dollars in thousands)
Beginning balance	$669	$503	$577
Unrealized gain (loss)	58	(108)	0

Ending balance	$611	$611	$577

	Three Months Ended	Three Months Ended	Three Months Ended
Predecessor Company	89 Days Ended December 28, 2010	181 Days Ended December 28, 2010
	(Dollars in thousands)
Beginning balance	$655	$413
Unrealized gain (loss)	(239)	3

Ending balance	$416	$416

Assets measured at fair value on a nonrecurring basis are summarized below. There were no significant transfers between Levels I, II, and III during the periods presented.

	$1,426	$1,426	$1,426	$1,426
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2011:
Impaired loans	$539	$0	$0	$539
Repossessed collateral	593	0	0	593

	$1,426	$1,426	$1,426	$1,426
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2011:
Impaired loans	$1,426	$0	$0	$1,426
Repossessed collateral	690	0	0	690
Premises	361	0	0	361

The following table presents the estimated fair value of the Company’s financial instruments.

	December 31, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$58,363	$58,363	$83,931	$83,931
Available-for-sale securities	139,480	139,480	148,962	148,962
Regulatory stock (FHLB and Federal Reserve)	5,760	5,760	5,760	5,760
Loans held for sale	8,189	8,189	5,176	5,209
Loans, net	346,322	357,463	309,476	316,361
Accrued interest receivable	1,761	1,761	1,244	1,244
Other assets – interest rate caps	10	10	46	46

Financial liabilities:
Deposits (with no stated maturity)	174,391	174,391	186,714	186,714
Time deposits	226,633	226,633	214,404	216,767
FHLB advances	43,684	46,089	43,922	45,465
Structured repurchase agreements	67,089	68,367	68,008	69,364
Other borrowings	0	0	2,229	2,280
Short-term borrowings	1,744	1,744	2,515	2,515
Capital lease obligation	1,994	2,289	2,075	2,306
Junior subordinated debentures issued to affiliated trusts	8,029	8,272	7,957	7,979
Other liabilities – interest rate swaps	611	611	503	503

9.	Derivatives and Hedging Activities

The Company has stand alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and a swap agreement that derives its value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as derivative assets and derivative liabilities.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company uses long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments. To meet this objective, management entered into interest rate caps whereby the Company receives variable interest payments above a specified interest rate and swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

The Company purchased two interest rate caps for $325 thousand, which expire on September 30, 2014. The swap agreement provides for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
December 31, 2011:
Notional amount	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.05%
Strike rate based on three month LIBOR	2.51%
Weighted average maturity in years	2.75	3.17
Unrealized loss	$72	$296

	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
June 30, 2011:
Notional amount	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.23%
Strike rate based on three month LIBOR	2.51%
Weighted average maturity in years	3.25	3.67
Unrealized loss	$45	$137

During the three and six months ended December 31, 2011, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the three and six months ended December 31, 2011 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness. No amounts were reclassified to interest expense during the Fiscal 2012 or 2011 periods presented as a result of hedge ineffectiveness.

The following sets forth the fair values and location of derivatives designated as hedging instruments.

December 31, 2011
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$10

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$611

June 30, 2011
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$46

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$503

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. Collateral required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At December 31, 2011, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap.

10.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	$000	$000	$000	$000	$000	$000
Successor Company	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Unrealized holding (losses) gains on available-for-sale securities	$(273)	$(93)	$(180)	$1,363	$463	$900
Less: Realized gains on available-for-sale securities	433	147	286	380	129	251

Unrealized (losses) gains on available-for-sale securities, net	(706)	(240)	(466)	983	334	649
Unrealized gains (losses) on cash flow hedges	34	11	23	(186)	(63)	(123)

Total other comprehensive (loss) income	$(672)	$(229)	$(443)	$797	$271	$526

	Three Days Ended December 31, 2010
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Unrealized holding gains on available-for-sale securities	$285	$97	$188
Less: Realized gains on available-for-sale securities	0	0	0

Unrealized gains on available-for-sale securities, net	285	97	188
Unrealized gains on cash flow hedges	0	0	0

Total other comprehensive income	$285	$97	$188

Predecessor Company	89 Days Ended December 28, 2010			181 Days Ended December 28, 2010
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Unrealized holding losses on available-for-sale securities	$(2,503)	$(851)	$(1,652)	$(2,806)	$(954)	$(1,852)
Less: Realized gains on available-for-sale securities	5	2	3	17	6	11

Unrealized losses on available-for-sale securities, net	(2,508)	(853)	(1,655)	(2,823)	(960)	(1,863)
Unrealized gains (losses) on cash flow hedges	286	97	189	(16)	(6)	(10)

Total other comprehensive (loss) income	$(2,222)	$(756)	$(1,466)	$(2,839)	$(966)	$(1,873)

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Unrealized gain (loss) on available-for-sale securities	$822	$(160)
Tax effect	(279)	54

Net-of-tax amount	543	(106)

Unrealized loss on cash flow hedges	(368)	(182)
Tax effect	125	62

Net-of-tax amount	(243)	(120)

Accumulated other comprehensive income (loss)	$300	$(226)

11.	Troubled Asset Relief Capital Purchase Program

On December 12, 2008, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued 4,227 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 67,958 shares of the Company’s common stock for an purchase price of $634 thousand (the “TARP Warrant”) to the U.S. Department of the Treasury (the “Treasury”).

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until December 12, 2013. Thereafter, the dividend rate will increase to 9% per annum. On and after December 12, 2013, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed, in whole or in part, at any time and from time to time, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the Series A Preferred Stock. Any redemption of a share of Series A Preferred Stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends and the Series A Preferred Stock may be redeemed without regard to whether the Company has replaced such funds from any other source, or to any waiting period.

The TARP Warrant is exercisable at $9.33 per share at any time on or before December 12, 2018. The number of shares of the Company’s common stock issuable upon exercise of the TARP Warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the TARP Warrant. Neither the Series A Preferred Stock nor the TARP Warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the Warrant with respect to, or exercise the TARP Warrant for, more than one-half of the shares of common stock underlying the TARP Warrant prior to the date on which the Company has received aggregate gross proceeds of not less than $4.2 million from one or more qualified equity offerings.

12.	Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. For public entities, this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main provisions in this amendment remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update are a result of the work by the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for these amendments to result in a change in the application of the requirements of Topic 820. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in as single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission.

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

Financial Statement Presentation

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former stockholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

Identify the Accounting Acquirer: FHB was identified as the accounting acquirer. FHB, which was incorporated on March 9, 2009, acquired a controlling financial interest of approximately 60% of the Successor Company’s total outstanding voting and non-voting common stock in exchange for contributed capital and cash consideration.

In the evaluation and identification of FHB as the accounting acquirer, it was concluded that FHB was a substantive entity involved in significant pre-merger activities, including the following: raising capital; incurring debt; incurring operating expenses; leasing office space; hiring staff to develop the surviving company’s business plan; retaining professional services firms; and identifying acquisition targets and negotiating potential transactions, including the merger.

Determine the Acquisition Date: December 29, 2010, the closing date of the merger, was the date that FHB gained control of the combined entity.

Recognize assets acquired and liabilities assumed: Because neither Northeast Bancorp, the Predecessor Company (the acquired company), nor FHB (the accounting acquirer) exist as separate entities after the merger, a new basis of accounting at fair value for the Successor Company’s assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). The Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

As a result of application of the acquisition method of accounting to the Successor Company’s balance sheet, the Successor Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion.

As a result of the sale of the Company’s insurance agency business in the first quarter of Fiscal 2012 and discontinuation of further significant business activities in the insurance agency segment, the Company has classified the results of its insurance agency division as discontinued operations in the Company’s consolidated financial statements and discussion herein.

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

The allowance for loan losses is evaluated periodically based upon management’s review of available information, including, but not limited to, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of nonperforming and criticized loans. Management relies on its loan quality reviews, its experience and evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (including home equity loans), commercial real estate, commercial business, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and substandard loans; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and regional economic trends and conditions. For a further discussion of the allowance for loan losses, please refer to “Asset Quality” below.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not specifically identify or measure individual consumer and residential real estate loans for impairment or disclosure, unless such loans are individually significant (such as originated or purchased multi-family residential real estate or commercial loans secured by residential real estate) or subject to a troubled debt restructuring agreement.

For all segments except the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to interest rate indices. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

Purchased Loans

The Company considers its accounting policy related to purchased loans significant. There is inherent uncertainty in the process of estimating the amount and timing of expected cash flows because these estimates depend on factors outside of the Company’s control, such as borrower behavior or external economic conditions, and therefore requires the Company’s management to exercise judgment with respect to the amount and timing of cash flows. To the extent that expected cash flows are overestimated, the Company may recognize provisions for loan losses in future periods. If expected cash flows are underestimated, interest income recognized in current periods may have been understated, while interest income in future periods may be recorded at a higher rate.

Loans purchased by the Company are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The Company has elected to account for all purchased loans under ASC 310-30, including those with insignificant or no credit deterioration. At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not generally assumed in determining a purchased loan’s effective interest rate and income accretion.

The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Purchased credit impaired (“PCI”) loans are defined as those loans acquired with evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.

Business Combination Accounting

The application of the acquisition method of accounting for a business combination, in accordance with ASC 805, Business Combinations, requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. The Company considers accounting policies related to these fair value measurements to be critical because they are important to the portrayal of the Company’s financial condition and results subsequent to the Merger, and they require subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.

Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC 820. The fair value estimates associated with acquired loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. The fair value adjustments recorded at December 29, 2010 in connection with loans acquired through the Merger follows:

	Predecessor Company	Fair Value Adjustment, net	Successor Company
	(Dollars in thousands)
Mortgage loans:
Residential	$99,888	$(37)	$99,851
Commercial	118,602	(1,549)	117,053
Construction	9,311	(188)	9,123
Home Equity	52,308	(500)	51,808

	280,109	(2,274)	277,835
Other loans:
Commercial business	27,529	(1,815)	25,714
Consumer	59,647	(1,455)	58,192

Total	$367,285	$(5,544)	$361,741

Loans acquired by the Company through the Merger that have experienced a deterioration in credit quality from origination for which it is probable that the acquirer will be unable to collect all contractually required payments receivable, including both principal and interest are accounted for under ASC 310-30. In the assessment of credit quality deterioration, the Company must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Company will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. The following table presents a summary of loans acquired through the Merger with specific evidence of credit deterioration.

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
	(Dollars in thousands)
Contractually required payments receivable	$4,148	$4,977	$9,125
Nonaccretable difference	(1,282)	(1,893)	(3,175)

Cash flows expected to be collected	2,866	3,084	5,950
Accretable yield	(958)	(344)	(1,302)

Fair value of PCI loans acquired	$1,908	$2,740	$4,648

This discussion has highlighted those accounting policies that management considers to be critical, however all accounting policies are important, and therefore the reader is encouraged to review each of the policies included in the Company’s annual consolidated financial statements on Form 10-K.

Description of Operations and Business Strategy

Northeast Bancorp is the holding company for Northeast Bank, a Maine-chartered bank organized in 1872 and headquartered in Lewiston, Maine. The Company gathers retail deposits through its banking offices in Maine and, beginning in the third quarter of fiscal year 2012, over the Internet through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases performing commercial real estate loans through its Loan Acquisition and Servicing Group. Northeast operates its Community Banking Division, with ten full-service branches, three investment centers and four loan production offices, from its headquarters in Lewiston, Maine. Northeast operates ableBanking and the Loan Acquisition and Servicing Group from its offices in Boston, Massachusetts.

At December 31, 2011, the Company had total assets of $594.6 million; total loans, including loans held for sale, of $355.2 million; total deposits of $401.0 million and total stockholders’ equity of $65.9 million. The Company’s originated loans are primarily secured residential and commercial real estate loans, consumer loans, commercial business loans and, to a much lesser extent, construction loans to consumers and businesses in the Community Banking Division’s market area. The Company’s purchased loans are primarily performing commercial real estate loans. During the six-month period ending December 31, 2011, the Company purchased loans for an aggregate price of $51.7 million. Purchased loans produced a yield of 15.8%, including accelerated interest income associated with unscheduled loan payoffs during the six months ended December 31, 2011.

The Company will launch in the third quarter of fiscal 2012, in the Boston area, the pilot of its online affinity deposit program. Operating as AbleBanking, a division of Northeast Bank, the affinity deposit program is a savings platform designed to give customers the ability to generate payments to benefit the non-profit organization of their choice. The Company anticipates making AbleBanking available to the public at large in the fourth quarter of fiscal year 2012.

Recent History

On December 29, 2010, the Company completed a merger with FHB Formation LLC, a Delaware limited liability company acquired shares of our voting and non-voting common stock. In connection with the transaction, Northeast committed to the Federal Reserve and the Maine Bureau of Financial Institutions, to, among other things, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of our loans with core deposits, and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. For purposes of the commitment, core deposits are defined as non-maturity deposits and non-brokered insured time deposits. At December 31, 2011, the Company had $388.1 million in core deposits, and capacity to hold a total of $211.7 million in commercial real estate loans. The Company is currently in compliance with all commitments to the Federal Reserve and the Maine Bureau of Financial Institutions.

On August 31, 2011, the customer lists and certain other assets of the Company’s insurance agency subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”) were sold in two transactions to two Maine-based insurance agencies. NBIG’s insurance agency office in Berwick was sold to a former senior manager of NBIG and will operate under the name Spence & Matthews. The agency offices in Southern, Western and Central Maine were sold to the Varney Agency, Inc. of Bangor Maine. The aggregate sale price of these assets was $9.7 million, which after expenses and taxes had the effect of increasing the Company’s tangible equity by approximately $8.4 million, or $2.40 per share. Principally as a result of this transaction, the Company’s tangible book value increased to $16.16 per share at December 31, 2011 from $13.58 per share at June 30, 2011.

Overview

Net income for the three and six months ended December 31, 2011 was $418 thousand and $947 thousand, respectively. Net income available to common shareholders for the three and six months ended December 31, 2011 was $320 thousand, or $0.09 per diluted share, and $751 thousand, or $0.21 per diluted share, respectively. The Company’s net income for the six month periods included net income from discontinued operations of $1.1 million.

Resulting principally from growth in the Company’s purchased loan portfolio, the Company’s net interest margins improved to 3.53% and 3.31%, for the three and six months ended December 31, 2011, respectively. Increased net interest margins, in addition to nonrecurring items such as gains on available-for-sale securities and a gain of $203 thousand on the sale of a commercial real estate loan, were partially offset by increased noninterest expenses such as salaries, marketing, and professional fees, related to implementation of the Company’s business strategy.

Including the results of discontinued operations, the return on average equity was 2.52% and 2.86% for three and six months ended December 31, 2011, respectively. Including the results of discontinued operations, the return on average assets was 0.28% and 0.32% for three and six months ended December 31, 2011, respectively.

Financial Condition

Overview

Total assets decreased by $1.8 million or 0.3% to $594.6 million at December 31, 2011, compared to total assets of $596.4 million on June 30, 2011. The principal components of the change in the balance sheet during the six months ended December 31, 2011 were:

1.	A $35.1 million, or 15.0%, decrease in cash and investments, principally as a result of growth in loans during the period. Cash and securities, net of holdings pledged as collateral for borrowed funds, represent 17.9% of total assets at quarter-end, a level of balance sheet liquidity that is intended in part for future purchases of commercial loans. Loan growth of $37.1 million or 12.0%, led by growth of $50.8 million in loans purchased by the Company’s Loan Acquisition and Servicing Group (“LASG”). The Company’s LASG has purchased performing loans, principally commercial real estate loans, nationwide for its loan portfolio. Such purchased loans are typically acquired at a discount from their outstanding principal balances, producing yields higher than those typically achieved on the Company’s originated loans;

2.	A $4.2 million, or 3.0%, reduction in borrowed funds, resulting primarily from the $2.1 million repayment of NBIG debt in connection with the insurance agency transaction;

3.	An $8.1 million, or 6.2%, decrease in intangible assets, resulting from the insurance agency transaction and regularly scheduled amortization of the core deposit intangible.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $58.4 million as of December 31, 2011, a decrease of $25.6 million, or 30.5%, from $83.9 million at June 30, 2011. This decrease is the net of the cash received on the sale of the insurance agency division of $9.7 million and $35.3 million spent primarily for purchased loans.

Available-for-sale securities were $139.5 million as of December 31, 2011, a decrease of $9.5 million, or 6.3%, due to principal payments on mortgage-backed securities, from $149.0 million as of June 30, 2011. These principal payments were primarily reinvested into purchased loans.

At December 31, 2011, all of the Company’s available-for-sale securities were debt securities issued by either government agencies or government-sponsored enterprises. Certain government sponsored enterprise bonds were pledged to the Federal Home Loan Bank (“FHLB”) of Boston as collateral for FHLB advances, structured repurchase agreements, and availability at the FHLB for future borrowings.

Loan Portfolio

Total loans amounted to $347.1 million as of December 31, 2011, an increase of $37.1 million, or 12.0%, from $309.9 million as of June 30, 2011. Compared to June 30, 2011, commercial real estate loans increased $45.2 million, or 38.4%, residential real estate and home equity loans decreased $1.5 million, or 1.0%, commercial business loans decreased $3.0 million, or 13.6%, and consumer loans decreased $7.1 million, or 9.7%. The increase in commercial real estate loans was driven primarily by loans purchased by the Company’s LASG, offset in part by amortization and payoffs within the originated commercial real estate loan portfolio. The decrease in residential real estate loans was driven principally by continued refinances and runoff of fixed rate loans, partially offset by LASG loan purchases of $3.6 million. The following table shows the composition of the loan portfolio.

	December 31, 2011		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Originated portfolio:
Mortgage loans:
Residential	$94,556	27.24%	$95,417	30.79%
Commercial	115,102	33.16%	117,124	37.79%
Construction	1,280	0.37%	2,015	0.65%
Home equity (1)	45,839	13.21%	50,060	16.15%

	256,777	73.98%	264,616	85.38%
Other loans:
Commercial business	19,210	5.54%	22,225	7.17%
Consumer	19,602	5.65%	22,435	7.24%

	38,812	11.19%	44,660	14.41%

Total originated portfolio	295,589	85.17%	309,276	99.79%

Purchased portfolio:
Mortgage loans:
Residential	3,573	1.03%	0	0.00%
Commercial	47,897	13.80%	637	0.21%

Total purchased portfolio	51,470	14.83%	637	0.21%

Total loans	347,059	100.00%	309,913	100.00%

Allowance for loan losses	737		437

Total loans, net	$346,322		$309,476

(1)	Home equity loans are included in consumer loans in the Company’s consolidated balance sheets.

The Company continues to sell most of its originated fixed-rate residential real estate loans to the secondary market. The principal balance of residential real estate loans sold during the three and six months ended December 31, 2011 totaled $36.1 million and $63.4 million, respectively, resulting in net gains of $770 thousand and $1.4 million during the three and six month periods, respectively. At December 31, 2011, approximately 60% of total portfolio loans were variable rate, compared to 61% at June 30, 2011.

Classification of Assets

Loans are classified as non-performing when 90 days past due, unless a loan is well-secured and in process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, also may be designated as non-performing. In both situations, accrual of interest ceases. The Company typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of payment performance.

Other nonperforming assets include other real estate owned (“OREO”) and other personal property securing loans repossessed by the Company. The real estate and personal property collateral for commercial and consumer loans is written down to its estimated realizable value upon repossession. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

The following table shows the composition of the Company’s non-performing loans and repossessed collateral at the dates indicated. The net decrease in nonperforming loans was principally the result of the sale of a nonperforming commercial loan during the period, offset by increases in nonperforming residential mortgage loans and commercial business loans. The increase in residential mortgage loans was principally the result of several additions during the period totaling $1.9 million. The increase in commercial business loans was principally due to three nonperforming loan relationships added during the period. There were no non-performing loans in the Company’s purchased loan portfolio at December 31, 2011 or June 30, 2011.

	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Originated portfolio:
Mortgage loans:
Residential	$3,264	$2,195
Commercial	1,998	3,601
Construction	0	121
Home equity	182	205

	5,444	6,122
Other loans:
Commercial business	1,119	559
Consumer	329	527

	1,448	1,086

Total originated portfolio	6,892	7,208

Purchased portfolio:
Mortgage loans:
Residential	0	0
Commercial	0	0

Total purchased portfolio	0	0

Total nonperforming loans	6,892	7,208

Repossessed collateral	837	690

Total non-performing assets	$7,729	$7,898

Ratio of nonperforming loans to total loans	1.99%	2.33%
Ratio of nonperforming assets to total assets	1.30%	1.32%

At December 31, 2011 and June 30, 2011, the Company had $2.3 million and $3.1 million, respectively, of nonperforming loans that were paying in accordance with their contractual terms. Nonperforming loans are returned to accrual status if a period of satisfactory repayment performance has been met and doubt no longer exists surrounding the ultimate collectability of all amounts contractually due. Generally, the Company considers six months of regular repayment as satisfactory performance. Loans modified in a troubled debt restructuring (“TDR”) are initially classified as nonperforming until satisfactory repayment performance has occurred under the loan’s restructured terms. Included in nonperforming loans at December 31, 2011 and June 30, 2011 were loans modified in a TDR totaling $863 thousand and $859 thousand, respectively, that were paying in accordance with their modified terms.

Commercial real estate and commercial business loans are periodically evaluated under an eight-point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had commercial real estate and commercial business loans totaling $5.7 million and $10.1 million at December 31, 2011 and June 30, 2011, respectively, classified as substandard or lower under our risk rating system. This decrease was primarily due to loan payoffs or improvements in the standing of commercial borrowers previously experiencing weaknesses in the underlying businesses.

The Company’s loans 30 days or more past due as a percentage of total loans was 2.29% at December 31, 2011 and 2.41% at June 30, 2011.

Allowance for Loan Losses

The Company’s allowance for loan losses was $737 thousand as of December 31, 2011, which represents an increase of $300 thousand from $437 thousand as of June 30, 2011. In connection with the application of the acquisition method of accounting for the Merger on December 29, 2010, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value. Since that date, the Company has provided for an allowance for loan losses as new loans are originated or in the event that credit exposure in the pre-Merger loan portfolio exceeds the exposure estimated when fair values were determined.

The allowance for loan losses represents management’s estimate of credit risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on our net income. Larger balance, commercial business and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

Within the allowance for loan losses, amounts are specified for larger-balance commercial business and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. During the six months ended December 31, 2011, the Company has not significantly changed its approach in the determination of the allowance for loan losses. There have been no significant changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Loans purchased by the Company are accounted for under ASC 310-30. The Company has elected to account for all purchased loans under ASC 310-30, including those with insignificant or no credit deterioration. At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan.

This application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loans’ effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

The following table allocates the allowance for loan losses by loan category and shows the percent of loans in each category to total loans at the dates indicated below. The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories.

	December 31, 2011			June 30, 2011
	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans
	(Dollar in thousands)
Originated portfolio:
Mortgage loans:
Residential	$83	$94,556	27.24%	$26	$95,417	30.79%
Commercial	147	115,102	33.16%	147	117,124	37.79%
Construction	1	1,280	0.37%	0	2,015	0.65%
Home equity	41	45,836	13.21%	8	50,060	16.15%

	272	256,774	73.98%	181	264,616	85.38%

Other loans:
Commercial business	231	19,210	5.54%	238	22,225	7.17%
Consumer	234	19,605	5.65%	18	22,435	7.24%

	465	38,815	11.19%	256	44,660	14.41%

Total originated portfolio	737	295,589	85.17%	437	309,276	99.79%

Purchased portfolio:
Mortgage loans:
Residential	0	3,573	1.03%	0	0	0.00%
Commercial	0	47,897	13.80%	0	637	0.21%

Total purchased portfolio	0	51,470	14.83%	0	637	0.21%

Total	$737	$347,059	100.00%	$437	$309,913	100.00%

The following table details ratios related to the allowance for loan losses and nonperforming loans.

Ratios:	December 31, 2011	June 30, 2011
Allowance for loan losses to non-performing loans at end of period	10.69%	6.06%
Allowance for loan losses to total loans at end of period	0.21%	0.14%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $253 thousand, or 1.8%, to $14.0 million at December 31, 2011, compared to $13.8 million at June 30, 2011. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at December 31, 2011. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 19.9% of the Company’s total risk-based capital at December 31, 2011.

Intangible assets totaled $5.0 million and $13.1 million at December 31, 2011 and June 30, 2011, respectively. The $8.1 million reduction was the result of the sale of $7.4 million of intangible assets (principally customer lists) in connection with the insurance agency transaction in the first quarter of Fiscal 2012, as well as core deposit intangible asset amortization.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2011, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 96.8% of total deposits.

Total deposits of $401.0 million as of December 31, 2011 decreased by $94 thousand, from $401.1 million as of June 30, 2011. The decrease was the result of decreases in non-maturity accounts, offset in part by growth in certificates of deposit. The reduction in non-maturity accounts is due principally to the Company’s decision to exit the trust business in the first quarter of Fiscal 2012 and discontinuation of the Company’s sweep account product.

	December 31, 2011		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$43,682	10.89%	$48,215	12.02%
NOW accounts	54,580	13.61%	55,458	13.83%
Regular and other savings	32,776	8.17%	34,346	8.56%
Money market deposits	43,353	10.81%	48,695	12.14%

Total non-certificate accounts	174,391	43.48%	186,714	46.55%

Term certificates less than $250 thousand	213,711	53.30%	186,075	46.33%
Term certificates of $250 thousand or more (1)	12,922	3.22%	28,329	7.12%

Total certificate accounts	226,633	56.52%	214,404	53.45%

Total deposits	$401,024	100.00%	$401,118	100.00%

(1)	Term certificates in this category represent the current account balance, exclusive of fair value adjustments associated with the Merger.

Borrowed Funds

Advances from the FHLB were $43.7 million and $43.9 million at December 31, 2011 and June 30, 2011, respectively. At December 31, 2011, the Company had pledged U.S. government agency and mortgage-backed securities with an aggregate fair value of $19.2 million as collateral for FHLB advances. In addition to U.S. government agency and mortgage-backed securities, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges were required to secure FHLB advances.

Structured repurchase agreements were $67.1 million and $68.0 million at December 31, 2011 and June 30, 2011, respectively. The Company had pledged cash and mortgage-backed securities with a fair value of $72.2 million as collateral for those borrowings at December 31, 2011. One of the six structured repurchase agreements has embedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates.

Short-term borrowings, consisting of sweep accounts, were $1.7 million as of December 31, 2011, a decrease of $771 thousand, or 30.6%, from $2.5 million as of June 30, 2011. The decrease is attributable to the discontinuation of the sweep account product. At December 31, 2011, sweep accounts were secured by letters of credit issued by the FHLB totaling $2.0 million.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of December 31, 2011, in addition to traditional retail deposit products. The following table excludes $58.4 million of cash and due from banks and short-term investments defined as cash equivalents.

(Dollars in thousands)
Unencumbered investment securities	$48,135
FHLB (1)	45,005
Federal Reserve (2)	580
Brokered time deposits (3)	141,869

Total unused borrowing capacity	$235,589

(1)	Unused advance capacity subject to eligible and qualified collateral
(2)	Discount window Borrower-in-Custody; unused credit line subject to the pledge of indirect auto loans
(3)	Subject to internal policy limitation of 25% of total assets

Retail deposits and other core deposit sources including deposit listing services are used by the Company to manage its overall liquidity position. While the Company currently does not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of an additional $160 thousand in FHLB stock would be required. At December 31, 2011, the Company had $235.6 million of immediately accessible liquidity, defined as cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 39.6% of total assets. The relatively high level of short-term liquidity on the balance sheet as of December 31, 2011 reflects the Company’s intention to increase purchases of commercial loans by the LASG in the near term.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the FHLB and the Federal Reserve’s Borrower-in-Custody program. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The following table summarizes the outstanding junior subordinated debentures as of December 31, 2011. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At December 31, 2011, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital. The following table sets forth certain information related to the Company’s junior subordinated debentures.

Affiliated Trusts	Carrying Amount	Principal Amount Due	Contractual Interest Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,734	$3,093	3.38%	March 30, 2034
NBN Capital Trust III	1,734	3,093	3.38%	March 30, 2034
NBN Capital Trust IV	4,561	10,310	2.39%	February 23, 2035

Total	$8,029	$16,496	2.76%

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

Total stockholders’ equity was $65.9 million and $65.0 million at December 31, 2011 and June 30, 2011, respectively. The change reflects net income for the period, dividends paid on common and preferred stock during each of the first two quarters, and the change in the net unrealized gain on securities during the period. Book value per outstanding share was $17.58 at December 31, 2011 and $17.33 at June 30, 2011. Tier 1 capital to total average assets of the Company was 11.86% as of December 31, 2011 and 10.35% at June 30, 2011.

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

FDICIA defines specific capital categories based on an institution’s capital ratios. To be considered “adequately capitalized” or better, regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Further, the Bank and the Company are subject to capital commitments with the Federal Reserve and the Maine Bureau of Financial Institutions that require higher minimum capital ratios, as discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements. As of December 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31 2011:
Total capital to risk weighted assets:
Company	$70,561	19.28%	$29,271	>8.0%	$	N/A	N/A
Bank	75,687	20.61%	29,377	>8.0%		36,721	>10.0%

Tier 1 capital to risk weighted assets:
Company	69,825	19.08%	14,636	>4.0%		N/A	N/A
Bank	71,087	19.36%	14,688	>4.0%		22,033	>6.0%

Tier 1 capital to average assets:
Company	69,825	11.86%	23,546	>4.0%		N/A	N/A
Bank	71,087	12.18%	23,336	>4.0%		29,170	>5.0%

June 30, 2011:

Total capital to risk weighted assets:
Company	$61,860	18.99%	$26,061	>8.0%	$	N/A	N/A
Bank	66,956	20.43%	26,216	>8.0%		32,770	>10.0%

Tier 1 capital to risk weighted assets:
Company	61,424	18.86%	13,030	>4.0%		N/A	N/A
Bank	62,842	19.18%	13,108	>4.0%		19,662	>6.0%

Tier 1 capital to average assets:
Company	61,424	10.35%	23,736	>4.0%		N/A	N/A
Bank	62,842	10.69%	23,523	>4.0%		29,404	>5.0%

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

A summary of the amounts of the Company’s contractual obligations (amounts shown do not reflect fair value adjustments) and other commitments with off-balance sheet risk at December 31, 2011, follows.

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
FHLB advances	$42,500	$0	$27,500	$10,000	$5,000
Structured repurchase agreements	65,000	40,000	15,000	10,000	0
Junior subordinated debentures	16,496	0	6,186	10,310	0
Capital lease obligation	1,994	168	362	462	1,002

Total long-term debt	125,990	40,168	49,048	30,772	6,002
Operating lease obligations (1)	1,565	716	436	266	147

Total contractual obligations	$127,555	$40,884	$49,484	$31,038	$6,149

Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit (2)(4)	$5,597	$5,597	$0	$0	$0
Commitments related to loans held for sale (3)	4,955	4,955	0	0	0
Unused lines of credit (4)(5)	41,372	20,160	4,839	2,963	13,410
Standby letters of credit (6)	612	611	1	0	0

Total commitments with off-balance sheet risk	$52,536	$31,323	$4,840	$2,963	$13,410

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial business loans.
(3)	Commitments for residential real estate loans that will be held for sale upon origination.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Company has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at December 31, 2011 was nominal.

Results of Operations – Continuing Operations

General

Successor Company

As discussed earlier, the results of operations for the three and six months ended December 31, 2011 are not directly comparable to the prior year periods due to the application of acquisition accounting in connection with the Merger on December 29, 2010. Nonetheless, the discussion that follows will compare, to the extent appropriate and useful, results for the two quarters. While interest income and interest expense in the successor period have been significantly affected by Merger-related fair value adjustments, and are therefore difficult to compare to the predecessor period, most non-interest income and expense items were not affected by fair value adjustments, and are therefore more comparable.

For the three and six months ended December 31, 2011, the Company earned net income from continuing operations of $418 thousand and a net loss from continuing operations of $176 thousand, respectively. The year-to-date loss from continuing operations is principally the result of increased expenses associated with implementing the Company’s post-Merger new business strategies: LASG and the online affinity deposit program. During the second quarter of Fiscal 2012, the Company increased average purchased loan volume to approximately $31.0 million, and earned a yield of 16.1% on this portfolio, which contributed to an improved net interest margin and improved earnings from continuing operations during the three month period ended December 31, 2011.

For the three days ended December 31, 2010, the Company earned net income from continuing operations of $11.8 million, primarily the result of a bargain purchase gain of $14.9 million recorded in connection with the Merger.

Predecessor Company

For the 89 and 181 days ended December 28, 2010, the Company earned net income from continuing operations of $782 thousand and $1,667 thousand, respectively. Financial highlights for the 89 and 181 days ended December 28, 2010 included gains on sales of fixed rate residential mortgages of $919 thousand and $1.9 million, respectively, investment commission income of $625 thousand and $1.2 million, respectively, and net interest income of $4.1 million and $8.5 million, respectively.

Net Interest Income

Successor Company

Net interest income for the three and six months ended December 31, 2011 includes amortization and accretion of the fair value adjustments to certain interest-bearing assets and liabilities recorded in connection with the Merger on December 29, 2010. This amortization and accretion is responsible, in part, for the change in yields and costs of funds when contrasting current period results with those of the prior year periods.

Rate and volume variance analyses allocate the change in interest income and expense between the portion that is due to change in the rate earned or paid for specific categories of assets and liabilities and the portion that is due to changes in the average balance between the two periods. However, the successor and predecessor periods are not directly comparable due to the significant effect of acquisition accounting adjustments and subsequent accretion and amortization of such adjustments, and therefore no rate/volume variance analysis has been provided herein.

Net interest income for the three and six months ended December 31, 2011 was $4.9 and $9.2 million, respectively. Interest income during the three months ended December 31, 2011 was positively affected by the increased balances and effective interest rate associated with the Company’s purchased loan portfolio. During the three and six months ended December 31, 2011, the Company’s LASG purchased loans totaling $40.2 million and $51.7 million, respectively, with unpaid principal balances of $47.2 million and $63.4 million, respectively. The Company generally acquires loans at a significant discount from the loan’s unpaid principal balance, often giving rise to an effective yield substantially higher than the Company’s originated loan portfolio. This was demonstrated in the Company’s quarter ended December 31, 2011, in which purchased loans yielded 16.05%, as compared to a yield of 5.93% earned on originated loans. The following summarizes interest income and related yields recognized on the Company’s purchased loan and originated loan portfolios for the three and six months ended December 31, 2011.

	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Average Daily Balance	Interest Income	Average Yield	Average Daily Balance	Interest Income	Average Yield
	(Dollars in thousands)

Loans - originated	$309,171	$4,620	5.93%	$309,948	$9,557	6.12%
Loans - purchased	31,001	1,254	16.05%	18,262	1,454	15.79%

Total	$340,172	$5,874	6.85%	$328,210	$11,011	6.66%

The yield on purchased loans was increased by unscheduled loans payoffs during the period, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The following table details the components of the yield on purchased loans during the three and six months ended December 31, 2011. “Accelerated accretion” represents the amount of a loan’s discount recognized resulting from an unscheduled payoff or principal payment.

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
	Interest Income	Average Yield	Interest Income	Average Yield
	(Dollars in thousands)

Regularly scheduled interest and accretion	$772	9.88%	$972	10.56%
Accelerated accretion	482	6.17%	482	5.24%

Total	$1,254	16.05%	$1,454	15.79%

The cost of interest bearing liabilities was 1.30% for both the three and six months ended December 31, 2011. The cost of time deposits and borrowings was affected by continued accretion of fair value adjustments associated with the Merger, which resulted in average costs substantially lower than the stated interest rates of such borrowings and time deposits, with the exception of the Company’s junior subordinated debentures, for which the rate is higher. The net effect of fair value adjustments, as well as reductions in non-maturity and time deposit rates paid, account for the overall decrease in funding costs when compared to the Predecessor Company periods discussed below.

The Company’s interest rate spread for the three and six months ended December 31, 2011 was 3.35% and 3.14%, respectively. The Company’s net interest margin for the three and six month periods was 3.53% and 3.31%, respectively. The following sets forth the average balances and interest income and interest expense for the three and six months ended December 31, 2011. The preceding period related to the Successor Company has not been presented as the interest income and expense recognized during the three days ended December 31, 2010 was insignificant.

	Successor Company (1)
	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$139,051	$541	1.54%	$143,372	$1,180	1.63%
Loans (2) (3)	340,172	5,874	6.85%	328,210	11,011	6.66%
Regulatory stock	5,761	21	1.45%	5,761	33	1.14%
Short-term investments (4)	67,455	36	0.21%	72,903	83	0.23%

Total interest-earning assets	552,439	6,472	4.65%	550,246	12,307	4.44%

Non-interest earning assets:
Cash & due from banks	2,981			2,950
Bank premises and equipment, net	8,924			8,598
Other assets	28,941			29,963
Allowance for loan losses	(743)			(596)

Total non-interest earning assets	40,103			40,915

Total assets	$592,542			$591,161

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW	$54,806	$54	0.39%	$55,494	$123	0.44%
Money market	44,247	42	0.38%	45,114	92	0.40%
Savings	32,360	18	0.22%	32,899	44	0.27%
Time	220,670	722	1.30%	218,133	1,414	1.29%

Total interest-bearing deposits	352,083	836	0.94%	351,640	1,673	0.94%
Short-term borrowings (5)	631	3	1.89%	886	8	1.79%
Borrowed funds	113,100	532	1.87%	113,423	1,064	1.86%
Junior subordinated debentures	8,009	185	9.16%	7,990	368	9.14%

Total interest-bearing liabilities	473,823	1,556	1.30%	473,939	3,113	1.30%

Interest-bearing liabilities of discontinued operations (6)	0			570

Non-interest bearing liabilities:
Demand deposits and escrow accounts	47,290			46,524
Other liabilities	5,723			4,498

Total liabilities	526,836			525,531

Stockholders’ equity	65,706			65,630

Total liabilities and stockholders’ equity	$592,542			$591,161

Net interest income		$4,916			$9,194

Interest rate spread			3.35%			3.14%
Net interest margin (7)			3.53%			3.31%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	Non-accruing loans are included in the computation of average balances, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

(3)	Includes loans held for sale
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Short-term borrowings include securities sold under repurchase agreements and sweep accounts.
(6)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(7)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

Predecessor Company

The net interest margin for the 89 and 181 days ended December 28, 2010 was 2.87% and 2.92%, respectively. The yield on earning assets was 4.80% and 4.92%, respectively. The yield on earning assets included higher yielding investment securities comparative to market rates in the current period, as well as higher funding costs. As indicated above, the results of the prior periods are not directly comparable with those of the current periods as a result of the accretion of fair value adjustments in the current periods. The following sets forth the average balances and interest income and interest expense for the 89 and 181 days ended December 28, 2010.

	Predecessor Company (1)
	89 days ended December 28, 2010			181 days ended December 28, 2010
	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities (2)	$160,332	$1,474	3.77%	$161,894	$3,182	3.96%
Loans (3)(4)	381,076	5,468	5.88%	385,286	11,210	5.87%
Regulatory stock	5,486	9	0.67%	5,486	18	0.66%
Short-term investments (5)	49,403	28	0.23%	39,212	39	0.20%

Total interest-earning assets	596,297	6,979	4.80%	591,878	14,449	4.92%

Non-interest earning assets:
Cash & due from banks	3,347			3,340
Bank premises and equipment, net	7,983			8,006
Other assets	32,377			32,620
Allowance for loan losses	(5,915)			(5,902)

Total non-interest earning assets	37,792			38,064

Total assets	$634,089			$629,942

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW	$55,147	$85	0.63%	$53,780	$183	0.69%
Money market	55,645	88	0.65%	55,955	212	0.76%
Savings	38,234	42	0.45%	38,303	99	0.52%
Time	190,650	1,058	2.28%	196,318	2,302	2.36%

Total interest-bearing deposits	339,676	1,273	1.54%	344,356	2,796	1.64%
Short-term borrowings (6)	61,364	205	1.37%	53,873	376	1.41%
Borrowed funds	117,668	1,163	4.05%	117,688	2,365	4.05%
Junior subordinated debentures	16,496	167	4.15%	16,496	340	4.16%

Total interest-bearing liabilities	535,204	2,808	2.15%	532,413	5,877	2.23%

Interest-bearing liabilities of discontinued operations (7)	2,351			2,462

Non-interest bearing liabilities:
Demand deposits and escrow accounts	39,252			37,941
Other liabilities	5,711			5,576

Total liabilities	582,518			578,392

Stockholders’ equity	51,571			51,550

Total liabilities and stockholders’ equity	$634,089			$629,942

Net interest income		$4,171			$8,572

Interest rate spread			2.65%			2.69%
Net interest margin (8)			2.87%			2.92%

(1)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	Interest income and yield are stated on a fully-tax equivalent basis using a 30.84% tax rate.
(3)	Non-accruing loans are included in the computation of average balances, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(4)	Includes loans held for sale
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short-term borrowings include securities sold under repurchase agreements and sweep accounts.
(7)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(8)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For loans acquired with deteriorated credit quality, the provision for loan losses is affected when estimates of future cash flows are lower than what had previously been expected (i.e., there are reduced expected cash flows or higher net charge-offs than had been previously expected, requiring additional provision for loan losses). See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 3: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

Successor Company

The provision for loan losses for the three and six months ended December 31, 2011 was $134 and $534 thousand, respectively. The provision for loan losses for periods subsequent to the Merger reflects the impact of adjusting loans to their then fair values, as well as the elimination of the allowance for loan losses in accordance with the acquisition method of accounting. Subsequent to the Merger, the provision for loan losses has been recorded based on estimates of inherent losses in newly originated loans and for incremental reserves required for pre-Merger loans based on estimates of deteriorated credit quality post-Merger. For the three and six months ended December 31, 2011, the Company recorded net charge-offs of $107 thousand and $234 thousand, respectively. The increase in the level of the Company’s allowance for loan losses during the current year period, from 0.14% of total loans at June 30, 2011 to 0.21% of total loans at December, 31, 2011, was primarily the result of loan growth and historical loss experience subsequent to the Merger, adjusted for other qualitative and quantitative factors. For loans purchased by the LASG subsequent to the Merger, there have been no reductions in the cash flow estimates made at the time of loan acquisition. As a result, no provision has been made for losses related to such loans in the periods ended December 31, 2011.

Predecessor Company

The provision for loan losses for the 89 and 181 days ended December 29, 2010 was $453 thousand and $912 thousand, respectively. As indicated above, the allowance for loan losses was eliminated at the time of Merger. Loans with indicators of deteriorated credit quality at the time of the Merger were recorded at fair value and assigned a nonaccretable difference, hence the lower level of overall loan loss provisions associated with the Successor Company during the current year periods. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 3: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

Noninterest Income

Successor Company

Noninterest income for the three and six months ended December 31, 2011 totaled $2.7 million and $4.5 million, respectively. The increased noninterest income, relative to the Predecessor Company’s comparable periods, resulted primarily from security gains totaling $433 thousand and $380 thousand for the three and six months ended December 31, 2011, respectively, a $203 thousand gain on the sale of a commercial loan during the three months ended December 31, 2011, and investment commissions, which totaled $704 thousand and $1.4 million for the three and six months ended December 31, 2011, respectively. Offsetting increases in the aforementioned categories was a decrease in gains realized on sales of fixed-rate residential mortgage loans, which aggregated $770 thousand and $1.4 million, respectively, for the periods ended December 31, 2011. The decrease in loan sales, compared to the Predecessor Company periods, resulted principally from lower refinancing activity in the current periods.

Noninterest income for the three days ended December 31, 2010 totaled $15.0 million, of which $14.9 million was a bargain purchase gain associated with the Merger.

Predecessor Company

Noninterest income for the 89 and 181 days ended December 28, 2010 totaled $2.2 million and $4.2 million, respectively. Significant items included gains on sales of loans totaling $919 thousand and $1.9 million for the 89 days and 181 days ended December 28, 2010, respectively, and investment commissions totaling $625 thousand and $1.2 million for the 89 and 181 days ended December 28, 2010, respectively.

Noninterest Expense

Successor Company

Noninterest expense for the three and six months ended December 31, 2011 totaled $6.9 million and $13.5 million, respectively. The increase in operating expense relative to prior year periods is the result of making significant investments in implementing the Company’s aforementioned business strategy. Such investments include increased employee headcount in the Company’s LASG, as well as its online affinity deposit program; increased marketing related to the anticipated launch of its online affinity deposit program; and increased use of professional services, such as legal, in association with the development of the aforementioned business lines. Further, amortization associated with the Company’s core deposit intangible asset, recorded in conjunction with the Merger, was $337 thousand and $673 thousand for the three and six months ended December 31, 2011, respectively.

Noninterest expense for the three days ended December 31, 2010 totaled $3.3 million, which was almost entirely comprised of $3.0 million in expenses associated with the Merger.

Predecessor Company

Noninterest expense for the 89 and 181 days ended December 28, 2010 totaled $4.7 million and $9.5 million, respectively. With the exception of merger expenses of $23 thousand and $94 thousand during the 89 days and 181 days ended December 28, 2011, respectively, noninterest expenses in the prior year periods reflect normal operations of the Predecessor Company, and are therefore not directly comparable to the current year periods, given the additional business initiatives undertaken by the Successor Company.

Income Taxes

Successor Company

The Company’s income tax expense was $179 thousand for the three months ended December 31, 2011, an effective rate of 30.0% for the period. The Company’s income tax benefit was $224 thousand, or approximately 56.0% of pretax income, for the six months ended December 31, 2011. Effective rates for the three and six month periods differed from the Company’s statutory rate principally due to tax exempt life insurance income and affordable housing tax credits.

The Company’s tax benefit of $14 thousand for the three day period ended December 31, 2011 resulted principally from the non-deductible nature of merger expenses, as well as the non-taxable nature of the Company’s $14.9 million bargain purchase gain recorded during the period.

Predecessor Company

Income tax expense recorded for the 89 days and 181 days ended December 28, 2010 was $ 310 and $698 thousand, respectively. The Company’s effective tax rate for the 181 days ended of 29.5% differed from statutory rates principally as a result of tax exempt security income and life insurance income, in addition to affordable housing tax credits. These favorable tax items were partially offset by merger expenses, which are not deductible for income tax purposes.

Results of Operations – Discontinued Operations

In the first quarter of Fiscal 2012, the Company sold intangible assets (principally customer lists) and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”) to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The NBIG office in Berwick, Maine, which now operates under the name of

Spence & Matthews, was acquired by a member of NBIG’s senior management team. In connection with the transaction, the Company also repaid borrowings associated with NBIG totaling $2.1 million. Customer lists and certain fixed assets of individual NBIG agency offices were also sold in Fiscal 2011 and 2010.

The Company no longer conducts any significant operations in the insurance agency business, and therefore has classified the operating results of NBIG, and the associated gain on sale of the division, as discontinued operations in the consolidated financial statements. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 6: “Discontinued Operations” for further details.

Successor Company

Net income from discontinued operations was $1.1 million for the six months ended December 31, 2011, which includes a pretax gain on sale of NBIG intangibles and certain fixed assets, net of expenses, of $1.5 million in the first quarter of Fiscal 2012. The Company recorded pre-tax income associated with operations of $186 thousand during the six months ended December 31, 2011. Income tax expense associated with discontinued operations for the six months ended December 31, 2011 was $592 thousand or approximately 34.5% of pretax income.

Predecessor Company

For the 89 days and 181 days ended December 28, 2011, the Company reported net income from discontinued operations of $53 thousand and $129 thousand, respectively. Net income from discontinued operations during each period includes a $105 thousand gain on sale of customer lists and fixed assets associated with the NBIG office in Jackman, Maine. Income tax expense associated with discontinued operations for the 89 days and 181 days ended December 28, 2010 was $29 thousand and $70 thousand respectively, representing 35.4% and 35.2%, respectively, of pretax income.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2010, in connection with the closing of the Merger, the Company issued an aggregate of 1,161,166 shares of voting and non-voting common stock at a price equal to $13.93, pursuant to the Agreement and Plan of Merger, dated March 30, 2010, by and between the Company and FHB. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and June 30, 2011; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2011, the three days ended December 31, 2010, and the 89 and 181 days ended December 28, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2012		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and June 30, 2011; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2011, the three days ended December 31, 2010, and the 89 and 181 days ended December 28, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2011, the three days ended December 31, 2010, and the 181 days ended December 28, 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.