Form 10-K/A
period 2011-06-30
NORTHEAST BANCORP /ME/
filed 2012-03-19
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

As of March 15, 2012, the registrant had outstanding 3,312,173 shares of voting common stock, $1.00 par value per share, and 195,351 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 Annual Meeting of Shareholders held on November 18, 2011 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant filed such proxy statement with the Securities and Exchange Commission on October 24, 2011.

EXPLANATORY NOTE

Northeast Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”), originally filed with the SEC on September 27, 2011, to retrospectively apply the effect of the subsequent discontinued operations of Northeast Bank Insurance group in its consolidated financial statements. This Amendment also provides additional disclosure in response to a comment letter received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings. Except as required to reflect the effect of the items discussed above, the Company has not modified or updated disclosures presented in the 2011 Form 10-K in this Amendment. For the convenience of the reader, this Amendment sets forth the complete text of the originally filed 2011 Form 10-K rather than just the amended portions thereof. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2011 Form 10-K, including any amendments to those filings. The following items have been amended as a result of the disclosure discussed above: Items 1, 5, 6, 7, 8 and 15.

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

On December 29, 2010, we completed a merger with FHB Formation LLC, a Delaware limited liability company (“FHB”). As a result of the merger, we received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. We have applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

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

Other Subsidiaries

At June 30, 2011, the Bank had one active non-bank subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), which supports the Bank’s insurance agencies. At June 30, 2011, the investment in this subsidiary constituted 1.70% of the Company’s total assets. Certain assets of NBIG were sold subsequent to the Company’s fiscal year ended June 30, 2011. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy” for additional information on the sale of insurance assets.

The Company’s wholly-owned subsidiary, ASI Data Services, Inc. (ASI), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company’s board transferred the assets and operations of ASI to the Bank in 1996.

Employees

As of June 30, 2011, the Company employed 236 full-time and 23 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. While the required percentage of stock ownership is subject to change by the FHLBB, the Bank is in compliance with this requirement with an investment in FHLBB stock at June 30, 2011 of $4.9 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. As of June 30, 2011, the Bank had $43.9 million in outstanding FHLB advances. Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing first mortgage loans on residential real estate.

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

If the Company is unable to redeem the outstanding Series A preferred stock, the annual dividend rate will increase substantially.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a) The Company’s voting common stock currently trades on the NASDAQ under the symbol “NBN.” There is no established public trading market for the Company’s non-voting common stock. As of the close of business on September 1, 2011, there were approximately 436 shareholders of record.

The following table sets forth the high and low sales prices of the Company’s voting common stock (or for periods prior to the Merger, common stock), as reported on NASDAQ, and quarterly dividends paid on the Company’s voting and non-voting common stock (or for periods prior to the Merger, the Company’s common stock) during the periods indicated.

Fiscal year ended June 30, 2011	High	Low	Div Pd
Jul 1 – Sep 30	$13.71	$12.00	$.090
Oct 1 – Dec 31	17.85	12.25	.090
Jan 1 – Mar 31	17.80	14.30	.090
Apr 1 – Jun 30	15.29	13.08	.090

Fiscal year ended June 30, 2010	High	Low	Div Pd
Jul 1 – Sep 30	$10.23	$7.66	$.090
Oct 1 – Dec 31	9.80	8.40	.090
Jan 1 – Mar 31	15.81	8.50	.090
Apr 1 – Jun 30	15.14	12.00	.090

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

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009	Twelve Months Ended June 30, 2008	Twelve Months Ended June 30, 2007
	(Dollars in thousands, except per share data)
Selected operations data:
Interest income	$13,304	$14,378	$31,262	$33,766	$35,398	$35,682
Interest expense	3,207	5,877	13,314	16,718	20,789	20,032

Net interest income	10,097	8,501	17,948	17,048	14,609	15,650
Provision for loan losses	707	912	1,864	2,100	836	989
Other operating income (1)	18,982	4,214	5,701	4,640	5,127	5,536
Net securities gains (losses)	1,200	17	(18)	268	293	42
Other operating expenses (2)	17,148	9,455	19,473	18,598	17,105	17,113

Income before income taxes	12,424	2,365	2,294	1,258	2,088	3,126
Income tax (benefit) expense	(83)	698	782	130	398	810
Net income from continuing operations	12,507	1,667	1,512	1,128	1,690	2,316
Net income (loss) from discontinued operations	45	129	207	(169)	241	(429)

Net income	$12,552	$1,796	$1,719	$959	$1,931	$1,887

Net income available to common stockholders	$12,355	$1,677	$1,476	$825	$1,931	$1,887

Consolidated per share data:
Earnings:
Basic:
Continuing operations	$3.51	$0.66	$0.55	$0.43	$0.72	$0.94
Discontinued operations	0.01	0.06	0.09	(0.07)	0.10	(0.17)

Net income	$3.52	$0.72	$0.64	0.36	$0.82	$0.77

Diluted:
Continuing operations	$3.46	$0.66	$0.54	$0.43	$0.72	$0.94
Discontinued operations	0.01	0.05	0.09	(0.07)	0.10	(0.18)

Net income	$3.47	$0.71	$0.63	$0.36	$0.82	$0.76

Cash dividends	$0.18	$0.18	$0.36	$0.36	$0.36	$0.36

Selected balance sheet data:
Total assets	$596,393	$627,984	$622,607	$598,148	$598,274	$556,801
Loans receivable	309,913	367,284	382,309	393,651	409,194	425,571
Deposits	401,118	374,617	384,197	385,386	363,374	364,554
Borrowings	126,706	199,326	183,025	162,389	186,830	147,564
Total stockholders’ equity	64,954	50,366	50,906	47,317	40,273	40,850
Other ratios:
Return on average assets	4.09%	0.57%	0.28%	0.16%	0.33%	0.34%
Return on average equity	38.23%	7.03%	3.47%	2.14%	4.63%	4.59%
Average equity to average total assets	10.69%	8.18%	8.10%	7.35%	7.23%	7.37%
Common dividend payout ratio	5.11%	25.02%	56.64%	101.14%	44.10%	46.77%

(1)	Includes primarily fees for deposits, investment brokerage and trust services to customers, and gains on the sale of loans. In the 184-day period ended June 30, 2011, the total further includes a $15.4 million bargain purchase gain.
(2)	Includes salaries, employee benefits, occupancy, equipment and other expenses. In the 184-day period ended June 30, 2011, the total further includes merger related expenses totaling $3.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Presentation

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (“the Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

Recognize Assets Acquired and Liabilities Assumed: Because neither Northeast Bancorp, the Predecessor Company (the acquired company) nor FHB (the accounting acquirer) exist as separate entities after the merger, a new basis of accounting at fair value for the Successor Company’s assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). The Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

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

Subsequent to the year ending June 30, 2011, certain assets of NBIG, the Company’s insurance subsidiary, were sold. Accordingly, operations of NBIG have been presented as discontinued operations in the Company’s Consolidated Financial Statements, and referenced as such herein.

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

While in prior years, we have emphasized the sale of property and casualty insurance products through the Bank’s insurance agency subsidiary, Northeast Bank Insurance Group, Inc., effective September 1, 2011, we sold the customer lists and certain other assets of NBIG in two transactions to two Maine-based insurance agencies. NBIG’s insurance agency office in Berwick was sold to Brad Scott, a former senior manager of NBIG and will operate under the name Spence & Matthews. The agency offices in Southern, Western and Central Maine were sold to the Varney Agency, Inc. of Bangor, Maine. The aggregate sale price of these assets was $9.7 million, which after expenses and taxes had the effect of increasing the Company’s tangible equity by approximately $8.4 million. We intend to develop programs to refer Bank customers with insurance needs to Spence & Matthews and the Varney Agency, and as such, NBIG is expected to continue operations in order to facilitate any such referrals.

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

Results of Operations – Continuing Operations

Comparison of 184 Days Ended June 30, 2011, 181 Days Ended December 28, 2010 and Fiscal Year Ended June 30, 2010

Overview

Successor Company

For the 184 days ended June 30, 2011, we reported net income from continuing operations of $12.5 million, or $3.46 per diluted share. The significant factors affecting the Company’s net income from continuing operations for the 184 days ended June 30, 2011 were:

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

•

An increase in intangible amortization expense resulting from a new $6.3 million core deposit intangible (“CDI”) asset recorded in connection with the Merger. The amortization of the CDI is based on an accelerated method.

Predecessor Company

For the 181 days ended December 28, 2010, we reported net income from continuing operations of $1.7 million, or $0.66 per diluted share. The significant factors affecting the Company’s net income from continuing operations for the 181 days ended December 28, 2010 were:

•

A 28 basis point reduction in the net interest margin, compared to Fiscal 2010, due in part to a significant increase in short term investments on the balance sheet, which rose to $58.6 million as of the merger date, the result of loan pay-downs and mortgage-backed securities amortization. This produced a negative interest spread between the interest earned on cash balances and interest paid on deposits and borrowings.

•	Gains on the sales of residential loans in the secondary market of $1.9 million, which exceeded the $1.3 million earned for the twelve months ended June 30, 2010, due to increased refinance activity.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Successor Company			Predecessor Company
	184 days ended June 30, 2011			181 days ended December 28, 2010			Twelve Months Ended June 30, 2010			Twelve Months Ended June 30, 2009
	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate	Average Daily Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities (1)	$143,894	$1,680	2.32%	$161,894	$3,182	3.96%	$163,601	$7,623	4.66%	$152,051	$7,922	5.21%
Loans (2)(3)(4)	337,630	11,544	6.78%	385,286	11,210	5.87%	392,398	23,803	6.07%	405,611	25,888	6.38%
Regulatory stock	5,550	28	1.00%	5,486	18	0.66%	5,486	36	0.66%	5,392	99	1.84%
Short-term investments (5)	75,080	90	0.24%	39,212	39	0.20%	8,761	12	0.14%	5,162	62	1.20%

Total interest-earning assets/interest income/average rates earned	562,154	13,342	4.71%	591,878	14,449	4.92%	570,246	31,474	5.52%	568,216	33,971	5.98%

Non-interest earning assets:
Cash & due from banks	3,432			3,340			5,967			6,231
Bank premises and equipment, net	8,153			8,006			8,592			9,010
Other assets	35,533			32,620			32,575			31,616
Allowance for loan losses	(18)			(5,902)			(5,915)			(5,761)

Total non-interest earning assets	47,100			38,064			41,219			41,096

Total assets	$609,254			$629,942			$611,465			$609,312

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW	$56,386	$160	0.56%	$53,780	$183	0.69%	$48,271	$379	0.79%	$45,814	$454	0.99%
Money market	52,238	135	0.51%	55,955	213	0.77%	43,974	532	1.21%	29,021	544	1.87%
Savings	34,799	67	0.38%	38,303	99	0.52%	29,366	181	0.62%	19,515	69	0.36%
Time	207,251	1,303	1.25%	196,318	2,301	2.36%	224,399	6,023	2.68%	240,371	8,301	3.45%

Total interest-bearing deposits	350,674	1,665	0.94%	344,356	2,796	1.64%	346,010	7,115	2.06%	334,721	9,368	2.80%
Short-term borrowings (6)	19,764	76	0.76%	53,873	376	1.41%	42,940	654	1.52%	36,412	718	1.97%
Borrowed funds	115,798	1,101	1.89%	117,688	2,365	4.05%	116,160	4,786	4.12%	134,676	5,673	4.21%
Junior subordinated debentures	7,921	365	9.14%	16,496	340	4.16%	16,496	759	4.60%	16,496	959	5.81%

Total interest-bearing liabilities/ interest expense/average rates paid	494,157	3,207	1.29%	532,413	5,877	2.23%	521,606	13,314	2.55%	522,305	16,718	3.20%

Interest-bearing liabilities of discontinued operations (8)	2,134			2,462			2,842			3,994
Non-interest bearing liabilities:
Demand deposits and escrow accounts	43,761			37,941			34,186			33,616
Other liabilities	4,075			5,576			3,332			4,601

Total liabilities	544,127			578,392			561,966			564,516
Stockholders’ equity	65,127			51,550			49,499			44,796

Total liabilities and stockholders’ equity	$609,254			$629,942			$611,465			$609,312

Net interest income		$10,135			$8,572			$18,160			$17,253

Interest rate spread			3.42%			2.69%			2.97%			2.78%
Net interest margin (7)			3.58%			2.92%			3.18%			3.04%

(1)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Interest income and yield are stated on a fully tax-equivalent basis using a 30.84% tax rate.
(2)	Non-accruing loans are included in computation of average balance, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.
(3)	Interest income on loans includes amortization of net deferred cost of $127 for 184 days ended June 30, 2011, $234 for 181 days ended December 28, 2010, $617 in fiscal 2010, and $871 in fiscal 2009.
(4)	Includes Loans Held-for-Sale.
(5)	Short term investments included FRB deposits in excess of reserves and other interest-bearing deposits.
(6)	Short-term borrowings included securities sold under repurchase agreement and sweep accounts.
(7)	Net interest margin percentage is calculated as net interest income divided by total interest-earning assets.
(8)	The effect of interest-bearing liabilities associated with discontinued operations has been excluded from the calculation of average rates paid, interest rate spread, and net margin.

Successor Company

The net interest margin improved during the 184-day period ended June 30, 2011, compared to recent prior periods, principally through lower interest costs incurred on interest-bearing liabilities and by funding a larger proportion of earning assets with noninterest-bearing liabilities. For the period, the 3.58% net interest margin earned was 66 basis points higher than that earned for the 181 days ended December 28, 2010, and 40 basis points higher than in Fiscal 2010. Lower costs for interest-bearing liabilities, which were 94 basis points below that incurred in the 181-day period and 126 basis points lower than in Fiscal 2010, benefitted significantly from the application of acquisition accounting adjustments in connection with the Merger. The Bank’s certificates of deposit, FHLB advances and structured repurchase agreements all had premium purchase accounting adjustments, which are amortized into and reduce interest expense. This is offset in part by amortization of a discount on the Company’s junior subordinated debentures, which is amortized into and increases interest expense. For the 184-day period, the net positive effect of this amortization on the cost of interest-bearing liabilities was $1.9 million, or 79 basis points. The remainder of the reduction in the cost of interest-bearing liabilities compared to the 181-day period and Fiscal 2010 was principally the result of time deposit renewals at lower interest rates, which is a function of the relatively low level of market interest rates.

Offsetting in part the positive effect of the reduction in funding costs was a reduction in the yield on earning assets, which declined by 21 basis points compared to the 181-day period ended December 28, 2010 and by 81 basis points compared to Fiscal 2010. This result was caused in large part by the application of acquisition accounting adjustments that had a positive effect on interest income from loans and a negative impact on interest income from available for sale securities. While the overall loan yield increased by 91 basis points compared to the 181-day period, investment yields more than offset that effect, dropping by 164 basis points by comparison with the 184-day period. In late June 2010, the Company restructured a significant portion of its securities portfolio, and realized $1.2 million in net gains. The securities repurchased with those sales proceeds were reinvested in late June 2011 in a mix of U.S. government guaranteed term and mortgage-backed securities at lower yields than previously earned. At June 30, 2011, the weighted average yield on the Company’s securities portfolio is approximately 2.1%.

Predecessor Company

Net interest income for the 181 days ended December 28, 2010 was $8.5 million compared to $17.9 million for the twelve months ended June 30, 2010. The net interest margin for the 181 days ended December 28, 2010 was 2.92%, a decrease of 26 basis points compared to the net interest margin for the twelve months ended June 30, 2010 of 3.18%. The yield on earning assets decreased to 4.92% from 5.52% due to lower yields earned on investment securities and the increase in the volume of low-yielding short-term investments. The lower yields on investment securities were due to replacing the high level of principal amortization on mortgage-backed securities received with lower yielding bonds. The yield on interest-bearing liabilities was 2.23% for the 181 days ended December 28, 2010 and 2.55% for the twelve months ended June 30, 2010. This 32 basis point decline was primarily due to a decrease in interest paid on deposits, as the Bank lowered rates paid on most of its deposit product offerings during the 181-day period ended December 28, 2010.

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

For additional information on the allowance for loan losses, see “Asset Quality.”

Noninterest Income

Successor Company

Noninterest income for the 184 days ended June 30, 2011 totaled $20.2 million, which includes a non-recurring bargain purchase gain of $15.4 million resulting from the application of the acquisition method of accounting. During the period, the Company also realized net securities gains totaling $1.2 million. The remaining noninterest income earned in the period totaled $3.6 million, which on an annualized basis was 23% higher than that earned in Fiscal 2010. Investment commission income, on an annualized basis was 39% higher than during Fiscal 2010, a difference that is in part seasonal in nature. Gains on sales of residential mortgage loans in the secondary market, net of a $27 thousand net loss on sales of portfolio loans (principally indirect consumer loans), also increased on an annualized basis relative to Fiscal 2010.

Predecessor Company

Noninterest income for the 181 days ended December 28, 2010 was $4.2 million. Customer service fees, on an annualized basis, were lower than the twelve months ended June 30, 2010 due to a reduction in overdraft protection fees. Gains on the sales of loans of $1.9 million for the 181 days ended December 28, 2010 exceeded the Fiscal 2010 amount of $1.3 million due to a significant increase in the volume of loans sold driven by an increase in refinance activity during the period. Investment commissions, on an annualized basis, increased compared to the twelve months ended June 30, 2010 from an increase in business volume.

Noninterest Expense

Successor Company

Noninterest expense for the 184 days ended June 30, 2011 was $17.1 million, and includes two non-recurring items: $3.2 million of non-recurring merger related expenses and $450 thousand of retention payments paid in connection with the Merger. Noninterest expense also included the compensation and premises costs for the new, Boston-based senior management team and the staff for the Company’s two new business initiatives, the Loan Acquisition and Servicing Group and Online Deposit Program. Intangible assets amortization expense was significantly higher in the period, due to the core deposit intangible asset resulting from merger accounting.

Predecessor Company

Noninterest expense for the 181 days ended December 28, 2010 was $9.5 million. On an annualized basis, noninterest expense for the 181 days ended December 28, 2010 was $406 thousand lower than the twelve months ended June 30, 2010. Merger-related expenses incurred during the 181 days ended December 28, 2010 were lower than in Fiscal 2010 by $453 thousand. In addition, there was no goodwill impairment expense incurred in the 181 days ended December 28, 2010 as compared to $408 thousand recorded in Fiscal 2010. Partially offsetting the aforementioned declines was an annualized increased in professional fees of $181 thousand.

Income Taxes

Successor Company

Within the operating results for the 184-day period ended June 30, 2011, both the bargain purchase gain and merger-related expenses are not subject to Federal income tax. The Company’s BOLI income ($258 thousand) and municipal interest income ($76 thousand) are also non-taxable. The income tax benefit of $83 thousand recorded for the 184 days ended June 30, 2011 reflects the exclusion of these items, as well as the recognition of $91 thousand of low-income housing tax credits.

Predecessor Company

Income tax expense recorded for the 181 days ended December 28, 2010 was $698 thousand, resulting in an effective income tax rate of 29.5% compared to 34.1% for the twelve months ended June 30, 2010. The lower effective income tax rate in the 181 days ended December 28, 2010 compared to that of Fiscal 2010 was due principally to the higher level of non-deductible merger-related expenses incurred in Fiscal 2010.

See the Note 14 of the Consolidated Financial Statements for additional information on income taxes.

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Overview

For the fiscal year ended June 30, 2010 (“fiscal 2010”), we reported net income from continuing operations of $1.5 million, or $0.54 per diluted share, as compared to $1.1 million, or $0.43 per diluted share, for the fiscal year ended June 30, 2009 (“fiscal 2009”), an increase of $400 thousand, or 36%. This increase was attributable to increases in net interest and noninterest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expenses.

Net interest income increased by 5% in fiscal 2010 as compared to fiscal 2009. This increase was primarily due to an increase in our net interest margin of 14 basis points compared to fiscal 2009. Average interest earning assets increased approximately $2.0 million as compared to the average interest earning assets in fiscal 2009. Noninterest income increased 16% during fiscal 2010, primarily from increased fees and services charges on loans and deposits, gain on sale of residential real estate loans, and investment brokerage commission revenue. These increases were partially offset by losses realized on the sale of personal property and real estate acquired, and lower net securities gains. The provision for loan losses decreased 11% primarily due to a decrease in net credit losses of $0.2 million in fiscal 2010 compared to fiscal 2009. Noninterest expense increased 5% during fiscal 2010, which was primarily due to goodwill impairment expense and professional fees for legal, accounting, and investment banking fees related to the pending merger with FHB Formation, LLC. Neither goodwill impairment nor merger-related expenses are deductible for income tax purposes.

Net Interest Income

Net interest income increased by $900 thousand, or 5%, during fiscal 2010, primarily as a result of an increase in net interest margin. Average interest earning assets also increased $2.0 million, or less than 1%, during fiscal 2010 resulting from an increase in average available-for-sale securities of $11.5 million and an increase in average interest-bearing deposits and regulatory stock of $3.7 million, partially offset by a decrease in average loans of $13.2 million. The increase in average investment securities was due to increases in mortgage-backed securities that were used as collateral for FHLB advances and letters of credit, and securities sold under agreements to repurchase. The overall decrease in average loans was due to the decrease in average commercial, construction and consumer loans of $31.2 million, partially offset by an $18.0 million increase in average loans held-for-sale, residential real estate and commercial real estate loans. Average interest-bearing deposits increased by $11.3 million, or 3%, during fiscal 2010 primarily due to an increase in average negotiable order of withdrawal (“NOW”), money market and savings accounts, which increased by $27.3 million, or 29%, partially offset by the decrease in brokered deposits of $7.4 million and certificate of deposit accounts of $8.6 million, or 7%. Average short-term borrowings increased during fiscal 2010 by $6.5 million, or 18%. Average borrowings decreased $18.5 million, or 14%, primarily from decreases in advances from the FHLB Boston and advances from Fed Discount Window borrower-in-custody program. The yield on average interest earning assets decreased 46 basis points, to 5.52%, in fiscal 2010. The cost of funds decreased 65 basis points, to 2.55%, due to a decrease in the cost of interest-bearing deposits. The table provided on pages 35 and 36 shows the average balances, yields and rates of assets, liabilities, and stockholders’ equity of the Company for fiscal 2010 and fiscal 2009. The table below shows the changes from 2009 to 2010 in net interest income by category due to changes in rate and volume.

Rate/Volume Analysis for the Year Ended

June 30, 2010 versus June 30, 2009

	Differences due to:
	Volume	Rate	Total
	(Dollars in thousands)
Investments	$577	$(939)	$(362)
Loans, net	(827)	(1,258)	(2,085)
FHLB deposits & other	27	(77)	(50)

Total interest-earning assets	(223)	(2,274)	(2,497)

Deposits	307	(2,560)	(2,253)
Short-term borrowings	115	(179)	(64)
Borrowings	(815)	(272)	(1,087)

Total interest-bearing liabilities	(393)	(3,011)	(3,404)

Net interest income	$170	$737	$907

Rate/volume amounts that are partly attributable to rate and volume are spread proportionately between volume and rate based on the direct change attributable to rate and volume. Borrowings in the table above include FHLB advances, obligation under capital leases, structured repurchase agreements and junior subordinated debentures. The adjustments to interest income and yield required to make the presentation on a fully tax equivalent basis were $212 thousand and $205 thousand for the twelve months ended June 30, 2010 and 2009, respectively.

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

Noninterest Income

Noninterest income for the fiscal years ended June 30, 2010 and 2009 was $5.7 million and $4.9 million, respectively, an increase of $800 thousand, or 16%, in fiscal 2010.

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

Bank owned life insurance (BOLI) income of $502 thousand increased $11 thousand, or 2%, during fiscal 2010. The average interest yield, net of mortality cost, was 3.86% in fiscal 2010 compared to 3.92% in fiscal 2009. The additions to cash surrender value are based on this average interest yield. These interest rates are determined by the life insurance companies and are reset quarterly or annually. Each policy is subject to minimum interest rates.

Other noninterest income of $377 thousand decreased $252 thousand, or 40%, during fiscal 2010. This decrease was primarily the result of decreases in trust income of $98 thousand due to exiting pension administration services, in the gains from purchase and sale of covered calls of $29 thousand, and an increase in losses from the disposition of acquired assets of $239 thousand.

Noninterest Expense

Noninterest expense for fiscal years ended June 30, 2010 and 2009 was $19.5 million and $18.6 million, respectively, an increase of $875 thousand, or 5%.

Salaries and employee benefits expense in fiscal 2010 was $9.9 million, an increase of $278 thousand, or 3%, compared to fiscal year 2009. This increase was primarily the result of an expansion of sales and processing staff for the mortgage loan origination division. Further, increased gains on sales of residential real estate and increased investment commissions resulted in increased compensation expense in fiscal 2010 compared to the prior year. This increase in compensation expense was partially offset by a decrease in medical plan benefits expense which returned to more normal levels as compared to fiscal 2009.

Occupancy expense of $3.0 million in fiscal 2009 decreased $255 thousand, or 8%, in fiscal 2010. This decrease was largely attributable to lower depreciation and equipment expense, as well as decreased building repair and maintenance expense of $36 thousand, ground maintenance expense of $36 thousand and utilities expense of $50 thousand.

Goodwill of $408 thousand related to a bank acquisition in 1990 and carried on the balance sheet of Northeast Bancorp was impaired and expensed at June 30, 2010. The level one test required under ASC 350-20-35, “Intangibles-Goodwill and Other, Subsequent Measurement,” determined that the fair value of the Company was less than its carrying value. The fair value of the Company common stock of $13.93 per share was based on a fairness opinion. Since the level one test was not met, the fair valuing of the Company’s consolidated balance sheet was performed. The implied goodwill resulting from subtracting the fair value of the net assets from the fair value of the Company was less than the carrying amount of $408 thousand. This result required the entire balance of goodwill on the balance sheet of the Company to be written off. The Company passed the level one test at June 30, 2009. The goodwill carried on the balance sheet of NBIG passed the level one test so no impairment was recognized.

Other noninterest expense of $4.3 million in 2009 decreased $333 thousand, or 8%, during fiscal year 2010. Other noninterest expense decreased during fiscal 2010 compared to the prior year primarily as the result of decreases in loan expenses of $74 thousand due to lower collection and problem loan workout expenses, deposit expenses of $59 thousand due to fraud losses, and a net decrease in other-than-temporary impairment expense on equity and non-marketable securities of $204 thousand for fiscal 2010 compared to the prior year. The other-than-temporary impairment expenses resulted from the periodic analysis by management of impaired securities pursuant to which management determined that recovery of cost was unlikely within a reasonable period of time for certain equity, bank–issued trust preferred securities, and non-marketable securities. The impairment expense includes no credit component impairment in fiscal 2010 compared to $99 thousand of credit component impairment on debt securities in fiscal 2009. Decreases in other noninterest income were somewhat offset by increases in FDIC insurance and director fees of $26 thousand and $41 thousand, respectively, during fiscal 2010.

The Company’s effective tax rate was 34.1% and 10.3% for the fiscal years ended June 30, 2010 and 2009, respectively. The expenses recognized for goodwill impairment and the pending merger are not deductible for income tax purposes. See Note 14 in the Consolidated Financial Statements for additional information.

Comprehensive Income

The Company’s total comprehensive income, including results of discontinued operations, was $4.6 million and $3.7 million during 2010 and 2009, respectively. Comprehensive income differed from our net income in 2010 and 2009 due to the change in the fair value of available-for-sale securities, net of income tax and change in fair value of purchased interest rate caps and interest rate swaps, net of income tax. In fiscal 2010, there was a net increase in fair value of $3.3 million attributable to an increase in net unrealized gains on available-for-sale securities, net of income tax and a decrease in fair value of $412 thousand on the unrealized losses on purchased interest rate caps and interest rate swaps, net of income tax. There was a net increase in fair value in fiscal 2009 of $2.8 million in the unrealized gains on available-for-sale securities, net of income tax. See the Consolidated Statements of Changes in Shareholders’ Equity and Note 18 in the Consolidated Financial Statements for additional information.

Results of Operations – Discontinued Operations

Overview

Subsequent to the Company’s fiscal year ended June 30, 2011, the Company sold intangible assets (principally customer lists) and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”) to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine acquired nine agency locations, including Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The Berwick, Maine agency office, which will operate under the name of Spence & Matthews, was acquired by Bradley Scott, a member of NBIG’s senior management team. Also in connection with the transaction, the Company repaid borrowings associated with NBIG totaling $2.1 million. Customer lists and certain fixed assets of individual NBIG agency offices were also sold in fiscal 2011 and 2010. See Note 7 of the Consolidated Financial Statements for additional information.

The gain associated with the disposition of NBIG assets on August 31, 2011 was recorded in the first quarter of fiscal 2011 upon consummation of the sale. However, for comparability purposes, operations associated with NBIG for the periods presented have been classified as discontinued in the Consolidated Financial Statements.

Comparison of 184 Days Ended June 30, 2011, 181 Days Ended December 28, 2010 and Fiscal Year Ended June 30, 2010

Successor Company

For the 184 days ended June 30, 2011, the Company reported net income from discontinued operations of $45 thousand, or $0.01 per diluted share. The most significant factors affecting the Company’s net income from discontinued operations for the 184 days ended June 30, 2011 included an increase in intangible amortization expense resulting from intangible assets recorded in connection with the Merger.

Predecessor Company

For the 181 days ended December 28, 2010, the Company reported net income from discontinued operations of $129 thousand, or $0.05 per diluted share. Net income from discontinued operations for the period includes a $105 thousand gain on sale of customer lists and fixed assets associated with the Company’s Jackman, Maine insurance agency office.

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Predecessor Company

For year ended June 30, 2010, the Company reported net income from discontinued operations of $207 thousand, or $0.09 per diluted share, an increase of $376 thousand from fiscal 2009. Net income from discontinued operations for the period includes a $245 thousand gain on sale of customer lists and fixed assets associated with the Company’s Mexico, Maine and Rangeley, Maine insurance agency offices. Absent the gain on sale, the primary factor contributing to increased net income from discontinued operations in the 2010 fiscal year was increased insurance commissions of $348 thousand, offset by increases in operating expenses of $81 thousand.

Financial Condition

Overview

The Company’s total assets were $596.4 million at June 30, 2011, representing a decrease of $26.2 million, or 4%, compared to $622.6 million at June 30, 2010. This reduction in assets was undertaken, in part, to increase the Company’s Tier 1 leverage ratio, which increased from 8.40% at June 30, 2010, and from 9.57% immediately post-Merger, to 10.35% at June 30, 2011. In connection with regulatory approvals for the Merger, the Company is required to maintain a Tier 1 leverage ratio of 10% or greater, effective June 30, 2011.

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

	Successor Company
	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2011
U.S. Government sponsored enterprises	$—	0.00%	$48,737	1.78%	$—	0.00%	$—	0.00%	$48,737	1.78%
Mortgage-backed securities	—	0.00%	528	4.17%	37,760	3.02%	61,270	3.36%	99,558	3.23%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	451	7.92%	451	7.92%
Equity securities	216	7.71%	—	0.00%	—	0.00%	—	0.00%	216	7.71%

	$216	7.71%	$49,265	1.81%	$37,760	3.02%	$61,721	3.39%	$148,962	2.78%

	Predecessor Company
	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2010
U.S. Government sponsored enterprises	$—	0.00%	$5,012	1.50%	$2,636	3.00%	$1,001	5.03%	$8,649	2.37%
Mortgage-backed securities	161	4.79%	7,569	4.21%	12,559	5.01%	113,573	4.79%	133,862	4.78%
Municipal bonds (Tax equivalent yields)	—	0.00%	—	0.00%	2,168	5.84%	9,839	5.82%	12,007	5.82%
Corporate bonds	1,030	6.34%	—	0.00%	—	0.00%	—	0.00%	1,030	6.34%
Collateralized Mortgage Obligations	—	0.00%	—	0.00%	—	0.00%	7,423	4.43%	7,423	4.43%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	441	6.12%	441	6.12%
Equity securities	776	3.37%	—	0.00%	—	0.00%	—	0.00%	776	3.37%

	$1,967	5.04%	$12,581	3.13%	$17,363	4.81%	$132,277	4.85%	$164,188	4.72%

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

The following table summarizes the scheduled repayments of Northeast’s loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year:

	1 Year Or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Loans
	(Dollars in thousands)
Mortgages:
Residential	$42,445	$27,566	$10,378	$65,088	$145,477
Commercial	36,407	77,668	1,461	2,225	117,761
Construction	2,015	—	—	—	2,015

Non-mortgage loans:
Commercial	14,415	7,612	198	—	22,225
Consumer and other	764	4,726	6,156	10,789	22,435

Total loans	$96,046	$117,572	$18,193	$78,102	$309,913

Type of interest rate:
Predetermined rate, maturity greater than 1 year	$112,797
Floating or adjustable rate due after 1 year	101,070

Total due after 1 year:	$213,867

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

The Merger was accounted for under ASC 805, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, were recorded at fair value as of the date of the Merger. No allowance for loan losses related to the acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporated assumptions regarding credit risk. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC 820. The fair value estimates associated with acquired loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.

The fair value adjustments recorded at December 29, 2010 in connection with loans acquired through the Merger follow:

	Predecessor Company	Fair Value Adjustment	Successor Company
	(Dollars in thousands)
Mortgage loans:
Residential	$99,888	$(37)	$99,851
Commercial	118,602	(1,549)	117,053
Construction	9,311	(188)	9,123
Home equity	52,308	(500)	51,808

	280,109	(2,274)	277,835
Other loans:
Commercial business	27,529	(1,815)	25,714
Consumer	59,647	(1,455)	58,192

Total	$367,285	$(5,544)	$361,741

Certain loans acquired through the Merger, and others acquired subsequently, were identified as having evidence of credit deterioration since their origination, and it was probable that the Company would not collect all contractually required principal and interest payments. Purchased credit impaired (“PCI”) loans identified at the time of the acquisition were accounted for using the measurement provisions set forth in ASC 310-30. PCI loans were recorded at fair value at the date of acquisition and the historical allowance for credit losses related to these loans was not carried over.

A nonaccretable difference was established in acquisition accounting for PCI loans to absorb losses expected at that time on those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for loan losses.

Substantially all of the Company’s PCI loans are accounted for as individual loans. The following table details purchased credit impaired loans identified at the Merger date of December 29, 2010.

	At December 29, 2010
	Residential real estate and Consumer	Commercial real estate and Commercial business	Total
	(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Loan carrying amount	$1,535	$3,170	$4,705

The following table details PCI loans acquired after the Merger through June 30, 2011.

During the 184 Days ended June 30, 2011
Commercial real estate and Commercial business
(Dollars in thousands)
Contractually required payments receivable	$159
Nonaccretable difference	(159)

Cash flows expected to be collected	0
Accretable yield	0

Loan carrying amount	$0

The change in accretable yield during the 184 days ended June 30, 2011 related to loans acquired with deteriorated credit quality follows.

(Dollars in thousands)
Beginning balance	$1,690
Accretion	(872)
Acquisitions	0
Reclassifications from nonaccretable difference	0

End balance	$818

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

The goodwill assets previously held by the Company ($4.1 million as of June 30, 2010) were eliminated in conjunction with acquisition accounting for the Merger. Other intangible assets totaled $13.1 million and $7.3 million, respectively, at June 30, 2011 and 2010. At June 30, 2011, intangible assets consisted of $5.7 million of core deposit intangible assets recorded in connection with the Merger and $7.4 million of intangible assets related to previous insurance agency acquisitions, principally the value of customer lists. Intangible assets are subject to impairment testing annually. There was no intangible impairment expense recognized in either the 181 day period ended December 28, 2010 or the 184 day period ended June 30, 2011. Goodwill impairment expense of $408 thousand was recognized in fiscal 2010.

Deposits

The Company’s principal source of funding is its core deposit accounts. Total deposits of $401.1 million as of June 30, 2011 were $16.9 million, or 4% higher than the $384.2 million outstanding as of June 30, 2010. The increase was result of growth in certificates of deposit of $10.0 million, an increase in demand deposits of $12.9 million, and an increase in savings and interest checking accounts of $0.8 million, offset in part by a decrease in money market accounts of $6.9 million. Most growth during Fiscal 2011 has been the result of certificates of deposit promotions and a shift of approximately $10.7 million from sweep accounts into demand deposits. The latter shift resulted from management’s decision to discontinue its sweep product offering in the third quarter of Fiscal 2011.

The following tables set forth certain information relative to the composition of Northeast’s average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Successor Company			Predecessor Company
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010			Twelve Months Ended June 30, 2010			Twelve Months Ended June 30, 2009
	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit	Amount	Rate	% of Deposit
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$43,761	0.00%	11.10%	$37,941	0.00%	9.92%	$34,186	0.00%	8.99%	$33,616	0.00%	9.12%
Regular savings	34,799	0.38%	8.82%	38,303	0.52%	10.02%	29,366	0.62%	7.73%	19,515	0.36%	5.30%
NOW and money market	108,624	0.54%	27.54%	109,735	0.73%	28.70%	92,245	0.99%	24.26%	74,835	1.33%	20.32%
Time deposits	207,251	1.25%	52.54%	196,318	2.36%	51.36%	224,399	2.68%	59.02%	240,371	3.45%	65.26%

Total average deposits	$394,435	0.84%	100.00%	$382,297	1.47%	100.00%	$380,196	1.87%	100.00%	$368,337	2.54%	100.00%

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $93.2 million. Information concerning the maturities of these accounts is set forth below:

Balance
(Dollars in thousands)
3 months or less	$14,450
Over 3 through 6 months	3,960
Over 6 through 12 months	18,356
Over 12 months	56,409

Total certificates of deposit $100,000 & over	$93,175

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

The following table sets forth FHLB advances maturing in one year or less, as of the time periods indicated:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate
	(Dollars in thousands)
Balance at period end	$—	0.00%	$8,000	4.37%	$3,000	4.99%	$2,815	3.14%
Average outstanding during period	1,261	4.37%	7,144	4.41%	1,214	3.47%	21,942	4.06%
Maximum outstanding at any period end	8,000		8,000		3,460		43,220

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

The table below sets forth certain information about Northeast’s short-term borrowings for the periods indicated:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Weighted Rate
	(Dollars in thousands)
Balance at period end	$2,515	1.52%	$62,737	1.13%	$46,168	1.49%	$34,435	1.55%
Average outstanding during period	19,765	0.76%	53,873	1.41%	42,939	1.52%	36,412	1.97%
Maximum outstanding at any period end	62,034		62,737		47,821		39,765

Short-term borrowings consist of securities sold under agreements to repurchase and other sweep accounts. These products are no longer offered and account balances are winding down. Securities sold under agreements to repurchase were collateralized by mortgage-backed and U.S. Government-sponsored enterprise securities with a fair value of $0 and amortized cost of $0 at June 30, 2011, a fair value of $57.7 million and amortized cost of $55.9 million at December 28, 2010, and a fair value of $45.0 million and amortized cost of $42.8 million at June 30, 2010 and a fair value of $31.0 million and amortized cost of $30.1 million at June 30, 2009. Sweep accounts had Federal Home Loan Bank Letter of Credit coverage of $7.0 million, $16.8 million, $17.5 million and $12.4 million at June 30, 2011, December 28, 2010, June 30, 2010 and June 30, 2009, respectively. Securities sold under these agreements were under the control of the Company throughout 2011, 2010 and 2009. These borrowings were scheduled to mature within 180 days.

There were no balances outstanding at June 30, 2011 and 2010, respectively, for advances under the Fed Discount Window Borrower-in-custody program. The advance capacity was reduced during Fiscal 2011 due to the sale of municipal bonds and a significant portion of our indirect loan portfolio, which had served as our primary collateral for this program. The available credit under the program had decreased to $1.0 million at June 30, 2011 compared to $19.1 million at June 30, 2010.

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

The Company’s allowance for loan losses was $0.4 million as of June 30, 2011. This amount reflects the application of the acquisition method of accounting for the Merger, and is therefore not comparable to the allowance for loan losses of $5.8 million at June 30, 2010. The allowance for loan losses represented 0.14% of total loans at June 30, 2011 and 1.62% immediately prior to the transaction date and was 1.52% of total loans at June 30, 2010. The allowance for loan losses was set to zero on the date of the transaction when the loan portfolio was marked to its then current fair value. Since that date, the Company is creating a new allowance, as new loans are booked or in the event that credit exposure in the pre-merger loan portfolio exceeds that estimated when fair values were determined.

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

A reserve for off-balance sheet credit risk is part of other liabilities. At June 30, 2011, this account balance was $11 thousand, compared to $23 thousand at June 30, 2010. The adequacy of this balance is subject to an analysis similar to the analysis applied to the allowance for loan losses by taking into consideration outstanding letters of credit and unadvanced construction loans.

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

The following table sets forth activity in Northeast’s allowance for loan losses for the periods indicated:

	Successor Company	Predecessor Company
	184 Days Ended	181 Days Ended	Twelve Months Ended
	June 30, 2011	Dec. 28, 2010	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Average loans outstanding during the period (1)	$332,684	$375,878	$388,700	$404,124	$413,794	$432,539

Total loans at end of period (1)	$309,913	$367,284	$382,309	$393,651	$409,194	$425,571

Allowance at beginning of period	$0	$5,806	$5,764	$5,656	$5,756	$5,496

Loans charged-off during the period:
Residential real estate	42	61	237	271	70	60
Commercial real estate	27	281	412	257	184	6
Commercial business	21	145	509	285	237	251
Consumer and other	216	372	827	1,401	632	538

Total loans charged-off	306	859	1,985	2,214	1,123	855

Recoveries on loans previously charged-off:
Residential real estate	—	53	34	3	—	1
Commercial real estate	8	4	12	49	6	26
Commercial business	2	26	23	77	134	4
Consumer and other	26	25	94	93	47	95

Total recoveries	36	108	163	222	187	126

Net loans charged off during the period	270	751	1,822	1,992	936	729
Provision for loan losses	707	912	1,864	2,100	836	989

Allowance at end of period	$437	$5,967	$5,806	$5,764	$5,656	$5,756

Ratio of net charge-offs to average loans outstanding	0.08%	0.20%	0.47%	0.49%	0.23%	0.17%

Allowance as a percentage of total loans	0.14%	1.62%	1.52%	1.46%	1.38%	1.35%

Allowance as a percentage of non-performing and nonaccrual loans (2)	5.49%	67.49%	65.67%	58.26%	73.43%	113.08%

(1)	Excludes loans held for sale.
(2)	At the Merger date, the application of the acquisition method of accounting eliminated the allowance for loan loss. The allowance for loan losses at June 30, 2011 reflects the estimated losses on loans originated post-merger and reserves allocated on impaired loans since December 28, 2010. This accounts for the decrease in the allowance as a percentage of nonperforming loans at June 30, 2011 in comparison to the prior periods presented.

Net charge-offs were $0.3 million during the 184 days ending June 30, 2011 and $0.8 million during the 181 days ended December 28, 2010, respectively, compared to $1.8 million in 2010. The decrease was primarily due to lower gross charge-offs in commercial and indirect consumer loans. Net charge-offs as a percentage of average loans outstanding were 0.08% and 0.20% for the 184 days ending June 30, 2011 and the 181 days ended December 28, 2010, respectively, and 0.47% for the year ended June 30, 2010.

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

Non-performing Assets

The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated:

	As of June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$1,916	$2,769	$1,620	$1,390	$439
Construction loans	121	—	—	101	—
Commercial real estate	1,164	1,310	2,384	1,430	1,444
Commercial business	420	1,169	1,982	1,638	708
Consumer and other	520	394	556	634	461

Total non-accrual loans	4,141	5,642	6,542	5,193	3,052

Current non-accrual loans	3,067	3,199	3,352	2,510	2,038
Past due 90 days or more and still accruing	751	—	—	—	—

Total non-performing loans	7,959	8,841	9,894	7,703	5,090
Acquired assets	690	1,292	673	678	—

Total non-performing assets	$8,649	$10,133	$10,567	$8,381	$5,090

Non-performing loans to total loans	2.57%	2.31%	2.51%	1.88%	1.20%
Non-performing assets to total assets	1.45%	1.63%	1.77%	1.41%	0.90%

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

At June 30, 2011, the Company had $3.1 million of nonperforming loans that were paying in accordance with their contractual terms. Nonperforming loans are returned to accrual status if a period of satisfactory repayment performance has been met and doubt no longer exists surrounding the ultimate collectability of all amounts contractually due. Generally, the Company considers six months of regular repayment as satisfactory performance. Loans modified in a TDR are initially classified as nonperforming until satisfactory repayment performance has occurred under the loan’s restructured terms. Included in nonperforming loans at June 30, 2011 were loans modified in a TDR totaling $859 thousand that were paying in accordance with their modified terms.

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

On December 12, 2008, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued 4,227 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 67,958 shares of the Company’s common stock (the “TARP Warrant”) to the U.S. Department of the Treasury (the “Treasury”) for aggregate proceeds of $4.2 million. For more information on the Series A Preferred Stock and the TARP Warrant issued to the Treasury in connection with the TARP Capital Purchase Program, see Notes 15 and 23 to the Company’s Consolidated Financial Statements included in this Annual Report.

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

A summary of the amounts of the Company’s (a) contractual obligations, and (b) other commitments with off-balance sheet risk, both at June 30, 2011, follows:

		Payments Due by Period
(Dollars in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
FHLB advances	$42,500	—	15,000	12,500	15,000
Structured Repurchase Agreements	65,000	—	55,000	10,000	—
Junior subordinated debentures	16,496	—	—	16,496	—
Capital lease obligation	2,075	164	353	429	1,129
Other borrowings	2,133	528	1,161	444	—

Total long-term debt	128,204	692	71,514	39,869	16,129
Operating lease obligations	1,924	795	626	332	171

Total contractual obligations	$130,128	1,487	72,140	40,201	16,300

		Amount of Commitment Expiration —Per Period
Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Commitments to extend credit (1)(3)	$5,058	5,058	—	—	—
Commitments related to loans held for sale (2)	6,558	6,558	—	—	—
Unused lines of credit (3)(4)	42,816	20,926	4,016	4,556	13,318
Standby letters of credit (5)	1,233	1,233	—	—	—

	$55,665	33,775	4,016	4,556	13,318

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.

(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data

To the Board of Directors

Northeast Bancorp

Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2011 (Successor) (1) and 2010 (Predecessor) (2) and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the period from December 29, 2010 through June 30, 2011 (Successor), the period from July 1, 2010 through December 28, 2010 (Predecessor), and each of the two years in the period ended June 30, 2010 and 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

March 12, 2012

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

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Periods Ended June 30, 2011 and December 28, 2010 and the Years Ended

June 30, 2010 and 2009

(Dollars in thousands, except share and per share data)

	Successor Company (1)	Predecessor Company (2)
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
Interest and dividend income:
Interest on loans	$11,544	$11,210	$23,803		$25,888
Taxable interest on available-for-sale securities	1,555	2,854	6,860		7,171
Tax-exempt interest on available-for-sale securities	76	231	476		454
Dividends on available-for-sale securities	11	26	75		92
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	28	18	36		99
Other interest and dividend income	90	39	12		62

Total interest and dividend income	13,304	14,378	31,262		33,766

Interest expense:
Deposits	1,665	2,796	7,115		9,368
Federal Home Loan Bank advances	535	918	1,798		2,471
Structured repurchase agreements	512	1,392	2,872		2,981
Short-term borrowings	76	376	654		718
Junior subordinated debentures issued to affiliated trusts	365	340	759		959
FRB borrower-in-custody	—	—	—		98
Obligation under capital lease agreements	54	55	116		123

Total interest expense	3,207	5,877	13,314		16,718

Net interest and dividend income before provision for loan losses	10,097	8,501	17,948		17,048
Provision for loan losses	707	912	1,864		2,100

Net interest and dividend income after provision for loan losses	9,390	7,589	16,084		14,948

Noninterest income:
Fees for services to customers	670	698	1,504		1,104
Net securities gains (losses)	1,200	17	(18	) )	268
Gain on sales of loans	830	1,867	1,264		827
Investment commissions	1,435	1,174	2,054		1,589
BOLI income	258	250	502		491
Bargain purchase gain	15,441	—	—		—
Other income	348	225	377		629

Total noninterest income	20,182	4,231	5,683		4,908

Noninterest expense:
Salaries and employee benefits	7,681	4,949	9,921		9,643
Occupancy and equipment expense	1,627	1,352	2,772		3,027
Professional fees	819	509	845		728
Data processing fees	543	521	1,025		912
Intangible assets amortization	663	—	—		—
Merger expense	3,189	94	547		—
Goodwill impairment	—	—	408		—
Other (3)	2,626	2,030	3,955		4,288

Total noninterest expense	17,148	9,455	19,473		18,598

Income from continuing operations before income tax (benefit) expense	12,424	2,365	2,294		1,258
Income tax (benefit) expense	(83)	698	782		130

Net income from continuing operations	$12,507	$1,667	$1,512		$1,128

Discontinued operations:
Income (loss) from discontinued operations	68	94	75		(260)
Gain on sale of discontinued operations	—	105	245		—
Income tax expense (benefit)	23	70	113		(91)

Net income from discontinued operations	45	129	207		(169)

Net income	$12,552	$1,796	$1,719		$959

Net income available to common stockholders	$12,355	$1,677	$1,476		$825

Weighted-average shares outstanding
Basic	3,492,933	2,330,197	2,321,894		2,319,830
Diluted	3,548,164	2,354,385	2,334,339		2,321,929
Earnings per common share:
Basic:
Income from continuing operations	$3.51	$0.66	$0.55		$0.43
Income (loss) from discontinued operations	0.01	0.06	0.09		(0.07)

Net income	$3.52	$0.72	$0.64		$0.36

Diluted:
Income from continuing operations	$3.46	$0.66	$0.54		$0.43
Income (loss) from discontinued operations	0.01	0.05	0.09		(0.07)

Net income	$3.47	$0.71	$0.63		$0.36

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Other expense for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the years ended June 30, 2010 and 2009 include available-for-sale security write downs of $7, $0, $135 and $487, net of $0, $0, $0, and $59 recognized in comprehensive income, pretax, respectively.

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

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2011, December 28, 2010 and for the Years Ended June 30, 2010 and 2009

(Continued)

(Dollars in thousands)

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Predecessor Company	Shares	Amount	Shares	Amount
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$—	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	—	—	—	—	—	—	—	1,796	—	1,796
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(10)	(10)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive income										(77)
Dividends on preferred stock	—	—	—	—	—	—	—	(106)	—	(106)
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(419)	—	(419)
Stock options exercised	—	—	7,500	8	—	54	—	—	—	62
Accretion of preferred stock	—	—	—	—	—	13	—	(13)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$—	$38,593	$2,473	$50,366

	Preferred Stock		Common Stock		Warrants	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Successor Company	Shares	Amount	Shares	Amount
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	$406	$33,685	$—	$—	$—	$36,427
Net income for 184 days ended June 30, 2011	—	—	—	—	—	—	—	12,552	—	12,552
Other comprehensive income net of tax:
Net unrealized loss on purchased interest rate caps and swap	—	—	—	—	—	—	—	—	(120)	(120)
Net unrealized gain on investments available for sale, net of reclassification adjustment	—	—	—	—	—	—	—	—	(106)	(106)

Total comprehensive income										12,326
Restricted Stock award	—	—	13,026	13	—	168	(181)	—	—	—
Voting common stock issued	—	—	965,815	965	—	12,489	—	—	—	13,454
Non-voting common stock issued	—	—	195,351	195	—	2,526	—	—	—	2,721
Stock options exercised	—	—	2,000	2	—	24	—	—	—	26
Dividends on preferred stock	—	—	—	—	—	—	—	(105)	—	(105)
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(631)	—	(631)
Accretion of preferred stock	—	—	—	—	—	87	—	(87)	—	—
Amortization of issuance cost of preferred stock	—	—	—	—	—	3	—	(3)	—	—
Stock award earned	—	—	—	—	—	—	18	—	—	18
Stock appreciation right activity	—	—	—	—	—	526	—	—	—	526
Option expense	—	—	—	—	—	192	—	—	—	192

Balance at June 30, 2011	4,227	$4	3,507,524	$3,507	$406	$49,700	$(163)	$11,726	$(226)	$64,954

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Periods Ended June 30, 2011 and December 28, 2010 and the Years Ended June 30, 2010 and 2009

(Dollars in thousands)

	Successor Company (1)	Predecessor Company (2)
	184 days ended June 30, 2011	181 days ended Dec. 28, 2010	2010	2009
Cash flows from operating activities:
Net income	$12,552	$1,796	$1,719	$959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	707	912	1,864	2,100
Provision for REO	114	113	—	—
Provision made for deferred compensation	112	106	197	166
Write-down of available-for-sale securities	7	—	135	428
Write-down of non-marketable securities	—	—	99	10
Write-down of goodwill	—	—	408	—
Accretion of fair value adjustments for loans, net	(1,422)	—	—	—
Accretion of fair value adjustments for deposits, net	(882)	—	—	—
Accretion of fair value adjustments for borrowings, net	(1,246)	—	—	—
Amortization of intangible assets	1,080	344	724	748
Deferred income tax expense (benefit)	554	(313)	177	(182)
BOLI income, net	(258)	(250)	(502)	(491)
Depreciation of premises and equipment	571	520	1,075	1,151
Net securities (gains) losses	(1,200)	(17)	18	(268)
Net (gain) loss on sale and write downs of acquired assets	(38)	(22)	239	68
Net (gain) disposal, write-down and sale of fixed assets	(4)	(6)	99	—
Net gain on sale of insurance business	—	(104)	(235)	—
Originations of loans held-for-sale	(48,716)	(87,971)	(92,696)	(69,651)
Net proceeds from sales of loans held-for-sale	52,338	96,239	82,142	68,527
Gain on sales of loans held-for-sale	(945)	(1,867)	(1,264)	(827)
Loss on sales of portfolio loans	115	—	—	—
Stock option expense	192	—	—	—
Stock award expense	18	—	—	—
Stock grant	—	—	—	2
Net amortization (accretion) of securities	880	89	(6)	(172)
Bargain purchase gain	(15,441)	—	—	—
Change in other assets and liabilities:
Interest receivable	716	121	120	81
Prepayment FDIC assessment	—	—	(2,340)	—
Decrease in prepayment FDIC assessment	303	120	552	—
Other assets and liabilities	(1,486)	(73)	(383)	230

Net cash (used in) provided by operating activities	(1,379)	9,737	(7,858)	2,879

Cash flows from investing activities:
Federal Reserve Bank stock purchased	(274)	—	—	(125)
Proceeds from the sales of available-for-sale securities	195,666	173	582	11,701
Purchases of available-for-sale securities	(206,772)	(19,001)	(61,689)	(55,452)
Proceeds from maturities and principal payments on available-for-sale securities	15,611	26,806	50,194	29,085
Loan originations and principal collections, net	15,961	14,292	7,671	12,678
Proceeds from sale of portfolio loans	36,874	—	—	—
Purchases of premises and equipment	(945)	(503)	(720)	(1,212)
Proceeds from sales of premises and equipment	16	36	293	—
Proceeds from sales and reimbursements of acquired assets	240	217	990	744
Proceeds from sale of insurance businesses	—	147	534	—
Cash paid in connection with acquisition of insurance agencies	—	—	—	(718)
Investment in low income housing tax credit	—	—	(1,005)	—

Net cash provided by (used in) investing activities	56,377	22,167	(3,150)	(3,299)

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

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by ASC 810-10, “Consolidation—Overall.” The investments in these affiliates were $496,000 in aggregate and are included in other assets. (See Note 19)

Subsequent to the Company’s 2011 fiscal year end, substantially all of the assets of the Company’s insurance division, Northeast Bank Insurance Group, Inc. (“NBIG”) were sold in two separate transactions, effective September 1, 2011. Accordingly, the results of NBIG are classified as discontinued operations in the accompany statements of income. (See Note 7) Certain amounts in the fiscal 2009 and 2010 financial statements have been reclassified to be comparable with classifications used in the fiscal 2011 financial statements.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain certain reserve balances in the form of cash or deposits with the Federal Reserve Bank of Boston, Bankers’ Bank Northeast, PNC Bank, Barclays Capital, and Citigroup. At June 30, 2011 and 2010, reserve balances maintained at other financial institutions aggregated $1,146,000 and $6,856,000, respectively.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial business and consumer. The Company considers its loss experience subsequent to the Merger in its quantitative historical loss analysis. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The Company also considers certain experience of the Predecessor Company in determining its qualitative loss factor. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2011.

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

Allocated Component:

The allocated components relate to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial business, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all loans modified in troubled debt restructurings are individually reviewed for impairment.

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

The Company also has stand alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and adjusted to its fair value based on its index and strike rate, and a swap agreement which derives its value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities. See Note 21 for additional information on interest rate caps and interest rate swaps.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures became effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of July 1, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended June 30, 2011.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity or available-for-sale to trading. The new rules are effective July 1, 2010. This ASU did not have a significant impact on the Company’s financial condition and results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset. As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ended on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU. The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main provisions in this amendment remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

2.	Merger

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

Under the acquisition method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed recorded at fair value on the date of acquisition, are summarized in the following tables:

Consideration Paid:

(Dollars in Thousands)
FHB investors’ purchase of 937,933 existing Northeast shares, at $13.93 per Surviving Company share	$13,065
Existing Northeast shareholders’ retention of shares in Surviving Company, 1,393,399 shares at $13.93 per share	19,410

Total consideration paid:	$32,475

Net Assets Acquired:
(Dollars in Thousands)
Assets:
Cash and short-term investments	$58,598
Available-for-sale securities	153,315
Loans held-for-sale	7,864
Loans	361,741
Premises and equipment	7,909
Bank-owned life insurance	13,536
Core deposit intangible	6,348
Other identifiable intangibles	7,865
Other assets	14,409

$631,585

Liabilities and Preferred Equity:
Deposits	$378,523
Overnight borrowings	63,043
Term borrowings	125,627
Jr. subordinated debentures issued to affiliated trusts	7,889
Other liabilities	4,492
Preferred stock	4,095

$583,669

Total identifiable net assets	$47,916
Consideration paid	$32,475

Bargain purchase gain recorded in income	$15,441

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

The Company and the Bank are currently in compliance with all commitments to the Federal Reserve and the Bureau.

3.	Available-for-sale Securities

A summary of the cost and approximate fair values of available-for-sale securities at June 30, 2011 and 2010 follows:

	Successor Company		Predecessor Company
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$48,827	$48,737	$8,583	$8,649
Mortgage-backed securities issued by government agencies	99,637	99,558	126,537	133,862
Municipal bonds	—	—	11,906	12,007
Corporate bonds	—	—	994	1,030
Collateralized Mortgage Obligations	—	—	7,331	7,423
Equity securities	193	216	1,044	776
Trust preferred securities	466	451	584	441

	$149,123	$148,962	$156,979	$164,188

The gross unrealized gains and unrealized losses on available-for-sale securities at June 30, 2011 and 2010 are as follows:

	Successor Company		Predecessor Company
	2011		2010
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in Thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$7	$97	$66	$—
Mortgage-backed securities issued by government agencies	212	291	7,327	2
Municipal bonds	—	—	166	65
Corporate bonds	—	—	36	—
Collateralized Mortgage Obligation	—	—	92	—
Equity securities	23	—	5	273
Trust preferred securities	8	23	—	143

	$250	$411	$7,692	$483

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

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and 2010:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Successor Company
June 30, 2011:
Debt securities issued by U.S. Government- sponsored enterprises	$46,130	$97	$—	$—	$46,130	$97
Mortgage-backed securities issued by government agencies	51,367	291	—	—	51,367	291
Trust preferred securities	174	23	—	—	174	23

	$97,671	$411	$—	$—	$97,671	411

Predecessor Company
June 30, 2010:
Mortgage-backed securities issued by government agencies	$161	$2	$—	$—	$161	$2
Municipal bonds	2,608	20	830	45	3,438	65
Equity securities	190	10	473	263	663	273
Trust preferred securities	95	1	339	142	434	143

	$3,054	$33	$1,642	$450	$4,696	$483

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

Loans consisted of the following:

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

Loans acquired through the Merger were recorded at fair value in accordance with the fair value methodology prescribed in ASC 820. The fair value estimates associated with acquired loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. The fair value adjustments recorded at December 29, 2010 in connection with loans acquired through the Merger follow:

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

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
		(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Fair value of loans acquired with deteriorated credit quality	$1,535	$3,170	$4,705

The following table details loans acquired with deteriorated credit quality after the Merger through June 30, 2011.

Commercial real estate and Commercial business
(Dollars in thousands)
Contractually required payments receivable	$159
Nonaccretable difference	(159)

Cash flows expected to be collected	0
Accretable yield	0

Loan carrying amount	$0

The change in accretable yield during the 184 days ended June 30, 2011 related to loans acquired with deteriorated credit quality follows.

(Dollars in thousands)
Beginning balance	$1,690
Accretion	(872)
Acquisitions	0
Reclassifications from nonaccretable difference	0

Ending balance	$818

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies (“related parties”) on substantially the same terms, including rate, as those prevailing at the time for comparable transactions with others. Such loans amounted to $2.0 million and $7.5 million at June 30, 2011 and June 30, 2010, respectively. In the 184 day period ended June 30, 2011 and the 181 day period ended December 28, 2010, new loans and advances amounted to $0.4 million and $3.3 million, and payments and reductions amounted to $6.4 million and $2.8 million, respectively. For the twelve months ended June 30, 2010, new loans and advances totaled $6.7 million and payments and reductions amounted to $5.0 million.

Activity in the allowance for loan losses was as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
(Dollars in Thousands)
Balance at beginning of period	$0	$5,806	$5,764	$5,656
Add provision charged to operations	707	912	1,864	2,099
Recoveries on loans previously charged off	36	108	163	223

	743	6,826	7,791	7,978
Less: Loans charged off	306	859	1,985	2,214

Balance at end of period	$437	$5,967	$5,806	$5,764

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

The following is a summary of past due and non-accrual loans at June 30, 2011:

	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Nonaccrual Loans
	(Dollars in Thousands)
Residential Real Estate:
Residential 1-4 family	$257	$1,021	$—	$1,779	$3,057	$92,360	$95,417	$2,195
Second mortgages	60	—	—	89	149	24,041	24,190	158
Equity lines of credit	57	—	—	—	57	25,813	25,870	47
Commercial real estate	—	492	—	934	1,426	116,335	117,761	3,601
Construction	—	—	—	121	121	1,894	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	—	508	1,412	21,023	22,435	527

Total	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

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

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $571 thousand, $520 thousand, $1.075 million, and $1,151 million for the 184 day and 181 day periods ended June 30, 2011 and December 28, 2010 and the years ended June 30, 2010 and 2009, respectively.

6.	Acquired Assets

The following table summarizes the composition of acquired assets at June 30:

	Successor Company	Predecessor Company
	2011	2010
	(Dollars in Thousands)
Real estate properties acquired in settlement of loans and other acquired assets	$690	$1,292
Less allowance for losses	—	—

	$690	$1,292

Activity in the allowance for losses on other real estate owned was as follows:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010
	(Dollars in Thousands)
Balance at beginning of period	$57	$—	$—
Provision for losses on other real estate owned	114	113	—
Other real estate owned write-downs	(171)	(56)	—

Balance at end of period	$—	$57	$—

7.	Discontinued Operations

The operations of the Company’s wholly-owned subsidiary, Northeast Bank Insurance Group (“NBIG”) have been reclassified as discontinued operations in the consolidated statements of income for the 184 days ended June 30, 2011, 181 days ended December 31, 2010, and twelve months ended June 30, 2010 and 2009, with no effects on previously reported net income or stockholders’ equity.

On August 31, 2011, the Company sold intangible assets (principally customer lists) and certain fixed assets of NBIG to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine purchased the assets of nine agency locations, including Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. Assets of the Berwick, Maine agency office, which now operates under the name of Spence & Matthews, were acquired by a member of NBIG’s senior management team. The Company recorded a pre-tax gain of approximately $1.6 million in the first quarter of fiscal 2012 as a result of the sale. The gain on sale, net of income taxes, combined with the elimination of customer list and non-compete intangibles increased tangible equity by approximately $8.4 million. Also in connection with the transaction, the Company repaid borrowings associated with NBIG totaling $2.1 million. See Note 24, “Subsequent Events,” for additional information.

Customer lists and certain fixed assets of individual NBIG agency offices were also sold in fiscal 2011 and 2010, resulting in pretax gains of $105 thousand and $245 thousand, respectively.

Operations associated with NBIG for the periods presented have been classified as discontinued operations in the accompanying consolidated statements of income. The Company has eliminated all intercompany transactions in presenting discontinued operations for each period. The following summarizes the operations of NBIG.

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Year Ended June 30, 2010	Year Ended June 30, 2009
	(Dollars in Thousands)
Net interest and dividend expense	$54	$75	$199	$262
Noninterest income:
Insurance commissions	2,772	2,660	6,213	5,865
Other noninterest income	4	—	5	—

Total noninterest income	2,776	2,660	6,218	5,865

Noninterest expense:
Salaries and employee benefits	1,758	1,721	3,999	4,107
Occupancy and equipment expense	237	204	566	386
Professional fees	11	18	181	20
Data processing fees	107	97	220	256
Intangible assets amortization	417	344	724	748
Other	124	107	254	346

Total noninterest expense	2,654	2,491	5,944	5,863

Income (loss) from operations	68	94	75	(260)
Gain on sale of assets	—	105	245	—

Income from discontinued operations before income tax expense (benefit)	68	199	320	(260)
Income tax expense (benefit)	23	70	113	(91)

Net income (loss) from discontinued operations	$45	$129	$207	$(169)

Intangible assets associated with discontinued operations totaled $7.4 million at June 30, 2011. Goodwill and intangible assets associated with discontinued operations totaled $4.1 million, $7.3 million, respectively at June 30, 2010. The carrying value of fixed assets associated with discontinued operations was not significant at June 30, 2011 or June 30, 2010.

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

The changes in the carrying amount of goodwill and identifiable intangibles for the years ended June 30, 2011 and 2010 were as follows:

		Identifiable Intangibles
	Goodwill	Customer List Intangibles	Non-compete Intangibles	Core Deposit Intangibles	Total Identifiable Intangibles
Predecessor Company	(Dollars in thousands)
Balance, June 30, 2009	$4,491	$6,816	$1,495	$—	$8,311
Recorded during the year	—	—	—	—	—
Amortization expense	—	(561)	(163)	—	(724)
Goodwill impairment and agency sales	(408)	(299)	—	—	(299)

Balance, June 30, 2010	$4,083	$5,956	$1,332	$—	$7,288
Amortization expense		(264)	(80)	—	(344)
Agency sale	—	(43)	—	—	(43)

Balance, December 28, 2010	4,083	5,649	1,252	—	6,901

Merger transactions:
Fair market valuation	(4,083)	—	—	—	—
Recorded at merger date	—	964	—	6,348	7,312

Balance December 29, 2010	—	6,613	1,252	6,348	14,213

Successor Company
Amortization expense	—	(334)	(83)	(663)	(1,080)

Balance, June 30, 2011	$—	$6,279	$1,169	$5,685	$13,133

Estimated annual amortization expense associated with continuing operations, years ending June 30:

(Dollars in Thousands)
2012	$1,198
2013	943
2014	745
2015	589
2016	477
Thereafter	1,733

The components of identifiable intangible assets follow:

	Successor Company
	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Identifiable intangible assets:
Customer list intangibles	$6,613	$334	$6,279
Non-compete intangibles	1,252	83	1,169
Core deposit intangibles	6,348	663	5,685

Total	$14,213	$1,080	$13,133

The components of identifiable intangible assets follow:

	Predecessor Company
	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
Identifiable intangible assets:
Customer list intangibles	$7,841	$1,885	$5,956
Non-compete intangibles	1,770	438	1,332

Total	$9,611	$2,323	$7,288

9.	Deposits

Deposits at June 30 are summarized as follows (Dollars in Thousands):

	Successor Company
	2011
	Amount	Percent
Demand	$48,215	12.0%
NOW	55,458	13.8%
Money market	48,695	12.1%
Regular savings	34,346	8.6%
Maturities of certificates of deposit for twelve months ended:
2012	108,666	27.1%
2013	43,325	10.8%
2014	26,364	6.6%
2015	31,735	7.9%
2016	3,552	0.9%
Thereafter	762	0.2%

	$401,118	100.0%

	Predecessor Company
	2010
	Amount	Percent
Demand	$35,266	9.2%
NOW	50,834	13.2%
Money market	55,556	14.5%
Regular savings	38,190	9.9%
Maturities of certificates of deposit for twelve months ended:
2011	104,391	27.1%
2012	34,850	9.1%
2013	14,500	3.8%
2014	19,312	5.0%
2015	30,640	8.0%
Thereafter	658	0.2%

	$384,197	100.0%

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

As of June 30, 2011, the Company had a $2.1 million line of credit arrangement with the FHLB which was fully available. Also at June 30, 2011, the Company had approximately $80.3 million of additional capacity to borrow from the FHLB for advances.

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

Other borrowings

Other borrowings consist of non-negotiable promissory notes payable to former shareholders of the Company’s insurance subsidiary.

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

	Successor Company	Predecessor Company
	184 Days Ended June, 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Earnings per common share
Net Income	$12,552	$1,796	$1,719	$959
Preferred stock dividends	(107)	(104)	(211)	(117)
Accretion of preferred stock	(87)	(13)	(27)	(14)
Amortization of issuance costs	(3)	(2)	(5)	(3)

Net income available to common shareholders	$12,355	$1,677	$1,476	$825
Dividends and undistributed earnings allocated to unvested shares of stock awards	(46)	—	—	—

Net income applicable to common shareholders	$12,309	$1,677	$1,476	$825

Average common shares issued and outstanding	3,492,933	2,330,197	2,321,894	2,319,830

Earnings per common share – continuing operations	$3.51	$0.66	$0.55	$0.43
Earnings per common share – discontinued operations	0.01	0.06	0.09	(0.07)

Earnings per common share	$3.52	$0.72	$0.64	$0.36

Diluted earnings per common share
Net income applicable to common shareholders	$12,355	$1,677	$1,476	$825
Dividends and undistributed earnings allocated to unvested shares of stock awards	(46)	—	—	—

Net income available to common shareholders	$12,309	$1,677	$1,476	$825

Average common shares issued and outstanding	3,492,933	2,330,197	2,321,894	2,319,830
Dilutive effect of stock options	30,582	1,714	3,685	2,099
Dilutive effect of warrants	24,649	22,474	8,760	—

Total diluted average common shares issued and outstanding	3,548,164	2,354,385	2,334,339	2,321,929

Diluted earnings per common share – continuing operations	$3.46	$0.66	$0.54	$0.43
Diluted earnings per common share – discontinued operations	0.01	0.05	0.09	(0.07)

Diluted earnings per common share	$3.47	$0.71	$0.63	$0.36

13.	Other Expenses

Other expenses from continuing operations include the following for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the years ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
FDIC insurance	$269	$346	$745	$719
Advertising expense	510	229	510	505
Write-down of non-marketable securities	—	—	99	10
Loan expense	589	503	773	847
Write-down of available-for-sale securities	7	—	135	428
Other insurance	181	111	222	215
Travel	182	96	160	155
Directors fees	184	62	156	115
Other	704	683	1,155	1,294

	$2,626	$2,030	$3,955	$4,288

14.	Income Taxes

The current and deferred components of income tax (benefit) expense from continuing operations were as follows for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009
	(Dollars in Thousands)
Federal
Current	$(773)	$996	$465	$269
Deferred	544	(343)	250	(197)

	(229)	653	715	72
State and local—current	146	45	67	58

	$(83)	$698	$782	$130

Total income tax expense from continuing operations is different from the amounts computed by applying the U.S. federal income tax rates in effect to income before income taxes. The reasons for these differences are as follows for the 184 days ended June 30, 2011, the 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Expected income tax expense at federal tax rate	$4,224	34.0%	$804	34.0%	$780	34.0%	$428	34.0%
State tax, net of federal tax benefit	96	0.8	28	1.2	40	1.7	40	3.2
Non-taxable merger expense	1,046	8.4	32	1.3	184	8.0	—	—
Non-taxable bargain purchase gain	(5,250)	(42.3)	—	—	—	—	—	—

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Non-taxable goodwill impairment	—	—	—	—	139	6.1	—	—
Dividend received deduction	(3)	—	(3)	(0.1)	(10)	(0.4)	(22)	(1.7)
Non-taxable interest income	(32)	(0.3)	(87)	(3.7)	(172)	(7.5)	(169)	(13.4)
Non-taxable BOLI income	(86)	(0.7)	(87)	(3.7)	(171)	(7.5)	(177)	(14.1)
Unallowable interest	5	—	5	0.2	18	0.8	21	1.7
Low-income housing tax credit	(91)	(0.7)	—	—	—	—	—	—
Other	8	0.1	6	0.3	(26)	(1.1)	9	0.6

	$(83)	(0.7)%	$698	29.5%	$782	34.1%	$130	10.3%

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

A summary of the stock option activity for the 184 days ended June 30, 2011, 181 days ended December 28, 2010 and the twelve months ended June 30, 2010 and 2009 is as follows:

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010		Twelve Months Ended June 30, 2010		Twelve Months Ended June 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	10,500	$13.10	18,000	$11.08	28,000	$10.23	36,000	$10.09
Granted	756,049	14.06	—	—	—	—	—	—
Exercised	(2,000)	13.10	(7,500)	8.25	(2,500)	8.15	(6,000)	8.42
Forfeited	—	—	—	—	(7,500)	8.88	(2,000)	13.10

Outstanding and at end of year	764,549	14.05	10,500	13.10	18,000	11.08	28,000	10.23

The following table summarizes information about stock options outstanding at June 30, 2011:

		Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable at June 30, 2011
$13.10	8,500	0.1	$13.10	8,500
13.93 – 14.52	756,049	9.5	14.06	—

$13.10 – 14.52	764,549	9.4	$14.05	—

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

At June 30, 2011, the Company had outstanding a warrant to purchase 67,958 shares of common stock issued to the Treasury on December 12, 2008 in connection with the Company’s participation in the TARP Capital Purchase Program. The TARP Warrant has an exercise price of $9.33 per share and expires on December 12, 2018. The TARP Warrant is recorded as a permanent component of stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. At June 30, 2011, the intrinsic value of the warrant was $300 thousand.

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

See Note 21 for additional information on derivatives.

20.	Fair Value Measurements

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

The following table presents the estimated fair value of the Company’s significant financial instruments at June 30, 2011 and 2010:

	Successor Company		Predecessor Company
	June 30, 2011		June 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$83,931	$83,931	$20,435	$20,435
Available-for-sale securities	148,962	148,962	164,188	164,188
Regulatory stock (FHLB and FRB)	5,760	5,760	5,486	5,486
Loans held-for-sale	5,176	5,209	14,254	14,289
Loans, net	309,476	316,361	376,503	387,008
Accrued interest receivable	1,244	1,244	2,081	2,081
Other assets—purchased interest rate caps	46	46	114	114
Financial liabilities:
Deposits (with no stated maturity)	186,714	186,714	179,846	179,846
Time deposits	214,404	216,767	204,351	209,756
Federal Home Loan Bank advances	43,922	45,465	50,500	53,907
Structured repurchase agreements	68,008	69,364	65,000	70,897
Other borrowings	2,229	2,280	2,630	2,801
Short-term borrowings	2,515	2,515	46,168	46,168
Capital lease obligation	2,075	2,306	2,231	2,481
Junior subordinated debentures issued to affiliated trusts	7,957	7,979	16,496	6,765
Other liabilities—interest rate swaps (1)	503	503	413	413

(1)	included in Other Assets in the consolidated balance sheet

21.	Derivatives

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

At June 30, 2011, the information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows:

	Interest Rate Caps	Interest Rate Swap
Notional amount (Dollars in Thousands)	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.23%
Strike rate based on 3 month LIBOR	2.51%
Weighted average maturity in years	3.25	3.67
Unrealized losses (Dollars in Thousands)	$45	$137

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

June 30, 2011	Asset Derivatives
	(Dollars in Thousands
Derivatives designated as hedging instruments under ASC 815

	Balance Sheet Location	Fair Value
	Other Assets	$457

See Note 10, Structured Repurchase Agreements, for additional information on purchased interest rate caps.

22.	Quarterly Financial Data (unaudited)

	Predecessor Company		Successor Company
	1st Qtr Sept. 30 2010	89 Days Dec. 28 2010	3 days Dec. 31 2010	3rd Qtr Mar 31 2011	4th Qtr June 30 2011
	(Dollars in Thousands)
Interest income
Interest on loans	$5,742	$5,468	$196	$5,649	$5,699
Interest & dividends on investments & available-for-sale securities	1,692	1,476	46	955	759

Total interest and dividend income	7,434	6,944	242	6,604	6,458

Interest expense
Deposits	1,523	1,273	42	774	849
FHLB advances and other borrowings	1,202	1,163	41	558	502
Short-term borrowings	171	205	6	60	10
Junior Subordinated Debentures	173	167	6	174	185

Total interest expense	3,069	2,808	95	1,566	1,546

Net interest income	4,365	4,136	147	5,038	4,912
Provision for loan losses	459	453	—	49	658

Net interest income after provision for loan losses	3,906	3,683	147	4,989	4,254
Securities transactions	12	5	—	47	1,153
Other operating income	2,063	2,151	15,020	1,880	2,083
Other operating expense	4,709	4,746	3,342	7,096	6,711

Income from continuing operations before income tax expense (benefit)	1,272	1,093	11,825	(180)	779
Income tax expense (benefit)	387	311	(14)	(217)	148

Net income from continuing operations	885	782	11,839	37	631
Net income (loss) from discontinued operations	76	53	(6)	120	(69)

Net income	$961	$835	$11,833	$157	$562

Net income available to common stockholders	$900	$777	$11,833	$58	$464

Earnings (loss) per share:
Basic:
Continuing operations	$0.36	$0.31	$3.38	$(0.01)	$0.15
Discontinued operations	0.03	0.02	—	0.03	(0.02)

Net income	$0.39	$0.33	$3.38	$0.02	$0.13

Diluted:
Continuing operations	$0.35	$0.31	$3.38	$(0.01)	$0.15
Discontinued operations	0.03	0.02	—	0.03	(0.02)

Net income	$0.38	$0.33	$3.38	$0.02	$0.13

	Predecessor Company
	1st Qtr Sept. 30 2009	2nd Qtr Dec. 31 2009	3rd Qtr Mar. 31 2010	4th Qtr June 30 2010 2010
	(Dollars in Thousands)
Interest income
Interest on loans	$6,041	$6,033	$5,960	$5,769
Interest & dividends on investments & available-for-sale securities	1,850	1,875	1,884	1,850

Total interest and dividend income	7,891	7,908	7,844	7,619

Interest expense
Deposits	2,054	1,771	1,682	1,608
FHLB advances and other borrowings	1,206	1,212	1,177	1,191
Short-term borrowings	142	178	165	169
Junior Subordinated Debentures	205	200	182	172

Total interest expense	3,607	3,361	3,206	3,140

Net interest income	4,284	4,547	4,638	4,479
Provision for loan losses	423	453	628	360

Net interest income after provision for loan losses	3,861	4,094	4,010	4,119
Securities transactions	28	15	(63)	2
Other operating income	1,157	1,517	1,243	1,784
Other operating expense	4,297	4,720	4,722	5,734

Income from continuing operations before income tax expense (benefit)	749	906	468	171
Income tax expense (benefit)	187	202	119	274

Net income from continuing operations	562	704	349	(103)
Net income (loss) from discontinued operations	(66)	(55)	182	146

Net income	$496	$649	$531	$43

Net income (loss) available to common stockholders	$435	$589	$470	$(18)

Earnings (loss) per share:
Basic:
Continuing operations	$0.22	$0.27	$0.12	$(0.07)
Discontinued operations	(0.03)	(0.02)	0.08	0.06

Net income (loss)	$0.19	$0.25	$0.20	$(0.01)

Diluted:
Continuing operations	$0.22	$0.27	$0.12	$(0.07)
Discontinued operations	(0.03)	(0.02)	0.08	0.06

Net income (loss)	$0.19	$0.25	$0.20	$(0.01)

23.	Troubled Asset Relief Capital Purchase Program

On December 12, 2008, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued 4,227 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 67,958 shares of the Company’s common stock (the “TARP Warrant”) to the U.S. Department of the Treasury (the “Treasury”) for aggregate proceeds of $4.2 million.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until December 12, 2013. Thereafter, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed, in whole or in part, at any time and from time to time, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the Series A Preferred Stock. Any redemption of a share of Series A Preferred Stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends and the Series A Preferred Stock may be redeemed without regard to whether the Company has replaced such funds from any other source, or to any waiting period.

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

24.	Subsequent Events

On August 31, 2011, the Company sold intangible assets (principally customer lists) and certain fixed assets of NBIG to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine purchased the assets of nine agency locations, including Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. Assets of the Berwick, Maine agency office, which now operates under the name of Spence & Matthews, were acquired by a member of NBIG’s senior management team. The Company recorded a pre-tax gain of approximately $1.6 million in the first quarter of fiscal 2012 as a result of the sale. The gain on sale, net of income taxes, combined with the elimination of customer list and non-compete intangibles increased tangible equity by approximately $8.4 million. Also in connection with the transaction, the Company repaid borrowings associated with NBIG totaling $2.1 million.

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

The information required by Item 10 is included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 is included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Consolidated Balance Sheets June 30, 2011 and 2010

Consolidated Statements of Income 184 days ended June 30, 2011, 181 days ended December 28, 2010 and twelve months ended June 30, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity 184 days ended June 30, 2011, 181 days ended December 28, 2010 and twelve months ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows 184 days ended June 30, 2011, 181 days ended December 28, 2010 and twelve months ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Exhibit 2.1 of Northeast Bancorp’s Form 8-K filed with Securities and Exchange Commission on March 31, 2010).

3.1	Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on March 22, 2011).

3.2	Amended and Restated Bylaws of Northeast Bancorp (incorporated by reference to Exhibit 3.2 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011)

4.1*	Registration Rights Schedule to the Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC.

10.1+	Form of Indemnification Agreement, dated as of December 29, 2010, by and between Northeast Bancorp and each of the members of the Board (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.2+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.3+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.4+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.4 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.5+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.5 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.6+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.6 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.7+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.7 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.8+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.9 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.9+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.8 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.10+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.10 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.11+	Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between Northeast Bancorp and Robert Glauber (incorporated by reference to Exhibit 10.11 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.12+	Time-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference to Exhibit 10.12 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.13+	Performance-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.13 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.14+	Restricted Stock Award Agreement, dated December 29, 2010, by and between Northeast Bancorp and James Delamater (incorporated by reference to Exhibit 10.l4 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.15+	Form of Non-Qualified Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and each of Pender Lazenby, Robert Johnson and Marcel Blais (incorporated by reference to Exhibit 10.15 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.16+	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.17+	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.18+	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

21	Subsidiaries of Northeast Bancorp (incorporated by reference to Northeast Bancorp’s Annual Report on Form 10-K filed on October 24, 2011)

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (incorporated by reference to Northeast Bancorp’s Annual Report on Form 10-K filed on October 24, 2011)

*	Filed herewith.
**	Furnished herewith
+	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: March 19, 2012	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)