Form 10-Q
period 2012-03-31
NORTHEAST BANCORP /ME/
filed 2012-04-30
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27, 2012, the registrant had outstanding 3,312,173 shares of voting common stock, $1.00 par value per share and 195,351 shares of non-voting common stock, $1.00 par value per share.

Part I.	Financial Information		3

	Item 1.	Financial Statements (unaudited)	3

		Consolidated Balance Sheets March 31, 2012 and June 30, 2011	3

		Consolidated Statements of Income Three and Nine Months Ended March 31, 2012 Three Months Ended March 31, 2011 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010	4

		Consolidated Statements of Comprehensive Income Three and Nine Months Ended March 31, 2012 Three Months Ended March 31, 2011 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010	6

		Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended March 31, 2012 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010	7

		Consolidated Statements of Cash Flows Nine Months Ended March 31, 2012 93 Days Ended March 31, 2011 181 Days Ended December 28, 2010	8

		Notes to Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51

	Item 4.	Controls and Procedures	51

Part II.	Other Information		51

	Item 1.	Legal Proceedings	51

	Item 1A.	Risk Factors	51

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3.	Defaults Upon Senior Securities	51

	Item 4.	Mine Safety Disclosures	51

	Item 5.	Other Information	51

	Item 6.	Exhibits	51

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2012	June 30, 2011
Assets
Cash and due from banks	$2,609	$3,227
Short-term investments	62,271	80,704

Total cash and cash equivalents	64,880	83,931

Available-for-sale securities, at fair value	136,730	148,962
Loans held for sale	6,354	5,176

Loans	345,777	309,913
Less: Allowance for loan losses	748	437

Loans, net	345,029	309,476

Premises and equipment, net	8,918	8,271
Repossessed collateral, net	915	690
Accrued interest receivable	1,659	1,244
Federal Home Loan Bank stock, at cost	4,602	4,889
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	4,749	13,133
Bank owned life insurance	14,171	13,794
Other assets	6,074	5,956

Total assets	$594,952	$596,393

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$41,613	$48,215
Savings and interest checking	88,860	89,804
Money market	45,589	48,695
Time deposits	227,673	214,404

Total deposits	403,735	401,118

Federal Home Loan Bank advances	43,567	43,922
Structured repurchase agreements	66,636	68,008
Short-term borrowings	1,836	2,515
Junior subordinated debentures issued to affiliated trusts	8,066	7,957
Capital lease obligation	1,953	2,075
Other borrowings	0	2,229
Other liabilities	4,289	3,615

Total liabilities	530,082	531,439

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at March 31, 2012 and June 30, 2011; liquidation preference of $1,000 per share	4	4
Voting common stock, $1.00 par value, 13,500,000 shares authorized; 3,312,173 issued and outstanding at March 31, 2012 and June 30, 2011	3,312	3,312
Non-voting common stock, $1.00 par value, 1,500,000 shares authorized 195,351 issued and outstanding at March 31, 2012 and June 30, 2011	195	195
Warrants to purchase common stock	406	406
Additional paid-in capital	50,129	49,700
Unearned restricted stock	(136)	(163)
Retained earnings	11,601	11,726
Accumulated other comprehensive loss	(641)	(226)

Total stockholders’ equity	64,870	64,954

Total liabilities and stockholders’ equity	$594,952	$596,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company (1)				Predecessor Company (2)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010
Interest and dividend income:
Interest on loans	$5,870	$16,881	$5,649	$5,845	$11,210
Interest and dividends on available-for-sale securities	422	1,602	910	954	3,111
Dividends on regulatory stock	15	48	12	13	18
Other interest and dividend income	45	128	33	34	39

Total interest and dividend income	6,352	18,659	6,604	6,846	14,378

Interest expense:
Deposits	875	2,548	774	816	2,796
Federal Home Loan Bank advances	256	772	284	299	918
Structured repurchase agreements	247	744	249	272	1,392
Short-term borrowings	7	15	60	67	376
Junior subordinated debentures issued to affiliated trusts	188	556	174	180	340
Obligation under capital lease agreements	25	76	26	28	55

Total interest expense	1,598	4,711	1,567	1,662	5,877

Net interest and dividend income before provision for loan losses	4,754	13,948	5,037	5,184	8,501

Provision for loan losses	100	634	49	49	912

Net interest and dividend income after provision for loan losses	4,654	13,314	4,988	5,135	7,589

Noninterest income:
Fees for other services to customers	326	1,036	310	323	698
Net securities gains	731	1,111	47	47	17
Gain on sales of loans held for sale	634	2,060	490	539	1,867
Gain (loss) on sales of portfolio loans	219	422	(195)	(195)	0
Investment commissions	720	2,111	709	734	1,174
Bank-owned life insurance income	124	377	126	131	250
Bargain purchase gain	0	0	296	15,216	0
Other noninterest income	13	120	144	152	225

Total noninterest income	2,767	7,237	1,927	16,947	4,231

Noninterest expense:
Salaries and employee benefits	4,093	11,539	3,958	4,097	4,949
Occupancy and equipment expense	970	2,735	773	795	1,352
Professional fees	539	1,231	374	383	509
Data processing fees	260	823	274	283	521
Marketing expense	142	487	216	220	230
FDIC insurance premiums	125	364	170	175	346
Intangible asset amortization	262	935	306	306	0
Merger expense	0	0	132	3,182	94
Other noninterest expense	861	2,668	893	997	1,454

Total noninterest expense	7,252	20,782	7,096	10,438	9,455

Income (loss) from continuing operations before income tax expense (benefit)	169	(231)	(181)	11,644	2,365
Income tax expense (benefit)	15	(209)	(217)	(233)	698

Net income (loss) from continuing operations	$154	$(22)	$36	$11,877	$1,667

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

(Continued)

	Successor Company (1)				Predecessor Company (2)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010

Discontinued operations:
Income from discontinued operations	$0	$186	$184	$176	$94
Gain on sale of discontinued operations	22	1,551	0	0	105
Income tax expense	8	600	64	62	70

Net income from discontinued operations	14	1,137	120	114	129

Net income	$168	$1,115	$156	$11,991	$1,796

Net income available to common stockholders	$70	$821	$58	$11,891	$1,677

Weighted-average shares outstanding:
Basic	3,494,498	3,494,498	3,492,498	3,492,498	2,330,197
Diluted	3,512,273	3,494,498	3,559,873	3,560,278	2,354,385

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.02	$(0.09)	$(0.01)	$3.36	$0.66
Income from discontinued operations	0.00	0.32	0.03	0.03	0.06

Net income	$0.02	$0.23	$0.02	$3.39	$0.72

Diluted:
Income (loss) from continuing operations	$0.02	$(0.09)	$(0.01)	$3.30	$0.66
Income from discontinued operations	0.00	0.32	0.03	0.03	0.05

Net income	$0.02	$0.23	$0.02	$3.33	$0.71

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Successor Company (1)				Predecessor Company (2)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010

Net income	$168	$1,115	$156	$11,991	$1,796
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(936)	(288)	(222)	(34)	(1,863)
Unrealized (loss) gain on purchased interest rate caps and swap, net	(5)	(127)	66	66	(10)

Total other comprehensive (loss) income	(941)	(415)	(156)	32	(1,873)

Comprehensive (loss) income	$(773)	$700	$0	$12,023	$(77)

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2012, March 31, 2011 and December 28, 2010

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Warrants to Purchase	Additional	Unearned Restricted	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Common-Stock	Paid-in Capital	Stock	Earnings	Income (Loss)	Equity
Predecessor Company (2)
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	$133	$6,761	$0	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	0	0	0	0	0	0	0	1,796	0	1,796
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	(1,873)	(1,873)
Dividends on preferred stock	0	0	0	0	0	0	0	(106)	0	(106)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	(419)	0	(419)
Stock options exercised	0	0	7,500	8	0	54	0	0	0	62
Accretion of preferred stock	0	0	0	0	0	16	0	(16)	0	0

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	$133	$6,831	$0	$38,593	$2,473	$50,366

Successor Company (1)
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	$406	$33,685	$0	$0	$0	$36,427
Net income for the 93 days ended March 31, 2011	0	0	0	0	0	0	0	11,991	0	11,991
Other comprehensive income, net of tax	0	0	0	0	0	0	0	0	32	32
Dividends on preferred stock	0	0	0	0	0	0	0	(53)	0	(53)
Dividends on common stock at $0.09 per share	0	0	0	0	0	0	0	(314)	0	(314)
Restricted stock award	0	0	13,026	13	0	168	(181)	0	0	0
Voting common stock issued	0	0	965,815	965	0	12,489	0	0	0	13,454
Non-voting common stock issued	0	0	195,351	195	0	2,526	0	0	0	2,721
Stock-based compensation	0	0	0	0	0	96	9	0	0	105
Accretion of preferred stock	0	0	0	0	0	45	0	(45)	0	0
Modification of stock appreciation rights	0	0	0	0	0	526	0	0	0	526

Balance at March 31, 2011	4,227	$4	3,505,524	$3,505	$406	$49,535	$(172)	$11,579	$32	$64,889

Successor Company (1)
Balance at June 30, 2011 4,227		$4	3,507,524	$3,507	$406	$49,700	$(163)	$11,726	$(226)	$64,954
Net income	0	0	0	0	0	0	0	1,115	0	1,115
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	(415)	(415)
Dividends on preferred stock	0	0	0	0	0	0	0	(159)	0	(159)
Dividends on common stock at $0.27 per share	0	0	0	0	0	0	0	(946)	0	(946)
Stock-based compensation	0	0	0	0	0	294	27	0	0	321
Accretion of preferred stock	0	0	0	0	0	135	0	(135)	0	0

Balance at March 31, 2012	4,227	$4	3,507,524	$3,507	$406	$50,129	$(136)	$11,601	$(641)	$64,870

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Successor Company (1)		Predecessor Company (2)
	Nine Months Ended March 31, 2012	93 Days Ended March 31, 2011	181 Days Ended December 28, 2010
Cash flows from operating activities:
Net income	$1,115	$11,991	$1,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	634	49	912
(Gain) loss on sale or impairment of repossessed collateral, net	(19)	55	91
Accretion of fair value adjustments on loans, net	(1,559)	(396)	0
Accretion of fair value adjustments on deposits, net	(1,001)	(466)	0
Accretion of fair value adjustments on borrowings, net	(1,621)	(553)	0
Originations of loans held for sale	(93,879)	(29,812)	(87,971)
Net proceeds from sales of loans held for sale	94,761	29,826	96,239
Gain on sales of loans held for sale	(2,060)	(539)	(1,867)
(Gain) loss on sales of portfolio loans	(422)	195	0
Amortization of intangible assets	1,004	444	344
Bank-owned life insurance income, net	(377)	(131)	(250)
Depreciation of premises and equipment	907	281	520
Gain on sale of premises and equipment	(2)	(4)	(6)
Net gain on sale of available-for-sale securities	(1,111)	(47)	(17)
Deferred income tax benefit	0	0	(313)
Stock-based compensation	321	105	0
Gain on sale of assets of insurance division	(1,580)	0	(104)
Amortization of securities, net	1,239	301	89
Bargain purchase gain	0	(15,216)	0
Changes in other assets and liabilities:
Interest receivable	(415)	585	121
Decrease in prepaid FDIC assessment	438	159	120
Other assets and liabilities	(697)	(750)	33

Net cash (used in) provided by operating activities	(4,324)	(3,923)	9,737

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	179,045	64,588	173
Purchases of available-for-sale securities	(185,991)	(51,029)	(19,001)
Proceeds from maturities and principal payments on available-for-sale securities	18,615	10,706	26,806
Loan purchases	(59,849)	0	0
Loan originations and principal collections, net	22,363	11,256	14,292
Proceeds from sales of portfolio loans	2,405	36,729	0
Purchases of premises and equipment	(1,841)	(463)	(503)
Proceeds from sales of premises and equipment	124	16	36
Proceeds from sales of repossessed collateral	669	184	217
Proceeds from redemption of regulatory stock	287	0	0
Proceeds from sale of assets of insurance division	9,863	0	147

Net cash (used in) provided by investing activities	(14,310)	71,987	22,167

Cash flows from financing activities:
Net increase (decrease) in deposits	3,618	24,588	(9,580)
Net (decrease) increase in short-term borrowings	(679)	(49,264)	16,875
Dividends paid on preferred stock	(159)	(53)	(106)
Dividends paid on common stock	(946)	(314)	(419)
Issuance of common stock	0	16,175	62
Repayment of other borrowings	(2,129)	0	(496)
Repayment of Federal Home Loan Bank advances	0	(8,000)	0
Repayment of capital lease obligation	(122)	(39)	(77)

Net cash (used in) provided by financing activities	(417)	(16,907)	6,259

Net (decrease) increase in cash and cash equivalents	(19,051)	51,157	38,163

Cash and cash equivalents, beginning of period	83,931	58,598	20,435

Cash and cash equivalents, end of period	$64,880	$109,755	$58,598

Supplemental schedule of cash flow information:
Interest paid	$7,334	$2,971	$5,800
Income taxes paid, net	307	28	846
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to acquired assets	$919	$27	$124
Transfers from acquired assets to loans	44	0	143

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

1.	Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2012; the results of operations for the three- and nine-month periods ended March 31, 2012, the three-month period ended March 31, 2011, the 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; the changes in stockholders’ equity for the nine-month period ended March 31, 2012, the 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; the cash flows for the nine-month period ended March 31, 2012, the 93 days ended March 31, 2011, and the 181 days ended December 28, 2010. Operating results for the three- and nine-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012 (“Fiscal 2012”). For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 (” Fiscal 2011”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as amended, filed with the Securities and Exchange Commission on March 19, 2012.

2.	Merger Transaction

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company’s outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast (the “Predecessor Company”), with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

Recognize assets acquired and liabilities assumed: Because neither the Predecessor Company (the acquired company) nor FHB (the accounting acquirer) exist as separate entities after the merger, a new basis of accounting at fair value for the Successor Company’s assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). The Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

As a result of application of the acquisition method of accounting to the Successor Company’s balance sheet, the Successor Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the Notes to the Unaudited Consolidated Financial Statements.

In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Maine Bureau of Financial Institutions (the “Bureau”), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company’s loans with core deposits, and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company is currently in compliance with all commitments to the Federal Reserve and the Bureau.

3.	Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated. The Company’s originated loan portfolio consists of loans originated before and after the merger with FHB. The Company’s purchased loan portfolio consists of loans acquired after the merger through the Company’s Loan Acquisition and Servicing Group (“LASG”).

	March 31, 2012	June 30, 2011
	(Dollars in thousands)
Loans:
Originated portfolio:
Residential real estate	$92,557	$95,417
Home equity	44,082	50,060
Commercial real estate	110,731	117,124
Construction	1,497	2,015
Commercial business	21,635	22,225
Consumer	18,359	22,435

Total originated portfolio	288,861	309,276

Purchased portfolio:
Commercial real estate	53,329	637
Residential real estate	3,587	0

Total purchased portfolio	56,916	637

Total loans	345,777	309,913
Less: Allowance for loan losses	748	437

Loans, net	$345,029	$309,476

In the fourth quarter of Fiscal 2011, the Company launched its loan acquisition and servicing business, which operates at the Company’s office in Boston, Massachusetts. The LASG purchases performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balance, producing yields higher than those normally achieved on the Company’s originated loan portfolio. The Company intends to continue to grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

The Company’s loan origination activities are predominantly conducted in south-central and western Maine and south-eastern New Hampshire through the Bank’s Community Banking Division. In its Maine and New Hampshire market areas, the Company originates single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multi-family properties, commercial real estate properties, and for land development. The majority of loans originated by the Company are collateralized by real estate. The ability and willingness of residential and commercial real estate, commercial business and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic area and/or the general economy.

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

The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Purchased credit impaired (“PCI”) include those loans acquired with specific evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.

The following table presents a summary of PCI loans acquired through the merger on December 29, 2010. There were no acquisitions of PCI loans subsequent to the merger through March 31, 2011.

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
	(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Fair value of PCI loans acquired	$1,535	$3,170	$4,705

The following table presents a summary of PCI loans purchased during the three and nine months ended March 31, 2012. PCI loans purchased during each period consisted of commercial real estate and commercial business loans.

	PCI Loans Acquired
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(Dollars in thousands)
Contractually required payments receivable	$3,879	$13,943
Nonaccretable difference	(1,053)	(4,011)

Cash flows expected to be collected	2,826	9,932
Accretable yield	(305)	(3,427)

Fair value of loans acquired	$2,521	$6,505

	Activity in Accretable Yield
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(Dollars in thousands)
Beginning balance	$2,154	$0
Accretion	(214)	(778)
Acquisitions	305	3,427
Reclassifications from nonaccretable difference	100	310
Disposals and transfers	0	(614)

End balance	$2,345	$2,345

The following table provides information related the unpaid principal balance and carrying amounts of PCI loans.

	March 31, 2012			June 30, 2011
	Acquired through			Acquired through
	Merger	Purchased	Total	Merger	Purchased	Total
	(Dollars in thousands)			(Dollars in thousands)
Unpaid principal balance	$4,343	$9,602	$13,945	$7,110	$159	$7,269

Carrying amount	$2,453	$5,646	$8,099	$4,228	$0	$4,228

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (including home equity loans), commercial real estate, commercial business, and consumer. The Company currently considers its loss experience subsequent to the merger in its quantitative historical loss analysis. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. Further, the Company considers qualitative information, including certain experience of the Predecessor Company, in determining its average loss factor for purposes of Company’s allowance for loan losses. Qualitative factors considered in the Company’s analysis include: levels/trends in delinquencies and substandard loans; trends in volumes and terms of loans; effects of changes in risk rating and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and regional economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three or nine months ended March 31, 2012.

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

Commercial real estate: Loans in this segment are primarily income-producing properties. For owner-occupied properties, the cash flows are derived from an operating business, and the underlying cash flows may be adversely affected by deterioration in the financial condition of the operating business. The underlying cash flows generated by non-owner occupied properties may be adversely affected by increased vacancy rates. Management periodically obtains rent rolls, with which it monitors the cash flows of these loans. Adverse developments in either of these areas will have an adverse effect on the credit quality of this segment. For purposes of the allowance for loan losses, this segment also includes construction loans.

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

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase that may have some credit deterioration since origination. Repayment of these loans is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

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

The following table sets forth activity in the Company’s allowance for loan losses.

Successor Company

	Three months ended March 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$125	$147	$231	$234	$0	$737
Provision (benefit)	20	(11)	17	74	0	100
Recoveries	1	0	2	4	0	7
Charge-offs	(20)	0	0	(76)	0	(96)

Ending balance	$126	$136	$250	$236	$0	$748

Successor Company
	Nine months ended March 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$0	$437
Provision (benefit)	171	13	(17)	467	0	634
Recoveries	2	0	37	30	0	69
Charge-offs	(81)	(24)	(8)	(279)	0	(392)

Ending balance	$126	$136	$250	$236	$0	$748

(1)	Purchased loans included above include commercial real estate, commercial business, and commercial loans secured by residential real estate. The Company separately analyzes loans purchased by the LASG from other segments in determining the allowance for loan losses. There have been no charge-offs or reductions in the cash flow estimates made at the time of loan acquisition in the Company’s purchased loan portfolio. As a result, no provision has been made for potential losses related to such loans from inception of the Company’s LASG through March 31, 2012.

	Successor Company		Predecessor Company
	Three months ended March 31, 2011	93 days ended March 31, 2011	181 days ended December 28, 2010
	(Dollars in thousands)
Beginning balance	$0	$0	$5,806
Provision	49	49	912
Recoveries	20	20	108
Charge-offs	(55)	(55)	(859)

Ending balance	$14	$14	$5,967

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$79	$236	$0	$318
Collectively evaluated	123	57	14	236	430
Purchased (1)	0	0	0	0	0

Total	$126	$136	$250	$236	$748

Loans:
Individually evaluated	$424	$1,920	$1,175	$21	$3,540
Collectively evaluated	136,215	110,308	20,460	18,338	285,321
Purchased (1)	3,587	53,329	0	0	56,916

Total	$140,226	$165,557	$21,635	$18,359	$345,777

	June 30, 2011
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$0	$119	$196	$0	$315
Collectively evaluated	34	28	42	18	122
Purchased (1)	0	0	0	0	0

Total	$34	$147	$238	$18	$437

Loans:
Individually evaluated	$0	$1,221	$1,922	$0	$3,143
Collectively evaluated	146,585	116,810	20,303	22,435	306,133
Purchased (1)	0	637	0	0	637

Total	$146,585	$118,668	$22,225	$22,435	$309,913

(1)	Expected cash flows from individual purchased loans are reviewed quarterly by the Company. Post acquisition, the effect of a decline in expected cash flows is recorded through the allowance for loan losses as a specific allocation.

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

	March 31, 2012			For the three months ended March 31, 2012		For the nine months ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)		(Dollars in thousands)
Impaired loans without a valuation allowance:
Residential real estate	$318	$497	$0	$430	$9	$215	$17
Consumer	21	21	0	11	0	5	0
Commercial real estate	666	817	0	1,540	12	1,028	70
Commercial business	487	799	0	483	2	555	7

Total	1,492	2,134	0	2,464	23	1,803	94

Impaired loans with a valuation allowance:
Residential real estate	106	103	3	53	0	63	0
Consumer	0	0	0	0	0	0	0
Commercial real estate	1,254	1,270	79	721	16	666	19
Commercial business	688	720	236	664	0	728	0

Total	2,048	2,093	318	1,438	16	1,457	19

Total impaired loans	$3,540	$4,227	$318	$3,902	$39	$3,260	$113

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$348	$348	$0
Commercial business	1,054	1,054	0

Total	1,402	1,402	0

Impaired loans with a valuation allowance:
Commercial real estate	873	873	119
Commercial business	868	868	196

Total	1,741	1,741	315

Total impaired loans	$3,143	$3,143	$315

The following is a summary of past due and non-accrual loans:

	March 31, 2012
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$412	$0	$0	$2,764	$3,176	$89,381	$92,557	$3,067
Home equity	209	74	0	150	433	43,649	44,082	255
Commercial real estate	96	0	0	442	538	110,193	110,731	442
Construction	0	0	0	0	0	1,497	1,497	0
Commercial business	207	0	0	994	1,201	20,434	21,635	1,108
Consumer	259	163	0	300	722	17,637	18,359	309

Total originated portfolio	1,183	237	0	4,650	6,070	282,791	288,861	5,181

Purchased portfolio:
Residential real estate	30	0	0	0	30	3,557	3,587	0
Commercial real estate	1,014	0	0	0	1,014	52,315	53,329	0

Total purchased portfolio	1,044	0	0	0	1,044	55,872	56,916	0

Total loans	$2,227	$237	$0	$4,650	$7,114	$338,663	$345,777	$5,181

	June 30, 2011
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
Originated portfolio:
Residential real estate	$257	$1,021	$0	$1,779	$3,057	$92,360	$95,417	$2,195
Home equity	117	0	0	89	206	49,854	50,060	205
Commercial real estate	0	492	0	934	1,426	115,698	117,124	3,601
Construction	0	0	0	121	121	1,894	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	0	508	1,412	21,023	22,435	527

Total originated portfolio	944	1,926	751	3,847	7,468	301,808	309,276	7,208

Purchased portfolio:
Commercial real estate	0	0	0	0	0	637	637	0

Total purchased portfolio	0	0	0	0	0	637	637	0

Total loans	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

The following table shows the troubled debt restructurings which occurred during the nine months ended March 31, 2012 and the change in the recorded investment subsequent to the modifications occurring. All concessions given during the period consisted of either rate reductions or maturity extensions, or combinations thereof. There was no forgiveness of principal related to loans modified in a TDR during the period.

	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$161	$161
Home equity	0	0	0
Commercial real estate	0	0	0
Construction	0	0	0
Commercial business	0	0	0
Consumer	0	0	0

Total originated portfolio	2	161	161

Purchased portfolio:
Residential real estate	0	0	0
Commercial real estate	0	0	0

Total purchased portfolio	0	0	0

Total	2	$161	$161

There were no defaults of loans previously modified in a TDR during the three or nine months ended March 31, 2012.

The following table shows the Company’s total TDRs as of the dates indicated.

	March 31, 2012			June 30, 2011
	On Accrual Status	On Nonaccrual Status	Total	On Accrual Status	On Nonaccrual Status	Total
	(Dollars in thousands)			(Dollars in thousands)
Originated portfolio:
Residential real estate	$92	$161	$253	$93	$0	$93
Home equity	0	0	0	0	0	0
Commercial real estate	0	861	861	0	859	859
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total originated portfolio	92	1,022	1,114	93	859	952

Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0

Total purchased portfolio	0	0	0	0	0	0

Total	$92	$1,022	$1,114	$93	$859	$952

Credit Quality Indicators

As of January 1, 2011, the Company updated its internal loan rating system from an eight to ten point scale. Risk ratings for periods prior to January 1, 2011 have been retroactively adjusted for comparative purposes.

The Company utilizes a ten point internal loan rating system for commercial real estate, construction and commercial business loans as follows:

Loans rated 1 – 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are beginning to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if the current net worth inadequately protects it and the paying capacity of the obligors or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those loans classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings of all commercial real estate, construction, and commercial business loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company’s recorded investment in that loan, which may be significantly lower than the loan’s unpaid principal balance.

The following tables present the Company’s loans by risk rating.

	March 31, 2012
	Originated Portfolio			Purchased Portfolio
	Commercial Real Estate	Construction	Commercial Business	Commercial Real Estate
	(Dollars in thousands)
Loans rated 1- 6	$105,006	$1,497	$20,118	$53,329
Loans rated 7	1,668	0	265	0
Loans rated 8	4,057	0	1,252	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$110,731	$1,497	$21,635	$53,329

	June 30, 2011
	Originated Portfolio			Purchased Portfolio
	Commercial Real Estate	Construction	Commercial Business	Commercial Real Estate
	(Dollars in thousands)
Loans rated 1- 6	$106,717	$2,015	$18,201	$637
Loans rated 7	3,133	0	1,169	0
Loans rated 8	7,274	0	2,855	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$117,124	$2,015	$22,225	$637

4.	Securities Available-for-Sale

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	March 31, 2012		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$45,958	$45,871	$48,827	$48,737
Mortgage-backed securities issued by government agencies	91,368	90,859	99,637	99,558
Equity securities	0	0	193	216
Trust preferred securities	0	0	466	451

	$137,326	$136,730	$149,123	$148,962

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	March 31, 2012		June 30, 2011
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$6	$93	$7	$97
Mortgage-backed securities issued by government agencies	0	509	212	291
Equity securities	0	0	23	0
Trust preferred securities	0	0	8	23

	$6	$602	$250	$411

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

Successor Company	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Three Months Ended March 31, 2011	93 Days Ended March 31, 2011
	(Dollars in thousands)
Gross realized gains	$731	$1,180	$47	$47
Gross realized losses	0	69	0	0

Net security gains	$731	$1,111	$47	$47

Predecessor Company	181 Days Ended December 28, 2010
(Dollars in thousands)
Gross realized gains	$17
Gross realized losses	0

Net security gains	$17

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$42,734	$93	$0	$0	$42,734	$93
Mortgage-backed securities issued by government agencies	90,769	509	0	0	90,769	509

	$133,503	$602	$0	$0	$133,503	$602

	June 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Debt securities issued by U.S. Government-sponsored enterprises	$46,130	$97	$0	$0	$46,130	$97
Mortgage-backed securities issued by government agencies	51,367	291	0	0	51,367	291
Trust preferred securities	174	23	0	0	174	23

	$97,671	$411	$0	$0	$97,671	$411

There were no other-than-temporary impairment losses on securities during the three or nine months ended March 31, 2012. There were no other-than-temporary impairment losses on securities for the three months or 93 days ended March 31, 2011, nor the 181 days ended December 28, 2010.

At March 31, 2012, the Company had 38 available-for-sale securities with continuous unrealized losses for less than twelve months, representing aggregate depreciation from amortized cost of less than 1%. No securities in an unrealized loss position had continuous losses greater than twelve months. At March 31, 2012, all of the Company’s available-for-sale securities were issued by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at March 31, 2012 is attributable to changes in interest rates.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$45,958	$45,871
Due after five years through ten years	0	0
Due after ten years	0	0

	45,958	45,871
Mortgage-backed securities	91,368	90,859

	$137,326	$136,730

5.	Stock-Based Compensation

A summary of the stock option activity for the nine months ended March 31, 2012 follows.

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	764,549	$14.05
Granted	40,000	12.63
Exercised	0	0
Forfeited	(8,500)	13.10

Outstanding and at end of period	796,049	13.98

Exercisable	54,175	$14.11

The fair value of options granted during the nine months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Assumptions:
Dividend yield	2.81%
Expected life	6 years
Expected volatility	33.86%
Risk-free interest rate	0.98%

Weighted average fair value per option	$4.39

The expected volatility is based on historical volatility. The risk-free interest rate is for periods within the expected life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical and expected exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table summarizes information about stock options outstanding at March 31, 2012.

Options Outstanding				Options Exercisable
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
$12.63	40,000	9.8 years	$0	$0	0	9.8 years	$0
13.93	594,039	8.8 years	0	13.93	37,975	8.8 years	0
14.52	162,010	8.8 years	0	14.52	16,200	8.8 years	0

13.98	796,049	9.0 years	0	14.11	54,175	8.8 years	0

At March 31, 2012, all unvested stock options outstanding are expected to vest.

On December 29, 2010, the Company granted 13,026 shares of the Company’s restricted stock to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award has been determined to have a fair value of $13.93 per share based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013. At March 31, 2012, no restricted common shares were vested. All restricted common shares are expected to vest.

At March 31, 2012, performance-based stock appreciation rights (“SARs”) with underlying shares of non-voting common stock totaling 81,006 were outstanding. As of March 31, 2012, 2011, the Company has accrued the maximum liability payable under the SAR grant, which equates to $0.59 per share, or a total of $48 thousand. The SARs expire in December of 2020.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

		Fiscal Years Ending June 30:
	April – June 2012	2013	2014	2015	2016	2017	Total
	(Dollars in thousands)
Stock options	$105	$419	$405	$386	$256	$69	$1,640
Restricted stock	9	36	36	36	18	0	135

	$114	$455	$441	$422	$274	$69	$1,775

At March 31, 2012, the Company had outstanding a warrant to purchase 67,958 shares of common stock issued to the U.S. Department of the Treasury (the “Treasury”) on December 12, 2008 in connection with the Company’s participation in the TARP Capital Purchase Program on December 12, 2008. The warrant has an exercise price of $9.33 per share and expires on December 12, 2018. The warrant is recorded as a permanent component of stockholders’ equity in accordance with ASC 815, Derivatives and Hedging. At March 31, 2012, the intrinsic value of the warrant was $199 thousand.

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

(Dollars in thousands)
Sale proceeds	$9,863
Less:
Customer lists and other intangible assets, net	7,379
Fixed assets, net of accumulated depreciation	165
Severance and other direct expenses	768

Pre-tax gain recognized	$1,551

Operations associated with NBIG for the periods presented have been classified as discontinued operations in the accompanying consolidated statements of income. The Company has eliminated all intercompany transactions in presenting discontinued operations for each period. Insurance commissions associated with NBIG were $965 thousand for the nine months ended March 31, 2012, all of which was recognized in the first quarter of fiscal 2012. Insurance commissions were $1.5 million for the three months and 93 days ended March 31, 2011 and $2.7 million for 181 days ended December 28, 2010. Intangible and fixed assets associated with discontinued operations totaled approximately $7.4 million and $168 thousand, respectively, at June 30, 2011. In connection with the transaction, the Company repaid borrowings associated with NBIG totaling $2.1 million.

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

	Successor Company				Predecessor Company
	Three months ended March 31, 2012	Nine months ended March 31, 2012	Three months ended March 31, 2011	93 days ended March 31, 2011	181 days ended December 28, 2010
	(Dollars in thousands, except share and per share data)

Net income (loss) from continuing operations	$154	$(22)	$36	$11,877	$1,667
Preferred stock dividends	(53)	(159)	(53)	(55)	(104)
Accretion of preferred stock	(45)	(135)	(45)	(45)	(15)

Net income (loss) from continuing operations available to common shareholders	$56	$(316)	$(62)	11,777	$1,548

Undistributed earnings of continuing operations allocated to participating securities	0	(1)	0	44	0

Net income from continuing operations allocated to common shareholders	$56	$(315)	$(62)	11,733	$1,548

Net income from discontinued operations available to common shareholders	$14	$1,137	$120	$114	$129
Undistributed earnings of discontinued operations allocated to participating securities	0	4	0	0	0

Net income from discontinued operations allocated to common shareholders	$14	$1,133	$120	114	$129

Weighted average shares used in calculation of basic earnings per share	3,494,498	3,494,498	3,492,498	3,492,498	2,330,197
Incremental shares from assumed exercise of dilutive securities	17,775	0	67,375	67,780	24,188

Weighted average shares used in calculation of diluted earnings per share	3,512,273	3,494,498	3,559,873	3,560,278	2,354,385

Earnings per common share:
Income (loss) from continuing operations	$0.02	$(0.09)	$(0.01)	3.36	$0.67
Income from discontinued operations	0.00	0.32	0.03	0.03	0.05

Earnings per common share	$0.02	$0.23	$0.02	3.39	$0.72

Diluted earnings per common share:
Income (loss) from continuing operations	$0.02	$(0.09)	$(0.01)	3.30	$0.66
Income from discontinued operations	0.00	0.32	0.03	0.03	0.05

Diluted earnings per common share	$0.02	$0.23	$0.02	3.33	$0.71

796,049 stock options were anti-dilutive and excluded from the calculation of dilutive earnings per share for the three and nine months ended March 31, 2012. 67,958 shares issuable upon the exercise of the warrant issued to the Treasury were anti-dilutive during the nine months ended March 31, 2012 due to the Company’s loss from continuing operations.

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

Available-for-sale securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

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

Valuations of impaired loans are determined by reviewing collateral values or through discounted cash flow analyses using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are developed using available market information and historical information. Certain inputs used in appraisals and cash flow analyses are not always observable, and therefore impaired loans may be categorized as Level 3 within the fair value hierarchy. When inputs used are primarily observable, they are classified as Level 2.

Loans held for sale – The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

Interest receivable – The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than ninety days. Therefore, this financial instrument has been adjusted for estimated credit loss.

Repossessed collateral – The fair values of other real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore repossessed collateral may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are primarily observable, they are classified as Level 2.

Derivative financial instruments – The valuation of the Company’s interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company’s derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$45,871	$0	$45,871	$0
Mortgage-backed securities issued by government agencies	90,859	0	90,859	0
Other assets – interest rate caps	4	0	4	0
Liabilities
Other liabilities – interest rate swap	$593	$0	$593	$0

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
Debt securities issued by U.S. Government sponsored enterprises	$48,737	$0	$48,737	$0
Mortgage-backed securities issued by government agencies	99,558	0	99,558	0
Equity securities	216	216	0	0
Trust preferred securities	451	451	0	0
Other assets – interest rate caps	46	0	46	0
Liabilities
Other liabilities – interest rate swap	$503	$0	$0	$503

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,191	$0	$0	$1,191
Repossessed collateral	915	0	0	915

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,426	$0	$0	$1,426
Repossessed collateral	690	0	0	690
Premises	361	0	0	361

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at March 31, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$64,880	$64,880	$64,880	$0	$0
Available-for-sale securities	136,730	136,730	0	136,730	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	6,354	6,364	0	6,364	0
Loans, net	345,029	360,339	0	0	360,339
Accrued interest receivable	1,659	1,659	0	1,659	0
Interest rate caps	4	4	0	4	0

Financial liabilities:
Deposits	403,735	408,834	0	0	408,834
FHLB advances	43,567	45,799	0	45,799	0
Structured repurchase agreements	66,636	67,856	0	67,856	0
Other borrowings	0	0	0	0	0
Short-term borrowings	1,836	1,836	0	1,836	0
Capital lease obligation	1,953	2,236	0	2,236	0
Subordinated debentures	8,066	8,602	0	0	8,602
Interest rate swaps	593	593	0	593	0

	Carrying	Fair Value Measurements at June 30, 2011
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$83,931	$83,931	$83,931	$0	$0
Available-for-sale securities	148,962	148,962	0	148,962	0
Regulatory stock	5,760	5,760	0	5,760	0
Loans held for sale	5,176	5,209	0	5,209	0
Loans, net	309,476	316,361	0	0	316,361
Accrued interest receivable	1,244	1,244	0	1,244	0
Interest rate caps	46	46	0	46	0

Financial liabilities:
Deposits	401,118	403,481	0	0	403,481
FHLB advances	43,922	45,465	0	45,465	0
Structured repurchase agreements	68,008	69,364	0	69,364	0
Other borrowings	2,229	2,280	0	2,280	0
Short-term borrowings	2,515	2,515	0	2,515	0
Capital lease obligation	2,075	2,306	0	2,306	0
Subordinated debentures	7,957	7,979	0	0	7,979
Interest rate swaps	503	503	0	0	503

9.	Derivatives and Hedging Activities

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

The Company holds two interest rate caps which expire on September 30, 2014. The swap agreement provides for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

	March 31, 2012
	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.19%
Strike rate based on three month LIBOR	2.51%
Weighted average maturity in years	2.50	2.92
Unrealized loss	$72	$303

	June 30, 2011
	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000
Weighted average pay rate		4.69%
Weighted average receive rate		2.23%
Strike rate based on three month LIBOR	2.51%
Weighted average maturity in years	3.25	3.67
Unrealized loss	$45	$137

During the three and nine months ended March 31, 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the three and nine months ended March 31, 2012 related to the balance sheet hedging of long-term debt indicates that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness. No amounts were reclassified to interest expense during the Fiscal 2012 or 2011 periods presented as a result of hedge ineffectiveness.

The following sets forth the fair values and location of derivatives designated as hedging instruments.

March 31, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$4

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$593

June 30, 2011
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$46

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$503

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

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. Collateral required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At March 31, 2012, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap.

10.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

Successor Company	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Unrealized holding (losses) gains on available-for-sale securities	$(687)	$(233)	$(454)	$677	$230	$447

Less: Realized gains on available-for-sale securities	731	249	482	1,112	378	734

Unrealized losses on available-for-sale securities, net	(1,418)	(482)	(936)	(435)	(148)	(287)

Unrealized losses on cash flow hedges	(7)	(2)	(5)	(194)	(66)	(128)

Total other comprehensive loss	$(1,425)	$(484)	$(941)	$(629)	$(214)	$(415)

	Three Months Ended March 31, 2011			93 Days Ended March 31, 2011
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Unrealized holding losses on available-for-sale securities	$(288)	$(97)	$(191)	$(3)	$0	$(3)

Less: Realized gains on available-for-sale securities	47	16	31	47	16	31

Unrealized losses on available-for-sale securities, net	(335)	(113)	(222)	(50)	(16)	(34)

Unrealized gains on cash flow hedges	100	34	66	100	34	66

Total other comprehensive income (loss)	$(235)	$(79)	$156	$50	$18	$32

Predecessor Company	181 Days Ended December 28, 2010
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)

Unrealized holding losses on available-for-sale securities	$(2,806)	$(954)	$(1,852)

Less: Realized gains on available-for-sale securities	17	6	11

Unrealized losses on available-for-sale securities, net	(2,823)	(960)	(1,863)

Unrealized losses on cash flow hedges	(16)	(6)	(10)

Total other comprehensive loss	$(2,839)	$(966)	$(1,873)

Accumulated other comprehensive loss is comprised of the following components:

	March 31, 2012	June 30, 2011
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(596)	$(161)
Tax effect	202	55

Net-of-tax amount	(394)	(106)
Unrealized loss on cash flow hedges	(375)	(182)
Tax effect	128	62

Net-of-tax amount	(247)	(120)

Accumulated other comprehensive loss	$(641)	$(226)

11.	Troubled Asset Relief Capital Purchase Program

On December 12, 2008, in connection with the Company’s participation in the federal government’s TARP Capital Purchase Program, the Company issued 4,227 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 67,958 shares of the Company’s common stock (the “TARP Warrant”) to the Treasury for aggregate proceeds of $4.2 million.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 14, 2014. Thereafter, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed, in whole or in part, at any time and from time to time, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the Series A Preferred Stock. Any redemption of a share of Series A Preferred Stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends and the Series A Preferred Stock may be redeemed without regard to whether the Company has replaced such funds from any other source, or to any waiting period.

The TARP Warrant is exercisable at $9.33 per share at any time on or before December 12, 2018. The number of shares of the Company’s common stock issuable upon exercise of the TARP Warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the TARP Warrant. Neither the Series A Preferred Stock nor the TARP Warrant will be subject to any contractual restrictions on transfer, except that the Treasury may not transfer a portion of the Warrant with respect to, or exercise the TARP Warrant for, more than one-half of the shares of common stock underlying the TARP Warrant prior to the date on which the Company has received aggregate gross proceeds of not less than $4.2 million from one or more qualified equity offerings.

12.	Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not result in the identification of newly impaired loans for which impairment was previously measured under ASC 450, Contingencies.

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

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources, and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. In addition, the Company may from time to time make such oral or written “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the Company’s approval.

Such forward-looking statements reflect the Company’s current views and expectations based largely on information currently available to its management, and on the Company’s current expectations, assumptions, plans, estimates, judgments, and projections about its business and industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; changes in the rules of participation for the TARP Capital Purchase Program promulgated by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and restrictively by legislative or regulatory actions; establishment of a consumer financial protection bureau with the broad authority to implement new consumer protection regulations; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Financial Statement Presentation

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company’s outstanding common stock. The Company has applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast (the “Predecessor Company”), with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

Recognize assets acquired and liabilities assumed: Because neither the Predecessor Company (the acquired company) nor FHB (the accounting acquirer) exist as separate entities after the merger, a new basis of accounting at fair value for the Successor Company’s assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). The Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

As a result of application of the acquisition method of accounting to the Successor Company’s balance sheet, the Successor Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the Notes to the Unaudited Consolidated Financial Statements and the discussion herein.

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

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not specifically identify or measure individual consumer and residential real estate loans for impairment or disclosure, unless such loans are individually significant or subject to a troubled debt restructuring agreement.

For all segments except the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to interest rate indices, discounted at the loan’s original effective rate. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

Purchased Loans

The Company considers its accounting policy related to purchased loans significant. There is inherent uncertainty in the process of estimating the amount and timing of expected cash flows from purchased loans because these estimates depend on factors outside of the Company’s control, such as borrower behavior or external economic conditions, and therefore requires the Company’s management to exercise judgment with respect to the amount and timing of cash flows. To the extent that expected cash flows are overestimated, the Company may recognize provisions for loan losses in future periods. If expected cash flows are underestimated, interest income recognized in current periods may have been understated, while interest income in future periods may be recorded at a higher rate.

Loans purchased by the Company are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The Company has elected to account for all purchased loans under ASC 310-30, including those with insignificant or no credit deterioration. At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion.

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

Purchased credit impaired (“PCI”) loans are defined as those loans acquired with specific evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.

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

Loans acquired by the Company through the merger that have experienced a deterioration in credit quality from origination for which it is probable that the acquirer will be unable to collect all contractually required payments receivable, including both principal and interest, are accounted for under ASC 310-30. In the assessment of credit quality deterioration, the Company must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Company will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. The following table presents a summary of loans acquired through the merger with specific evidence of credit deterioration.

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
	(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Fair value of PCI loans acquired	$1,535	$3,170	$4,705

This discussion has highlighted those accounting policies that management considers to be critical; however, all accounting policies are important, and therefore the reader is encouraged to review each of the policies included in the Company’s annual consolidated financial statements on Form 10-K.

Description of Operations and Business Strategy

Northeast Bancorp is the holding company for Northeast Bank, a Maine-chartered bank organized in 1872 and headquartered in Lewiston, Maine. The Company is focused on gathering retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originating loans through its Community Banking Division; and purchasing performing commercial real estate loans at a discount through its Loan Acquisition and Servicing Group. The Company operates its Community Banking Division, with ten full-service branches, four investment centers and three loan production offices, from the Company’s headquarters in Lewiston, Maine. The Company operates ableBanking and the Loan Acquisition and Servicing Group (“LASG”) from its offices in Boston, Massachusetts.

At March 31, 2012, the Company had total assets of $595.0 million; total loans, including loans held for sale, of $352.1 million; total deposits of $403.7 million and total stockholders’ equity of $64.9 million. The Company’s deposits consist primarily of demand, NOW, money market and savings accounts and certificates of deposit with balances of less than $250 thousand. The Company’s originated loans are primarily secured residential and commercial real estate loans, consumer loans, commercial business loans and, to a much lesser extent, construction loans. The Company’s purchased loans are primarily performing commercial real estate loans

The Company launched the pilot of its online affinity deposit program in the third quarter of Fiscal 2012. Operating as ableBanking, a division of Northeast Bank, the affinity deposit program is a savings platform designed to give customers the ability to generate payments to benefit the non-profit organization of their choice. The Company anticipates making ableBanking available to the public at large in the fourth quarter of Fiscal 2012.

Recent History

On December 29, 2010, the Company completed a merger with FHB. As a result of the merger, the Company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB acquired shares of the Company’s voting and non-voting common stock. In connection with the transaction, as part of the regulatory approval process, the Company made certain commitments to the Federal Reserve and the Maine Bureau of Financial Institutions, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company is currently in compliance with its commitments to the Federal Reserve and the Maine Bureau of Financial Institutions. At March 31, 2012, the Company had $396.4 million in core deposits, and capacity to hold a total of $212.1 million in commercial real estate loans. The Company is currently in compliance with all commitments to the Federal Reserve and the Maine Bureau of Financial Institutions.

On August 31, 2011, the customer lists and certain other assets of the Company’s insurance agency subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”) were sold in two transactions to two Maine-based insurance agencies. NBIG’s insurance agency office in Berwick was sold to a former senior manager of NBIG and will operate under the name Spence & Matthews. The agency offices in Southern, Western and Central Maine were sold to the Varney Agency, Inc. of Bangor Maine. The aggregate sale price of these assets was $9.8 million, which after expenses and taxes had the effect of increasing the Company’s tangible equity by approximately $8.4 million, or $2.40 per share. Principally as a result of this transaction, the Company’s tangible book value increased to $15.94 per share at March 31, 2012 from $13.58 per share at June 30, 2011.

Overview

Net income for the three and nine months ended March 31, 2012 was $168 thousand and $1.1 million, respectively. Net income available to common shareholders for the three and nine months ended March 31, 2012 was $70 thousand, or $0.02 per diluted share, and $821 thousand, or $0.23 per diluted share, respectively. The Company’s net income for the three and nine months ended March 31, 2012 included net income from discontinued operations of $14 thousand, or $0.00 per diluted share, and $1.1 million, or $0.32 per diluted share, respectively.

The Company’s net interest margin was 3.44% and 3.36% for the three and nine months ended March 31, 2012, respectively. Increased noninterest income, resulting from gains on available-for-sale securities and gains on the sales of portfolio loans, was partially offset by increased noninterest expenses such as salaries and professional fees, related to implementation of the Company’s business strategy.

Including the results of discontinued operations, the return on average equity was 1.03% and 2.26% for three and nine months ended March 31, 2012, respectively. Including the results of discontinued operations, the return on average assets was 0.11% and 0.25% for three and nine months ended March 31, 2012, respectively.

Financial Condition

Overview

Total assets decreased by $1.4 million or 0.2% to $595.0 million at March 31, 2012, compared to total assets of $596.4 million on June 30, 2011. The principal components of the change in the balance sheet during the nine months ended March 31, 2012 were:

1.	A $31.3 million, or 13.4%, decrease in cash and investments, principally as a result of growth in loans during the period. At quarter end, the Company continues to maintain a level of balance sheet liquidity that is intended in part for future purchases of commercial loans.

2.	Loan growth of $35.9 million or 11.6%, principally due to growth of $56.3 million in loans purchased by the Company’s Loan Acquisition and Servicing Group, offset in part by amortization and payoffs from the originated loan portfolio of $20.4 million;

3.	A $4.6 million, or 3.7%, reduction in borrowed funds, resulting primarily from the $2.1 million repayment of insurance agency debt in connection with the sale of the Company’s insurance agency division assets;

4.	A $2.6 million, or 0.7%, increase in deposits. The Company’s new affinity deposit program, ableBanking, recently launched its pilot program, and at quarter end had raised $1.1 million of new deposits;

5.	An $8.4 million, or 63.8%, decrease in intangible assets, resulting primarily from the sale of insurance agency division assets.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $64.9 million as of March 31, 2012, a decrease of $19.0 million, or 22.7%, from $83.9 million at June 30, 2011. This decrease is the net of the cash received on the sale of the insurance agency division of $9.9 million and $28.9 million spent primarily for purchased loans.

Available-for-sale securities were $136.7 million as of March 31, 2012, a decrease of $12.3 million, or 8.3%, due to principal payments on mortgage-backed securities and security sales, from $149.0 million as of June 30, 2011. At March 31, 2012, all of the Company’s available-for-sale securities were debt securities issued by either government agencies or government-sponsored enterprises. Certain government sponsored enterprise bonds were pledged to the Federal Home Loan Bank (“FHLB”) of Boston as collateral for FHLB advances, structured repurchase agreements, and availability at the FHLB for future borrowings.

Loan Portfolio

Total loans, excluding loans held for sale, amounted to $345.8 million as of March 31, 2012, an increase of $35.9 million, or 11.6%, from $309.9 million as of June 30, 2011. Compared to June 30, 2011, commercial real estate loans increased $46.3 million, or 39.3%, residential real estate and home equity loans decreased $5.3 million, or 3.6%, commercial business loans decreased $0.1 million, or 2.7%, and consumer loans decreased $4.1 million, or 18.2%. The increase in commercial real estate loans was driven primarily by loans purchased by the Company’s LASG, offset in part by amortization and payoffs within the originated commercial real estate loan portfolio. The decrease in residential real estate loans was driven principally by continued refinances and runoff of fixed rate loans, partially offset by LASG loan purchases of $3.6 million. The following table shows the composition of the loan portfolio.

	March 31, 2012		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$92,557	26.77%	$95,417	30.79%
Commercial real estate	110,731	32.02%	117,124	37.79%
Construction	1,497	0.43%	2,015	0.65%
Home equity	44,082	12.75%	50,060	16.15%
Commercial business	21,635	6.26%	22,225	7.17%
Consumer	18,359	5.31%	22,435	7.24%

Total originated portfolio	288,861	83.54%	309,276	99.79%

Purchased portfolio:
Residential real estate	3,587	1.04%	0	0.00%
Commercial real estate	53,329	15.42%	637	0.21%

Total purchased portfolio	56,916	16.46%	637	0.21%

Total loans	345,777	100.00%	309,913	100.00%

Allowance for loan losses	748		437

Total loans, net	$345,029		$309,476

The Company continues to sell most of its originated fixed-rate residential real estate loans to the secondary market. The principal balance of residential real estate loans sold during the three and nine months ended March 31, 2012 totaled $29.3 million and $92.7 million, respectively, resulting in net gains of $634 thousand and $2.1 million during the three and nine month periods, respectively.

At March 31, 2012, approximately 60% of total portfolio loans were variable rate, compared to 61% at June 30, 2011.

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

The following table shows the composition of the Company’s non-performing loans and repossessed collateral at the dates indicated. The net decrease in nonperforming loans was principally the result of the sale of a nonperforming commercial loan during the second quarter, in addition to improved performance of several previously nonperforming commercial real estate relationships. There were no nonperforming loans in the Company’s purchased loan portfolio at March 31, 2012 or June 30, 2011.

	March 31, 2012	June 30, 2011
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$3,067	$2,195
Commercial real estate	442	3,601
Construction	0	121
Home equity	255	205
Commercial business	1,108	559
Consumer	309	527

Total originated portfolio	5,181	7,208

Purchased portfolio:
Residential real estate	0	0
Commercial real estate	0	0

Total purchased portfolio	0	0

Total nonperforming loans	5,181	7,208

Repossessed collateral	915	690

Total nonperforming assets	$6,096	$7,898

Ratio of nonperforming loans to total loans	1.50%	2.33%
Ratio of nonperforming assets to total assets	1.02%	1.32%

At March 31, 2012 and June 30, 2011, the Company had $411 thousand and $3.1 million, respectively, of nonperforming loans that were paying in accordance with their contractual terms. Nonperforming loans are returned to accrual status if a period of satisfactory repayment performance has been met and doubt no longer exists surrounding the ultimate collectability of all amounts contractually due. Generally, the Company considers six months of regular repayment as satisfactory performance.

Loans modified in a troubled debt restructuring (“TDR”) are initially classified as nonperforming until satisfactory repayment performance has occurred under the loan’s restructured terms. Included in nonperforming loans at March 31, 2012 and June 30, 2011 were loans modified in a TDR totaling $161 thousand and $859 thousand, respectively that were paying in accordance with their modified terms. The Company had total TDRs of $1.1 million and $952 thousand at March 31, 2012 and June 30, 2011, respectively.

Commercial real estate, construction, and commercial business loans are periodically evaluated under a ten-point risk rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had loans totaling $5.3 million and $10.1 million at March 31, 2012 and June 30, 2011, respectively, classified as substandard or lower under its risk rating system. This decrease was primarily due to loan payoffs or improvements in the standing of commercial borrowers previously experiencing weaknesses in the underlying businesses.

The Company’s ratio of loans 30 days or more past due as a percentage of total loans was 2.06% at March 31, 2012 and 2.41% at June 30, 2011.

Allowance for Loan Losses

The Company’s allowance for loan losses was $748 thousand as of March 31, 2012, which represents an increase of $311 thousand from $437 thousand as of June 30, 2011. In connection with the application of the acquisition method of accounting for the merger on December 29, 2010, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value. Since that date, the Company has provided for an allowance for loan losses as new loans are originated or in the event that credit exposure in the pre-merger loan portfolio exceeds the exposure estimated when fair values were determined.

The allowance for loan losses represents management’s estimate of credit risk in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. The larger the provision for loan losses, the greater the negative impact on the Company’s net income. Larger balance, commercial business and commercial real estate loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established through a process that includes estimates of historical and projected default rates and loss severities, internal risk ratings and geographic, industry and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated loans, classified loans, nonaccrual loans and historical and projected charge-offs and a review of industry, geographic and portfolio concentrations, including current developments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

Within the allowance for loan losses, amounts are specified for larger-balance commercial business and commercial real estate loans that have been individually determined to be impaired. These specific reserves consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate and the fair value of collateral. Each portfolio of smaller balance, residential real estate and consumer loans is collectively evaluated for impairment. The allowance for loan losses for these loans is established pursuant to a process that includes historical delinquency and credit loss experience, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes, terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures and economic factors. During the nine months ended March 31, 2012, the Company has not significantly changed its approach in the determination of the allowance for loan losses. There have been no significant changes in the assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan losses.

Loans purchased by the Company are accounted for under ASC 310-30. The Company has elected to account for all purchased loans under ASC 310-30, including those with insignificant or no credit deterioration. At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. This application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loans’ effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses. For loans purchased by the LASG subsequent to the Merger, there have been no reductions from the cash flow estimates made at the time of loan acquisition. As a result, no allowance for loan losses has been established related to such loans at March 31, 2012.

The following table allocates the allowance for loan losses by loan category and shows the percent of loans in each category to total loans at the dates indicated below. The allowance for loan losses allocated to each category is not indicative of future losses and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2012			June 30, 2011
	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans	Allowance For Loan Losses	Loan Balances By Category	Percent of Loans In Each Category to Total Loans
	(Dollar in thousands)
Originated portfolio:
Residential real estate	$86	$92,557	26.77%	$26	$95,417	30.79%
Commercial real estate	135	110,731	32.02%	147	117,124	37.79%
Construction	1	1,497	0.43%	0	2,015	0.65%
Home equity	40	44,082	12.75%	8	50,060	16.15%
Commercial business	250	21,635	6.26%	238	22,225	7.17%
Consumer	236	18,359	5.31%	18	22,435	7.24%

Total originated portfolio	748	288,861	83.54%	437	309,276	99.79%

Purchased portfolio:
Residential	0	3,587	1.04%	0	0	0.00%
Commercial	0	53,329	15.42%	0	637	0.21%

Total purchased portfolio	0	56,916	16.46%	0	637	0.21%

Total	$748	$345,777	100.00%	$437	$309,913	100.00%

The following table details ratios related to the allowance for loan losses and nonperforming loans.

Ratios:	March 31, 2012	June 30, 2011
Allowance for loan losses to nonperforming loans at end of period	14.44%	6.06%
Allowance for loan losses to total loans at end of period	0.22%	0.14%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $377 thousand, or 2.7%, to $14.2 million at March 31, 2012, compared to $13.8 million at June 30, 2011. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at March 31, 2012. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates which reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 20.3% of the Company’s total risk-based capital at March 31, 2012.

Intangible assets totaled $4.7 million and $13.1 million at March 31, 2012 and June 30, 2011, respectively. The $8.4 million reduction was the result of the sale of $7.4 million of intangible assets (principally customer lists) in connection with the insurance agency transaction in the first quarter of Fiscal 2012, as well as core deposit intangible asset amortization.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2012, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 98.2% of total deposits.

Total deposits increased $2.6 million to $403.7 million as of March 31, 2012 from $401.1 million as of June 30, 2011. The increase was the result of an increase in certificate accounts, offset by a decrease in non-maturity accounts. The reduction in non-maturity accounts was principally due to the Company’s decision to exit the trust business in the first quarter of Fiscal 2012 and discontinuation of the Company’s sweep account product. At March 31, 2012, the Company had $1.1 million in deposits through its online affinity deposit program, ableBanking.

	March 31, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Demand deposits	$41,613	10.31%	$48,215	12.02%
NOW accounts	55,773	13.81%	55,458	13.83%
Regular and other savings	33,087	8.20%	34,346	8.56%
Money market deposits	45,589	11.29%	48,695	12.14%

Total non-certificate accounts	176,062	43.61%	186,714	46.55%

Term certificates less than $250 thousand	220,303	54.57%	186,075	46.33%
Term certificates of $250 thousand or more (1)	7,370	1.82%	28,329	7.12%

Total certificate accounts	227,673	56.39%	214,404	53.45%

Total deposits	$403,735	100.00%	$401,118	100.00%

(1)	Term certificates in this category represent the current account balance, exclusive of fair value adjustments associated with the Merger.

Borrowed Funds

Advances from the FHLB were $43.6 million and $43.9 million at March 31, 2012 and June 30, 2011, respectively. At March 31, 2012, the Company had pledged certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure FHLB advances.

Structured repurchase agreements were $66.6 million and $68.0 million at March 31, 2012 and June 30, 2011, respectively. The Company had pledged cash and mortgage-backed securities with a fair value of $82.6 million as collateral for those borrowings at March 31, 2012. One of the six structured repurchase agreements has embedded purchased interest rate caps to reduce the risk to net interest income in periods of rising interest rates.

Short-term borrowings, consisting of sweep accounts, were $1.8 million as of March 31, 2012, a decrease of $679 thousand, or 27.0%, from $2.5 million as of June 30, 2011. The decrease is attributable to the discontinuation of the sweep account product. At March 31, 2012, sweep accounts were secured by letters of credit issued by the FHLB totaling $2.0 million.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of March 31, 2012, in addition to traditional retail deposit products. The following table excludes $64.9 million of cash and due from banks and short-term investments defined as cash equivalents.

(Dollars in thousands)
Unencumbered investment securities	$54,176
FHLB (1)	6,333
Federal Reserve (2)	477
Brokered time deposits (3)	145,322

Total unused borrowing capacity	$206,308

(1)	Unused advance capacity subject to eligible and qualified collateral
(2)	Discount window Borrower-in-Custody; unused credit line subject to the pledge of indirect auto loans
(3)	Subject to internal policy limitation of 25% of total assets

Retail deposits and other core deposit sources including deposit listing services are used by the Company to manage its overall liquidity position. While the Company currently does not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of its liquidity contingency planning. While management closely monitors and forecasts the Company’s liquidity position, it is affected by asset growth, deposit withdrawals and other contractual obligations and commitments. The accuracy of management’s forecast assumptions may increase or decrease the Company’s overall available liquidity. At March 31, 2012, no additional purchased of FHLB stock would be necessary to utilize the FHLB advance capacity. At March 31, 2012, the Company had $206.3 million of immediately accessible liquidity, defined as cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 34.7% of total assets. The relatively high level of short-term liquidity on the balance sheet as of March 31, 2012 reflects the Company’s intention to increase purchases of commercial loans by the LASG in the near term.

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

Capital

The following table summarizes the outstanding junior subordinated debentures as of March 31, 2012. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At March 31, 2012, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital. The following table sets forth certain information related to the Company’s junior subordinated debentures.

Affiliated Trusts	Carrying Amount	Principal Amount Due	Contractual Interest Rate	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$1,740	$3,093	3.27%	March 30, 2034
NBN Capital Trust III	1,740	3,093	3.27%	March 30, 2034
NBN Capital Trust IV	4,586	10,310	2.38%	February 23, 2035

Total	$8,066	$16,496

Under the terms of the Treasury’s TARP Capital Purchase Program, in which the Company participates, the Company must have the consent of Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement entered into by Treasury and the Company.

Total stockholders’ equity was $64.9 million and $65.0 million at March 31, 2012 and June 30, 2011, respectively. The change reflects net income for the period, dividends paid on common and preferred stock, and other comprehensive loss during the period. Book value per outstanding common share was $17.29 at March 31, 2012 and $17.33 at June 30, 2011. Tier 1 capital to total average assets of the Company was 11.85% as of March 31, 2012 and 10.35% at June 30, 2011.

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

FDICIA defines specific capital categories based on an institution’s capital ratios. To be considered “adequately capitalized” or better, regulations require a minimum Tier 1 capital equal to 4.0% of adjusted total average assets, Tier 1 risk-based capital of 4.0% and a total risk-based capital standard of 8.0%. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Further, the Bank and the Company are subject to capital commitments with the Federal Reserve and the Maine Bureau of Financial Institutions that require higher minimum capital ratios, as discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements. As of March 31, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)

March 31, 2012:
Total capital to risk weighted assets:
Company	$70,694	19.49%	$29,016	>8.0%	$	N/A	N/A
Bank	74,205	20.40%	29,102	>8.0%		36,721	>10.0%

Tier 1 capital to risk weighted assets:
Company	69,946	19.28%	14,508	>4.0%		N/A	N/A
Bank	69,648	19.15%	14,551	>4.0%		22,033	>6.0%

Tier 1 capital to average assets:
Company	69,946	11.85%	23,602	>4.0%		N/A	N/A
Bank	69,648	11.91%	23,339	>4.0%		29,170	>5.0%

June 30, 2011:
Total capital to risk weighted assets:
Company	$61,860	18.99%	$26,061	>8.0%	$	N/A	N/A
Bank	66,956	20.43%	26,216	>8.0%		32,770	>10.0%

Tier 1 capital to risk weighted assets:
Company	61,424	18.86%	13,030	>4.0%		N/A	N/A
Bank	62,842	19.18%	13,108	>4.0%		19,662	>6.0%

Tier 1 capital to average assets:
Company	61,424	10.35%	23,736	>4.0%		N/A	N/A
Bank	62,842	10.69%	23,523	>4.0%		29,404	>5.0%

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

A summary of the amounts of the Company’s contractual obligations (amounts shown do not reflect fair value adjustments) and other commitments with off-balance sheet risk at March 31, 2012, follows.

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
FHLB advances	$42,500	$10,000	$17,500	$10,000	$5,000
Structured repurchase agreements	65,000	40,000	15,000	10,000	0
Junior subordinated debentures	16,496	0	16,496	0	0
Capital lease obligation	1,953	170	367	478	938

Total long-term debt	125,949	50,170	49,363	20,478	5,938
Operating lease obligations (1)	1,420	589	456	228	147

Total contractual obligations	$127,369	$50,759	$49,819	$20,706	$6,085

Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit (2)(4)	$5,510	$5,510	$0	$0	$0
Commitments related to loans held for sale (3)	7,011	7,011	0	0	0
Unused lines of credit (4)(5)	40,933	20,896	4,308	3,022	12,707
Standby letters of credit (6)	602	601	1	0	0

Total commitments with off-balance sheet risk	$54,056	$34,018	$4,309	$3,022	$12,707

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial business loans.
(3)	Commitments for residential real estate loans that will be held for sale upon origination.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Company has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at March 31, 2012 was nominal.

Results of Operations – Continuing Operations

General

Successor Company

As discussed earlier, the results of operations for the nine months ended March 31, 2012 are not directly comparable to the prior year period due to the application of acquisition accounting in connection with the merger on December 29, 2010. Nonetheless, the discussion that follows will compare, to the extent appropriate and useful, certain results for each period. The three months ended March 31, 2011 was the first complete quarter of operations after the merger on December 29, 2010. Accordingly, results of operations for the three months ended March 31, 2012 and 2011 are compared in the discussion that follows.

Net income from continuing operations for the three months ended March 31, 2012 was $154 thousand, compared to $36 thousand for the three months ended March 31, 2011. Items of significance affecting the Company’s earnings for the three months ended March 31, 2012 compared to the prior year period included increased security gains, and increased gains on the sales of residential mortgages and other portfolio loans during the current year period. These increases were partially offset by certain nonrecurring noninterest expenses during the three months ended March 31, 2012, including compensation costs resulting from the termination of the Company’s self-insured employee benefits program and replacing it with a third-party insurance program, as well as nonrecurring professional fees, including consulting costs associated with new information technology initiatives and legal expense.

For the nine months ended March 31, 2012, the Company recorded a net loss from continuing operations of $22 thousand. The year-to-date loss from continuing operations is principally the result of increased noninterest expenses associated with implementing the Company’s post-merger business strategies. During the nine months ended March 31, 2012, the Company purchased $59.8 million in loans, and earned an average yield on the purchased portfolio of 14.21%, a result that includes regularly scheduled interest and accretion and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the “total return” on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion. On this basis, the purchased loan portfolio earned a total return of 15.20% during the nine months ended March 31, 2012. The following table details the components of the return on purchased loans during the three and nine months ended March 31, 2012. “Transactional income” includes fees and accelerated accretion recognized from an unscheduled payoff or principal payment, as well gains on sales of purchased loans.

	Total Return on Purchased Loans
	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$1,298	10.10%	$2,374	10.78%
Transactional income:
Gains on loan sales	219	1.70%	219	0.99%
Accelerated accretion and fees recognized on loan payoffs	274	2.13%	756	3.43%

Total	$1,791	13.94%	$3,349	15.20%

(1)	The total return on purchased loan represents the interest and noninterest income recorded during the period divided by the average purchased loan balance, on an annualized basis.

For the 93 days ended March 31, 2011, the Company earned net income from continuing operations of $11.9 million. Income for the 93 days ended March 31, 2011 included a bargain purchase gain of $15.2 million and merger expenses of $3.2 million recorded at the date of the merger.

Predecessor Company

For the 181 days ended December 28, 2010, the Company earned net income from continuing operations of $1.7 million. Financial highlights for 181 days ended December 28, 2010 included gains on sales of fixed rate residential mortgages of $1.9 million, investment commission income of $1.2 million, and net interest income of $8.5 million.

Net Interest Income

Successor Company – Three Months Ended March 31, 2012 and 2011

Net interest income for the three months ended March 31, 2012 and 2011 was $4.8 million and $5.0 million, respectively. Net interest income in the prior year period was affected by significant accretion of the fair value adjustments resulting from the Merger, resulting in a higher level of favorable noncash adjustments on both earning assets and interest-bearing liabilities in comparison to the three months ended March 31, 2012. The following summarizes the effects of noncash accretion.

	Noncash Accretion (Amortization) of Fair Value Adjustments
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Income (Expense)	Effect on Yield / Rate	Average Balance	Income (Expense)	Effect on Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$132,681	$(8)	-0.02%	$143,482	$(389)	-1.10%
Loans	348,777	8	0.01%	357,376	396	0.45%
Other interest-earning assets	73,584	0	0.00%	64,169	0	0.00%

Total interest-earning assets	$555,042	$0	0.00%	$565,027	$7	0.01%

Interest-bearing liabilities:
Interest-bearing deposits	357,949	286	0.32%	343,845	466	0.55%
Short-term borrowings	1,321	0	0.00%	34,822	0	0.00%
Borrowed funds	112,468	570	2.04%	117,152	553	1.91%
Junior subordinated debentures	8,047	(18)	-0.90%	7,902	(8)	-0.41%

Total interest-bearing liabilities	$479,785	$838	0.70%	$503,721	$1,011	0.81%

Total effect of noncash accretion on:
Net interest income		$838			$1,018
Net interest margin		0.61%			0.73%

Partially offsetting the aforementioned decrease was increased volume and yield on the Company’s purchased loan portfolio during Fiscal 2012. The following summarizes interest income and related yields recognized on the Company’s purchased loan and originated loan portfolios for the three months ended March 31, 2012 and 2011.

	Interest Income and Yield on Loans
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Loans – originated	$297,100	$4,298	5.82%	$357,376	$5,649	6.41%
Loans – purchased	51,677	1,572	12.23%	0	0	0.00%

Total	$348,777	$5,870	6.77%	$357,376	$5,649	6.41%

The Company’s interest rate spread for the three months ended March 31, 2012 and 2011 was 3.26% and 3.50%, respectively. The Company’s net interest margin for the three months ended March 31, 2012 and 2011 was 3.44% and 3.62%, respectively. The current period decreases were principally the result of a lower market rate on investment securities, and the aforementioned level of accretion in the three months ended March 31, 2011.

The following sets forth the average balances and interest income and interest expense for the three months ended March 31, 2012 and 2011.

	Successor Company (1)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$132,681	$422	1.28%	$143,482	$910	2.67%
Loans (3) (4)	348,777	5,870	6.77%	357,376	5,649	6.41%
Regulatory stock	5,697	15	1.06%	5,486	12	0.89%
Short-term investments (5)	67,887	45	0.27%	58,683	33	0.23%

Total interest-earning assets	555,042	6,352	4.60%	565,027	6,604	4.76%

Cash and due from banks	2,881			3,423
Other non-interest earning assets	35,651			44,046

Total assets	$593,574			$612,496

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$54,242	$48	0.36%	$55,994	$79	0.57%
Money market accounts	43,602	38	0.35%	54,041	70	0.53%
Savings accounts	32,923	12	0.15%	35,638	34	0.39%
Time deposits	227,182	777	1.38%	198,172	591	1.21%

Total interest-bearing deposits	357,949	875	0.98%	343,845	774	0.91%
Short-term borrowings (6)	1,321	7	2.13%	34,822	60	0.70%
Borrowed funds	112,468	528	1.89%	117,152	559	1.94%
Junior subordinated debentures	8,047	188	9.40%	7,902	174	8.93%

Total interest-bearing liabilities	479,785	1,598	1.34%	503,721	1,567	1.26%

Interest-bearing liabilities of discontinued operations (7)	0			2,134

Non-interest bearing liabilities:
Demand deposits and escrow accounts	44,249			37,379
Other liabilities	3,972			4,444

Total liabilities	528,006			547,678
Stockholders’ equity	65,568			64,818

Total liabilities and stockholders’ equity	$593,574			$612,496

Net interest income		$4,754			$5,037

Interest rate spread			3.26%			3.50%
Net interest margin (8)			3.44%			3.62%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Includes Loans held for sale.
(4)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short term borrowings include securities sold under repurchase agreements and sweep accounts.
(7)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(8)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Interest earning assets:
Investments securities	$(64)	$(424)	$(488)
Loans	(138)	359	221
Regulatory stock	0	3	3
Short-term investments	5	7	12

Total decrease in interest income	(197)	(55)	(252)

Interest bearing liabilities:
Interest bearing deposits	33	68	101
Short-term borrowings	(96)	43	(53)
Borrowed funds	(22)	(9)	(31)
Junior subordinated debentures	3	11	14

Total increase (decrease) in interest expense	(82)	113	31

Total decrease in net interest income	$(115)	$(168)	$(283)

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

Net interest income for the nine months ended March 31, 2012 was $13.9 million. Interest income during the nine months ended March 31, 2012 was positively affected by the increased balances and effective yields associated with the Company’s purchased loan portfolio. The Company generally acquires loans at a significant discount from the loan’s unpaid principal balance, often giving rise to an effective yield substantially higher than the Company’s originated loan portfolio. This was demonstrated during the nine months ended March 31, 2012, in which purchased loans earned a yield of 14.21%, as compared to a yield of 5.99% earned on originated loans. The following summarizes interest income and related yields recognized on the Company’s purchased loan and originated loan portfolios for the nine months ended March 31, 2012.

	Nine Months Ended March 31, 2012
	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Loans – originated	$305,701	$13,751	5.99%
Loans – purchased	29,315	3,130	14.21%

Total	$335,016	$16,881	6.71%

The cost of interest bearing liabilities was 1.32% for the nine months ended March 31, 2012. The cost of time deposits and borrowings was affected by continued accretion of fair value adjustments associated with the merger, which resulted in average costs substantially lower than the stated interest rates of such borrowings and time deposits, with the exception of the Company’s junior subordinated debentures, for which the rate is higher. The net effect of fair value adjustments, as well as reductions in non-maturity and time deposit rates paid, account for the overall decrease in funding costs when compared to the Predecessor Company period discussed below.

The following sets forth the average balances and interest income and interest expense for the nine months ended March 31, 2012. Such information for the 93 day period ended March 31, 2011 has been excluded given that interest and expense activity for the three day period ended December 31, 2010 was insignificant; the average balances and interest income and interest expense for the three months ended March 31, 2011 has been provided in the preceding section.

	Successor Company (1)
	Nine Months Ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities	$139,834	$1,602	1.52%
Loans (3) (4)	335,016	16,881	6.71%
Regulatory stock	5,740	48	1.11%
Short-term investments (5)	71,243	128	0.24%

Total interest-earning assets	551,833	18,659	4.50%

Cash and due from banks	2,927
Other non-interest earning assets	37,143

Total assets	$591,903

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,080	$170	0.41%
Money market accounts	44,613	130	0.39%
Savings accounts	32,907	56	0.23%
Time deposits	221,127	2,192	1.32%

Total interest-bearing deposits	353,727	2,548	0.96%
Short-term borrowings (6)	1,030	15	1.94%
Borrowed funds	113,109	1,592	1.87%
Junior subordinated debentures	8,009	556	9.24%

Total interest-bearing liabilities	475,875	4,711	1.32%

Interest-bearing liabilities of discontinued operations (7)	380

Non-interest bearing liabilities:
Demand deposits and escrow accounts	45,771
Other liabilities	4,267

Total liabilities	526,293
Stockholders’ equity	65,610

Total liabilities and stockholders’ equity	$591,903

Net interest income		$13,948

Interest rate spread			3.18%
Net interest margin (8)			3.36%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Includes Loans held for sale.
(4)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short term borrowings include securities sold under repurchase agreements and sweep accounts.
(7)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(8)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

Predecessor Company

The net interest margin for the 181 days ended December 28, 2010 was 2.92%. The yield on earning assets was 4.92%. The yield on earning assets included higher yielding investment securities, compared to market rates for such instruments in the current period, as well as higher funding costs. As indicated above, the results of the prior periods are not directly comparable with those of the current periods as a result of the accretion of fair value adjustments in the current periods. The following sets forth the average balances and interest income and interest expense for the 181 days ended December 28, 2010.

	Predecessor Company (2)
	181 Days Ended December 28, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities	$161,894	$3,182	3.96%
Loans (3) (4)	385,286	11,210	5.87%
Regulatory stock	5,486	18	0.66%
Short-term investments (5)	39,212	39	0.20%

Total interest-earning assets	591,878	14,449	4.92%

Cash and due from banks	3,340
Other non-interest earning assets	34,724

Total assets	$629,942

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$53,780	$183	0.69%
Money market accounts	55,955	213	0.77%
Savings accounts	38,303	99	0.52%
Time deposits	196,318	2,301	2.36%

Total interest-bearing deposits	344,356	2,796	1.64%
Short-term borrowings (6)	53,873	376	1.41%
Borrowed funds	117,688	2,365	4.05%
Junior subordinated debentures	16,496	340	4.16%

Total interest-bearing liabilities	532,413	5,877	2.23%

Interest-bearing liabilities of discontinued operations (7)	2,462

Non-interest bearing liabilities:
Demand deposits and escrow accounts	37,941
Other liabilities	5,576

Total liabilities	578,392
Stockholders’ equity	51,550

Total liabilities and stockholders’ equity	$629,942

Net interest income		$8,572

Interest rate spread			2.69%
Net interest margin (8)			2.92%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Includes Loans held for sale.
(4)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(5)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(6)	Short term borrowings include securities sold under repurchase agreements and sweep accounts.
(7)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(8)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For loans acquired with deteriorated credit quality, a provision for loan losses is recorded when estimates of future cash flows are lower than had been previously expected (i.e., there are reduced expected cash flows or higher net charge-offs than had been previously expected, requiring additional provision for loan losses). See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 3: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

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

Successor Company – Three Months Ended March 31, 2012 and 2011

The provision for loan losses for the three months ended March 31, 2012 and 2011 was $100 thousand and $49 thousand, respectively. The increase in the Company’s loan loss provision in the quarter ended March 31, 2012 compared to 2011 resulted from increased loss experience, primarily in the Company’s consumer loan segment.

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

The provision for loan losses for the nine months ended March 31, 2012 was $643 thousand, reflecting provisions made in the Company’s loan portfolio to adequately reserve for estimated inherent losses. The Company considers its historical loss experience, in addition to qualitative factors, in estimated the required level of allowance for loan losses. While management believes that it uses the best information available to make its determinations with respect to the allowance for loan losses, there can be no assurance that the Company will not have to increase its provision for loan losses in future periods as a result of changing economic conditions, adverse markets for real estate or other factors.

There was no provision for loan losses recorded during the three-day period ended December 31, 2010. Accordingly, the Company’s provision for loan losses for the 93 days ended March 31, 2011 did not differ than that recorded during the three months ended March 31, 2011, as previously discussed.

Predecessor Company

The provision for loan losses for 181 days ended December 29, 2010 was $912 thousand. As indicated above, the allowance for loan losses was eliminated at the time of merger. Loans with indicators of deteriorated credit quality at the time of the Merger were recorded at fair value and assigned a nonaccretable difference, hence the lower level of overall loan loss provisions associated with the Successor Company during the current year periods. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 3: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

Noninterest Income

Successor Company – Three Months Ended March 31, 2012 and 2011

Noninterest income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 increased $840 thousand. The increase principally resulted from increased security gains of $684 thousand; increased gains on residential mortgage loan sales of $144 thousand; and increased gains on portfolio loan sales of $414 thousand.

Increases in security gains resulted from the sale of a substantial portion of the Company’s available-for-sale investment portfolio during the period. The Company reinvested the sales proceeds in a mix of government guaranteed mortgage-backed and agency securities similar in composition to the securities sold, albeit at lower market yields. Increased gains on residential mortgage loan sales resulted principally from the volume of fixed-rate loan originations during the period, an increase driven primarily by an increased level of mortgage loan refinance activity. The Company sold $29.3 million in residential mortgages during the three months ended March 31, 2012, compared to $20.4 million in the comparable prior year period. In addition to residential mortgage loan sales, the Company also sold one commercial loan during the three months ended March 31, 2012, resulting in a gain of $219 thousand. The loan had previously been purchased by the LASG. The gain of $219 thousand during the three months ended March 31, 2012 compares to a loss of $195 thousand realized on the sale of a substantial portion of the Company’s indirect consumer loan portfolio in the comparable prior year period.

Increases in the aforementioned noninterest income categories during the three months ended March 31, 2012 were partially offset by the bargain purchased gain of $296 thousand recorded in the three months ended March 31, 2011, as well as a decrease in other noninterest income of $131 thousand. The decrease in other noninterest income principally resulted from gains on the sales of repossessed collateral in the prior year period, compared to losses from provisions and sales recorded in the three months ended March 31, 2012. Other noninterest income in the prior year period also includes trust income of $81 thousand. The Company discontinued trust services in Fiscal 2011.

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

Noninterest income for the nine months ended March 31, 2012 totaled $7.2 million. Significant items include net security gains of $1.1 million; gains on loans held for sale of $2.1 million; investment commissions of $2.1 million; and portfolio loan sale gains of $422 thousand. Portfolio loan sales during the period include the aforementioned gain on sale of a purchased loan during the three months ended March 31, 2012, as well as a gain of $203 thousand related to the sale of a nonperforming loan in the preceding quarter.

Noninterest income for the 93 days ended March 31, 2011 totaled $16.9 million, of which $15.2 million was a bargain purchase gain associated with the merger.

Predecessor Company

Noninterest income for the 181 days ended December 28, 2010 totaled $4.2 million. Significant items included gains on sales of loans totaling $1.9 million for the 181 days ended December 28, 2010, and investment commissions totaling $1.2 million for the 181 days ended December 28, 2010.

Noninterest Expense

Successor Company – Three Months Ended March 31, 2012 and 2011

Noninterest expense for the three months ended March 31, 2012 and 2011 totaled $7.3 million and $7.1 million, respectively. Noninterest expense for the three months ended March 31, 2011 included $132 thousand of merger expenses. Excluding merger expenses, noninterest expenses increased $288 thousand. The increase during the three months ended March 31, 2012 principally resulted from certain nonrecurring noninterest expenses, including compensation costs aggregating $201 thousand, largely the result of terminating the Company’s self-insured employee benefits program and replacing it with a third-party insurance program. The Company also incurred $207 thousand in nonrecurring professional fees, principally consulting costs associated with new information technology initiatives and nonrecurring legal expense.

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

Noninterest expense for the nine months ended March 31, 2012 totaled $20.8 million. As previously mentioned, increased compensation, and occupancy and equipment costs contributed to the increased level of noninterest expense during the period. Management believes that the investments made in the current fiscal year related to personnel, infrastructure, marketing, and use of professional services will serve the Company well as it seeks to grow its new business initiatives to scale over the next several years.

Noninterest expense for the 93 days ended March 31, 2011 totaled $10.4 million, which includes $3.2 million of expenses associated with the merger.

Predecessor Company

Noninterest expense for the 181 days ended December 28, 2010 totaled $9.5 million. With the exception of merger expenses of $94 thousand during the 181 days ended December 28, 2010, noninterest expenses in the prior year period reflects normal operations of the Predecessor Company, and are therefore not directly comparable to the current year periods, given the additional business initiatives undertaken by the Successor Company.

Income Taxes

Successor Company – Three Months Ended March 31, 2012 and 2011

The Company’s income tax expense was $15 thousand, or an effective rate of 8.9%, for the three months ended March 31, 2012. The effective rate for the period differs substantially from the Company’s statutory rate because of the level of annual pre-tax income and favorable book to tax differences, such as fixed tax credits and tax exempt life insurance income.

The Company’s income tax benefit was $217 thousand for the three months ended March 31, 2011. Both the bargain purchase gain and merger expenses recorded during the period were not subject to income taxes.

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

The Company’s income tax benefit was $209 thousand for the nine months ended March 31, 2012. The Company’s loss from operations, as well as the effects of favorable book to tax differences, such as tax exempt life insurance income and fixed tax credits, resulted in the benefit for the year to date period.

The bargain purchase gain and the merger expenses in the 93 days ended March 31, 2011 are not subject to income taxes. Excluding this merger-related activity from the quarter ended March 31, 2011, results in a pretax loss and an income tax benefit of $233 thousand.

Predecessor Company

Income tax expense recorded for the 181 days ended December 28, 2010 was $698 thousand. The Company’s effective tax rate of 29.5% for the 181 days ended December 28, 2010 differed from statutory rates principally as a result of tax exempt security income and life insurance income, in addition to affordable housing tax credits. These favorable tax items were partially offset by merger expenses, which are not deductible for income tax purposes.

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

Successor Company – Three Months Ended March 31, 2012 and 2011

Net income from discontinued operations for the three months ended March 31, 2012 and 2011 was $14 thousand and $120 thousand, respectively. Income for the three months ended March 31, 2012 included a $22 thousand pre-tax gain on sale of discontinued operations recorded upon the receipt of contingent income less expenses incurred in excess of the Company’s expectation at the closing of the transaction in the first quarter of Fiscal 2012. The Company recorded pre-tax income associated with discontinued operations of $184 thousand during the three months ended March 31, 2011. Results of discontinued operations for the three months ended March 31, 2011 reflect normal operations of NBIG. Income taxes associated with discontinued operations totaled $8 thousand and $64 thousand for the three months ended March 31, 2012 and 2011, respectively.

Successor Company – Nine Months Ended March 31, 2012 and 93 Days Ended March 31, 2011

Net income from discontinued operations was $1.1 million for the nine months ended March 31, 2012, which includes a pretax gain on sale of NBIG intangibles and certain fixed assets, net of expenses, of $1.6 million. The Company also recorded pre-tax income associated with operations of $186 thousand prior to disposal in the first quarter. Income tax expense associated with discontinued operations for the nine months ended March 31, 2012 was $600 thousand or approximately 34.5% of pretax income.

The Company recorded pre-tax income associated with discontinued operations of $176 thousand during the 93 days ended March 31, 2011. Results of discontinued operations for the 93 days ended March 31, 2011 reflect normal operations of NBIG. Income taxes associated with discontinued operations totaled $62 thousand, or 35.2% of pre-tax income, for the 93 days ended March 31, 2011.

Predecessor Company

For the 181 days ended December 28, 2011, the Company reported net income from discontinued operations of $129 thousand. Net income from discontinued operations includes a $105 thousand gain on sale of customer lists and fixed assets associated with the NBIG office in Jackman, Maine. Income tax expense associated with discontinued operations for the 181 days ended December 28, 2010 was $70 thousand, representing 35.2% of pretax income.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2010, in connection with the closing of the Merger, the Company issued an aggregate of 2,099,099 shares of voting and non-voting common stock at a price equal to $13.93, pursuant to the Agreement and Plan of Merger, dated March 30, 2010, by and between the Company and FHB. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2012, the three months and 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2012, the three months and 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2012, the 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2012, the 93 days ended March 31, 2012, and the 181 days ended December 28, 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2012		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2012, the three months and 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2012, the three months and 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2012, the 93 days ended March 31, 2011, and the 181 days ended December 28, 2010; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2012, the 93 days ended March 31, 2012, and the 181 days ended December 28, 2010; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.