Form 10-K
period 2012-06-30
NORTHEAST BANCORP /ME/
filed 2012-09-28
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2011 was approximately $30,624,300.

As of September 1, 2012, the registrant had outstanding 9,307,127 shares of voting common stock, $1.00 par value per share, and 1,076,314 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Shareholders to be held on November 28, 2012 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2012.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. “Risk Factors”; changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company’s outstanding common stock. The Company applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve and the Bureau, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve and the Bureau.

As of June 30, 2012, the Company, on a consolidated basis, had total assets of $669.2 million, total deposits of $422.2 million, and stockholders’ equity of $119.1 million. The Company gathers retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases performing commercial real estate loans at a discount through its Loan Acquisition and Servicing Group (“LASG”). The Company operates the Community Banking Division, with ten full-service branches, investment centers in certain of those branches, and three loan production offices, from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

In August of 2011, the Company sold the customer lists and certain other assets of its insurance agency division. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy” for additional information on the sale of insurance assets in August 2011.

In May of 2012, the Company raised net proceeds of $52.7 million through the sale of shares of its common stock. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for addition information on the common stock offering in May 2012.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of the purchased loan portfolio. The Company’s Loan Acquisition and Servicing Group purchases performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.

Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker. We expect that loans purchased by our Loan Acquisition and Servicing Group will, subject to compliance with applicable regulatory commitments, represent an increasing percentage of our total loan portfolio in the future.

Focus on core deposits. The Company offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network. In addition, we recently launched our online affinity deposit program, ableBanking, a division of Northeast Bank. One of the Company’s strategic goals is for ableBanking to provide an additional channel through which to raise core deposits to fund the acquisition of loans by the Loan Acquisition and Servicing Group.

Continuing our community banking tradition. The Community Banking Division retains a high degree of local autonomy and operational flexibility to better serve its customers. The Community Banking Division’s focus on sales and service is expected to allow us to attract and retain core deposits in support of balance sheet growth, and to continue to generate new loans, particularly through the efforts of the residential mortgage origination team.

Market Area and Competition

We operate our Community Banking Division, with ten full-service branches, four investment centers and three loan production offices, from our headquarters in Lewiston, Maine. We operate ableBanking and the Loan Acquisition and Servicing Group from our offices in Boston, Massachusetts. The Community Banking Division’s primary market area, which covers the western and south central regions of the State of Maine, is characterized by a diverse economy that has experienced an economic decline in recent years. We encounter significant competition in our Community Banking Division market area in making loans, attracting deposits, and selling other customer products and services. Our Maine-based competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide.

The Loan Acquisition and Servicing Group has a nationwide scope in its loan purchasing and servicing activities, and competes with regional banks, private equity funds operating nationwide and a limited number of community banks when bidding for performing commercial loans. ableBanking is currently focused on gathering deposits through its pilot program in the Greater Boston area of Massachusetts. ableBanking competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

Lending Activities

General

We conduct our loan-related activities through two primary channels: our Community Banking Division and our Loan Acquisition and Servicing Group. Our Community Banking Division originates loans directly to consumers and businesses located primarily in its market area in Maine and New Hampshire. Our Loan Acquisition and Servicing Group purchases primarily performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company’s originated loan portfolio. At June 30, 2012, of our total loan portfolio of $356.3 million, $271.8 million, or 76.3%, was originated in the Community Banking Division and $84.5 million, or 23.7%, was purchased by our Loan Acquisition and Servicing Group. We expect that loans purchased by our Loan Acquisition and Servicing Group will, subject to compliance with applicable regulatory commitments, represent an increasing percentage of our total loan portfolio in the future.

We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies are reviewed and approved annually by our board of directors. Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable lending regulations of our federal and state regulators. We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

Community Banking Division

Originated Loan Portfolio. Our originated loan portfolio consists primarily of loans to consumers and businesses in our Community Banking Division’s primary market area.

•

Residential Mortgage Loans. We originate single-family residential mortgage loans secured by owner-occupied property, and generally sell any such fixed rate loans into the secondary market. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties, and which are held on our balance sheet. At June 30, 2012, originated residential loans outstanding totaled $133.6 million, or 37.5% of total loans. Of the residential mortgages we held for investment at June 30, 2012, approximately 46.9% were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $42.7 million.

•

Commercial Real Estate Loans. We originate multi-family and other commercial real estate loans secured by property located primarily in our Community Banking Division’s market area. At June 30, 2012, commercial real estate loans outstanding were $100.2 million, or 28.1% of total loans. Although the largest commercial real estate loan originated by our Community Banking Division had a principal balance of $3.0 million at June 30, 2012, the majority of the commercial real estate loans originated by our Community Banking Division had principal balances less than $500 thousand.

•

Commercial Business Loans. We originate commercial business loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in our Community Banking Division’s market area. At June 30, 2012, commercial business loans outstanding were $19.6 million, or 5.5% of total loans. At June 30, 2012, there were 235 commercial business loans outstanding with an average principal balance of $89 thousand. The largest of these commercial business loans had a principal balance of $1.9 million at June 30, 2012.

•	Consumer Loans. We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2012, consumer loans outstanding were $17.1 million, or 4.8% of total loans.

•

Construction Loans. From time to time, we originate residential construction loans to finance the construction of single-family, owner-occupied homes. At June 30, 2012, construction loans outstanding were $1.2 million, or 0.3% of total loans.

Underwriting of Originated Loans. Residential loans originated for sale in the secondary market are underwritten in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan

Mortgage Corporation, or other purchasing agency. Our underwriting and approval process for all other loans originated by our Community Banking Division is as follows:

•	Most of our originated loans are sourced through a relationship between a loan officer at the Community Banking Division and the borrower.

•

After a loan officer has taken basic information from the borrower and structured a loan product, a written proposal is submitted to two senior managers, one from the lending department and one from the credit department. Each provide feedback to the loan officer and, if appropriate, authorize the officer to proceed with underwriting.

•

The Community Banking Division’s credit department obtains comprehensive information from the borrower and third parties, and conducts a thorough verification and analysis of the borrower information, which is assembled into a single underwriting package that is submitted for final approval.

•

Loans of $500 thousand or more (determined on a relationship basis) require approval from the Community Banking Division Credit Committee, which is comprised of senior managers of the Community Banking Division and other senior managers of Northeast Bank. Loans of less than $500 thousand (determined on a relationship basis) require approval from two designated senior managers.

Loan Acquisition and Servicing Group

General. Our Loan Acquisition and Servicing Group purchases primarily performing commercial loans secured by income-producing collateral, and from time to time may also originate commercial loans on a nationwide basis. Although the Bank’s legal lending limit was $15.2 million at June 30, 2012 (equal to 20% of Northeast Bank’s capital plus surplus), our credit policy currently requires prior Board approval for the purchase of a loan with an initial investment greater than 10% of the Company’s tier 1 capital, determined on a relationship basis. Since the merger, we have focused primarily on loans with balances between $1.0 million and $3.0 million. Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type. Of the loans purchased by our Loan Acquisition and Servicing Group that were outstanding as of June 30, 2012, $80.5 million, or 95.3%, consisted of commercial real estate loans.

Since the inception of the Loan Acquisition and Servicing Group through June 30, 2012, we have purchased loans for an aggregate investment of $102.4 million, of which, $101.8 million was purchased during fiscal 2012. As of June 30, 2012, the unpaid principal balance of purchased loans (on a relationship basis) ranged from $37 thousand to $8.6 million, with an average of $1.1 million, and were secured by retail, industrial, mixed use, multi-family and office properties in 24 states.

The following table shows the composition of purchased loans from inception of the Loan Acquisition and Servicing Group through June 30, 2012 by the amount of our initial investment.

Investment size	Investment	Percent of Total
	(Dollars in thousands)
$0 - $500	$14,672	14.32%
$500 - $1,000	18,433	18.00%
$1,000 - $2,000	21,689	21.18%
$2,000 - $3,000	13,268	12.96%
$3,000 - $4,000	6,270	6.12%
Greater than $4,000	28,084	27.42%

	$102,416	100.00%

The following tables show the composition of the Company’s initial investments in purchased loans from inception of the LASG through June 30, 2012 by location and type of collateral.

Collateral Type	Investment	Percent of Total	State	Investment	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Retail	$26,462	25.84%	CA	$25,731	25.13%
Mixed Use	11,887	11.61%	FL	12,611	12.31%
Industrial	13,636	13.31%	NY	9,435	9.21%
Multifamily	10,109	9.87%	PA	7,022	6.86%
1-4 Family	3,958	3.86%	WI	6,800	6.64%
Office	12,559	12.26%	LA	5,644	5.51%
Self Storage	2,624	2.56%	IL	4,331	4.23%
Hospitality	15,390	15.03%	IN	3,196	3.12%
Other	5,791	5.66%	All other	27,646	26.99%

	$102,416	100.00%		$102,416	100.00%

Loan Purchase Strategies. Our Loan Acquisition and Servicing Group’s loan purchasing strategy involves the acquisition of commercial loans, typically secured by real estate or other business assets located throughout the United States. The Loan Acquisition and Servicing Group includes a team of credit analysts, real estate analysts, servicing specialists and legal counsel with extensive experience in the loan acquisition business.

We acquire performing commercial loans typically at a discount to their unpaid principal balances. While we acquire loans on a nationwide basis, we seek to avoid significant concentration in any geographic region or in any one collateral type. We do not seek acquisition opportunities where the primary collateral is land, construction, or residential property, although in a very limited number of cases, loans secured by such collateral may be included in a pool of otherwise desirable loans.

We focus on servicing released, whole loan or lead participation transactions so that we can control the management of our portfolio through our experienced asset management professionals. Purchased loans can be acquired as a single relationship or combined with other borrowers in a larger pool. We generally avoid small average balance transactions (i.e. less than $250 thousand) due to the relatively higher operational and opportunity costs of managing and underwriting these assets. Loans are bid to a minimal acceptable yield to maturity based on the overall risk of the loan, including expected repayment terms and the underlying collateral value. Updated loan-to-value ratios and loan terms both influence the amount of discount the Bank requires in determining whether a loan meets the Bank’s guidelines. We often achieve actual results in excess of our minimal acceptable yield to maturity when a loan is prepaid.

Since the inception of the Loan Acquisition and Servicing Group through June 30, 2012, we have purchased loans with unpaid principal balances of $125.5 million for aggregate purchase price of $102.4 million, representing an average discount across the portfolio of 18.4%.

Investment as a % of Unpaid Principal Balance	Investment	Percent of Total
	(Dollars in thousands)
0% - 60%	$1,961	1.91%
60% - 70%	6,936	6.77%
70% - 80%	21,088	20.59%
80% - 90%	32,381	31.62%
90% - 100%	40,050	39.11%

	$102,416	100.00%

Secondary Market for Commercial Loans. Commercial whole loans are typically sold either directly by sellers or through loan sale advisors. Because a central database for commercial whole loans does not exist, we attempt to compile our own statistics by both polling major loan sale advisors to obtain their aggregate trading volume and tracking the deal flow that we see directly via a proprietary database. This data reflects only a portion of the total market, as commercial whole loans are sold in private direct sales or through other loan sale advisors not included in our surveys. In recent years, the ratio of performing loans to total loans in the market has increased, because, we believe, sellers have worked through their most troubled, non-performing loans or are looking to minimize the discount they would receive in a secondary transaction. While the recent economic crisis has led to a high level of trading volume, we expect the market to remain active in times of economic prosperity, as sellers tend to have additional reserve capacity to sell their unwanted and troubled assets. Furthermore, we believe that the continued consolidation of the banking industry will create secondary market activity as acquirers often sell non-strategic borrowing relationships or assets that create excess loan concentrations.

Underwriting of Purchased Loans. We review many loan purchase opportunities and commence underwriting on a relatively small percentage of them. During fiscal 2012, we reviewed approximately 123 transactions representing loans with $1.5 billion in unpaid principal balance. Of those transactions that we reviewed, we placed bids in 36 transactions representing loans with $211 million in unpaid principal balance. Ultimately, we closed 27 transactions in which we purchased a total of 105 loans with $124.6 million in unpaid principal balance for an aggregate purchase price of $101.8 million, or 81.6% of the unpaid principal balance.

Each of our purchased loans is individually underwritten by a team of in-house, seasoned analysts before being considered for approval. Prior to commencing underwriting, each loan or portfolio of loans is analyzed for its performance characteristics, loan terms, collateral quality, and price expectations. We also consider whether the loan or portfolio of loans would make our total purchased loan portfolio more or less diverse with respect to geography, loan type and collateral type. The opportunity is underwritten once it has been identified as fitting our investment parameters. While the extent of underwriting may vary based on investment size, procedures generally include the following:

•

A loan analyst reviews and analyzes financial statements and third party research, including credit reports and other data with respect to the borrower, guarantors, corporate sponsors and any major tenants, in order to assess credit risk.

•	An in-house attorney makes a determination regarding the quality of loan documentation and enforceability of loan terms.

•

An in-house real estate specialist performs a detailed evaluation of all real estate collateral, including canvassing local market experts, conducting original market research for trends and sale and lease comparables, and creates a written valuation that is based on current data reflecting what we believe are recent trends.

•	An environmental assessment is performed on real estate collateral.

•

A property inspection is performed on all real estate collateral securing a loan, focusing on several characteristics, including, among other things, the physical quality of the property, current occupancy, general quality and occupancy within the neighborhood, market position and nearby property listings.

•

A detailed underwriting package containing the results of all this analysis and information is assembled and reviewed by a separate credit analyst on our team before being submitted for approval by the Loan Acquisition and Servicing Group Credit Committee.

Collateral Valuation. The estimated value of the real property collateralizing the loan is determined by the Loan Acquisition and Servicing Group’s in-house real estate group, which considers, among other factors, the type of property, its condition, location and its highest and best use in its marketplace. An inspection is conducted for the real property securing all loans bid upon, and for all loans that represent an investment in excess of $1.0 million, members of the Loan Acquisition and Servicing Group typically conduct a personal site inspection.

We generally view cash flow from operations as the primary source of repayment on purchased loans. The Loan Acquisition and Servicing Group analyzes the current and likely future cash flows generated by the collateral to repay the loan. Also considered are minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. For example, our credit policy provides that the debt service coverage ratio for a purchased commercial real estate loan generally should not be less than 120 percent of the monthly principal and interest payments resulting from a re-amortization of the Bank’s basis, at a market interest rate.

Loan Pricing. In determining the amount that we are willing to bid to acquire individual loans or loan pools, the Loan Acquisition and Servicing Group considers the following:

•	the collateral securing the loan;

•	the geographic location;

•	the financial resources of the borrower or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performance in accordance with its repayment term;

•	the yield expected to be earned; and

•	servicing restrictions, if any.

In addition to the factors listed above and despite the fact that purchased loans are typically performing loans, the Loan Acquisition and Servicing Group also estimates the amount that we may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the time of purchase.

Approvals. All loan purchases must be approved by the Loan Acquisition and Servicing Group Credit Committee. This committee is comprised of members of the executive management team and senior management from the Loan Acquisition and Servicing Group. The committee discusses all loans on an individual basis. Loan Acquisition and Servicing Group Credit Committee approval of a purchased loan with an initial investment greater of $500 thousand must include the approval of our Chief Executive Officer, Chief Financial Officer or the Chief Executive Officer’s designee. Our credit policy currently requires prior Board approval for the purchase of a loan with an initial investment greater than 10% of the Company’s tier 1 capital, determined on a relationship basis.

Loan Servicing. We conduct all loan servicing with an in-house team of experienced asset managers who actively manage the loan portfolio. Asset managers initiate and maintain regular borrower contact, and ensure that the loan credit analysis is accurate. Collateral valuations, property inspections, and other collateral characteristics are updated periodically as a result of our ongoing in-house real estate analysis. All asset management activity and analysis is contained within a central database.

Competition for Purchased of Loans. Our Loan Acquisition and Servicing Group competes primarily with a limited number of community banks, regional banks and private equity funds operating nationwide. We believe that we have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, many private equity funds do not compete for small balance commercial loans and only pursue transactions where the investment amount would exceed $20 million or more.

We believe that we have a competitive advantage in bidding against many banks that purchase commercial loans in the secondary market because we have a specialized group with experience in purchasing commercial real estate loans. Most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity. We believe that there are a limited number of banks pursuing a similar, nationwide commercial loan acquisition strategy.

Brokerage and Investment Advisory Services

The Bank’s investment brokerage division, Northeast Financial Services (“Northeast Financial”), offers an array of investment and financial planning products and services through the Bank’s branch network. Working in partnership with Commonwealth Financial Network, a registered investment adviser, Northeast Financial’s registered representatives offer customers a broad range of investment products.

Investment Activities

Our securities portfolio and short-term investments provide and maintain liquidity, assist in managing the interest rate sensitivity of our balance sheet, and serve as collateral for certain of our obligations. Individual investment decisions are made based on the credit quality of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our asset/liability management objectives.

Sources of Funds

Deposits have traditionally been the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the Federal Home Loan Bank of Boston (the “FHLB”), other term borrowings and cash flows generated by operations.

Deposits

Community Banking Division. We offer a full line of deposit products to customers in the Community Banking Division’s market area through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, Mastercard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, Internet banking, Internet bill payment and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2012, we had core deposits of $413.5 million, representing 97.9% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

ableBanking. In the fourth quarter of fiscal 2012, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank. The ableBanking savings platform is designed to give customers the ability to generate payments to benefit non-profit organizations of their choice that are tax-exempt under Section 501(c)(3) of the Internal Revenue Code. When a new customer opens a savings or time deposit account with ableBanking, we will remit $25 to a non-profit organization of the customer’s choice. Thereafter we will remit, annually, 25 basis points of a customer’s average annual deposit balance to a non-profit organization of the customer’s choice. Customers will be able to manage their accounts’ charitable designations on the ableBanking website, which is expected to include social networking tools to facilitate customers’ ability to raise funds for non-profit causes. As part of the ableBanking pilot, we have formed partnerships with six non-profit organizations in the Boston area, which are featured on the ableBanking website at www.ablebanking.com, to highlight the needs in the Boston community and to show how $25 can make a difference. At June 30, 2012, we had $2.8 million in deposits through ableBanking. We believe that various ableBanking features, including the program’s association with non-profit organizations, will enable us to attract more customers and cost-effectively obtain additional core deposits, which in turn will support our growth.

Borrowings

While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50.0% of its total assets from the FHLB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLB. At June 30, 2012, we had $9.3 million available immediately and an additional $278.5 million, subject to the purchase of additional FHLB stock and the availability of additional collateral, for advances from the FHLB. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve. Based on loans pledged at June 30, 2012, we had a total borrowing capacity from the Federal Reserve of approximately $369 thousand, none of which was outstanding.

For the foreseeable future we expect to rely less on borrowings than other banks of similar size, because of our regulatory commitment to fund 100% of our loans with core deposits, although the availability of FHLB and Federal Reserve Bank of Boston advances and other sources of wholesale funding remain an important part of our liquidity contingency planning.

Recent Technology and Operational Enhancements

We have made recent investments in technology and customer service to develop new infrastructure to support the Loan Acquisition and Servicing Group, ableBanking, and the Community Banking Division. In addition, we invested in new software, hardware, and staffing to support our growing Customer Contact Center in Lewiston, Maine, and to ensure that we will continue to deliver a high level of personal service to our customers as we grow. We expect that future investments in technology, customer service and operational support functions will generally be proportionate to our growth.

Employees

As of June 30, 2012, the Company employed 197 full-time and 12 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

At June 30, 2012, the Bank had three wholly-owned non-bank subsidiaries:

•

Northeast Bank Insurance Group, Inc. (“NBIG”). The insurance agency assets of NBIG were sold on September 1, 2011. The entity currently holds the real estate formerly used in its insurance agency business.

•	200 Elm Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

•	500 Pine Realty, LLC, which was established to hold residential real estate acquired as a result of loan workouts.

The Company’s wholly-owned subsidiary, ASI Data Services, Inc. (“ASI”), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company’s board transferred the assets and operations of ASI to the Bank in 1996.

Supervision and Regulation

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation and supervision by the Federal Reserve. As an FDIC-insured Maine-chartered bank and member of the Federal Reserve System, the Bank is subject to regulation and supervision by the Federal Reserve, the Maine Bureau of Financial Institutions (the “BFI”) and the FDIC. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	grants the Federal Reserve increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in “—Source of Strength” below;

•	provides for new capital standards applicable to the Company, as discussed in more detail in “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” below;

•	modifies deposit insurance coverage, as discussed in “—Capital Adequacy and Safety and Soundness—Deposit Insurance” below;

•

bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “—Bank Holding Company Regulation” below;

•	established new corporate governance and proxy disclosure requirements, as discussed in “—Corporate Governance and Executive Compensation” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “—Consumer Protection Regulation” below;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “—Mortgage Reform” below;

•

authorizes the Federal Reserve to regulate interchange fees for debit card transactions. The Federal Reserve has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule;

•	permits the payment of interest on business demand deposit accounts;

•

established and empowered the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and

•	established the Office of Financial Research, which has the power to require reports from financial services companies such as the Company.

Bank Holding Company Regulation

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”) as discussed below, the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. In addition, the BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in, and may own shares of companies engaged in certain activities, that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, expect as permitted under certain limited circumstances. In order to engage in financial activities under GLBA, a bank holding company must qualify and register with the Federal Reserve as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized”, “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). Although the Company believes that it meets the qualifications to become a financial holding company under GLBA, it has not elected “financial holding company” status, but rather to retain its pre-GLBA bank holding company regulatory status for the present time. This means that the Company can engage in those activities which are closely related to banking. The Company is required by the BHCA to file an annual report and additional reports required with the Federal Reserve. The Federal Reserve also makes periodic inspections of the Company and its subsidiaries.

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the Federal Reserve has determined that such activities are so closely related to banking as to be a “proper incident thereto.”

Dividends

The Company is a legal entity separate and distinct from the Bank. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to it by its subsidiary bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of its banking subsidiary), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

It is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The Federal Reserve has the authority to prohibit a bank holding company, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

The Federal Reserve has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the BFI for any dividend that would reduce a bank’s capital below prescribed limits.

Source of Strength

Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Certain Transactions by Bank Holding Companies with their Affiliates

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

Regulation of the Bank

As a Maine-chartered bank and member of the Federal Reserve System, the Bank is subject to the supervision of and regulation by the BFI and the Federal Reserve. Additionally, the Bank is subject to the regulation and supervision of the FDIC as the Bank’s insurer of deposits. This supervision and regulation is for the protection of depositors, the FDIC’s Deposit Insurance Fund (“DIF”), and consumers, and is not for the protection of the Company’ shareholders. The prior approval of the Federal Reserve and the BFI is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Reserve risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, under the Dodd-Frank Act the Company’ currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility. Under the proposed Basel III capital rules discussed below, the Company’s currently outstanding trust preferred securities would no longer qualify as Tier 1 capital and would be subject to a ten year phase-out period from the calculation of Tier 1 capital. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of June 30, 2012, the Company’ Tier 1 risk-based capital ratio was 33.12% and its total risk-based capital ratio was 33.34%. The Company is currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio as of June 30, 2012 was 19.91%.

The Federal Reserve’s capital adequacy standards also apply to state-chartered banks which are members of the Federal Reserve System, such as the Bank. Moreover, the Federal Reserve has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

The Federal Reserve also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. The Bank is currently considered well-capitalized under all regulatory definitions.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the Federal Reserve monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. The Federal Reserve, along with the other federal banking agencies, has issued three joint proposed rules (the “Proposed Capital Rules”) that implement the Basel III capital standards and establish the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. Additionally, the Proposed Capital Rules address the requirement under the Dodd-Frank Act that references to credit ratings be removed from bank capital rules and other regulations. The majority of the provisions of the Proposed Capital Rules apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Proposed Capital Rules establish a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized institution from 6 % to 8%. Additionally, the Proposed Capital Rules require that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weight assets. The Proposed Capital Rule would revise certain capital definitions and, generally, make the capital requirements more stringent. Further, the Proposed Capital Rules would increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. As noted above, the Proposed Capital Rules would eliminate the treatment of trust preferred securities as Tier 1 capital and requires the phase-out of these instruments for bank holding companies having under $15 billion in total consolidated assets as of December 31, 2009, such as the Company, over a ten-year period; permitting the inclusion of 90% of the carrying value of such instruments in 2013, with annual 10% decreases in the includible amount through 2021, until trust preferred securities are fully phased-out as Tier 1 capital on January 1, 2022.

The Proposed Capital Rules are expected to go into effect on January 1, 2013, but banking organizations would not be required to be in full compliance with the final version of the Proposed Capital Rules until January 1, 2019. The Proposed Capital Rules are subject to public comment and further revision, and the final version of the capital rules may differ from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency to applicable limits by the DIF and are subject to deposit, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

Pursuant to an FDIC rule issued in November 2009, the Bank prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. The Bank recorded the entire amount of its prepayment as a prepaid expense that bears a zero percent risk weight for risk-based capital purposes. Each quarter, the Bank records an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over this three year period. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. The Bank’s FDIC insurance expense totaled $482 thousand in fiscal 2012 and $615 thousand in fiscal 2011.

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standard. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Real Estate Lending Standards

The Federal Deposit Insurance Corporation Improvement Act requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The Federal Reserve has adopted regulations, which establish supervisory limitations on loan-to-value (“LTV”) ratios in real estate loans by state-chartered banks that are members of the Federal Reserve System, such as the Bank. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Activities and Investments of Insured State Banks

The powers of a Maine-chartered bank, such as the Bank, include provisions designed to provide Maine banks with competitive equity to the powers of national banks. GLBA includes a section of the FDIA governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Maine law explicitly permits banks chartered by the state to engage in all activities permissible for federally-chartered banks, the Bank is permitted to form subsidiaries to engage in the activities authorized by GLBA. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules.

Consumer Protection Regulation

The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

Privacy and Customer Information Security

GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most states, including Maine, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Regulatory Enforcement Authority

The enforcement powers available to the federal banking agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

Community Reinvestment Act

Pursuant to the CRA, regulatory authorities review the performance of the Bank in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a “satisfactory” rating at its CRA examination dated April 11, 2011, its most recent exam.

Failure of an institution to receive at least a “satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA, and acquisitions of other financial institutions. The Federal Reserve must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. The Company is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Branching and Acquisitions

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (“Riegle-Neal”) and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things,

Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Anti-Money Laundering and the Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10 thousand. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5 thousand and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

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

Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

Sarbanes-Oxley implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things, (i) requirements for audit committees, including independence and financial expertise; (ii) certification of financial statements by the principal executive officer and principal financial officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting requirements for the reporting company and directors and executive officers; and (v) a range of civil and criminal penalties for fraud and other violations of securities laws.

Corporate Governance and Executive Compensation

Under the Dodd-Frank Act, the SEC has adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the

Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require, among other things, that each member of a listed company’s compensation committee be independent and that compensation committees be granted the authority and funding to retain independent advisors. Pursuant to a final SEC rule, stock exchanges are required to have final listing standards or amendments in compliance with such requirements approved by the SEC by June 27, 2013. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock as of June 30, 2012 of $4.6 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $19 thousand was recorded during the most recent fiscal year.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of June 30, 2012, the Bank had approximately $42.5 million in outstanding FHLBB advances.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The trading price of our voting common stock could decline if one or more of these risks or uncertainties actually occurs, causing you to lose all or part of your investment. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Associated With Our Business

We may not be successful in the implementation of our business strategy.

Following our merger with FHB Formation LLC in December 2010, we substantially revised our business strategy to include the building of a Loan Acquisition and Servicing Group to grow our loan portfolio and the introduction of an online affinity savings program, known as “ableBanking,” to grow our core deposits. Our ability to develop and offer new products and services depends, in part, on whether we can hire and retain enough suitably experienced and talented employees, identify suitable loans for purchase at attractive prices, identify enough suitable deposit customers, successfully build the systems and obtain the other resources necessary for creating the new product and service offerings. We may not be able to do so, or, doing so may be more expensive, or take longer, than we expect. Our experience with each of these initiatives is limited. Since the inception of the Loan Acquisition and Servicing Group through June 30, 2012, we have purchased loans with unpaid principal balances of $125.5 million for aggregate purchase price of $102.4 million. In addition, in May, 2012, we launched the pilot of ableBanking in the Boston area.

We are subject to regulatory conditions that could constrain our ability to grow our loan acquisition business.

In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2012, the ratio of our loans to core deposits was 88.3%. Our ability to grow our loan portfolio will be dependent on our ability to raise additional core deposit funding. To the extent our ability to gather core deposits is constrained by market forces or for any other reason, our ability to achieve loan growth would be similarly constrained.

We may not be able to grow our core deposits through ableBanking, or doing so may be more expensive or take longer than we expect.

In May, 2012, we launched the pilot of our online affinity deposit program, ableBanking, in the Boston area. We believe that certain features of ableBanking, including the program’s association with non-profit organizations, will allow us to attract customers and provide an additional channel to obtain core deposits. However, our strategy with regard to ableBanking is untested and there can be no assurance that we will be able to grow core deposits through ableBanking at the rate we anticipate, or that in obtaining such deposits, we will not be forced to price products on less advantageous terms to retain or attract clients, which would adversely affect our profitability. One of the commitments that we made in connection with securing the regulatory approvals for our merger with FHB Formation LLC is that we must fund 100% of our loans with core deposits. To the extent that we are unable to grow our core deposits, our ability to achieve loan growth would be constrained.

We may not be able to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.

Our success in implementing our business plan, especially our loan purchasing business, is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. Since our merger with FHB Formation LLC in December 2010, we have hired ten senior employees to work in our Loan Acquisition and Servicing Group. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, we must comply with the executive compensation and corporate governance standards applicable to participants in the TARP Capital Purchase Program for as long as the U.S. Treasury holds any Series A preferred stock. The restrictions on our ability to compensate senior executives may limit our ability to recruit and retain senior executives.

If our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance, our financial condition and results of operations could be adversely affected.

We are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on its obligations under one or more loans of the Bank may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to write off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan exceeds the value of the assets acquired.

We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, our historical loss experience, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral, expected cash flows from purchased loans, and the level of non-accruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expenses.

Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if charge-offs in future periods exceed those estimated in our determination of our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

A significant portion of loans held in our loan portfolio were originated by third parties, and such loans may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans.

At June 30, 2012, 23.7% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans. Although the Loan Acquisition and Servicing Group conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the Loan Acquisition and Servicing Group may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

At June 30, 2012, the 23.7% of the loans held in our loan portfolio that were originated by third parties had been held by us for 134 days, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.

At June 30, 2012, our commercial real estate mortgage and commercial business loan portfolios comprised 56.2% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.

In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We are subject to liquidity risk.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources – which include Federal Home Loan Bank advances, the Federal Reserve’s Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered certificates of deposit – less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We are subject to security and operational risks relating to our use of technology.

Communication and information systems are critical to the conduct of our business because we use these systems to manage our customer relationships and process accounting and financial reporting information. Although we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could prevent customers from using our website and our online banking services, both of which involve the transmission of confidential information. Although we rely on security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect our systems from compromises or breaches of security. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or expose us to civil litigation and possible financial liability, including the costs of customer notification and remediation efforts. Any of these occurrences could have an adverse effect on our financial condition and results of operations.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Internal controls may fail or be circumvented.

Effective controls over financial reporting are necessary to help ensure reliable financial reporting and prevent fraud. Management is responsible for maintaining an effective system of internal control and assessing system effectiveness. Our system of internal control is a process designed to provide reasonable, not absolute, assurance that system objectives are being met. Failure or circumvention of the system of internal control could have an adverse effect on our business, profitability, and financial condition, and could further result in regulatory actions and loss of investor confidence.

Our historical operating results may be of limited use to you in evaluating our historical performance and predicting our future results.

We applied the acquisition method of accounting, as described in Accounting Standards Codification 805, Business Combinations, to the merger of FHB Formation LLC with and into Northeast. As a result of application of the acquisition method of accounting to our balance sheet, our financial statements from the periods prior to December 29, 2010, the date that the merger was consummated, are not directly comparable to the financial statements for periods subsequent to December 29, 2010. The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. In connection with the application of the acquisition method of accounting for the merger, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value. In addition, the accretion of fair value adjustments to certain interest-bearing assets and liabilities increased our net income for periods subsequent to the merger. The lack of comparability means that the periods being reported in the fiscal year June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal year ended June 30, 2012, and, as a result, our historical operating results before December 29, 2010 are of limited relevance in evaluating our historical financial performance subsequent to December 29, 2010 and predicting our future operating results.

Deterioration in the Maine economy could adversely affect our financial condition and results of operations.

Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine and southeastern New Hampshire. As a result, a significant portion of our earnings are closely tied to the economy of Maine. Deterioration in the Community Banking Division’s market in Maine could result in the following consequences:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing a loan; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Our future growth, if any, may require us to raise additional capital in the future, but that capital may not be available when we need it.

As a bank, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, in conjunction with the regulatory approvals received for the merger with FHB Formation

LLC, we committed to maintain a Tier 1 leverage ratio of at least 10% and a total risk-based capital ratio of at least 15%. We may need to raise additional capital to support our operations or our growth, if any. Our ability to raise additional capital will depend, in part, on conditions in the capital markets and our financial performance at that time. Accordingly, we may be unable to raise additional capital, if and when needed, on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, investors’ interests could be diluted. Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Risks Associated With the Industry

Difficult market conditions and economic trends in the real estate market have adversely affected our industry and our business.

We are particularly affected by downturns in the U.S. real estate market. Declines in the real estate market over the past several years, with decreasing property values and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, general downward economic trends and continued high levels of unemployment, among other factors, have led to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected our business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if these market conditions and trends continue, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Competition in the financial services industry is intense and could result in us losing business or experiencing reduced margins.

Our future growth and success will depend on our ability to continue to compete effectively in the Community Banking Division’s Maine market, in the markets in which the Loan Acquisition and Servicing Group invests and in the markets in which ableBanking will operate. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. Some of our competitors have significantly greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

Changes in interest rates could adversely affect our net interest income and profitability.

The majority of our assets and liabilities are monetary in nature. As a result, our earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on us cannot be controlled and are extremely difficult to predict. Changes in interest rates can affect our net interest income as well as the value of our assets and liabilities. Net interest income is the difference between (i) interest income on interest-earning assets, such as loans and securities, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, and therefore reduce our net interest income. Further, declines in market interest rates may trigger loan prepayments, which in many cases are within our customers’ discretion, and which in turn may serve to reduce our net interest income if we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have an adverse impact in our operations.

We are subject to regulation and supervision by the Federal Reserve, and our banking subsidiary, Northeast Bank, is subject to regulation and supervision by the Federal Reserve, the Maine Bureau of Financial Institutions and the FDIC, as the insurer of Northeast Bank’s deposits. The Federal Reserve, the FDIC and the Maine Bureau of Financial Institutions have broad enforcement authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, including but not limited to the power to issue cease and desist orders, assess civil money penalties and impose other civil and criminal penalties. The Federal Reserve possesses similar powers with respect to bank holding companies.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with Northeast Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the Federal Reserve has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules.

Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the “CFPB,” as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. Northeast Bank will continue to be examined by the Federal Reserve for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been a heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees that Northeast Bank may charge for products and services.

The federal bank regulatory agencies have proposed new capital requirements in connection with the implementation of Basel III and the Dodd-Frank Act. These proposed capital requirements increase the minimum capital levels and implement new capital requirements for common equity and a capital conservation buffer. Additionally, the proposed capital requirements would eliminate the Tier 1 capital treatment of our trust preferred securities over a ten-year period and require us to hold more capital against certain types of assets. The new requirements could limit the manner in which we and Northeast Bank conduct our business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and Northeast Bank having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our financial condition and results of operations.

The FDIC insures deposits at FDIC-insured depository institutions, such as Northeast Bank, up to applicable limits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates. If these increases are insufficient for the deposit insurance fund of the FDIC to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

Changes in accounting standards can materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Risks Associated With Our Common Stock

Recent market volatility has affected and may continue to affect the value of our common stock.

The performance of our common stock has been and may continue to be affected by many factors, including volatility in the credit, mortgage and housing markets, and the markets with respect to financial institutions generally. Government action and changes in government regulations, such as the Dodd-Frank Act, may affect the value of our common stock. More general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or interest rate changes could also cause the value of our common stock to decrease regardless of our operating results.

Our common stock trading volume may not provide adequate liquidity for investors.

Our voting common stock is listed on the NASDAQ Global Market. The average daily trading volume for Northeast voting common stock is less than the corresponding trading volume for larger financial institutions. Due to this relatively low trading volume, significant sales of Northeast voting common stock, or the expectation of these sales, may place significant downward pressure on the market price of Northeast voting common stock. No assurance can be given that a more active trading market in our common stock will develop in the foreseeable future or can be maintained. There can also be no assurance that the offering will result in a material increase in the “float” for our common stock, which we define as the aggregate market value of our voting common stock held by shareholders who are not affiliates of Northeast, because our affiliates may purchase shares of voting common stock in the offering.

There is a limited market for and restrictions on the transferability of our non-voting common stock

Our non-voting common stock is not and will not be listed on any exchange. Additionally, the non-voting common stock can only be transferred in certain limited circumstances set forth in our articles of incorporation. Accordingly, holders of our non-voting common stock may be required to bear the economic consequences of holding such non-voting common stock for an indefinite period of time.

Our participation in the TARP Capital Purchase Program, which includes restrictions on our ability to pay dividends or repurchase outstanding common stock, may act to depress the market value of our common stock.

Because of our participation in the TARP Capital Purchase Program, our ability to declare or pay dividends on shares of common stock is limited to $0.09 per share per quarter. We are unable to declare or pay dividends on shares of common stock if in arrears on the payment of dividends on the Series A preferred stock. In addition, the U.S. Treasury’s approval is required for us to make any stock repurchase (other than purchases of Series A preferred stock or shares of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all shares of the Series A preferred stock have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. In addition, outstanding shares of common stock may not be repurchased if we are in arrears on the payment of Series A preferred stock dividends. The restriction on our ability to pay dividends or repurchase shares of common stock may depress the market value of our common stock.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2012, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us.

As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the Series A preferred stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the Series A preferred stock or our common stock, and from making any payments to holders of the Series A preferred stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.

We are dependent upon our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from Northeast Bank, and depend on dividends, distributions and other payments from Northeast Bank to fund dividend payments on our common stock and to fund all payments on our other obligations. We and Northeast Bank are subject to laws that authorize regulatory authorities to block or reduce the flow of funds from Northeast Bank to us. Regulatory action of that kind could impede access to the funds that Northeast needs in order to make payments on its obligations or dividend payments. In addition, if Northeast Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to its common and preferred shareholders. Further, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of Northeast Bank’s creditors.

We may not be able to pay dividends and, if we pay dividends, we cannot guarantee the amount and frequency of such dividends.

In addition to the restrictions on the ability to declare or pay dividends imposed by the terms of the Series A preferred stock, the continued payment of dividends on shares of our common stock will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions, growth and other factors, including economic conditions, regulatory restrictions, and tax considerations. We cannot guarantee that we will pay dividends or, if we pay dividends, the amount and frequency of these dividends.

We may issue additional shares of common or preferred stock in the future, which could dilute a shareholder’s ownership of common stock.

Our articles of incorporation authorize our board of directors, generally without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of our common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of Northeast common or preferred stock. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices that result in substantial dilution.

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of its debt or preferred securities would receive a distribution of our available assets before distributions to the holders of Northeast common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a shareholder’s interest in Northeast.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.

Anti-takeover provisions could negatively impact our shareholders.

Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over Northeast. Provisions of Maine law and provisions of our articles of incorporation and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We have a classified board of directors, meaning that approximately one-third of our directors are elected annually. Additionally, our articles of organization authorize our board of directors to issue preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. Other provisions that could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders include supermajority voting requirements to remove a director from office without cause; restrictions on shareholders calling a special meeting; a requirement that only directors may fill a board vacancy; and provisions regarding the timing and content of shareholder proposals and nominations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At June 30, 2012, the Company conducted its business from its main office in Lewiston, Maine and an office in Boston, Massachusetts. The Company also conducts business from its ten full-service bank branches and three loan production offices located in the state of Maine.

In addition to its Lewiston, Maine and Boston, Massachusetts offices, the Company leases eight of its other locations. For information regarding the Company’s lease commitments, please refer to “Lease Obligations” under Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 3.	Legal Proceedings

The Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Company’s voting common stock currently trades on the NASDAQ under the symbol “NBN.” There is no established public trading market for the Company’s non-voting common stock. As of the close of business on September 1, 2012, there were approximately 417 registered shareholders of record.

The following table sets forth the high and low closing sale prices of the Company’s voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company’s voting and non-voting common stock during the periods indicated.

Fiscal year ended June 30, 2012	High	Low	Div Pd
Jul 1 – Sep 30	$14.00	$9.45	$.090
Oct 1 – Dec 31	14.69	11.18	.090
Jan 1 – Mar 31	14.29	11.60	.090
Apr 1 – Jun 30	11.70	8.00	.090

Fiscal year ended June 30, 2011	High	Low	Div Pd
Jul 1 – Sep 30	$13.25	$12.00	$.090
Oct 1 – Dec 31	17.80	12.25	.090
Jan 1 – Mar 31	16.50	14.50	.090
Apr 1 – Jun 30	15.29	13.50	.090

On September 21, 2012, the last reported sale price of the Company’s voting common stock, as reported on NASDAQ was $9.39. Holders of the Company’s voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company’s voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank’s ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank’s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See “Item 1. Business—Supervision and Regulation.”

The following graph compares the performance of the Company’s voting common stock (or for periods prior to the Merger, the Company’s common stock) (assuming reinvestment of dividends) with the total return for companies within the S&P 500 Index and the Philadelphia KBW Bank Index. The calculation of total cumulative return assumes a $100 investment was made at market close on June 30, 2007.

The following table provides information about the Company’s voting common stock that may be issued upon the exercise of stock options under the Company’s equity compensation plans in effect as of June 30, 2012.

	Equity Compensation Plans
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plan approved by security holders(1)	796,049	$13.98	979
Equity compensation plan not approved by security holders	0	$0.00	0

(1)	Includes information related to the Northeast Bancorp Stock Option and Incentive Plan Stock Option Plan approved by the shareholders in 2010 (the “2010 Plan”). The 2010 Plan provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

(b) Not applicable.

(c) Issuer Repurchases of Equity Securities.

     None.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Successor Company (1)		Predecessor Company (2)
	Twelve Months Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010	Twelve Months Ended June 30, 2009	Twelve Months Ended June 30, 2008	Twelve Months Ended June 30, 2007
	(Dollars in thousands)
Selected operations data:
Interest and dividend income	$27,014	$13,304	$14,378	$31,262	$33,766	$35,398	$35,682
Interest expense	6,317	3,207	5,877	13,314	16,718	20,789	20,032

Net interest income	20,697	10,097	8,501	17,948	17,048	14,609	15,650
Provision for loan losses	946	707	912	1,864	2,100	836	989
Noninterest income (3)	8,590	18,982	4,214	5,701	4,640	5,127	5,536
Net securities gains (losses)	1,111	1,200	17	(18)	268	293	42
Noninterest expense (4)	28,255	17,148	9,455	19,473	18,598	17,105	17,113

Income before income taxes	1,197	12,424	2,365	2,294	1,258	2,088	3,126
Income tax expense (benefit)	181	(83)	698	782	130	398	810

Net income from continuing operations	1,016	12,507	1,667	1,512	1,128	1,690	2,316
Net income (loss) from discontinued operations	1,147	45	129	207	(169)	241	(429)

Net income	$2,163	$12,552	$1,796	$1,719	$959	$1,931	$1,887

Net income available to common stockholders	$1,771	$12,355	$1,677	$1,476	$825	$1,931	$1,887

Consolidated per share data:
Earnings:
Basic:
Continuing operations	$0.15	$3.51	$0.66	$0.55	$0.43	$0.72	$0.94
Discontinued operations	0.26	0.01	0.06	0.09	(0.07)	0.10	(0.17)

Net income	$0.41	$3.52	$0.72	$0.64	$0.36	$0.82	$0.77

Diluted:
Continuing operations	$0.15	$3.46	$0.66	$0.54	$0.43	$0.72	$0.94
Discontinued operations	0.26	0.01	0.05	0.09	(0.07)	0.10	(0.18)

Net income	$0.41	$3.47	$0.71	$0.63	$0.36	$0.82	$0.76

Cash dividends	$0.36	$0.18	$0.18	$0.36	$0.36	$0.36	$0.36
Book value	11.07	17.33	19.79	20.08	18.63	17.40	16.68
Selected balance sheet data:
Total assets	$669,196	$596,393	$627,984	$622,607	$598,148	$598,274	$556,801
Loans	356,254	309,913	367,284	382,309	393,651	409,194	425,571
Deposits	422,188	401,118	374,617	384,197	385,386	363,374	364,554
Borrowings	120,859	126,706	199,326	183,025	162,389	186,830	147,564
Total stockholders’ equity	119,139	64,954	50,366	50,906	47,317	40,273	40,850
Other ratios:
Return on average assets	0.36%	4.09%	0.57%	0.28%	0.16%	0.33%	0.34%
Return on average equity	3.03%	38.23%	7.03%	3.47%	2.14%	4.63%	4.59%
Efficiency ratio	92.95%	56.63%	74.26%	82.40%	84.71%	85.40%	80.62%
Average equity to average total assets	11.90%	10.69%	8.18%	8.10%	7.35%	7.23%	7.37%
Common dividend payout ratio	71.26%	5.02%	25.02%	56.64%	101.14%	44.10%	46.77%
Tier 1 leverage capital ratio	19.91%	10.35%	N/A	8.40%	8.12%	7.31%	9.07%
Total risk-based capital ratio	33.34%	18.99%	N/A	14.09%	13.23%	11.91%	13.97%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Includes primarily fees for deposits, investment brokerage services to customers, and gains on the sale of loans. In the 184 days ended June 30, 2011, the total further includes a bargain purchase gain $15.4 million.
(4)	Includes salaries, employee benefits, occupancy and equipment, and other expenses. In the 184 days ended June 30, 2011, the total includes merger expenses totaling $3.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of Northeast Bancorp, Inc. (the “Company”) for the fiscal year ended June 30, 2012 (“fiscal 2012”), the 184-day period ended June 30, 2011, and the 181-day period ended December 28, 2010. This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company’s Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2012 have been reclassified to conform to the fiscal 2012 presentation.

Financial Presentation

On December 29, 2010, the merger (the “Merger”) of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the Merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) to the Merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

As a result of application of the acquisition method of accounting to Northeast Bancorp after the merger on December 29, 2010, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and

Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the Consolidated Financial Statements and the discussion herein.

In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Maine Bureau of Financial Institutions (the “Bureau”), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company is currently in compliance with all commitments to the Federal Reserve and the Bureau.

As a result of the sale of the Company’s insurance agency business in the first quarter of fiscal 2012 and discontinuation of further significant business activities in the insurance agency segment, the Company has classified the results of its insurance agency division as discontinued operations in the Company’s consolidated financial statements and discussion herein.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and that could potentially result in materially different results under different assumptions and conditions. Northeast considers the following to be its critical accounting policies:

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

All loans purchased by the Company in the secondary market by the Loan Acquisition and Servicing Group (“LASG”) are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion. The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management’s judgment the collectability of interest or principal of the loan has been significantly impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan is returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial business, consumer, and residential real estate. Loans purchased by the LASG are further segregated from the aforementioned segments. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment. For purposes of the Company’s allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

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

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Loans in this segment acquired with specific material credit deterioration since origination are identified as purchased credit-impaired (“PCI”). Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company considers its loss experience subsequent to the Merger in its quantitative historical loss analysis. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

•	Levels and trends in delinquencies

•	Trends in the volume and nature of loans

•	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff

•	Trends in portfolio concentration

•	National and local economic trends and conditions.

•	Effects of changes or trends in internal risk ratings

•	Other effects resulting from trends in the valuation of underlying collateral

There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2012.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. For impaired loans that are collateral dependent, the Company obtains or conducts an appraisal of the collateral within 90 days of initial impairment.

An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all loans modified in troubled debt restructurings are individually reviewed for impairment.

For all loans segments except the purchased loan segment a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to decreases in interest rate indices, discounted at the loan’s effective rate assumed at acquisition. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. The Company considers all loans modified in a TDR as impaired loans. By policy, loans classified as TDRs remain classified as such until the loan is paid off.

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Business Combination Accounting

The application of the acquisition method of accounting for a business combination, in accordance with ASC 805, requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. The Company considers accounting policies related to these fair value measurements to be critical because they are important to the portrayal of the Company’s financial condition and results subsequent to the Merger, and they require subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.

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

Overview

Northeast Bancorp is a Maine corporation and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company. The Federal Reserve is the primary regulator of the Company, and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions. Northeast Bancorp’s principal asset is the capital stock of Northeast Bank (the “Bank”), a Maine state-chartered universal bank. Accordingly, the Company’s results of operations are primarily dependent on the results of the operations of the Bank.

The Company’s financial and strategic highlights for fiscal 2012 include the following:

•

Purchased commercial loans totaling $101.8 million, and earned an average yield on the purchased portfolio of 16.3%, a result that includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the “total return” on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 18.6% for fiscal 2012.

•	Raised $52.7 million of capital in May through the sale of shares of common stock in a public offering.

•	Launched ableBanking, an online affinity deposit platform in late fiscal 2012. As of June 30, 2012, ableBanking had deposits totaling $2.8 million.

•	Sold substantially all assets of Northeast’s insurance division, yielding a pre-tax gain of $1.6 million and increasing tangible equity by $8.4 million.

•	Earned net income of $1.0 million from continuing operations, or $0.15 per diluted share.

Results of Operations – Continuing Operations

General

Successor Company

As noted earlier, the results of operations for the year ended June 30, 2012 are not directly comparable to the prior year period due to the application of acquisition accounting in connection with the Merger. Nonetheless, the discussion that follows will compare, to the extent appropriate and useful, certain results for each period.

Net income from continuing operations for the year ended June 30, 2012 was $1.0 million. Items of significance affecting the Company’s earnings included:

•

An increase in the net interest margin, which grew to 3.69%, compared to 3.58% for the 184 days ended June 30, 2011, principally due to growth in the Company’s purchased loan portfolio. The following table summarizes interest income and related yields recognized on the Company’s purchased and originated loans.

	Interest Income and Yield on Loans
	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Loans - originated	$300,626	$18,355	6.11%	$337,630	$11,544	6.78%
Loans - purchased	39,022	6,379	16.35%	0	0	0.00%

Total	$339,648	$24,734	7.28%	$337,630	$11,544	6.78%

The yield on purchased loans was increased by unscheduled loan payoffs during the period, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The Company also realized gains on the sale of purchased loans. In total, the Company recognized $3.5 million in “transactional income” during fiscal 2012, resulting from a total of eleven transactions. Transactional income includes accelerated discount accretion and fees realized on loan payoffs and gains on sales of purchased loans. The following table details the “total return” on purchased loans, based on regularly scheduled interest and accretion and transactional income earned.

	Total Return on Purchased Loans
	Year Ended June 30, 2012
	Income	Return
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,762	9.64%
Transactional income:
Gains on loan sales	868	2.22%
Accelerated accretion and fees recognized on loan payoffs	2,617	6.71%

Total	$7,247	18.57%

•	Net gains on residential mortgage loan sales of $2.8 million.

•	Security gains totaling $1.1 million.

•	Increased noninterest expenses, principally resulting from increased staffing and infrastructure costs necessary to execute the Company’s loan purchasing strategy.

For the 184 days ended June 30, 2011, the Company reported net income from continuing operations of $12.5 million, or $3.46 per diluted share. The significant factors affecting the Company’s net income from continuing operations for the 184 days ended June 30, 2011 included two items recorded in connection with the Merger: a bargain purchase gain of $15.4 million and merger-related expenses of $3.2 million.

Predecessor Company

For the 181 days ended December 28, 2010, the Company reported net income from continuing operations of $1.7 million, or $0.66 per diluted share. Financial highlights for the 181 days ended December 28, 2010 included gains on sales of fixed rate residential mortgages of $1.9 million, investment commission income of $1.2 million, and net interest income of $8.5 million.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Successor Company(1)
	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities(3)	$138,708	$2,019	1.46%	$143,894	$1,642	2.32%
Loans(4)(5)	339,648	24,734	7.28%	337,630	11,544	6.78%
Regulatory stock	5,673	72	1.27%	5,550	28	1.00%
Short-term investments(6)	76,217	189	0.25%	75,080	90	0.24%

Total interest-earning assets	560,246	27,014	4.82%	562,154	13,304	4.71%

Cash and due from banks	2,910			3,432
Other non-interest earning assets	36,803			43,668

Total assets	$599,959			$609,254

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,218	$213	0.39%	$56,386	$160	0.56%
Money market accounts	44,692	175	0.39%	52,238	135	0.51%
Savings accounts	32,799	67	0.20%	34,799	67	0.38%
Time deposits	223,782	2,971	1.33%	207,251	1,303	1.25%

Total interest-bearing deposits	356,491	3,426	0.96%	350,674	1,665	0.94%
Short-term borrowings(7)	1,075	21	1.95%	19,764	76	0.76%
Borrowed funds	112,812	2,119	1.87%	115,798	1,101	1.89%
Junior subordinated debentures	8,028	751	9.35%	7,921	365	9.14%

Total interest-bearing liabilities	478,406	6,317	1.32%	494,157	3,207	1.29%

Interest-bearing liabilities of discontinued operations(8)	271			2,134
Non-interest bearing liabilities:
Demand deposits and escrow accounts	45,933			43,761
Other liabilities	3,932			4,075

Total liabilities	528,542			544,127
Stockholders’ equity	71,417			65,127

Total liabilities and stockholders’ equity	$599,959			$609,254

Net interest income		$20,697			$10,097

Interest rate spread			3.50%			3.42%
Net interest margin(9)			3.69%			3.58%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(4)	Includes loans held for sale.

(5)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(6)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(7)	Short term borrowings include securities sold under repurchase agreements and sweep accounts.
(8)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(9)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

	Predecessor Company(2)
	181 Days Ended December 28, 2010			Year Ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities(3)	$161,894	$3,111	3.96%	$163,601	$7,623	4.66%
Loans(4) (5)	385,286	11,210	5.87%	392,398	23,803	6.07%
Regulatory stock	5,486	18	0.66%	5,486	36	0.66%
Short-term investments(6)	39,212	39	0.20%	8,761	12	0.14%

Total interest-earning assets	591,878	14,378	4.92%	570,246	31,474	5.52%

Cash and due from banks	3,340			5,967
Other non-interest earning assets	34,724			35,252

Total assets	$629,942			$611,465

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$53,780	$183	0.69%	$48,271	$379	0.79%
Money market accounts	55,955	213	0.77%	43,974	532	1.21%
Savings accounts	38,303	99	0.52%	29,366	181	0.62%
Time deposits	196,318	2,301	2.36%	224,399	6,023	2.68%

Total interest-bearing deposits	344,356	2,796	1.64%	346,010	7,115	2.06%
Short-term borrowings(7)	53,873	376	1.41%	42,940	654	1.52%
Borrowed funds	117,688	2,365	4.05%	116,160	4,786	4.12%
Junior subordinated debentures	16,496	340	4.16%	16,496	759	4.60%

Total interest-bearing liabilities	532,413	5,877	2.23%	521,606	13,314	2.55%

Interest-bearing liabilities of discontinued operations(8)	2,462			2,842
Non-interest bearing liabilities:
Demand deposits and escrow accounts	37,941			34,186
Other liabilities	5,576			3,332

Total liabilities	578,392			561,966
Stockholders’ equity	51,550			49,499

Total liabilities and stockholders’ equity	$629,942			$611,465

Net interest income		$8,501			$18,160

Interest rate spread			2.69%			2.97%
Net interest margin(9)			2.92%			3.18%

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.

(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary prior to the closing of the merger with FHB Formation LLC on December 29, 2010.
(3)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(4)	Includes loans held for sale.
(5)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(6)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(7)	Short term borrowings include securities sold under repurchase agreements and sweep accounts.
(8)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(9)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

Rate and volume variance analyses allocate the change in interest income and expense between the portion that is due to changes in the rates earned or paid for specific categories of assets and liabilities and the portion that is due to changes in the average balances between the two periods. However, the successor and predecessor periods in fiscal 2011 are not comparable to fiscal 2012 due to the significant effect of acquisition accounting adjustments, and thus no rate/volume variance analysis is provided for these periods.

Successor Company

For the period, the 3.69% net interest margin earned was 11 basis points higher than that earned for the 184 days ended June 30, 2011. The net interest margin improved during fiscal year 2012 principally due to the 16.35% yield earned on the Company’s purchased loans, offset in part by a decline in the effect of accretion of Merger-related fair value adjustments and a reduction in the yield earned on investment securities. The decrease in the yield on securities was the result realizing gains on the portfolio during the year, and reinvesting sale proceeds at lower yields.

The following table summarizes interest income and related yields recognized on the Company’s purchased and originated loans.

	Interest Income and Yield on Loans
	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Loans - originated	$300,626	$18,355	6.11%	$337,630	$11,544	6.78%
Loans - purchased	39,022	6,379	16.35%	0	0	0.00%

Total	$339,648	$24,734	7.28%	$337,630	$11,544	6.78%

The yield on purchased loans was increased by unscheduled loan payoffs during the period, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The Company also realized gains on the sale of purchased loans. The Company recognized $3.5 million in transactional income during fiscal 2012, resulting from a total of eleven transactions. The following table details the “total return” on purchased loans, based on regularly scheduled interest and accretion, accelerated accretion, and other income recognized upon unscheduled loan payoffs or sales.

	Total Return on Purchased Loans
	Year Ended June 30, 2012
	Income	Return
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,762	9.64%
Transactional income:
Gains on loan sales	868	2.22%
Accelerated accretion and fees recognized on loan payoffs	2,617	6.71%

Total	$7,247	18.57%

The following table summarizes the effects of accretion of fair value adjustments on the net interest margin, for the periods indicated:

	Noncash Accretion (Amortization) of Fair Value Adjustments from the Merger
	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Average Balance	Income (Expense)	Effect on Yield / Rate	Average Balance	Income (Expense)	Effect on Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$138,708	$(100)	-0.07%	$143,894	$(742)	-1.02%
Loans	339,648	713	0.21%	337,630	1,422	0.84%
Other interest earning assets	81,890	0	0.00%	80,630	0	0.00%

Total interest-earning assets	$560,246	$613	0.11%	$562,154	$680	0.24%

Interest-bearing liabilities:
Interest-bearing deposits	356,491	1,292	0.36%	350,674	882	0.50%
Short-term borrowings	1,075	0	0.00%	19,764	0	0.00%
Borrowed funds	112,812	2,299	2.04%	115,798	1,167	2.00%
Junior subordinated debentures	8,028	(129)	-1.61%	7,921	(68)	-1.70%

Total interest-bearing liabilities	$478,406	$3,462	0.72%	$494,157	$1,981	0.80%

Total effect of noncash accretion (amortization) on:
Net interest income		$4,075			$2,661
Net interest margin		0.73%			0.94%

The cost of funding was little changed when comparing fiscal 2012 to the 184 days ended June 30, 2012, rising 3 basis points to 1.32% in fiscal 2012 from 1.29% in the earlier period.

Predecessor Company

The net interest margin for the 181 days ended December 28, 2010 was 2.92%. The yield on earning assets was 4.92%, which included higher yielding investment securities, compared to market rates for such instruments in fiscal 2012. The cost of interest- bearing liabilities was 2.23% for the period, higher than comparable rates in fiscal 2012. As noted above, the results of the prior period is not directly comparable with those of the current periods as a result of the accretion of fair value adjustments in the current periods.

Provision for Loan Losses

Quarterly, the Company determines the amount of its allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For acquired loans accounted for under ASC 310-30, a provision for loan losses is recorded when estimates of future cash flows are lower than had been previously expected.

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

Successor Company

The provision for loan losses for the fiscal year ended June 30, 2012 was $946 thousand. This compares to a provision for loan losses of $707 thousand for the 184 days ended June 30, 2011. At June 30, 2012 and 2011, the allowance for loan losses stood at $824 thousand and $437 thousand, respectively, and the ratio of allowance for loan losses to total loans was 0.23% and 0.14%, respectively. The allowance for loan losses at June 30, 2012 reflects provisions for loans originated post-Merger, and the effect of any credit deterioration in the Company’s pre-Merger loan portfolio. Management’s analysis of the Company’s purchased loans detected no credit deterioration since the dates of the loans’ purchase, and accordingly no provision for loan losses was recorded for the purchased portfolio in fiscal 2012. Net charge-offs for the fiscal year ended June 30, 2012 totaled $559 thousand, representing approximately 0.17% of the Company’s average portfolio loan balance during the fiscal year.

Predecessor Company

The provision for loan losses for the 181 days ended December 28, 2010 was $912 thousand. As indicated above, the allowance for loan losses was eliminated at the time of the Merger. Loans with indicators of deteriorated credit quality at the time of the Merger were recorded at fair value and assigned a nonaccretable difference, hence the lower level of overall loan loss provisions associated with the Successor Company during the current year periods.

For additional information on the allowance for loan losses, see “Asset Quality.”

Noninterest Income

Successor Company

Noninterest income for the fiscal year ended June 30, 2012 totaled $9.7 million. During the fiscal year, the Company realized $1.1 million in security gains, investment commissions of $2.8 million, and produced total gains on loan sales of $3.8 million, of which $2.8 resulted from sales of residential mortgage loans. During the fiscal year, the Company originated residential mortgages totaling $136.3 million, of which $123.9 million were sold into the secondary market. Gains on portfolio loan sales totaled $1.1 million, principally resulting from the sale of loans acquired by the LASG.

Noninterest income for the 184 days ended June 30, 2011 totaled $20.2 million, which includes a non-recurring bargain purchase gain of $15.4 million resulting from the application of the acquisition method of accounting in connection with the Merger. During the period, the Company also realized net securities gains totaling

$1.2 million, investment commission totaling $1.4 million, and gains on sales of residential mortgage loans of $945 thousand. The remaining noninterest income earned in the period totaled $1.2 million.

Predecessor Company

Noninterest income for the 181 days ended December 28, 2010 totaled $4.2 million. Significant items included gains on sales of residential mortgage loans totaling $1.9 million, and investment commissions totaling $1.2 million.

Noninterest Expense

Successor Company

Noninterest expense for the fiscal year ended June 30, 2012, was $28.3 million. The level of noninterest expense for the period includes the significant staffing and infrastructure costs necessary to execute the Company’s loan purchasing strategy, its online affinity deposit program, as well as the resources necessary to increase the overall capacity of the organization in the areas of risk management, financial management, and operations.

When compared to the pre-Merger operations of the Company, the most significant areas of increase include:

•

Salaries and employee benefits expense, which was $15.6 million for fiscal 2012 compared to $4.9 million for the 181-day pre-Merger period. The Company’s employees, on a full-time equivalent basis, totaled 203 at June 30, 2012, 22 or 12.2% higher than the 181 employed by the Predecessor Company prior to the Merger. The increase is the result of an increase of 17 employees in the Company’s Loan Acquisition and Servicing Group; an increase of 3 employees related to ableBanking; as well as additions to executive management, risk management, finance, and back-office operations.

•

Occupancy and equipment expense, which totaled $3.8 million in fiscal 2012 compared to $1.4 million for the 181-day pre-Merger period. The increase was principally due to additional rent and occupancy costs associated with the Company’s Boston office, as well as depreciation and maintenance associated with investments in new business initiatives.

•

Professional fees, which were $1.7 million for fiscal 2012, compared to $509 thousand for the 181-day pre-Merger period. The Company’s increased professional fees during fiscal 2012 were principally due to consulting and legal costs associated with the implementation of the Company’s loan purchasing and online affinity banking strategies.

•

Intangible asset amortization, which was $1.2 million in fiscal 2012, resulting from a core deposit intangible asset of $6.4 million recorded in connection with the Merger, and which is being amortized on an accelerated basis over 9.5 years. No intangible asset amortization was recorded in the 181-day pre-Merger period.

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

Income Taxes

Successor Company

Income tax expense for the fiscal year ended June 30, 2012 totaled $181 thousand, representing 15.1% of pretax income. The effective tax rate for the period reflects the level of pretax income in relation to nontaxable income, principally bank-owned life insurance (“BOLI”) income totaling $501 thousand, and low-income housing tax credits totaling $118 thousand.

The income tax benefit for the 184 days ended June 30, 2011 totaled $83 thousand, representing 0.7% of pretax income. Within the operating results for the 184-day period ended June 30, 2011, both the bargain purchase gain and Merger-related expenses are not subject to Federal income tax. The Company’s BOLI income ($258 thousand) and municipal interest income ($76 thousand) are also non-taxable. The income tax benefit of $83 thousand recorded for the 184 days ended June 30, 2011 reflects the exclusion of these items, as well as the recognition of $91 thousand of low-income housing tax credits.

Predecessor Company

Income tax expense recorded for the 181 days ended December 28, 2010 was $698 thousand. The Company’s effective tax rate of 29.5% for the 181 days ended December 28, 2010 differed from statutory rates principally as a result of tax exempt security income and BOLI income, in addition to low-income housing tax credits. The effect of these items were partially offset by merger expenses, which are not deductible for income tax purposes.

Results of Operations – Discontinued Operations

Overview

In the first quarter of fiscal 2012, the Company sold intangible assets (principally customer lists) and certain fixed assets of Northeast Bank Insurance Group (“NBIG”) to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The NBIG office in Berwick, Maine, which now operates under the name of Spence & Matthews, was acquired by a member of NBIG’s senior management team. In connection with the transaction, the Company also repaid borrowings associated with NBIG totaling $2.1 million. Customer lists and certain fixed assets of individual NBIG agency offices were also sold in fiscal 2011 and 2010.

The Company no longer conducts any significant operations in the insurance agency business, and therefore has classified the operating results of NBIG, and the associated gain on sale of the division, as discontinued operations in the consolidated financial statements.

Successor Company

Net income from discontinued operations for the fiscal year ended June 30, 2012 was $1.1 million, or $0.26 per diluted share, which includes a pre-tax gain on the sale of NBIG intangibles and certain fixed assets, net of expenses, of $1.6 million. The Company also recorded pre-tax income associated with operations of $186 thousand prior to the asset sale. Income tax expense associated with discontinued operations for the year ended June 30, 2012 was $605 thousand or 34.5% of pre-tax income.

For the 184 days ended June 30, 2011, the Company reported net income from discontinued operations of $45 thousand, or $0.01 per diluted share.

Predecessor Company

For the 181 days ended December 28, 2010, the Company reported net income from discontinued operations of $129 thousand, or $0.05 per diluted share. Net income from discontinued operations for the period includes a

$105 thousand gain on sale of customer lists and fixed assets associated with the Company’s Jackman, Maine, insurance agency office.

Financial Condition

Overview

The Company’s total assets grew to $669.2 million at June 30, 2012, representing an increase of $72.8 million, or 12.2%, compared to $596.4 million at June 30, 2011. This increase was principally attributable to growth in the Company’s loan portfolio and to the Company’s public stock offering in May 2012. Net of expenses, the public offering increased capital by $52.7 million through the sale of 6,875,917 shares of common stock. At June 30, 2012, common shares outstanding totaled 10,383,441.

Significant changes in the Company’s balance sheet components include:

•	a $44.3 million, or 52.8%, increase in cash and cash equivalents, principally resulting from the aforementioned capital raise;

•

loan growth of $51.0 million, or 16.2%, principally due to net growth of $83.8 million in the Company’s purchased loan portfolio, offset in part by amortization and payoffs from the originated loan portfolio of $32.8 million;

•	an $8.6 million, or 65.8%, decrease in intangible assets, resulting primarily from the sale of insurance agency division assets;

•	a $21.1 million, or 5.3%, increase in deposits raised through the Community Banking Division and ableBanking, the Bank’s online affinity deposit platform;

•

a $54.2 million, or 83.4%, change in total stockholders’ equity, principally due to $52.7 million in net proceeds received from the May 2012 common stock offering and retained earnings for fiscal 2012. At June 30, 2012, the Company’s Tier one leverage ratio and total risk-based capital ratio were 19.91% and 33.34%, respectively, compared to 10.35% and 18.99% at June 30, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased $44.3 million, or 52.8%, to $128.3 million at June 30, 2012 as compared to $83.9 million at June 30, 2011. This increase was the result of new capital received through the May 2012 common stock offering, an increase in deposits, and a decrease in investment securities.

Investments Securities

The available-for-sale securities portfolio totaled $133.3 million and $149.0 million at June 30, 2012 and 2011, respectively. The year over year decrease of $15.7 million, or 10.5%, was primarily due to the principal amortization of mortgage-backed securities and the sale of securities during the year. Mortgage-backed securities and U.S. Government-sponsored enterprise bonds totaling $92.5 million were pledged for outstanding borrowings at June 30, 2012.

At June 30, 2012, the Company investment portfolio was comprised entirely of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. Generally, funds retained by the Company as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The composition of the Company’s securities portfolio at the dates indicated follows.

	Successor Company				Predecessor Company
	June 30, 2012		June 30, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$45,824	$45,808	$48,827	$48,737	$8,583	$8,649
Agency mortgage-backed securities	86,816	87,456	99,637	99,558	126,537	133,862
Municipal bonds	0	0	0	0	11,906	12,007
Corporate bonds	0	0	0	0	994	1,030
Collateralized mortgage obligations	0	0	0	0	7,331	7,423
Trust preferred securities	0	0	466	451	584	441
Equity securities	0	0	193	216	1,044	776

	$132,640	$133,264	$149,123	$148,962	$156,979	$164,188

The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company’s securities portfolio at June 30, 2012. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$0	0.00%	$45,808	1.52%	$0	0.00%	$0	0.00%	$45,808	1.52%
Agency mortgage-backed securities	0	0.00%	0	0.00%	12,012	2.86%	75,444	3.09%	87,456	3.06%

	$0	0.00%	$45,808	1.52%	$12,012	2.86%	$75,444	3.09%	$133,264	2.53%

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2012. No impairment expense was recognized for the 181 day period ended December 28, 2010 and $7 thousand of impairment expense was recognized for the 184 day period ended June 30, 2011.

Loans

Loans, including loans held-for-sale, totaled $366.1 million at June 30, 2012, compared to $315.1 million at June 30, 2011. The increase of $51.0 million, or 16.2%, at June 30, 2012, was principally due to a net increase of $63.0 million in commercial real estate loans, offset by decreases in all other categories. During fiscal 2012, the LASG purchased $101.8 million in loans, consisting principally of commercial real estate loans. At June 30, 2012, purchased loans totaled $84.5 million, of which $80.5 million or 95.3% were commercial real estate loans.

The composition of the Company’s loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	Successor Company				Predecessor Company
	June 30, 2012		June 30, 2011		June 30, 2010		June 30, 2009		June 30, 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$133,640	37.51%	$145,477	46.94%	$155,613	40.70%	$138,900	35.29%	$140,426	34.32%
Commercial real estate	100,196	28.13%	117,124	37.79%	121,175	31.70%	120,730	30.67%	111,059	27.14%
Construction	1,187	0.33%	2,015	0.65%	5,525	1.45%	6,384	1.62%	4,537	1.11%
Commercial business	19,612	5.51%	22,225	7.17%	30,214	7.90%	29,211	7.42%	33,591	8.21%
Consumer and other	17,149	4.81%	22,435	7.24%	69,782	18.25%	98,426	25.00%	119,581	29.22%

Total originated portfolio:	271,784	76.29%	309,276	99.79%	382,309	100.00%	393,651	100.00%	409,194	100.00%
Purchased portfolio(1):
Residential real estate	3,931	1.10%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Commercial real estate	80,539	22.61%	637	0.21%	0	0.00%	0	0.00%	0	0.00%

Total purchased portfolio:	84,470	23.71%	637	0.21%	0	0.00%	0	0.00%	0	0.00%

Total loans	356,254	100.00%	309,913	100.00%	382,309	100.00%	393,651	100.00%	409,194	100.00%
Less: Allowance for loan losses	824		437		5,806		5,764		5,656

Net Loans	$355,430		$309,476		$376,503		$387,887		$403,538

(1)	The purchased loan portfolio consists of loans acquired on a nationwide basis by the Company’s LASG.

The following table summarizes the scheduled maturity of the Company’s loan portfolio at June 30, 2012. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Repayments
	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$6,914	$13,153	$24,632	$88,941	$133,640
Purchased	0	383	0	3,548	3,931
Commercial:
Originated	5,355	11,884	13,623	69,334	100,196
Purchased	8,093	23,907	10,357	38,182	80,539
Construction	849	338	0	0	1,187
Non-mortgage loans:
Commercial	9,068	8,761	1,605	178	19,612
Consumer and other	473	3,070	5,597	8,009	17,149

Total loans	$30,752	$61,496	$55,814	$208,192	$356,254

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$70,068	$56,658	$126,726
Purchased	383	3,548	3,931
Commercial:
Originated	7,028	87,813	94,841
Purchased	42,527	29,919	72,446
Construction	0	338	338
Non-mortgage loans:
Commercial	6,474	4,070	10,544
Consumer and other	16,642	34	16,676

Total	$143,122	$182,380	$325,502

The Company continues to sell most originated fixed-rate residential real estate loans into the secondary market. A summary of residential real estate loans originated during the years ended June 30, 2012 and 2011 follow.

	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Sold	$123,916	90.92%	$143,666	94.81%
Retained	12,369	9.08%	7,866	5.19%

Total originations	$136,285	100.00%	$151,532	100.00%

Of total portfolio loans at June 30, 2012, approximately 56.3% were variable rate products, compared to 61.3% at June 30, 2011. This decrease in the percentage of variable rate products resulted principally from a decrease in home equity lines of credit.

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

At June 30, 2012, the remaining discount resulting from fair value adjustments recorded at the Merger date totaled $2.1 million.

Certain loans acquired through the Merger, and others acquired subsequently, were identified as having evidence of credit deterioration since their origination, and it was probable that the Company would not collect all contractually required principal and interest payments. Purchased credit-impaired (“PCI”) loans identified at the time of the acquisition are accounted for using the measurement provisions set forth in ASC 310-30. PCI loans were recorded at fair value at the date of acquisition and the historical allowance for credit losses related to these loans was not carried over.

A nonaccretable difference was established in acquisition accounting for PCI loans to absorb losses expected at that time on those loans. Losses absorbed by the nonaccretable difference do not affect the income statement or the allowance for loan losses.

All of the Company’s PCI loans are accounted for as individual loans. The following table details PCI loans identified at the Merger date of December 29, 2010.

	Residential real estate and Consumer	Commercial real estate and Commercial business	Total
	(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Fair value of loans acquired	$1,535	$3,170	$4,705

The following tables present a summary of PCI commercial real estate loans acquired by the LASG during the year ended June 30, 2012 (dollars in thousands):

Contractually required payments receivable	$35,455
Nonaccretable difference	(8,765)

Cash flows expected to be collected	26,690
Accretable yield	(8,589)

Fair value of loans acquired	$18,101

Other Assets

The cash surrender value of the Company’s BOLI assets increased $501 thousand, or 3.6%, to $14.3 million at June 30, 2012, compared to $13.8 million at June 30, 2011. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at June 30, 2012. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.5% of the Company’s total risk-based capital at June 30, 2012.

Intangible assets totaled $4.5 million and $13.1 million at June 30, 2012 and June 30, 2011, respectively. The $8.6 million reduction was the result of the sale of $7.4 million of intangible assets (principally customer lists) in connection with the insurance agency transaction in the first quarter of fiscal 2012, as well as amortization of the core deposit intangible asset recorded in conjunction with the Merger.

Deposits

The Company’s principal source of funding is its core deposit accounts. At June 30, 2012, core deposits, which the Company defines as non-maturity accounts and certificates of deposit with balances less than $250 thousand, represented 97.9% of total deposits.

Total deposits increased $21.1 million to $422.2 million as of June 30, 2012 from $401.1 million as of June 30, 2011. The increase was the result of a $27.2 million increase in certificate accounts, offset by a $6.1 million decrease in non-maturity accounts. The reduction in non-maturity accounts was principally due to the decrease in commercial loans at the Community Banking Division, and the deposit relationships linked to those loans. The increase in certificate accounts was achieved, in part, through deposit listing services, which the Bank used primarily to obtain 5-year funding. At June 30, 2012, the Bank had $2.8 million in deposits through its online affinity deposit program, ableBanking.

The following tables set forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Successor Company
	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Average Balance	Weighted Average Rate	Percent of Total Average Deposits	Average Balance	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$45,933	0.00%	11.41%	$43,761	0.00%	11.10%
Regular savings	32,799	0.20%	8.15%	34,799	0.38%	8.82%
NOW accounts	55,218	0.39%	13.72%	56,386	0.56%	14.30%
Money market accounts	44,692	0.39%	11.11%	52,238	0.51%	13.24%
Time deposits	223,782	1.33%	55.61%	207,251	1.25%	52.54%

Total average deposits	$402,424	0.85%	100.00%	$394,435	0.84%	100.00%

	Predecessor Company
	181 Days Ended December 28, 2010			Year Ended June 30, 2010
	Amount	Weighted Average Rate	Percent of Total Average Deposits	Amount	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$37,941	0.00%	9.92%	$34,186	0.00%	8.99%
Regular savings	38,303	0.52%	10.02%	29,366	0.62%	7.72%
NOW accounts	53,780	0.69%	14.07%	48,271	0.79%	12.70%
Money market accounts	55,955	0.77%	14.64%	43,974	1.21%	11.57%
Time deposits	196,318	2.36%	51.35%	224,399	2.68%	59.02%

Total average deposits	$382,297	1.47%	100.00%	$380,196	1.87%	100.00%

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $141.3 million. The scheduled maturity of these deposits is set forth below (dollars in thousands).

3 months or less	$11,610
Over 3 through 6 months	18,045
Over 6 through 12 months	9,842
Over 12 months	101,848

Total time certificates $100 and over	$141,345

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $8.7 million. The scheduled maturity of these deposits is set forth below (dollars in thousands).

3 months or less	$486
Over 3 through 6 months	1,538
Over 6 through 12 months	269
Over 12 months	6,396

Total time certificates $250 and over	$8,689

Borrowed Funds

Short-term borrowings, FHLB advances, Federal Reserve Discount Window Borrower-in-custody advances, structured repurchase agreements and junior subordinated debentures have been the Company’s sources of funding other than deposits. In fiscal 2012, total borrowed funds decreased by $3.6 million, or 2.9%, to $120.9 million.

Advances from the FHLB were $43.5 million and $43.9 million at June 30, 2012 and June 30, 2011, respectively, a decrease of $472 thousand, or 1.1%. At June 30, 2012, the Company had pledged investment securities having a fair value of $13.0 million for outstanding FHLB borrowings. In addition, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLB. Structured repurchase agreements were $66.2 million and $68.0 million at June 30, 2012 and 2011, respectively. At June 30, 2012, the Company had pledged investment securities having a fair value of $79.5 million and cash of $360 thousand for outstanding structured repurchase agreements.

Short-term borrowings, consisting of sweep accounts, were $1.2 million and $2.5 million at June 30, 2012 and 2011, respectively. At June 30, 2012, sweep accounts were secured by $2.0 million of letters of credit issued by the FHLB.

The table below sets forth certain information about the Company’s short-term borrowings for the periods indicated:

	Successor Company
	Year Ended June 30, 2012		184 Days Ended June 30, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$1,209	2.00%	$2,515	1.52%
Average outstanding during period	1,075	1.95%	19,764	0.76%
Maximum outstanding at any period	1,836		62,034

	Predecessor Company
	181 Days Ended December 28, 2010		Year Ended June 30, 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$62,737	1.13%	$46,168	1.49%
Average outstanding during period	53,873	1.41%	42,939	1.52%
Maximum outstanding at any period	62,737		47,821

There were no balances outstanding at June 30, 2012 and 2011, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $369 thousand and $1.0 million at June 30, 2012 and June 30, 2011, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $8.1 million and $8.0 million at June 30, 2012 and 2011, respectively. See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

Asset Quality

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by providing for loan losses through a charge to expense and by recoveries of loans previously charged-off and is reduced by loans being charged-off.

The allowance for loan losses for periods subsequent to the Merger reflects the impact of adjusting loans to their then fair values, as well as the elimination of the allowance for loan losses in accordance with the acquisition method of accounting. Subsequent to the Merger, the provision for loan losses has been recorded based on estimates of inherent losses in newly originated loans and for incremental reserves required for pre-merger loans based on estimates of deteriorated credit quality post-Merger.

As of June 30, 2012, the allowance for loan losses totaled $824 thousand, or 0.23% of total loans as compared to $437 thousand, or 0.14% of total loans, at June 30, 2011. The year over year increase in the Company’s allowance for losses was principally the result of loan originations and net-charge offs related to pre-merger loans. On an annualized basis, gross charge-offs in all but the residential real estate segment declined in comparison to the 184 days ended June 30, 2011. The increase in residential real estate was principally due to two charge-offs totaling $104 thousand. The following table sets forth activity in Company’s allowance for loan losses for the periods indicated.

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
	(Dollars in thousands)
Allowance at beginning of period	$437	$0	$5,806	$5,764	$5,656	$5,756
Loans charged-off during the period:
Residential real estate	248	42	61	237	271	70
Commercial real estate	26	27	281	412	257	184
Commercial business	17	21	145	509	285	237
Consumer and other	352	216	372	827	1,401	632

Total loans charged-off	643	306	859	1,985	2,214	1,123
Recoveries on loans previously charged-off:
Residential real estate	3	0	53	34	3	—
Commercial real estate	0	8	4	12	49	6
Commercial business	44	2	26	23	77	134
Consumer and other	37	26	25	94	93	47

Total recoveries	84	36	108	163	222	187

Net loans charged off during the period	559	270	751	1,822	1,992	936
Provision for loan losses	946	707	912	1,864	2,100	836

Allowance at end of period	$824	$437	$5,967	$5,806	$5,764	$5,656

Total loans at end of period(1)	$356,254	$309,913	$367,284	$382,309	$393,651	$409,194
Average loans outstanding during the period(1)	333,053	332,684	375,878	388,700	404,124	413,794
Allowance as a percentage of total loans	0.23%	0.14%	1.62%	1.52%	1.46%	1.38%
Ratio of net charge-offs to average loans outstanding	0.17%	0.08%	0.20%	0.47%	0.49%	0.23%
Allowance as a percentage of non-performing loans	13.48%	5.49%	67.49%	65.67%	58.26%	73.43%
(1)	Amounts and resulting ratios exclude loan held for sale

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	Successor Company				Predecessor Company
	June 30, 2012		June 30, 2011		June 30, 2010		June 30, 2009		June 30, 2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Residential real estate	$214	38.61%	$34	46.94%	$1,564	40.70%	$1,083	35.29%	$1,343	34.32%
Commercial real estate(1)	93	51.07%	147	38.65%	1,462	33.15%	1,819	32.29%	1,611	28.25%
Commercial business	292	5.51%	238	7.17%	1,051	7.90%	819	7.42%	940	8.21%
Consumer and other	225	4.81%	18	7.24%	1,462	18.25%	2,043	25.00%	1,654	29.22%
Unallocated	0	0.00%	0	0.00%	267	0.00%	—	0.00%	108	0.00%

Total	$824	100.00%	$437	100.00%	$5,806	100.00%	$5,764	100.00%	$5,656	100.00%

(1)	Includes construction loans for purposes of the allowance for loan losses

The following table reflects the annual trend of total delinquencies 30 days or more past due, as a percentage of total loans at June 30:

	Successor Company		Predecessor Company
	2012	2011	2010	2009	2008
Past due loans to total loans	1.95%	2.41%	2.84%	3.42%	3.03%

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	Successor Company		Predecessor Company
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$3,090	$2,195	$2,687	$1,542	$1,228
Commercial real estate	417	3,601	3,270	4,100	2,181
Construction	0	121	445	273	313
Home equity	220	205	302	78	126
Commercial business	1,008	559	1,743	3,327	3,214
Consumer	324	527	394	574	641

Total originated portfolio	5,059	7,208	8,841	9,894	7,703
Purchased portfolio:
Residential real estate	0	0	0	0	0
Commercial real estate	1,055	0	0	0	0
Commercial business	0	0	0	0	0

Total purchased portfolio	1,055	0	0	0	0

Total nonperforming loans	6,114	7,208	8,841	9,894	7,703
Repossessed collateral	834	690	1,292	673	678

Total nonperforming assets	$6,948	$7,898	$10,133	$10,567	$8,381

Nonperforming loans that are current	$377	$3,067	$3,199	$3,352	$2,510

Non-performing loans to total loans	1.72%	2.33%	2.31%	2.51%	1.88%
Non-performing assets to total assets	1.04%	1.32%	1.63%	1.77%	1.41%

At June 30, 2012, the Company had $6.1 million of nonperforming loans, or 1.72% of total loans, compared to $7.2 million, or 2.33% of total loans, as of June 30, 2011. This decrease was principally due to a $2.1 million decrease in commercial real estate loans, the result of active asset management and loan sales.

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

Nonperforming loans are returned to accrual status if a period of satisfactory repayment performance has been met and doubt no longer exists surrounding the ultimate collectability of all amounts contractually due. Generally, the Company considers six months of regular repayment as satisfactory performance. TDRs are initially classified as nonperforming until satisfactory repayment performance has occurred under the loan’s restructured terms.

TDRs represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs follow:

	June 30, 2012			June 30, 2011
	On Accrual Status	On Nonaccrual Status	Total	On Accrual Status	On Nonaccrual Status	Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$92	$139	$231	$93	$0	$93
Home equity	20	0	20	0	0	0
Commercial real estate	1,053	0	1,053	0	859	859
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total originated portfolio	1,165	139	1,304	93	859	952
Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0

Total purchased portfolio	0	0	0	0	0	0

Total	$1,165	$139	$1,304	$93	$859	$952

At June 30, 2012, the Company had repossessed collateral amounting to $834 thousand, compared to $690 thousand at June 30, 2011, an increase of $144 thousand. At June 30, 2012, repossessed collateral consisted principally of other real estate owned. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

We continue to focus on asset quality issues and allocate significant resources to credit policy, loan review, asset management, collection, and workout functions. Despite this ongoing effort, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our results of operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $2.5 million and $10.1 million of loans rated substandard or worse at June 30, 2012 and June 30, 2011, respectively. The decrease was principally due to active asset management and improvements in commercial relationships previously experiencing weaknesses. A summary of risk-rated loans follows:

	June 30, 2012
	Originated Portfolio			Purchased Portfolio
	Commercial Real Estate	Construction	Commercial Business
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	0	250	1,055
Loans rated 8	1,347	0	1,139	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$100,196	$1,187	$19,612	$84,470

	June 30, 2011
	Originated Portfolio			Purchased Portfolio
	Commercial Real Estate	Construction	Commercial Business
	(Dollars in thousands)
Loans rated 1- 6	$106,717	$2,015	$18,201	$637
Loans rated 7	3,133	0	1,169	0
Loans rated 8	7,274	0	2,855	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$117,124	$2,015	$22,225	$637

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

Credit Risk

The Company considers credit risk to be the most significant risk we face, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies and limits established by the Board, the monitoring of compliance with these policies and limits, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. The Company also utilizes the services of an independent third-party to provide loan review services, which consist of a variety of monitoring techniques after a loan is purchased or originated.

In general, Northeast’s policies establish limits on the maximum amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and concentrations of loans by size, property type, and geography. Underwriting criteria, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The Company’s policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses. For additional information, refer to “Asset Quality” and “Business—Lending Activities.”

Market Risk

Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. The Company has no exposure to foreign currency exchange or commodity price movements. Because net interest income is our primary source of revenue, interest rate risk is a significant market risk to which the Company is exposed.

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

The Company’s management has established an Asset Liability Management Committee (“ALCO”), which is responsible for managing the Company’s interest rate risk in accordance with policies and limits approved by the Board of Directors. With regard to management of market risk, the ALCO is charged with managing the Company’s mix of assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, and profitability goals.

Exposure to interest rate risk is managed by Northeast through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, coupled with determinations of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, and performance objectives. Through such management, Northeast seeks to mitigate the potential volatility in its net interest income due to changes in interest rates in a manner consistent with the risk appetite established by the board of directors.

The ALCO’s primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2012, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company’s policy levels of tolerance.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2012, we estimate that our net interest income in the following 12 months would increase by 3.19% if rates increased by 200 basis points and decrease by 0.18% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet, due in part to the relatively high level of interest-sensitive short-term liquidity on the Company’s balance sheet at June 30, 2012. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2012	3.19%	-0.18%

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2011	-0.41%	0.32%

Liquidity Risk

Liquidity risk is defined as the risk associated with an organization’s ability to meet current and future financial obligations of a short-term nature. Northeast uses its liquidity on a regular basis to fund existing and future loan commitments, to pay interest on deposits and on borrowings, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company’s primary sources of liquidity consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands.

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

The following is a summary of the unused borrowing capacity of the Company at June 30, 2012 available to meet our short-term funding needs (dollars in thousands):

Brokered time deposits	$163,581	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	9,265	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	369	Unused credit line subject to the pledge of indirect auto loans

Total unused borrowing capacity	173,215
Unencumbered investment securities	40,747

Total sources of liquidity	$213,962

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of additional capital stock in the Federal Home Loan Bank of Boston may be required. At June 30, 2012, the Bank had $214.0 million of immediately accessible off-balance sheet liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings or brokered deposits. This position represented 32.0% of total assets. Further, at June 30, 2012, the Company had $128.3 million of cash and cash equivalents. This level of balance sheet liquidity is intended, in part, for future purchases of commercial real estate loans and to repay $30 million of structured repurchase agreements maturing within 90 days.

On a parent company only basis, commitments and debt service requirements at June 30, 2012 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a contractual repayment obligation of $16.5 million. See Note 20 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2012, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $451 thousand. Including the impact of the interest rate swap associated with NBN Capital Trust IV subordinated debentures, annual payments are expected to total $576 thousand.

The principal sources of funds for the Company to meet parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by Northeast Bank, see Note 11 of the Notes to the Company’s Consolidated Financial Statements in this Annual Report.

On December 12, 2008, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued 4,227 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase 67,958 shares of the Company’s common stock (the “TARP Warrant”) to the U.S. Department of the Treasury (the “Treasury”) for aggregate proceeds of $4.2 million. For more information on the Series A Preferred Stock and the TARP Warrant issued to the Treasury in connection with the TARP Capital Purchase Program, see Note 21 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Operational Risk

Operational risk, which we define as the risk of loss from failed internal processes, people and systems, and external events, is inherent in all of our business activities. The principal ways in which we manage operational risk include the establishment of departmental and business-specific policies and procedures, internal controls and monitoring requirements. Some specific examples include our information security program, business continuity planning and testing, our vendor management program, reconciliation processes, our enterprise risk assessment process, and new product and/or system introduction processes. Periodic internal audits provide an important independent check on adherence to policies, procedures and controls designed to mitigate risk exposure.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations, and other commitments with off-balance sheet risk, both at June 30, 2012, follows:

	Payments Due - By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual obligations:
FHLB advances	$42,500	$15,000	$12,500	$10,000	$5,000
Structured repurchase agreements	65,000	40,000	15,000	10,000	0
Junior subordinated debentures	16,496	0	0	0	16,496
Capital lease obligation	2,345	264	528	609	944
Other borrowings	1,209	1,209	0	0	0

Total debt	127,550	56,473	28,028	20,609	22,440
Operating lease obligations	10,020	738	2,081	1,991	5,210

Total contractual obligations	$137,570	$57,211	$30,109	$22,600	$27,650

	Amount of Commitment Expiring - By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit (1) (3)	$6,271	$6,271	$0	$0	$0
Commitments related to loans held for sale (2)	5,645	5,645	0	0	0
Unused lines of credit (3) (4)	36,438	17,425	3,410	3,366	12,237
Standby letters of credit (5)	602	601	1	0	0

Total commitments	$48,956	$29,942	$3,411	$3,366	$12,237

(1)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial loans.
(2)	Commitments of residential real estate loans that will be held for sale.
(3)	Loan commitments and unused lines of credit for commercial and construction loans that expire or are subject to renewal in twelve months or less.
(4)	Represents unused lines of credit from commercial, construction, and home equity loans.
(5)	Standby letters of credit generally expiring in twelve months.

The Company also has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of outstanding was not significant at June 30, 2012.

Capital

Total stockholders’ equity totaled $119.1 million and $65.0 million at June 30, 2012 and 2011, respectively, an increase of $54.1 million, or 83.2%. The change in stockholders’ equity was due principally due to the issuance of 6.9 million shares of common stock through the Company’s May 2012 public offering, which resulted in $52.7 million in new capital. See Note 11 of the Notes to the Consolidated Financial Statements for information on capital ratios. Regulatory capital ratios for the Company and the Bank currently exceed all applicable requirements, including the commitments made to the Federal Reserve and the Bureau in connection with the Merger to maintain minimum Tier 1 leverage and total risk-based capital ratios of 10% and 15%, respectively.

Under the terms of the Series A Preferred Stock issued by the Company under the TARP Capital Purchase Program, the Company must have the consent of the U.S. Treasury to redeem, purchase, or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. Further, under the terms of the TARP Capital Purchase Program, any quarterly dividends paid to the holders of common stock of the Company are limited to the per share dividends paid in the quarter ended September 30, 2008, or $0.09 per share.

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

Impact of New Accounting Standards

Note 1 of the Notes to the Consolidated Financial Statement includes the FASB and the SEC issued statements and interpretations affecting the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data

To the Board of Directors

Northeast Bancorp

Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and Subsidiary as of June 30, 2012 and 2011 (Successor) (1) and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended June 30, 2012 (Successor), for the period from December 29, 2010 through June 30, 2011 (Successor), and the period from July 1, 2010 through December 28, 2010 (Predecessor) (2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2012 and 2011 (Successor), and the consolidated results of their operations and their cash flows for the year ended June 30, 2012 (Successor), for the period from December 29, 2010 through June 30, 2011 (Successor), and the period from July 1, 2010 through December 28, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

September 10, 2012

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation on LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2012	June 30, 2011
Assets
Cash and due from banks	$2,538	$3,227
Short-term investments	125,736	80,704

Total cash and cash equivalents	128,274	83,931
Available-for-sale securities, at fair value	133,264	148,962
Loans held for sale	9,882	5,176
Loans	356,254	309,913
Less: Allowance for loan losses	824	437

Loans, net	355,430	309,476
Premises and equipment, net	9,205	8,271
Repossessed collateral, net	834	690
Accrued interest receivable	1,840	1,244
Federal Home Loan Bank stock, at cost	4,602	4,889
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	4,487	13,133
Bank owned life insurance	14,295	13,794
Other assets	6,212	5,956

Total assets	$669,196	$596,393

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$45,323	$48,215
Interest bearing	376,865	352,903

Total deposits	422,188	401,118
Federal Home Loan Bank advances	43,450	43,922
Structured repurchase agreements	66,183	68,008
Short-term borrowings	1,209	2,515
Junior subordinated debentures issued to affiliated trusts	8,106	7,957
Capital lease obligation	1,911	2,075
Other borrowings	0	2,229
Other liabilities	7,010	3,615

Total liabilities	550,057	531,439

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at June 30, 2012 and 2011; liquidation preference of $1,000 per share	4	4
Voting common stock, $1.00 par value, 13,500,000 shares authorized; 9,307,127 and 3,312,173 issued and outstanding at June 30, 2012 and June 30, 2011, respectively	9,307	3,312
Non-voting common stock, $1.00 par value, 1,500,000 shares authorized; 1,076,314 and 195,351 issued and outstanding at June 30, 2012 and June 30, 2011, respectively	1,076	195
Warrants to purchase common stock	406	406
Additional paid-in capital	96,080	49,700
Unearned restricted stock	(127)	(163)
Retained earnings	12,235	11,726
Accumulated other comprehensive income (loss)	158	(226)

Total stockholders’ equity	119,139	64,954

Total liabilities and stockholders’ equity	$669,196	$596,393

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Successor Company (1)		Predecessor Company (2)
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010
Interest and dividend income:
Interest on loans	$24,734	$11,544	$11,210
Interest and dividends on available-for-sale securities	2,019	1,642	3,111
Dividends on regulatory stock	72	28	18
Other interest and dividend income	189	90	39

Total interest and dividend income	27,014	13,304	14,378

Interest expense:
Deposits	3,426	1,665	2,796
Federal Home Loan Bank advances	1,028	535	918
Structured repurchase agreements	991	512	1,392
Short-term borrowings	21	76	376
Junior subordinated debentures issued to affiliated trusts	751	365	340
Obligation under capital lease agreements	100	54	55

Total interest expense	6,317	3,207	5,877

Net interest and dividend income before provision for loan losses	20,697	10,097	8,501
Provision for loan losses	946	707	912

Net interest and dividend income after provision for loan losses	19,751	9,390	7,589

Noninterest income:
Fees for other services to customers	1,383	670	698
Net securities gains	1,111	1,200	17
Gain on sales of loans held for sale	2,761	945	1,867
Gain (loss) on sales of portfolio loans	1,071	(115)	0
Investment commissions	2,782	1,435	1,174
Bank-owned life insurance income	501	258	250
Bargain purchase gain	0	15,441	0
Other noninterest income	92	348	225

Total noninterest income	9,701	20,182	4,231

Noninterest expense:
Salaries and employee benefits	15,634	7,681	4,949
Occupancy and equipment expense	3,826	1,627	1,352
Professional fees	1,708	819	509
Data processing fees	1,088	543	521
Marketing expense	691	510	230
FDIC insurance premiums	482	269	346
Intangible asset amortization	1,198	663	0
Merger expense	0	3,189	94
Other noninterest expense	3,628	1,847	1,454

Total noninterest expense	28,255	17,148	9,455

Income from continuing operations before income tax expense (benefit)	1,197	12,424	2,365
Income tax expense (benefit)	181	(83)	698

Net income from continuing operations	$1,016	$12,507	$1,667

Income from discontinued operations	$186	$68	$94
Gain on sale of discontinued operations	1,566	0	105
Income tax expense	605	23	70

Net income from discontinued operations	1,147	45	129

Net income	$2,163	$12,552	$1,796

Net income available to common stockholders	$1,771	$12,355	$1,677

Weighted-average shares outstanding:
Basic	4,277,777	3,492,933	2,330,197
Diluted	4,291,352	3,548,164	2,354,385
Earnings per common share:
Basic:
Income from continuing operations	$0.15	$3.51	$0.66
Income from discontinued operations	0.26	0.01	0.06

Net income	$0.41	$3.52	$0.72

Diluted:
Income from continuing operations	$0.15	$3.46	$0.66
Income from discontinued operations	0.26	0.01	0.05

Net income	$0.41	$3.47	$0.71

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Successor Company (1)		Predecessor Company (2)
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010
Net income	$2,163	$12,552	$1,796
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	518	(106)	(1,863)
Unrealized loss on purchased interest rate caps and swap, net	(134)	(120)	(10)

Total other comprehensive income (loss)	384	(226)	(1,873)

Comprehensive income (loss)	$2,547	$12,326	$(77)

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share and per share data)

							Warrants to Purchase Common Stock		Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Preferred Stock		Voting Common Stock		Non-voting Common Stock			Additional Paid-in Capital
Predecessor Company (2)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	4,227	$4	2,323,832	$2,324	0	$0	$133	$6,761	$0	$37,338	$4,346	$50,906
Net income for 181 days ended December 28, 2010	0	0	0	0	0	0	0	0	0	1,796	0	1,796
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	0	0	(1,873)	(1,873)
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(106)	0	(106)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	0	0	(419)	0	(419)
Stock options exercised	0	0	7,500	8	0	0	0	54	0	0	0	62
Accretion of preferred stock	0	0	0	0	0	0	0	16	0	(16)	0	0

Balance at December 28, 2010	4,227	$4	2,331,332	$2,332	0	$0	$133	$6,831	$0	$38,593	$2,473	$50,366

							Warrants to Purchase Common Stock		Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Preferred Stock		Voting Common Stock		Non-voting Common Stock			Additional Paid-in Capital
Successor Company (1)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2010	4,227	$4	2,331,332	$2,332	0	$0	$406	$33,685	$0	$0	$0	$36,427
Net income for the 184 days ended June 30, 2011	0	0	0	0	0	0	0	0	0	12,552	0	12,552
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	0	0	(226)	(226)
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(105)	0	(105)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	0	0	(631)	0	(631)
Restricted stock award	0	0	13,026	13	0	0	0	168	(181)	0	0	0
Issuance of common stock	0	0	965,815	965	195,351	195	0	15,015	0	0	0	16,175
Exercise of stock options	0	0	2,000	2	0	0	0	24	0	0	0	26
Stock-based compensation	0	0	0	0	0	0	0	192	18	0	0	210
Accretion of preferred stock	0	0	0	0	0	0	0	90	0	(90)	0	0
Modification of stock appreciation rights	0	0	0	0	0	0	0	526	0	0	0	526

Balance at June 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$406	$49,700	$(163)	$11,726	$(226)	$64,954

Net income	0	0	0	0	0	0	0	0	0	2,163	0	2,163
Other comprehensive income, net of tax	0	0	0	0	0	0	0	0	0	0	384	384
Issuance of common stock	0	0	5,994,954	5,995	880,963	881	0	45,791	0	0	0	52,667
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(212)	0	(212)
Dividends on common stock at $0.36 per share	0	0	0	0	0	0	0	0	0	(1,262)	0	(1,262)
Stock-based compensation	0	0	0	0	0	0	0	409	36	0	0	445
Accretion of preferred stock	0	0	0	0	0	0	0	180	0	(180)	0	0

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$406	$96,080	$(127)	$12,235	$158	$119,139

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor Company (1)		Predecessor Company (2)
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010
Cash flows from operating activities:
Net income	$2,163	$12,552	$1,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	946	707	912
Loss on sale or impairment of repossessed collateral, net	13	76	91
Accretion of fair value adjustments—loans	(3,642)	(1,422)	0
Accretion of fair value adjustments—deposits	(1,292)	(882)	0
Accretion of fair value adjustments—borrowings	(2,151)	(1,246)	0
Originations of loans held for sale	(126,130)	(48,716)	(87,971)
Net proceeds from sales of loans held for sale	124,185	52,338	96,239
Gain on sales of loans held for sale	(2,761)	(945)	(1,867)
(Gain) loss on sales of portfolio loans	(1,071)	115	0
Amortization of intangible assets	1,266	1,080	344
Bank-owned life insurance income	(501)	(258)	(250)
Depreciation of premises and equipment	1,299	571	520
Loss (gain) on disposal of premises and equipment	4	(4)	(6)
Net gain on sale of available-for-sale securities	(1,111)	(1,193)	(17)
Deferred income tax provision (benefit)	1,827	554	(313)
Stock-based compensation	445	210	0
Gain on sale of assets of insurance division	(1,566)	0	(104)
Amortization of securities, net	1,671	880	89
Bargain purchase gain	0	(15,441)	0
Changes in other assets and liabilities:
Interest receivable	(596)	716	121
Decrease in prepaid FDIC assessment	548	303	120
Other assets and liabilities	(512)	(1,374)	33

Net cash (used in) provided by operating activities	(6,966)	(1,379)	9,737

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	179,045	195,666	173
Purchases of available-for-sale securities	(185,991)	(206,772)	(19,001)
Proceeds from maturities and principal payments on available-for-sale securities	22,869	15,611	26,806
Loan purchases	(101,779)	(637)	0
Loan originations and principal collections, net	50,333	16,598	14,292
Proceeds from sales of portfolio loans	8,284	36,874	0
Purchases of premises and equipment	(2,565)	(945)	(503)
Proceeds from sales of premises and equipment	163	16	36
Proceeds from sales of repossessed collateral	818	240	217
Proceeds from redemption of regulatory stock	287	0	0
Purchases of regulatory stock	0	(274)	0
Proceeds from sale of assets of insurance division	9,889	0	147

Net cash (used in) provided by investing activities	(18,647)	56,377	22,167

Cash flows from financing activities:
Net increase (decrease) in deposits	22,362	23,477	(9,580)
Net (decrease) increase in short-term borrowings	(1,306)	(60,528)	16,875
Dividends paid on preferred stock	(212)	(105)	(106)
Dividends paid on common stock	(1,262)	(631)	(419)
Proceeds from issuance of common stock	52,667	16,201	62
Repayment of other borrowings	(2,129)	0	(496)
Repayment of Federal Home Loan Bank advances	0	(8,000)	0
Repayment of capital lease obligation	(164)	(79)	(77)

Net cash provided by (used in) financing activities	69,956	(29,665)	6,259

Net increase in cash and cash equivalents	44,343	25,333	38,163
Cash and cash equivalents, beginning of period	83,931	58,598	20,435

Cash and cash equivalents, end of period	$128,274	$83,931	$58,598

Supplemental schedule of cash flow information:
Interest paid	$9,774	$3,479	$5,800
Income taxes paid, net	321	28	846
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to repossessed collateral	$1,019	$137	$124
Transfers from acquired assets to loans	44	96	143

(1)	“Successor Company” means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.
(2)	“Predecessor Company” means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination Accounting

On December 29, 2010, the Company merged with FHB Formation LLC (the “Merger”). The Company applied the acquisition method of accounting to this business combination, which represented an acquisition by FHB Formation LLC (“FHB”) of Northeast, with Northeast as the surviving company. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. In the Merger, amounts allocated to assets acquired and liabilities assumed were greater than the purchase price, which resulted in the recognition of a bargain purchase gain. Acquisition-related costs were expensed as incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Northeast Bancorp, and its wholly-owned subsidiary, Northeast Bank (including the Bank’s wholly-owned subsidiaries). All significant intercompany transactions and balances have been eliminated in consolidation.

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The investments in these affiliates were $496 thousand in aggregate and are included in other assets.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the State of Maine. However, the Company’s loan purchasing activities are diversified across the country. In all regions, the Company has emphasized the origination and purchase of commercial real estate loans. Repayment of loans is expected to come from cash flows of the borrower. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2012 and 2011, such reserve balances totaled $3.8 million and $1.1 million, respectively.

Investment Securities

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss.

Interest and dividends on securities are recorded on the accrual method. Premiums and discounts on securities are amortized or accreted into interest income by the level-yield method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. These estimates of prepayment assumptions are made based upon the actual performance of the underlying security, current interest rates, the general market consensus regarding changes in mortgage interest rates, the contractual repayment terms of the underlying loans, the priority rights of the investors to the cash flows from the mortgage securities and other economic conditions. When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase, with a corresponding charge or credit to interest income.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in non-interest income.

Management evaluates securities for other-than-temporary impairment on a periodic basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Company owns investments in the stock of the FRB and the Federal Home Loan Bank of Boston (“FHLBB”). No ready market exists for these stocks, and they have no quoted market values. FRB stock is redeemable at par; therefore, fair value equals cost. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank’s level of outstanding FHLBB advances. The Company reviews its investments in FHLBB and FRB stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination.

Loans Held for Sale and Loan Servicing

Residential real estate mortgage loans are designated as held for sale based on intent, which is determined when loans are underwritten. Loans originated and held for sale in the secondary market are carried at the lower of cost or fair value. Realized gains and losses on sales of loans are determined using the specific identification method. Direct loan originations costs and fees related to loans held for sale are deferred upon origination and are recognized on the date of sale.

In its mortgage banking activities, the Company sells loans both on a servicing released and servicing retained basis. The Company recognizes as separate assets the rights to service mortgage loans for others, and performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans.

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

All loans purchased by the Company in the secondary market by its Loan Acquisition and Servicing Group (“LASG”) are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion. The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.” Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management’s judgment the collectability of interest or principal of the loan has been significantly impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan is returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial business, consumer, and residential real estate. Loans purchased by the LASG are further segregated from the aforementioned segments. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment. For purposes of the Company’s allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

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

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Loans in this segment acquired with specific material credit deterioration since origination are identified as purchased credit-impaired (“PCI”). Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company considers its loss experience subsequent to the Merger in its quantitative historical loss analysis. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

•	Levels and trends in delinquencies

•	Trends in the volume and nature of loans

•	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff

•	Trends in portfolio concentration

•	National and local economic trends and conditions.

•	Effects of changes or trends in internal risk ratings

•	Other effects resulting from trends in the valuation of underlying collateral

There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2012.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower that the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all loans modified in troubled debt restructurings are individually reviewed for impairment.

For all loans segments except the purchased loan segment a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to decreases in interest rate indices, discounted at the loan’s effective rate assumed at acquisition. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. The Company considers all loans modified in a TDR as impaired loans. By policy, loans classified as TDRs remain classified as such until the loan is paid off.

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

Intangible Assets

Identifiable intangible assets subject to amortization are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Repossessed Collateral

Assets in control of the Company or acquired through foreclosure or repossession are held for sale and are initially recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance or through a direct write-off. Subsequent increases in the fair value may be recorded as reductions to the valuation allowance. Rental revenue received on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Bank Owned Life Insurance

Increases in the cash surrender value of life insurance policies, as well as death benefits received net of any cash surrender value, are recorded in other noninterest income, and are not subject to income taxes. The cash surrender value of the policies not previously endorsed to participants are recorded as assets of the Company. Any amounts owed to participants relating to these policies are recorded as liabilities of the Company. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter.

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

Stock-Based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense.

Discontinued Operations

During the first quarter of fiscal 2012, substantially all of the assets of the Company’s insurance division, Northeast Bank Insurance Group, Inc. (“NBIG”) were sold in two separate transactions. The results of NBIG are classified as discontinued operations in the statements of income for each period presented. The Company has eliminated all intercompany transactions related to discontinued operations for each period presented.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges and deferred gains on hedge accounting transactions.

Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

Derivatives

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) a derivative is de-designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.

As part of its mortgage banking activities, the Company originates residential mortgage loans to be held for sale. In connection with these loans, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments. Both the interest rate lock commitments and forward sale agreements are off balance sheet commitments that are considered to be derivatives. The Company records unfunded commitments intended for sale and forward sales agreements at fair value with changes in fair value recorded in noninterest income.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company, was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company’s outstanding common stock. The Company applied the acquisition method of accounting, as described in ASC 805, Business Combinations (“ASC 805”) to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the “Successor Company”). In the application of ASC 805 to this transaction, the following was considered:

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

As a result of application of the acquisition method of accounting to Northeast Bancorp after the merger on December 29, 2010, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements.

In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Maine Bureau of Financial Institutions (the “Bureau”), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. The Company is currently in compliance with all commitments to the Federal Reserve and the Bureau.

Under the acquisition method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed recorded at fair value on the date of acquisition, are summarized below (dollars in thousands).

Consideration:
FHB investors’ purchase of 937,933 existing Northeast shares, at $13.93 per Surviving Company share	$13,065
Existing Northeast shareholders’ retention of shares in Surviving Company, 1,393,399 shares at $13.93 per share	19,410

Total consideration:	$32,475

Net Assets Acquired:
Assets:
Cash and short-term investments	$58,598
Available-for-sale securities	153,315
Loans held-for-sale	7,864
Loans	361,741
Premises and equipment	7,909
Bank-owned life insurance	13,536
Core deposit intangible	6,348
Other identifiable intangibles	7,865
Other assets	14,409

Total Assets Acquired	631,585

Liabilities and Preferred Equity:
Deposits	378,523
Overnight borrowings	63,043
Term borrowings	125,627
Jr. subordinated debentures issued to affiliated trusts	7,889
Other liabilities	4,492
Preferred stock	4,095

Total Liabilities and Preferred Equity Assumed	583,669

Net Identifiable Assets Acquired	$47,916

Bargain purchase gain recorded in income	$15,441

In this transaction, the estimated fair values of the Company’s net assets were greater than the purchase price. This resulted in a bargain purchase gain of $15.4 million in the 184 day period ended June 30, 2011. The transaction resulted in a gain principally because intangible asset fair values were identified totaling $14.2 million, while the consideration paid was principally based on the Company’s tangible book value as of September 30, 2009. Direct costs associated with the merger were expensed by the Company as incurred.

Through June 30, 2011, those expenses, principally legal, accounting and investment banking fees, amounted to $3.8 million, of which $3.3 million was incurred in the year ended June 30, 2011.

On the merger date, the fair value of the loan portfolio was $369.6 million, and included $4.6 million of loans with evidence of deterioration in credit quality since origination for which it was probable, as of the transaction date, that the Company would be unable to collect all contractually required payments receivable. In accordance with ASC 310-30, this resulted in a non-accretable difference of $1.9 million, which is defined as the loan’s contractually required payments in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the transaction date. The Company’s previously established allowance for loan losses was eliminated at the merger date.

The core deposit intangible asset recognized as part of the transaction is being amortized over its estimated useful life of 9.5 years.

Other identifiable intangibles of $7.9 million consisted principally of the Company’s insurance agency customer lists, which were appraised by an insurance valuation specialist. Existing goodwill totaling $4.1 million, recorded in conjunction with previous insurance agency acquisitions, was eliminated when determining the fair value of net assets.

The fair value of savings and transaction accounts was assumed to approximate their carrying value, since these deposits have no stated maturity and are payable upon demand.

The fair values of certificates of deposit, term borrowings and junior subordinated debentures issued to affiliate trusts were determined by discounting their contractual cash flows at current market rates.

3.	Available-for-sale Securities

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	June 30, 2012		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$45,824	$45,808	$48,827	$48,737
Agency mortgage-backed securities	86,816	87,456	99,637	99,558
Equity securities	0	0	193	216
Trust preferred securities	0	0	466	451

	$132,640	$133,264	$149,123	$148,962

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	June 30, 2012		June 30, 2011
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$5	$21	$7	$97
Agency mortgage-backed securities	640	0	212	291
Equity securities	0	0	23	0
Trust preferred securities	0	0	8	23

	$645	$21	$250	$411

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

Successor Company	Year Ended June 30, 2012	184 Days Ended June 30, 2011
	(Dollars in thousands)
Gross realized gains	$1,178	$1,427
Gross realized losses	67	227

Net security gains	$1,111	$1,200

Predecessor Company	181 Days Ended December 28, 2010
	(Dollars in thousands)
Gross realized gains	$17
Gross realized losses	0

Net security gains	$17

At June 30, 2012, investment securities with a fair value of approximately $92.5 million were pledged as collateral to secure outstanding structured repurchase agreements and FHLB advances.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,585	$21	$0	$0	$36,585	$21
Agency mortgage-backed securities	0	0	0	0	0	0

	$36,585	$21	$0	$0	$36,585	$21

	June 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$46,130	$97	$0	$0	$46,130	$97
Agency mortgage-backed securities	51,367	291	0	0	51,367	291
Trust preferred securities	174	23	0	0	174	23

	$97,671	$411	$0	$0	$97,671	$411

There were no other-than-temporary impairment losses on securities during the year ended June 30, 2012. The Company recorded other-than-temporary impairment of $7 thousand related to certain trust preferred securities during the 184 days ended June 30, 2011. There were no other-than-temporary impairment losses on securities during the 181 days ended December 28, 2010.

At June 30, 2012, the Company did not have any securities in a continuous loss position for greater than twelve months. At June 30, 2012, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at June 30, 2012 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2012.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$45,824	$45,808
Due after five years through ten years	0	0
Due after ten years	0	0

	45,824	45,808
Mortgage-backed securities	86,816	87,456

	$132,640	$133,264

4.	Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated. The Company’s originated loan portfolio consists of loans originated before and after the merger with FHB. The Company’s purchased loan portfolio consists of loans acquired after the merger through the LASG.

	June 30, 2012			June 30, 2011
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$90,944	$3,931	$94,875	$95,417	$0	$95,417
Home equity	42,696	0	42,696	50,060	0	50,060
Commercial real estate	100,196	80,539	180,735	117,124	637	117,761
Construction	1,187	0	1,187	2,015	0	2,015
Commercial business	19,612	0	19,612	22,225	0	22,225
Consumer	17,149	0	17,149	22,435	0	22,435

Total loans	$271,784	$84,470	$356,254	$309,276	$637	$309,913

The following table presents a summary of credit impaired loans acquired through the merger on December 29, 2010.

	Residential Real Estate and Consumer	Commercial Real Estate and Commercial Business	Total
	(Dollars in thousands)
Contractually required payments receivable	$3,677	$6,066	$9,743
Nonaccretable difference	(938)	(2,410)	(3,348)

Cash flows expected to be collected	2,739	3,656	6,395
Accretable yield	(1,204)	(486)	(1,690)

Fair value of PCI loans acquired	$1,535	$3,170	$4,705

The remaining carrying amount of loans identified at the merger as having evidence of credit deterioration since origination was $2.4 million as of June 30, 2012, consisting primarily of nonperforming small balance consumer loans. The accretable yield associated with such loans was not significant as of June 30, 2012.

The following tables present a summary of purchased credit-impaired loans acquired by the LASG (dollars in thousands):

Loans Acquired During the Year Ended June 30, 2012:
Contractually required payments receivable	$35,455
Nonaccretable difference	(8,765)

Cash flows expected to be collected	26,690
Accretable yield	(8,589)

Fair value of PCI loans acquired	$18,101

Activity in Accretable Yield During the Year Ended June 30, 2012:
Beginning balance	$0
Accretion	(1,912)
Acquisitions	8,589
Reclassifications from nonaccretable difference, net	1,156
Disposals and transfers	(664)

Ending balance	$7,169

Unpaid principal balance at June 30, 2012	$21,359

Carrying amount at June 30, 2012	$13,866

In the ordinary course of business, the Company has loan transactions with its officers, directors and their associates and affiliated companies (“related parties”) on substantially the same terms, including rate, as those prevailing at the time for comparable transactions with others. Such loans amounted to $1.6 million and $2.0 million at June 30, 2012 and June 30, 2011, respectively.

Activity in the allowance for loan losses follows:

	Year ended June 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased(1)	Total
Successor Company	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$0	$437
Provision	425	(28)	27	522	0	946
Recoveries	3	0	44	37	0	84
Charge-offs	(248)	(26)	(17)	(352)	0	(643)

Ending balance	$214	$93	$292	$225	$0	$824

(1)	Purchased loans included above include commercial real estate, commercial business, and residential real estate loans. The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

	Successor Company	Predecessor Company
	184 days ended June 30, 2011	181 days ended December 28, 2010
	(Dollars in thousands)
Beginning balance	$0	$5,806
Provision	707	912
Recoveries	36	108
Charge-offs	(306)	(859)

Ending balance	$437	$5,967

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$41	$284	$0	$328
Collectively evaluated	211	52	8	225	496
Purchased (1)	0	0	0	0	0

Total	$214	$93	$292	$225	$824

Loans:
Individually evaluated	$399	$3,112	$1,127	$0	$4,638
Collectively evaluated	133,241	99,326	18,485	17,149	268,201
Purchased (1) (2)	3,931	79,484	0	0	83,415

Total	$137,571	$181,922	$19,612	$17,149	$356,254

	June 30, 2011
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$0	$119	$196	$0	$315
Collectively evaluated	34	28	42	18	122
Purchased(1)	0	0	0	0	0

Total	$34	$147	$238	$18	$437

Loans:
Individually evaluated	$0	$1,221	$1,922	$0	$3,143
Collectively evaluated	146,585	116,810	20,303	22,435	306,133
Purchased(1)	0	637	0	0	637

Total	$146,585	$118,668	$22,225	$22,435	$309,913

(1)	Loans in this category are evaluated for impaired under ASC 310-30. Post acquisition, the effect of a decline in expected cash flows is recorded through the allowance for loan losses as a specific allocation.
(2)	At June 30, 2012, one purchased loan totaling $1.1 million was nonperforming and individually evaluated under ASC 310-10.

The following table sets forth information regarding impaired loans. The recorded investment in impaired loans includes discounts or premiums from acquisition through purchase or merger. Interest income recognized includes interest received or accrued based on loan principal and contractual interest rates. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At June 30, 2012			For the Year Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$293	$483	$0	$235	$21
Consumer	0	0	0	0	0
Commercial real estate	1,482	1,738	0	1,119	99
Construction	0	0	0	0	0
Commercial business	377	692	0	520	15
Purchased:
Commercial real estate	1,055	1,462	0	211	0
Residential real estate	0	0	0	0	0

Total	3,207	4,375	0	2,085	135
Impaired loans with a valuation allowance:
Originated:
Residential real estate	106	103	3	73	0
Consumer	0	0	0	0	0
Commercial real estate	575	565	41	647	27
Construction	0	0	0	0	0
Commercial business	750	817	284	732	0
Purchased:
Commercial real estate	0	0	0	0	0
Residential real estate	0	0	0	0	0

Total	1,431	1,485	328	1,452	27

Total impaired loans	$4,638	$5,860	$328	$3,537	$162

	At June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$348	$348	$0
Commercial business	1,054	1,054	0

Total	1,402	1,402	0
Impaired loans with a valuation allowance:
Commercial real estate	873	873	119
Commercial business	868	868	196

Total	1,741	1,741	315

Total impaired loans	$3,143	$3,143	$315

	Successor Company 184 Days Ended June 30, 2011		Predecessor Company 181 Days Ended December 28, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Residential real estate	$21	$1	$330	$2
Commercial real estate	1,736	60	3,366	76
Commercial business	1,041	29	1,738	20

Total	$2,798	$90	$5,434	$98

The following is a summary of past due and non-accrual loans:

	June 30, 2012
	30-59 Days	60-89 Days	Past Due 90 Days or More- Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$261	$183	$0	$2,907	$3,351	$87,593	$90,944	$3,090
Home equity	16	160	0	136	312	42,384	42,696	220
Commercial real estate	0	208	0	417	625	99,571	100,196	417
Construction	0	0	0	0	0	1,187	1,187	0
Commercial business	0	107	0	901	1,008	18,604	19,612	1,008
Consumer	259	137	0	206	602	16,547	17,149	324

Total originated portfolio	536	795	0	4,567	5,898	265,886	271,784	5,059
Purchased portfolio:
Residential real estate	0	0	0	0	0	3,931	3,931	0
Commercial real estate	0	0	0	1,055	1,055	79,484	80,539	1,055

Total purchased portfolio	0	0	0	1,055	1,055	83,415	84,470	1,055

Total loans	$536	$795	$0	$5,622	$6,953	$349,301	$356,254	$6,114

	June 30, 2011
	30-59 Days	60-89 Days	Past Due 90 Days or More- Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$257	$1,021	$0	$1,779	$3,057	$92,360	$95,417	$2,195
Home equity	117	0	0	89	206	49,854	50,060	205
Commercial real estate	0	492	0	934	1,426	115,698	117,124	3,601
Construction	0	0	0	121	121	1,894	2,015	121
Commercial business	4	75	751	416	1,246	20,979	22,225	559
Consumer	566	338	0	508	1,412	21,023	22,435	527

Total originated portfolio	944	1,926	751	3,847	7,468	301,808	309,276	7,208
Purchased portfolio:
Commercial real estate	0	0	0	0	0	637	637	0

Total purchased portfolio	0	0	0	0	0	637	637	0

Total loans	$944	$1,926	$751	$3,847	$7,468	$302,445	$309,913	$7,208

The following table shows the troubled debt restructurings that occurred during the year ended June 30, 2012 and the change in the recorded investment subsequent to the modifications occurring. All concessions given during the period consisted of either rate reductions or maturity extensions, or combinations thereof. There was no forgiveness of principal related to loans modified in a TDR during the period.

	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	1	$139	$139
Home equity	1	20	20
Commercial real estate	1	184	184
Construction	0	0	0
Commercial business	0	0	0
Consumer	0	0	0

Total originated portfolio	3	343	343
Purchased portfolio:
Residential real estate	0	0	0
Commercial real estate	0	0	0

Total purchased portfolio	0	0	0

Total	3	$343	$343

Each TDR that occurred during the year ended June 30, 2012 consisted of a combination of interest rate reduction and maturity extension. There were no defaults of loans previously modified in a TDR during the year ended June 30, 2012. As of June 30, 2012, there were no further commitments to lend associated with loans modified in a TDR.

The following table shows the Company’s total TDRs as of the dates indicated.

	June 30, 2012			June 30, 2011
	On Accrual Status	On Nonaccrual Status	Total	On Accrual Status	On Nonaccrual Status	Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$92	$139	$231	$93	$0	$93
Home equity	20	0	20	0	0	0
Commercial real estate	1,053	0	1,053	0	859	859
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total originated portfolio	1,165	139	1,304	93	859	952
Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0

Total purchased portfolio	0	0	0	0	0	0

Total	$1,165	$139	$1,304	$93	$859	$952

Credit Quality Indicators

As of January 1, 2012, the Company updated its internal loan rating system from an eight to a ten point scale. Risk ratings for periods prior to January 1, 2012 have been retroactively adjusted for comparative purposes.

The Company utilizes a ten point internal loan rating system for its purchased loan portfolio and originated commercial real estate, construction and commercial business loans as follows:

Loans rated 1 – 6: Loans in these categories are considered “pass” rated loans. Loans in categories 1-5 are considered to have low to average risk. Loans rated 6 are considered marginally acceptable business credits and have more than average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are beginning to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in one graded 8 with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The following tables present the Company’s loans by risk rating.

	June 30, 2012
	Originated Portfolio
	Commercial Real Estate	Construction	Commercial Business	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	0	250	1,055
Loans rated 8	1,347	0	1,139	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$100,196	$1,187	$19,612	$84,470

	June 30, 2011
	Originated Portfolio
	Commercial Real Estate	Construction	Commercial Business	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$106,717	$2,015	$18,201	$637
Loans rated 7	3,133	0	1,169	0
Loans rated 8	7,274	0	2,855	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$117,124	$2,015	$22,225	$637

5.	Premises and Equipment

Premises and equipment consists of the following:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Land	$1,210	$1,251
Buildings	2,120	2,194
Assets recorded under capital lease	1,850	1,850
Leasehold and building improvements	940	903
Furniture, fixtures and equipment	4,909	2,644

	11,029	8,842
Less accumulated depreciation	1,824	571

Net premises and equipment	$9,205	$8,271

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.3 million for the year ended June 30, 2012, $571 thousand for the 184 days ended June 30, 2011, and $520 thousand for the 181 days ended December 28, 2010.

6.	Discontinued Operations

The operations of the Company’s wholly-owned subsidiary, Northeast Bank Insurance Group (“NBIG”), have been reclassified as discontinued operations in the consolidated statements of income for the year ended June 30, 2012, the 184 days ended June 30, 2011, and the 181 days ended December 28, 2010, with no effect on previously reported net income or stockholders’ equity.

On August 31, 2011, the Company sold customer lists and certain fixed assets of NBIG to local insurance agencies in two separate transactions. The following is a summary of the sale transactions (dollars in thousands).

Sale proceeds	$9,889
Less:
Customer lists and other intangible assets, net	7,380
Fixed assets, net of accumulated depreciation	164
Severance and other direct expenses	779

Pre-tax gain recognized	$1,566

Customer lists and certain fixed assets of an NBIG agency office were also sold in fiscal 2011, resulting in a pretax gain of $105 thousand.

The following summarizes the operations of NBIG.

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010

	(Dollars in thousands)
Interest expense	$14	$54	$75
Noninterest income:
Insurance commissions	965	2,772	2,660
Other noninterest income (expense)	(4)	4	0

Total noninterest income	961	2,776	2,660

Noninterest expense:
Salaries and employee benefits	494	1,758	1,721
Occupancy and equipment expense	88	237	204
Professional fees	16	11	18
Data processing fees	38	107	97
Intangible assets amortization	68	417	344
Other	57	124	107

Total noninterest expense	761	2,654	2,491

Income from discontinued operations	186	68	94
Gain on sale of assets	1,566	0	105

Income from discontinued operations before income tax expense	1,752	68	199
Income tax expense	605	23	70

Net income from discontinued operations	$1,147	$45	$129

Intangible assets associated with discontinued operations totaled $7.4 million at June 30, 2011. The carrying amount of fixed assets associated with discontinued operations was not significant at June 30, 2011.

7.	Intangible Assets

At June 30, 2012, intangible assets consisted of a core deposit intangible recorded in conjunction with the merger on December 29, 2010. During the year ended June 30, 2012, intangible assets consisting of customer lists and non-compete agreements were included in the sale of the assets of the Company’s insurance division. The Company’s core deposit intangible is being amortized on an accelerated basis over 9.5 years.

The changes in the carrying amount of intangible assets follow:

		Identifiable Intangibles
	Goodwill	Core Deposit Intangible	Other Intangibles	Total Identifiable Intangibles
	(Dollars in thousands)
Predecessor Company
Balance, June 30, 2010	$4,083	$0	$7,288	$7,288
Amortization	0	0	(344)	(344)
Assets sold or disposed	0	0	(43)	(43)

Balance, December 28, 2010	$4,083	$0	$6,901	$6,901

		Identifiable Intangibles
	Goodwill	Core Deposit Intangible	Other Intangibles	Total Identifiable Intangibles
	(Dollars in thousands)
Successor Company
Balance, December 29, 2010	$0	$6,348	$7,865	$14,213
Amortization	0	(663)	(417)	(1,080)
Assets sold or disposed	0	0	0	0

Balance, June 30, 2011	0	5,685	7,448	13,133
Amortization	0	(1,198)	(68)	(1,266)
Assets sold or disposed	0	0	(7,380)	(7,380)

Balance, June 30, 2012	$0	$4,487	$0	$4,487

The components of identifiable intangible assets follow at June 30:

	2012	2011
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(1,861)	(663)

	$4,487	$5,685

Other Intangibles:
Gross carrying amount	$0	$7,865
Accumulated amortization	0	(417)

	$0	$7,448

Estimated annual amortization expense associated with intangible assets, years ending June 30 (dollars in thousands):

2013	$943
2014	746
2015	589
2016	477
2017	432
Thereafter	1,300

$4,487

8.	Deposits

The composition of deposits at June 30 follows:

	2012	2011
	(Dollars in thousands)
Demand	$45,323	$48,215
NOW	57,477	55,458
Money market	45,024	48,695
Regular savings	32,727	34,346
Time certificates of less than $100	100,292	121,229
Other time certificates	141,345	93,175

	$422,188	$401,118

The scheduled maturities of time certificates at June 30, 2012 follows (dollars in thousands):

2013	$132,569
2014	39,495
2015	32,146
2016	4,023
2017	33,099
Thereafter	305

$241,637

9.	Borrowings

Federal Home Loan Bank

A summary of fixed-rate long term advances from the Federal Home Loan Bank of Boston as of June 30, 2012 follows:

Maturity By Fiscal Year	Unpaid Principal Balance		Carrying Amount		Weighted Average Cost
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
2013	$15,000	$15,000	$15,194	$15,450	1.46%	1.46%
2014	0	0	0	0	0.00	0.00
2015	12,500	12,500	12,728	12,831	2.30	2.30
2016	0	0	0	0	0.00	0.00
2017	10,000	10,000	10,382	10,468	3.48	3.48
2018	5,000	5,000	5,146	5,173	3.84	3.84

	$42,500	$42,500	$43,450	$43,922	2.47	2.47

At June 30, 2012, FHLB advances with unpaid principal of $20.0 million were subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLB.

As of June 30, 2012, the Company had a $2.1 million line of credit arrangement with the FHLB which was fully available. Also at June 30, 2012, the Company had approximately $7.2 million of additional capacity to borrow from the FHLB.

Structured Repurchase Agreements

A summary of structured repurchase agreements as of June 30, 2012 follows:

Maturity By Fiscal Year	Structured Rate Feature	Unpaid Principal Balance		Carrying Amount		Weighted Average Cost
		2012	2011	2012	2011	2012	2011
		(Dollars in thousands)
2013	n/a	$40,000	$40,000	$40,302	$41,641	1.22%	1.22%
2014	n/a	15,000	15,000	15,358	15,681	1.64	1.64
2015	n/a	0	0	0	0	0.00	0.00
2016	Caps; strike rate of 3.81%	10,000	10,000	10,523	10,686	2.75	2.75

		$65,000	$65,000	$66,183	$68,008	1.56	1.56

No leveraging strategies were implemented in fiscal 2012 and 2011. Structured repurchased agreements have embedded interest rate caps as summarized in the table above. The interest rate caps reduced balance sheet risk to rising interest rates. Payments will be received on the interest rate caps when three-month LIBOR exceeds the strike rate on the quarterly reset date. The amount of the payment will be equal to the difference between the strike rate and three-month LIBOR multiplied by the notional amount of the cap, to be made 90 days after the reset date. The purchased interest rate caps expire at the end of the non-call periods.

The Company is subject to margin calls on each transaction to maintain the necessary collateral in the form of cash or other mortgage-backed securities during the borrowing term.

Other Borrowings

Other borrowings of $2.2 million as of June 30, 2011 consisted of non-negotiable promissory notes payable to former sellers of the Company’s insurance agencies. Such borrowings were repaid during fiscal 2012 in connection with the sale of substantially all of the assets of NBIG.

Capital Lease Obligation

In fiscal 2006, the Company recognized a capital lease obligation for its Lewiston, Maine, headquarters. The present value of the lease payments over fifteen years exceeded 90% of the fair value of the property.

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2012 are as follows (dollars in thousands):

2013	$264
2014	264
2015	264
2016	303
2017	306
2018 and thereafter	944

2,345
Less imputed interest	434

Capital lease obligation	$1,911

Short-Term Borrowings

Short-term borrowings are sweep accounts, which are a demand account product that moves balances in excess of an agreed upon target amount from a demand deposit account into an interest-bearing account overnight. The sweep account is collateralized with a letter of credit issued by the FHLBB. The Company ceased offering securities sold under agreements to repurchase in fiscal 2011. The weighted average interest rate on short-term borrowings was 2.00% and 1.52% at June 30, 2012 and 2011, respectively.

10.	Junior Subordinated Debentures Issued to Affiliated Trusts

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at June 30, 2012. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand for NEB Capital Trust II and III and $310 thousand for NEB Capital Trust IV. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

	Carrying Amount	Cost(1)	Principal Balance	Contractual Rate(1)	Maturity Date
	(Dollars in thousands)
NBN Capital Trust II	$ 1,747	7.52%	$3,093	3.26%	March 30, 2034
NBN Capital Trust III	1,747	7.52	3,093	3.26	March 30, 2034
NBN Capital Trust IV	4,612	7.67	10,310	2.36	February 23, 2035

Total	$8,106		$16,496

(1)	Excludes effects of hedging instruments

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.26% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.36% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Securities, but only to the extent of funds held by the trusts.

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

The interest rate swap hedges the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliate NBN Capital Trust IV. The notional amount of $10 million represents the outstanding junior subordinated debt from this trust. Under the terms of the interest rate swap, the Company pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of February 23, 2010. The Company receives quarterly interest payments of three month LIBOR plus 1.89% over the same term.

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

As of June 30, 2012 and 2011, the most recent notification from the Company’s and the Bank’s regulator categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s regulatory designation as “well-capitalized” under the regulatory framework for prompt corrective action. Further, the Bank is subject to capital commitments with the Federal Reserve that require higher minimum capital ratios as discussed in Note 2 to the consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2012 and 2011, the Company’s and the Bank’s ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2012 and 2011. The Company’s and the Bank’s regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
June 30, 2012:
Total capital to risk weighted assets:
Company	$124,452	33.34%	$29,863	>8.0%	$	N/A	N/A
Bank	75,081	20.14%	29,824	>8.0%		37,280	>10.0%
Tier 1 capital to risk weighted assets:
Company	123,628	33.12%	14,931	>4.0%		N/A	N/A
Bank	70,414	18.89%	14,910	>4.0%		22,365	>6.0%
Tier 1 capital to average assets:
Company	123,628	19.91%	24,837	>4.0%		N/A	N/A
Bank	70,414	11.43%	24,642	>4.0%		30,802	>5.0%
June 30, 2011:
Total capital to risk weighted assets:
Company	$61,860	18.99%	$26,061	>8.0%	$	N/A	N/A
Bank	66,956	20.43%	26,216	>8.0%		32,770	>10.0%
Tier 1 capital to risk weighted assets:
Company	61,424	18.86%	13,030	>4.0%		N/A	N/A
Bank	62,842	19.18%	13,108	>4.0%		19,662	>6.0%
Tier 1 capital to average assets:
Company	61,424	10.35%	23,736	>4.0%		N/A	N/A
Bank	62,842	10.69%	23,523	>4.0%		29,404	>5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

12.	Earnings Per Common Share

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

	Successor Company		Predecessor Company
	Year ended June 30, 2012	184 days ended June 30, 2011	181 days ended December 28, 2010

	(Dollars in thousands, except share and per share data)
Net income from continuing operations	$1,016	$12,507	$1,667
Preferred stock dividends	(212)	(107)	(104)
Accretion of preferred stock	(180)	(90)	(15)

Net income from continuing operations available to common shareholders	$624	$12,310	$1,548
Undistributed earnings of continuing operations allocated to participating securities	2	46	0

Net income from continuing operations allocated to common shareholders	$622	$12,264	$1,548

Net income from discontinued operations available to common shareholders	$1,147	$45	$129
Undistributed earnings of discontinued operations allocated to participating securities	3	0	0

Net income from discontinued operations allocated to common shareholders	$1,144	$45	$129

Weighted average shares used in calculation of basic earnings per share	4,277,777	3,492,933	2,330,197
Incremental shares from assumed exercise of dilutive securities	13,575	55,231	24,188

Weighted average shares used in calculation of diluted earnings per share	4,291,352	3,548,164	2,354,385

Earnings per common share:
Income from continuing operations	$0.15	$3.51	$0.66
Income from discontinued operations	0.26	0.01	0.06

Earnings per common share	$0.41	$3.52	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.15	$3.46	$0.66
Income from discontinued operations	0.26	0.01	0.05

Diluted earnings per common share	$0.41	$3.47	$0.71

Anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow:

	Successor Company		Predecessor Company
	Year ended June 30, 2012	184 days ended June 30, 2011	181 days ended December 28, 2010
Stock options	796,049	162,010	0
Warrants	0	0	0

	796,049	162,010	0

13.	Income Taxes

The current and deferred components of income tax (benefit) expense from continuing operations follows:

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010

	(Dollars in thousands)
Current provision (benefit)
Federal	$(1,033)	$(773)	$996
State	71	146	45

Total current provision (benefit)	(962)	(627)	1,041
Deferred provision (benefit)
Federal	1,143	544	(343)
State	0	0	0

Total deferred provision	1,143	544	(343)

Total tax provision (benefit)	$181	$(83)	$698

The reconciliation between the statutory federal income tax rate of 34% and the effective tax rate on income from continuing operations follows:

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended December 28, 2010

	(Dollars in thousands)
Expected income tax expense at federal tax rate	$407	$4,224	$804
State tax, net of federal tax benefit	47	96	28
Non-taxable merger expense	0	1,046	32
Non-taxable bargain purchase gain	0	(5,250)	0
Non-taxable interest income	(7)	(32)	(87)
Non-taxable BOLI income	(170)	(86)	(87)
Low-income housing tax credit	(118)	(91)	0
Other	22	10	8

Total tax provision (benefit)	$181	$(83)	$698

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$280	$149
Loan basis differential	629	1,237
Time deposit basis differential	589	1,028
Derivative basis differential	146	196
Capital lease	120	110
Deferred compensation	213	78
Stock-based compensation	418	267
Unrealized loss on derivatives	130	62
Unrealized loss on available for sale securities	0	55
Interest on nonperforming loans	212	151
Limited partnerships	97	78
Other	205	124

Total deferred tax asset	3,039	3,535
Deferred tax liabilities
Goodwill and other intangible assets	(1,526)	(1,224)
Prepaid expenses	(268)	(208)
Premises and equipment	(801)	(487)
Borrowings basis differential	(2,127)	(1,365)
Unrealized gain on available for sale securities	(212)	0
Other	(59)	(179)

Total deferred tax liability	(4,993)	(3,463)

Net deferred tax (liability) asset	$(1,954)	$72

The net deferred tax liability was included in other liabilities in the accompanying balance sheet as of June 30, 2012. The net deferred tax asset was included in other assets in the accompanying balance sheet as of June 30, 2011.

At June 30, 2012, the Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through the utilization of carry-back provisions to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

For federal tax purposes, the Company has a $2.0 million reserve for loan losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, no provision has been made for potential liability that would result if 100% of the reserve were recaptured.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the 2009 tax return and forward.

14.	Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee’s contribution up to the first 6% contributed. For the year ended June 30, 2012, the 184 days ended June 30, 2011, and the 181 days ended December 28, 2010, the Company contributed $308 thousand, $179 thousand, and $154 thousand, respectively.

Deferred Compensation

For the nonqualified deferred compensation agreements with five senior officers, the merger was deemed a change of the control and, under the terms of the agreement, the accrued retirement benefit as of November 30, 2010 was distributed. These deferred compensation agreements also terminated on the merger date. A plan to replace the previous deferred compensation agreements was finalized subsequent to the year ended June 30, 2012. The Company recognized deferred compensation expense of $159 thousand, $112 thousand, and $106 thousand for the year ended June 30, 2012, the 184 days ended June 30, 2011, and the 181 days ended December 28, 2010.

15.	Stock-Based Compensation

In connection with the merger, the Company adopted the Northeast Bancorp 2010 Stock Option and Incentive Plan (the “Plan”), which provides for awards of stock-based compensation (stock options, stock appreciation rights, restricted stock awards, cash-based awards and other equity-based incentive awards). The maximum number of authorized shares of stock that may be issued under the plan is 810,054 plan shares. The Company’s previous stock option plans were terminated on the merger date, and 10,500 outstanding vested options under those plans were exchanged for options to acquire shares of surviving company common stock, with terms that are substantially identical to the existing options.

A summary of the stock option activity for the year ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	764,549	$14.05
Granted	40,000	12.63
Exercised	0	0
Forfeited	(8,500)	13.10

Outstanding and at end of period	796,049	13.98

Exercisable	54,175	$14.11

The fair value of options granted was estimated on the date of grant using the Black-Scholes or lattice option-pricing model using the following weighted-average assumptions.

	Year Ended June 30, 2012	184 Days Ended June 30, 2011
	Time-based	Time-based	Performance-based
Assumptions:
Dividend yield	2.81%	2.58%	2.58%
Expected life	6 years	10 years	10 years
Expected volatility	33.86%	27.15%	27.15%
Risk-free interest rate	0.98%	0.20% -3.35%	0.20% -3.35%
Vesting share price for performance-based options	n/a	n/a	$27.86 - $34.83
Weighted average fair value per option	$4.39	$3.86	$2.48

The expected volatility is based on historical volatility. The risk-free interest rate is for periods within the expected life of the awards, and is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical and expected exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. For the performance-based stock options, the vesting is triggered if the share price exceeds the specified hurdle price for 50 of the previous 75 consecutive trading days.

The following table summarizes information about stock options outstanding at June 30, 2012.

Options Outstanding				Options Exercisable
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
$12.63	40,000	9.6 years	$0	$12.63	0	9.6 years	$0
13.93	594,039	8.5 years	0	13.93	37,975	8.5 years	0
14.52	162,010	8.5 years	0	14.52	16,200	8.5 years	0

13.98	796,049	8.6 years	0	14.11	54,175	8.5 years	0

At June 30, 2012, all unvested stock options outstanding are expected to vest.

On December 29, 2010, the Company granted a restricted stock award of 13,026 shares of the Company’s common stock to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award was determined to have a fair value of $13.93 per share based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013. At June 30, 2012, no restricted common shares were vested. All restricted common shares are expected to vest.

At June 30, 2012, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in fiscal 2011. The SARs expire in December of 2020.

Stock-based compensation totaled $445 thousand for the year ended June 30, 2012, $210 thousand for the 184 days ended June 30, 2011, and $0 for the 181 days ended December 28, 2010. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Fiscal Years Ending June 30:
	2013	2014	2015	2016	2017	Total
	(Dollars in thousands)
Stock options	$419	$405	$386	$256	$69	$1,535
Restricted stock	36	36	36	18	0	126

	$455	$441	$422	$274	$69	$1,661

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

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2012	2011
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$10,279	$10,646
Construction loans	106	568
Consumer	25	0
Commercial real estate mortgages	361	375
Commercial business loans	1,145	27

	$11,916	$11,616

Unused lines of credit	$36,276	$42,385
Standby letters of credit	602	1,233
Unadvanced portions of construction loans	162	431

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $6 thousand and $11 thousand at June 30, 2012 and 2011, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2012 and 2011, the maximum potential amount of the Company’s obligation was $602 thousand and $1.2 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties and equipment used in operations under terms of operating leases that include renewal options. Rental expense under leases totaled $817 thousand for the year ended June 30, 2012, $438 thousand for the 184 days ending June 30, 2011, and $272 thousand for the 181 days ended December 28, 2010, respectively.

Approximate future minimum lease payments over the remaining terms of leases at June 30, 2012 are as follows (dollars in thousands):

2013	$738
2014	986
2015	1,095
2016	1,053
2017	938
2018 and thereafter	5,210

$10,020

During fiscal 2012, the Company executed a lease for 17 thousand square feet of office space in Boston, Massachusetts. The lease commences in December of 2012 and continues for a period of 10 years. The approximate future minimum lease payments associated with the lease are included in the table above. This new office space will replace the Company’s existing Boston office, the lease for which expires on December 31, 2012.

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

17.	Condensed Parent Information

Condensed financial information for Northeast Bancorp follows:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$54,996	$3,538
Investment in subsidiary	72,849	70,539
Investment in common securities of affiliated trusts	496	496
Other assets	2,047	1,350

Total assets	$130,388	$75,923

Liabilities and Stockholders’ Equity:
Junior subordinated debentures issued to affiliated trusts	$8,106	$7,957
Other liabilities	3,143	3,012

Total liabilities	11,249	10,969
Stockholders’ equity	119,139	64,954

Total liabilities and stockholders’ equity	$130,388	$75,923

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010

	(Dollars in thousands)
Statements of Income
Income:
Dividends from banking subsidiary	$1,500	$0	$1,255
Bargain purchase gain	0	16,620	0
Other income	26	21	18

Total income	1,526	16,641	1,273

Expenses:
Interest on Junior Subordinated Debentures paid to affiliated trusts	751	365	340
General and administrative expenses	993	3,772	209

Total expenses	1,744	4,137	549

(Loss) income before income tax expense and equity in undistributed net income of subsidiary	(218)	12,504	724
Income tax benefit	589	271	151

Income before equity in undistributed net income of subsidiary	371	12,775	875
Equity in undistributed net income of subsidiary	1,792	(223)	921

Net income	$2,163	$12,552	$1,796

Net income available to common stockholders	$1,771	$12,355	$1,677

	Successor Company		Predecessor Company
	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010

	(Dollars in thousands)
Statements of Cash Flow
Cash flows from operating activities:
Net income	$2,163	$12,552	$1,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization	0	19	1
Amortization of fair value adjustment for borrowings	149	68	0
Stock-based compensation	445	210	0
Undistributed (earnings) loss of subsidiary	(1,792)	223	(921)
Net gain on available-for-sale securities	0	(11)	(5)
Bargain purchase gain	0	(16,620)	0
Increase in other assets and liabilities	(700)	(756)	(273)

Net cash provided by (used in) operating activities	265	(4,315)	598

Cash flows from investing activities:
Increase in investment of bank subsidiary	0	(9,150)	0
Purchases of available-for-sale securities	0	0	(1)
Proceeds from sales of available-for-sale securities	0	576	173

Net cash (used in) provided by investing activities	0	(8,574)	172

Cash flows from financing activities:
Proceeds from issuance of common stock	52,667	16,201	62
Dividends paid to stockholders	(1,474)	(736)	(525)

Net cash provided by (used in) financing activities	51,193	15,465	(463)

Net increase in cash	51,458	2,576	307
Cash, beginning of period	3,538	962	655

Cash, end of period	$54,996	$3,538	$962

18.	Other Comprehensive Income

The components of other comprehensive income follow:

Successor Company	Year Ended June 30, 2012			184 Days Ended June 30, 2011
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)			(Dollars in thousands)
Unrealized holding gains on available-for-sale securities	$1,896	$645	$1,251	$1,039	$353	$686
Less: Realized gains	1,111	378	733	1,200	408	792

Unrealized gains (losses) on available-for-sale securities, net	785	267	518	(161)	(55)	(106)

Unrealized losses on cash flow hedges	(122)	(41)	(81)	(137)	(46)	(91)
Less: Realized gains	80	27	53	44	15	29

Unrealized losses on cash flow hedges, net	(202)	(68)	(134)	(181)	(61)	(120)

Total other comprehensive income (loss)	$583	$199	$384	$(342)	$(116)	$(226)

Predecessor Company	181 Days Ended December 28, 2010
	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount
	(Dollars in thousands)
Unrealized holding losses on available-for-sale securities	$(2,806)	$(954)	$(1,852)
Less: Realized gains on available-for-sale securities	17	6	11

Unrealized losses on available-for-sale securities, net	(2,823)	(960)	(1,863)
Unrealized losses on cash flow hedges	(16)	(6)	(10)

Total other comprehensive loss	$(2,839)	$(966)	$(1,873)

Accumulated other comprehensive income (loss) is comprised of the following components:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Unrealized gain (loss) on available-for-sale securities	$624	$(161)
Tax effect	(212)	55

Net-of-tax amount	412	(106)

Unrealized loss on cash flow hedges	(384)	(182)
Tax effect	130	62

Net-of-tax amount	(254)	(120)

Accumulated other comprehensive income (loss)	$158	$(226)

19.	Fair Value Measurements

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

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Valuation Techniques—There have been no changes in the valuation techniques used during the current period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities—Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

Derivative financial instruments—The valuation of the Company’s interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company’s derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

The fair value of derivative loan commitments and forward loan sale agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2. The fair value of such instruments was nominal at each date presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Impaired Loans—Valuations of impaired loans are determined by reviewing collateral values or through discounted cash flow analyses using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are developed using available market information and historical information. Certain inputs used in appraisals and cash flow analyses are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

Repossessed collateral—The fair values of other real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore repossessed collateral may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are primarily observable, they are classified as Level 2.

Fair Value of Other Financial Instruments:

Cash and cash equivalents—The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

FHLB and Federal Reserve stock—The carrying value of FHLB stock and Federal Reserve stock approximates fair value based on redemption provisions of the FHLB and the Federal Reserve.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

Loans held for sale—The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

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

Borrowings—The fair value of the Company’s borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, structured repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments—Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
U.S. Government agency securities	$45,808	$0	$45,808	$0
Agency mortgage-backed securities	87,456	0	87,456	0
Other assets—interest rate caps	1	0	1	0
Liabilities
Other liabilities—interest rate swap	$580	$0	$580	$0

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
U.S. Government agency securities	$48,737	$0	$48,737	$0
Agency mortgage-backed securities	99,558	0	99,558	0
Equity securities	216	216	0	0
Trust preferred securities	451	451	0	0
Other assets—interest rate caps	46	0	46	0
Liabilities
Other liabilities—interest rate swap	$503	$0	$0	$503

Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,103	$0	$0	$1,103
Repossessed collateral	834	0	0	834

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,426	$0	$0	$1,426
Repossessed collateral	690	0	0	690
Premises	361	0	0	361

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying Amount	Fair Value Measurements at June 30, 2012
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,274	$128,274	$128,274	$0	$0
Available-for-sale securities	133,264	133,264	0	133,264	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	9,882	9,896	0	9,896	0
Loans, net	355,430	374,062	0	0	374,062
Accrued interest receivable	1,840	1,840	0	1,840	0
Interest rate caps	1	1	0	1	0

Financial liabilities:
Deposits	422,188	425,782	0	0	425,782
FHLB advances	43,450	45,747	0	45,747	0
Structured repurchase agreements	66,183	67,314	0	67,314	0
Short-term borrowings	1,209	1,209	0	1,209	0
Capital lease obligation	1,911	2,202	0	2,202	0
Subordinated debentures	8,106	8,597	0	0	8,597
Interest rate swaps	580	580	0	580	0

	Carrying Amount	Fair Value Measurements at June 30, 2011
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,931	$83,931	$83,931	$0	$0
Available-for-sale securities	148,962	148,962	0	148,962	0
Regulatory stock	5,760	5,760	0	5,760	0
Loans held for sale	5,176	5,209	0	5,209	0
Loans, net	309,476	316,361	0	0	316,361
Accrued interest receivable	1,244	1,244	0	1,244	0
Interest rate caps	46	46	0	46	0

Financial liabilities:
Deposits	401,118	403,481	0	0	403,481
FHLB advances	43,922	45,465	0	45,465	0
Structured repurchase agreements	68,008	69,364	0	69,364	0
Other borrowings	2,229	2,280	0	2,280	0
Short-term borrowings	2,515	2,515	0	2,515	0
Capital lease obligation	2,075	2,306	0	2,306	0
Subordinated debentures	7,957	7,979	0	0	7,979
Interest rate swaps	503	503	0	0	503

20.	Derivatives

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company deals only with primary dealers. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty.

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

The Company holds two interest rate caps that expire on September 30, 2014. The swap agreement provides for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

During the year ended June 30, 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the year ended June 30, 2012 related to the balance sheet hedging of long-term debt indicates that the hedges were effective. The Company recorded income of $80 thousand and $44 thousand related to hedge ineffectiveness during fiscal 2012 and the 184 days ended June 30, 2011, respectively. The Company expects approximately $80 thousand to be reclassified as an offset to interest expense from OCI in the next twelve months.

	June 30, 2012		June 30, 2011
	Interest Rate Caps	Interest Rate Swap	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000	$6,000	$10,000
Weighted average pay rate		4.69%		4.69%
Weighted average receive rate		2.36%		2.23%
Strike rate based on three month LIBOR	2.51%		2.51%
Weighted average maturity in years	2.25	2.67	3.25	3.67
Unrealized loss	$69	$315	$45	$137

The following sets forth the fair values and location of derivatives designated as hedging instruments (dollars in thousands).

June 30, 2012	Asset Derivatives
	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1

	Liability Derivatives
	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$580

June 30, 2011	Asset Derivatives
	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$46

	Liability Derivatives
	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$503

21.	Troubled Asset Relief Capital Purchase Program

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

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 14, 2014. Thereafter, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends. Prior to February 15, 2012, the Series A Preferred Stock may have been redeemed, in whole or in part, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption was for at least 25% of the issue price of the Series A Preferred Stock. Any redemption of a share of Series A Preferred Stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends and the Series A Preferred Stock may be redeemed without regard to whether the Company has replaced such funds from any other source, or to any waiting period.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 is included in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 is included in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is included in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Income for the year ended June 30, 2012, 184 days ended June 30, 2011, and 181 days ended December 28, 2010

Consolidated Statements of Comprehensive Income for the year ended June 30, 2012, 184 days ended June 30, 2011, and 181 days ended December 28, 2010

Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2012, 184 days ended June 30, 2011, and 181 days ended December 28, 2010

Consolidated Statements of Cash Flows for the year ended June 30, 2012, 184 days ended June 30, 2011, and 181 days ended December 28, 2010

Notes to Consolidated Financial Statements

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Exhibit 2.1 of Northeast Bancorp’s Form 8-K filed with Securities and Exchange Commission on March 31, 2010).

3.1	Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on March 22, 2011).

3.2	Amended and Restated Bylaws of Northeast Bancorp (incorporated by reference to Exhibit 3.2 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011)

4.1	Registration Rights Schedule to the Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Amendment No. 1 on Form 10-K/A of Northeast Bancorp filed on March 19, 2012).

10.1+	Form of Indemnification Agreement, dated as of December 29, 2010, by and between Northeast Bancorp and each of the members of the Board (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.2+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.3+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.4+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.4 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.5+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.5 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.6+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.6 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.7+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.7 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.8+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.9 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.9+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.8 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.10+	Non-Qualified Performance-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.10 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.11+	Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between Northeast Bancorp and Robert Glauber (incorporated by reference to Exhibit 10.11 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.12+	Time-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between the Company and Matthew Botein (incorporated by reference to Exhibit 10.12 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.13+	Performance-Based Stock Appreciation Rights Agreement, dated December 29, 2010, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.13 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.14+	Restricted Stock Award Agreement, dated December 29, 2010, by and between Northeast Bancorp and James Delamater (incorporated by reference to Exhibit 10.l4 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.15+	Form of Non-Qualified Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and each of Pender Lazenby, Robert Johnson and Marcel Blais (incorporated by reference to Exhibit 10.15 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.16+	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.17+	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.18+	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

21*	Subsidiaries of Northeast Bancorp

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith
+	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 28, 2012	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE Richard Wayne	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2012

/s/ CLAIRE S. BEAN Claire S. Bean	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2012

/s/ ROBERT GLAUBER Robert Glauber	Chairman of the Board	September 28, 2012

/s/ MATTHEW BOTEIN Matthew Botein	Director	September 28, 2012

/s/ CHERYL DORSEY Cheryl Dorsey	Director	September 28, 2012

/s/ PETER MCCLEAN Peter McClean	Director	September 28, 2012

/s/ JOHN C. ORESTIS John C. Orestis	Director	September 28, 2012

/s/ ADAM SHAPIRO Adam Shapiro	Director	September 28, 2012

/s/ DAVID TANNER David Tanner	Director	September 28, 2012

/s/ JUDITH E. WALLINGFORD Judith E. Wallingford	Director	September 28, 2012