Form 10-Q
period 2012-09-30
NORTHEAST BANCORP /ME/
filed 2012-11-14
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2012, the registrant had outstanding 9,412,972 shares of voting common stock, $1.00 par value per share and 970,469 shares of non-voting common stock, $1.00 par value per share.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2012	June 30, 2012
Assets
Cash and due from banks	$3,341	$2,538
Short-term investments	99,231	125,736

Total cash and cash equivalents	102,572	128,274

Available-for-sale securities, at fair value	137,069	133,264
Loans held for sale	12,986	9,882

Loans	375,193	356,254
Less: Allowance for loan losses	668	824

Loans, net	374,525	355,430

Premises and equipment, net	9,295	9,205
Repossessed collateral, net	2,645	834
Accrued interest receivable	1,751	1,840
Federal Home Loan Bank stock, at cost	4,602	4,602
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	4,222	4,487
Bank owned life insurance	14,418	14,295
Other assets	5,952	6,212

Total assets	$670,908	$669,196

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$47,071	$45,323
Savings and interest checking	87,010	90,204
Money market	48,896	45,024
Time deposits	272,798	241,637

Total deposits	455,775	422,188

Federal Home Loan Bank advances	43,331	43,450
Structured repurchase agreements	35,821	66,183
Short-term borrowings	484	1,209
Junior subordinated debentures issued to affiliated trusts	8,146	8,106
Capital lease obligation	1,869	1,911
Other liabilities	6,625	7,010

Total liabilities	552,051	550,057

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; 4,227 shares issued and outstanding at September 30, 2012 and June 30, 2012; liquidation preference of $1,000 per share	4	4
Voting common stock, $1.00 par value, 13,500,000 shares authorized; 9,412,972 and 9,307,127 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	9,413	9,307
Non-voting common stock, $1.00 par value, 1,500,000 shares authorized; 970,469 and 1,076,314 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	970	1,076
Warrants to purchase common stock	406	406
Additional paid-in capital	96,215	96,080
Unearned restricted stock	(118)	(127)
Retained earnings	12,236	12,235
Accumulated other comprehensive (loss) income	(269)	158

Total stockholders’ equity	118,857	119,139

Total liabilities and stockholders’ equity	$670,908	$669,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2012	2011
Interest and dividend income:
Interest on loans	$7,341	$5,137
Interest on available-for-sale securities	347	639
Dividends on regulatory stock	6	12
Other interest and dividend income	83	47

Total interest and dividend income	7,777	5,835

Interest expense:
Deposits	978	837
Federal Home Loan Bank advances	259	258
Structured repurchase agreements	219	248
Short-term borrowings	6	5
Junior subordinated debentures issued to affiliated trusts	193	183
Obligation under capital lease agreements	24	26

Total interest expense	1,679	1,557

Net interest and dividend income before provision for loan losses	6,098	4,278
Provision for loan losses	228	400

Net interest and dividend income after provision for loan losses	5,870	3,878

Noninterest income:
Fees for other services to customers	310	340
Net securities gains (losses)	792	(53)
Gain on sales of loans held for sale	756	656
Gain (loss) recognized on repossessed collateral, net	451	(77)
Investment commissions	675	687
Bank-owned life insurance income	123	127
Other noninterest income	43	44

Total noninterest income	3,150	1,724

Noninterest expense:
Salaries and employee benefits	4,057	3,717
Occupancy and equipment expense	1,078	849
Professional fees	423	415
Data processing fees	268	274
Marketing expense	187	73
FDIC insurance premiums	117	117
Intangible asset amortization	265	336
Other noninterest expense	1,107	818

Total noninterest expense	7,502	6,599

Income (loss) from continuing operations before income tax expense (benefit)	1,518	(997)
Income tax expense (benefit)	484	(403)

Net income (loss) from continuing operations	$1,034	$(594)

Discontinued operations:
Income from discontinued operations	$0	$186
Gain on sale of discontinued operations	0	1,529
Income tax expense	0	592

Net income from discontinued operations	0	1,123

Net income	$1,034	$529

Net income available to common stockholders	$936	$431

Weighted-average shares outstanding:
Basic	10,383,441	3,494,498
Diluted	10,383,441	3,513,545
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.09	$(0.13)
Income from discontinued operations	0.00	0.25

Net income	$0.09	$0.12

Diluted:
Income (loss) from continuing operations	$0.09	$(0.13)
Income from discontinued operations	0.00	0.25

Net income	$0.09	$0.12

Cash dividends declared per common share	$0.09	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011

Net income	$1,034	$529

Other comprehensive (loss) income, before tax:

Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	157	1,635
Reclassification adjustment for net (gains) losses included in net income	(792)	53

Total available-for-sale securities	(635)	1,688
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	6	(199)
Reclassification adjustments for net gains included in net income	(18)	(22)

Total derivatives and hedging activities	(12)	(221)

Total other comprehensive (loss) income, before tax	(647)	1,467
Income tax (benefit) expense related to other comprehensive (loss) income	(220)	498

Other comprehensive (loss) income, net of tax	(427)	969

Comprehensive income	$607	$1,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Warrants to Purchase Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$406	$49,700	$(163)	$11,726	$(226)	$64,954
Net income	0	0	0	0	0	0	0	0	0	529	0	529
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	0	0	969	969
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(53)	0	(53)
Dividends on common stock at $0.09 per share	0	0	0	0	0	0	0	0	0	(316)	0	(316)
Stock-based compensation	0	0	0	0	0	0	0	96	9	0	0	105
Accretion of preferred stock	0	0	0	0	0	0	0	45	0	(45)	0	0

Balance at September 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$406	$49,841	$(154)	$11,841	$743	$66,188

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$406	$96,080	$(127)	$12,235	$158	$119,139
Net income	0	0	0	0	0	0	0	0	0	1,034	0	1,034
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	0	0	(427)	(427)
Conversion of non-voting common stock to voting common stock	0	0	105,845	106	(105,845)	(106)	0	0	0	0	0	0
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(53)	0	(53)
Dividends on common stock at $0.09 per share	0	0	0	0	0	0	0	0	0	(935)	0	(935)
Stock-based compensation	0	0	0	0	0	0	0	90	9	0	0	99
Accretion of preferred stock	0	0	0	0	0	0	0	45	0	(45)	0	0

Balance at September 30, 2012	4,227	$4	9,412,972	$9,413	970,469	$970	$406	$96,215	$(118)	$12,236	$(269)	$118,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities:
Net income	$1,034	$529
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	228	400
(Gain) loss on sale or impairment of repossessed collateral, net	(451)	77
Accretion of fair value adjustments on loans, net	(1,692)	(388)
Accretion of fair value adjustments on deposits, net	(275)	(373)
Accretion of fair value adjustments on borrowings, net	(441)	(544)
Originations of loans held for sale	(38,204)	(28,571)
Net proceeds from sales of loans held for sale	35,856	27,998
Gain on sales of loans held for sale	(756)	(656)
Amortization of intangible assets	265	406
Bank-owned life insurance income, net	(123)	(127)
Depreciation of premises and equipment	424	304
Loss on sale of premises and equipment	0	25
Net (gain) loss on sale of available-for-sale securities	(792)	53
Stock-based compensation	99	105
Gain on sale of assets of insurance division	0	(1,529)
Amortization of securities, net	420	373
Changes in other assets and liabilities:
Interest receivable	89	(322)
Decrease in prepaid FDIC assessment	108	(116)
Other assets and liabilities	(25)	(736)

Net cash used in operating activities	(4,236)	(3,092)

Investing activities:
Proceeds from sales of available-for-sale securities	159,579	606
Purchases of available-for-sale securities	(167,294)	0
Proceeds from maturities and principal payments on available-for-sale securities	3,647	6,390
Loan purchases	(31,023)	(11,428)
Loan originations and principal collections, net	11,437	5,006
Purchases of premises and equipment	(514)	(611)
Proceeds from sales of repossessed collateral	595	329
Proceeds from sale of assets of insurance division	0	9,726

Net cash (used in) provided by investing activities	(23,573)	10,018

Financing activities:
Net increase (decrease) in deposits	33,862	(7,012)
Net decrease in short-term borrowings	(725)	(1,506)
Dividends paid on preferred stock	(53)	(53)
Dividends paid on common stock	(935)	(316)
Repayment of structured repurchase agreements	(30,000)	0
Repayment of other borrowings	0	(2,132)
Repayment of capital lease obligation	(42)	(40)

Net cash provided by (used in) financing activities	2,107	(11,059)

Net decrease in cash and cash equivalents	(25,702)	(4,133)
Cash and cash equivalents, beginning of period	128,274	89,931

Cash and cash equivalents, end of period	$102,572	$79,798

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to repossessed collateral	$3,010	$180
Transfers from repossessed collateral to loans	1,055	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

1.	Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at September 30, 2012, the results of operations for the three months ended September 30, 2012 and 2011, comprehensive income for the three months ended September 30, 2012 and 2011, the changes in stockholders’ equity for the for the three months ended September 30, 2012 and 2011, and the cash flows for the for the three months ended September 30, 2012 and 2011. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 (“Fiscal 2013”). For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012 (“Fiscal 2012”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in as single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

3.	Securities Available-for-Sale

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	September 30, 2012		June 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$45,690	$45,750	$45,824	$45,808
Agency mortgage-backed securities	91,389	91,319	86,816	87,456

	$137,079	$137,069	$132,640	$133,264

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	September 30, 2012		June 30, 2012
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$60	$0	$5	$21
Agency mortgage-backed securities	0	70	640	0

	$60	$70	$645	$21

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Gross realized gains	$831	$14
Gross realized losses	(39)	(67)

Net security gains (losses)	$792	$(53)

At September 30, 2012, investment securities with a fair value of approximately $54.9 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$0	$0	$0	$0	$0	$0
Agency mortgage-backed securities	19,776	70	0	0	19,776	70

	$19,776	$70	$0	$0	$19,776	$70

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,585	$21	$0	$0	$36,585	$21
Agency mortgage-backed securities	0	0	0	0	0	0

	$36,585	$21	$0	$0	$36,585	$21

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2012 or 2011.

At September 30, 2012, the Company did not have any securities in a continuous loss position for greater than twelve months. At September 30, 2012, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at September 30, 2012 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2012.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2012. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$3,080	$3,086
Due after one year through five years	42,610	42,664
Due after five years through ten years	0	0
Due after ten years	0	0

	45,690	45,750
Mortgage-backed securities	91,389	91,319

	$137,079	$137,069

4.	Loans, Allowance for Loan Losses and Credit Quality

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

The composition of the Company’s loan portfolio follows.

	September 30, 2012			June 30, 2012
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$89,545	$3,655	$93,200	$90,944	$3,931	$94,875
Home equity	40,576	0	40,576	42,696	0	42,696
Commercial real estate	102,088	103,787	205,875	100,196	80,539	180,735
Construction	508	0	508	1,187	0	1,187
Commercial business	19,201	0	19,201	19,612	0	19,612
Consumer	15,833	0	15,833	17,149	0	17,149

Total loans	$267,751	$107,442	$375,193	$271,784	$84,470	$356,254

Purchased credit impaired (“PCI”) loans include those loans acquired with specific evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans. The following table presents a summary of PCI loans purchased by the LASG during the three months ended September 30, 2012 and 2011.

	PCI Loans Acquired
	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Contractually required payments receivable	$12,980	$9,461
Nonaccretable difference	(4,113)	(2,597)

Cash flows expected to be collected	8,867	6,864
Accretable yield	(5,764)	(3,027)

Fair value of loans acquired	$3,103	$3,837

	PCI Loans: Activity in Accretable Yield
	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Beginning balance	$7,169	$0
Accretion	(601)	(76)
Acquisitions	5,764	3,027
Reclassifications from nonaccretable difference	132	0
Disposals and transfers	(2,951)	0

End balance	$9,513	$2,951

The following table provides information related to the unpaid principal balance and carrying amounts of PCI loans.

	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Unpaid principal balance	$24,423	$21,359

Carrying amount	$13,974	$13,866

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial business, consumer, residential real estate, and purchased loans. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial business: Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows of the business. Continued weakness in national or regional economic conditions, and a corresponding weakness in consumer or business spending, will have an adverse effect on the credit quality of this segment.

Consumer: Loans in this segment are generally secured, and repayment is dependent on the credit quality of the individual borrower. Repayment of consumer loans is generally based on the earnings of individual borrowers, which may be adversely impacted by regional labor market conditions.

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Loans in this segment acquired with specific material credit deterioration since origination are identified as purchased credit-impaired. Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

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

There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2012.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower that the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all loans modified in troubled debt restructurings are individually reviewed for impairment.

For all portfolio segments, except the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to decreases in interest rate indices, discounted at the loan’s effective rate assumed at acquisition. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three months ended September 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$0	$824
Provision (benefit)	213	(22)	(36)	73	0	228
Recoveries	1	0	0	3	0	4
Charge-offs	(127)	0	(203)	(58)	0	(388)

Ending balance	$301	$71	$53	$243	$0	$668

	Three months ended September 30, 2011
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$0	$437
Provision (benefit)	114	(9)	158	137	0	400
Recoveries	0	0	22	15	0	37
Charge-offs	(24)	(24)	0	(116)	0	(164)

Ending balance	$124	$114	$418	$54	$0	$710

(1)	Purchased loans include commercial real estate, commercial business, and commercial loans secured by residential real estate loans. The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$59	$43	$47	$31	$180
Collectively evaluated	242	28	6	212	488
Purchased (1)	0	0	0	0	0

Total	$301	$71	$53	$243	$668

Loans:
Individually evaluated	$1,546	$1,775	$210	$120	$3,651
Collectively evaluated	128,575	100,821	18,991	15,713	264,100
Purchased (1)	3,655	103,787	0	0	107,442

Total	$133,776	$206,383	$19,201	$15,833	$375,193

	June 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$41	$284	$0	$328
Collectively evaluated	211	52	8	225	496
Purchased(1)	0	0	0	0	0

Total	$214	$93	$292	$225	$824

Loans:
Individually evaluated	$399	$3,112	$1,127	$0	$4,638
Collectively evaluated	133,241	99,326	18,485	17,149	268,201
Purchased(1) (2)	3,931	79,484	0	0	83,415

Total	$137,571	$181,922	$19,612	$17,149	$356,254

(1)	Loans in this category are evaluated for impaired under ASC 310-30. Post acquisition, the effect of a decline in expected cash flows is recorded through the allowance for loan losses as a specific allocation.
(2)	At June 30, 2012, one purchased loan totaling $1.1 million was nonperforming and considered collateral dependent for purposes of evaluation under ASC 310-10.

The following table sets forth information regarding impaired loans. Interest income recognized includes interest received or accrued based on loan principal and contractual interest rates. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At September 30, 2012			For the Three Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Impaired loans without a valuation allowance:
Originated:
Residential real estate	$811	$1,029	$0	$552	$5
Consumer	45	48	0	22	1
Commercial real estate	1,249	1,443	0	1,366	20
Commercial business	163	337	0	270	3
Purchased:
Commercial real estate	0	0	0	528	0
Residential real estate	0	0	0	0	0

Total	2,268	2,857	0	2,738	29

Impaired loans with a valuation allowance:
Originated:
Residential real estate	735	722	59	420	9
Consumer	75	77	31	37	1
Commercial real estate	526	517	43	550	6
Commercial business	47	82	47	398	0
Purchased:
Commercial real estate	0	0	0	0	0
Residential real estate	0	0	0	0	0

Total	1,383	1,398	180	1,405	16

Total impaired loans	$3,651	$4,255	$180	$4,143	$45

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$293	$483	$0
Consumer	0	0	0
Commercial real estate	1,482	1,738	0
Commercial business	377	692	0
Purchased:
Commercial real estate	1,055	1,462	0
Residential real estate	0	0	0

Total	3,207	4,375	0
Impaired loans with a valuation allowance:
Originated:
Residential real estate	106	103	3
Consumer	0	0	0
Commercial real estate	575	565	41
Commercial business	750	817	284
Purchased:
Commercial real estate	0	0	0
Residential real estate	0	0	0

Total	1,431	1,485	328

Total impaired loans	$4,638	$5,860	$328

	For the Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Originated:
Residential real estate	$49	$1
Consumer	0	0
Commercial real estate	1,846	21
Commercial business	1,090	4
Purchased:
Commercial real estate	0	0
Residential real estate	0	0

	$2,985	$26

Credit Quality

The Company utilizes a ten-point internal loan rating system for its purchased loan portfolio and originated commercial real estate, construction and commercial business loans as follows:

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

The following tables present the Company’s loans by risk rating.

	September 30, 2012
	Originated Portfolio
	Commercial Real Estate	Construction	Commercial Business	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$98,878	$508	$18,686	$106,124
Loans rated 7	1,872	0	247	207
Loans rated 8	1,338	0	268	1,111
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$102,088	$508	$19,201	$107,442

	June 30, 2012
	Originated Portfolio
	Commercial Real Estate	Construction	Commercial Business	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	0	250	1,055
Loans rated 8	1,347	0	1,139	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0

	$100,196	$1,187	$19,612	$84,470

The following is a summary of past due and non-accrual loans:

	September 30, 2012
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$151	$343	$0	$2,869	$3,363	$86,182	$89,545	$3,184
Home equity	55	86	0	212	353	40,223	40,576	289
Commercial real estate	420	70	0	310	800	101,293	102,088	626
Construction	0	0	0	0	0	508	508	0
Commercial business	7	6	0	47	60	19,071	19,201	133
Consumer	257	117	0	246	620	15,278	15,833	181

Total originated portfolio	890	622	0	3,684	5,196	262,555	267,751	4,413

Purchased portfolio:
Residential real estate	0	0	0	0	0	3,655	3,655	0
Commercial real estate	0	310	0	666	976	102,811	103,787	666

Total purchased portfolio	0	310	0	666	976	106,466	107,442	666

Total loans	$890	$932	$0	$4,350	$6,172	$369,021	$375,193	$5,079

	June 30, 2012
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$261	$183	$0	$2,907	$3,351	$87,593	$90,944	$3,090
Home equity	16	160	0	136	312	42,384	42,696	220
Commercial real estate	0	208	0	417	625	99,571	100,196	417
Construction	0	0	0	0	0	1,187	1,187	0
Commercial business	0	107	0	901	1,008	18,604	19,612	1,008
Consumer	259	137	0	206	602	16,547	17,149	324

Total originated portfolio	536	795	0	4,567	5,898	265,886	271,784	5,059

Purchased portfolio:
Residential real estate	0	0	0	0	0	3,931	3,931	0
Commercial real estate	0	0	0	1,055	1,055	79,484	80,539	1,055

Total purchased portfolio	0	0	0	1,055	1,055	83,415	84,470	1,055

Total loans	$536	$795	$0	$5,622	$6,953	$349,301	$356,254	$6,114

The following table shows loans modified in a TDR during the three months ended September 30, 2012 and the change in the recorded investment subsequent to the modifications occurring. Concessions occurring during the period included a combination of interest rate reductions and maturity extensions. There was no forgiveness of principal related to loans modified in a TDR during the period.

	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	1	$222	$222
Home equity	0	0	0
Commercial real estate	0	0	0
Construction	0	0	0
Commercial business	0	0	0
Consumer	0	0	0

Total originated portfolio	1	222	222
Purchased portfolio:
Residential real estate	0	0	0
Commercial real estate	0	0	0

Total purchased portfolio	0	0	0

Total	1	$222	$222

Further, during the quarter ended September 30, 2012, the Company identified approximately $1.1 million of residential and consumer loans for which the borrower’s obligation had been discharged in bankruptcy in a prior period. Under recent regulatory guidance, these loans are required to be classified as TDRs and are considered collateral dependent impaired loans.

The Company considers TDRs past due 90 days or more to be in payment default. There were no payment defaults of loans previously modified in a TDR during the three months ended September 30, 2012. As of September 30, 2012, there were no further commitments to lend associated with loans modified in a TDR.

The following table shows the Company’s total TDRs as of the dates indicated.

	September 30, 2012			June 30, 2012
	On Accrual Status	On Nonaccrual Status	Total	On Accrual Status	On Nonaccrual Status	Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$312	$214	$526	$92	$139	$231
Home equity	34	49	83	20	0	20
Commercial real estate	1,059	0	1,059	1,053	0	1,053
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	605	348	953	0	0	0

Total originated portfolio	2,010	611	2,621	1,165	139	1,304
Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0

Total purchased portfolio	0	0	0	0	0	0

Total	$2,010	$611	$2,621	$1,165	$139	$1,304

5.	Stock-Based Compensation

In December 2010, the Company adopted the Northeast Bancorp 2010 Stock Option and Incentive Plan (the “Plan”), which provides for awards of stock-based compensation (stock options, stock appreciation rights, restricted stock awards, cash-based awards and other equity-based incentive awards). The maximum number of authorized shares of stock that may be issued under the plan is 810,054.

A summary of the stock option activity for the three months ended September 30, 2012 follows.

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	796,049	$13.98
Granted	0	0.00
Exercised	0	0.00
Forfeited	(7,500)	12.63

Outstanding at end of period	788,549	14.00

Exercisable	54,175	$14.11

The following table summarizes information about stock options outstanding at September 30, 2012.

Options Outstanding				Options Exercisable
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
$12.63	32,500	9.3 years	$0	$12.63	0	9.3 years	$0
13.93	594,039	8.3 years	0	13.93	37,975	8.3 years	0
14.52	162,010	8.3 years	0	14.52	16,200	8.3 years	0

14.00	788,549	8.3 years	0	14.11	54,175	8.3 years	0

At September 30, 2012, all unvested stock options outstanding are expected to vest.

On December 29, 2010, the Company granted a restricted stock award of 13,026 shares of the Company’s common stock to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award was determined to have a fair value of $13.93 per share based on the average price at which the Company’s common stock traded on the date of grant. Forty percent of the award will vest on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013. At September 30, 2012, no restricted common shares were vested. All restricted common shares are expected to vest.

At September 30, 2012, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011. The SARs expire in December of 2020.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Fiscal Years Ending June 30,
	2013	2014	2015	2016	2017	Total
	(Dollars in thousands)
Stock options	$309	$399	$380	$250	$64	$1,402
Restricted stock	27	36	36	18	0	117

	$336	$435	$416	$268	$64	$1,519

6.	Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine, purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The NBIG office in Berwick, Maine, which operates under the name of Spence & Matthews, was acquired by Bradley Scott, previously a member of NBIG’s senior management team. The following is a summary of the sale transactions recorded during the quarter ended September 30, 2011 (dollars in thousands).

Sale proceeds	$9,726
Less:
Customer lists and other intangible assets, net	7,379
Fixed assets, net of accumulated depreciation	157
Severance and other direct expenses	661

Pre-tax gain recognized	$1,529

Subsequent to the quarter ended September 30, 2011, the Company recognized additional gain on sale of discontinued operations of $37 thousand representing contingent proceeds received, net of expenses. The total gain on sale of discontinued operations was $1.6 million for Fiscal 2012.

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

	Three months Ended September 30,
	2012	2011
	(Dollars in thousands, except share and per share data)
Net income	$1,034	$529
Preferred stock dividends	(53)	(53)
Accretion of preferred stock	(45)	(45)

Net income (loss) available to common shareholders	$936	$431

Weighted average shares used in calculation of basic earnings per share	10,383,441	3,494,498
Incremental shares from assumed exercise of dilutive securities	0	19,047

Weighted average shares used in calculation of diluted earnings per share	10,383,441	3,513,545

Earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.13)
Income from discontinued operations	0.00	0.25

Earnings per common share	$0.09	$0.12

Diluted earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.13)
Income from discontinued operations	0.00	0.25

Diluted earnings per common share	$0.09	$0.12

Anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended September 30,
	2012	2011
Stock options	788,549	756,049
Warrants	67,958	0

	856,507	756,049

8.	Fair Value Measurements

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

Level 2 – Valuations based on significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Impaired Loans – Valuations of impaired loans measured at fair value are determined by a review of collateral values. Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
U.S. Government agency securities	$45,750	$0	$45,750	$0
Agency mortgage-backed securities	91,319	0	91,319	0
Other assets – interest rate caps	0	0	0	0
Liabilities
Other liabilities – interest rate swap	$575	$0	$575	$0

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale
U.S. Government agency securities	$45,808	$0	$45,808	$0
Agency mortgage-backed securities	87,456	0	87,456	0
Other assets – interest rate caps	1	0	1	0
Liabilities
Other liabilities – interest rate swap	$580	$0	$580	$0

There were no significant transfers between the three levels of the fair value hierarchy for the quarters ended September 30, 2012 and 2011.

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$841	$0	$0	$841
Repossessed collateral	1,129	0	0	1,129

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,103	$0	$0	$1,103
Repossessed collateral	834	0	0	834

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying Amount	Fair Value Measurements at September 30, 2012
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$102,572	$102,572	$102,572	$0	$0
Available-for-sale securities	137,069	137,069	0	137,069	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	12,986	13,005	0	13,005	0
Loans, net	374,525	396,947	0	0	396,947
Accrued interest receivable	1,751	1,751	0	1,751	0
Interest rate caps	0	0	0	0	0
Financial liabilities:
Deposits	455,775	460,273	0	460,273	0
FHLB advances	43,331	45,662	0	45,662	0
Structured repurchase agreements	35,821	36,868	0	36,868	0
Short-term borrowings	484	484	0	484	0
Capital lease obligation	1,869	2,167	0	2,167	0
Subordinated debentures	8,146	8,324	0	0	8,324
Interest rate swaps	575	575	0	575	0

	Carrying Amount	Fair Value Measurements at June 30, 2012
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,274	$128,274	$128,274	$0	$0
Available-for-sale securities	133,264	133,264	0	133,264	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	9,882	9,896	0	9,896	0
Loans, net	355,430	374,062	0	0	374,062
Accrued interest receivable	1,840	1,840	0	1,840	0
Interest rate caps	1	1	0	1	0
Financial liabilities:
Deposits	422,188	425,782	0	425,782	0
FHLB advances	43,450	45,747	0	45,747	0
Structured repurchase agreements	66,183	67,314	0	67,314	0
Short-term borrowings	1,209	1,209	0	1,209	0
Capital lease obligation	1,911	2,202	0	2,202	0
Subordinated debentures	8,106	8,597	0	0	8,597
Interest rate swaps	580	580	0	580	0

9.	Derivatives and Hedging Activities

The Company has stand alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and a swap agreement that derives its value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are recognized as derivative assets and derivative liabilities.

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

At September 30, 2012 and June 30, 2012, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap.

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

During the three months ended September 30, 2012 and 2011, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the three months ended September 30, 2012 and 2011 related to the balance sheet hedging of long-term debt indicates that the hedges were effective.

The Company recorded interest income of $25 thousand related to hedge ineffectiveness in each of the three months ended September 30, 2012 and 2011. This ineffectiveness related to the Company’s interest rate swap. The Company expects to record interest income of $100 thousand related to ineffectiveness in the next twelve months.

The Company reclassified interest expense of $7 thousand and $4 thousand related to the effective portion of purchased interest rate caps during the three months ended September 30, 2012 and 2011, respectively. The Company expects to record interest expense of $28 thousand related to its purchased interest rate caps in the next twelve months.

	September 30, 2012		June 30, 2012
	Interest Rate Caps	Interest Rate Swap	Interest Rate Caps	Interest Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000	$6,000	$10,000
Weighted average pay rate		4.69%		4.69%
Weighted average receive rate		2.35%		2.36%
Strike rate based on three month LIBOR	2.51%		2.51%
Weighted average maturity in years	2.00	2.42	2.25	2.67
Unrealized loss	$63	$335	$69	$315

The following sets forth the fair values and location of derivatives designated as hedging instruments.

September 30, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$0

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$575

June 30, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$580

10.	Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income follow.

	Three Months Ended September 30,
	2012			2011
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Unrealized holding gains on available-for-sale securities	$157	$53	$104	$1,635	$556	$1,079
Less: Realized gains (losses)	792	269	523	(53)	(18)	(35)

Unrealized (losses) gains on available-for-sale securities, net	(635)	(216)	(419)	1,688	574	1,114

Unrealized gains on cash flow hedges	6	2	4	(199)	(68)	(131)
Less: Realized gains	18	6	12	22	8	14

Unrealized losses on cash flow hedges, net	(12)	(4)	(8)	(221)	(76)	(145)

Total other comprehensive (loss) income	$(647)	$(220)	$(427)	$1,467	$498	$969

Accumulated other comprehensive (loss) income is comprised of the following.

	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(10)	$624
Tax effect	3	(212)

Net-of-tax amount	(7)	412

Unrealized loss on cash flow hedges	(399)	(384)
Tax effect	137	130

Net-of-tax amount	(262)	(254)

Accumulated other comprehensive (loss) income	$(269)	$158

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

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission.

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

Such forward-looking statements reflect the Company’s current views and expectations based largely on information currently available to its management, and on the Company’s current expectations, assumptions, plans, estimates, judgments, and projections about its business and industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in the rules of participation for the TARP Capital Purchase Program promulgated by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and restrictively by legislative or regulatory actions; establishment of a consumer financial protection bureau with the broad authority to implement new consumer protection regulations; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Business and Strategy

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

As of September 30, 2012, the Company, on a consolidated basis, had total assets of $670.9 million, total deposits of $455.8 million, and stockholders’ equity of $118.9 million. The Company gathers retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases performing commercial real estate loans at a discount through its Loan Acquisition and Servicing Group (“LASG”). The Company operates the Community Banking Division from Lewiston, Maine, which operates ten full-service branches, some with investment centers, and four loan production offices that serve individuals and businesses located in western and south-central Maine and southern New Hampshire. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

In August of 2011, the Company sold the customer lists and certain other assets of its insurance agency division, Northeast Bank Insurance Group (“NBIG”). The operations of NBIG have been reported as discontinued operations in the consolidated financial statements and in the discussion herein.

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

Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker. We expect that loans purchased by the LASG will, subject to compliance with applicable regulatory commitments, represent an increasing percentage of our total loan portfolio in the future.

Focus on core deposits. The Bank offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network. In addition, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank in the quarter ended June 30, 2012. One of the Company’s strategic goals is for ableBanking to provide an additional channel through which to raise core deposits to fund the acquisition of loans by the LASG.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2012 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended September 30, 2012.

Overview

Net income for the quarter ended September 30, 2012 was $1.0 million, or $0.09 per diluted common share, compared to net income of $529 thousand, or $0.12 per diluted common share, for the quarter ended September 30, 2011. The 2011 quarter included a $594 thousand net loss, or $0.13 per diluted share, from continuing operations and $1.1 million of net income, or $0.25 per diluted common share, from discontinued operations. Weighted average common shares outstanding increased to 10.4 million in the quarter ended September 30, 2012 from 3.5 million in the quarter ended September 30, 2011 as a result of the Company’s public offering of common stock in May 2012.

The Company’s net interest margin was 3.80% for the quarter ended September 30, 2012, compared to 3.11% in the quarter ended September 30, 2011, an increase principally attributable to net loan growth in the LASG portfolio. The average balance of purchased loans totaled $83.4 million during the quarter ended September 30, 2012, compared to $11.1 million during the quarter ended September 30, 2011.

During the quarter ended September 30, 2012, the LASG purchased loans totaling $31.3 million, and grew the purchased loan portfolio on a net basis to $107.4 million at quarter end. Additionally, the LASG originated $8.8 million in commercial loans, thereby increasing its originated book to $12.6 million at quarter end. An overview of LASG portfolio results for the three months ended September 30, 2012 follows.

	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the three months ended September 30, 2012:
Unpaid principal balance	$42,273	$8,799	$51,072
Net investment basis (1)	31,349	8,799	40,148

Totals as of September 30, 2012:
Unpaid principal balance	$133,510	$12,594	$146,104
Net investment basis	107,442	12,595	120,037

Returns during the three months ended September 30, 2012:
Yield	15.13%	9.54%	14.58%
Total Return (2)	17.41%	9.54%	16.63%

(1)	Net investment basis of loans purchased in the quarter ended September 30, 2012 includes $326 thousand advanced on a purchased loan.
(2)	The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded in connection with purchased loans during the period divided by the average invested balance, on an annualized basis.

Financial Condition

Overview

Total assets increased by $1.7 million, or 0.3%, to $670.9 million at September 30, 2012, compared to June 30, 2012. The principal components of the change in the balance sheet were as follows:

1.	Loan growth of $18.9 million, or 5.3%, principally due to net growth of $23.0 million in the Bank’s purchased loan portfolio and $7.5 million of commercial loans originated by the LASG, offset in part by net amortization and payoffs of $11.6 million in the Community Banking Division loan portfolio. In conjunction with one purchased pool, the Bank acquired the right to service the guaranteed portion of $44 million of SBA loans at an average annual gross servicing fee equal to approximately 1%.

2.	Deposit growth of $33.6 million, or 8.0%, consisting of a $10.5 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform, $15.5 million raised through the Bank’s community banking branch network, and $7.6 million generated through deposit listing service referrals.

3.	A $31.2 million, or 25.8%, decrease in borrowings, the result primarily of the repayment of structured repurchase agreements totaling $30.0 million during the quarter.

4.	A $25.7 million decrease in cash and equivalents, principally the result of loan growth during the quarter.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $102.6 million as of September 30, 2012, a decrease of $25.7 million, or 20.0%, from $128.3 million at June 30, 2012. This decrease is principally the result of the following balance sheet changes: i) net loan growth of $18.9 million, ii) net increases in investment securities and loans held for sale of $3.8 million and $3.1 million, respectively, iii) the repayment of structured repurchase agreements totaling $30.0 million, and iv) net deposit growth of $33.6 million.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $137.1 million as of September 30, 2012. At quarter end, securities with a fair value of $54.9 million were pledged for outstanding borrowings.

Loan Portfolio

Total loans, excluding loans held for sale, amounted to $375.2 million as of September 30, 2012, an increase of $18.9 million, or 5.3%, from $356.3 million as of June 30, 2012. The increase consisted of growth in the purchased loan portfolio of $23.0 million, partially offset by a $4.1 million decrease in originated loans. The net decrease in originated loans consisted of an $11.5 million decrease in loans originated by the Community Banking Division and a net increase of $7.5 million of LASG originated commercial loans. The decrease in Community Banking Division loans was principally due to net runoff in residential and commercial real estate loan portfolios.

The Company continues to sell most of its originated fixed-rate residential real estate loans in the secondary market. The principal balance of residential real estate loans sold during the three months ended September 30, 2012 totaled $35.1 million, resulting in net gains of $756 thousand.

The composition of the Company’s loan portfolio follows.

	September 30, 2012
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$89,394	$151	$89,545	23.87%
Home equity	40,576	0	40,576	10.81%
Commercial real estate	93,692	8,396	102,088	27.21%
Construction	508	0	508	0.14%
Commercial business	15,153	4,048	19,201	5.12%
Consumer	15,833	0	15,833	4.22%

Subtotal	255,156	12,595	267,751	71.37%
Purchased loans:
Residential real estate	0	3,655	3,655	0.97%
Commercial real estate	0	103,787	103,787	27.66%

Subtotal	0	107,442	107,442	28.63%

Total	$255,156	$120,037	$375,193	100.00%

	June 30, 2012
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$90,793	$151	$90,944	25.53%
Home equity	42,696	0	42,696	11.98%
Commercial real estate	97,146	3,050	100,196	28.12%
Construction	1,187	0	1,187	0.33%
Commercial business	17,732	1,880	19,612	5.51%
Consumer	17,149	0	17,149	4.81%

Subtotal	266,703	5,081	271,784	76.28%
Purchased loans:
Residential real estate	0	3,931	3,931	1.10%
Commercial real estate	0	80,539	80,539	22.62%

Subtotal	0	84,470	84,470	23.72%

Total	$266,703	$89,551	$356,254	100.00%

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

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

The following table shows details the Company’s nonperforming assets and other credit quality indicators as of September 30, 2012 and June 30, 2012. The net increase in nonperforming assets during the quarter was principally due to the acquisition of a loan pool in late September that included $667 thousand of nonperforming loans.

	Non-Performing Assets at September 30, 2012
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,184	$0	$3,184
Home equity	289	0	289
Commercial real estate	626	667	1,293
Construction	0	0	0
Commercial business	133	0	133
Consumer	181	0	181

Subtotal	4,413	667	5,080
Repossessed collateral	1,129	1,516	2,645

Total	$5,542	$2,183	$7,725

Ratio of nonperforming loans to total loans			1.35%
Ratio of nonperforming assets to total assets			1.15%
Ratio of loans past due to total loans			1.65%
Nonperforming loans that are current			$674
Commercial loans risk rated substandard or worse			$2,717
Troubled debt restructurings:
On accrual status			$2,010
On nonaccrual status			$611

	Non-Performing Assets at June 30, 2012
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,090	$0	$3,090
Home equity	220	0	220
Commercial real estate	417	1,055	1,472
Construction	0	0	0
Commercial business	1,008	0	1,008
Consumer	324	0	324

Subtotal	5,059	1,055	6,114
Repossessed collateral	834	0	834

Total	$5,893	$1,055	$6,948

Ratio of nonperforming loans to total loans			1.72%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.95%
Nonperforming loans that are current			$377
Commercial loans risk rated substandard or worse			$2,486
Troubled debt restructurings:
On accrual status			$1,165
Nonaccrual status			$139

Allowance for Loan Losses

In connection with the application of the acquisition method of accounting for the merger on December 29, 2010, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value. Since that date, the Company has provided for an allowance for loan losses as new loans are originated or in the event that credit exposure in the pre-merger loan portfolio or other acquired loans exceeds the exposure estimated when initial fair values were determined.

The Company’s allowance for loan losses was $668 thousand as of September 30, 2012, which represents a decrease of $156 thousand from $824 thousand as of June 30, 2012. The decrease during the quarter ended September 30, 2012 was principally due to the partial charge-off related to one commercial loan relationship totaling $203 thousand. Loan loss reserves related to this credit were allocated in a prior period.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2012	June 30, 2012	September 30, 2011
Allowance for loan losses to nonperforming loans	13.15%	13.48%	9.55%
Allowance for loan losses to total loans	0.18%	0.23%	0.22%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $123 thousand, or 0.9% to $14.4 million at September 30, 2012, compared to $14.3 million at June 30, 2012. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.6% of the Company’s total risk-based capital at September 30, 2012.

Intangible assets totaled $4.2 million and $4.5 million at September 30, 2012 and June 30, 2012, respectively. The $265 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2012, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 98.2% of total deposits.

Total deposits increased $33.6 million to $455.8 million as of September 30, 2012 from $422.2 million as of June 30, 2012. The increase was the result of a $10.5 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform, $15.5 million raised through the Bank’s community banking branch network, and $7.6 million generated through deposit listing service referrals. The composition of total deposits at September 30, 2012 and June 30, 2012 follows.

	September 30, 2012		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Demand deposits	$47,071	10.33%	$45,323	10.74%
NOW accounts	56,448	12.39%	57,477	13.61%
Regular and other savings	30,562	6.71%	32,727	7.75%
Money market deposits	48,896	10.73%	45,024	10.66%

Total non-certificate accounts	182,977	40.16%	180,551	42.76%

Term certificates less than $250 thousand	264,032	57.92%	232,948	55.18%
Term certificates of $250 thousand or more	8,766	1.92%	8,689	2.06%

Total certificate accounts	272,798	59.84%	241,637	57.24%

Total deposits	$455,775	100.00%	$422,188	100.00%

Borrowed Funds

Advances from the FHLB were $43.3 million and $43.5 million at September 30, 2012 and June 30, 2012, respectively. At September 30, 2012, the Company had pledged investment securities with a fair value of $12.3 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Structured repurchase agreements were $35.8 million and $66.2 million at September 30, 2012 and June 30, 2012, respectively. During the quarter, the Company repaid structured repurchase agreements totaling $30.0 million. At September 30, 2012, the Company had pledged investment securities with a fair value of $42.7 million as collateral for outstanding structured repurchase agreements.

Short-term borrowings, consisting of sweep accounts, were $484 thousand and $1.2 million as of September 30, 2012 and June 30, 2012, respectively. At September 30, 2012, sweep accounts were secured by a letter of credit issued by the FHLB totaling $2.0 million.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of September 30, 2012, in addition to traditional retail deposit products.

Brokered time deposits	$166,141	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	10,116	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	277	Subject to the pledge of indirect auto loans

Total unused borrowing capacity	176,534
Unencumbered investment securities	82,128

Total sources of liquidity	$258,662

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

At September 30, 2012, the Company had $258.7 million of immediately accessible liquidity, defined as cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 39% of total assets. The Company also had $102.6 million of cash and cash equivalents at September 30, 2012. This relatively high level of short-term liquidity is intended, in part, for future purchases of commercial loans by the LASG.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.1 million and $16.5 million, respectively, as of September 30, 2012. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At September 30, 2012, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

Under the terms of the Treasury’s TARP Capital Purchase Program, in which the Company participates, the Company must have the consent of Treasury to redeem, purchase, or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement entered into by Treasury and the Company.

Total stockholders’ equity was $118.9 million and $119.1 million at September 30, 2012 and June 30, 2012, respectively. The change reflects net income for the period, dividends paid on common and preferred stock, and other comprehensive loss during the period. Book value per outstanding common share was $11.04 at September 30, 2012 and $11.07 at June 30, 2012. Tier 1 capital to total average assets of the Company was 18.37% as of September 30, 2012 and 19.91% at June 30, 2012.

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

The Federal Reserve’s capital adequacy standards also apply to state-chartered banks which are members of the Federal Reserve System, such as the Bank. Moreover, the Federal Reserve has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

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

Further, the Bank and the Company are subject to capital commitments with the Federal Reserve and the Maine Bureau of Financial Institutions that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, The Bank and the Company were in compliance with these commitments at September 31, 2012.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2012:
Total capital to risk weighted assets:
Company	$124,657	31.30%	$31,861	≥8.0%	$	N/A	N/A
Bank	86,340	21.67%	31,874	≥8.0%		39,843	≥10.0%

Tier 1 capital to risk weighted assets:
Company	123,989	31.13%	15,932	≥4.0%		N/A	N/A
Bank	81,357	20.42%	15,937	≥4.0%		23,905	≥6.0%

Tier 1 capital to average assets:
Company	123,989	18.37%	26,998	≥4.0%		N/A	N/A
Bank	81,357	12.16%	26,762	≥4.0%		33,453	≥5.0%

June 30, 2012:
Total capital to risk weighted assets:
Company	$124,452	33.34%	$29,863	≥8.0%	$	N/A	N/A
Bank	75,081	20.14%	29,824	≥8.0%		37,280	≥10.0%

Tier 1 capital to risk weighted assets:
Company	123,628	33.12%	14,931	≥4.0%		N/A	N/A
Bank	70,414	18.89%	14,910	≥4.0%		22,365	≥6.0%

Tier 1 capital to average assets:
Company	123,628	19.91%	24,837	≥4.0%		N/A	N/A
Bank	70,414	11.43%	24,642	≥4.0%		30,802	≥5.0%

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations and other commitments with off-balance sheet risk at September 30, follows.

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
FHLB advances	$42,500	$15,000	$12,500	$10,000	$5,000
Structured repurchase agreements	35,000	20,000	15,000	0	0
Junior subordinated debentures	16,496	0	0	0	16,496
Short-term borrowings	484	484	0	0	0
Capital lease obligation	2,278	264	535	612	867

Total long-term debt	96,758	35,748	28,035	10,612	22,363
Operating lease obligations (1)	9,820	796	2,134	1,931	4,959

Total contractual obligations	$106,578	$36,544	$30,169	$12,543	$27,322

Commitments with off-balance sheet risk	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit (2)(4)	$8,214	$8,214	$0	$0	$0
Commitments related to loans held for sale (3)	9,912	9,912	0	0	0
Unused lines of credit (4)(5)	36,025	17,434	3,435	3,041	12,115
Standby letters of credit (6)	417	416	1	0	0

Total commitments with off-balance sheet risk	$54,568	$35,976	$3,436	$3,041	$12,115

(1)	Represents an off-balance sheet obligation.
(2)	Represents commitments outstanding for residential real estate, commercial real estate, and commercial business loans.
(3)	Commitments for residential real estate loans that will be held for sale upon origination.
(4)	Loan commitments and unused lines of credit for commercial and construction loans expire or are subject to renewal in twelve months or less.
(5)	Represents unused lines of credit from commercial, construction, and home equity loans.
(6)	Standby letters of credit generally expire in twelve months.

Management believes that the Company has adequate resources to fund all of its commitments.

The Company has written options limited to those residential real estate loans designated for sale in the secondary market and subject to a rate lock. These rate-locked loan commitments are used for trading activities, not as a hedge. The fair value of the outstanding written options at September 30, 2012 was nominal.

Results of Operations – Continuing Operations

General

Net income from continuing operations for the three months ended September 30, 2012 was $1.0 million, compared to a loss of $594 thousand for the three months ended September 30, 2011. The increase in net income from continuing operations in the quarter ended September 30, 2012 was principally due to increased net interest income of $1.8 million, increased security gains of $845 thousand, increased gains recognized on repossessed collateral of $528 thousand, and increased gains on the sales of residential mortgages of $100 thousand, partially offset by increased noninterest expense of $903 thousand, consisting of higher employee compensation, occupancy and equipment expense, and loan acquisition and collection costs.

In the quarter ended September 30, 2012, higher average balances in the Company’s purchased loan portfolio, compared to the comparable 2011 quarter, contributed significantly to increased net interest income and earnings for the quarter. The Company’s “total return” on its purchased loan portfolio, a measure that includes gains on asset sales, as well as interest, scheduled accretion and accelerated accretion, totaled 17.41% for the quarter ended September 30, 2012. The following table details the components of the return on purchased loans during the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$1,911	9.01%	$200	7.19%
Transactional income:
Gain on sale of real estate owned	473	2.23%	0	0.00%
Other noninterest income	36	0.17%	0	0.00%
Accelerated accretion and loan fees	1,273	6.00%	0	0.00%

Total	$3,693	17.41%	$200	7.19%

(1)	The total return on purchased loans represents interest and noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Net interest income for the three months ended September 30, 2012 and 2011 was $6.1 million and $4.3 million, respectively. The increase of $1.8 million was largely attributable to growth in the LASG loan portfolio, which earned an average yield of 14.6% for the quarter ended September 30, 2012 on an average outstanding balance of $92.7 million. The following table summarizes interest income and related yields recognized on the Company’s loans.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Community Banking Division	$270,758	$3,936	5.77%	$304,041	$4,937	6.46%
LASG:
Originated	9,193	221	9.54%	1,141	29	10.11%
Purchased	83,475	3,184	15.13%	11,066	200	7.19%

Total LASG	92,668	3,405	14.58%	12,207	229	7.44%

Total	$363,426	$7,341	8.01%	$316,248	$5,137	6.46%

In the quarter ended September 30, 2012, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable 2011 quarter. The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay. The following table summarizes the effects of such accretion.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income (Expense)	Effect on Yield / Rate	Average Balance	Income (Expense)	Effect on Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$131,796	$(3)	-0.01%	$147,692	$(61)	-0.16%
Loans	363,426	104	0.11%	316,248	355	0.45%
Other interest-earning assets	141,616	0	0.00%	84,112	0	0.00%

Total interest-earning assets	$636,838	$101	0.06%	$548,052	$294	0.21%

Interest-bearing liabilities:
Interest-bearing deposits	393,267	276	0.28%	351,197	372	0.42%
Short-term borrowings	1,251	0	0.00%	1,141	0	0.00%
Borrowed funds	100,186	481	1.90%	113,746	579	2.03%
Junior subordinated debentures	8,124	(40)	-1.95%	7,971	(35)	-1.75%

Total interest-bearing liabilities	$502,828	$717	0.57%	$474,055	$916	0.77%

Total effect of noncash accretion on:
Net interest income		$818			$1,210
Net interest margin		0.51%			0.88%

The Company’s interest rate spread and net interest margin increased by 59 basis points and 69 basis points, respectively, for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. These increases were principally the result of the aforementioned increase in purchased loans. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$131,796	$347	1.04%	$147,692	$639	1.72%
Loans (2) (3)	363,426	7,341	8.01%	316,248	5,137	6.46%
Regulatory stock	5,473	6	0.43%	5,761	12	0.83%
Short-term investments (4)	136,143	83	0.24%	78,351	47	0.24%

Total interest-earning assets	636,838	7,777	4.84%	548,052	5,835	4.24%

Cash and due from banks	3,177			2,920
Other non-interest earning assets	37,695			38,809

Total assets	$677,710			$589,781

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$56,595	$42	0.29%	$56,182	$69	0.49%
Money market accounts	47,349	53	0.44%	45,981	51	0.44%
Savings accounts	31,347	11	0.14%	33,439	26	0.31%
Time deposits	257,976	872	1.34%	215,595	691	1.28%

Total interest-bearing deposits	393,267	978	0.99%	351,197	837	0.95%
Short-term borrowings	1,251	6	1.90%	1,141	5	1.74%
Borrowed funds	100,186	502	1.99%	113,746	532	1.86%
Junior subordinated debentures	8,124	193	9.43%	7,971	183	9.13%

Total interest-bearing liabilities	502,828	1,679	1.32%	474,055	1,557	1.31%

Interest-bearing liabilities of discontinued operations (5)	0			1,140

Non-interest bearing liabilities:
Demand deposits and escrow accounts	49,815			44,553
Other liabilities	6,223			4,478

Total liabilities	558,866			524,226
Stockholders’ equity	118,844			65,555

Total liabilities and stockholders’ equity	$677,710			$589,781

Net interest income		$6,098			$4,278

Interest rate spread			3.52%			2.93%
Net interest margin (6)			3.80%			3.11%

(1)	Interest income and yield are stated on an annualized fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	The average balance of borrowings associated with discontinued operations has been excluded from interest expense, interest rate spread, and net interest margin.
(6)	Net interest margin is calculated as net interest income divided by total interest-earning assets, on an annualized basis.

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

	Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(63)	$(229)	$(292)
Loans	844	1,360	2,204
Regulatory stock	(1)	(5)	(6)
Short-term investments	35	1	36

Total increase in interest income	815	1,127	1,942

Interest bearing liabilities:
Interest bearing deposits	146	(5)	141
Short-term borrowings	1	0	1
Borrowed funds	(65)	35	(30)
Junior subordinated debentures	4	6	10

Total increase in interest expense	86	36	122

Total increase in net interest income	$729	$1,091	$1,820

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For loans acquired with deteriorated credit quality, a provision for loan losses is recorded when estimates of future cash flows are lower than had been previously expected (i.e., there are reduced expected cash flows or higher net charge-offs than had been previously expected, requiring additional provision for loan losses). See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 4: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

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

The provision for loan losses for the three months ended September 30, 2012 and 2011 was $228 thousand and $400 thousand, respectively. The decrease in the Company’s loan loss provision resulted principally from lower levels of nonperforming and impaired loans requiring specific allocations within the Company’s allowance for loan losses.

Noninterest Income

Noninterest income totaled $3.2 million for the three months ended September 30, 2012 compared to $1.7 million the three months ended September 30, 2011, an increase of $1.5 million. This increase was principally due to net gains recognized on repossessed collateral of $451 thousand for the three months ended September 30, 2012, compared to a net loss of $77 thousand for the quarter ended September 30, 2012, an increase of $100 thousand, or 15.2%, on sales of residential mortgage loans, compared to the quarter ended September 30, 2011 and net securities gains of $792 thousand for the quarter ended September 30, 2012, compared to a net loss of $53 thousand in the quarter ended September 30, 2011.

The net gain recognized on repossessed collateral during the quarter ended September 30, 2012 principally resulted from $473 thousand realized on the sale of real estate previously securing a purchased loan. Increases in security gains resulted from the sale of a substantial portion of the Company’s available-for-sale investment portfolio during the period. The Company reinvested the sales proceeds in government guaranteed mortgage-backed securities similar in composition to the securities sold, albeit at lower market yields. Increased gains on residential mortgage loan sales resulted principally from the volume of fixed-rate loan originations during the period, an increase driven by an increased level of mortgage loan refinance and purchase activity. The Company sold $35.1 million in residential mortgages during the three months ended September 30, 2012, compared to $27.3 million in quarter ended September 30, 2011.

Noninterest Expense

Noninterest expense totaled $7.5 million for the three months ended September 30, 2012 compared to $6.6 million the three months ended September 30, 2011, an increase of $903 thousand. The primary components of this increase were an increase of $172 thousand in loan acquisition and collection costs, a $340 thousand increase in employee compensation, and a $229 thousand increase in occupancy and equipment expense.

The aforementioned increases were associated with the implementation of the Company’s business strategy over the past twelve months. Loan costs, such as acquisition diligence, collections, and servicing have increased principally due to growth in the Company’s purchased loan portfolio. Employee compensation has increased principally due to staff increases in LASG, ableBanking, and risk management, finance, and back-office operations. Full-time equivalent employees totaled 205 at September 30, 2012, compared to 192 at September 30, 2011. Increased occupancy and equipment expenses are principally due to depreciation and maintenance associated with investments in new business initiatives, such as ableBanking.

Income Taxes

The Company’s income tax expense was $484 thousand, or an effective rate of 31.9%, for the quarter ended September 30, 2012, as compared to a tax benefit of $403 thousand for the quarter ended September 30, 2011. The effective rate for quarter ended September 30, 2012 differs from the Company’s statutory rate because of the level of projected annual pre-tax income and favorable book to tax differences, such as tax credits and tax exempt life insurance income. The tax benefit realized in the quarter ended September 30, 2011 was the result of a net loss from continuing operations, in addition favorable book to tax differences.

Results of Operations – Discontinued Operations

In the quarter ended September 30, 2011, the Company sold intangible assets (principally customer lists) and certain fixed assets of NBIG to local insurance agencies in two separate transactions. The Varney Agency, Inc. of Bangor, Maine, purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine. The NBIG office in Berwick, Maine, which now operates under the name of Spence & Matthews, was acquired by a member of NBIG’s senior management team. In connection with the transaction, the Company also repaid borrowings associated with NBIG totaling $2.1 million.

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

Net income from discontinued operations for the quarter ended September 30, 2011 was $1.1 million. Income for the quarter included a $1.5 million pre-tax gain on sale of the assets of NBIG, and pre-tax income associated with operations of $186 thousand. Income taxes associated with discontinued operations totaled $592 thousand, or an effective rate of 34.6%, for the quarter ended September 30, 2011.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and June 30, 2012; (ii) Consolidated Statements of Income for the three months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **

101	The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and June 30, 2012; (ii) Consolidated Statements of Income for the three months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.