Form 10-Q
period 2012-12-31
NORTHEAST BANCORP /ME/
filed 2013-02-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2013, the registrant had outstanding 9,467,372 shares of voting common stock, $1.00 par value per share and 916,069 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2012	June 30, 2012
Assets
Cash and due from banks	$3,284	$2,538
Short-term investments	124,328	125,736
Total cash and cash equivalents	127,612	128,274

Available-for-sale securities, at fair value	133,363	133,264
Loans held for sale	8,262	9,882

Loans	392,583	356,254
Less: Allowance for loan losses	875	824
Loans, net	391,708	355,430

Premises and equipment, net	10,434	9,205
Repossessed collateral, net	2,633	834
Accrued interest receivable	2,068	1,840
Federal Home Loan Bank stock, at cost	4,602	4,602
Federal Reserve Bank stock, at cost	871	871
Intangible assets, net	3,957	4,487
Bank owned life insurance	14,148	14,295
Other assets	5,052	6,212
Total assets	$704,710	$669,196

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$48,136	$45,323
Savings and interest checking	86,231	90,204
Money market	58,351	45,024
Time deposits	308,800	241,637
Total deposits	501,518	422,188

Federal Home Loan Bank advances	43,213	43,450
Structured repurchase agreements	25,637	66,183
Short-term borrowings	1,570	1,209
Junior subordinated debentures issued to affiliated trusts	8,186	8,106
Capital lease obligation	1,827	1,911
Other liabilities	7,828	7,010
Total liabilities	589,779	550,057

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2012; 4,227 shares issued and outstanding at June 30, 2012; liquidation preference of $1,000 per share	0	4
Voting common stock, $1.00 par value, 25,000,000 and 13,500,000 shares authorized at December 31, 2012 and June 30, 2012, respectively; 9,467,372 and 9,307,127 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	9,467	9,307
Non-voting common stock, $1.00 par value, 3,000,000 and 1,500,000 shares authorized at December 31, 2012 and June 30, 2012, respectively; 916,069 and 1,076,314 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	916	1,076
Warrants to purchase common stock	0	406
Additional paid-in capital	92,570	96,080
Unearned restricted stock	(109)	(127)
Retained earnings	12,534	12,235
Accumulated other comprehensive (loss) income	(447)	158
Total stockholders’ equity	114,931	119,139
Total liabilities and stockholders’ equity	$704,710	$669,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest and dividend income:
Interest on loans	$8,267	$5,874	$15,608	$11,011
Interest on available-for-sale securities	348	541	695	1,180
Other interest and dividend income	109	57	198	116
Total interest and dividend income	8,724	6,472	16,501	12,307

Interest expense:
Deposits	1,028	836	2,006	1,673
Federal Home Loan Bank advances	259	258	518	516
Structured repurchase agreements	161	249	380	497
Short-term borrowings	5	3	11	8
Junior subordinated debentures issued to affiliated trusts	191	185	384	368
Obligation under capital lease agreements	23	25	47	51
Total interest expense	1,667	1,556	3,346	3,113

Net interest and dividend income before provision for loan losses	7,057	4,916	13,155	9,194
Provision for loan losses	247	134	475	534
Net interest and dividend income after provision for loan losses	6,810	4,782	12,680	8,660

Noninterest income:
Fees for other services to customers	462	370	772	710
Net securities gains	0	433	792	380
Gain on sales of loans held for sale	914	770	1,670	1,426
Gain on sales of portfolio loans	998	203	998	203
Gain recognized on repossessed collateral, net	0	73	451	50
Investment commissions	799	704	1,474	1,391
Bank-owned life insurance income	358	126	481	253
Other noninterest income	13	13	56	57
Total noninterest income	3,544	2,692	6,694	4,470

Noninterest expense:
Salaries and employee benefits	4,413	3,729	8,470	7,446
Occupancy and equipment expense	1,147	916	2,225	1,765
Professional fees	399	277	822	692
Data processing fees	284	289	552	563
Marketing expense	252	254	439	345
Loan acquisition and collection expense	479	288	933	570
FDIC insurance premiums	122	122	239	239
Intangible asset amortization	265	337	530	673
Other noninterest expense	771	665	1,425	1,237
Total noninterest expense	8,132	6,877	15,635	13,530

Income (loss) from continuing operations before income tax expense (benefit)	2,222	597	3,739	(400)
Income tax expense (benefit)	705	179	1,189	(224)
Net income (loss) from continuing operations	$1,517	$418	$2,550	$(176)

Discontinued operations:
Income from discontinued operations	$0	$0	$0	$186
Gain on sale of discontinued operations	0	0	0	1,529
Income tax expense	0	0	0	592
Net income from discontinued operations	$0	$0	$0	$1,123
Net income	$1,517	$418	$2,550	$947
Net income available to common stockholders	$1,259	$320	$2,195	$751

Weighted-average shares outstanding:
Basic	10,383,441	3,494,498	10,383,441	3,494,498
Diluted	10,383,441	3,511,994	10,383,441	3,494,498
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.12	$0.09	$0.21	$(0.11)
Income from discontinued operations	0.00	0.00	0.00	0.32
Net income	$0.12	$0.09	$0.21	$0.21
Diluted:
Income (loss) from continuing operations	$0.12	$0.09	$0.21	$(0.11)
Income from discontinued operations	0.00	0.00	0.00	0.32
Net income	$0.12	$0.09	$0.21	$0.21
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$1,517	$418	$2,550	$947

Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	(311)	(273)	(154)	1,363
Reclassification adjustment for net gains included in net income	0	(433)	(792)	(380)
Total available-for-sale securities	(311)	(706)	(946)	983
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	59	55	65	(143)
Reclassification adjustments for net gains included in net income	(19)	(21)	(37)	(43)
Total derivatives and hedging activities	40	34	28	(186)
Total other comprehensive (loss) income , before tax	(271)	(672)	(918)	797
Income tax (benefit) expense related to other comprehensive (loss) income	(93)	(229)	(313)	271
Other comprehensive (loss) income, net of tax	(178)	(443)	(605)	526
Comprehensive income (loss)	$1,339	$(25)	$1,945	$1,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

							Warrants		Unearned		Accumulated Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		to Purchase	Additional	Restricted	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Common Stock	Paid-in Capital	Stock	Earnings	Income (Loss)	Equity
Balance at June 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$406	$49,700	$(163)	$11,726	$(226)	$64,954
Net income	0	0	0	0	0	0	0	0	0	947	0	947
Other comprehensive income, net of tax	0	0	0	0	0	0	0	0	0	0	526	526
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(106)	0	(106)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	0	0	(631)	0	(631)
Stock-based compensation	0	0	0	0	0	0	0	192	18	0	0	210
Accretion of preferred stock	0	0	0	0	0	0	0	90	0	(90)	0	0
Balance at December 31, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$406	$49,982	$(145)	$11,846	$300	$65,900

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$406	$96,080	$(127)	$12,235	$158	$119,139
Net income	0	0	0	0	0	0	0	0	0	2,550	0	2,550
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	0	0	(605)	(605)
Conversion of non-voting common stock to voting common stock	0	0	160,245	160	(160,245)	(160)	0	0	0	0	0	0
Dividends on preferred stock	0	0	0	0	0	0	0	0	0	(113)	0	(113)
Dividends on common stock at $0.18 per share	0	0	0	0	0	0	0	0	0	(1,870)	0	(1,870)
Offering costs	0	0	0	0	0	0	0	(60)	0	0	0	(60)
Stock-based compensation	0	0	0	0	0	0	0	194	18	0	0	212
Redemption of preferred stock and warrants	(4,227)	(4)	0	0	0	0	(406)	(3,912)	0	0	0	(4,322)
Accretion of preferred stock	0	0	0	0	0	0	0	268	0	(268)	0	0
Balance at December 31, 2012	0	$0	9,467,372	$9,467	916,069	$916	0	$92,570	$(109)	$12,534	$(447)	$114,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities:
Net income	$2,550	$947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	475	534
Gain on sale or impairment of repossessed collateral, net	(451)	(50)
Accretion of fair value adjustments on loans, net	(3,505)	(1,124)
Accretion of fair value adjustments on deposits, net	(537)	(716)
Accretion of fair value adjustments on borrowings, net	(703)	(1,088)
Originations of loans held for sale	(73,982)	(72,454)
Net proceeds from sales of loans held for sale	77,272	70,867
Gain on sales of loans held for sale	(1,670)	(1,426)
Gain on sales of portfolio loans	(998)	(203)
Amortization of intangible assets	530	742
Bank-owned life insurance income, net	(481)	(253)
Depreciation of premises and equipment	842	604
Loss on sale of premises and equipment	0	2
Net gain on sale of available-for-sale securities	(792)	(380)
Stock-based compensation	212	210
Gain on sale of assets of insurance division	0	(1,529)
Amortization of securities, net	794	843
Changes in other assets and liabilities:
Interest receivable	(228)	(517)
Decrease in prepaid FDIC assessment	220	323
Other assets and liabilities	2,099	372
Net cash provided by (used in) operating activities	1,647	(4,296)

Investing activities:
Proceeds from sales of available-for-sale securities	159,579	49,053
Purchases of available-for-sale securities	(167,294)	(51,274)
Proceeds from maturities and principal payments on available-for-sale securities	6,668	12,223
Loan purchases	(63,887)	(51,662)
Loan originations and principal collections, net	24,193	14,141
Purchases of premises and equipment	(2,071)	(1,754)
Proceeds from sales of portfolio loans	5,189	711
Proceeds from sales of repossessed collateral	907	660
Proceeds from life insurance benefits	628	0
Proceeds from sale of assets of insurance division	0	9,726
Net cash used in investing activities	(36,088)	(18,176)

Financing activities:
Net increase in deposits	79,867	622
Net increase (decrease) in short-term borrowings	361	(771)
Dividends paid on preferred stock	(113)	(106)
Dividends paid on common stock	(1,870)	(631)
Stock offering costs	(60)	0
Repayment of structured repurchase agreements	(40,000)	0
Repayment of other borrowings	0	(2,129)
Redemption of preferred stock and warrants	(4,322)	0
Repayment of capital lease obligation	(84)	(81)
Net cash provided by (used in) financing activities	33,779	(3,096)
Net decrease in cash and cash equivalents	(662)	(25,568)
Cash and cash equivalents, beginning of period	128,274	83,931
Cash and cash equivalents, end of period	$127,612	$58,363

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to repossessed collateral	$3,310	$757
Transfers from repossessed collateral to loans	1,055	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2012

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at December 31, 2012, the results of operations for the three and six months ended December 31, 2012 and 2011, comprehensive income for the three and six months ended December 31, 2012 and 2011, the changes in stockholders’ equity for the six months ended December 31, 2012 and 2011, and the cash flows for the six months ended December 31, 2012 and 2011. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 (“Fiscal 2013”). For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012 (“Fiscal 2012”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.  Securities Available-for-Sale

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	December 31, 2012		June 30, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,556	$45,618	$45,824	$45,808
Agency mortgage-backed securities	88,128	87,745	86,816	87,456
	$133,684	$133,363	$132,640	$133,264

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	December 31, 2012		June 30, 2012
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(Dollars in thousands)
U.S. Government agency securities	$62	$0	$5	$21
Agency mortgage-backed securities	95	478	640	0
	$157	$478	$645	$21

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Gross realized gains	$0	$433	$831	$447
Gross realized losses	0	0	(39)	(67)
Net security gains	$0	$433	$792	$380

At December 31, 2012, investment securities with a fair value of approximately $43.1 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$0	$0	$0	$0	$0	$0
Agency mortgage-backed securities	68,560	478	0	0	68,560	478
	$68,560	$478	$0	$0	$68,560	$478

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,585	$21	$0	$0	$36,585	$21
Agency mortgage-backed securities	0	0	0	0	0	0
	$36,585	$21	$0	$0	$36,585	$21

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2012 or 2011.

At December 31, 2012, the Company did not have any securities in a continuous loss position for greater than twelve months.  At December 31, 2012, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at December 31, 2012 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2012.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2012.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$12,080	$12,096
Due after one year through five years	33,476	33,522
Due after five years through ten years	47,276	47,135
Due after ten years	40,852	40,610
	$133,684	$133,363

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

All loans purchased by the Company in the secondary market by the Bank’s Loan Acquisition and Servicing Group (“LASG”)  are accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion.  The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “the accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan.  The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.”  Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield.  The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management’s judgment the collectability of interest or principal of the loan has been significantly impaired.  Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan.  When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  Interest on nonaccrual loans is accounted for on a cash-basis or using the cost-recovery method when collectability is doubtful.  A loan is returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition.  As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company’s expectations at acquisition, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

The composition of the Company’s loan portfolio follows.

	December 31, 2012			June 30, 2012
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$84,678	$4,254	$88,932	$90,944	$3,931	$94,875
Home equity	39,041	0	39,041	42,696	0	42,696
Commercial real estate	103,071	129,470	232,541	100,196	80,539	180,735
Construction	42	0	42	1,187	0	1,187
Commercial business	17,134	0	17,134	19,612	0	19,612
Consumer	14,893	0	14,893	17,149	0	17,149
Total loans	$258,859	$133,724	$392,583	$271,784	$84,470	$356,254

Purchased credit impaired (“PCI”) loans include those loans acquired with specific evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable.  The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.  The following table presents a summary of PCI loans purchased by the LASG during the six months ended December 31, 2012 and 2011.

	PCI Loans Acquired
	Six Months Ended December 31,
	2012	2011
	(Dollars in thousands)
Contractually required payments receivable	$44,575	$10,064
Nonaccretable difference	(10,814)	(2,958)
Cash flows expected to be collected	33,761	7,106
Accretable yield	(14,214)	(3,122)
Fair value of loans acquired	$19,547	$3,984

	PCI Loans: Activity in Accretable Yield
	Six Months Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$7,169	$0
Accretion	(2,052)	(564)
Acquisitions	14,214	3,122
Reclassifications from nonaccretable difference	894	210
Disposals and transfers	(2,951)	(614)
Other changes	23	0
End balance	$17,297	$2,154

The following table provides information related to the unpaid principal balance and carrying amounts of PCI loans.

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Unpaid principal balance	$49,768	$21,359
Carrying amount	$30,104	$13,866

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

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended December 31, 2012.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three months ended December 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$301	$71	$53	$243	$0	$668
Provision (benefit)	199	32	(6)	22	0	247
Recoveries	0	0	0	5	0	5
Charge-offs	(8)	(1)	0	(36)	0	(45)
Ending balance	$492	$102	$47	$234	$0	$875

	Three months ended December 31, 2011
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$124	$114	$418	$54	$0	$710
Provision (benefit)	33	33	(191)	259	0	134
Recoveries	1	0	12	13	0	26
Charge-offs	(33)	0	(8)	(92)	0	(133)
Ending balance	$125	$147	$231	$234	$0	$737

(1)         Purchased loans include commercial real estate, commercial business, and commercial loans secured by residential real estate loans.  The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

	Six months ended December 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$0	$824
Provision (benefit)	412	9	(42)	96	0	475
Recoveries	1	0	0	7	0	8
Charge-offs	(135)	0	(203)	(94)	0	(432)
Ending balance	$492	$102	$47	$234	$0	$875

	Six months ended December 31, 2011
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$0	$437
Provision (benefit)	147	24	(33)	396	0	534
Recoveries	1	0	34	28	0	63
Charge-offs	(57)	(24)	(8)	(208)	0	(297)
Ending balance	$125	$147	$231	$234	$0	$737

(1)         Purchased loans include commercial real estate, commercial business, and commercial loans secured by residential real estate loans.  The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$248	$74	$44	$28	$394
Collectively evaluated	244	28	3	206	481
Purchased (1)	0	0	0	0	0
Total	$492	$102	$47	$234	$875

Loans:
Individually evaluated	$2,617	$2,052	$119	$154	$4,942
Collectively evaluated	121,102	101,061	17,015	14,739	253,917
Purchased (1)	4,254	129,470	0	0	133,724
Total	$127,973	$232,583	$17,134	$14,893	$392,583

	June 30, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$41	$284	$0	$328
Collectively evaluated	211	52	8	225	496
Purchased(1)	0	0	0	0	0
Total	$214	$93	$292	$225	$824

Loans:
Individually evaluated	$399	$3,112	$1,127	$0	$4,638
Collectively evaluated	133,241	99,326	18,485	17,149	268,201
Purchased(1) (2)	3,931	79,484	0	0	83,415
Total	$137,571	$181,922	$19,612	$17,149	$356,254

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

	At December 31, 2012			At June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$996	$1,061	$0	$293	$483	$0
Consumer	82	87	0	0	0	0
Commercial real estate	1,321	1,408	0	1,482	1,738	0
Commercial business	75	129	0	377	692	0
Purchased:
Commercial real estate	0	0	0	1,055	1,462	0
Residential real estate	0	0	0	0	0	0
Total	2,474	2,685	0	3,207	4,375	0

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,621	1,578	248	106	103	3
Consumer	72	74	28	0	0	0
Commercial real estate	730	787	74	575	565	41
Commercial business	44	79	44	750	817	284
Purchased:
Commercial real estate	0	0	0	0	0	0
Residential real estate	0	0	0	0	0	0
Total	2,467	2,518	394	1,431	1,485	328
Total impaired loans	$4,941	$5,203	$394	$4,638	$5,860	$328

	Three Months Ended		Six Months Ended
	December 31, 2012		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$904	$8	$700	$13
Consumer	64	1	42	2
Commercial real estate	1,285	19	1,351	29
Commercial business	119	0	205	3
Purchased:
Commercial real estate	0	0	352	0
Residential real estate	0	0	0	0
Total	2,372	28	2,650	57

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,178	17	821	26
Consumer	74	1	49	2
Commercial real estate	628	7	610	13
Commercial business	46	0	280	0
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	1,926	25	1,760	41
Total impaired loans	$4,298	$53	$4,410	$98

	Three Months Ended		Six Months Ended
	December 31, 2011		December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$271	$7	$181	$8
Consumer	0	0	0	0
Commercial real estate	1,549	37	1,148	58
Commercial business	340	1	578	5
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	2,160	45	1,907	71

Impaired loans with a valuation allowance:
Originated:
Residential real estate	73	0	49	0
Consumer	0	0	0	0
Commercial real estate	268	3	469	3
Commercial business	678	0	741	0
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	1,019	3	1,259	3
Total impaired loans	$3,179	$48	$3,166	$74

Credit Quality

The Company utilizes a ten-point internal loan rating system for its purchased loan portfolio and originated commercial real estate, construction and commercial business loans as follows:

Loans rated 1 — 6:  Loans in these categories are considered “pass” rated loans.  Loans in categories 1-5 are considered to have low to average risk.  Loans rated 6 are considered marginally acceptable business credits and have more than average risk.

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

Loans rated 9:  Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in one graded 8 with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The following tables present the Company’s commercial loans by risk rating.

	December 31, 2012
	Originated Portfolio
	Commercial		Commercial	Purchased
	Real Estate	Construction	Business	Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$99,849	$42	$16,819	$132,487
Loans rated 7	1,947	0	52	112
Loans rated 8	1,275	0	263	1,125
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0
	$103,071	$42	$17,134	$133,724

	June 30, 2012
	Originated Portfolio
	Commercial		Commercial	Purchased
	Real Estate	Construction	Business	Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	0	250	1,055
Loans rated 8	1,347	0	1,139	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0
	$100,196	$1,187	$19,612	$84,470

The following is a summary of past due and non-accrual loans:

	December 31, 2012
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$369	$667	$0	$3,020	$4,056	$80,622	$84,678	$3,512
Home equity	9	56	0	302	367	38,674	39,041	620
Commercial real estate	735	0	0	374	1,109	101,962	103,071	624
Construction	0	0	0	0	0	42	42	0
Commercial business	18	10	0	44	72	17,062	17,134	123
Consumer	284	202	0	147	633	14,260	14,893	166
Total originated portfolio	1,415	935	0	3,887	6,237	252,622	258,859	5,045

Purchased portfolio:
Residential real estate	45	0	0	0	45	4,209	4,254	0
Commercial real estate	1,588	332	0	1,706	3,626	125,844	129,470	2,144
Total purchased portfolio	1,633	332	0	1,706	3,671	130,053	133,724	2,144
Total loans	$3,048	$1,267	$0	$5,593	$9,908	$382,675	$392,583	$7,189

	June 30, 2012
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$261	$183	$0	$2,907	$3,351	$87,593	$90,944	$3,090
Home equity	16	160	0	136	312	42,384	42,696	220
Commercial real estate	0	208	0	417	625	99,571	100,196	417
Construction	0	0	0	0	0	1,187	1,187	0
Commercial business	0	107	0	901	1,008	18,604	19,612	1,008
Consumer	259	137	0	206	602	16,547	17,149	324
Total originated portfolio	536	795	0	4,567	5,898	265,886	271,784	5,059

Purchased portfolio:
Residential real estate	0	0	0	0	0	3,931	3,931	0
Commercial real estate	0	0	0	1,055	1,055	79,484	80,539	1,055
Total purchased portfolio	0	0	0	1,055	1,055	83,415	84,470	1,055
Total loans	$536	$795	$0	$5,622	$6,953	$349,301	$356,254	$6,114

The following table shows loans modified in a TDR for the periods indicated and the change in the recorded investment subsequent to the modifications occurring. Concessions occurring during the period included a combination of interest rate reductions and maturity extensions.  There was no forgiveness of principal related to loans modified in a TDR during the periods.

	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$453	$453	4	$675	$675
Home equity	2	278	278	2	278	278
Commercial real estate	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	3	8	8	3	8	8
Total originated portfolio	8	739	739	9	961	961

Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Total purchased portfolio	0	0	0	0	0	0
Total	8	$739	$739	9	$961	$961

Further, during the first quarter of Fiscal 2013, the Company identified approximately $1.1 million of residential and consumer loans for which the borrower’s obligation had been discharged in bankruptcy in a prior period.  Under recent regulatory guidance, these loans are required to be classified as TDRs and are considered collateral dependent impaired loans.

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended		Six Months Ended
	December 31, 2012		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$242	1	$242
Adjusted interest rate	0	0	0	0
Rate and maturity	6	461	7	683
Court ordered concession	1	36	1	36
	8	$739	9	$961

The Company considers TDRs past due 90 days or more to be in payment default.  One loan modified in a troubled debt restructuring in the last twelve months defaulted during the three and six months ended December 31, 2012; the recorded investment of such loan was $36 thousand.  As of December 31, 2012, there were no further commitments to lend associated with loans modified in a TDR.

There were no loans modified in a TDR during the three or six months ended December 31, 2011. At December 31, 2011, there were no material payment defaults of loans modified in a TDR during the preceding twelve months.

The following table shows the Company’s total TDRs as of the dates indicated.

	December 31, 2012			June 30, 2012
	On Accrual	On Nonaccrual		On Accrual	On Nonaccrual
	Status	Status	Total	Status	Status	Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$932	$800	$1,732	$92	$139	$231
Home equity	33	297	330	20	0	20
Commercial real estate	1,068	0	1,068	1,053	0	1,053
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	121	33	154	0	0	0
Total originated portfolio	2,154	1,130	3,284	1,165	139	1,304

Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Total purchased portfolio	0	0	0	0	0	0
Total	$2,154	$1,130	$3,284	$1,165	$139	$1,304

5.  Stock-Based Compensation

At the 2012 annual meeting of shareholders held on November 28, 2012, the Company’s shareholders approved the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (the “Restated Plan”). The Restated Plan amends and restates the Northeast Bancorp 2010 Option and Incentive Plan (the “2010 Plan”).  The key material differences between the 2010 Plan and the Restated Plan are:

•                  The maximum number of shares of common stock to be issued under the Restated Plan is increased by 600,000 shares, from 810,054 shares to 1,410,054 shares;

•                  The method by which shares subject to previously granted awards are added back to the Restated Plan has been revised so that the only shares added back to the Restated Plan are those subject to awards that are forfeited, canceled or otherwise terminated. The following shares shall not be added back to the Restated Plan: (i) shares tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, and (ii) shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof.

•                  Minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; and

•                  The term of the Restated Plan will now expire on November 28, 2022, while grants of incentive options under the Restated Plan may be made until September 21, 2022.

At December 31, 2012, no incentive awards had been issued under the Restated Plan.

A summary of stock option activity for the six months ended December 31, 2012 follows.

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	796,049	$13.98
Granted	0	0.00
Exercised	0	0.00
Forfeited	(18,301)	13.40
Outstanding at end of period	777,748	14.00
Exercisable	126,714	$14.08

The following table summarizes information about stock options outstanding at December 31, 2012.

Options Outstanding				Options Exercisable
Weighted		Weighted Average	Aggregate	Weighted		Weighted Average	Aggregate
Average Exercise Price	Number	Remaining Life	Intrinsic Value	Average Exercise Price	Number	Remaining Life	Intrinsic Value
$12.63	32,500	9.1 years	$0	$12.63	0	9.1 years	$0
13.93	583,238	8.0 years	0	13.93	94,312	8.0 years	0
14.52	162,010	8.0 years	0	14.52	32,402	8.0 years	0
14.00	777,748	8.1 years	0	14.08	126,714	8.1 years	0

At December 31, 2012, all unvested stock options outstanding are expected to vest.

On December 29, 2010, the Company granted a restricted stock award of 13,026 shares of the Company’s common stock to a senior executive of the Company. The holder of this award participates fully in the rewards of stock ownership of the Company, including voting rights and dividend rights. This award was determined to have a fair value of $13.93 per share based on the average price at which the Company’s common stock traded on the date of grant.  Forty percent of the award vested on December 29, 2012, and the remainder will vest in three equal annual installments commencing on December 29, 2013.

At December 31, 2012, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011.  The SARs expire in December of 2020.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Fiscal Years Ending June 30,
	2013	2014	2015	2016	2017	Total
	(Dollars in thousands)
Stock options	$208	$388	$375	$250	$65	$1,286
Restricted stock	18	36	36	18	0	108
	$226	$424	$411	$268	$65	$1,394

6.  Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), to local insurance agencies in two separate transactions.  The Varney Agency, Inc. of Bangor, Maine, purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine.  The NBIG office in Berwick, Maine, which operates under the name of Spence & Matthews, was acquired by Bradley Scott, previously a member of NBIG’s senior management team.  The following is a summary of the sale transactions recorded during the six months ended December 31, 2011 (dollars in thousands).

Sale proceeds	$9,726
Less:
Customer lists and other intangible assets, net	7,379
Fixed assets, net of accumulated depreciation	157
Severance and other direct expenses	661
Pre-tax gain recognized	$1,529

Subsequent to December 31, 2011, the Company recognized additional gain on sale of discontinued operations of $37 thousand representing contingent proceeds received, net of expenses.  The total gain on sale of discontinued operations was $1.6 million for Fiscal 2012.

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

	Three months Ended December 31,		Six months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share data)
Net income	$1,517	$418	$2,550	$947
Preferred stock dividends and accretion	(258)	(98)	(355)	(196)
Net income available to common shareholders	$1,259	$320	$2,195	$751

Weighted average shares used in calculation of basic EPS	10,383,441	3,494,498	10,383,441	3,494,498
Incremental shares from assumed exercise of dilutive securities	0	17,496	0	0
Weighted average shares used in calculation of diluted EPS	10,383,441	3,511,994	10,383,441	3,494,498

Earnings per common share:
Income (loss) from continuing operations	$0.12	$0.09	$0.21	$(0.11)
Income from discontinued operations	0.00	0.00	0.00	0.32
Earnings per common share	$0.12	$0.09	$0.21	$0.21

Diluted earnings per common share:
Income (loss) from continuing operations	$0.12	$0.09	$0.21	$(0.11)
Income from discontinued operations	0.00	0.00	0.00	0.32
Diluted earnings per common share	$0.12	$0.09	$0.21	$0.21

Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock options	783,149	756,049	787,449	756,049
Warrants	65,742	67,958	66,850	67,958
	848,891	824,007	854,299	824,007

8.  Fair Value Measurements

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.

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

Level 2 — Valuations based on significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Valuation techniques - There have been no changes in the valuation techniques used during the current period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

Derivative financial instruments - The valuation of the Company’s interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company’s derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

The fair value of derivative loan commitments and forward loan sale agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.  The fair value of such instruments was nominal at each date presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Impaired Loans - Valuations of impaired loans measured at fair value are determined by a review of collateral values.  Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

Repossessed collateral - The fair values of other real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore repossessed collateral may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are primarily observable, they are classified as Level 2.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

Loans held for sale - The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

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

Off-Balance Sheet Credit-Related Instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities
U.S. Government agency securities	$45,618	$0	$45,618	$0
Agency mortgage-backed securities	88,745	0	88,745	0
Other assets — interest rate caps	0	0	0	0
Liabilities
Other liabilities - interest rate swap	$514	$0	$514	$0

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities
U.S. Government agency securities	$45,808	$0	$45,808	$0
Agency mortgage-backed securities	87,456	0	87,456	0
Other assets — interest rate caps	1	0	1	0
Liabilities
Other liabilities - interest rate swap	$580	$0	$580	$0

There were no significant transfers between the three levels of the fair value hierarchy for the three and six months ended December 31, 2012 or 2011.

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,346	$0	$0	$1,346
Repossessed collateral	1,117	0	0	1,117

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,103	$0	$0	$1,103
Repossessed collateral	834	0	0	834

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$127,612	$127,612	$127,612	$0	$0
Available-for-sale securities	133,363	133,363	0	133,363	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	8,262	8,267	0	8,267	0
Loans, net	391,708	410,313	0	0	410,313
Accrued interest receivable	2,068	2,068	0	2,068	0
Interest rate caps	0	0	0	0	0
Financial liabilities:
Deposits	501,518	504,651	0	504,651	0
FHLB advances	43,213	45,190	0	45,190	0
Structured repurchase agreements	25,637	26,622	0	26,622	0
Short-term borrowings	1,570	1,570	0	1,570	0
Capital lease obligation	1,827	2,105	0	2,105	0
Subordinated debentures	8,186	8,040	0	0	8,040
Interest rate swaps	514	514	0	514	0

	Carrying	Fair Value Measurements at June 30, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,274	$128,274	$128,274	$0	$0
Available-for-sale securities	133,264	133,264	0	133,264	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	9,882	9,896	0	9,896	0
Loans, net	355,430	374,062	0	0	374,062
Accrued interest receivable	1,840	1,840	0	1,840	0
Interest rate caps	1	1	0	1	0
Financial liabilities:
Deposits	422,188	425,782	0	425,782	0
FHLB advances	43,450	45,747	0	45,747	0
Structured repurchase agreements	66,183	67,314	0	67,314	0
Short-term borrowings	1,209	1,209	0	1,209	0
Capital lease obligation	1,911	2,202	0	2,202	0
Subordinated debentures	8,106	8,597	0	0	8,597
Interest rate swaps	580	580	0	580	0

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks.  At December 31, 2012 and June 30, 2012, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap; no additional collateral was necessary at these dates to immediately settle the interest rate swap.

The Company does not offset fair value amounts recognized for derivative instruments.  The Company does not net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Risk Management Policies — Hedging Instruments

The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net income volatility within an assumed range of interest rates.

Interest Rate Risk Management — Cash Flow Hedging Instruments

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

During the three and six months ended December 31, 2012 and 2011, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the three and six months ended December 31, 2012 and 2011 related to the balance sheet hedging of long-term debt indicates that the hedges were effective.

The table below presents amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(6)	$(4)	$(14)	$(7)
Interest rate swap	25	25	51	50
Total	$19	$21	$37	$43

The Company expects to record interest income of $100 thousand related to interest rate swap ineffectiveness in the next twelve months.  The Company expects to record interest expense of $28 thousand related to its purchased interest rate caps in the next twelve months.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

	December 31, 2012		June 30, 2012
	Interest	Interest	Interest	Interest
	Rate Caps	Rate Swap	Rate Caps	Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000	$6,000	$10,000
Weighted average pay rate		4.69%		4.69%
Weighted average receive rate		2.31%		2.36%
Strike rate based on three month LIBOR	2.51%		2.51%
Weighted average maturity in years	2.75	2.17	2.25	2.67
Unrealized loss	$57	$299	$69	$315

The following sets forth the fair values and location of derivatives designated as hedging instruments.

December 31, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$0

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$514

June 30, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$580

10.  Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income follow.

	Three Months Ended December 31,
	2012			2011
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(311)	$(107)	$(204)	$(273)	$(93)	$(180)
Reclassification adjustment for net gains included in net income	0	0	0	(433)	(147)	(286)
Total available-for-sale securities	(311)	(107)	(204)	(706)	(240)	(466)
Change in accumulated loss on effective cash flow hedges	59	20	39	55	19	36
Reclassification adjustment for net gains included in net income	(19)	(6)	(13)	(21)	(8)	(13)
Total derivatives and hedging activities	40	14	26	34	11	23
Total other comprehensive loss	$(271)	$(93)	$(178)	$(672)	$(229)	$(443)

	Six Months Ended December 31,
	2012			2011
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(154)	$(52)	$(102)	$1,363	$463	$900
Reclassification adjustment for net gains included in net income	(792)	(270)	(522)	(380)	(129)	(251)
Total available-for-sale securities	(946)	(322)	(624)	983	334	649
Change in accumulated loss on effective cash flow hedges	65	22	43	(143)	(49)	(94)
Reclassification adjustment for net gains included in net income	(37)	(13)	(24)	(43)	(14)	(29)
Total derivatives and hedging activities	28	9	19	(186)	(63)	(123)
Total other comprehensive (loss) income	$(918)	$(313)	$(605)	$797	$271	$526

Accumulated other comprehensive (loss) income is comprised of the following.

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(321)	$624
Tax effect	109	(212)
Net-of-tax amount	(212)	412
Unrealized loss on cash flow hedges	(356)	(384)
Tax effect	121	130
Net-of-tax amount	(235)	(254)
Accumulated other comprehensive (loss) income	$(447)	$158

11.  Stockholders’ Equity

Troubled Asset Relief Capital Purchase Program

During the quarter ended December 31, 2012, the Company paid $4.2 million to redeem, at par value, all shares of preferred stock issued to the U.S. Department of the Treasury (the “UST”) under the Troubled Asset Relief Program (“TARP”).  The Company also repurchased the warrant for 67,958 shares of common stock issued to the UST in connection with TARP for $95 thousand during the quarter ended December 31, 2012.

Authorized Shares

At the 2012 annual meeting of shareholders held on November 28, 2012, the Company’s shareholders approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation, as amended. The Amendment increased (i) the authorized shares of voting common stock, par value $1.00 per share, from 13,500,000 to 25,000,000 shares, and (ii) the authorized shares of non-voting common stock, par value $1.00 per share, from 1,500,000 to 3,000,000 shares. As a result, the total number of authorized shares of all classes of stock, including 1,000,000 shares of preferred stock, increased from 16,000,000 to 29,000,000 shares.

12.       Commitments and Contingencies

Commitments

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

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$13,262	$10,279
Construction loans	0	106
Consumer	0	25
Commercial real estate mortgages	0	361
Commercial business loans	135	1,145
	$13,397	$11,916
Unused lines of credit	$34,422	$36,276
Standby letters of credit	417	602
Unadvanced portions of construction loans	0	162

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

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

In August 2011, the Bank received a summons and complaint in TSM Properties, LLC v. Northeast Bank and Daniel G. Thompson, Docket No. BCD-CV-12-10, State of Maine Superior Court Business and Consumer Docket sitting in Portland, Cumberland County, Maine, in connection with a dispute regarding  transfers of money that involves the Bank. Damages sought include $2.2 million and additional unspecified amounts.  The Bank intends to vigorously defend against these claims.  While it is not feasible to predict or determine the outcome of these proceedings, the Company believes that a loss resulting from an adverse outcome to this matter is reasonably possible, though the amount of the loss is not determinable at this time.  As such, the Company has not established a reserve against potential damages arising from this matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”.  Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), a Maine corporation chartered in April 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”). The Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank and was formerly known as Bethel Savings Bank F.S.B., is a Maine state-chartered bank and a member of the Federal Reserve System. As such, the Company and the Bank are currently subject to the regulatory oversight of the Federal Reserve and the State of Maine Bureau of Financial Institutions (the “Bureau”).

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

As of December 31, 2012, the Company, on a consolidated basis, had total assets of $704.7 million, total deposits of $501.5 million, and stockholders’ equity of $114.9 million. The Company gathers retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases primarily performing commercial real estate loans at a discount and, to a lesser extent, originates commercial loans through the

Bank’s Loan Acquisition and Servicing Group (“LASG”). The Company operates the Community Banking Division from Lewiston, Maine, which operates ten full-service branches, some with investment centers, and five loan production offices that serve individuals and businesses located in western and south-central Maine, southern New Hampshire, and southeastern Massachusetts. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

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

During the quarter ended December 31, 2012, the Company redeemed, at par value, all shares of preferred stock issued to the U.S. Department of the Treasury (the “UST”) under the Troubled Asset Relief Program (“TARP”).  The Company also repurchased the warrant for 67,958 shares of common stock issued to the UST in connection with TARP for $95 thousand during the quarter ended December 31, 2012.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary, the Bank, on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of the purchased loan portfolio. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio. To a lesser extent, the LASG originates commercial loans opportunistically on a nationwide basis.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2012 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the six months ended December 31, 2012.

Overview

Net income was $1.5 million for the quarter ended December 31, 2012, compared to $418 thousand for the quarter ended December 31, 2011.  Net income for the six months ended December 31, 2012 was $2.6 million, compared to $947 thousand for the six months ended December 31, 2011.  Net income for the six months ended December 31, 2011 included $1.1 million from discontinued operations.

Net income available to common stockholders was $1.3 million, or $0.12 per diluted common share, for the quarter ended December 31, 2012, compared $320 thousand, or $0.09 per diluted common share, for the quarter ended December 31, 2011.  Net income available to common stockholders for the six months ended December 31, 2012 was $2.2 million, or $0.21 per diluted common share, compared to $751 thousand, or $0.21 per diluted common share, for the six months ended December 31, 2011.  Weighted average shares outstanding increased to 10.4 million in each of the current year periods from 3.5 million in 2011 as a result of the Company’s public offering of common stock in May 2012.

Net interest and dividend income increased by $2.1 million, or 43.6%, to $7.1 million for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011, principally due to growth in the purchased loan portfolio.  This result is evident in the net interest margin, which increased to 4.28% for the quarter ended December 31, 2012, compared to 3.53% for the quarter ended December 31, 2011.

In the quarter ended December 31, 2012, the LASG purchased loans totaling $32.9 million, growing the purchased loan portfolio on a net basis to $133.7 million at quarter end.  Additionally, the LASG originated $4.0 million in commercial loans, increasing its originated loan portfolio to $15.9 million at December 31, 2012.  An overview of the LASG portfolio follows:

	LASG Portfolio Overview
	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the period:
Unpaid principal balance	$47,295	$4,026	$51,321	$89,568	$12,825	$102,393
Net investment basis	32,864	4,026	36,890	64,213	12,825	77,038

Totals as of period end:
Unpaid principal balance				$172,030	$15,937	$187,967
Net investment basis				133,724	15,945	149,669

Returns during the period:
Yield	13.34%	9.72%	12.96%	14.09%	9.65%	13.64%
Total Return (1)	15.95%	9.72%	15.30%	16.53%	9.65%	15.83%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Financial Condition

Overview

Total assets increased by $35.5 million, or 5.3%, to $704.7 million at December 31, 2012, compared to June 30, 2012. The principal components of the change in the balance sheet were as follows:

1.              The loan portfolio grew by $36.3 million, or 10.2%, principally due to net growth of $49.3 million in the purchased loan portfolio and $10.9 million of commercial loans originated by the LASG, offset in part by net amortization and payoffs of $23.8 million in the Community Banking Division loan portfolio.

2.              Deposits increased by $79.3 million, or 18.8%, due to a $38.7 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform, and $40.6 million raised through the Community Banking Division’s branch network and deposit listing service referrals.

3.              Borrowed funds decreased by $40.3 million, or 33.9%, as a result of the repayment of structured repurchased agreements.

4.              Stockholders’ equity decreased by $4.2 million, or 3.5%, primarily due to the redemption of TARP preferred stock and warrants totaling $4.3 million.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $127.6 million as of December 31, 2012, a decrease of $662 thousand, or 0.5%, from $128.3 million at June 30, 2012. This decrease is principally the result of the following balance sheet changes: (i) net loan growth of $36.3 million, (ii) net reduction in borrowed funds of $40.3 million, (iii) a net reduction in stockholders’ equity of $4.2 million, principally due to the redemption of TARP preferred stock and warrants, and (iv) net deposit growth of $79.3 million.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $133.4 million as of December 31, 2012. At December 31, 2012, securities with a fair value of $43.1 million were pledged for outstanding borrowings.

Loan Portfolio

Total loans, excluding loans held for sale, amounted to $392.6 million as of December 31, 2012, an increase of $36.3 million, or 10.2%, from $356.3 million as of June 30, 2012. The increase consisted of growth in the purchased loan portfolio of $49.3 million, partially offset by a $12.9 million decrease in originated loans.  The net decrease in originated loans consisted of an $23.8 million decrease in loans originated by the Community Banking Division and a net increase of $10.9 million of LASG originated commercial loans.  The decrease in Community Banking Division loans was principally due to net runoff in residential and commercial real estate loan portfolios.

The Company continues to sell most of its originated fixed-rate residential real estate loans in the secondary market. The principal balance of residential real estate loans sold during the three months ended December 31, 2012 totaled $75.6 million, resulting in net gains of $1.7 million.

The composition of the Company’s loan portfolio follows.

	December 31, 2012
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$84,527	$151	$84,678	21.58%
Home equity	39,041	0	39,041	9.94%
Commercial real estate	90,682	12,389	103,071	26.26%
Construction	42	0	42	0.01%
Commercial business	13,729	3,405	17,134	4.36%
Consumer	14,893	0	14,893	3.79%
Subtotal	242,914	15,945	258,859	65.94%
Purchased loans:
Residential real estate	0	4,254	4,254	1.08%
Commercial real estate	0	129,470	129,470	32.98%
Subtotal	0	133,724	133,724	34.06%
Total	$242,914	$149,669	$392,583	100.00%

	June 30, 2012
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$90,793	$151	$90,944	25.53%
Home equity	42,696	0	42,696	11.98%
Commercial real estate	97,146	3,050	100,196	28.12%
Construction	1,187	0	1,187	0.33%
Commercial business	17,732	1,880	19,612	5.51%
Consumer	17,149	0	17,149	4.81%
Subtotal	266,703	5,081	271,784	76.28%
Purchased loans:
Residential real estate	0	3,931	3,931	1.10%
Commercial real estate	0	80,539	80,539	22.62%
Subtotal	0	84,470	84,470	23.72%
Total	$266,703	$89,551	$356,254	100.00%

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

Other nonperforming assets include other real estate owned (“OREO”) and other personal property securing loans repossessed by the Bank.  The real estate and personal property collateral for commercial and consumer loans is written down to its estimated realizable value upon repossession.  Revenues and expenses are recognized in the period when received or incurred on OREO and in substance foreclosures.  Gains and losses on disposition are recognized in noninterest income.

The following table shows details the Company’s nonperforming assets and other credit quality indicators as of December 31, 2012 and June 30, 2012.  The net increase in nonperforming assets during the six months ended December 31, 2012 was principally due to a net increase in nonperforming LASG loans and OREO of $1.1 million and $1.5 million, respectively.  Increases in both nonperforming assets and past due loans during the six months ended December 31, 2012 were principally due to acquisition of nonperforming and subperforming loans incidental to larger acquisitions.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at December 31, 2012
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,512	$0	$3,512
Home equity	620	0	620
Commercial real estate	624	2,144	2,768
Construction	0	0	0
Commercial business	123	0	123
Consumer	166	0	166
Subtotal	5,045	2,144	7,189
Repossessed collateral	1,117	1,516	2,633
Total	$6,162	$3,660	$9,822
Ratio of nonperforming loans to total loans			1.83%
Ratio of nonperforming assets to total assets			1.39%
Ratio of loans past due to total loans			2.52%
Nonperforming loans that are current			$1,336
Commercial loans risk rated substandard or worse			$2,663
Troubled debt restructurings:
On accrual status			$2,154
On nonaccrual status			$1,130

	Non-Performing Assets at June 30, 2012
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,090	$0	$3,090
Home equity	220	0	220
Commercial real estate	417	1,055	1,472
Construction	0	0	0
Commercial business	1,008	0	1,008
Consumer	324	0	324
Subtotal	5,059	1,055	6,114
Repossessed collateral	834	0	834
Total	$5,893	$1,055	$6,948
Ratio of nonperforming loans to total loans			1.72%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.95%
Nonperforming loans that are current			$377
Commercial loans risk rated substandard or worse			$2,486
Troubled debt restructurings:
On accrual status			$1,165
Nonaccrual status			$139

Allowance for Loan Losses

In connection with the application of the acquisition method of accounting for the merger with FHB on December 29, 2010, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value.  Since that date, the Company has provided for an allowance for loan losses as new loans are originated or in the event that credit exposure in the pre-merger loan portfolio or other acquired loans exceeds the exposure estimated when initial fair values were determined.

The Company’s allowance for loan losses was $875 thousand as of December 31, 2012, which represents an increase of $51 thousand from $824 thousand as of June 30, 2012.  The increase during the six months ended December 31, 2012 was principally due to an increase in specific reserves on TDRs.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2012	June 30, 2012	December 31, 2011
Allowance for loan losses to nonperforming loans	12.17%	13.48%	10.69%
Allowance for loan losses to total loans	0.22%	0.23%	0.21%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets decreased $147 thousand, or 1.0% to $14.1 million at December 31, 2012, compared to $14.3 million at June 30, 2012. The decrease during the period represents earnings of $481 thousand, offset by death benefit proceeds received of $628 thousand.  Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.7% of the Company’s total risk-based capital at December 31, 2012.

Intangible assets totaled $4.0 million and $4.5 million at December 31, 2012 and June 30, 2012, respectively. The $530 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2012, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 98.4% of total deposits.

Total deposits increased $79.3 million to $501.5 million as of December 31, 2012 from $422.2 million as of June 30, 2012. The increase was the result of a $38.7 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform, $12.9 million raised through the Bank’s community banking branch network, and $27.7 million generated through deposit listing service referrals. The composition of total deposits at December 31, 2012 and June 30, 2012 follows.

	December 31, 2012		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Demand deposits	$48,136	9.60%	$45,323	10.74%
NOW accounts	54,304	10.83%	57,477	13.61%
Regular and other savings	31,927	6.37%	32,727	7.75%
Money market deposits	58,351	11.63%	45,024	10.66%
Total non-certificate accounts	192,718	38.43%	180,551	42.76%
Term certificates less than $250 thousand	300,985	60.01%	232,948	55.18%
Term certificates of $250 thousand or more	7,815	1.56%	8,689	2.06%
Total certificate accounts	308,800	61.57%	241,637	57.24%
Total deposits	$501,518	100.00%	$422,188	100.00%

Borrowed Funds

Advances from the FHLB were $43.2 million and $43.5 million at December 31, 2012 and June 30, 2012, respectively. At December 31, 2012, the Company had pledged investment securities with a fair value of $12.2 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Structured repurchase agreements were $25.6 million and $66.2 million at December 31, 2012 and June 30, 2012, respectively. During the six months ended December 31, 2012, the Company repaid at maturity structured repurchase agreements totaling $40.0 million.  At December 31, 2012, the Company had pledged investment securities with a fair value of $30.9 million as collateral for outstanding structured repurchase agreements.

Short-term borrowings, consisting of sweep accounts, were $1.6 million and $1.2 million as of December 31, 2012 and June 30, 2012, respectively.  At December 31, 2012, sweep accounts were secured by a letter of credit issued by the FHLB totaling $2.0 million.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of December 31, 2012, in addition to traditional retail deposit products.

Brokered time deposits	$175,883	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	6,200	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	172	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	182,255
Unencumbered investment securities	90,297
Total sources of liquidity	$272,552

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

At December 31, 2012, the Company had $272.6 million of immediately accessible liquidity, defined as cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 39% of total assets.  The Company also had $127.6 million of cash and cash equivalents at December 31, 2012. This relatively high level of short-term liquidity is intended, in part, for future purchases of commercial loans by the LASG.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.2 million and $16.5 million, respectively, as of December 31, 2012. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At December 31, 2012, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

Total stockholders’ equity was $114.9 million and $119.1 million at December 31, 2012 and June 30, 2012, respectively. The change reflects net income for the period, repayment of TARP preferred stock and warrants, dividends paid, and other comprehensive loss during the period.  Book value per outstanding common share was $11.07 at December 31, 2012 and June 30, 2012.  Tier 1 capital to total average assets of the Company was 17.44% as of December 31, 2012 and 19.91% at June 30, 2012.

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

The Federal Reserve’s capital adequacy standards also apply to state-chartered banks that are members of the Federal Reserve System, such as the Bank. Moreover, the Federal Reserve has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

The Federal Reserve also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks when determining the adequacy of an institution’s capital.

This evaluation will be made as a part of the institution’s regular safety and soundness examination. The Bank is currently considered well-capitalized under all regulatory definitions.

Further, the Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%,  The Bank and the Company were in compliance with these commitments at December 31, 2012.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012:
Total capital to risk weighted assets:
Company	$121,330	29.35%	$33,074	>8.0%	$ N/A	N/A
Bank	87,612	21.15%	33,137	>8.0%	41,422	>10.0%

Tier 1 capital to risk weighted assets:
Company	120,455	29.14%	16,537	>4.0%	N/A	N/A
Bank	83,182	20.08%	16,569	>4.0%	24,853	>6.0%

Tier 1 capital to average assets:
Company	120,455	17.44%	27,633	>4.0%	N/A	N/A
Bank	83,182	12.11%	27,479	>4.0%	34,439	>5.0%

June 30, 2012:
Total capital to risk weighted assets:
Company	$124,452	33.34%	$29,863	>8.0%	$ N/A	N/A
Bank	75,081	20.14%	29,824	>8.0%	37,280	>10.0%

Tier 1 capital to risk weighted assets:
Company	123,628	33.12%	14,931	>4.0%	N/A	N/A
Bank	70,414	18.89%	14,910	>4.0%	22,365	>6.0%

Tier 1 capital to average assets:
Company	123,628	19.91%	24,837	>4.0%	N/A	N/A
Bank	70,414	11.43%	24,642	>4.0%	30,802	>5.0%

Off-balance Sheet Financial Instruments

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 12:  Commitments and Contingencies” for further discussion.

Results of Operations — Continuing Operations

General

Net income was $1.5 million for the quarter ended December 31, 2012, compared to $418 thousand for the quarter ended December 31, 2011.  Net income for the six months ended December 31, 2012 was $2.6 million, compared to a net loss of $176 thousand for the six months ended December 31, 2011.

In both the quarter and six months ended December 31, 2012, higher average balances in the Company’s purchased loan portfolio and transactional income from unscheduled loan payoffs and asset sales contributed significantly to increased net interest income and overall earnings, compared to the same periods in Fiscal 2012.  Increases in both net interest income and noninterest income in the current year periods were partially offset by higher levels of noninterest expense, principally due to increased employee headcount, incentive compensation, and other operating expenses associated with implementation of the Company’s business strategy over the past twelve months.

The following table details the “total return” on purchased loans, which includes transactional income of $1.9 million for the quarter and $3.7 million for the six months ended December 31, 2012.  This compares to transactional income of $482 thousand for both the quarter and six months ended December 31, 2011.

	Total Return on Purchased Loans
	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Income	Return (1)	Income	Return (1)	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$2,859	9.57%	$772	9.88%	$4,770	9.32%	$972	10.56%
Transactional income:
Gains on loan sales	817	2.74%	0	0.00%	817	1.60%	0	0.00%
Gain on sale of real estate owned	0	0.00%	0	0.00%	473	0.92%	0	0.00%
Other noninterest income	0	0.00%	0	0.00%	36	0.07%	0	0.00%
Accelerated accretion and loan fees	1,086	3.64%	482	6.17%	2,363	4.62%	482	5.24%
Total transactional income	1,903	6.37%	482	6.17%	3,689	7.21%	482	5.24%
Total	$4,762	15.95%	$1,254	16.05%	$8,459	16.53%	$1,454	15.79%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Three Months Ended December 31, 2012 and 2011

Net interest income for the three months ended December 31, 2012 and 2011 was $7.1 million and $4.9 million, respectively.  The increase of $2.2 million was largely attributable to growth in the LASG loan portfolio, which earned an average yield of 13.0% for the quarter ended December 31, 2012 on an average outstanding balance of $131.0 million.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Three Months Ended December 31,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$257,837	$3,988	6.14%	$306,141	$4,544	5.89%
LASG:
Originated	13,631	334	9.72%	3,030	76	9.95%
Purchased	117,365	3,945	13.34%	31,001	1,254	16.05%
Total LASG	130,996	4,279	12.96%	34,031	1,330	15.51%
Total	$388,833	$8,267	8.44%	$340,172	$5,874	6.85%

In the quarter ended December 31, 2012, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable 2011 quarter.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended December 31,
	2012			2011
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$135,663	$0	0.00%	$139,051	$(22)	-0.06%
Loans	388,833	270	0.28%	340,172	134	0.16%
Other interest-earning assets	129,323	0	0.00%	73,216	0	0.00%
Total interest-earning assets	$653,819	$270	0.16%	$552,439	$112	0.08%

Interest-bearing liabilities:
Interest-bearing deposits	433,031	261	0.24%	352,083	344	0.39%
Short-term borrowings	1,063	0	0.00%	631	0	0.00%
Borrowed funds	78,782	302	1.52%	113,100	578	2.03%
Junior subordinated debentures	8,165	(40)	-1.94%	8,009	(37)	-1.83%
Total interest-bearing liabilities	$521,041	$523	0.40%	$473,823	$885	0.74%

Total effect of noncash accretion on:
Net interest income		$793			$997
Net interest margin		0.48%			0.72%

The Company’s interest rate spread and net interest margin increased by 67 basis points and 75 basis points, respectively, for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011.  These increases were principally the result of the aforementioned increase in purchased loans.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$135,663	$348	1.02%	$139,051	$541	1.54%
Loans (2) (3)	388,833	8,267	8.44%	340,172	5,874	6.85%
Regulatory stock	5,473	32	2.32%	5,761	21	1.45%
Short-term investments (4)	123,850	77	0.25%	67,455	36	0.21%
Total interest-earning assets	653,819	8,724	5.29%	552,439	6,472	4.65%
Cash and due from banks	2,922			2,981
Other non-interest earning assets	38,253			37,122
Total assets	$694,994			$592,542

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$54,733	$37	0.27%	$54,806	$54	0.39%
Money market accounts	52,558	66	0.50%	44,247	42	0.38%
Savings accounts	31,100	11	0.14%	32,360	18	0.22%
Time deposits	294,640	914	1.23%	220,670	722	1.30%
Total interest-bearing deposits	433,031	1,028	0.94%	352,083	836	0.94%
Short-term borrowings	1,063	5	1.87%	631	3	1.89%
Borrowed funds	78,782	443	2.23%	113,100	532	1.87%
Junior subordinated debentures	8,165	191	9.28%	8,009	185	9.16%
Total interest-bearing liabilities	521,041	1,667	1.27%	473,823	1,556	1.30%

Interest-bearing liabilities of discontinued operations (5)	0			0

Non-interest bearing liabilities:
Demand deposits and escrow accounts	52,297			47,290
Other liabilities	4,717			5,723
Total liabilities	578,055			526,836
Stockholders’ equity	116,939			65,706
Total liabilities and stockholders’ equity	$694,994			$592,542

Net interest income		$7,057			$4,916

Interest rate spread			4.02%			3.35%
Net interest margin (6)			4.28%			3.53%

(1)   Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.

(2)   Includes loans held for sale.

(3)   Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)   Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5)   The effect of interest-bearing liabilities associated with discontinued operations has been excluded from the calculation of average rates paid, interest rate spread, and net interest margin.

(6)   Net interest margin is calculated as net interest income divided by total interest-earning assets.

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(13)	$(180)	$(193)
Loans	915	1,478	2,393
Regulatory stock	(1)	12	11
Short-term investments	34	7	41
Total increase in interest income	935	1,317	2,252
Interest bearing liabilities:
Interest bearing deposits	241	(49)	192
Short-term borrowings	2	0	2
Borrowed funds	(180)	91	(89)
Junior subordinated debentures	4	2	6
Total increase in interest expense	67	44	111
Total increase in net interest and dividend income	$868	$1,273	$2,141

Six Months Ended December 31, 2012 and 2011

Net interest income for the six months ended December 31, 2012 and 2011 was $13.2 million and $9.2 million, respectively.  The increase of $4.0 million was largely attributable to growth in the LASG loan portfolio, which earned an average yield of 13.6% for the six months ended December 31, 2012 on an average outstanding balance of $111.8 million.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Interest Income and Yield on Loans
	Six Months Ended December 31,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$264,298	$7,920	5.94%	$307,788	$9,448	6.09%
LASG:
Originated	11,412	555	9.65%	2,160	109	10.01%
Purchased	100,420	7,133	14.09%	18,262	1,454	15.79%
Total LASG	111,832	7,688	13.64%	20,422	1,563	15.18%
Total	$376,130	$15,608	8.23%	$328,210	$11,011	6.66%

In the six months ended December 31, 2012, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable 2011 period.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Six Months Ended December 31,
	2012			2011
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$133,730	$(3)	0.00%	$143,372	$(83)	-0.11%
Loans	376,130	374	0.20%	328,210	489	0.30%
Other interest-earning assets	135,470	0	0.00%	78,664	0	0.00%
Total interest-earning assets	$645,330	$371	0.11%	$550,246	$406	0.15%

Interest-bearing liabilities:
Interest-bearing deposits	413,149	537	0.26%	351,640	716	0.40%
Short-term borrowings	1,157	0	0.00%	886	0	0.00%
Borrowed funds	89,484	783	1.74%	113,423	1,157	2.02%
Junior subordinated debentures	8,144	(80)	-1.95%	7,990	(72)	-1.79%
Total interest-bearing liabilities	$511,934	$1,240	0.48%	$473,939	$1,801	0.75%

Total effect of noncash accretion on:
Net interest income		$1,611			$2,207
Net interest margin		0.50%			0.80%

The Company’s interest rate spread and net interest margin increased by 64 basis points and 73 basis points, respectively, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2012 and 2011.

	Six Months Ended December 31,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$133,730	$695	1.03%	$143,372	$1,180	1.63%
Loans (2) (3)	376,130	15,608	8.23%	328,210	11,011	6.66%
Regulatory stock	5,473	38	1.38%	5,761	33	1.14%
Short-term investments (4)	129,997	160	0.24%	72,903	83	0.23%
Total interest-earning assets	645,330	16,501	5.07%	550,246	12,307	4.44%
Cash and due from banks	3,049			2,950
Other non-interest earning assets	37,973			37,965
Total assets	$686,352			$591,161

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,664	$79	0.28%	$55,494	$123	0.44%
Money market accounts	49,954	119	0.47%	45,114	92	0.40%
Savings accounts	31,223	22	0.14%	32,899	44	0.27%
Time deposits	276,308	1,786	1.28%	218,133	1,414	1.29%
Total interest-bearing deposits	413,149	2,006	0.96%	351,640	1,673	0.94%
Short-term borrowings	1,157	11	1.89%	886	8	1.79%
Borrowed funds	89,484	945	2.09%	113,423	1,064	1.86%
Junior subordinated debentures	8,144	384	9.35%	7,990	368	9.14%
Total interest-bearing liabilities	511,934	3,346	1.30%	473,939	3,113	1.30%

Interest-bearing liabilities of discontinued operations (5)	0			570

Non-interest bearing liabilities:
Demand deposits and escrow accounts	51,056			46,524
Other liabilities	5,471			4,498
Total liabilities	568,461			525,531
Stockholders’ equity	117,891			65,630
Total liabilities and stockholders’ equity	$686,352			$591,161

Net interest income		$13,155			$9,194

Interest rate spread			3.78%			3.14%
Net interest margin (6)			4.04%			3.31%

(1)   Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.

(2)   Includes loans held for sale.

(3)   Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)   Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5)   The effect of interest-bearing liabilities associated with discontinued operations has been excluded from the calculation of average rates paid, interest rate spread, and net interest margin.

(6)   Net interest margin is calculated as net interest income divided by total interest-earning assets.

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(75)	$(410)	$(485)
Loans	1,753	2,844	4,597
Regulatory stock	(2)	7	5
Short-term investments	70	7	77
Total increase in interest income	1,746	2,448	4,194
Interest bearing liabilities:
Interest bearing deposits	387	(54)	333
Short-term borrowings	3	0	3
Borrowed funds	(243)	124	(119)
Junior subordinated debentures	7	9	16
Total increase in interest expense	154	79	233
Total increase in net interest and dividend income	$1,592	$2,369	$3,961

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses.  For loans acquired with deteriorated credit quality, a provision for loan losses is recorded when estimates of future cash flows are lower than had been previously expected (i.e., there are reduced expected cash flows as a result of credit deterioration or higher net charge-offs than had been previously expected, requiring additional provision for loan losses). See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 4:  Loans, Allowance for Loan losses and Credit Quality” for further discussion.

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

Three Months Ended December 31, 2012 and 2011

The provision for loan losses for the three months ended December 31, 2012 and 2011 was $247 thousand and $134 thousand, respectively.  The $113 thousand increase was principally due to specific provisions required on residential and consumer loans modified in troubled debt restructurings during the quarter ended December 31, 2012.

Six Months Ended December 31, 2012 and 2011

The provision for loan losses for the six months ended December 31, 2012 and 2011 was $475 thousand and $534 thousand, respectively.  The $59 thousand decrease was principally due to lower consumer charge-offs trends during the six months ended December 31, 2012, partially offset by higher provisions required on troubled debt restructurings.

Noninterest Income

Three Months Ended December 31, 2012 and 2011

Noninterest income totaled $3.5 million for the three months ended December 31, 2012 compared to $2.7 million for the three months ended December 31, 2011, an increase of $852 thousand.  The primary components of this change included the following:

•                  Net gains realized on the sale of residential mortgage loans in the secondary market were $914 thousand for the quarter, an increase of $144 thousand, or 18.7%, compared to the quarter ended December 31, 2011.

•                  Net gains on the sale of portfolio loans of $998 thousand for the quarter, an increase of $795 thousand compared to the quarter ended December 31, 2011.  Results for the quarter ended December 31, 2012 include an $817 thousand gain on the sale of a purchased loan.

•                  Bank-owned life insurance income totaled $358 thousand for the quarter, an increase of $232 thousand compared to the quarter ended December 31, 2011, the result of life insurance death benefits received.

•                  Investment commissions totaled $799 thousand for the quarter, an increase of $95 thousand compared to the quarter ended December 31, 2011.

•                  No securities gains were realized during the quarter ended December 31, 2012, as compared to gains of $433 thousand realized for the quarter ended December 31, 2011.

Six Months Ended December 31, 2012 and 2011

Noninterest income totaled $6.7 million for the six months ended December 31, 2012 compared to $4.5 million for the six months ended December 31, 2011, an increase of $2.2 million.  The primary components of this change included the following:

•                  Net gains realized on the sale of residential mortgage loans in the secondary market were $1.7 million for the six months ended December 31, 2012, an increase of $244 thousand, or 17.1%, compared to the six months ended December 31, 2011.

•                  Net gains on the sale of portfolio loans of $998 thousand for the six months ended December 31, 2012, an increase of $795 thousand compared to the six months ended December 31, 2011.  Results for the six months ended December 31, 2012 include an $817 thousand gain on the sale of a purchased loan.

•                  Net gains recognized on repossessed collateral were $451 thousand for the six months ended December 31, 2012, compared to net gains of $50 thousand for the six months ended December 31, 2012, an increase principally resulting from a $473 thousand gain realized on the sale of real estate previously securing a purchased loan.

•                  Bank-owned life insurance income totaled $481 thousand for the six months ended December 31, 2012, an increase of $228 thousand compared to the six months ended December 31, 2011, the result of life insurance death benefits received.

•                  Investment commissions totaled $1.5 million for the six months ended December 31, 2012, an increase of $83 thousand compared to the six months ended December 31, 2011.

•                  Net securities gains totaled $792 thousand for the six months ended December 31, 2012, an increase of $412 thousand compared to the six months ended December 31, 2011.  Increases in security gains resulted from the sale of a substantial portion of the Company’s available-for-sale investment portfolio during the period. The Company reinvested the sales proceeds in government guaranteed mortgage-backed securities similar in composition to the securities sold, albeit at lower market yields.

Noninterest Expense

Three Months Ended December 31, 2012 and 2011

Noninterest expense totaled $8.1 million for the three months ended December 31, 2012, compared to $6.9 million the three months ended December 31, 2011, an increase of $1.2 million, principally due to the following:

•                  An increase of $684 thousand in employee compensation, due mainly to increases in staffing and in the cost of employee benefits programs.  Full-time equivalent employees increased by 14 over the past year, as the Company has added staff to several operational areas and the LASG. Benefits costs have increased as a result of the replacement of the Company’s self-insured benefits program by a third-party insurance program in the third quarter of Fiscal 2012.

•                  An increase of $231 thousand in occupancy and equipment expense, principally due to increased rent associated with the relocation of the Company’s office in Boston, Massachusetts, and depreciation of investments in new technology, principally those associated with ableBanking.

•                  An increase of $191 thousand in loan acquisition and collection expense, principally due to an increase in the size of the LASG portfolio, which has grown to $149.7 million from $54.5 million at December 31, 2011.

•                  An increase of $122 thousand in professional fees, principally due to increased legal and audit costs.

Six Months Ended December 31, 2012 and 2011

Noninterest expense totaled $15.6 million for the six months ended December 31, 2012, compared to $13.5 million the six months ended December 31, 2011, an increase of $2.1 million, principally due to the following:

•                  An increase of $1.0 million in employee compensation, due mainly to the aforementioned increases in staffing and in the cost of employee benefits programs.

•                  An increase of $460 thousand, principally due to increased rent and depreciation of investments in new technology.

•                  An increase of $363 thousand in loan acquisition and collection expense, principally due to an increase in the size of the LASG portfolio, which has grown to $149.7 million from $54.5 million at December 31, 2011, and an increase in the volume of loan acquisitions and related due diligence activities.

•                  An increase of $130 thousand in professional fees, principally due to increased legal and audit costs.

Income Taxes

Three Months Ended December 31, 2012 and 2011

The Company’s income tax expense was $705 thousand, or an effective rate of 31.7%, for the quarter ended December 31, 2012, compared to $179 thousand, or an effective rate of $30.0%, for the quarter ended December 31, 2011.  The effective rate for each quarter differs from the Company’s statutory rate because of favorable book to tax differences, such as tax credits and tax exempt life insurance income. The increase in the Company’s effective tax rate from the quarter ended December 31, 2011 to December 31, 2012 principally resulted from the higher level of pretax income relative to book to tax differences.

Six Months Ended December 31, 2012 and 2011

The Company’s income tax expense was $1.2 million, or an effective rate of 31.8%, for the six months ended December 31, 2012, as compared to a tax benefit of $224 thousand for the six months ended December 31, 2011.  The tax benefit in the 2011 quarter resulted from a pretax loss of $400 thousand.

Results of Operations — Discontinued Operations

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

The Company no longer conducts any significant operations in the insurance agency business and therefore has classified the operating results of NBIG, and the associated gain on sale of the division, as discontinued operations in the consolidated financial statements.  See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 6: “Discontinued Operations” for further details.

Net income from discontinued operations for the six months ended December 31, 2011 was $1.1 million.  Income for the period included a $1.5 million pre-tax gain on sale of the assets of NBIG, and pre-tax income associated with operations of $186 thousand.  Income taxes associated with discontinued operations totaled $592 thousand, or an effective rate of 34.6%.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

In the ordinary course of business, the Company is involved in various threatened and pending legal proceedings.

In August 2011, the Bank received a summons and complaint in TSM Properties, LLC v. Northeast Bank and Daniel G. Thompson, Docket No. BCD-CV-12-10, State of Maine Superior Court Business and Consumer Docket sitting in Portland, Cumberland County, Maine, in connection with a dispute regarding  transfers of money that involves the Bank. Damages sought include $2.2 million and additional unspecified amounts.  The Bank intends to vigorously defend against these claims.  While it is not feasible to predict or determine the outcome of these proceedings, the Company believes that a loss resulting from an adverse outcome to this matter is reasonably possible, though the amount of the loss is not determinable at this time.  As such, the Company has not established a reserve against potential damages arising from this matter.

Item 1A.	Risk Factors Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures Not applicable.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibits No.	Description
3.1

Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp, as amended, filed with the Secretary of State of the State of Maine on November 28, 2012 (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2012).

10.1	Form of Restricted Stock Award Agreement under Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
10.2	Form of Non-Qualified Stock Option Agreement for Company Employees under Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and June 30, 2012; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended December, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

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

Date: February 14, 2013		NORTHEAST BANCORP

	By:	/s/	Richard Wayne
Richard Wayne
President and CEO

	By:	/s/	Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description
3.1

Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp, as amended, filed with the Secretary of State of the State of Maine on November 28, 2012 (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2012).

10.1	Form of Restricted Stock Award Agreement under Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
10.2	Form of Non-Qualified Stock Option Agreement for Company Employees under Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and June 30, 2012; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended December, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.