Form 10-Q
period 2013-03-31
NORTHEAST BANCORP /ME/
filed 2013-05-15
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2013, the registrant had outstanding 9,565,680 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2013	June 30, 2012
Assets
Cash and due from banks	$2,936	$2,538
Short-term investments	139,633	125,736
Total cash and cash equivalents	142,569	128,274

Available-for-sale securities, at fair value	128,549	133,264
Loans held for sale	7,768	9,882

Loans	380,311	356,254
Less: Allowance for loan losses	1,033	824
Loans, net	379,278	355,430

Premises and equipment, net	10,013	9,205
Real estate owned and other repossessed collateral, net	2,038	834
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,121	5,473
Intangible assets, net	3,751	4,487
Bank owned life insurance	14,266	14,295
Other assets	6,224	8,052
Total assets	$699,577	$669,196

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$46,783	$45,323
Savings and interest checking	89,394	90,204
Money market	83,129	45,024
Time deposits	286,280	241,637
Total deposits	505,586	422,188

Federal Home Loan Bank advances	33,117	43,450
Structured repurchase agreements	25,518	66,183
Short-term borrowings	2,360	1,209
Junior subordinated debentures issued to affiliated trusts	8,227	8,106
Capital lease obligation	1,783	1,911
Other liabilities	7,249	7,010
Total liabilities	583,840	550,057

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2013; 4,227 shares issued and outstanding at June 30, 2012; liquidation preference of $1,000 per share	0	4
Voting common stock, $1.00 par value, 25,000,000 and 13,500,000 shares authorized at March 31, 2013 and June 30, 2012, respectively; 9,565,680 and 9,307,127 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	9,566	9,307
Non-voting common stock, $1.00 par value, 3,000,000 and 1,500,000 shares authorized at March 31, 2013 and June 30, 2012, respectively; 880,963 and 1,076,314 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	881	1,076
Additional paid-in capital	92,556	96,359
Retained earnings	13,260	12,235
Accumulated other comprehensive (loss) income	(526)	158
Total stockholders’ equity	115,737	119,139
Total liabilities and stockholders’ equity	$699,577	$669,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest and dividend income:
Interest on loans	$9,601	$5,870	$25,209	$16,881
Interest on available-for-sale securities	234	422	929	1,602
Other interest and dividend income	85	60	283	176
Total interest and dividend income	9,920	6,352	26,421	18,659

Interest expense:
Deposits	1,084	875	3,090	2,548
Federal Home Loan Bank advances	232	256	750	772
Structured repurchase agreements	135	247	515	744
Short-term borrowings	4	7	15	15
Junior subordinated debentures issued to affiliated trusts	190	188	574	556
Obligation under capital lease agreements	22	25	69	76
Total interest expense	1,667	1,598	5,013	4,711

Net interest and dividend income before provision for loan losses	8,253	4,754	21,408	13,948
Provision for loan losses	346	100	821	634
Net interest and dividend income after provision for loan losses	7,907	4,654	20,587	13,314

Noninterest income:
Fees for other services to customers	430	326	1,202	1,036
Net securities gains	0	731	792	1,111
Gain on sales of loans held for sale	625	634	2,295	2,060
Gain on sales of portfolio loans	1,228	219	2,226	422
Gain recognized on real estate owned and other repossessed collateral, net	230	(24)	681	11
Investment commissions	758	720	2,232	2,111
Bank-owned life insurance income	118	124	599	377
Other noninterest income	12	18	68	75
Total noninterest income	3,401	2,748	10,095	7,203

Noninterest expense:
Salaries and employee benefits	5,262	4,093	13,732	11,539
Occupancy and equipment expense	1,258	970	3,483	2,735
Professional fees	388	539	1,210	1,231
Data processing fees	306	260	858	823
Marketing expense	249	142	688	487
Loan acquisition and collection expense	352	244	1,285	798
FDIC insurance premiums	125	125	364	364
Intangible asset amortization	205	262	735	935
Other noninterest expense	686	598	2,112	1,836
Total noninterest expense	8,831	7,233	24,467	20,748

Income (loss) from continuing operations before income tax expense (benefit)	2,477	169	6,215	(231)
Income tax expense (benefit)	811	15	2,000	(209)
Net income (loss) from continuing operations	$1,666	$154	$4,215	$(22)

Discontinued operations:
Income from discontinued operations	$0	$0	$0	$186
Gain on sale of discontinued operations	0	22	0	1,551
Income tax expense	0	8	0	600
Net income from discontinued operations	$0	$14	$0	$1,137
Net income	$1,666	$168	$4,215	$1,115
Net income available to common stockholders	$1,666	$70	$3,860	$821

Weighted-average shares outstanding:
Basic	10,425,576	3,494,498	10,397,280	3,494,498
Diluted	10,425,576	3,512,273	10,397,280	3,494,498
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.16	$0.02	$0.37	$(0.09)
Income from discontinued operations	0.00	0.00	0.00	0.32
Net income	$0.16	$0.02	$0.37	$0.23
Diluted:
Income (loss) from continuing operations	$0.16	$0.02	$0.37	$(0.09)
Income from discontinued operations	0.00	0.00	0.00	0.32
Net income	$0.16	$0.02	$0.37	$0.23
Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$1,666	$168	$4,215	$1,115
Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	(164)	(687)	(318)	676
Reclassification adjustment for net gains included in net income	0	(731)	(792)	(1,111)
Total available-for-sale securities	(164)	(1,418)	(1,110)	(435)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	62	12	127	(132)
Reclassification adjustments for net gains included in net income	(17)	(19)	(54)	(62)
Total derivatives and hedging activities	45	(7)	73	(194)
Total other comprehensive loss, before tax	(119)	(1,425)	(1,037)	(629)
Income tax benefit related to other comprehensive loss	(40)	(484)	(353)	(214)
Other comprehensive loss, net of tax	(79)	(941)	(684)	(415)
Comprehensive income (loss)	$1,587	$(773)	$3,531	$700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
Balance at June 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$49,943	$11,726	$(226)	$64,954
Net income	0	0	0	0	0	0	0	1,115	0	1,115
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	(415)	(415)
Dividends on preferred stock	0	0	0	0	0	0	0	(159)	0	(159)
Dividends on common stock at $0.27 per share	0	0	0	0	0	0	0	(946)	0	(946)
Stock-based compensation	0	0	0	0	0	0	321	0	0	321
Accretion of preferred stock	0	0	0	0	0	0	135	(135)	0	0
Balance at March 31, 2012	4,227	$4	3,312,173	$3,312	195,351	$195	$50,399	$11,601	$(641)	$64,870

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,139
Net income	0	0	0	0	0	0	0	4,215	0	4,215
Other comprehensive loss, net of tax	0	0	0	0	0	0	0	0	(684)	(684)
Conversion of non-voting common stock to voting common stock	0	0	195,351	195	(195,351)	(195)	0	0	0	0
Dividends on preferred stock	0	0	0	0	0	0	0	(113)	0	(113)
Dividends on common stock at $0.27 per share	0	0	0	0	0	0	0	(2,809)	0	(2,809)
Offering costs	0	0	0	0	0	0	(59)	0	0	(59)
Stock-based compensation	0	0	0	0	0	0	374	0	0	374
Issuance of restricted common stock	0	0	63,202	64	0	0	(64)	0	0	0
Redemption of preferred stock and warrants	(4,227)	(4)	0	0	0	0	(4,322)	0	0	(4,326)
Accretion of preferred stock	0	0	0	0	0	0	268	(268)	0	0
Balance at March 31, 2013	0	$0	9,565,680	$9,566	880,963	$881	$92,556	$13,260	$(526)	$115,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2013	2012
Operating activities:
Net income	$4,215	$1,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	821	634
Gain on sale or impairment of real estate owned and other repossessed collateral, net	(681)	(11)
Accretion of fair value adjustments on loans, net	(6,805)	(1,559)
Accretion of fair value adjustments on deposits, net	(758)	(1,001)
Accretion of fair value adjustments on borrowings, net	(877)	(1,621)
Originations of loans held for sale	(106,770)	(93,879)
Net proceeds from sales of loans held for sale	111,179	94,761
Gain on sales of loans held for sale	(2,295)	(2,060)
Gain on sales of portfolio loans	(2,226)	(422)
Amortization of intangible assets	735	1,004
Bank-owned life insurance income, net	(599)	(377)
Depreciation of premises and equipment	1,283	907
Gain on sale of premises and equipment	0	(2)
Net gain on sale of available-for-sale securities	(792)	(1,111)
Stock-based compensation	374	321
Gain on sale of assets of insurance division	0	(1,580)
Amortization of securities, net	1,253	1,239
Changes in other assets and liabilities:
Other assets	1,828	(513)
Other liabilities	737	(161)
Net cash provided by (used in) operating activities	622	(4,316)

Investing activities:
Proceeds from sales of available-for-sale securities	159,579	179,045
Purchases of available-for-sale securities	(167,294)	(185,991)
Proceeds from maturities and principal payments on available-for-sale securities	10,858	18,615
Loan purchases	(75,227)	(59,849)
Loan originations and principal collections, net	49,759	22,363
Purchases of premises and equipment	(2,361)	(1,841)
Proceeds from sales of premises and equipment	0	124
Proceeds from sales of portfolio loans	6,749	2,405
Proceeds from sales of repossessed collateral	2,758	661
Proceeds from life insurance benefits	628	0
Proceeds from redemption of regulatory stock	352	287
Proceeds from sale of assets of insurance division	0	9,863
Net cash used in investing activities	(14,199)	(14,318)

Financing activities:
Net increase in deposits	84,156	3,618
Net increase (decrease) in short-term borrowings	1,151	(679)
Dividends paid on preferred stock	(113)	(159)
Dividends paid on common stock	(2,809)	(946)
Stock offering costs	(59)	0
Repayment of structured repurchase agreements	(40,000)	0
Repayment of Federal Home Loan Bank advances	(10,000)	0
Repayment of other borrowings	0	(2,129)
Redemption of preferred stock and warrants	4,326	0
Repayment of capital lease obligation	(128)	(122)
Net cash provided by (used in) financing activities	27,872	(417)
Net increase (decrease) in cash and cash equivalents	14,295	(19,051)
Cash and cash equivalents, beginning of period	128,274	83,931
Cash and cash equivalents, end of period	$142,569	$64,880

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$4,066	$919
Transfers from real estate owned and other repossessed collateral to loans	1,055	44
Transfers from premises and equipment to real estate owned and other repossessed collateral	270	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2013, the results of operations for the three and nine months ended March 31, 2013 and 2012, comprehensive income for the three and nine months ended March 31, 2013 and 2012, the changes in stockholders’ equity for the nine months ended March 31, 2013 and 2012, and the cash flows for the nine months ended March 31, 2013 and 2012. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 (“Fiscal 2013”). For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012 (“Fiscal 2012”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01). The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The new standards are effective for annual periods beginning January 1, 2013 and for interim periods within those annual periods. Retrospective application is required. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU requires entities to (1) present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (2) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense. The new standards are effective for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial statements.

3.  Securities Available-for-Sale

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	March 31, 2013		June 30, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,422	$45,482	$45,824	$45,808
Agency mortgage-backed securities	83,613	83,067	86,816	87,456
	$129,035	$128,549	$132,640	$133,264

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	March 31, 2013		June 30, 2012
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(Dollars in thousands)
U.S. Government agency securities	$60	$0	$5	$21
Agency mortgage-backed securities	42	588	640	0
	$102	$588	$645	$21

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Gross realized gains	$0	$731	$831	$1,180
Gross realized losses	0	0	(39)	(69)
Net security gains	$0	$731	$792	$1,111

At March 31, 2013, investment securities with a fair value of approximately $50.2 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$0	$0	$0	$0	$0	$0
Agency mortgage-backed securities	64,958	588	0	0	64,958	588
	$64,958	$588	$0	$0	$64,958	$588

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,585	$21	$0	$0	$36,585	$21
Agency mortgage-backed securities	0	0	0	0	0	0
	$36,585	$21	$0	$0	$36,585	$21

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2013 or 2012.

At March 31, 2013, the Company did not have any securities in a continuous loss position for greater than twelve months.  At March 31, 2013, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-

sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at March 31, 2013 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2013.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2013.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$42,354	$42,410
Due after one year through five years	3,068	3,072
Due after five years through ten years	44,641	44,579
Due after ten years	38,972	38,488
	$129,035	$128,549

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

All loans purchased by the Company in the secondary market by the Bank’s Loan Acquisition and Servicing Group (“LASG”)  are accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion.  The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan.  The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.”  Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield.  The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

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

The composition of the Company’s loan portfolio follows.

	March 31, 2013			June 30, 2012
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$82,208	$4,238	$86,446	$90,944	$3,931	$94,875
Home equity	37,848	0	37,848	42,696	0	42,696
Commercial real estate	97,176	126,264	223,440	100,196	80,539	180,735
Construction	42	0	42	1,187	0	1,187
Commercial business	18,460	0	18,460	19,612	0	19,612
Consumer	14,075	0	14,075	17,149	0	17,149
Total loans	$249,809	$130,502	$380,311	$271,784	$84,470	$356,254

Purchased credit impaired (“PCI”) loans include those loans acquired with specific evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable.  The Company does not characterize purchased loans with no or insignificant credit impairment as PCI loans.  The following table presents a summary of PCI loans purchased by the LASG during the nine months ended March 31, 2013 and 2012.

	PCI Loans Acquired
	Nine Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Contractually required payments receivable	$48,954	$13,943
Nonaccretable difference	(11,186)	(4,011)
Cash flows expected to be collected	37,768	9,932
Accretable yield	(15,595)	(3,427)
Fair value of loans acquired	$22,173	$6,505

	PCI Loans: Activity in Accretable Yield
	Nine Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$7,169	$0
Accretion	(4,629)	(778)
Acquisitions	15,595	3,427
Reclassifications from nonaccretable difference	1,111	310
Disposals and transfers	(3,557)	(614)
Other changes	23	0
End balance	$15,712	$2,345

The following table provides information related to the unpaid principal balance and carrying amounts of PCI loans.

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Unpaid principal balance	$41,777	$21,359
Carrying amount	$25,174	$13,866

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

Purchased: Loans in this segment are secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG.  Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase.  Loans in this segment acquired with specific material credit deterioration since origination are identified as purchased credit-impaired.  Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property.  Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

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

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended March 31, 2013.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$492	$102	$47	$234	$0	$875
Provision (benefit)	186	117	0	(4)	47	346
Recoveries	2	5	0	5	0	12
Charge-offs	(102)	(43)	0	(8)	(47)	(200)
Ending balance	$578	$181	$47	$227	$0	$1,033

	Three Months Ended March 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$125	$147	$231	$234	$0	$737
Provision (benefit)	20	(11)	17	74	0	100
Recoveries	1	0	2	4	0	7
Charge-offs	(20)	0	0	(76)	0	(96)
Ending balance	$126	$136	$250	$236	$0	$748

(1)         Purchased loans include commercial real estate, commercial business, and commercial loans secured by residential real estate loans.  The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

	Nine Months Ended March 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$0	$824
Provision (benefit)	598	126	(42)	92	47	821
Recoveries	3	5	0	12	0	20
Charge-offs	(237)	(43)	(203)	(102)	(47)	(632)
Ending balance	$578	$181	$47	$227	$0	$1,033

	Nine Months Ended March 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased (1)	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$0	$437
Provision (benefit)	171	13	(17)	467	0	634
Recoveries	2	0	37	30	0	69
Charge-offs	(81)	(24)	(8)	(279)	0	(392)
Ending balance	$126	$136	$250	$236	$0	$748

(1)         Purchased loans include commercial real estate, commercial business, and commercial loans secured by residential real estate loans.  The Company separately analyzes all loans purchased by the LASG from other segments in determining the allowance for loan losses under ASC 310-30.

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$301	$119	$43	$28	$491
Collectively evaluated	277	61	4	200	542
Purchased (1)	0	0	0	0	0
Total	$578	$180	$47	$228	$1,033
Loans:
Individually evaluated	$2,495	$2,192	$103	$150	$4,940
Collectively evaluated	117,561	95,026	18,357	13,925	244,869
Purchased (1)	4,238	126,264	0	0	130,502
Total	$124,294	$223,482	$18,460	$14,075	$380,311

	June 30, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$41	$284	$0	$328
Collectively evaluated	211	52	8	225	496
Purchased(1)	0	0	0	0	0
Total	$214	$93	$292	$225	$824
Loans:
Individually evaluated	$399	$3,112	$1,127	$0	$4,638
Collectively evaluated	133,241	99,326	18,485	17,149	268,201
Purchased(1)	3,931	79,484	0	0	83,415
Total	$137,571	$181,922	$19,612	$17,149	$356,254

(1) Loans in this category are evaluated for impairment under ASC 310-30.  Post acquisition, the effect of a decline in expected cash flows is recorded through the allowance for loan losses as a specific allocation.

The following tables set forth information regarding impaired loans.  Interest income recognized includes interest received or accrued based on loan principal and contractual interest rates.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At March 31, 2013			At June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,198	$1,250	$0	$293	$483	$0
Consumer	81	86	0	0	0	0
Commercial real estate	1,429	1,490	0	1,482	1,738	0
Commercial business	60	114	0	377	692	0
Purchased:
Commercial real estate	0	0	0	1,055	1,462	0
Residential real estate	0	0	0	0	0	0
Total	2,768	2,940	0	3,207	4,375	0
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,297	1,261	301	106	103	3
Consumer	69	72	28	0	0	0
Commercial real estate	763	810	119	575	565	41
Commercial business	43	79	43	750	817	284
Purchased:
Commercial real estate	0	0	0	0	0	0
Residential real estate	0	0	0	0	0	0
Total	2,172	2,222	491	1,431	1,485	328
Total impaired loans	$4,940	$5,162	$491	$4,638	$5,860	$328

	Three Months Ended		Nine Months Ended
	March 31, 2013		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,097	$18	$825	$31
Consumer	82	1	52	3
Commercial real estate	1,375	22	1,370	61
Commercial business	68	0	169	3
Purchased:
Commercial real estate	0	0	264	0
Residential real estate	0	0	0	0
Total	2,622	41	2,680	98
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,459	19	940	45
Consumer	71	1	54	3
Commercial real estate	762	3	656	16
Commercial business	44	0	221	0
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	2,336	23	1,871	64
Total impaired loans	$4,958	$64	$4,551	$162

	Three Months Ended		Nine Months Ended
	March 31, 2012		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$430	$9	$215	$17
Consumer	11	0	5	0
Commercial real estate	1,540	12	1,028	70
Commercial business	483	2	555	7
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	2,464	23	1,803	94
Impaired loans with a valuation allowance:
Originated:
Residential real estate	53	0	63	0
Consumer	0	0	0	0
Commercial real estate	721	16	666	19
Commercial business	664	0	728	0
Purchased:
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	1,438	16	1,457	19
Total impaired loans	$3,902	$39	$3,260	$113

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

Loans rated 7:  Loans in this category are considered “special mention.” These loans show signs of potential weakness and are being closely monitored by management.

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

The following tables present the Company’s commercial loans by risk rating.

	March 31, 2013
	Originated Portfolio
	Commercial		Commercial	Purchased
	Real Estate	Construction	Business	Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$91,313	$42	$18,121	$127,591
Loans rated 7	4,587	0	87	1,098
Loans rated 8	1,276	0	252	1,813
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0
	$97,176	$42	$18,460	$130,502

	June 30, 2012
	Originated Portfolio
	Commercial		Commercial	Purchased
	Real Estate	Construction	Business	Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	0	250	1,055
Loans rated 8	1,347	0	1,139	0
Loans rated 9	0	0	0	0
Loans rated 10	0	0	0	0
	$100,196	$1,187	$19,612	$84,470

The following is a summary of past due and non-accrual loans:

	March 31, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$561	$743	$0	$1,658	$2,962	$79,246	$82,208	$2,296
Home equity	10	7	0	310	327	37,521	37,848	405
Commercial real estate	410	364	0	581	1,355	95,821	97,176	631
Construction	0	0	0	0	0	42	42	0
Commercial business	0	0	0	44	44	18,416	18,460	103
Consumer	166	70	0	229	465	13,610	14,075	258
Total originated portfolio	1,147	1,184	0	2,822	5,153	244,656	249,809	3,693
Purchased portfolio:
Residential real estate	0	0	0	0	0	4,238	4,238	0
Commercial real estate	990	71	0	1,385	2,446	123,818	126,264	1,700
Total purchased portfolio	990	71	0	1,385	2,446	128,056	130,502	1,700
Total loans	$2,137	$1,255	$0	$4,207	$7,599	$372,712	$380,311	$5,393

	June 30, 2012
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$261	$183	$0	$2,907	$3,351	$87,593	$90,944	$3,090
Home equity	16	160	0	136	312	42,384	42,696	220
Commercial real estate	0	208	0	417	625	99,571	100,196	417
Construction	0	0	0	0	0	1,187	1,187	0
Commercial business	0	107	0	901	1,008	18,604	19,612	1,008
Consumer	259	137	0	206	602	16,547	17,149	324
Total originated portfolio	536	795	0	4,567	5,898	265,886	271,784	5,059
Purchased portfolio:
Residential real estate	0	0	0	0	0	3,931	3,931	0
Commercial real estate	0	0	0	1,055	1,055	79,484	80,539	1,055
Total purchased portfolio	0	0	0	1,055	1,055	83,415	84,470	1,055
Total loans	$536	$795	$0	$5,622	$6,953	$349,301	$356,254	$6,114

The following table shows loans modified in a TDR for the Fiscal 2013 periods and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	5	$228	$228	9	$903	$903
Home equity	2	84	84	4	362	362
Commercial real estate	1	103	50	1	103	50
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	1	8	8	4	16	16
Total originated portfolio	9	423	370	18	1,384	1,331
Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Total purchased portfolio	0	0	0	0	0	0
Total	9	$423	$370	18	$1,384	$1,331

Further, during the first quarter of Fiscal 2013, the Company identified approximately $1.1 million of residential and consumer loans for which the borrower’s obligation had been discharged in bankruptcy in a prior period.  Under recent regulatory guidance, these loans are required to be classified as TDRs and are considered collateral dependent impaired loans.

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended		Nine Months Ended
	March 31, 2013		March 31, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	2	$84	3	$326
Adjusted interest rate	3	84	3	84
Rate and maturity	1	50	8	733
Principal deferment	2	73	2	73
Court ordered concession	1	80	2	116
	9	$371	18	$1,332

The Company considers TDRs past due 90 days or more to be in payment default.  One loan modified in a TDR in the last twelve months defaulted during the nine months ended March 31, 2013; the recorded investment of such loan was $36 thousand.  There were no defaults of TDRs modified during the last twelve months during the three months ended March 31, 2013.  As of March 31, 2013, there were no further commitments to lend associated with loans modified in a TDR.

The following table shows loans modified in a TDR for the Fiscal 2012 periods and the change in the recorded investment subsequent to the modifications occurring. All concessions given during the period consisted of either rate reductions or maturity extensions, or combinations thereof. There was no forgiveness of principal related to loans modified in a TDR during the period. There were no defaults of loans previously modified in a TDR during the three or nine months ended March 31, 2012.

	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$161	$161	2	$161	$161
Home equity	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total originated portfolio	2	161	161	2	161	161

Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Total purchased portfolio	0	0	0	0	0	0
Total	2	$161	$161	2	$161	$161

The following table shows the Company’s total TDRs as of the dates indicated.

	March 31, 2013			June 30, 2012
	On Accrual	On Nonaccrual		On Accrual	On Nonaccrual
	Status	Status	Total	Status	Status	Total
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,360	$508	$1,868	$92	$139	$231
Home equity	86	139	225	20	0	20
Commercial real estate	1,077	50	1,127	1,053	0	1,053
Construction	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Consumer	113	37	150	0	0	0
Total originated portfolio	2,636	734	3,370	1,165	139	1,304

Purchased portfolio:
Residential real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Total purchased portfolio	0	0	0	0	0	0
Total	$2,636	$734	$3,370	$1,165	$139	$1,304

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

A summary of stock option activity for the nine months ended March 31, 2013 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	796,049	$13.98
Granted	395,919	9.38
Exercised	0	0.00
Forfeited	(18,301)	13.40
Outstanding at end of period	1,173,667	12.44
Exercisable	126,714	14.08

The fair value of options granted during the nine months ended March 31, 2013 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions.

Assumptions:
Dividend yield	3.86%
Expected life	6.5 years
Expected volatility	30.47%
Risk-free interest rate	1.26%
Weighted average fair value per option	$3.01

During the quarter ended March 31, 2013, certain provisions of outstanding stock options with market-based conditions were modified. The options, consisting of 237,616 shares, were granted to three executives of the Company in December of 2010 and were to vest in three equal tranches upon the Company’s common stock reaching applicable hurdle prices.  The applicable hurdle price varies depending on the number of years that have elapsed since the date of grant.  With respect to the first tranche, the applicable hurdle price was $27.86 for the period from December 29, 2010 through December 29, 2015; $31.34 for the period from December 29, 2015 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017.  With respect to the second tranche, the hurdle price was $31.34 for the period from December 29, 2010 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017. With respect to the third tranche, the hurdle price was $34.83 for the period from December 29, 2010 through December 29, 2017.

The Company’s Compensation Committee approved amending the hurdle prices as follows:

With respect to the first tranche, the applicable hurdle price is $16.43 for the period from December 29, 2010 through December 28, 2015; $18.58 for the period from December 29, 2015 through December 28, 2016; and $20.77 for the period from December 29, 2016 through December 28, 2017. With respect to the second tranche, the hurdle price is $18.58 for the period from December 29, 2010 through December 28, 2016; and $20.77 for the period from December 29, 2016 through December 28, 2017. With respect to the third tranche, the hurdle price is $20.77 for the period from December 29, 2010 through December 28, 2017.

Except as modified by this amendment, all other terms and conditions of each of the outstanding performance-based stock options, including the option exercise price of $13.93 per share, remain in full force and effect.

The incremental expense resulting from the modification was calculated as the difference between the stock option’s fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield	3.72%
Expected life	7.8 years
Expected volatility	28.45% - 32.84%
Risk-free interest rate	0.07% - 1.54%
Incremental weighted average fair value per option	$0.52

The following table summarizes information about stock options outstanding at March 31, 2013.

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average		Weighted Average Remaining	Aggregate Intrinsic	Weighted Average		Weighted Average Remaining	Aggregate Intrinsic
Exercise Price	Number	Life	Value	Exercise Price	Number	Life	Value
$9.38	395,919	9.8 years	$24	$9.38	0	9.8 years	$0
12.63	32,500	8.8 years	0	12.63	0	8.8 years	0
13.93	583,238	7.8 years	0	13.93	94,312	7.8 years	0
14.52	162,010	7.8 years	0	14.52	32,402	7.8 years	0
12.44	1,173,667	8.5 years	$0	14.08	126,714	7.8 years	$0

A summary of restricted stock activity for the nine months ended March 31, 2013 follows:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested at beginning of period	13,026	$13.93
Granted	63,202	9.33
Vested	(5,210)	13.93
Forfeited	0	0.00
Unvested at end of period	71,018	9.88

At March 31, 2013, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011.  The SARs expire in December of 2020.

The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Fiscal Years Ending June 30,
	2013 (Q4)	2014	2015	2016	2017	2018	Total
	(Dollars in thousands)
Stock options	$168	$660	$646	$521	$319	$139	$2,453
Restricted stock	39	154	154	133	118	69	667
	$207	$814	$800	$654	$437	$208	$3,120

6.  Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of its wholly-owned subsidiary, Northeast Bank Insurance Group, Inc. (“NBIG”), to local insurance agencies in two separate transactions.  The Varney Agency, Inc. of Bangor, Maine, purchased the assets of nine NBIG offices in Anson, Auburn, Augusta, Bethel, Livermore Falls, Scarborough, South Paris, Thomaston and Turner, Maine.  The NBIG office in Berwick, Maine, which operates under the name of Spence & Matthews, was acquired by Bradley Scott, previously a member of NBIG’s senior management team.  The following is a summary of the sale transactions recorded during the nine months ended March 31, 2012 (dollars in thousands).

Sale proceeds	$9,863
Less:
Customer lists and other intangible assets, net	7,379
Fixed assets, net of accumulated depreciation	165
Severance and other direct expenses	768
Pre-tax gain recognized	$1,551

Subsequent to March 31, 2012, the Company recognized additional gain on sale of discontinued operations of $15 thousand representing contingent proceeds received, net of expenses.  The total gain on sale of discontinued operations was $1.6 million for Fiscal 2012.

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

	Three months Ended March 31,		Nine months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share data)
Net income	$1,666	$168	$4,215	$1,115
Preferred stock dividends and accretion	0	(98)	(355)	(294)
Net income available to common shareholders	$1,666	$70	$3,860	$821

Weighted average shares used in calculation of basic EPS	10,425,576	3,494,498	10,397,280	3,494,498
Incremental shares from assumed exercise of dilutive securities	0	17,775	0	0
Weighted average shares used in calculation of diluted EPS	10,425,576	3,512,273	10,397,280	3,494,498

Earnings per common share:
Income (loss) from continuing operations	$0.16	$0.02	$0.37	$(0.09)
Income from discontinued operations	0.00	0.00	0.00	0.32
Earnings per common share	$0.16	$0.02	$0.37	$0.23

Diluted earnings per common share:
Income (loss) from continuing operations	$0.16	$0.02	$0.37	$(0.09)
Income from discontinued operations	0.00	0.00	0.00	0.32
Diluted earnings per common share	$0.16	$0.02	$0.37	$0.23

Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock options	1,074,687	796,049	900,514	796,049
Warrants	0	0	40,775	67,958
	1,074,687	796,049	941,289	864,007

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

Real Estate Owned and Other Repossessed collateral - The fair values of real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are primarily observable, they are classified as Level 2.

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

Interest receivable - The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit loss.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities
U.S. Government agency securities	$45,482	$0	$45,482	$0
Agency mortgage-backed securities	83,067	0	83,067	0
Other assets – interest rate caps	0	0	0	0
Liabilities
Other liabilities - interest rate swap	$452	$0	$452	$0

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities
U.S. Government agency securities	$45,808	$0	$45,808	$0
Agency mortgage-backed securities	87,456	0	87,456	0
Other assets – interest rate caps	1	0	1	0
Liabilities
Other liabilities - interest rate swap	$580	$0	$580	$0

There were no significant transfers between the three levels of the fair value hierarchy for the three and nine months ended March 31, 2013 or 2012.

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$763	$0	$0	$763
Real estate owned and other repossessed collateral	2,038	0	0	2,038

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$1,103	$0	$0	$1,103
Real estate owned and other repossessed collateral	834	0	0	834

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at March 31, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$142,569	$142,569	$142,569	$0	$0
Available-for-sale securities	128,549	128,549	0	128,549	0
Regulatory stock	5,121	5,121	0	5,121	0
Loans held for sale	7,768	7,775	0	7,775	0
Loans, net	379,278	405,431	0	0	405,431
Accrued interest receivable	1,971	1,971	0	1,971	0
Interest rate caps	0	0	0	0	0
Financial liabilities:
Deposits	505,586	483,149	0	483,149	0
FHLB advances	33,117	34,830	0	34,830	0
Structured repurchase agreements	25,518	26,373	0	26,373	0
Short-term borrowings	2,360	2,360	0	2,360	0
Capital lease obligation	1,783	2,032	0	2,032	0
Subordinated debentures	8,227	8,206	0	0	8,206
Interest rate swaps	452	452	0	452	0

	Carrying	Fair Value Measurements at June 30, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,274	$128,274	$128,274	$0	$0
Available-for-sale securities	133,264	133,264	0	133,264	0
Regulatory stock	5,473	5,473	0	5,473	0
Loans held for sale	9,882	9,896	0	9,896	0
Loans, net	355,430	374,062	0	0	374,062
Accrued interest receivable	1,840	1,840	0	1,840	0
Interest rate caps	1	1	0	1	0
Financial liabilities:
Deposits	422,188	425,782	0	425,782	0
FHLB advances	43,450	45,747	0	45,747	0
Structured repurchase agreements	66,183	67,314	0	67,314	0
Short-term borrowings	1,209	1,209	0	1,209	0
Capital lease obligation	1,911	2,202	0	2,202	0
Subordinated debentures	8,106	8,597	0	0	8,597
Interest rate swaps	580	580	0	580	0

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks.  At March 31, 2013 and June 30, 2012, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap; no additional collateral was necessary at these dates to immediately settle the interest rate swap.

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

During the three and nine months ended March 31, 2013 and 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the three and nine months ended March 31, 2013 and 2012 related to the balance sheet hedging of long-term debt indicates that the hedges were effective.

The table below presents amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(8)	$(6)	$(22)	$(13)
Interest rate swap	25	25	76	75
Total	$17	$19	$54	$62

The Company expects to record interest income of $100 thousand related to interest rate swap ineffectiveness in the next twelve months.  The Company expects to record interest expense of $37 thousand related to its purchased interest rate caps in the next twelve months.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

	March 31, 2013		June 30, 2012
	Interest	Interest	Interest	Interest
	Rate Caps	Rate Swap	Rate Caps	Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000	$6,000	$10,000
Weighted average pay rate		4.69%		4.69%
Weighted average receive rate		2.27%		2.36%
Strike rate based on three month LIBOR	2.51%		2.51%
Weighted average maturity in years	1.50	1.92	2.25	2.67
Unrealized loss	$49	$262	$69	$315

The following sets forth the fair values and location of derivatives designated as hedging instruments.

March 31, 2013
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$0

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$452

June 30, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$580

10.  Other Comprehensive Loss

The components of other comprehensive loss follow.

	Three Months Ended March 31,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(164)	$(55)	$(109)	$(687)	$(234)	$(453)
Reclassification adjustment for net gains included in net income	0	0	0	(731)	(249)	(482)
Total available-for-sale securities	(164)	(55)	(109)	(1,418)	(483)	(935)
Change in accumulated loss on effective cash flow hedges	62	21	41	12	4	8
Reclassification adjustment for net gains included in net income	(17)	(6)	(11)	(19)	(5)	(14)
Total derivatives and hedging activities	45	15	30	(7)	(1)	(6)
Total other comprehensive loss	$(119)	$(40)	$(79)	$(1,425)	$(484)	$(941)

	Nine Months Ended March 31,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(318)	$(108)	$(210)	$676	$230	$446
Reclassification adjustment for net gains included in net income	(792)	(270)	(522)	(1,111)	(378)	(733)
Total available-for-sale securities	(1,110)	(378)	(732)	(435)	(148)	(287)
Change in accumulated loss on effective cash flow hedges	127	43	84	(132)	(45)	(87)
Reclassification adjustment for net gains included in net income	(54)	(18)	(36)	(62)	(21)	(41)
Total derivatives and hedging activities	73	25	48	(194)	(66)	(128)
Total other comprehensive loss	$(1,037)	$(353)	$(684)	$(629)	$(214)	$(415)

Accumulated other comprehensive (loss) income is comprised of the following.

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(486)	$624
Tax effect	165	(212)
Net-of-tax amount	(321)	412
Unrealized loss on cash flow hedges	(311)	(384)
Tax effect	106	130
Net-of-tax amount	(205)	(254)
Accumulated other comprehensive (loss) income	$(526)	$158

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$17,414	$10,279
Construction loans	0	106
Consumer	0	25
Commercial real estate mortgages	0	361
Commercial business loans	660	1,145
	$18,074	$11,916
Unused lines of credit	$31,915	$36,276
Standby letters of credit	417	602
Unadvanced portions of construction loans	0	162

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

As of March 31, 2013, the Company, on a consolidated basis, had total assets of $699.6 million, total deposits of $505.6 million, and stockholders’ equity of $115.7 million. The Company gathers retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases primarily performing commercial real estate loans at a discount and, to a lesser extent, originates commercial loans through the

Bank’s Loan Acquisition and Servicing Group (“LASG”). The Company operates the Community Banking Division from Lewiston, Maine, which operates ten full-service branches, some with investment centers, and five loan production offices that serve individuals and businesses located in western and south-central Maine, southern New Hampshire, and southeastern Massachusetts. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

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

Focus on core deposits. The Bank offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network. In addition, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank, to the public in the quarter ended June 30, 2012. One of the Company’s strategic goals is for ableBanking to provide an additional channel through which to raise core deposits to fund the acquisition of loans by the LASG.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2012 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the nine months ended March 31, 2013.

Overview

Net income was $1.7 million for the quarter ended March 31, 2013, compared to $168 thousand for the quarter ended March 31, 2012.  Net income for the nine months ended March 31, 2013 was $4.2 million, compared to $1.1 million for the nine months ended March 31, 2012.  Net income for the nine months ended March 31, 2012 included $1.1 million from discontinued operations.

Net income available to common stockholders was $1.7 million, or $0.16 per diluted common share, for the quarter ended March 31, 2013, compared to $70 thousand, or $0.02 per diluted common share, for the quarter ended March 31, 2012.  Net income available to common stockholders for the nine months ended March 31, 2013 was $3.9 million, or $0.37 per diluted common share, compared to $821 thousand, or $0.23 per diluted common share, for the nine months ended March 31, 2012.  Weighted average shares outstanding increased to 10.4 million shares in each of the current year periods from 3.5 million shares in the Fiscal 2012 periods principally as a result of the Company’s public offering of common stock in May 2012.

Net interest and dividend income increased by $3.5 million, or 73.6%, to $8.3 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, principally due to growth in the purchased loan portfolio.  This result is evident in the net interest margin, which increased to 5.07% for the quarter ended March 31, 2013, compared to 3.44% for the quarter ended March 31, 2012.

Noninterest income increased by $653 thousand, or 23.8%, to 3.4 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, principally due to gains of $1.2 million from sales of LASG-purchased loans partially offset by lower security gains of $731 thousand.

Noninterest expense increased by $1.6 million, or 22.1%, to $8.8 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, principally due to an increase of $1.2 million in employee compensation resulting from higher incentive compensation and staffing levels.

Financial Condition

Overview

Total assets increased by $30.4 million, or 4.5%, to $699.6 million at March 31, 2013, compared to June 30, 2012. The principal components of the change in the balance sheet were as follows:

1.              The loan portfolio grew by $24.1 million, or 6.8%, principally due to net growth of $58.9 million in commercial loans purchased or originated by the LASG, offset by net amortization and payoffs of $34.8 million in the Community Banking Division loan portfolio.

2.              Deposits increased by $83.4 million, or 19.8%, due primarily to a $68.0 million increase in deposits raised through ableBanking.  At March 31, 2013, ableBanking deposits stood at $70.8 million, consisting of $37.2 million of time deposits and $33.5 million of money market accounts.

3.              Borrowings decreased by $49.9 million, or 41.2%, as a result of the repayment at maturity of structured repurchase agreements and FHLB advances.

4.              Stockholders’ equity decreased by $3.4 million, or 2.9%, primarily due to the redemption of TARP preferred stock and warrants totaling $4.3 million in the quarter ended December 31, 2012.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $142.6 million as of March 31, 2013, an increase of $14.3 million, or 11.1%, from $128.3 million at June 30, 2012. This increase is principally due to deposit growth of $83.4 million, offset by the result of the following: (i) net loan growth of $24.1 million, (ii) net reduction in borrowed funds of $49.9 million, and (iii) a net reduction in stockholders’ equity of $3.4 million, principally due to the redemption of TARP preferred stock and warrants.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $128.5 million as of March 31, 2013. At March 31, 2013, securities with a fair value of $50.2 million were pledged for outstanding borrowings.

Loan Portfolio

Total loans, excluding loans held for sale, amounted to $380.3 million as of March 31, 2013, an increase of $24.1 million, or 6.8%, from $356.3 million as of June 30, 2012. The increase consisted of growth in the purchased loan portfolio of $46.0 million, partially offset by a $21.9 million decrease in originated loans.  The net decrease in originated loans consisted of a $34.8 million decrease in loans originated by the Community Banking Division and a net increase of $12.9 million of LASG-originated commercial loans.  The decrease in Community Banking Division loans was principally due to net runoff in residential and commercial real estate loan portfolios.

The composition of the Company’s loan portfolio follows.

	March 31, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$82,058	$150	$82,208	21.62%
Home equity	37,848	0	37,848	9.95%
Commercial real estate	84,812	12,364	97,176	25.56%
Construction	42	0	42	0.01%
Commercial business	13,070	5,390	18,460	4.85%
Consumer	14,075	0	14,075	3.70%
Subtotal	231,905	17,904	249,809	65.69%
Purchased loans:
Residential real estate	0	4,238	4,238	1.11%
Commercial real estate	0	126,264	126,264	33.20%
Subtotal	0	130,502	130,502	34.31%
Total	$231,905	$148,406	$380,311	100.00%

	June 30, 2012
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$90,793	$151	$90,944	25.53%
Home equity	42,696	0	42,696	11.98%
Commercial real estate	97,146	3,050	100,196	28.12%
Construction	1,187	0	1,187	0.33%
Commercial business	17,732	1,880	19,612	5.51%
Consumer	17,149	0	17,149	4.81%
Subtotal	266,703	5,081	271,784	76.28%
Purchased loans:
Residential real estate	0	3,931	3,931	1.10%
Commercial real estate	0	80,539	80,539	22.62%
Subtotal	0	84,470	84,470	23.72%
Total	$266,703	$89,551	$356,254	100.00%

Compared to the quarter ended December 31, 2012, the Bank’s LASG loan portfolio declined $1.3 million, reflecting purchases and originations of $11.3 million and $2.8 million, respectively, offset by loan payoffs and asset sales totaling $15.4 million.  Loan payoffs and asset sales during the quarter ended March 31, 2013 resulted in $4.1 million of transactional income, compared to $1.9 million in the quarter ended December 31, 2012 and $493 thousand in the quarter ended March 31, 2012.

Loan purchases by the LASG are subject to two regulatory conditions, which are summarized below, together with the remaining purchasing capacity available under each of these conditions:

Basis for Regulatory Condition	Condition	Remaining Purchased Loan Capacity at March 31, 2013
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans.	$41.2
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital.	$141.7

To increase its capacity under the “Total Loans” regulatory condition, the Company is currently holding in its portfolio, as necessary and on a duration—matched basis, residential fixed and adjustable rate loans that would otherwise be sold in the secondary market. The Company estimates that it will retain in portfolio approximately 75% of its future quarterly residential mortgage production. Total mortgage loan production over the past four quarters has averaged $36 million.

An overview of the LASG portfolio follows:

	LASG Portfolio Overview
	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the period:
Unpaid principal balance	$13,971	$2,800	$16,771	$103,539	$15,625	$119,164
Net investment basis	11,340	2,827	14,167	75,553	15,652	91,205

Totals as of period end:
Unpaid principal balance				$166,360	$17,871	$184,231
Net investment basis				130,502	17,904	148,406

Returns during the period:
Yield	17.76%	9.43%	16.84%	15.52%	9.55%	14.89%
Total Return (1)	22.02%	9.43%	20.64%	18.66%	9.55%	17.70%

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of March 31, 2013 and June 30, 2012.  The net increase in nonperforming assets during the nine months ended March 31, 2013 was principally due to a net increase in nonperforming LASG loans of $645 thousand.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at March 31, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,296	$0	$2,296
Home equity	405	0	405
Commercial real estate	631	1,700	2,331
Construction	0	0	0
Commercial business	103	0	103
Consumer	258	0	258
Subtotal	3,693	1,700	5,393
Real estate owned and other repossessed collateral	2,038	0	2,038
Total	$5,731	$1,700	$7,431
Ratio of nonperforming loans to total loans			1.42%
Ratio of nonperforming assets to total assets			1.06%
Ratio of loans past due to total loans			2.00%
Nonperforming loans that are current			$604
Commercial loans risk rated substandard or worse			$3,341

Troubled debt restructurings:
On accrual status			$2,636
On nonaccrual status			$734

	Non-Performing Assets at June 30, 2012
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,090	$0	$3,090
Home equity	220	0	220
Commercial real estate	417	1,055	1,472
Construction	0	0	0
Commercial business	1,008	0	1,008
Consumer	324	0	324
Subtotal	5,059	1,055	6,114
Real estate owned and other repossessed collateral	834	0	834
Total	$5,893	$1,055	$6,948
Ratio of nonperforming loans to total loans			1.72%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.95%
Nonperforming loans that are current			$377
Commercial loans risk rated substandard or worse			$2,486
Troubled debt restructurings:
On accrual status			$1,165
Nonaccrual status			$139

Allowance for Loan Losses

In connection with the application of the acquisition method of accounting for the merger with FHB on December 29, 2010, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then fair value.  Since that date, the Company has provided for an allowance for loan losses as new loans are originated or in the event that credit exposure in the pre-merger loan portfolio or other acquired loans exceeds the exposure estimated when initial fair values were determined.

The Company’s allowance for loan losses was $1.0 million as of March 31, 2013, which represents an increase of $209 thousand from $824 thousand as of June 30, 2012.  The increase during the nine months ended March 31, 2013 was principally due to an increase in specific reserves on TDRs.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2013	June 30, 2012	March 31, 2012
Allowance for loan losses to nonperforming loans	19.15%	13.48%	14.44%
Allowance for loan losses to total loans	0.27%	0.23%	0.22%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets decreased $29 thousand, or 0.2%, to $14.3 million at March 31, 2013 as compared to June 30, 2012. The decrease during the period represents earnings of $599 thousand, offset by death benefit proceeds received of $628 thousand.  Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on or surrendering a policy may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.6% of the Company’s total risk-based capital at March 31, 2013.

Intangible assets totaled $3.8 million and $4.5 million at March 31, 2013 and June 30, 2012, respectively. The $736 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2013, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 98.5% of total deposits.

Total deposits increased $83.4 million to $505.6 million as of March 31, 2013 from $422.2 million as of June 30, 2012. The increase was the result of a $68.0 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform.  The composition of total deposits at March 31, 2013 and June 30, 2012 follows.

	March 31, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Demand deposits	$46,783	9.25%	$45,323	10.74%
NOW accounts	56,754	11.23%	57,477	13.61%
Regular and other savings	32,641	6.46%	32,727	7.75%
Money market deposits	83,128	16.44%	45,024	10.66%
Total non-certificate accounts	219,306	43.38%	180,551	42.76%
Term certificates less than $250 thousand	278,695	55.12%	232,948	55.18%
Term certificates of $250 thousand or more	7,585	1.50%	8,689	2.06%
Total certificate accounts	286,280	56.62%	241,637	57.24%
Total deposits	$505,586	100.00%	$422,188	100.00%

Borrowed Funds

Advances from the FHLB were $33.1 million and $43.5 million at March 31, 2013 and June 30, 2012, the reduction principally the result of $10.0 million in maturing advances repaid during the period.  At March 31, 2013, the Company had pledged investment securities with a fair value of $18.3 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Structured repurchase agreements were $25.5 million and $66.2 million at March 31, 2013 and June 30, 2012, respectively. During the nine months ended March 31, 2013, the Company repaid at maturity structured repurchase agreements totaling $40.0 million.  At March

31, 2013, the Company had pledged investment securities with a fair value of $28.9 million as collateral for outstanding structured repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.4 million and $1.2 million as of March 31, 2013 and June 30, 2012, respectively.  At March 31, 2013, short term borrowings were secured by a letter of credit issued by the FHLB totaling $2.0 million and an investment security with a fair value of $3.0 million.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of March 31, 2013, in addition to traditional retail deposit products.

Brokered time deposits	$174,894	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	13,100	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	125	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	188,119
Unencumbered investment securities	78,360
Total sources of liquidity	$266,479

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

At March 31, 2013, the Company had $266.5 million of immediately accessible liquidity, defined as cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 38.1% of total assets.  The Company also had $142.6 million of cash and cash equivalents at March 31, 2013. This relatively high level of short-term liquidity is intended, in part, for future purchases of commercial loans by the LASG.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.2 million and $16.5 million, respectively, as of March 31, 2013. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At March 31, 2013, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

Total stockholders’ equity was $115.7 million and $119.1 million at March 31, 2013 and June 30, 2012, respectively. The change reflects net income for the period, repayment of TARP preferred stock and warrants, dividends paid, and other comprehensive loss during the period.  Book value per outstanding common share was $11.08 at March 31, 2013 and $11.07 at June 30, 2012.  Tier 1 capital to total average assets of the Company was 17.41% as of March 31, 2013 and 19.91% at June 30, 2012.

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

Further, the Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%,  The Bank and the Company were in compliance with these commitments at March 31, 2013.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2013:
Total capital to risk weighted assets:
Company	$122,549	30.71%	$31,925	>8.0%	$ N/A	N/A
Bank	99,346	24,84%	31,991	>8.0%	39,989	>10.0%
Tier 1 capital to risk weighted assets:
Company	121,516	30.45%	15,963	>4.0%	N/A	N/A
Bank	95,114	23.78%	15,996	>4.0%	23,994	>6.0%
Tier 1 capital to average assets:
Company	121,516	17.41%	27,914	>4.0%	N/A	N/A
Bank	95,114	13.71%	27,760	>4.0%	34,700	>5.0%

June 30, 2012:
Total capital to risk weighted assets:
Company	$124,452	33.34%	$29,863	>8.0%	$ N/A	N/A
Bank	75,081	20.14%	29,824	>8.0%	37,280	>10.0%
Tier 1 capital to risk weighted assets:
Company	123,628	33.12%	14,931	>4.0%	N/A	N/A
Bank	70,414	18.89%	14,910	>4.0%	22,365	>6.0%
Tier 1 capital to average assets:
Company	123,628	19.91%	24,837	>4.0%	N/A	N/A
Bank	70,414	11.43%	24,642	>4.0%	30,802	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 12:  Commitments and Contingencies” for further discussion.

Results of Operations — Continuing Operations

General

Net income was $1.7 million for the quarter ended March 31, 2013, compared to $154 thousand for the quarter ended March 31, 2012.  Net income for the nine months ended March 31, 2013 was $4.2 million, compared to a net loss of $22 thousand for the nine months ended March 31, 2012.

In both the quarter and nine months ended March 31, 2013, higher average balances in the Company’s purchased loan portfolio and transactional income from unscheduled loan payoffs and asset sales contributed significantly to increased net interest income and overall earnings, compared to the same periods in Fiscal 2012.  Increases in both net interest income and noninterest income in the current year periods were partially offset by higher levels of noninterest expense, principally due to increased employee headcount, incentive compensation, and other operating expenses associated with implementation of the Company’s business strategy over the past twelve months.

The following table details the “total return” on purchased loans, which includes transactional income of $4.1 million for the quarter and $7.8 million for the nine months ended March 31, 2013.  This compares to transactional income of $493 thousand and $975 for the quarter and nine months ended March 31, 2012, respectively.

	Total Return on Purchased Loans
	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	Income	Return (1)	Income	Return (1)	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,043	9.40%	$1,298	10.10%	$7,813	9.35%	$2,374	10.78%
Transactional income:
Gains on loan sales	1,218	3.76%	219	1.70%	2,035	2.44%	219	0.99%
Gain on sale of real estate owned	211	0.65%	0	0.00%	684	0.82%	0	0.00%
Other noninterest income	0	0.00%	0	0.00%	36	0.04%	0	0.00%
Accelerated accretion and loan fees	2,653	8.20%	274	2.13%	5,017	6.01%	756	3.43%
Total transactional income	4,082	12.61%	493	3.83%	7,772	9.30%	975	4.42%
Total	$7,125	22.02%	$1,791	13.94%	$15,585	18.66%	$3,349	15.20%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Three Months Ended March 31, 2013 and 2012

Net interest income for the three months ended March 31, 2013 and 2012 was $8.3 million and $4.8 million, respectively.  The increase of $3.5 million was largely attributable to growth in the LASG loan portfolio, which earned an average yield of 16.8% for the quarter ended March 31, 2013 on an average outstanding balance of $146.2 million.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Three Months Ended March 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$244,397	$3,529	5.86%	$293,413	$4,211	5.77%
LASG:
Originated	16,167	376	9.43%	3,687	87	9.49%
Purchased	130,045	5,696	17.76%	51,677	1,572	12.23%
Total LASG	146,212	6,072	16.84%	55,364	1,659	12.05%
Total	$390,609	$9,601	9.97%	$348,777	$5,870	6.77%

In the quarter ended March 31, 2013, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable Fiscal 2012 quarter.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended March 31,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$131,006	$0	0.00%	$132,681	$(8)	-0.02%
Loans	390,609	66	0.07%	348,777	8	0.01%
Other interest-earning assets	138,416	0	0.00%	73,584	0	0.00%
Total interest-earning assets	$660,031	$66	0.04%	$555,042	$0	0.00%

Interest-bearing liabilities:
Interest-bearing deposits	$455,700	$221	0.20%	$357,949	$286	0.32%
Short-term borrowings	1,889	0	0.00%	1,321	0	0.00%
Borrowed funds	64,212	216	1.36%	112,468	570	2.04%
Junior subordinated debentures	8,205	(41)	-2.03%	8,047	(37)	-1.85%
Total interest-bearing liabilities	$530,006	$396	0.30%	$479,785	$819	0.69%

Total effect of noncash accretion on:
Net interest income		$462			$819
Net interest margin		0.28%			0.59%

In the quarter ended March 31, 2013 and 2012, interest expense was $1.7 million and $1.6 million, respectively.  The increase of $69 thousand was principally volume related, as total average interest-bearing liabilities increased $50.2 million offset by a 6 basis point decrease in the cost of such liabilities.

The Company’s interest rate spread and net interest margin increased by 156 basis points and 163 basis points, respectively, for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.  These increases were principally the result of the aforementioned increase in purchased loans.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$131,006	$234	0.72%	$132,681	$422	1.28%
Loans (2) (3)	390,609	9,601	9.97%	348,777	5,870	6.77%
Regulatory stock	5,391	4	0.30%	5,697	15	1.06%
Short-term investments (4)	133,025	81	0.25%	67,887	45	0.27%
Total interest-earning assets	660,031	9,920	6.10%	555,042	6,352	4.60%
Cash and due from banks	3,184			2,881
Other non-interest earning assets	36,694			35,651
Total assets	$699,909			$593,574

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,068	$36	0.27%	$54,242	$48	0.36%
Money market accounts	70,613	102	0.59%	43,602	38	0.35%
Savings accounts	32,464	11	0.14%	32,923	12	0.15%
Time deposits	297,555	935	1.27%	227,182	777	1.38%
Total interest-bearing deposits	455,700	1,084	0.96%	357,949	875	0.98%
Short-term borrowings	1,889	4	0.86%	1,321	7	2.13%
Borrowed funds	64,212	389	2.46%	112,468	528	1.89%
Junior subordinated debentures	8,205	190	9.39%	8,047	188	9.40%
Total interest-bearing liabilities	530,006	1,667	1.28%	479,785	1,598	1.34%

Interest-bearing liabilities of discontinued operations (5)	0			0

Non-interest bearing liabilities:
Demand deposits and escrow accounts	48,426			44,249
Other liabilities	5,921			3,972
Total liabilities	584,353			528,006
Stockholders’ equity	115,556			65,568
Total liabilities and stockholders’ equity	$699,909			$593,574

Net interest income		$8,253			$4,754

Interest rate spread			4.82%			3.26%
Net interest margin (6)			5.07%			3.44%

(1)         Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.

(2)         Includes loans held for sale.

(3)         Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)         Short term investments include FRB reserves, FHLB Ideal Way and other interest-bearing deposits.

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

	Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(5)	$(183)	$(188)
Loans	755	2,976	3,731
Regulatory stock	(1)	(10)	(11)
Short-term investments	40	(4)	36
Total increase in interest income	789	2,779	3,568
Interest bearing liabilities:
Interest bearing deposits	258	(49)	209
Short-term borrowings	2	(5)	(3)
Borrowed funds	(267)	128	(139)
Junior subordinated debentures	2	0	2
Total increase in interest expense	(5)	74	69
Total increase in net interest and dividend income	$794	$2,705	$3,499

Nine Months Ended March 31, 2013 and 2012

Net interest income for the nine months ended March 31, 2013 and 2012 was $21.4 million and $13.9 million, respectively.  The increase of $7.5 million was largely attributable to growth in the LASG loan portfolio, which earned an average yield of 14.9% for the nine months ended March 31, 2013 on an average outstanding balance of $123.1 million.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Interest Income and Yield on Loans
	Nine Months Ended March 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$257,760	$11,449	5.92%	$303,064	$13,557	5.95%
LASG:
Originated	12,974	930	9.55%	2,637	194	9.79%
Purchased	110,151	12,830	15.52%	29,315	3,130	14.21%
Total LASG	123,125	13,760	14.89%	31,952	3,324	13.85%
Total	$380,885	$25,209	8.82%	$335,016	$16,881	6.71%

In the nine months ended March 31, 2013, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable Fiscal 2012 period.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Nine Months Ended March 31,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$132,835	$(3)	0.00%	$139,834	$(91)	-0.09%
Loans	380,885	443	0.15%	335,016	497	0.20%
Other interest-earning assets	136,437	0	0.00%	76,983	0	0.00%
Total interest-earning assets	$650,157	$430	0.09%	$551,833	$406	0.10%

Interest-bearing liabilities:
Interest-bearing deposits	$427,125	$758	0.24%	$353,727	$1,002	0.38%
Short-term borrowings	1,397	0	0.00%	1,030	0	0.00%
Borrowed funds	81,183	999	1.64%	113,109	1,729	2.03%
Junior subordinated debentures	8,164	(121)	-1.97%	8,009	(109)	-1.81%
Total interest-bearing liabilities	$517,869	$1,636	0.42%	$475,875	$2,622	0.73%

Total effect of noncash accretion on:
Net interest income		$2,076			$3,028
Net interest margin		0.43%			0.73%

In the nine months ended March 31, 2013 and 2012, interest expense was $5.0 million and $4.7 million, respectively.  The increase of $302 thousand was principally volume related, as total average interest-bearing liabilities increased $50.0 million offset by a 3 basis point decrease in the cost of such liabilities.

The Company’s interest rate spread and net interest margin increased by 94 basis points and 103 basis points, respectively, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for nine months ended March 31, 2013 and 2012.

	Nine Months Ended March 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$132,835	$929	0.93%	$139,834	$1,602	1.52%
Loans (2) (3)	380,885	25,209	8.82%	335,016	16,881	6.71%
Regulatory stock	5,446	42	1.03%	5,740	48	1.11%
Short-term investments (4)	130,991	241	0.25%	71,243	128	0.24%
Total interest-earning assets	650,157	26,421	5.41%	551,833	18,659	4.50%
Cash and due from banks	3,094			2,927
Other non-interest earning assets	37,571			37,143
Total assets	$690,822			$591,903

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,468	$116	0.28%	$55,080	$170	0.41%
Money market accounts	56,739	221	0.52%	44,613	130	0.39%
Savings accounts	31,631	32	0.13%	32,907	56	0.23%
Time deposits	283,287	2,721	1.28%	221,127	2,192	1.32%
Total interest-bearing deposits	427,125	3,090	0.96%	353,727	2,548	0.96%
Short-term borrowings	1,397	15	1.43%	1,030	15	1.94%
Borrowed funds	81,183	1,334	2.19%	113,109	1,592	1.87%
Junior subordinated debentures	8,164	574	9.37%	8,009	556	9.24%
Total interest-bearing liabilities	517,869	5,013	1.29%	475,875	4,711	1.32%

Interest-bearing liabilities of discontinued operations (5)	0			380

Non-interest bearing liabilities:
Demand deposits and escrow accounts	50,192			45,771
Other liabilities	5,636			4,267
Total liabilities	573,697			526,293
Stockholders’ equity	117,125			65,610
Total liabilities and stockholders’ equity	$690,822			$591,903

Net interest income		$21,408			$13,948

Interest rate spread			4.12%			3.18%
Net interest margin (6)			4.39%			3.36%

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

	Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(77)	$(596)	$(673)
Loans	2,529	5,799	8,328
Regulatory stock	(2)	(4)	(6)
Short-term investments	110	3	113
Total increase in interest income	2,560	5,202	7,762
Interest bearing liabilities:
Interest bearing deposits	645	(103)	542
Short-term borrowings	4	(4)	0
Borrowed funds	(498)	240	(258)
Junior subordinated debentures	10	8	18
Total increase in interest expense	161	141	302
Total increase in net interest and dividend income	$2,399	$5,061	$7,460

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

Three Months Ended March 31, 2013 and 2012

The provision for loan losses for the three months ended March 31, 2013 and 2012 was $346 thousand and $100 thousand, respectively.  The $246 thousand increase was principally due to higher net charge-offs and specific provisions required on impaired residential loans during the quarter ended March 31, 2013.  Net charge-offs were $188 thousand for the three months ended March 31, 2013, compared to $89 thousand for the three months ended March 31, 2012, an increase principally due to charge-offs in the Company’s residential and commercial real estate portfolios.

Nine Months Ended March 31, 2013 and 2012

The provision for loan losses for the nine months ended March 31, 2013 and 2012 was $821 thousand and $634 thousand, respectively.  The $187 thousand increase was principally due to higher net charge-offs and specific provisions required on impaired residential loans during the nine months ended March 31, 2013.  Net charge-offs were $612 thousand for the nine months ended March 31, 2013, compared to $323 thousand for the nine months ended March 31, 2012, an increase principally due to charge-offs in the Company’s residential and commercial business portfolios.

Noninterest Income

Three Months Ended March 31, 2013 and 2012

Noninterest income totaled $3.4 million for the three months ended March 31, 2013 compared to $2.7 million for the three months ended March 31, 2012, an increase of $653 thousand, or 23.8%.  The primary components of this change included the following:

•                  Customer fee income totaled $430 thousand for the quarter, an increase of $104 thousand, or 31.9%, compared to the quarter ended March 31, 2012, the result of increased loan servicing fees associated with Fiscal 2013 LASG loan purchases.

•                  No securities gains were realized during the quarter ended March 31, 2013, as compared to gains of $731 thousand realized for the quarter ended March 31, 2012.

•                  Net gains on the sale of portfolio loans were $1.2 million for the quarter, an increase of $1.0 million compared to the quarter ended March 31, 2012, an increase principally resulting from the gain recognized on sale of one LASG purchased loan.

•                  Net gains recognized on real estate owned and other repossessed collateral were $230 thousand for the quarter, compared to a net loss of $24 thousand for the three months ended March 31, 2012, an increase principally resulting from a $211 thousand gain realized on the sale of real estate previously securing an LASG purchased loan.

Nine Months Ended March 31, 2013 and 2012

Noninterest income totaled $10.1 million for the nine months ended March 31, 2013 compared to $7.2 million for the nine months ended March 31, 2012, an increase of $2.9 million.  The primary components of this change included the following:

•                  Customer fee income totaled $1.2 million for the quarter, an increase of $166 thousand, or 16.0%, compared to the nine months ended March 31, 2012, the result of increased loan servicing fees associated with Fiscal 2013 LASG loan purchases.

•                  Net securities gains totaled $792 thousand for the nine months ended March 31, 2013, a decrease of $319 thousand compared to the nine months ended March 31, 2012.  Decreases in security gains resulted from the sale of a substantial portion of the Company’s available-for-sale investment portfolio during Fiscal 2012. The Company reinvested the sales proceeds in government guaranteed mortgage-backed securities similar in composition to the securities sold, albeit at lower market yields.

•                  Net gains realized on the sale of residential mortgage loans in the secondary market were $2.3 million for the nine months ended March 31, 2013, an increase of $235 thousand, or 11.4%, compared to the nine months ended March 31, 2012.

•                  Net gains on the sale of portfolio loans were $2.2 million for the nine months ended March 31, 2013, an increase of $1.8 million compared to the nine months ended March 31, 2012, an increase principally resulting from $2.0 million in gains recognized on LASG purchased loan sales.

•                  Net gains recognized on real estate owned and other repossessed collateral were $681 thousand for the nine months ended March 31, 2013, compared to net gains of $11 thousand for the nine months ended March 31, 2012, an increase principally resulting from $684 thousand realized on the sale of two properties previously securing LASG purchased loans.

•                  Bank-owned life insurance income totaled $599 thousand for the nine months ended March 31, 2013, an increase of $222 thousand compared to the nine months ended March 31, 2012, the result of life insurance death benefits received.

Noninterest Expense

Three Months Ended March 31, 2013 and 2012

Noninterest expense totaled $8.8 million for the three months ended March 31, 2013, compared to $7.2 million for the three months ended March 31, 2012, an increase of $1.6 million, principally due to the following:

•                  An increase of $1.2 million in employee compensation, due mainly to $703 thousand in additional incentive compensation, as well as increases in staffing and  the cost of employee benefits programs. Full-time equivalent employees increased by 26 over the past twelve months, as the Company has added staff to several operational areas and the LASG.

•                  An increase of $288 thousand in occupancy and equipment expense, principally due to increased rent associated with the relocation of the Company’s office in Boston, MA, and depreciation of investments in new technology, principally those associated with ableBanking.

•                  An increase of $107 thousand in marketing expense, principally due to promotional incentives associated with ableBanking.

•                  An increase of $108 thousand in loan acquisition and collection expense, principally due to an increase in the size of the LASG portfolio, which has grown to $148.4 million from $62.3 million at March 31, 2012.

Nine Months Ended March 31, 2013 and 2012

Noninterest expense totaled $24.5 million for the nine months ended March 31, 2013, compared to $20.7 million the nine months ended March 31, 2012, an increase of $3.8 million, principally due to the following:

•                  An increase of $2.2 million, or 19.0%, in employee compensation, due mainly to $502 thousand in additional incentive compensation, as well as the aforementioned increases in staffing and the cost of employee benefits programs.

•                  An increase of $748 thousand, or 27.3%, in occupancy and equipment, principally due to increased rent and depreciation of investments in new technology.

•                  An increase of $201 thousand, or 41.3%, in marketing expense, principally due to internet advertising and promotional incentives associated with ableBanking.

•                  An increase of $487 thousand, or 61.0%, in loan acquisition and collection expense, principally due to an increase in the size of the LASG portfolio, which has grown to $148.4 million from $62.3 million at March 31, 2012, and an increase in the volume of loan acquisitions and related due diligence activities.

•                  An increase of $276 thousand, or 15.0%, in other noninterest expense, principally due to increased travel expense and charitable contributions.

Income Taxes

Three Months Ended March 31, 2013 and 2012

The Company’s income tax expense was $811 thousand, or an effective rate of 32.7%, for the quarter ended March 31, 2013, compared to $15 thousand, or an effective rate of 8.9%, for the quarter ended March 31, 2012.  The effective rate for each quarter differs from the Company’s statutory rate because of favorable book to tax differences, such as tax credits and tax exempt life insurance income. The increase in the Company’s effective tax rate from the quarter ended March 31, 2012 to March 31, 2013 principally resulted from the higher level of pretax income relative to permanent book to tax differences.

Nine Months Ended March 31, 2013 and 2012

The Company’s income tax expense was $2.0 million, or an effective rate of 32.2%, for the nine months ended March 31, 2013, as compared to a tax benefit of $209 thousand for the nine months ended March 31, 2012.  The tax benefit in the 2012 quarter resulted from a pretax loss of $231 thousand.

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

Net income from discontinued operations for the nine months ended March 31, 2012 was $1.1 million.  Income for the period included a $1.6 million pre-tax gain on sale of the assets of NBIG, and pre-tax income associated with operations of $186 thousand.  Income taxes associated with discontinued operations totaled $600 thousand, or an effective rate of 34.5%.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
10.1

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Richard Wayne (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.2

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Claire Bean (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.3

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Heather Campion (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and June 30, 2012; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

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

Date: May 15, 2013		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
Claire S. Bean
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description
10.1

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Richard Wayne (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.2

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Claire Bean (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.3

Amended and Restated Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between the Company and Heather Campion (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and June 30, 2012; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*   Filed herewith

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.