Form 10-K
period 2013-06-30
NORTHEAST BANCORP /ME/
filed 2013-09-27
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number (1-14588)

NORTHEAST BANCORP

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(207) 786-3245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Voting Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2012 was approximately $65,996,772.

As of September 16, 2013, the registrant had outstanding 9,552,587 shares of voting common stock, $1.00 par value per share, and 880,963 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Shareholders to be held on November 21, 2013 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2013.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

As of June 30, 2013, the Company, on a consolidated basis, had total assets of $670.6 million, total deposits of $484.6 million, and stockholders’ equity of $113.8 million. The Company gathers retail deposits through its Community Banking Division’s banking offices in Maine and through its online affinity deposit program, ableBanking; originates loans through its Community Banking Division; and purchases and originates commercial loans through its Loan Acquisition and Servicing Group. The Company operates the Community Banking Division, with ten full-service branches and six loan production offices, from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the Loan Acquisition and Servicing Group from its offices in Boston, Massachusetts.

In August of 2011, the Company sold the customer lists and certain other assets of its insurance agency division. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the sale of insurance assets in August 2011.

In May of 2012, the Company raised net proceeds of $52.7 million through the sale of shares of its common stock. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” for additional information on the common stock offering in May 2012.

In the quarter ended December 31, 2012, the Company paid $4.2 million to redeem, at par value, all shares of preferred stock issued to the U.S. Department of the Treasury (the “UST”) under the Troubled Asset Relief Program (“TARP”) and repurchased the warrant for 67,958 shares of common stock issued to the UST in connection with TARP for $95 thousand.

In August of 2013, the Company announced its intention to exit the investment brokerage business.  The Company expects that all investment brokerage activities will conclude in the first half of fiscal 2014.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of the commercial loan portfolio. The Company’s Loan Acquisition and Servicing Group purchases performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker.  To a lesser extent, this group also originates, on a nationwide basis, commercial real estate and commercial business loans.

Focus on core deposits. The Company offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network.  In addition, in June 2012, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank. One of the Company’s strategic goals is for ableBanking to provide an additional channel through which to raise core deposits to fund the Company’s asset strategy.

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

Market Area and Competition

Northeast Bancorp is the holding company for Northeast Bank, a full-service bank headquartered in Lewiston, Maine. Northeast Bank offers traditional banking services through its Community Banking Division, which operates ten full-service branches and six loan production offices that serve individuals and businesses located in western and south-central Maine, southern New Hampshire and southeastern Massachusetts.  Northeast Bank’s Loan Acquisition and Servicing Group purchases and originates commercial loans for the Bank’s portfolio. ableBanking, a division of Northeast Bank, offers savings products to consumers online.

The Community Banking Division’s primary market area covers the western and south central regions of the State of Maine.  We also operate two residential mortgage lending offices in southeastern Massachusetts and one in southern New Hampshire. We encounter significant competition in our Community Banking Division market area in making loans, attracting deposits, and selling other customer products and services. Our Maine-based competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries operating in Maine. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide.

The Loan Acquisition and Servicing Group has a nationwide scope in its loan purchasing, origination, and servicing activities. It competes with regional banks, national private equity funds, and community banks in its bid to acquire performing commercial loans. ableBanking also has nationwide scope in its deposit gathering activities and competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

Lending Activities

General

We conduct our loan-related activities through two primary channels: our Community Banking Division and our Loan Acquisition and Servicing Group. Our Community Banking Division originates loans directly to consumers and businesses located in its market area. Our Loan Acquisition and Servicing Group purchases primarily performing commercial real estate loans, on a nationwide basis, at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company’s originated loan portfolio.  To a lesser extent, our Loan Acquisition and Servicing Group also originates commercial real estate and commercial business loans on a nationwide basis. At June 30, 2013, of our total loan portfolio of $435.4 million, $229.7 million, or 52.8%, was originated in the Community Banking Division and $205.7 million, or 47.2%, was purchased or originated by our Loan Acquisition and Servicing Group. Pursuant to commitments made to the Federal Reserve in connection with the merger, the Company is required to limit purchased loans to 40% of total loans.  At June 30, 2013, the Company’s ratio of purchased loans to total loans was 37.6%.

We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies are reviewed and approved annually by our board of directors. Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable federal and state lending regulations of our regulators. We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

Community Banking Division

Originated Loan Portfolio. Our originated loan portfolio consists primarily of loans to consumers and businesses in our Community Banking Division’s primary market area.

•                  Residential Mortgage Loans. We originate residential mortgage loans secured by one- to four-family properties throughout Maine, southeastern Massachusetts, and southern New Hampshire.  Such loans may be originated for sale in the secondary market or to be held on the Bank’s balance sheet.  We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and which are held on our balance sheet. At June 30, 2013, portfolio residential loans totaled $125.0 million, or 28.7% of total loans.  Of the residential loans we held for investment at June 30, 2013, 46.5% were adjustable rate.  Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $35.4 million.

•                  Commercial Real Estate Loans. We originate multi-family and other commercial real estate loans secured by property located primarily in our Community Banking Division’s market area. At June 30, 2013, commercial real estate loans outstanding were $78.9 million, or 18.1% of total loans. Although the largest commercial real estate loan originated by our Community Banking Division had a principal balance of $2.1 million at June 30, 2013, the majority of the commercial real estate loans originated by our Community Banking Division had principal balances less than $500 thousand.

•                  Commercial Business Loans. We originate commercial business loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in our Community Banking Division’s market area. At June 30, 2013, commercial business loans outstanding were $12.4 million, or 2.9% of total loans. At June 30, 2013, there were 164 commercial business loans outstanding with an average principal balance of $77 thousand. The largest of these commercial business loans had a principal balance of $1.2 million at June 30, 2013.

•                  Consumer Loans. We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2013, consumer loans outstanding were $13.3 million, or 3.1% of total loans.

•                  Construction Loans. From time to time, we originate residential construction loans to finance the construction of single-family, owner-occupied homes. At June 30, 2013, construction loans outstanding were $42 thousand.

Underwriting of Originated Loans. Most residential loans, including those held for investment, are originated in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or other third party correspondent lenders. Our underwriting and approval process for all other loans originated by our Community Banking Division is as follows:

•                  Most of our originated loans are sourced through relationships between loan officers and their third party referral sources or current or previous customers.

•                  After a loan officer has taken basic information from the borrower, the request is submitted to the Community Banking Division’s loan production department. The loan production department obtains comprehensive information from the borrower and third parties, and conducts verification and analysis of the borrower information, which is assembled into a single underwriting package that is submitted for final approval.

•                  Loans of $500 thousand or more (determined on a relationship basis) require approval from the Community Banking Division Credit Committee, which is comprised of senior managers of the Bank.  Loans of less than $500 thousand (determined on a relationship basis) require approval from two underwriters with appropriate lending authority.

Loan Acquisition and Servicing Group

General. Our Loan Acquisition and Servicing Group (the “LASG”) purchases and originates commercial loans secured by income-producing collateral and on a nationwide basis. Although the Bank’s legal lending limit was $19.9 million at June 30, 2013 (equal to 20% of Northeast Bank’s capital plus surplus), our credit policy currently requires prior Board approval for the purchase or origination of a loan with an initial investment greater than 10% of the Company’s tier one capital, determined on a relationship basis. We focus primarily on loans with balances between $1.0 million and $5.0 million. Loans are sourced on a nationwide basis from banks, insurance companies, investment funds and government agencies, either directly or indirectly through advisors. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type. Of the loans originated or purchased by our Loan Acquisition and Servicing Group that were outstanding as of June 30, 2013, $185.5 million, or 90.2%, consisted of commercial real estate loans.  The following table summarizes the LASG loan portfolio as of June 30, 2013.

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$125,506	$18,126	$143,632
Owner occupied commercial real estate	38,540	3,361	41,901
Commercial business	34	17,242	17,276
1-4 family residential	2,706	150	2,856
Total	$166,786	$38,879	$205,665

Since the inception of the LASG through June 30, 2013, we have purchased loans for an aggregate investment of $223.8 million, of which $121.3 million was purchased during fiscal 2013. We have also originated loans totaling $42.6 million, of which $37.2 million was originated in fiscal 2013.  As of June 30, 2013, the unpaid principal balance of loans purchased or originated by the LASG ranged from $1 thousand to $12.0 million, with an average of $741 thousand, and were secured by retail, industrial, mixed use, multi-family and office properties in 39 states.

The following table shows the LASG loan portfolio by investment size as of June 30, 2013.

		Percent
Investment Range	Amount	of Total
	(Dollars in thousands)
$0 - $500	$34,014	16.54%
$500 - $1,000	29,600	14.39%
$1,000 - $2,000	36,667	17.83%
$2,000 - $3,000	25,487	12.39%
$3,000 - $4,000	23,374	11.37%
Greater than $4,000	56,523	27.48%
	$205,665	100.00%

The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2013.

		Percent			Percent
Collateral Type	Amount	of Total	State	Amount	of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$37,704	18.33%	CA	$50,169	24.39%
Office	36,910	17.95%	NY	43,845	21.32%
Hospitality	29,777	14.48%	WI	7,446	3.62%
Retail	29,634	12.95%	NV	6,914	3.36%
Industrial	25,741	12.52%	IL	6,374	3.10%
Mixed use	21,782	10.59%	FL	6,015	2.92%
Securities	12,000	5.83%	LA	5,699	2.77%
Other real estate	5,124	2.49%	MN	5,268	2.56%
All other	6,993	4.86%	All other	73,935	35.96%
	$205,665	100.00%		$205,665	100.00%

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

We acquire performing commercial loans typically at a discount to their unpaid principal balances. While we acquire loans on a nationwide basis, we seek to avoid significant concentration in any geographic region or in any one collateral type. We do not seek acquisition opportunities where the primary collateral is land, construction, or one- to four-family residential property, although in a very limited number of cases, loans secured by such collateral may be included in a pool of otherwise desirable loans.

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

At June 30, 2013, purchased loans had an unpaid principal balance of $204.3 million and net investment basis of $166.8 million, representing discount across the portfolio of 18.4%.

The following table shows the purchased loan portfolio as of June 30, 2013 by original purchase price.

Investment as a % of		Percent
Unpaid Principal Balance	Amount	of Total
	(Dollars in thousands)
0% - 60%	$6,938	4.16%
60% - 70%	8,015	4.81%
70% - 80%	30,763	18.44%
80% - 90%	43,318	25.97%
90% - 100%	77,752	46.62%
	$166,786	100.00%

Secondary Market for Commercial Loans. Commercial whole loans are typically sold either directly by sellers or through loan sale advisors. Because a central database for commercial whole loans does not exist, we attempt to compile our own statistics by both polling major loan sale advisors to obtain their aggregate trading volume and tracking the deal flow that we see directly via a proprietary database. This data reflects only a portion of the total market, as commercial whole loans that are sold in private direct sales or through other loan sale advisors are not included in our surveys. In recent years, the ratio of performing loans to total loans in the market has increased, in part, because, we believe, sellers have worked through their most troubled, non-performing loans or are looking to minimize the discount they would receive in a secondary transaction. While the recent economic crisis has led to a high level of trading volume, we expect the market to remain active in times of economic prosperity, as sellers tend to have additional reserve capacity to sell their unwanted assets. Furthermore, we believe that the continued consolidation of the banking industry will create secondary market activity as acquirers often sell non-strategic borrowing relationships or assets that create excess loan concentrations.

Underwriting of Purchased Loans. We review many loan purchase opportunities and commence underwriting on a relatively small percentage of them. During fiscal 2013, we reviewed approximately 165 transactions representing loans with $1.8 billion in unpaid principal balance. Of those transactions that we reviewed, we placed bids in 39 transactions representing loans with $359 million in unpaid principal balance. Ultimately, we closed 31 transactions in which we acquired $155.2 million in unpaid principal balance for an aggregate purchase price of $121.3 million, or 78.2% of the unpaid principal balance.

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

•                  With the assistance of local counsel, where appropriate, an in-house attorney makes a determination regarding the quality of loan documentation and enforceability of loan terms.

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

Collateral Valuation. The estimated value of the real property collateralizing the loan is determined by the Loan Acquisition and Servicing Group’s in-house real estate group, which considers, among other factors, the type of property, its condition, location and its highest and best use in its marketplace. An inspection is conducted for the real property securing all loans bid upon, and for all loans that represent an investment in excess of $1.0 million, members of the Loan Acquisition and Servicing Group typically conduct an in-person site inspection.

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

•                  the recourse nature of the loan;

•                  the age and performance of the loan;

•                  the length of time during which the loan has performed in accordance with its repayment term;

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

Approvals. All loan purchases must be approved by the Loan Acquisition and Servicing Group Credit Committee. This committee is comprised of members of the executive management team and senior management from the Loan Acquisition and Servicing Group. The committee discusses all loans on an individual basis. Our credit policy currently requires prior Board approval for the purchase of a loan with an initial investment greater than $10% of the Company’s tier one capital, determined on a relationship basis.

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

Competition for Purchased of Loans. Our Loan Acquisition and Servicing Group competes primarily with community banks, regional banks and private equity funds operating nationwide. We believe that we have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, many private equity funds do not compete for small balance commercial loans and typically pursue larger, bulk transactions.

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

Loan Originations. In addition to purchasing loans, our Loan Acquisition and Servicing Group also originates commercial loans.  Capitalizing on our purchased loan infrastructure, LASG is in a position to review and act quickly on a variety of lending opportunities.  Risk management and due diligence for these loans is similar to that for purchased loans, with the exception of a the appraisal and documentation process, which mirrors more traditional lenders in employing local attorneys and real estate appraisers to assist in the process.  We believe that the LASG has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities and accelerate the underwriting process.

Brokerage and Investment Advisory Services

For over fifteen years, the Bank’s investment brokerage division, Northeast Financial Services (“Northeast Financial”), offered an array of investment and financial planning products and services through the Bank’s branch network. In August of 2013, the Company announced its intention to exit the investment brokerage business.  The Company expects that all investment brokerage activities will conclude in the first half of fiscal 2014.

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

Deposits

We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, Mastercard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, Internet banking, Internet bill payment and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2013, we had core deposits of $476.4 million (of which $367.8 million were generated through the Community Banking Division), representing 98.3% of total deposits.  We define core deposits as non-maturity deposits and non-brokered insured time deposits.

Our online affinity deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth.  ablebanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $71.8 million in money market and time deposits as of June 30, 2013. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2013, listing service deposits totaled $36.8 million, most of which were 5-year time deposits.

Borrowings

While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50.0% of its total assets from the FHLB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLB. At June 30, 2013, we had $20.5 million available immediately and an additional $275.9 million, subject to the purchase of additional FHLB stock and the availability of additional collateral, available from the FHLB. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

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

Recent Technology and Operational Enhancements

Over the past few years, we have made investments in technology and customer service to develop the infrastructure to support the Loan Acquisition and Servicing Group, ableBanking, and the Community Banking Division. In addition, we invested in new software, hardware, and staffing to support our growing Customer Contact Center in Lewiston, Maine, and to ensure that we will continue to deliver a high level of personal service to our customers as we grow. We expect that future investments in technology, customer service and operational support functions will generally be proportionate to our growth.

Employees

As of June 30, 2013, the Company employed 210 full-time and 17 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

At June 30, 2013, the Bank had four wholly-owned non-bank subsidiaries:

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

•                  17 Dogwood Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

The Company’s wholly-owned subsidiary, ASI Data Services, Inc. (ASI), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company’s board transferred the assets and operations of ASI to the Bank in 1996.

Supervision and Regulation

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation and supervision by the Federal Reserve. As an FDIC-insured Maine-chartered bank and member of the Federal Reserve System, the Bank is subject to regulation and supervision by the Federal Reserve, the Bureau and the FDIC. This regulatory framework is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in the Company. The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

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

•                  authorizes the Federal Reserve to regulate interchange fees for debit card transactions;

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

Bank Holding Company Regulation

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”) as discussed below, the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company.  The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank.  In addition, the BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, a bank holding company may engage in, and may own shares of companies engaged in certain activities, that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be incident thereto.  In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

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

Dividends

The Company is a legal entity separate and distinct from the Bank.  The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to it by the Bank.  The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

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

Regulation of the Bank

As a Maine-chartered bank and member of the Federal Reserve System, the Bank is subject to the supervision of and regulation by the BFI and the Federal Reserve.  Additionally, the Bank is subject to the regulation and supervision of the FDIC as the Bank’s insurer of deposits.  This supervision and regulation is for the protection of depositors, the FDIC’s Deposit Insurance Fund (“DIF”), and consumers, and is not for the protection of the Company’s shareholders.  The prior approval of the Federal Reserve and the BFI is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.  Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, the Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels, due to the banking organization’s financial condition or actual or anticipated growth.

Current Federal Reserve risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets.  Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, under the Dodd-Frank Act, the Company’s currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital.  Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  As of June 30, 2013, the Company’s Tier 1 risk-based capital ratio was 27.29% and its total risk-based capital ratio was 27.54%.  The Company is currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%.  For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%.  Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio as of June 30, 2013 was 17.78%.

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

The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weight assets. The Final Capital Rule revises certain capital definitions and generally makes the capital requirements more stringent. Further, the Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

The Company must comply with the Final Capital Rule beginning on January 1, 2015.

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

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor.  On December 31, 2012, unlimited FDIC insurance on noninterest-bearing transaction accounts under the Dodd-Frank Act expired.

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

Community Reinvestment Act

Pursuant to the CRA, regulatory authorities review the performance of the Bank in meeting the credit needs of the communities it serves.  The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a “satisfactory” rating at its CRA examination dated June 10, 2013, its most recent exam.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB.  The Bank was in compliance with this requirement with an investment in FHLBB stock as of June 30, 2013 of $4.2 million.  The Bank receives dividends on its FHLBB stock.  The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared.  Dividend income on FHLBB stock of $20 thousand was recorded during the most recent fiscal year.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments.  Long term advances may also be used to help manage interest rate risk for asset and liability management purposes.  As of June 30, 2013, the Bank had $27.5 million in outstanding FHLBB advances.

Item 1A.                        Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The trading price of our voting common stock could decline if one or more of these risks or uncertainties actually occurs, causing you to lose all or part of your investment. Certain statements below are forward-looking statements. See “A Note About Forward-Looking Statements.”

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

In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold commercial real estate loans to within 300% of total risk-based capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2013, the ratio of our purchased loans to total loans was 37.6%.  Our ability to purchase loans will be dependent on our ability to grow our originated loan portfolio. To the extent our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

We may not be able to grow our core deposits through ableBanking, or doing so may be more expensive or take longer than we expect.

Our online affinity deposit program, ableBanking, was launched in the fourth quarter of fiscal 2012 to provide an additional channel through which to obtain core deposits to support our growth.  Our strategy with regard to ableBanking, which through June 30, 2013 had generated $71.8 million in deposits, is not yet mature and there can be no assurance that we will be able to continue to grow core deposits through ableBanking at the rate we anticipate, or that in obtaining such deposits, we will not be forced to price products on less advantageous terms to retain or attract clients, which would adversely affect our profitability. One of the commitments that we made in connection with securing the regulatory approvals for our merger with FHB Formation LLC is that we must fund 100% of our loans with core deposits. To the extent that we are unable to grow our core deposits, our ability to achieve loan growth would be constrained.

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

At June 30, 2013, 38% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans. Although the Loan Acquisition and Servicing Group conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the Loan Acquisition and Servicing Group may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

At June 30, 2013, the 38% of the loans held in our loan portfolio that were originated by third parties had been held by us for approximately nine months, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.

At June 30, 2013, our commercial real estate mortgage and commercial business loan portfolios comprised 68% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. Moreover, some of these loans may be secured by assets located outside of the Community Banking Division’s primary market area.  The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

We are subject to liquidity risk.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources — which include Federal Home Loan Bank advances, the Federal Reserve’s Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered certificates of deposit — less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

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

We applied the acquisition method of accounting, as described in Accounting Standards Codification 805, Business Combinations, to the merger of FHB Formation LLC with and into Northeast. As a result of application of the acquisition method of accounting to our balance sheet, our financial statements from the periods prior to December 29, 2010, the date that the merger was consummated, are not directly comparable to the financial statements for periods subsequent to December 29, 2010. The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. In connection with the application of the acquisition method of accounting for the merger, the allowance for loan losses was reduced to zero when the loan portfolio was marked to its then current fair value. In addition, the accretion of fair value adjustments to certain interest-bearing assets and liabilities increased our net income for periods subsequent to the merger. The lack of comparability means that the periods being reported in the fiscal year ended June 30, 2011 in the statements and tables are not the same periods as reported for the fiscal years ended June 30, 2013 and 2012, and, as a result, our historical operating results before December 29, 2010 are of limited relevance in evaluating our historical financial performance subsequent to December 29, 2010 and predicting our future operating results.

Difficult economic conditions, both in the Community Banking Division’s primary market area and more generally, could adversely affect our financial condition and results of operations.

Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine. As a result, a significant portion of our earnings are closely tied to the economy of Maine. In addition, our loan portfolio includes commercial loans acquired by our Loan Acquisition and Servicing Group that are secured by assets located nationwide.  Deterioration in the economic conditions of the Community Banking Division’s market in Maine, and deterioration of the economy nationally could result in the following consequences:

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

Our future growth, if any, may require us to raise additional capital, but that capital may not be available when we need it.

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

We are subject to regulation and supervision by the Federal Reserve, and our banking subsidiary, Northeast Bank, is subject to regulation and supervision by the Federal Reserve, the Maine Bureau of Financial Institutions and the FDIC, as the insurer of Northeast Bank’s deposits. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The Federal Reserve, the FDIC and the Maine Bureau of Financial Institutions have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and Northeast Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Supervision and Regulation” in Item 1, “Business.”

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.  The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our banking subsidiaries’ deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on the Company and its subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB recently issued a final rule that requires creditors, such as our banking subsidiaries, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. See “Supervision and Regulation—The Dodd-Frank Act” in Item 1, “Business.”

We will become subject to more stringent capital requirements.

The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

The FDIC’s assessment rates could adversely affect our financial condition and results of operations.

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

There is a limited market for and restrictions on the transferability of our non-voting common stock.

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

As of June 30, 2013, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

We are a separate and distinct legal entity from Northeast Bank, and depend on dividends, distributions and other payments from Northeast Bank to fund dividend payments on our common stock and to fund all payments on our other obligations. We and Northeast

Bank are subject to laws that authorize regulatory authorities to block or reduce the flow of funds from Northeast Bank to us. Regulatory action of that kind could impede access to the funds that Northeast needs in order to make payments on its obligations or dividend payments. In addition, if Northeast Bank does not maintain sufficient capital levels or its earnings are not sufficient to make dividend payments to us, we may not be able to make dividend payments to our common and preferred shareholders. Further, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of Northeast Bank’s creditors.

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

Item 1B.                         Unresolved Staff Comments

None.

Item 2.                                  Properties

At June 30, 2013, the Company conducted its business from its main office in Lewiston, Maine and an office in Boston, Massachusetts.  The Company also conducts business from its ten full-service bank branches and six loan production offices located in western and south-central Maine, southern New Hampshire and southeastern Massachusetts.

In addition to its Lewiston, Maine, and Boston, Massachusetts, offices, the Company leases eleven of its other locations.  For information regarding the Company’s lease commitments, please refer to “Lease Obligations” under Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 3.                                 Legal Proceedings

From time to time, the Company and its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to the Company or its consolidated financial position. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause the Company to establish litigation reserves or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item  5.                              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Company’s voting common stock currently trades on the NASDAQ under the symbol “NBN.” There is no established public trading market for the Company’s non-voting common stock. As of the close of business on September 16, 2013, there were approximately 513 registered shareholders of record.

The following table sets forth the high and low closing sale prices of the Company’s voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company’s voting and non-voting common stock during the periods indicated.

Fiscal year ended June 30, 2013	High	Low	Div Pd
Jul 1 – Sep 30	$9.53	$8.40	$0.09
Oct 1 – Dec 31	9.53	8.93	0.09
Jan 1 – Mar 31	10.18	9.08	0.09
Apr 1 – Jun 30	10.12	9.23	0.09

Fiscal year ended June 30, 2012	High	Low	Div Pd
Jul 1 – Sep 30	$14.00	$9.45	$0.09
Oct 1 – Dec 31	14.69	11.18	0.09
Jan 1 – Mar 31	14.29	11.60	0.09
Apr 1 – Jun 30	11.70	8.00	0.09

On September 16, 2013, the last reported sale price of the Company’s voting common stock, as reported on NASDAQ was $10.56. Holders of the Company’s voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available.  The amount and timing of future dividends payable on the Company’s voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank.  Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank’s ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank’s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See “Item 1. Business—Supervision and Regulation.”

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

	Successor Company (1)			Predecessor Company (2)
	Twelve Months	Twelve Months	184 Days	181 Days	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2011	Dec. 28, 2010	June 30, 2010	June 30, 2009
	(Dollars in thousands, except per share data)
Selected operations data:
Interest and dividend income	$36,543	$27,014	$13,304	$14,378	$31,262	$33,766
Interest expense	6,596	6,317	3,207	5,877	13,314	16,718
Net interest income	29,947	20,697	10,097	8,501	17,948	17,048
Provision for loan losses	1,122	946	707	912	1,864	2,100
Noninterest income (3)	11,433	8,565	18,982	4,214	5,701	4,640
Net securities gains (losses)	792	1,111	1,200	17	(18)	268
Noninterest expense (4)	34,685	28,230	17,148	9,455	19,473	18,598
Income before income taxes	6,365	1,197	12,424	2,365	2,294	1,258
Income tax expense (benefit)	1,945	181	(83)	698	782	130
Net income from continuing operations	4,420	1,016	12,507	1,667	1,512	1,128
Net income (loss) from discontinued operations	—	1,147	45	129	207	(169)
Net income	$4,420	$2,163	$12,552	$1,796	$1,719	$959

Net income available to common stockholders	$4,065	$1,771	$12,355	$1,677	$1,476	$825

Consolidated per share data:
Earnings:
Basic:
Continuing operations	$0.39	$0.15	$3.51	$0.66	$0.55	$0.43
Discontinued operations	—	0.26	0.01	0.06	0.09	(0.07)
Net income	$0.39	$0.41	$3.52	$0.72	$0.64	$0.36
Diluted:
Continuing operations	$0.39	$0.15	$3.46	$0.66	$0.54	$0.43
Discontinued operations	—	0.26	0.01	0.05	0.09	(0.07)
Net income	$0.39	$0.41	$3.47	$0.71	$0.63	$0.36
Cash dividends	$0.36	$0.36	$0.18	$0.18	$0.36	$0.36
Book value	10.89	11.07	17.33	19.79	20.08	18.63

Selected balance sheet data:
Total assets	$670,639	$669,196	$596,393	$627,984	$622,607	$598,148
Loans	435,376	356,254	309,913	367,284	382,309	393,651
Deposits	484,623	422,188	401,118	374,617	384,197	385,386
Borrowings	64,069	120,859	126,706	199,326	183,025	162,389
Total stockholders’ equity	113,802	119,139	64,954	50,366	50,906	47,317

Other ratios:
Return on average assets	0.64%	0.36%	4.09%	0.57%	0.28%	0.16%
Return on average equity	3.79%	3.03%	38.23%	7.03%	3.47%	2.14%
Efficiency ratio	82.25%	92.95%	56.63%	74.26%	82.40%	84.71%
Average equity to average total assets	16.93%	11.90%	10.69%	8.18%	8.10%	7.35%
Common dividend payout ratio	92.25%	71.26%	5.02%	25.02%	56.64%	101.14%
Tier 1 leverage capital ratio	17.78%	19.91%	10.35%	N/A	8.40%	8.12%
Total risk-based capital ratio	27.54%	33.34%	18.99%	N/A	14.09%	13.23%

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

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Northeast Bancorp (the “Company”) is a Maine corporation and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company. The Federal Reserve is the primary regulator of the Company, and the Company is also subject to regulation and examination by the Superintendent of the Maine Bureau of Financial Institutions.  The Company’s principal asset is the capital stock of Northeast Bank (the “Bank”), a Maine state-chartered universal bank.  Accordingly, the Company’s results of operations are primarily dependent on the results of the operations of the Bank.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2013 (“fiscal 2013”) and the fiscal year ended June 30, 2012 (“fiscal 2012”). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company’s Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2013 have been reclassified to conform to the fiscal 2013 presentation.

Overview

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

As a result of application of the acquisition method of accounting to Northeast Bancorp after the merger on December 29, 2010, the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as “Predecessor Company” and balances and results of operations for periods subsequent to the transaction date as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the discussion herein.

In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  The Company’s compliance ratios at June 30, 2013 follow.

Condition	Ratio at June 30, 2013
(i) Tier 1 leverage ratio	17.78%
(ii) Total risk-based capital ratio	27.54%
(iii) Ratio of purchased loans to total loans	37.57%
(iv) Ratio of loans to core deposits	92.94%
(v) Ratio of commercial real estate loans to total risk-based capital	159.07%

As a result of the sale of the Company’s insurance agency business in the first quarter of fiscal 2012 and discontinuation of further significant business activities in the insurance agency segment, the Company has classified the results of its insurance agency division as discontinued operations in the Company’s consolidated financial statements and discussion herein.

Fiscal 2013 Financial Highlights

The Company’s financial and strategic highlights for fiscal 2013 include the following:

•                  Earned net income of $4.4 million, or $0.39 per diluted share, from continuing operations as compared to $1.0 million, or $0.15 per diluted share, from continuing operations in fiscal 2012.

•                  Purchased commercial loans totaling $121.3 million, and earned an average yield on the purchased portfolio of 16.0%, a result that includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the “total return” on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 18.3% for fiscal 2013.  An overview of the LASG portfolio for fiscal 2013 follows:

	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the year:
Unpaid principal balance	$155,216	$37,181	$192,397
Net investment basis	121,336	37,208	158,544

Totals as of year end:
Unpaid principal balance	$204,276	$38,846	$243,122
Net investment basis	166,786	38,879	205,665

Returns during the year:
Yield	16.04%	9.34%	15.28%
Total Return (1)	18.33%	9.34%	17.32%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Increased the Company’s deposit base by $62.4 million, principally through $69.0 million of net deposits raised through ableBanking, the Bank’s online affinity deposit platform.

•                  Redeemed TARP preferred stock and warrants totaling $4.3 million.

Results of Operations — Continuing Operations

General

Net income from continuing operations for the year ended June 30, 2013 was $4.4 million, a $3.4 million increase over 2012.  Items of significance affecting the Company’s earnings included:

•                  An increase in the net interest margin, which grew to 4.62%, compared to 3.69% for the year ended June 30, 2012, principally due to growth in the Company’s purchased loan portfolio.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Year Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$252,199	$14,824	5.88%	$297,348	$18,047	6.07%
LASG:
Originated	14,906	1,392	9.34%	3,278	308	9.40%
Purchased	117,205	18,801	16.04%	39,022	6,379	16.35%
Total LASG	132,111	20,193	15.28%	42,300	6,687	15.81%
Total	$384,310	$35,017	9.11%	$339,648	$24,734	7.28%

The yield on purchased loans was increased by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The following table details the “total return” on purchased loans, which includes transactional income of $10.6 million for the year ended June 30, 2013.

	Year Ended June 30,
	2013		2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$11,038	9.35%	$3,762	9.64%
Transactional income:
Gains on loan sales	2,115	1.79%	868	2.22%
Gain on sale of real estate owned	684	0.58%	—	0.00%
Other noninterest income	36	0.03%	—	0.00%
Accelerated accretion and loan fees	7,763	6.58%	2,617	6.71%
Total transactional income	10,598	8.98%	3,485	8.93%
Total	$21,636	18.33%	$7,247	18.57%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Net gains on residential mortgage loan sales of $3.0 million, compared to $2.8 million in fiscal 2012.

•                  Net gains on portfolio loan sales of $2.3 million, compared to $1.1 million in fiscal 2012.

•                  An increase of $6.5 million in noninterest expense, principally resulting from increased staffing and infrastructure costs necessary to execute the Company’s loan purchasing strategy.  Further, during fiscal 2013, the Company incurred $1.4 million of nonrecurring expenses related to severance and the settlement of a previously disclosed lawsuit.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Successor Company (1)
	Year Ended June 30, 2013			Year Ended June 30, 2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (3)	$131,199	$1,138	0.87%	$138,708	$2,019	1.46%
Loans (4) (5)	384,310	35,017	9.11%	339,648	24,734	7.28%
Regulatory stock	5,398	75	1.39%	5,673	72	1.27%
Short-term investments (6)	127,781	313	0.24%	76,217	189	0.25%
Total interest-earning assets	648,688	36,543	5.63%	560,246	27,014	4.82%
Cash and due from banks	3,065			2,910
Other non-interest earning assets	37,206			36,803
Total assets	$688,959			$599,959

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$55,763	$153	0.27%	$55,218	$213	0.39%
Money market accounts	63,931	337	0.53%	44,692	175	0.39%
Savings accounts	31,939	44	0.14%	32,799	67	0.20%
Time deposits	280,059	3,564	1.27%	223,782	2,971	1.33%
Total interest-bearing deposits	431,692	4,098	0.95%	356,491	3,426	0.96%
Short-term borrowings (7)	1,472	19	1.29%	1,075	21	1.95%
Borrowed funds	75,633	1,710	2.26%	112,812	2,119	1.87%
Junior subordinated debentures	8,185	769	9.40%	8,028	751	9.35%
Total interest-bearing liabilities	516,982	6,596	1.28%	478,406	6,317	1.32%

Interest-bearing liabilities of discontinued operations (8)	—			271

Non-interest bearing liabilities:
Demand deposits and escrow accounts	49,343			45,933
Other liabilities	5,982			3,932
Total liabilities	572,307			528,542
Stockholders’ equity	116,652			71,417
Total liabilities and stockholders’ equity	$688,959			$599,959

Net interest income		$29,947			$20,697

Interest rate spread			4.36%			3.50%
Net interest margin (9)			4.62%			3.69%

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

(9)   Net interest margin is calculated as net interest income divided by total interest-earning assets.

	Successor Company (1)			Predecessor Company (2)
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (3)	$143,894	$1,642	2.32%	$161,894	$3,111	3.96%
Loans (4) (5)	337,630	11,544	6.78%	385,286	11,210	5.87%
Regulatory stock	5,550	28	1.00%	5,486	18	0.66%
Short-term investments (6)	75,080	90	0.24%	39,212	39	0.20%
Total interest-earning assets	562,154	13,304	4.71%	591,878	14,378	4.92%
Cash and due from banks	3,432			3,340
Other non-interest earning assets	43,668			34,724
Total assets	$609,254			$629,942

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$56,386	$160	0.56%	$53,780	$183	0.69%
Money market accounts	52,238	135	0.51%	55,955	213	0.77%
Savings accounts	34,799	67	0.38%	38,303	99	0.52%
Time deposits	207,251	1,303	1.25%	196,318	2,301	2.36%
Total interest-bearing deposits	350,674	1,665	0.94%	344,356	2,796	1.64%
Short-term borrowings (7)	19,764	76	0.76%	53,873	376	1.41%
Borrowed funds	115,798	1,101	1.89%	117,688	2,365	4.05%
Junior subordinated debentures	7,921	365	9.14%	16,496	340	4.16%
Total interest-bearing liabilities	494,157	3,207	1.29%	532,413	5,877	2.23%

Interest-bearing liabilities of discontinued operations (8)	2,134			2,462

Non-interest bearing liabilities:
Demand deposits and escrow accounts	43,761			37,941
Other liabilities	4,075			5,576
Total liabilities	544,127			578,392
Stockholders’ equity	65,127			51,550
Total liabilities and stockholders’ equity	$609,254			$629,942

Net interest income		$10,097			$8,501

Interest rate spread			3.42%			2.69%
Net interest margin (9)			3.58%			2.92%

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

	Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(104)	$(777)	$(881)
Loans	3,529	6,754	10,283
Regulatory stock	(3)	6	3
Short-term investments	128	(4)	124
Total increase in interest income	3,550	5,979	9,529
Interest bearing liabilities:
Interest bearing deposits	823	(151)	672
Short-term borrowings	6	(8)	(2)
Borrowed funds	(790)	381	(409)
Junior subordinated debentures	14	4	18
Total increase in interest expense	53	226	279
Total increase in net interest and dividend income	$3,497	$5,753	$9,250

A rate/volume comparison of fiscal 2012 and 2011 has not been presented because the successor and predecessor periods in fiscal 2011 are not comparable to fiscal 2012 due to the significant effect of acquisition accounting adjustments.

For the period, the 4.62% net interest margin earned was 93 basis points higher than that earned for the year ended June 30, 2012.  The net interest margin improved during fiscal 2013 principally due to increased purchased loan volume, offset in part by a decline in the effect of accretion of Merger-related fair value adjustments and a reduction in the yield earned on investment securities.

The following table summarizes interest income and related yields recognized on the Company’s loans.

	Year Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$252,199	$14,824	5.88%	$297,348	$18,047	6.07%
LASG:
Originated	14,906	1,392	9.34%	3,278	308	9.40%
Purchased	117,205	18,801	16.04%	39,022	6,379	16.35%
Total LASG	132,111	20,193	15.28%	42,300	6,687	15.81%
Total	$384,310	$35,017	9.11%	$339,648	$24,734	7.28%

The yield on purchased loans was increased by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The following table details the “total return” on purchased loans, which includes transactional income of $10.6 million for the year ended June 30, 2013.

	Year Ended June 30,
	2013		2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$11,038	9.35%	$3,762	9.64%
Transactional income:
Gains on loan sales	2,115	1.79%	868	2.22%
Gain on sale of real estate owned	684	0.58%	—	0.00%
Other noninterest income	36	0.03%	—	0.00%
Accelerated accretion and loan fees	7,763	6.58%	2,617	6.71%
Total transactional income	10,598	8.98%	3,485	8.93%
Total	$21,636	18.33%	$7,247	18.57%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

The following table summarizes the effects of accretion of fair value adjustments on the net interest margin, for the periods indicated:

	Year Ended June 30,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$131,199	$(3)	0.00%	$138,708	$(100)	-0.07%
Loans	384,310	563	0.15%	339,648	713	0.21%
Other interest-earning assets	133,179	—	0.00%	81,890	—	0.00%
Total interest-earning assets	$648,688	$560	0.09%	$560,246	$613	0.11%

Interest-bearing liabilities:
Interest-bearing deposits	431,692	989	0.23%	356,491	1,292	0.36%
Short-term borrowings	1,472	—	0.00%	1,075	—	0.00%
Borrowed funds	75,633	1,196	1.58%	112,812	2,299	2.04%
Junior subordinated debentures (1)	8,185	6	0.07%	8,028	(2)	-0.02%
Total interest-bearing liabilities	$516,982	$1,692	0.42%	$478,406	$3,589	0.75%

Total effect of noncash accretion on:
Net interest income		$2,751			$4,202
Net interest margin		0.42%			0.75%

(1)         Includes the effects of hedge amortization.

The Company’s total cost of funds improved to 1.16% in fiscal 2013, down from 1.20% in fiscal 2012, principally due to a 1 basis point decrease in the cost of interest-bearing deposits and a $3.4 million increase in average non-interest bearing deposits.

Provision for Loan Losses

Quarterly, the Company determines the amount of its allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For acquired loans accounted for under ASC 310-30, a provision for loan loss is recorded when estimates of future cash flows decrease due to credit deterioration.

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

The provision for loan losses for the fiscal year ended June 30, 2013 was $1.1 million.   This compares to a provision for loan losses of $946 thousand for the year ended June 30, 2012.  At June 30, 2013 and 2012, the allowance for loan losses stood at $1.1 million and $824 thousand, respectively, and the ratio of allowance for loan losses to total loans was 0.26% and 0.23%, respectively.  Net charge-offs for the fiscal year ended June 30, 2013 totaled $803 thousand, representing approximately 0.21% of the Company’s average portfolio loan balance during the fiscal year.  This compares to $559 thousand, or 0.17%, in fiscal 2012, representing an increase of $242 thousand in fiscal 2013, principally due to one commercial business loan relationship.

For additional information on the allowance for loan losses, see “Asset Quality.”

Noninterest Income

Noninterest income for the fiscal year ended June 30, 2013 totaled $12.2 million, an increase of $2.5 million, or 26.3%, from fiscal 2012.  When compared to fiscal 2012, the increase was principally due to the following:

•                  $2.0 million increase in gains recognized on portfolio loan and real estate owned sales, principally because of purchased loan sales and commercial REO resolutions during fiscal 2013;

•                  a $248 thousand increase in gains on residential loans originated for sale.  During fiscal 2013, the Company expanded mortgage-banking activities into Massachusetts and increased sales volume to $143.2 million from $121.4 million in fiscal 2012;

•                  a $265 thousand increase in customer fees, due to an increase in commercial loan servicing fees; and

•                  a $217 thousand increase in BOLI income, due to death benefits received in fiscal 2013.

Noninterest Expense

Noninterest expense for the fiscal year ended June 30, 2013 totaled $34.7 million, an increase of $6.5 million, or 22.9%, from fiscal 2012.  When compared to fiscal 2012, the increase was principally due to the following:

•                  an increase of $3.6 million in salaries and benefits, reflecting increased staffing associated with the LASG and operational areas supporting the LASG, residential lending, and ableBanking.  The Company’s employees, on a full-time equivalent basis, totaled 219 at June 30, 2013, compared to 203 at June 30, 2012.  The Company also incurred approximately $388 thousand of severance expense in fiscal 2013 associated with the departure of a senior manager and the Bank’s decision to exit the investment brokerage business;

•                  an increase of $940 thousand in occupancy and equipment expense, principally due to increased rent associated with the relocation of the Company’s office in Boston, MA, and depreciation of investments in new technology, principally those associated with ableBanking;

•                  an increase of $358 thousand in marketing expense, principally due to promotional efforts for ableBanking and residential mortgage lending;

•                  an increase of $660 thousand in loan acquisition and collection expense, principally due an increase of $19.6 million in loan acquisitions in fiscal 2013, as well as the overall size of the purchased loan portfolio which increased by $82.3 million;

•                  the settlement of a lawsuit in the amount of $1.0 million. The summons and complaint was filed in August of 2011, in connection with a dispute regarding certain deposit account activity occurring in 2005 and 2006.

Income Taxes

Income tax expense for the fiscal year ended June 30, 2013 totaled $1.9 million, representing 30.6% of pretax income.  The Company’s effective tax rate differed from its statutory federal rate because of affordable housing tax credits totaling $117 thousand and non-taxable BOLI income of $718 thousand.

Income tax expense for the fiscal year ended June 30, 2012 totaled $181 thousand, representing 15.1% of pretax income.  The effective tax rate for the period reflects the level of pretax income in relation to nontaxable income, principally BOLI income totaling $501 thousand, and low-income housing tax credits totaling $118 thousand.

Results of Operations — Discontinued Operations

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

Net income from discontinued operations for the fiscal year ended June 30, 2012 was $1.1 million, or $0.26 per diluted share, which includes a pre-tax gain on the sale of NBIG intangibles and certain fixed assets, net of expenses, of $1.6 million.  The Company also recorded pre-tax income associated with operations of $186 thousand prior to the asset sale.  Income tax expense associated with discontinued operations for the year ended June 30, 2012 was $605 thousand, or 34.5% of pre-tax income.

Financial Condition

Overview

The Company’s total assets grew to $670.6 million at June 30, 2013, representing an increase of $1.4 million, or 0.2%, compared to $669.2 million at June 30, 2012.  Significant changes in the Company’s balance sheet components include:

•                  loan growth of $79.1 million, or 22.2%, principally due to net growth of $116.1 million in commercial loans purchased or originated by the Bank’s LASG, offset by net amortization and payoffs of $37.0 million in the Community Banking Division loan portfolio;

•                  deposit growth $62.4 million, or 14.8%, primarily due to a $69.0 million increase in deposits raised through ableBanking, the Bank’s online affinity deposit platform;

•                  a $56.8 million decrease in borrowings, to the result of maturing wholesale repurchase agreements and FHLB advances, and

•                  a $5.3 million, or 4.5%, decrease in stockholders’ equity, primarily due to the redemption of TARP preferred stock and warrants totaling $4.3 million.

Cash and Cash Equivalents

Cash and cash equivalents decreased $62.3 million, or 48.6%, to $65.9 million at June 30, 2013 as compared to $128.3 million at June 30, 2012. This decrease occurred as cash was used to fund loan growth.

Investments Securities

The available-for-sale securities portfolio totaled $121.6 million and $133.3 million at June 30, 2013 and 2012, respectively. The year over year decrease of $11.7 million, or 8.8%, was primarily due to principal amortization of mortgage-backed securities during the year.  Mortgage-backed securities and U.S. Government-sponsored enterprise bonds totaling $53.5 million were pledged for outstanding borrowings at June 30, 2013.

At June 30, 2013, the Company’s investment portfolio was comprised entirely of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies.  Generally, funds retained by the Company as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company.  The composition of the Company’s securities portfolio at the dates indicated follows.

	June 30, 2013		June 30, 2012		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$45,289	$45,333	$45,824	$45,808	$48,827	$48,737
Agency mortgage-backed securities	78,944	76,264	86,816	87,456	99,637	99,558
Trust preferred securities	—	—	—	—	466	451
Equity securities	—	—	—	—	193	216
	$124,233	$121,597	$132,640	$133,264	$149,123	$148,962

The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company’s securities portfolio at June 30, 2013. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$45,332	0.35%	$—	—	$—	—	$—	—	$45,332	0.35%
Agency mortgage-backed securities	—	—	—	—	40,622	0.86%	35,643	1.27%	76,265	1.05%
	$45,332	0.35%	$—	—	$40,622	0.86%	$35,643	1.27%	$121,597	0.79%

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2013 or fiscal 2012.

Loans

Loans, including loans held-for-sale, totaled $444.0 million at June 30, 2013, compared to $366.1 million at June 30, 2012. The increase of $77.9 million, or 21.3%, at June 30, 2013, was principally due to net increases of $83.7 million and $10.1 million in commercial real estate and commercial business loans, respectively, offset by decreases in all other categories.  During fiscal 2013, the LASG purchased $121.3 million in loans, consisting principally of commercial real estate loans.

The composition of the Company’s loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	Successor Company						Predecessor Company
	June 30, 2013		June 30, 2012		June 30, 2011		June 30, 2010		June 30, 2009
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential real estate	$127,829	29.36%	$137,571	38.61%	$145,477	46.94%	$155,613	40.70%	$138,900	35.29%
Commercial real estate	264,448	60.74%	180,735	50.74%	117,761	38.00%	121,175	31.70%	120,730	30.67%
Construction	42	0.01%	1,187	0.33%	2,015	0.65%	5,525	1.45%	6,384	1.62%
Commercial business	29,720	6.83%	19,612	5.51%	22,225	7.17%	30,214	7.90%	29,211	7.42%
Consumer and other	13,337	3.06%	17,149	4.81%	22,435	7.24%	69,782	18.25%	98,426	25.00%
Total loans	435,376	100.0%	356,254	100.0%	309,913	100.0%	382,309	100.0%	393,651	100.0%
Less: Allowance for loan losses	1,143		824		437		5,806		5,764
Loans, net	$434,233		$355,430		$309,476		$376,503		$387,887

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	June 30, 2013				June 30, 2012
	Community Banking Division	LASG	Total	Percent of Total	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$89,584	$150	$89,734	20.61%	$90,793	$151	$90,944	25.53%
Home equity	35,389	—	35,389	8.13%	42,696	—	42,696	11.98%
Commercial real estate	78,915	21,487	100,402	23.06%	97,146	3,050	100,196	28.12%
Construction	42	—	42	0.01%	1,187	—	1,187	0.33%
Commercial business	12,444	17,242	29,686	6.82%	17,732	1,880	19,612	5.51%
Consumer	13,337	—	13,337	3.06%	17,149	—	17,149	4.81%
Subtotal	229,711	38,879	268,590	61.69%	266,703	5,081	271,784	76.28%
Purchased loans:
Residential real estate	—	2,706	2,706	0.62%	—	3,931	3,931	1.10%
Commercial business	—	34	34	0.01%	—	—	—	—
Commercial real estate	—	164,046	164,046	37.68%	—	80,539	80,539	22.62%
Subtotal	—	166,786	166,786	38.31%	—	84,470	84,470	23.72%
Total	$229,711	$205,665	$435,376	100.00%	$266,703	$89,551	$356,254	100.00%

The following table summarizes the scheduled maturity of the Company’s loan portfolio at June 30, 2013. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
		After One Year	After Five Years
	Within One Year	Through Five Years	Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$4,802	$13,483	$21,989	$84,849	$125,123
Purchased	565	2,057	—	84	2,706
Commercial:
Originated	4,745	26,251	15,937	53,469	100,402
Purchased	12,822	76,624	17,882	60,718	164,046
Construction	42	—	—	—	42
Non-mortgage loans:
Commercial:
Originated	18,224	9,083	1,937	442	29,686
Purchased	—	34	—	—	34
Consumer and other	427	2,310	5,030	5,570	13,337
Total loans	$41,627	$129,842	$62,775	$205,132	$435,376

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$54,617	$65,704	$120,321
Purchased	83	2,058	2,141
Commercial:
Originated	73,346	22,311	95,657
Purchased	56,704	94,520	151,224
Construction	—	—	—
Non-mortgage loans:
Commercial:
Originated	3,955	7,507	11,462
Purchased	5	29	34
Consumer and other	37	12,873	12,910
Total	$188,747	$205,002	$393,749

Of total portfolio loans at June 30, 2013, approximately 46.5% were variable rate products, compared to 56.3% at June 30, 2012. This decrease in the percentage of variable rate products resulted principally from an increase in fixed-rate commercial loans.

Certain purchased loans have been identified as having evidence of credit deterioration since their origination, and it is probable that the Company will not collect all contractually required principal and interest payments. Purchased credit-impaired loans are accounted for using the measurement provisions set forth in ASC 310-30.  A nonaccretable difference has been established in accounting for PCI loans to absorb losses of principal and interest. Losses absorbed by the nonaccretable difference do not affect the income statement or the allowance for loan losses.

Other Assets

The cash surrender value of the Company’s BOLI assets increased $90 thousand, or 0.6%, to $14.4 million at June 30, 2013, compared to $14.3 million at June 30, 2012. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy’s cash surrender value is supported by the general assets of the insurance company. A separate account policy’s cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor’s rated these companies A+ or better at June 30, 2013.  Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes.  Management considers BOLI an illiquid asset. BOLI represented 11.8% of the Company’s total risk-based capital at June 30, 2013.

Intangible assets totaled $3.5 million and $4.5 million at June 30, 2013 and June 30, 2012, respectively. The $943 thousand decrease was the result of core deposit intangible amortization during fiscal 2013.

Deposits

The Company’s principal source of funding is its core deposit accounts. At June 30, 2013, core deposits, which the Company defines as non-maturity accounts and certificates of deposit with balances less than $250 thousand, represented 98.3% of total deposits.

Total deposits increased $62.4 million to $484.6 million as of June 30, 2013 from $422.2 million as of June 30, 2012. The overall increase was achieved through the Bank’s online affinity deposit program, which grew CD and money market deposit balances by a total of $69.0 million during fiscal 2013.

The following tables set forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Successor Company
	Year Ended June 30, 2013			Year Ended June 30, 2012
	Average	Weighted	Percent of Total	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$49,343	0.00%	10.26%	$45,933	0.00%	11.41%
Regular savings	31,939	0.14%	6.64%	32,799	0.20%	8.15%
NOW accounts	55,763	0.27%	11.59%	55,218	0.39%	13.72%
Money market accounts	63,931	0.53%	13.29%	44,692	0.39%	11.11%
Time deposits	280,059	1.27%	58.22%	223,782	1.33%	55.61%
Total average deposits	$481,035	0.85%	100.00%	$402,424	0.85%	100.00%

	Successor Company			Predecessor Company
	184 Days Ended June 30, 2011			181 Days Ended December 28, 2010
		Weighted	Percent of Total		Weighted	Percent of Total
	Amount	Average Rate	Average Deposits	Amount	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$43,761	0.00%	11.10%	$37,941	0.00%	9.92%
Regular savings	34,799	0.38%	8.82%	38,303	0.52%	10.02%
NOW accounts	56,386	0.56%	14.30%	53,780	0.69%	14.07%
Money market accounts	52,238	0.51%	13.24%	55,955	0.77%	14.64%
Time deposits	207,251	1.25%	52.54%	196,318	2.36%	51.35%
Total average deposits	$394,435	0.84%	100.00%	$382,297	1.47%	100.00%

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $163.4 million. The scheduled maturity of these deposits is set forth below (dollars in thousands).

3 months or less	$27,694
Over 3 through 6 months	35,931
Over 6 through 12 months	14,545
Over 12 months	85,269
Total time certificates $100 and over	$163,439

Borrowings

Short-term borrowings, FHLB advances, Federal Reserve Discount Window Borrower-in-custody advances, wholesale repurchase agreements and junior subordinated debentures have been the Company’s sources of funding other than deposits. In fiscal 2013, total borrowings decreased by $56.8 million, or 47.0%, to $64.0 million.

Advances from the FHLB were $28.0 million and $43.5 million at June 30, 2013 and June 30, 2012, respectively, a decrease of $15.4 million, or 35.5%.  At June 30, 2013, the Company had pledged investment securities having a fair value of $27.3 million for outstanding FHLB borrowings. In addition, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLB.  Wholesale repurchase agreements were $25.4 million and $66.2 million at June 30, 2013 and 2012, respectively. At June 30, 2013, the Company had pledged investment securities having a fair value of $27.0 million and cash of $3.2 million for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $625 thousand and $1.2 million at June 30, 2013 and 2012, respectively. At June 30, 2013, sweep accounts were secured by $2.0 million of letters of credit issued by the FHLB and investment securities with a fair value of $3.0 million.

The table below sets forth certain information about the Company’s short-term borrowings for the periods indicated:

	Successor Company
	Year Ended June 30, 2013		Year Ended June 30, 2012
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Balance at period end	$625	0.00%	$1,209	2.00%
Average outstanding during period	1,472	1.29%	1,075	1.95%
Maximum outstanding at any period	2,707		1,836

	Successor Company		Predecessor Company
	184 Days Ended June 30, 2011		181 Days Ended December 28, 2010
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Balance at period end	$2,515	1.52%	$62,737	1.13%
Average outstanding during period	19,764	0.76%	53,873	1.41%
Maximum outstanding at any period	62,034		62,737

There were no balances outstanding at June 30, 2013 and 2012, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $80 thousand and $369 thousand at June 30, 2013 and June 30, 2012, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $8.3 million and $8.1 million at June 30, 2013 and 2012, respectively.   See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

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

The allowance for loan losses for periods subsequent to the Merger reflects the impact of adjusting loans to their then fair values, as well as the elimination of the allowance for loan losses in accordance with the acquisition method of accounting. Subsequent to the Merger, the provision for loan losses has been recorded based on estimates of inherent losses in newly originated loans and for incremental reserves required for legacy loans based on estimates of deteriorated credit quality post-Merger.

As of June 30, 2013, the allowance for loan losses totaled $1.1 million, or 0.26% of total loans, as compared to $824 thousand, or 0.23% of total loans, at June 30, 2012.  The year over year increase in the Company’s allowance for losses was principally the result of loan originations and an increase in troubled debt restructurings.  The following table sets forth activity in Company’s allowance for loan losses for the periods indicated.

	Successor Company			Predecessor Company
	Year Ended	Year Ended	184 Days Ended	181 Days Ended	Year Ended	Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011	Dec. 28, 2010	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Allowance at beginning of period	$824	$437	$—	$5,806	$5,764	$5,656
Loans charged-off during the period:
Residential real estate	369	248	42	61	237	271
Commercial real estate	135	26	27	281	412	257
Commercial business	203	17	21	145	509	285
Consumer and other	148	352	216	372	827	1,401
Total loans charged-off	855	643	306	859	1,985	2,214
Recoveries on loans previously charged-off:
Residential real estate	6	3	—	53	34	3
Commercial real estate	10	—	8	4	12	49
Commercial business	7	44	2	26	23	77
Consumer and other	29	37	26	25	94	93
Total recoveries	52	84	36	108	163	222
Net loans charged off during the period	803	559	270	751	1,822	1,992
Provision for loan losses	1,122	946	707	912	1,864	2,100
Allowance at end of period	$1,143	$824	$437	$5,967	$5,806	$5,764

Total loans at end of period (1)	$435,376	$356,254	$309,913	$367,284	$382,309	$393,651
Average loans outstanding during the period (1)	376,660	333,053	332,684	375,878	388,700	404,124
Allowance as a percentage of total loans	0.26%	0.23%	0.14%	1.62%	1.52%	1.46%
Ratio of net charge-offs to average loans outstanding	0.21%	0.17%	0.08%	0.20%	0.47%	0.49%
Allowance as a percentage of non-performing loans	23.54%	13.48%	5.49%	67.49%	65.67%	58.26%

(1)         Amounts and resulting ratios exclude loans held for sale

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	Successor Company						Predecessor Company
	June 30, 2013		June 30, 2012		June 30, 2011		June 30, 2010		June 30, 2009
		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)
Residential real estate	$594	29.36%	$214	38.61%	$34	46.94%	$1,564	40.70%	$1,083	35.29%
Commercial real estate	249	60.75%	93	51.07%	147	38.65%	1,462	33.15%	1,819	32.29%
Commercial business	70	6.83%	292	5.51%	238	7.17%	1,051	7.90%	819	7.42%
Consumer and other	189	3.06%	225	4.81%	18	7.24%	1,462	18.25%	2,043	25.00%
Unallocated	41	0.00%	—	0.00%	—	0.00%	267	0.00%	—	0.00%
Total	$1,143	100.00%	$824	100.00%	$437	100.00%	$5,806	100.00%	$5,764	100.00%

The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans at June 30:

	Successor Company			Predecessor Company
	2013	2012	2011	2010	2009
Past due loans to total loans	1.68%	1.95%	2.41%	2.84%	3.42%

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	Successor Company			Predecessor Company
	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$2,346	$3,090	$2,195	$2,687	$1,542
Commercial real estate	473	417	3,601	3,270	4,100
Construction	—	—	121	445	273
Home equity	334	220	205	302	78
Commercial business	110	1,008	559	1,743	3,327
Consumer	136	324	527	394	574
Total originated portfolio	3,399	5,059	7,208	8,841	9,894
Purchased portfolio:
Residential real estate	—	—	—	—	—
Commercial real estate	1,457	1,055	—	—	—
Commercial business	—	—	—	—	—
Total purchased portfolio	1,457	1,055	—	—	—
Total nonperforming loans	4,856	6,114	7,208	8,841	9,894
Real estate owned and other repossessed collateral	2,134	834	690	1,292	673
Total nonperforming assets	$6,990	$6,948	$7,898	$10,133	$10,567

Nonperforming loans that are current	$887	$377	$3,067	$3,199	$3,352

Non-performing loans to total loans	1.12%	1.72%	2.33%	2.31%	2.51%
Non-performing assets to total assets	1.04%	1.04%	1.32%	1.63%	1.77%

At June 30, 2013, the Company had $4.9 million of nonperforming loans, or 1.1% of total loans, compared to $6.1 million, or 1.7% of total loans, as of June 30, 2012.  While total nonperforming loans decreased, overall nonperforming assets remained flat with fiscal 2012 due to an increase in real estate owned.

TDRs represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. TDRs increased $2.4 million during fiscal 2013, of which, $1.1 million related to loans discharged in bankruptcy in prior years. Under recent regulatory guidance, these loans are required to be classified as TDRs and are considered collateral dependent impaired loans. The balances and payment status of TDRs follow:

	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Nonaccrual	$1,110	$139
Accrual	2,632	1,165
Total TDRs	$3,742	$1,304

At June 30, 2013, the Company had real estate owned and other repossessed collateral amounting to $2.1 million, compared to $834 thousand at June 30, 2012, an increase of $1.3 million.  The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

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

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan.  The Company had $2.9 million and $2.5 million of commercial loans rated substandard or worse at June 30, 2013 and June 30, 2012, respectively.

	June 30, 2013
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	and Industrial	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$95,834	$42	$29,340	$161,965
Loans rated 7	3,537	—	82	3,226
Loans rated 8	1,031	—	264	1,595
Loans rated 9	—	—	—	—
Loans rated 10	—	—	—	—
	$100,402	$42	$29,686	$166,786

	June 30, 2012
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	and Industrial	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	—	250	1,055
Loans rated 8	1,347	—	1,139	—
Loans rated 9	—	—	—	—
Loans rated 10	—	—	—	—
	$100,196	$1,187	$19,612	$84,470

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

Credit Risk

The Company considers credit risk to be the most significant risk that it faces, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies and limits established by the Board, the monitoring of compliance with these policies and limits, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. The Company also utilizes the services of an independent third-party to provide loan review services, which consist of a variety of monitoring techniques after a loan is purchased or originated.

In general, Northeast’s policies establish limits on the maximum amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and concentrations of loans by size, property type, and geography. Underwriting criteria, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The Company’s policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses. For additional information, refer to “Asset Quality” above and Item 1, “Business—Lending Activities.”

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

The ALCO’s primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2013, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company’s policy levels of tolerance.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2013, we estimate that our net interest income in the following 12 months would decrease by 0.92% if rates increased by 200 basis points and decrease by 0.78% if rates declined by 100 basis points. These results indicate a modest level of liability sensitivity in our balance sheet in a rising rate environment and a modest level of asset sensitivity in a declining rate environment, the latter result principally due to our assumption that most non-maturity deposits are at or near their effective interest rate floors. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.  An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2013	-0.92%	-0.78%
June 30, 2012	3.19%	-0.18%

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

The following is a summary of the unused borrowing capacity of the Company at June 30, 2013 available to meet our short-term funding needs (dollars in thousands):

Brokered time deposits	$167,660	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	20,473	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	80	Unused credit line subject to the pledge of indirect auto loans
Total unused borrowing capacity	188,213
Unencumbered investment securities	68,142
Total sources of liquidity	$256,355

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of additional capital stock in the Federal Home Loan Bank of Boston may be required. At June 30, 2013, the Bank had $256.4 million of immediately accessible off-balance sheet liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings or brokered deposits. This position represented 38% of total assets.  Further, at June 30, 2013, the Company had $65.9 million of cash and cash equivalents.  This level of balance sheet liquidity is intended, in part, for future purchases of commercial real estate loans.

On a parent company only basis, commitments and debt service requirements at June 30, 2013 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million. See Note 18 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2013, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $401 thousand.  Including the impact of the interest rate swap associated with NBN Capital Trust IV subordinated debentures, annual payments are expected to total $653 thousand.

The principal sources of funds for the Company to meet parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by Northeast Bank, see Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Annual Report.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations, and other commitments with off-balance sheet risk, both at June 30, 2013, follows:

	Payments Due - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Contractual obligations:
FHLB advances	$27,500	$—	$12,500	$15,000	$—
Wholesale repurchase agreements	25,000	15,000	10,000	—	—
Junior subordinated debentures	16,496	—	—	—	16,496
Capital lease obligation	2,080	264	567	612	637
Short-term borrowings	625	625	—	—	—
Total debt obligations	71,701	15,889	23,067	15,612	17,133
Operating lease obligations	9,541	1,120	2,248	1,894	4,279
Total contractual obligations	$81,242	$17,009	$25,315	$17,506	$21,412

	Amount of Commitment Expiring - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit	$44,157	$26,341	$4,409	$2,332	$11,075
Standby letters of credit	420	420	—	—	—
Total commitments	$44,577	$26,761	$4,409	$2,332	$11,075

Capital

Stockholders’ equity totaled $113.8 million and $119.1 million at June 30, 2013 and 2012, respectively, a decrease of $5.3 million, or 4.5%. The decrease in stockholders’ equity was principally due to the redemption of all shares of preferred stock and common stock warrants issued to the U.S. Department of the Treasury (the “UST”) under the Troubled Asset Relief Program (“TARP”).  The Company paid $4.3 million in December 2012 to redeem the preferred stock and warrants.

In May of 2012, the Company raised net proceeds of $52.7 million through the sale of 6.9 million shares of common stock, resulting in total outstanding common shares of approximately 10.4 million.

See Note 9 of the Notes to the Consolidated Financial Statements for information on capital ratios. Regulatory capital ratios for the Company and the Bank currently exceed all applicable requirements, including the commitments made to the Federal Reserve and the Bureau in connection with the Merger to maintain minimum Tier 1 leverage and total risk-based capital ratios of 10% and 15%, respectively.

Impact of Inflation

The consolidated financial statements and related notes have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, nearly all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

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

•                  National and local economic trends and conditions

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

Item 8.                                  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Northeast Bancorp

We have audited the accompanying consolidated balance sheet of Northeast Bancorp and subsidiary as of June 30, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and subsidiary at June 30, 2013 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 27, 2013

To the Board of Directors

Northeast Bancorp

Lewiston, Maine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Northeast Bancorp and Subsidiary as of June 30, 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and Subsidiary as of June 30, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
September 10, 2012

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30,
	2013	2012
Assets
Cash and due from banks	$3,238	$2,538
Short-term investments	62,696	125,736
Total cash and cash equivalents	65,934	128,274

Available-for-sale securities, at fair value	121,597	133,264
Loans held for sale	8,594	9,882

Loans	435,376	356,254
Less: Allowance for loan losses	1,143	824
Loans, net	434,233	355,430

Premises and equipment, net	10,075	9,205
Real estate owned and other possessed collateral, net	2,134	834
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,721	5,473
Intangible assets, net	3,544	4,487
Bank owned life insurance	14,385	14,295
Other assets	4,422	8,052
Total assets	$670,639	$669,196

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$46,425	$45,323
Interest bearing	438,198	376,865
Total deposits	484,623	422,188
Federal Home Loan Bank advances	28,040	43,450
Wholesale repurchase agreements	25,397	66,183
Short-term borrowings	625	1,209
Junior subordinated debentures issued to affiliated trusts	8,268	8,106
Capital lease obligation	1,739	1,911
Other liabilities	8,145	7,010
Total liabilities	556,837	550,057

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2013; 4,227 shares issued and outstanding at June 30, 2012; liquidation preference of $1,000 per share	—	4
Voting common stock, $1.00 par value, 25,000,000 and 13,500,000 shares authorized at June 30, 2013 and 2012, respectively; 9,565,680 and 9,307,127 issued and outstanding at June 30, 2013 and 2012, respectively	9,566	9,307
Non-voting common stock, $1.00 par value, 3,000,000 and 1,500,000 shares authorized at June 30, 2013 and 2012, respectively; 880,963 and 1,076,314 issued and outstanding at June 30, 2013 and 2012, respectively	881	1,076
Additional paid-in capital	92,745	96,359
Retained earnings	12,524	12,235
Accumulated other comprehensive (loss) income	(1,914)	158
Total stockholders’ equity	113,802	119,139
Total liabilities and stockholders’ equity	$670,639	$669,196

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Year Ended June 30,
	2013	2012
Interest and dividend income:
Interest on loans	$35,017	$24,734
Interest and dividends on available-for-sale securities	1,138	2,019
Other interest and dividend income	388	261
Total interest and dividend income	36,543	27,014

Interest expense:
Deposits	4,098	3,426
Federal Home Loan Bank advances	967	1,028
Wholesale repurchase agreements	651	991
Short-term borrowings	19	21
Junior subordinated debentures issued to affiliated trusts	769	751
Obligation under capital lease agreement	92	100
Total interest expense	6,596	6,317

Net interest and dividend income before provision for loan losses	29,947	20,697
Provision for loan losses	1,122	946
Net interest and dividend income after provision for loan losses	28,825	19,751

Noninterest income:
Fees for other services to customers	1,648	1,383
Net securities gains	792	1,111
Gain on sales of loans held for sale	3,009	2,761
Gain on sales of portfolio loans	2,311	1,071
Gain (loss) recognized on real estate owned and other repossessed collateral, net	746	(5)
Investment commissions	2,919	2,782
Bank-owned life insurance income	718	501
Other noninterest income	82	72
Total noninterest income	12,225	9,676

Noninterest expense:
Salaries and employee benefits	19,218	15,634
Occupancy and equipment expense	4,766	3,826
Professional fees	1,634	1,708
Data processing fees	1,141	1,088
Marketing expense	1,049	691
Loan acquisition and collection expense	1,766	1,106
FDIC insurance premiums	454	482
Intangible asset amortization	943	1,198
Legal settlement expense	980	—
Other noninterest expense	2,734	2,497
Total noninterest expense	34,685	28,230

Income from continuing operations before income tax expense	6,365	1,197
Income tax expense	1,945	181
Net income from continuing operations	$4,420	$1,016

Income from discontinued operations	$—	$186
Gain on sale of discontinued operations	—	1,566
Income tax expense	—	605
Net income from discontinued operations	—	1,147
Net income	$4,420	$2,163
Net income available to common stockholders	$4,065	$1,771

Weighted-average shares outstanding:
Basic	10,409,588	4,277,777
Diluted	10,409,588	4,291,352
Earnings per common share:
Basic:
Income from continuing operations	$0.39	$0.15
Income from discontinued operations	—	0.26
Net income	$0.39	$0.41
Diluted:
Income from continuing operations	$0.39	$0.15
Income from discontinued operations	—	0.26
Net income	$0.39	$0.41
Cash dividends declared per common share:	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended June 30,
	2013	2012

Net income	$4,420	$2,163

Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	(2,469)	1,896
Reclassification adjustment for net gains included in net income	(792)	(1,111)
Total available-for-sale securities	(3,261)	785
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	192	(122)
Reclassification adjustments for net gains included in net income	(70)	(80)
Total derivatives and hedging activities	122	(202)
Total other comprehensive (loss) income, before tax	(3,139)	583
Income tax (benefit) expense related to other comprehensive (loss) income	(1,067)	199
Other comprehensive (loss) income, net of tax	(2,072)	384
Comprehensive income	$2,348	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
Balance at June 30, 2011	4,227	$4	3,312,173	$3,312	195,351	$195	$49,943	$11,726	$(226)	$64,954
Net income	—	—	—	—	—	—	—	2,163	—	2,163
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	384	384
Issuance of common stock	—	—	5,994,954	5,995	880,963	881	45,791	—	—	52,667
Dividends on preferred stock	—	—	—	—	—	—	—	(212)	—	(212)
Dividends on common stock at $0.36 per share	—	—	—	—	—	—	—	(1,262)	—	(1,262)
Stock-based compensation	—	—	—	—	—	—	445	—	—	445
Accretion of preferred stock	—	—	—	—	—	—	180	(180)	—	—
Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,139
Net income	—	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(2,072)	(2,072)
Conversion of non-voting common stock to voting common stock	—	—	195,351	195	(195,351)	(195)	—	—	—	—
Stock offering costs	—	—	—	—	—	—	(59)	—	—	(59)
Issuance of restricted common stock	—	—	63,202	64	—	—	(64)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	—	(113)
Dividends on common stock at $0.36 per share	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Stock-based compensation	—	—	—	—	—	—	563	—	—	563
Redemption of preferred stock and warrants	(4,227)	(4)	—	—	—	—	(4,322)	—	—	(4,326)
Accretion of preferred stock	—	—	—	—	—	—	268	(268)	—	—
Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2013	2012
Operating activities:
Net income	$4,420	$2,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,122	946
(Gain) loss on sale or impairment of repossessed collateral, net	(746)	5
Accretion of loans, net	(9,926)	(3,642)
Accretion of deposits, net	(989)	(1,292)
Accretion of borrowings, net	(1,034)	(2,151)
Originations of loans held for sale	(141,870)	(126,130)
Net proceeds from sales of loans held for sale	146,167	124,185
Gain on sales of loans held for sale	(3,009)	(2,761)
Gain on sales of portfolio loans	(2,311)	(1,071)
Amortization of intangible assets	943	1,266
Bank-owned life insurance income, net	(718)	(501)
Depreciation of premises and equipment	1,745	1,299
Loss on disposition of premises and equipment	12	4
Net gain on sale of available-for-sale securities	(792)	(1,111)
Deferred income tax (benefit) provision	(428)	1,827
Stock-based compensation	563	445
Gain on sale of assets of insurance division	—	(1,566)
Amortization of securities, net	1,710	1,671
Changes in other assets and liabilities:
Other assets	3,630	(1,253)
Other liabilities	2,834	693
Net cash provided by (used in) operating activities	1,323	(6,974)

Investing activities:
Proceeds from sales of available-for-sale securities	159,579	179,045
Purchases of available-for-sale securities	(167,294)	(185,991)
Proceeds from maturities and principal payments on available-for-sale securities	15,203	22,869
Loan purchases	(121,336)	(101,779)
Loan originations and principal collections, net	42,217	50,333
Purchases of premises and equipment	(2,897)	(2,565)
Proceeds from sales of premises and equipment	—	163
Proceeds from sales of portfolio loans	7,140	8,284
Proceeds from sales of real estate owned and other repossessed collateral	3,925	826
Proceeds from life insurance benefits	628	—
(Purchase) redemption of regulatory stock, net	(248)	287
Proceeds from sale of assets of insurance division	—	9,889
Net cash used in investing activities	(63,083)	(18,639)

Financing activities:
Net increase in deposits	63,424	22,362
Net decrease short-term borrowings	(584)	(1,306)
Dividends paid on preferred stock	(113)	(212)
Dividends paid on common stock	(3,750)	(1,262)
Net proceeds from issuance of common stock	(59)	52,667
Repayment of FHLB borrowings and wholesale repurchase agreements	(55,000)	—
Repayment of other borrowings	—	(2,129)
Redemption of preferred stock and warrants	(4,326)	—
Repayment of capital lease obligation	(172)	(164)
Net cash (used in) provided by financing activities	(580)	69,956
Net (decrease) increase in cash and cash equivalents	(62,340)	44,343
Cash and cash equivalents, beginning of year	128,274	83,931
Cash and cash equivalents, end of year	$65,934	$128,274

Supplemental schedule of cash flow information:
Interest paid	$8,751	$9,774
Income taxes paid, net	954	321

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$5,264	$1,019
Transfers from real estate owned to loans	1,055	44

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2013 and 2012, such reserve balances totaled $5.3 million and $3.8 million, respectively.

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

In connection with loans to be held for sale, the Company often offers interest rate lock commitments to prospective borrowers.  The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments.  The Company uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition.  As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company’s expectations at acquisition, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  For residential and consumer loans, a charge-off is recorded no later than 180 days past due if the loan balance exceeds the fair value of the collateral, less costs to sell.  For commercial loans, a charge-off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

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

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2013 or 2012.

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

Real Estate Owned and Other Repossessed Collateral

Assets in control of the Company or acquired through foreclosure or repossession are held for sale and are initially recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis.  The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance or through a direct write-off.  Subsequent increases in the fair value may only be recorded to the extent of any previously recognized valuation allowance.  Rental revenue received on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.

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

Stock-Based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.   For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Derivatives

Derivative instruments are carried at fair value in the Company’s financial statements.  The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period.  For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings during the period of change.  At the inception of a hedge, the Company documents certain items, including but not limited to the following:  the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness.  Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

2.                          Available-for-sale Securities

Securities available-for-sale at amortized cost and approximate fair values are summarized below:

	June 30, 2013		June 30, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,289	$45,333	$45,824	$45,808
Agency mortgage-backed securities	78,944	76,264	86,816	87,456
	$124,233	$121,597	$132,640	$133,264

At June 30, 2013, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The gross unrealized gains and unrealized losses on available-for-sale securities are as follows:

	June 30, 2013		June 30, 2012
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(Dollars in thousands)
U.S. Government agency securities	$44	$—	$5	$(21)
Agency mortgage-backed securities	—	(2,680)	640	—
	$44	$(2,680)	$645	$(21)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Gross realized gains	$831	$1,178
Gross realized losses	(39)	(67)
Net security gains	$792	$1,111

At June 30, 2013, investment securities with a fair value of approximately $53.5 million were pledged as collateral to secure outstanding wholesale repurchase agreements and FHLB advances.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	76,264	(2,680)	—	—	76,264	(2,680)
	$76,264	$(2,680)	$—	$—	$76,264	$(2,680)

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,585	$(21)	$—	$—	$36,585	$(21)
Agency mortgage-backed securities	—	—	—	—	—	—
	$36,585	$(21)	$—	$—	$36,585	$(21)

There were no other-than-temporary impairment losses on securities during the year ended June 30, 2013 and 2012.

At June 30, 2013, the Company did not have any securities in a continuous loss position for greater than twelve months.  At June 30, 2013, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at June 30, 2013 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2013.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$45,288	$45,332
Due after one year through five years	—	—
Due after five years through ten years	41,845	40,622
Due after ten years	37,100	35,643
	$124,233	$121,597

3.                          Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	June 30, 2013			June 30, 2012
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)			(Dollars in thousands)
Residential real estate	$89,734	$2,706	$92,440	$90,944	$3,931	$94,875
Home equity	35,389	—	35,389	42,696	—	42,696
Commercial real estate	100,402	164,046	264,448	100,196	80,539	180,735
Construction	42	—	42	1,187	—	1,187
Commercial business	29,686	34	29,720	19,612	—	19,612
Consumer	13,337	—	13,337	17,149	—	17,149
Total loans	$268,590	$166,786	$435,376	$271,784	$84,470	$356,254

Loans pledged as collateral with the FHLB for borrowings totaled $56.7 and $67.9 at June 30, 2013 and 2012, respectively.

Loans serviced for others totaled $97.1 million and $33.8 million at June 30, 2013 and 2012, respectively.

Activity in the allowance for loan losses follows:

	Year ended June 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	& Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$—	$—	$824
Provision	743	158	(26)	83	123	41	1,122
Recoveries	6	10	7	29	—	—	52
Charge-offs	(369)	(88)	(203)	(148)	(47)	—	(855)
Ending balance	$594	$173	$70	$189	$76	$41	$1,143

	Year ended June 30, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	& Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$34	$147	$238	$18	$—	$—	$437
Provision	425	(28)	27	522	—	—	946
Recoveries	3	—	44	37	—	—	84
Charge-offs	(248)	(26)	(17)	(352)	—	—	(643)
Ending balance	$214	$93	$292	$225	$—	$—	824

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	& Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$235	$85	$63	$23	$65	$—	$471
Collectively evaluated	359	88	7	166	—	41	661
ASC 310-30	—	—	—	—	11	—	11
Total	$594	$173	$70	$189	$76	$41	$1,143

Loans:
Individually evaluated	$2,626	$1,558	$110	$149	$1,129	$—	$5,572
Collectively evaluated	122,497	98,886	29,576	13,188	—	—	264,147
ASC 310-30	—	—	—	—	165,657	—	165,657
Total	$125,123	$100,444	$29,686	$13,337	$166,786	$—	$435,376

	June 30, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	& Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$3	$41	$284	$—	$—	$—	$328
Collectively evaluated	211	52	8	225	—	—	496
ASC 310-30	—	—	—	—	—	—	—
Total	$214	$93	$292	$225	$—	$—	$824

Loans:
Individually evaluated	$399	$2,057	$1,127	$—	$1,055	$—	$4,638
Collectively evaluated	133,241	99,326	18,485	17,149	—	—	268,201
ASC 310-30	—	—	—	—	83,415	—	83,415
Total	$133,640	$101,383	$19,612	$17,149	$84,470	$—	$356,254

The following table sets forth information regarding impaired loans.  The recorded investment in impaired loans includes discounts or premiums from acquisition through purchase or merger.  Interest income recognized includes interest received or accrued based on loan principal and contractual interest rates.

				For the Year Ended
	At June 30, 2013			June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,158	$1,225	$—	$891	$42
Consumer	88	93	—	59	4
Commercial real estate	434	479	—	1,183	70
Commercial business	47	101	—	144	3
Purchased:
Commercial real estate	928	1,279	—	397	18
Residential real estate	—	—	—	—	—
Total	2,655	3,177	—	2,674	137
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,468	1,420	235	1,045	75
Consumer	61	61	23	55	4
Commercial real estate	1,124	1,131	85	750	32
Commercial business	63	98	63	189	—
Purchased:
Commercial real estate	201	276	65	40	3
Residential real estate	—	—	—	—	—
Total	2,917	2,986	471	2,079	114
Total impaired loans	$5,572	$6,163	$471	$4,753	$251

				For the Year Ended
	At June 30, 2012			June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$293	$483	$—	$235	$21
Consumer	—	—	—	—	—
Commercial real estate	1,482	1,738	—	1,119	99
Commercial business	377	692	—	520	15
Purchased:
Commercial real estate	1,055	1,462	—	211	—
Residential real estate	—	—	—	—	—
Total	3,207	4,375	—	2,085	135
Impaired loans with a valuation allowance:
Originated:
Residential real estate	106	103	3	73	—
Consumer	—	—	—	—	—
Commercial real estate	575	565	41	647	27
Commercial business	750	817	284	732	—
Purchased:
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Total	1,431	1,485	328	1,452	27
Total impaired loans	$4,638	$5,860	$328	$3,537	$162

The following is a summary of past due and non-accrual loans:

	June 30, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$278	$408	$—	$1,965	$2,651	$87,083	$89,734	$2,346
Home equity	53	47	—	253	353	35,036	35,389	334
Commercial real estate	91	326	—	98	515	99,887	100,402	473
Construction	—	—	—	—	—	42	42	—
Commercial business	—	—	—	44	44	29,642	29,686	110
Consumer	193	77	—	117	387	12,950	13,337	136
Total originated portfolio	615	858	—	2,477	3,950	264,640	268,590	3,399

Purchased portfolio:
Residential real estate	—	—	—	—	—	2,706	2,706	—
Commercial business	—	—	—	—	—	34	34	—
Commercial real estate	—	2,210	—	1,135	3,345	160,701	164,046	1,457
Total purchased portfolio	—	2,210	—	1,135	3,345	163,441	166,786	1,457
Total loans	$615	$3,068	$—	$3,612	$7,295	$428,081	$435,376	$4,856

	June 30, 2012
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$261	$183	$—	$2,907	$3,351	$87,593	$90,944	$3,090
Home equity	16	160	—	136	312	42,384	42,696	220
Commercial real estate	—	208	—	417	625	99,571	100,196	417
Construction	—	—	—	—	—	1,187	1,187	—
Commercial business	—	107	—	901	1,008	18,604	19,612	1,008
Consumer	259	137	—	206	602	16,547	17,149	324
Total originated portfolio	536	795	—	4,567	5,898	265,886	271,784	5,059

Purchased portfolio:
Residential real estate	—	—	—	—	—	3,931	3,931	—
Commercial real estate	—	—	—	1,055	1,055	79,484	80,539	1,055
Total purchased portfolio	—	—	—	1,055	1,055	83,415	84,470	1,055
Total loans	$536	$795	$—	$5,622	$6,953	$349,301	$356,254	$6,114

The following tables present a summary of purchased credit-impaired loans acquired by the LASG:

	PCI Loans Acquired
	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Contractually required payments receivable	$62,182	$35,455
Nonaccretable difference	(12,942)	(8,765)
Cash flows expected to be collected	49,240	26,690
Accretable yield	(19,280)	(8,589)
Fair value of loans acquired	$29,960	$18,101

	PCI Loans: Activity in Accretable Yield
	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Beginning balance	$7,169	$—
Accretion	(5,278)	(1,912)
Acquisitions	19,280	8,589
Reclassifications from nonaccretable difference	1,257	1,156
Other changes	(5,984)	(664)
End balance	$16,444	$7,169

The following table provides information related to the unpaid principal balance and carrying amounts of PCI loans.

	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Unpaid principal balance	$48,340	$21,359
Carrying amount	$30,775	$13,866

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Year Ended June 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	12	$1,113	$1,113	1	$139	$139
Home equity	4	158	158	1	20	20
Commercial real estate	1	103	50	1	184	184
Commercial business	—	—	—	—	—	—
Consumer	6	16	16	—	—	—
Total originated portfolio	23	1,390	1,337	3	343	343

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	2	207	280	—	—	—
Total purchased portfolio	2	207	280	—	—	—
Total	25	$1,597	$1,617	3	$343	$343

Further, during the first quarter of fiscal 2013, the Company identified approximately $1.1 million of residential and consumer loans for which the borrower’s obligation had been discharged in bankruptcy in a prior period.  Under recent regulatory guidance, these loans are required to be classified as TDRs and are considered collateral dependent impaired loans.

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Year Ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	4	$180	1	$20
Adjusted interest rate	5	240	—	—
Rate and maturity	6	736	1	184
Principal deferment	2	72	1	139
Protective advance	1	201	—	—
Court ordered concession	4	184	—	—
Other	3	4	—	—
	25	$1,617	3	$343

There were no defaults of loans previously modified in a TDR during the years ended June 30, 2013 or 2012.

As of June 30, 2013, there were no further commitments to lend associated with loans modified in a TDR.

The following table shows the Company’s total TDRs as of the dates indicated.

	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Nonaccrual	$1,110	$139
Accrual	2,632	1,165
Total TDRs	$3,742	$1,304

Credit Quality Indicators

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

The following tables present the Company’s commercial loans by risk rating.

	June 30, 2013
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	and Industrial	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$95,834	$42	$29,340	$161,965
Loans rated 7	3,537	—	82	3,226
Loans rated 8	1,031	—	264	1,595
Loans rated 9	—	—	—	—
Loans rated 10	—	—	—	—
	$100,402	$42	$29,686	$166,786

	June 30, 2012
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	and Industrial	Purchased Portfolio
	(Dollars in thousands)
Loans rated 1- 6	$96,963	$1,187	$18,223	$83,415
Loans rated 7	1,886	—	250	1,055
Loans rated 8	1,347	—	1,139	—
Loans rated 9	—	—	—	—
Loans rated 10	—	—	—	—
	$100,196	$1,187	$19,612	$84,470

4.                                      Premises and Equipment

Premises and equipment consists of the following:

	June 30, 2013	June 30, 2012	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$940	$1,210	n/a
Buildings	2,120	2,120	39
Assets recorded under capital lease	1,850	1,850	Term of lease
Leasehold and building improvements	2,310	940	5-39 (or term of lease, if shorter)
Furniture, fixtures and equipment	6,295	4,909	3-7
	13,515	11,029
Less accumulated depreciation	3,440	1,824
Net premises and equipment	$10,075	$9,205

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.7 million for the year ended June 30, 2013 and $1.3 million for the year ended June 30, 2012.

5.                                      Intangible Assets

At June 30, 2013 and 2012, intangible assets consisted of a core deposit intangible.  During the year ended June 30, 2012, intangible assets consisting of customer lists and non-compete agreements were included in the sale of the assets of the Company’s insurance division.  The Company’s core deposit intangible is being amortized on an accelerated basis over 9.5 years.

The changes in the carrying amount of intangible assets follow:

	Identifiable Intangibles
	Core		Total
	Deposit	Other	Identifiable
	Intangible	Intangibles	Intangibles

Balance, June 30, 2011	$5,685	$7,448	$13,133
Amortization	(1,198)	(68)	(1,266)
Assets sold or disposed	—	(7,380)	(7,380)
Balance, June 30, 2012	4,487	—	4,487
Amortization	(943)	—	(943)
Assets sold or disposed	—	—	—
Balance, June 30, 2013	$3,544	$—	$3,544

The components of identifiable intangible assets follow at June 30:

	2013	2012
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(2,804)	(1,861)
	$3,544	$4,487

Estimated annual amortization expense associated with intangible assets follows for the fiscal years ending June 30 (dollars in thousands):

2014	$746
2015	589
2016	477
2017	432
2018	433
Thereafter	867
$3,544

6.                          Deposits

The composition of deposits at June 30 follows:

	2013	2012
	(Dollars in thousands)
Demand	$46,425	$45,323
NOW	57,334	57,477
Money market	84,416	45,024
Regular savings	33,636	32,727
Time certificates of less than $100	99,373	100,292
Other time certificates	163,439	141,345
	$484,623	$422,188

The scheduled maturities of time certificates at June 30, 2013 by fiscal year follow (dollars in thousands):

2014	$103,557
2015	59,172
2016	48,218
2017	15,139
2018	32,586
Thereafter	4,140
$262,812

7.                          Borrowings

Federal Home Loan Bank

A summary of fixed-rate long term advances from the Federal Home Loan Bank of Boston as of June 30 follows:

Maturity
By Fiscal	Unpaid Principal Balance		Carrying Amount		Weighted Average Cost
Year	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
2013	$—	$15,000	$—	$15,194	—%	1.46%
2014	—	—	—	—	—	—
2015	12,500	12,500	12,626	12,728	2.08	2.30
2016	—	—	—	—	—	—
2017	10,000	10,000	10,296	10,382	3.28	3.48
2018	5,000	5,000	5,118	5,146	3.68	3.84
	$27,500	$42,500	$28,040	$43,450	2.81	2.47

At June 30, 2013, FHLB advances with unpaid principal of $10.0 million were subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLB.

As of June 30, 2013, the Company had a $2.1 million line of credit arrangement with the FHLB which was fully available.  Also at June 30, 2013, the Company had approximately $44.0 million of additional capacity to borrow from the FHLB.

Wholesale Repurchase Agreements

A summary of wholesale repurchase agreements as of June 30 follows:

Maturity
By Fiscal	Unpaid Principal Balance		Carrying Amount		Weighted Average Cost
Year	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
2013	$—	$40,000	$—	$40,302	—%	1.22%
2014	15,000	15,000	15,035	15,358	0.80	1.64
2015	—	—	—	—	—	—
2016	10,000	10,000	10,362	10,523	2.74	2.74
	$25,000	$65,000	$25,397	$66,183	1.59	1.56

At June 30, 2013, $10.0 million of wholesale repurchase agreements maturing in fiscal 2016 are callable on a quarterly basis.

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

The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2013 are as follows for years ending June 30 (dollars in thousands):

2014	$264
2015	264
2016	303
2017	306
2018	306
2019 and thereafter	637
2,080
Imputed interest	(341)
Capital lease obligation	$1,739

Short-Term Borrowings

Short-term borrowings are sweep accounts, which are a demand account product that moves balances in excess of an agreed upon target amount from a demand deposit account into an interest-bearing account overnight.  The sweep account is collateralized with a letter of credit issued by the FHLBB.  The Company ceased offering securities sold under agreements to repurchase in fiscal 2011. The weighted average interest rate on short-term borrowings was 0.00% and 2.00% at June 30, 2013 and 2012, respectively.

8.                          Junior Subordinated Debentures Issued to Affiliated Trusts

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at June 30, 2013. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the “Preferred Securities”) were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

	Maturity	Unpaid Principal Balance		Carrying Amount
	Date	2013	2012	2013	2012
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,775	$1,747
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,775	1,747
NBN Capital Trust IV	February 23, 2035	10,310	10,310	4,718	4,612
		$16,496	$16,496	$8,268	$8,106

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

The Junior Subordinated Debentures each have variable rates indexed to three-month LIBOR. During the fiscal year ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company’s Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates.

The interest rate caps hedge the junior subordinated debt resulting from the issuance of trust preferred securities by our affiliates NBN Capital Trust II and NBN Capital Trust III. The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once the three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009 and mature five years thereafer.

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

As of June 30, 2013 and 2012, the most recent notification from the Company’s and the Bank’s regulator categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s regulatory designation as “well-capitalized” under the regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2013 and 2012, the Company’s and the Bank’s ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2013 and 2012.  The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013:
Total capital to risk weighted assets:
Company	$122,291	27.54%	$35,520	>8.0%	$ N/A	N/A
Bank	99,527	22.30%	35,709	>8.0%	44,637	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,148	27.29%	17,760	>4.0%	N/A	N/A
Bank	95,485	21.39%	17,855	>4.0%	26,782	>6.0%

Tier 1 capital to average assets:
Company	121,148	17.78%	27,255	>4.0%	N/A	N/A
Bank	95,485	14.08%	27,121	>4.0%	33,902	>5.0%

June 30, 2012:
Total capital to risk weighted assets:
Company	$124,452	33.34%	$29,863	>8.0%	$ N/A	N/A
Bank	75,081	20.14%	29,824	>8.0%	37,280	>10.0%

Tier 1 capital to risk weighted assets:
Company	123,628	33.12%	14,931	>4.0%	N/A	N/A
Bank	70,414	18.89%	14,910	>4.0%	22,365	>6.0%

Tier 1 capital to average assets:
Company	123,628	19.91%	24,837	>4.0%	N/A	N/A
Bank	70,414	11.43%	24,642	>4.0%	30,802	>5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

In connection with the Merger, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

10.                   Earnings Per Common Share

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

	Year ended June 30,
	2013	2012
	(Dollars in thousands, except share and per share data)
Net income from continuing operations	$4,420	$1,016
Preferred stock dividends and accretion	(355)	(392)
Net income from continuing operations available to common shareholders	$4,065	$624

Weighted average shares used in calculation of basic earnings per share	10,409,588	4,277,777
Incremental shares from assumed exercise of dilutive securities	—	13,575
Weighted average shares used in calculation of diluted earnings per share	10,409,588	4,291,352

Earnings per common share:
Income from continuing operations	$0.39	$0.15
Income from discontinued operations	—	0.26
Earnings per common share	$0.39	$0.41

Diluted earnings per common share:
Income from continuing operations	$0.39	$0.15
Income from discontinued operations	—	0.26
Diluted earnings per common share	$0.39	$0.41

Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow:

	Year ended June 30,
	2013	2012
Stock options	963,549	796,049
Warrants	31,365	—
	994,914	796,049

11.                   Income Taxes

The current and deferred components of income tax expense from continuing operations follows:

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Current provision (benefit)
Federal	$2,179	$(1,033)
State	194	71
Total current provision (benefit)	2,373	(962)
Deferred (benefit) provision
Federal	(428)	1,143
Total deferred (benefit) provision	(428)	1,143
Total tax provision	$1,945	$181

The reconciliation between the statutory federal income tax rate of 34% and the effective tax rate on income from continuing operations follows:

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$2,164	$407
State tax, net of federal tax benefit	128	47
Non-taxable BOLI income	(244)	(170)
Low-income housing tax credit	(118)	(118)
Other	15	15
Total tax provision	$1,945	$181

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	2013	2012
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$378	$280
Loan basis differential	931	629
Time deposit basis differential	252	589
Derivative basis differential	89	146
Capital lease	127	120
Deferred compensation	138	213
Stock-based compensation	584	418
Unrealized loss on derivatives	89	130
Unrealized loss on available for sale securities	896	—
Interest on nonperforming loans	266	212
Limited partnerships	123	97
Other	232	205
Total deferred tax asset	4,105	3,039
Deferred tax liabilities
Goodwill and other intangible assets	(1,205)	(1,526)
Prepaid expenses	(56)	(268)
Premises and equipment	(761)	(801)
Borrowings basis differential	(2,479)	(2,127)
Unrealized gain on available for sale securities	—	(212)
Other	(63)	(59)
Total deferred tax liability	(4,564)	(4,993)
Net deferred tax liability	$(459)	$(1,954)

The net deferred tax liability was included in other liabilities in the accompanying balance sheet as of June 30, 2013 and 2012.

At June 30, 2013, the Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal 2010 tax return and forward.

12.                   Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee’s contribution up to the first 6% contributed. For the years ended June 30, 2013 and 2012, the Company contributed $350 thousand and $308 thousand, respectively.

Deferred Compensation

The Company has individual deferred compensation agreements with five senior officers.  The Company recognized deferred compensation expense of $160 thousand and $159 thousand for the years ended June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, the Company’s deferred compensation liability was $405 thousand and $245 thousand, respectively.

13.                Stock-Based Compensation

At the 2012 annual meeting of shareholders, the Company’s shareholders approved the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (the “Restated Plan”). The Restated Plan amends and restates the Northeast Bancorp 2010 Option and Incentive Plan (the “2010 Plan”).  The key material differences between the 2010 Plan and the Restated Plan are:

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

A summary of stock option activity for the year ended June 30, 2013 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	796,049	$13.98
Granted	395,919	9.38
Exercised	—	—
Forfeited	(18,301)	13.40
Outstanding at end of year	1,173,667	12.44
Exercisable	126,714	14.08

		Weighted
		Average Grant
	Shares	Date Fair Value
Exercisable, beginning of year	54,175	$3.86
Vested	75,239	3.86
Exercised	—	—
Forfeited or expired	(2,700)	3.85
Exercisable, end of year	126,714	3.86

The fair values of options granted have been estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions.

	Year Ended June 30,
	2013	2012
Assumptions:
Dividend yield	3.86%	2.81%
Expected life	6.5 years	6.0 years
Expected volatility	30.47%	33.86%
Risk-free interest rate	1.26%	0.98%
Weighted average fair value per option	$1.79	$4.39

The expected volatility is based on historical volatility. The risk-free interest rate is for periods within the expected life of the awards, and is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on expected exercise experience.

During the year ended June 30, 2013, certain provisions of outstanding stock options with market-based conditions were modified.  The options, consisting of 237,616 shares, were granted to three executives of the Company in December of 2010 and were to vest in three equal tranches upon the Company’s common stock reaching applicable hurdle prices over specified time periods.  The applicable hurdle price varies depending on the number of years that have elapsed since the date of grant.  With respect to the first tranche, the applicable hurdle price was $27.86 for the period from December 29, 2010 through December 29, 2015; $31.34 for the period from December 29, 2015 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017.  With respect to the second tranche, the hurdle price was $31.34 for the period from December 29, 2010 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017. With respect to the third tranche, the hurdle price was $34.83 for the period from December 29, 2010 through December 29, 2017.

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

The incremental expense resulting from the modification was calculated as the difference between the stock option’s fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield	3.72%
Expected life	7.8 years
Expected volatility	28.45% - 32.84%
Risk-free interest rate	0.07% - 1.54%
Incremental weighted average fair value per option	$0.52

The following table summarizes information about stock options outstanding at June 30, 2013.

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average		Weighted Average	Aggregate	Weighted Average		Weighted Average	Aggregate
Exercise Price	Number	Remaining Life	Intrinsic Value	Exercise Price	Number	Remaining Life	Intrinsic Value
$9.38	395,919	9.58 years	$115	$9.38	—	9.58 years	$—
12.63	32,500	8.58	—	12.63	—	8.58	—
13.93	583,238	7.50	—	13.93	94,312	7.50	—
14.52	162,010	7.50	—	14.52	32,402	7.50	—
12.44	1,173,667	8.23	$115	12.44	126,714	7.50	$—

A summary of restricted stock activity for the year ended June 30, 2013 follows:

		Weighted
		Average Grant Date
	Shares	Fair Value
Unvested at beginning of period	13,026	$13.93
Granted	63,202	9.33
Vested	(5,210)	13.93
Forfeited	—	—
Unvested at end of period	71,018	9.84

At June 30, 2013 and 2012, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011.  The SARs expire in December of 2020.

Stock-based compensation totaled $563 thousand for the year ended June 30, 2013 and $445 thousand for the year ended June 30, 2012.  The tax benefit related to stock-based compensation expensed totaled $191thousand for the year ended June 30, 2013 and $151 thousand for the year ended June 30, 2012.  The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Year Ending June 30,
	2014	2015	2016	2017	2018	Total
	(Dollars in thousands)
Stock options	$523	$549	$424	$223	$83	$1,802
Restricted stock	118	118	118	118	69	541
	$641	$667	$542	$341	$152	$2,343

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

Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2013	2012
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$12,445	$10,279
Construction loans	—	106
Consumer	—	25
Commercial real estate mortgages	—	361
Commercial business loans	904	1,145
	$13,349	$11,916

Unused lines of credit	$30,809	$36,276
Standby letters of credit	420	602
Unadvanced portions of construction loans	—	162

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $10 thousand and $6 thousand recorded in other liabilities at June 30, 2013 and 2012, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of June 30, 2013 and 2012, the maximum potential amount of the Company’s obligation was $420 thousand and $602 thousand, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties used in operations under terms of operating leases that include renewal options. Rental expense under leases totaled $1.0 million for the year ended June 30, 2013 and $817 thousand for the year ended June 30, 2012.

Approximate future minimum lease payments over the remaining terms of the Company’s leases at June 30, 2013 are as follows for fiscal years ending June 30 (dollars in thousands):

2014	$1,120
2015	1,168
2016	1,080
2017	939
2018	955
2019 and thereafter	4,279
Total	$9,541

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

15.                  Condensed Parent Information

Condensed financial information for Northeast Bancorp follows:

	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$26,366	$54,996
Investment in subsidiary	96,294	72,849
Investment in common securities of affiliated trusts	496	496
Other assets	1,445	2,047
Total assets	$124,601	$130,388

Liabilities and Stockholders’ Equity:
Junior subordinated debentures issued to affiliated trusts	$8,268	$8,106
Other liabilities	2,531	3,143
Total liabilities	10,799	11,249
Stockholders’ equity	113,802	119,139
Total liabilities and stockholders’ equity	$124,601	$130,388

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Statements of Income
Income:
Dividends from banking subsidiary	$—	$1,500
Other income	14	26
Total income	14	1,526

Expenses:
Interest expense	769	751
General and administrative expenses	1,037	993
Total expenses	1,806	1,744
Loss before income tax benefit and equity in undistributed net income of subsidiary	(1,792)	(218)
Income tax benefit	(615)	(589)
(Loss) income before equity in undistributed net income of subsidiary	(1,177)	371
Equity in undistributed net income of subsidiary	5,597	1,792
Net income	$4,420	$2,163
Net income available to common stockholders	$4,065	$1,771

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Statements of Cash Flow
Operating activities:
Net income	$4,420	$2,163
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of fair value adjustment for borrowings	162	149
Stock-based compensation	563	445
Undistributed earnings of subsidiary	(5,597)	(1,792)
Increase in other assets and liabilities	70	(700)
Net cash (used in) provided by operating activities	(382)	265

Investing activities:
Increase in investment of bank subsidiary	(20,000)	—
Net cash used in investing activities	(20,000)	—

Financing activities:
Proceeds from issuance of common stock	(59)	52,667
Redemption of preferred stock and warrants	(4,326)	—
Dividends paid to stockholders	(3,863)	(1,474)
Net cash (used in) provided by financing activities	(8,248)	51,193

Net (decrease) increase in cash	(28,630)	51,458
Cash, beginning of year	54,996	3,538
Cash, end of year	$26,366	$54,996

16.                   Other Comprehensive Income

The components of other comprehensive (loss) income follow:

	Year Ended June 30,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(2,469)	$(840)	$(1,629)	$1,896	$645	$1,251
Reclassification adjustment for net gains included in net income	(792)	(269)	(523)	(1,111)	(378)	(733)
Total available-for-sale securities	(3,261)	(1,109)	(2,152)	785	267	518
Change in accumulated loss on effective cash flow hedges	192	66	126	(122)	(41)	(81)
Reclassification adjustment for net gains included in net income	(70)	(24)	(46)	(80)	(27)	(53)
Total derivatives and hedging activities	122	42	80	(202)	(68)	(134)
Total other comprehensive (loss) income	$(3,139)	$(1,067)	$(2,072)	$583	$199	$384

Accumulated other comprehensive (loss) income is comprised of the following components:

	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(2,636)	$624
Tax effect	896	(212)
Net-of-tax amount	(1,740)	412
Unrealized loss on cash flow hedges	(263)	(384)
Tax effect	89	130
Net-of-tax amount	(174)	(254)
Accumulated other comprehensive (loss) income	$(1,914)	$158

17.                   Fair Value Measurements

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

Transfers — There were no transfers of assets and liabilities measured at fair value on a recurring or nonrecurring basis during the current period.

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

Borrowings - The fair value of the Company’s borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, wholesale repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,333	$—	$45,333	$—
Agency mortgage-backed securities	76,264	—	76,264	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities - interest rate swap	$389	$—	$389	$—

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,808	$—	$45,808	$—
Agency mortgage-backed securities	87,456	—	87,456	—
Other assets —interest rate caps	1	—	1	—
Liabilities
Other liabilities - interest rate swap	$580	$—	$580	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$894	$—	$—	$894
Real estate owned and other repossessed collateral	2,134	—	—	2,134

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,103	$—	$—	$1,103
Real estate owned and other repossessed collateral	834	—	—	834

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,934	$65,934	$65,934	$—	$—
Available-for-sale securities	121,597	121,597	—	121,597	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	8,594	8,602	—	8,602	—
Loans, net	434,233	444,988	—	—	444,988
Accrued interest receivable	1,396	1,396	—	1,396	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	484,623	449,857	—	449,857	—
FHLB advances	28,040	29,404	—	29,404	—
Wholesale repurchase agreements	25,397	26,092	—	26,092	—
Short-term borrowings	625	625	—	625	—
Capital lease obligation	1,739	1,926	—	1,926	—
Subordinated debentures	8,268	7,594	—	—	7,594
Interest rate swaps	389	389	—	389	—

	Carrying	Fair Value Measurements at June 30, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,274	$128,274	$128,274	$—	$—
Available-for-sale securities	133,264	133,264	—	133,264	—
Regulatory stock	5,473	5,473	—	5,473	—
Loans held for sale	9,882	9,896	—	9,896	—
Loans, net	355,430	374,062	—	—	374,062
Accrued interest receivable	1,840	1,840	—	1,840	—
Interest rate caps	1	1	—	1	—

Financial liabilities:
Deposits	422,188	425,782	—	425,782	—
FHLB advances	43,450	45,747	—	45,747	—
Wholesale repurchase agreements	66,183	67,314	—	67,314	—
Short-term borrowings	1,209	1,209	—	1,209	—
Capital lease obligation	1,911	2,202	—	2,202	—
Subordinated debentures	8,106	8,597	—	—	8,597
Interest rate swaps	580	580	—	580	—

18.                   Derivatives

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks.  At June 30, 2013 and 2012, the Company had cash totaling $800 thousand in a margin account with the dealer bank associated with its interest rate swap; no additional collateral was necessary at these dates to immediately settle the interest rate swap.

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

During the years ended June 30, 2013 and 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. Risk management results for the year ended June 30, 2013 and 2012 related to the balance sheet hedging of long-term debt indicates that the hedges were effective.

The table below presents amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Year ended June 30,
	2013	2012
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(30)	$(20)
Interest rate swap	100	100
Total	$70	$80

The Company expects to record interest income of $100 thousand related to interest rate swap ineffectiveness in the next twelve months.  The Company expects to record interest expense of $32 thousand related to its purchased interest rate caps in the next twelve months.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

	June 30, 2013		June 30, 2012
	Interest	Interest	Interest	Interest
	Rate Caps	Rate Swap	Rate Caps	Rate Swap
	(Dollars in thousands)
Notional amount	$6,000	$10,000	$6,000	$10,000
Weighted average pay rate		4.69%		4.69%
Weighted average receive rate		2.25%		2.36%
Strike rate based on three month LIBOR	2.51%		2.51%
Weighted average maturity in years	1.25	1.67	2.25	2.67
Unrealized loss	$40	$223	$69	$315

The following sets forth the fair values and location of derivatives designated as hedging instruments.

June 30, 2013
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$—

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$389

June 30, 2012
(Dollars in thousands)
Asset Derivatives	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1

Liability Derivatives	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$580

19.                   Troubled Asset Relief Capital Purchase Program

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

20.                   Discontinued Operations

On August 31, 2011, the Company sold customer lists and certain fixed assets of NBIG to local insurance agencies in two separate transactions.  The operations of the Company’s wholly-owned subsidiary, Northeast Bank Insurance Group (“NBIG”), have been reclassified as discontinued operations in the consolidated statements of income for the year ended June 30, 2012, with no effect on previously reported net income or stockholders’ equity.

The following is a summary of the sale transactions (dollars in thousands).

Sale proceeds	$9,889
Less:
Customer lists and other intangible assets, net	7,380
Fixed assets, net of accumulated depreciation	164
Severance and other direct expenses	779
Pre-tax gain recognized	$1,566

The following summarizes the operations of NBIG.

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Interest expense	$—	$14

Noninterest income:
Insurance commissions	—	965
Other noninterest income (expense)	—	(4)
Total noninterest income	—	961

Noninterest expense:
Salaries and employee benefits	—	494
Occupancy and equipment expense	—	88
Professional fees	—	16
Data processing fees	—	38
Intangible assets amortization	—	68
Other	—	57
Total noninterest expense	—	761

Income from discontinued operations	—	186
Gain on sale of assets	—	1,566
Income from discontinued operations before income tax expense	—	1,752
Income tax expense	—	605
Net income from discontinued operations	$—	$1,147

21.                  Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2013 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item  9A.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item  9B.                      Other Information.

None.

PART III

Item  10.                        Directors, Executive Officers, and Corporate Governance.

The information required by Item 10 is included in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.                           Executive Compensation

The information required by Item 11 is included in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by Item 12 is included in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.                        Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.                        Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.                           Exhibits, Financial Statement Schedules

(a)         Financial Statements and Financial Statement Schedules

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Income for the years ended June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended June 30, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

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

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on November 29, 2012).

3.4	Amended and Restated Bylaws of Northeast Bancorp (incorporated by reference to Exhibit 3.2 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).
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

10.5+

Separation Agreement & General Release, dated August 15, 2013, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on August 15, 2013).

10.6+

Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.5 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.7+

Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on March 26, 2013).

10.8+

Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.7 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.9+

Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on March 26, 2013).

10.10+

Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.8 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).

10.11+

Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on March 26, 2013).

10.12+

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

10.14+

Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.15+

Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

21*	Subsidiaries of Northeast Bancorp
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Shatswell, MacLeod & Company, P.C.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*         Filed herewith.

**  Furnished herewith

+         Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 27, 2013	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2013
Richard Wayne

/s/ CLAIRE S. BEAN	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2013
Claire S. Bean

/s/ ROBERT GLAUBER	Chairman of the Board	September 27, 2013
Robert Glauber

/s/ MATTHEW BOTEIN	Director	September 27, 2013
Matthew Botein

/s/ CHERYL DORSEY	Director	September 27, 2013
Cheryl Dorsey

/s/ PETER MCCLEAN	Director	September 27, 2013
Peter McClean

/s/ JOHN C. ORESTIS	Director	September 27, 2013
John C. Orestis

/s/ ADAM SHAPIRO	Director	September 27, 2013
Adam Shapiro

/s/ DAVID TANNER	Director	September 27, 2013
David Tanner

/s/ JUDITH E. WALLINGFORD	Director	September 27, 2013
Judith E. Wallingford