Form 10-Q
period 2013-09-30
NORTHEAST BANCORP /ME/
filed 2013-11-14
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2013, the registrant had outstanding 9,552,587 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2013	June 30, 2013
Assets
Cash and due from banks	$2,849	$3,238
Short-term investments	74,502	62,696
Total cash and cash equivalents	77,351	65,934

Available-for-sale securities, at fair value	118,207	121,597
Loans held for sale	5,418	8,594

Loans	483,486	435,376
Less: Allowance for loan losses	1,224	1,143
Loans, net	482,262	434,233

Premises and equipment, net	9,827	10,075
Real estate owned and other repossessed collateral, net	3,413	2,134
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,721	5,721
Intangible assets, net	3,334	3,544
Bank owned life insurance	14,502	14,385
Other assets	4,920	4,422
Total assets	$724,955	$670,639

Liabilities and Stockholders’ Equity
Deposits
Demand	$50,392	$46,425
Savings and interest checking	91,330	90,970
Money market	85,855	84,416
Time	304,521	262,812
Total deposits	532,098	484,623

Federal Home Loan Bank advances	42,985	28,040
Wholesale repurchase agreements	15,343	25,397
Short-term borrowings	1,970	625
Junior subordinated debentures issued to affiliated trusts	8,310	8,268
Capital lease obligation	1,695	1,739
Other liabilities	8,708	8,145
Total liabilities	611,109	556,837

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 9,552,587 and 9,565,680 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	9,553	9,566
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 880,963 shares issued and outstanding at September 30, 2013 and June 30, 2013	881	881
Additional paid-in capital	93,081	92,745
Retained earnings	11,904	12,524
Accumulated other comprehensive loss	(1,573)	(1,914)
Total stockholders’ equity	113,846	113,802
Total liabilities and stockholders’ equity	$724,955	$670,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2013	2012
Interest income:
Loans	$8,457	$7,341
Available-for-sale securities	282	347
Other	52	89
Total interest income	8,791	7,777

Interest expense:
Deposits	1,047	978
Federal Home Loan Bank advances	323	259
Wholesale repurchase agreements	95	219
Short-term borrowings	5	6
Junior subordinated debentures issued to affiliated trusts	192	193
Obligation under capital lease agreements	22	24
Total interest expense	1,684	1,679
Net interest income before provision for loan losses	7,107	6,098
Provision for loan losses	77	228
Net interest income after provision for loan losses	7,030	5,870

Noninterest income:
Fees for other services to customers	439	310
Net securities gains	—	792
Gain on sales of loans held for sale	539	756
Gain on sales of portfolio loans	216	—
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(38)	451
Investment commissions	675	675
Bank-owned life insurance income	118	123
Other noninterest income	14	43
Total noninterest income	1,963	3,150

Noninterest expense:
Salaries and employee benefits	5,144	4,057
Occupancy and equipment expense	1,355	1,078
Professional fees	426	423
Data processing fees	314	268
Marketing expense	44	187
Loan acquisition and collection expense	473	454
FDIC insurance premiums	110	117
Intangible asset amortization	210	265
Legal settlement recovery	(250)	—
Other noninterest expense	686	653
Total noninterest expense	8,512	7,502
Income before income tax expense	481	1,518
Income tax expense	161	484
Net income	$320	$1,034
Net income available to common stockholders	$320	$936

Weighted-average shares outstanding:
Basic	10,440,513	10,383,441
Diluted	10,440,513	10,383,441
Earnings per common share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
Cash dividends declared per common share	$0.09	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012

Net income	$320	$1,034

Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	517	157
Reclassification adjustment for net gains included in net income	—	(792)
Total available-for-sale securities	517	(635)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	19	6
Reclassification adjustments for net gains included in net income	(19)	(18)
Total derivatives and hedging activities	—	(12)
Total other comprehensive income (loss), before tax	517	(647)
Income tax expense (benefit) related to other comprehensive (loss) income	176	(220)
Other comprehensive income (loss), net of tax	341	(427)
Total comprehensive income	$661	$607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,135
Net income	—	—	—	—	—	—	—	1,034	—	1,034
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(427)	(427)
Conversion of non-voting common stock to voting common stock	—	—	105,845	106	(105,845)	(106)	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(53)	—	(53)
Dividends on common stock at $0.09 per share	—	—	—	—	—	—	—	(935)	—	(935)
Stock-based compensation	—	—	—	—	—	—	99	—	—	99
Accretion of preferred stock	—	—	—	—	—	—	45	(45)	—	—
Balance at September 30, 2012	4,227	$4	9,412,972	$9,413	970,469	$970	$96,503	$12,236	$(269)	$118,853

Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	320	—	320
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	341	341
Dividends on common stock at $0.09 per share	—	—	—	—	—	—	—	(940)	—	(940)
Stock-based compensation	—	—	—	—	—	—	323	—	—	323
Forfeiture of restricted common stock	—	—	(13,093)	(13)	—	—	13	—	—	—
Balance at September 30, 2013	—	$—	9,552,587	$9,553	880,963	$881	$93,081	$11,904	$(1,573)	$113,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities:
Net income	$320	$1,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	77	228
Loss (gain) on sale and impairment of real estate owned, net	102	(451)
Accretion of fair value adjustments on loans, net	(1,317)	(1,692)
Accretion of fair value adjustments on deposits, net	(201)	(275)
Accretion of fair value adjustments on borrowings, net	(67)	(441)
Originations of loans held for sale	(27,433)	(38,204)
Net proceeds from sales of loans held for sale	31,148	35,856
Gain on sales of loans held for sale	(539)	(756)
Gain on sales of portfolio loans	(216)	—
Amortization of intangible assets	210	265
Bank-owned life insurance income, net	(118)	(123)
Depreciation of premises and equipment	522	424
Gain on sale of premises and equipment	(1)	—
Net gain on sale of available-for-sale securities	—	(792)
Stock-based compensation	323	99
Amortization of securities, net	335	420
Changes in other assets and liabilities:
Other assets	(497)	349
Other liabilities	387	(177)
Net cash provided by (used in) operating activities	3,035	(4,236)

Investing activities:
Proceeds from sales of available-for-sale securities	—	159,579
Purchases of available-for-sale securities	(3,004)	(167,294)
Proceeds from maturities and principal payments on available-for-sale securities	6,576	3,647
Loan purchases	(16,348)	(31,023)
Loan originations and principal collections, net	(31,961)	11,437
Purchases of premises and equipment	(284)	(514)
Proceeds from sales of premises and equipment	11	—
Proceeds from sales of real estate owned and other repossessed collateral	150	595
Proceeds from sales of portfolio loans	205	—
Net cash used in investing activities	(44,655)	(23,573)

Financing activities:
Net increase in deposits	47,676	33,862
Net decrease in short-term borrowings	1,345	(725)
Dividends paid on preferred stock	—	(53)
Dividends paid on common stock	(940)	(935)
Proceeds from FHLB advances	15,000	—
Repayment of wholesale repurchase agreements	(10,000)	(30,000)
Repayment of capital lease obligation	(44)	(42)
Net cash provided by financing activities	53,037	2,107
Net increase (decrease) in cash and cash equivalents	11,417	(25,702)
Cash and cash equivalents, beginning of period	65,934	128,274
Cash and cash equivalents, end of period	$77,351	$102,572

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$1,531	$3,010
Transfers from real estate owned and other repossessed collateral to loans	—	1,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013 (“Fiscal 2013”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

3.  Securities Available-for-Sale

Securities available-for-sale at amortized cost and fair values are summarized below.

	September 30, 2013		June 30, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,181	$45,223	$45,289	$45,333
Agency mortgage-backed securities	75,146	72,984	78,944	76,264
	$120,327	$118,207	$124,233	$121,597

The gross unrealized gains and unrealized losses on available-for-sale securities follow.

	September 30, 2013		June 30, 2013
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(Dollars in thousands)
U.S. Government agency securities	$42	$—	$44	$—
Agency mortgage-backed securities	—	(2,162)	—	(2,680)
	$42	$(2,162)	$44	$(2,680)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Gross realized gains	$—	$831
Gross realized losses	—	(39)
Net security gains	$—	$792

At September 30, 2013, investment securities with a fair value of approximately $42.9 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	69,719	(2,155)	3,265	(7)	72,984	(2,162)
	$69,719	$(2,155)	$3,265	$(7)	$72,984	$(2,162)

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	76,264	(2,680)	—	—	76,264	(2,680)
	$76,264	$(2,680)	$—	$—	$76,264	$(2,680)

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2013 or 2012.

At September 30, 2013, the Company had one security in a continuous loss position for greater than twelve months.  At September 30, 2013, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at September 30, 2013 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2013.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$42,176	$42,217
Due after one year through five years	3,004	3,005
Due after five years through ten years	39,441	38,715
Due after ten years	35,706	34,270
	$120,327	$118,207

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition.  As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company’s expectations at acquisition, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

The composition of the Company’s loan portfolio follows.

	September 30, 2013			June 30, 2013
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$110,720	$2,645	$113,365	$89,734	$2,706	$92,440
Home equity	33,255	—	33,255	35,389	—	35,389
Commercial real estate	109,326	174,746	284,072	100,402	164,046	264,448
Construction	42	—	42	42	—	42
Commercial business	40,220	21	40,241	29,686	34	29,720
Consumer	12,511	—	12,511	13,337	—	13,337
Total loans	$306,074	$177,412	$483,486	$268,590	$166,786	$435,376

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  For residential and consumer loans, a charge-off is recorded no later than the point at which a loan is 180 days past due if the loan balance exceeds the fair value of the collateral, less costs to sell.  For commercial loans, a charge-off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible.  Subsequent recoveries, if any, are credited to the allowance.

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

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2013 or 2012.

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

For all portfolio segments, except the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition.  Loan impairment of purchased loans is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan’s effective rate assumed at acquisition.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	115	(10)	(26)	(53)	25	26	77
Recoveries	6	—	6	18	—	—	30
Charge-offs	(20)	—	—	(6)	—	—	(26)
Ending balance	$695	$163	$50	$148	$101	$67	$1,224

	Three Months Ended September 30, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$—	$—	$824
Provision	213	(22)	(36)	73	—	—	228
Recoveries	1	—	—	3	—	—	4
Charge-offs	(127)	—	(203)	(58)	—	—	(388)
Ending balance	$301	$71	$53	$243	$—	$—	668

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$81	$44	$11	$65	$—	$391
Collectively evaluated	505	82	6	137	—	67	797
ASC 310-30	—	—	—	—	36	—	36
Total	$695	$163	$50	$148	$101	$67	$1,224

Loans:
Individually evaluated	$2,281	$1,561	$123	$201	$2,544	$—	$6,710
Collectively evaluated	141,694	107,807	40,097	12,310	—	—	301,908
ASC 310-30	—	—	—	—	174,868	—	174,868
Total	$143,975	$109,368	$40,220	$12,511	$177,412	$—	$483,486

	June 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$235	$85	$63	$23	$65	$—	$471
Collectively evaluated	359	88	7	166	—	41	661
ASC 310-30	—	—	—	—	11	—	11
Total	$594	$173	$70	$189	$76	$41	$1,143

Loans:
Individually evaluated	$2,626	$1,558	$110	$149	$1,129	$—	$5,572
Collectively evaluated	122,497	98,886	29,576	13,188	—	—	264,147
ASC 310-30	—	—	—	—	165,657	—	165,657
Total	$125,123	$100,444	$29,686	$13,337	$166,786	$—	$435,376

The following table sets forth information regarding impaired loans.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At September 30, 2013			At June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$964	$1,025	$—	$1,158	$1,225	$—
Consumer	80	85	—	88	93	—
Commercial real estate	443	476	—	434	479	—
Commercial business	79	133	—	47	101	—
Purchased:
Commercial real estate	2,345	3,697	—	928	1,279	—
Total	3,911	5,416	—	2,655	3,177	—

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,317	1,287	190	1,468	1,420	235
Consumer	121	121	11	61	61	23
Commercial real estate	1,118	1,126	81	1,124	1,131	85
Commercial business	44	79	44	63	98	63
Purchased:
Commercial real estate	199	275	65	201	276	65
Total	2,799	2,888	391	2,917	2,986	471
Total impaired loans	$6,710	$8,304	$391	$5,572	$6,163	$471

	Three Months Ended September 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,061	$6	$552	$5
Consumer	84	1	22	1
Commercial real estate	439	7	1,366	20
Commercial business	63	3	270	3
Purchased:
Commercial real estate	1,637	7	528	—
Total	3,284	24	2,738	29

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,393	18	420	9
Consumer	91	1	37	1
Commercial real estate	1,121	26	550	6
Commercial business	54	—	398	—
Purchased:
Commercial real estate	200	2	—	—
Total	2,859	47	1,405	16
Total impaired loans	$6,143	$71	$4,143	$45

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

The following tables present the Company’s loans by risk rating.

	September 30, 2013
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	Business	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$104,656	$42	$39,894	$173,513	$318,105
Loans rated 7	3,651	—	44	1,478	5,173
Loans rated 8	1,019	—	282	2,421	3,722
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$109,326	$42	$40,220	$177,412	$327,000

	June 30, 2013
	Originated Portfolio
	Commercial		Commercial
	Real Estate	Construction	Business	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$95,834	$42	$29,340	$161,965	$287,181
Loans rated 7	3,537	—	82	3,226	6,845
Loans rated 8	1,031	—	264	1,595	2,890
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$100,402	$42	$29,686	$166,786	$296,916

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	September 30, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$193	$379	$—	$1,686	$2,258	$108,462	$110,720	$1,945
Home equity	57	97	—	215	369	32,886	33,255	229
Commercial real estate	56	—	—	98	154	109,172	109,326	471
Construction	—	—	—	—	—	42	42	—
Commercial business	—	—	—	44	44	40,176	40,220	62
Consumer	204	126	—	158	488	12,023	12,511	259
Total originated portfolio	510	602	—	2,201	3,313	302,761	306,074	2,966

Purchased portfolio:
Residential real estate	—	—	—	—	—	2,645	2,645	—
Commercial business	—	—	—	—	—	21	21	—
Commercial real estate	741	363	—	2,238	3,342	171,404	174,746	2,553
Total purchased portfolio	741	363	—	2,238	3,342	174,070	177,412	2,553
Total loans	$1,251	$965	$—	$4,439	$6,655	$476,831	$483,486	$5,519

	June 30, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$278	$408	$—	$1,965	$2,651	$87,083	$89,734	$2,346
Home equity	53	47	—	253	353	35,036	35,389	334
Commercial real estate	91	326	—	98	515	99,887	100,402	473
Construction	—	—	—	—	—	42	42	—
Commercial business	—	—	—	44	44	29,642	29,686	110
Consumer	193	77	—	117	387	12,950	13,337	136
Total originated portfolio	615	858	—	2,477	3,950	264,640	268,590	3,399

Purchased portfolio:
Residential real estate	—	—	—	—	—	2,706	2,706	—
Commercial business	—	—	—	—	—	34	34	—
Commercial real estate	—	2,210	—	1,135	3,345	160,701	164,046	1,457
Total purchased portfolio	—	2,210	—	1,135	3,345	163,441	166,786	1,457
Total loans	$615	$3,068	$—	$3,612	$7,295	$428,081	$435,376	$4,856

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$14	—	$—
Adjusted interest rate	1	82	—	—
Rate and maturity	—	—	1	222
Principal deferment	2	341	—	—
	4	$437	1	$222

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	—	$—	$—	1	$222	$222
Home equity	1	14	14	—	—	—
Commercial real estate	1	323	323	—	—	—
Commercial business	1	18	18	—	—	—
Consumer	1	82	82	—	—	—
Total originated portfolio	4	437	437	1	222	222

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total purchased portfolio	—	—	—	—	—	—
Total	4	$437	$437	1	$222	$222

The Company considers TDRs past due 90 days or more to be in payment default.  One loan modified in a TDR in the last twelve months defaulted during the three months ended September 30, 2013; the recorded investment of such loan was $69 thousand.  As of September 30, 2013, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during period.

Three Months Ended September 30, 2013
(Dollars in thousands)
Contractually required payments receivable	$22,217
Nonaccretable difference	(173)
Cash flows expected to be collected	22,044
Accretable yield	(5,696)
Fair value of loans acquired	$16,348

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

Three Months Ended September 30, 2013
(Dollars in thousands)
Beginning balance	$108,251
Acquisitions	5,696
Accretion	(3,738)
Reclassifications to (from) accretable yield	87
Disposals and other	(3,491)
End balance	$106,805

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Unpaid principal balance	$210,188	$202,722
Carrying amount	$174,866	$165,657

5.  Earnings Per Share (EPS)

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

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands, except share and per share data)
Net income	$320	$1,034
Preferred stock dividends and accretion	—	(98)
Net income available to common shareholders	$320	$936

Weighted average shares used in calculation of basic EPS	10,440,513	10,383,441
Incremental shares from assumed exercise of dilutive securities	—	—
Weighted average shares used in calculation of diluted EPS	10,440,513	10,383,441

Anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended September 30,
	2013	2012
Stock options	1,166,804	788,549
Warrants	—	67,958
	1,166,804	856,507

6.  Fair Value Measurements

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

Transfers - There were no transfers of assets and liabilities measured at fair value on a recurring or nonrecurring basis during the current period.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,223	$—	$45,223	$—
Agency mortgage-backed securities	72,984	—	72,984	—
Other assets - interest rate caps	—	—	—	—
Other assets - interest rate swaps	28	—	28	—
Liabilities
Other liabilities - interest rate swaps	$397	$—	$397	$—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,333	$—	$45,333	$—
Agency mortgage-backed securities	76,264	—	76,264	—
Other assets - interest rate caps	—	—	—	—
Liabilities
Other liabilities - interest rate swap	$389	$—	$389	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$351	$—	$—	$351
Real estate owned and other repossessed collateral	3,413	—	—	3,413

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$894	$—	$—	$894
Real estate owned and other repossessed collateral	2,134	—	—	2,134

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at September 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$77,351	$77,351	$77,351	$—	$—
Available-for-sale securities	118,207	118,207	—	118,207	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	5,418	5,423	—	5,423	—
Loans, net	482,262	495,522	—	—	495,522
Accrued interest receivable	1,255	1,255	—	1,255	—
Interest rate caps	—	—	—	—	—
Interest rate swaps	28	28	—	28	—

Financial liabilities:
Deposits	532,098	496,432	—	496,432	—
FHLB advances	42,985	44,333	—	44,333	—
Wholesale repurchase agreements	15,343	15,969	—	15,969	—
Short-term borrowings	1,970	1,970	—	1,970	—
Capital lease obligation	1,695	1,865	—	1,865	—
Subordinated debentures	8,310	7,453	—	—	7,453
Interest rate swaps	397	397	—	397	—

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,934	$65,934	$65,934	$—	$—
Available-for-sale securities	121,597	121,597	—	121,597	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	8,594	8,602	—	8,602	—
Loans, net	434,233	444,988	—	—	444,988
Accrued interest receivable	1,396	1,396	—	1,396	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	484,623	449,857	—	449,857	—
FHLB advances	28,040	29,404	—	29,404	—
Wholesale repurchase agreements	25,397	26,092	—	26,092	—
Short-term borrowings	625	625	—	625	—
Capital lease obligation	1,739	1,926	—	1,926	—
Subordinated debentures	8,268	7,594	—	—	7,594
Interest rate swaps	389	389	—	389	—

7.  Derivatives and Hedging Activities

The Company has stand alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and swap agreements that derive their value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure arises in the event of nonperformance by the counterparties to these agreements, and is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as derivative assets and derivative liabilities. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to meet their obligations.

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2013, the Company had posted cash collateral totaling $800 thousand with dealer banks related to derivative instruments in a net liability position.

The Company does not offset fair value amounts recognized for derivative instruments.  The Company does not net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Risk Management Policies — Derivative Instruments

The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net income volatility within an assumed range of interest rates.

Interest Rate Risk Management — Cash Flow Hedging Instruments

The Company uses variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(200)	$(340)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.27%	3.38%	n/a	28	28	Other Assets
5,000	July 2013	July 2028	3 Mo. LIBOR	0.27%	3.23%	n/a	(15)	(15)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.27%	2.77%	n/a	(42)	(42)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(34)	—	Other Liabilities
$31,000							$(263)	$(369)

June 30, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(223)	$(389)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(40)	—	Other Liabilities
$16,000							$(263)	$(389)

During the three months ended September 30, 2013 and 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2013 and 2012 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

During the periods presented, amounts recognized in income related hedge ineffectiveness resulted from amortization of the non-zero fair value associated with the Company’s single interest rate swap held at the time of the merger with FHB Formation, LLC in December 2010.  During the periods presented, amounts recognized in income related to amounts excluded from effectiveness testing resulted from amortization of the acquisition price of interest rate caps.  The table below presents amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(6)	$(7)
Interest rate swap	25	25
Total	$19	$18

The Company expects to record interest income of $100 thousand related to interest rate swap ineffectiveness in the next twelve months. The Company expects to record interest expense of $34 thousand related to its purchased interest rate caps in the next twelve months.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended September 30,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$517	$176	$341	$157	$53	$104
Reclassification adjustment for net gains included in net income	—	—	—	(792)	(269)	(523)
Total available-for-sale securities	517	176	341	(635)	(216)	(419)
Change in accumulated gain or loss on effective cash flow hedges	19	6	13	6	2	4
Reclassification adjustment for net gains included in net income	(19)	(6)	(13)	(18)	(6)	(12)
Total derivatives and hedging activities	—	—	—	(12)	(4)	(8)
Total other comprehensive income (loss)	$517	$176	$341	$(647)	$(220)	$(427)

Accumulated other comprehensive loss is comprised of the following.

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(2,120)	$(2,636)
Tax effect	721	896
Net-of-tax amount	(1,399)	(1,740)
Unrealized loss on cash flow hedges	(263)	(263)
Tax effect	89	89
Net-of-tax amount	(174)	(174)
Accumulated other comprehensive loss	$(1,573)	$(1,914)

9.  Commitments and Contingencies

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

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$15,791	$12,445
Construction loans	—	—
Consumer	—	—
Commercial real estate mortgages	8,521	—
Commercial business loans	438	904
	$24,750	$13,349
Unused lines of credit	$31,580	$30,809
Standby letters of credit	417	420
Unadvanced portions of construction loans	—	—

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”.  Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), a Maine corporation chartered in April 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), which has ten banking branches. The Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank, is a Maine state-chartered bank and a member of the Federal Reserve System. As such, the Company and the Bank are currently subject to the regulatory oversight of the Federal Reserve and the State of Maine Bureau of Financial Institutions (the “Bureau”).

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  The Company’s compliance ratios at September 30, 2013 follow.

Condition	Ratios at September 30, 2013
(i) Tier 1 leverage ratio	17.23%
(ii) Total risk-based capital ratio	25.63%
(iii) Ratio of purchased loans to total loans	36.29%
(iv) Ratio of loans to core deposits	93.04%
(v) Ratio of commercial real estate loans to total risk-based capital	171.30%

As of September 30, 2013, the Company, on a consolidated basis, had total assets of $725.0 million, total deposits of $532.1 million, and stockholders’ equity of $113.8 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and six loan production offices, from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of the commercial loan portfolio. The Company’s LASG purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker.  To a lesser extent, this group also originates, on a nationwide basis, commercial real estate and commercial business loans.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2013 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the three months ended September 30, 2013.

Overview

Net income was $320 thousand for the quarter ended September 30, 2013, compared to $1.0 million for the quarter ended September 30, 2012.  Net income available to common stockholders was $320 thousand, or $0.03 per diluted common share, for the quarter ended September 30, 2013, compared to $936 thousand, or $0.09 per diluted common share, for the quarter ended September 30, 2012.  The current quarter included $554 thousand of expenses related to severance and an insurance recovery of $250 thousand related to a lawsuit settled in the previous quarter.  Excluding these items, which the Company considers to be non-core, net operating earnings were $521 thousand, or $0.05 per diluted common share.

Net interest income increased by $1.0 million, or 16.5%, to $7.1 million for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, primarily due to growth in the purchased loan portfolio. This result is evident in the net interest margin, which increased to 4.24% for the quarter ended September 30, 2013, compared to 3.80% for the quarter ended September 30, 2012.

Noninterest income decreased by $1.2 million for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, principally due to the lower securities gains of $792 thousand and a decrease in gains on sales of real estate owned of $489 thousand.

Noninterest expense increased by $1.0 million for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, principally due to an increase of $1.0 million in salaries and employee benefits resulting from severance of $554 thousand and increased headcount in the LASG and mortgage lending division.

Financial Condition

Overview

Total assets increased by $54.3 million, or 8.1%, to $725.0 million at September 30, 2013, compared to June 30, 2013. The principal components of the change in the balance sheet were as follows:

•                  The loan portfolio grew by $48.1 million, or 11.1%, compared to June 30, 2013, principally due to net growth of $35.4 million in commercial loans purchased or originated by the LASG and $12.7 million of net growth in loans originated by the Community Banking Division.  Growth in the Community Banking Division during the quarter was principally due to $27.7 million of residential loan originations held in portfolio to increase the Bank’s loan purchasing capacity under regulatory conditions.  As has been discussed in the Company’s prior SEC filings, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010.  The Company’s loan purchase capacity under these conditions follows.

Basis for Regulatory Condition	Condition	Purchased Loan Capacity at September 30, 2013
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$30.2
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital	$157.3

An overview of the LASG portfolio follows.

	Three Months Ended September 30,
	2013			2012
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the period:
Unpaid principal balance	$18,331	$26,426	$44,757	$42,273	$8,799	$51,072
Net investment basis	16,348	26,426	42,774	31,349	8,799	40,148

Totals as of period end:
Unpaid principal balance	$214,159	$63,588	$277,747	$133,510	$12,594	$146,104
Net investment basis	177,412	63,618	241,030	107,440	12,594	120,034

Returns during the period:
Yield	10.16%	5.71%	9.21%	15.13%	9.54%	14.58%
Total Return (1)	10.62%	5.71%	9.57%	17.41%	9.54%	16.63%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Deposits and borrowings increased by $47.4 million and $6.2 million, respectively, from June 30, 2013.  Growth in each was tied to the Company’s strategy for funding its loan growth, and in particular to mitigate the interest rate risk associated with the increase in its residential loan portfolio.  To date, the Company has duration-matched such growth with a mix of term funding raised through deposit listing services and Federal Home Loan Bank advances, the latter in conjunction with interest rate swaps.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $77.4 million as of September 30, 2013, an increase of $11.4 million, or 17.3%, from $65.9 million at June 30, 2013. This increase is principally the result of the following: (i) growth in deposits and borrowings of $47.5 million and $6.2 million, respectively, (ii) net decreases in securities and loans held for sale of $3.4 million and $3.2 million, respectively, offset by (iii) an increase in portfolio loans of $48.1 million.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $118.2 million as of September 30, 2013. At September 30, 2013, securities with a fair value of $42.9 million were pledged for outstanding borrowings.

Loans

Total loans, excluding loans held for sale, amounted to $483.5 million as of September 30, 2013, an increase of $48.1 million, or 11.1%, from $435.4 million as of June 30, 2013. The increase consisted of net growth in loans purchased or originated by the LASG of $35.4 million and net growth in loans originated by the Community Banking Division of $12.7 million.   The composition of the Company’s loan portfolio follows.

	September 30, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$110,570	$150	$110,720	22.90%
Home equity	33,255	—	33,255	6.88%
Commercial real estate: non-owner occupied	47,137	32,212	79,349	16.41%
Commercial real estate: owner occupied	27,244	2,733	29,977	6.20%
Construction	42	—	42	0.01%
Commercial business	11,697	28,523	40,220	8.32%
Consumer	12,511	—	12,511	2.59%
Subtotal	242,456	63,618	306,074	63.31%
Purchased loans:
Residential real estate	—	2,645	2,645	0.55%
Commercial business	—	21	21	0.00%
Commercial real estate: non-owner occupied	—	127,995	127,995	26.47%
Commercial real estate: owner occupied	—	46,751	46,751	9.67%
Subtotal	—	177,412	177,412	36.69%
Total	$242,456	$241,030	$483,486	100.00%

	June 30, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$89,584	$150	$89,734	20.61%
Home equity	35,389	—	35,389	8.13%
Commercial real estate: non-owner occupied	48,428	18,126	66,554	18.29%
Commercial real estate: owner occupied	30,487	3,361	33,848	7.77%
Construction	42	—	42	0.01%
Commercial business	12,444	17,242	29,686	6.82%
Consumer	13,337	—	13,337	3.06%
Subtotal	229,711	38,879	268,590	61.69%
Purchased loans:
Residential real estate	—	2,706	2,706	0.62%
Commercial business	—	34	34	0.01%
Commercial real estate: non-owner occupied	—	125,496	125,496	28.83%
Commercial real estate: owner occupied	—	38,550	38,550	8.85%
Subtotal	—	166,786	166,786	38.31%
Total	$229,711	$205,665	$435,376	100.00%

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of September 30, 2013 and June 30, 2013.  The net increase in nonperforming assets during the three months ended September 30, 2013 was principally due to two purchased loan relationships.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at September 30, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,795	$150	$1,945
Home equity	229	—	229
Commercial real estate	471	2,553	3,024
Construction	—	—	—
Commercial business	62	—	62
Consumer	259	—	259
Subtotal	2,816	2,703	5,519
Real estate owned and other repossessed collateral	2,383	1,030	3,413
Total	$5,199	$3,733	$8,932

Ratio of nonperforming loans to total loans			1.15%
Ratio of nonperforming assets to total assets			1.23%
Ratio of loans past due to total loans			1.38%
Nonperforming loans that are current			$1,079
Commercial loans risk rated substandard or worse			$3,722
Troubled debt restructurings:
On accrual status			$2,781
On nonaccrual status			$1,308

	Non-Performing Assets at June 30, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,346	$—	$2,346
Home equity	334	—	334
Commercial real estate	473	1,457	1,930
Construction	—	—	—
Commercial business	110	—	110
Consumer	136	—	136
Subtotal	3,399	1,457	4,856
Real estate owned and other repossessed collateral	2,134	—	2,134
Total	$5,533	$1,457	$6,990

Ratio of nonperforming loans to total loans			1.12%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.68%
Nonperforming loans that are current			$887
Commercial loans risk rated substandard or worse			$2,890
Troubled debt restructurings:
On accrual status			$2,632
Nonaccrual status			$1,110

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

The Company’s allowance for loan losses was $1.2 million as of September 30, 2013, which represents an increase of $81 thousand from $1.1 million as of June 30, 2013.  During the three months ended September 30, 2013, the loan loss provision exceeded net charge-offs by $81 thousand.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2013	June 30, 2013	September 30, 2012
Allowance for loan losses to nonperforming loans	22.18%	23.54%	13.15%
Allowance for loan losses to total loans	0.25%	0.26%	0.18%
Last twelve months of net-charge offs to average loans	0.10%	0.21%	0.24%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $117 thousand, or 0.8% to $14.5 million at September 30, 2013, compared to $14.4 million at June 30, 2013. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.9% of the Company’s total risk-based capital at September 30, 2013.

Intangible assets totaled $3.3 million and $3.5 million at September 30, 2013 and June 30, 2013, respectively. The $210 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2013, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 98.5% of total deposits.

Total deposits increased $47.5 million to $532.1 million as of September 30, 2013 from $484.6 million as of June 30, 2013. The increase, which funded growth in the Company’s loan portfolio, was principally from term deposits raised through listing services, which has provided the Bank with longer term funding than can typically be attracted through retail channels. At September 30, 2013, the Bank had $89 million of such deposit funding, with a weighted-average original term of 3.2 years. The composition of total deposits at September 30, 2013 and June 30, 2013 follows.

	September 30, 2013		June 30, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$50,392	9.47%	$46,425	9.58%
NOW accounts	58,202	10.94%	57,334	11.83%
Regular and other savings	33,128	6.23%	33,636	6.94%
Money market deposits	85,855	16.14%	84,416	17.42%
Total non-certificate accounts	227,577	42.78%	221,841	45.77%
Term certificates less than $250 thousand	296,560	55.72%	254,384	52.49%
Term certificates of $250 thousand or more	7,961	1.50%	8,428	1.74%
Total certificate accounts	304,521	57.22%	262,812	54.23%
Total deposits	$532,098	100.00%	$484,623	100.00%

Borrowed Funds

Advances from the FHLB were $43.0 million and $28.0 million at September 30, 2013 and June 30, 2013, the increase due to $15.0 million of new advances during the quarter used to fund residential loan growth.  In conjunction with the aforementioned FHLB advances, the Company entered into interest rate swaps with a weighted average pay rate and term of 3.13% and 15 years, respectively.  At September 30, 2013, the Company had pledged investment securities with a fair value of $27.2 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $15.3 million and $25.4 million at September 30, 2013 and June 30, 2013, respectively. During the three months ended September 30, 2013, the Company repaid at maturity wholesale repurchase agreements totaling $10.0 million.  At September 30, 2013, the Company had pledged investment securities with a fair value of $15.7 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.0 million and $625 thousand as of September 30, 2013 and June 30, 2013, respectively.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of September 30, 2013, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$181,239	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	54,272	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	50	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	235,561
Unencumbered investment securities	75,338
Total sources of liquidity	$310,899

Retail deposits and other core deposit sources including deposit listing services are used by the Company to manage its overall liquidity position. While the Company typically does not seek wholesale funding such as brokered deposits, the ability to raise them remains an important part of its liquidity contingency planning. While management closely monitors and forecasts the Company’s liquidity position, it is affected by asset growth, deposit withdrawals and other contractual obligations and commitments. The accuracy of management’s forecast assumptions may increase or decrease the Company’s overall available liquidity.

At September 30, 2013, the Company had $310.9 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 42.9% of total assets.  The Company also had $77.4 million of cash and cash equivalents at September 30, 2013.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential growth in the deposit base, and the credit availability from the FHLB.  Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.3 million and $16.5 million, respectively, as of September 30, 2013. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At September 30, 2013, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At September 30, 2013, stockholders’ equity was $113.8 million, unchanged from June 30, 2013. Book value per outstanding common share was $10.91 at September 30, 2013 and $10.89 at June 30, 2013.  Tier 1 capital to total average assets of the Company was 17.23% as of September 30, 2013 and 17.78% at June 30, 2013.

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

The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards.  On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets. The Final Capital Rule revises certain capital definitions and generally makes the capital requirements more stringent. Further, the Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

The Company must comply with the Final Capital Rule beginning on January 1, 2015.

The Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%; and (ii) maintain a total risk-based capital ratio of at least 15%.  The Bank and the Company were in compliance with these commitments at September 30, 2013.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013:
Total capital to risk weighted assets:
Company	$122,245	25.63%	$38,162	>8.0%	$ N/A	N/A
Bank	100,216	20.93%	38,299	>8.0%	47,873	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,021	25.37%	19,081	>4.0%	N/A	N/A
Bank	96,099	20.07%	19,149	>4.0%	28,724	>6.0%

Tier 1 capital to average assets:
Company	121,021	17.23%	28,101	>4.0%	N/A	N/A
Bank	96,099	13.72%	28,026	>4.0%	35,033	>5.0%

June 30, 2013:
Total capital to risk weighted assets:
Company	$122,291	27.54%	$35,520	>8.0%	$ N/A	N/A
Bank	99,527	22.30%	35,709	>8.0%	44,637	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,148	27.29%	17,760	>4.0%	N/A	N/A
Bank	95,485	21.39%	17,855	>4.0%	26,782	>6.0%

Tier 1 capital to average assets:
Company	121,148	17.78%	27,255	>4.0%	N/A	N/A
Bank	95,485	14.08%	27,121	>4.0%	33,902	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income decreased by $714 thousand to $320 thousand for the quarter ended September 30, 2013, compared to $936 thousand for the quarter ended September 30, 2012. Pre-tax income for the quarter ended September 30, 2013 included $554 thousand of expenses related to severance and an insurance recovery of $250 thousand related to a lawsuit settled in the previous quarter.

The following table details the “total return” on purchased loans, which includes transactional income of $912 thousand for the quarter ended September 30, 2013, a decrease of $870 thousand from the quarter ended September 30, 2012 and a decrease of $1.7 million from average transactional income for the four prior quarters.

	Three Months Ended September 30,
	2013		2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,739	8.54%	$1,911	9.01%
Transactional income:
Gains on loan sales	216	0.49%	—	0.00%
Gain on sale of real estate owned	—	0.00%	473	2.23%
Other noninterest income	—	0.00%	36	0.17%
Accelerated accretion and loan fees	696	1.59%	1,273	6.00%
Total transactional income	912	2.08%	1,782	8.40%
Total	$4,651	10.62%	$3,693	17.41%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Net interest income for the three months ended September 30, 2013 and 2012 was $7.1 million and $6.1 million, respectively.  The increase of $1.0 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 9.2% for the quarter ended September 30, 2013 on an average outstanding balance of $220.4 million.  Lower transactional interest income in the purchased loan portfolio during the quarter ended September 30, 2013 resulted in a lower yield in comparison to the 2012 quarter; however, increased volume partially offset this unfavorable rate variance.  The following table summarizes interest income and related yields recognized on the Company’s loans.

	Three Months Ended September 30,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$242,700	$3,342	5.46%	$270,758	$3,936	5.77%
LASG:
Originated	47,208	680	5.71%	9,193	221	9.54%
Purchased	173,167	4,435	10.16%	83,475	3,184	15.13%
Total LASG	220,375	5,115	9.21%	92,668	3,405	14.58%
Total	$463,075	$8,457	7.25%	$363,426	$7,341	8.01%

In the quarter ended September 30, 2013, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable 2012 quarter. The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay. The following table summarizes the effects of such accretion.

	Three Months Ended September 30,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$119,298	$—	0.00%	$131,796	$(3)	-0.01%
Loans	463,075	36	0.03%	363,426	104	0.11%
Other interest-earning assets	83,129	—	0.00%	141,616	—	0.00%
Total interest-earning assets	$665,502	$36	0.02%	$636,838	$101	0.06%

Interest-bearing liabilities:
Interest-bearing deposits	463,128	201	0.17%	393,267	276	0.28%
Short-term borrowings	2,278	—	0.00%	1,251	—	0.00%
Borrowed funds	59,986	108	0.71%	100,186	481	1.90%
Junior subordinated debentures	8,288	(1)	-0.05%	8,124	—	0.00%
Total interest-bearing liabilities	$533,680	$308	0.23%	$502,828	$757	0.60%

Total effect of noncash accretion on:
Net interest income		$344			$858
Net interest margin		0.21%			0.53%

The Company’s interest rate spread and net interest margin increased by 47 basis points and 44 basis points, respectively, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  These increases were principally the result of the aforementioned increase in purchased loan volume.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$119,298	$282	0.94%	$131,796	$347	1.04%
Loans (2) (3)	463,075	8,457	7.25%	363,426	7,341	8.01%
Regulatory stock	5,721	4	0.28%	5,473	6	0.43%
Short-term investments (4)	77,408	48	0.25%	136,143	83	0.24%
Total interest-earning assets	665,502	8,791	5.24%	636,838	7,777	4.84%
Cash and due from banks	3,037			3,177
Other non-interest earning assets	34,012			37,695
Total assets	$702,551			$677,710

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$59,124	$40	0.27%	$56,595	$42	0.29%
Money market accounts	85,688	112	0.52%	47,349	53	0.44%
Savings accounts	33,926	12	0.14%	31,347	11	0.14%
Time deposits	284,390	883	1.23%	257,976	872	1.34%
Total interest-bearing deposits	463,128	1,047	0.90%	393,267	978	0.99%
Short-term borrowings	2,278	5	0.87%	1,251	6	1.90%
Borrowed funds	59,986	440	2.91%	100,186	502	1.99%
Junior subordinated debentures	8,288	192	9.19%	8,124	193	9.43%
Total interest-bearing liabilities	533,680	1,684	1.25%	502,828	1,679	1.32%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	50,391			49,815
Other liabilities	5,561			6,223
Total liabilities	589,632			558,866
Stockholders’ equity	112,919			118,844
Total liabilities and stockholders’ equity	$702,551			$677,710

Net interest income		$7,107			$6,098

Interest rate spread			3.99%			3.52%
Net interest margin (5)			4.24%			3.80%

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

(5)         Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(32)	$(33)	$(65)
Loans	1,867	(751)	1,116
Regulatory stock	—	(2)	(2)
Short-term investments	(37)	2	(35)
Total increase (decrease) in interest income	1,798	(784)	1,014
Interest bearing liabilities:
Interest bearing deposits	134	(65)	69
Short-term borrowings	3	(4)	(1)
Borrowed funds	(245)	183	(62)
Junior subordinated debentures	4	(5)	(1)
Total (decrease) increase in interest expense	(104)	109	5
Total increase (decrease) in net interest income	$1,902	$(893)	$1,009

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

The provision for loan losses for the three months ended September 30, 2013 and 2012 was $77 thousand and $228 thousand, respectively.  The decrease in the Company’s loan loss provision resulted principally from a quarter over quarter reduction in net charge-offs of $388 thousand.

Noninterest Income

Noninterest income decreased by $1.2 million for the current quarter, compared to the quarter ended September 30, 2012, principally due to the following:

•                  A decrease of $792 thousand in net securities gains.  In the quarter ended September 30, 2012, the Company sold a substantial portion of its available-for-sale investment portfolio and reinvested the sales proceeds in similar securities at lower market yields.  There were no security sales in the quarter ended September 30, 2013.

•                  A decrease of $489 thousand in gains on real estate owned.  In the quarter ended September 30, 2012, the Company recognized a gain of $473 thousand on the sale of real estate previously securing a purchased loan.

•                  A decrease of $217 thousand in gains of loans held for sale, reflecting an increase in mortgage loans held for portfolio in the current quarter as compared to the quarter ended September 30, 2012.

The aforementioned decreases in noninterest income were partially offset by the sale of one LASG loan for a gain of $216 thousand and increased fee income, principally from loan servicing, of $129 thousand.

Noninterest Expense

Noninterest expense increased by $1.0 million for the current quarter, compared to the quarter ended September 30, 2012, principally due to the following:

•                  An increase of $1.0 million in salaries and employee benefits, principally due to severance of $554 thousand and increased headcount in the LASG and mortgage lending divisions.

•                  An increase of $277 thousand in occupancy and equipment expense, principally due to the relocation of the Company’s Boston office in the second quarter of fiscal 2013.

•                  A decrease of $143 thousand in marketing expense, principally due to a reduction in deposit marketing in the quarter ended September 30, 2013.

•                  A $250 thousand insurance recovery recognized in the quarter ended September 30, 2013.

Income Taxes

The Company’s income tax expense was $161 thousand, or an effective rate of 33.5%, for the quarter ended September 30, 2013, as compared to $484 thousand, or an effective rate of 31.9%, for the quarter ended September 30, 2012.  The effective rate for each quarter differs from the Company’s statutory rate because of favorable book to tax differences, such as tax credits and tax exempt life insurance income.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and June 30, 2013; (ii) Consolidated Statements of Income for the three months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

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

Date: November 14, 2013		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and June 30, 2013; (ii) Consolidated Statements of Income for the three months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*   Filed herewith

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.