Form 10-Q
period 2013-12-31
NORTHEAST BANCORP /ME/
filed 2014-02-12
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2014 the registrant had outstanding 9,551,531 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2013	June 30, 2013
Assets
Cash and due from banks	$2,948	$3,238
Short-term investments	60,479	62,696
Total cash and cash equivalents	63,427	65,934

Available-for-sale securities, at fair value	114,717	121,597
Loans held for sale	6,826	8,594

Loans	501,709	435,376
Less: Allowance for loan losses	1,350	1,143
Loans, net	500,359	434,233

Premises and equipment, net	9,624	10,075
Real estate owned and other possessed collateral, net	3,211	2,134
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,721	5,721
Intangible assets, net	3,124	3,544
Bank owned life insurance	14,619	14,385
Other assets	10,997	4,422
Total assets	$732,625	$670,639

Liabilities and Stockholders’ Equity
Deposits
Demand	$47,015	$46,425
Savings and interest checking	93,394	90,970
Money market	88,156	84,416
Time	307,957	262,812
Total deposits	536,522	484,623

Federal Home Loan Bank advances	42,931	28,040
Wholesale repurchase agreements	15,290	25,397
Short-term borrowings	2,468	625
Junior subordinated debentures issued to affiliated trusts	8,352	8,268
Capital lease obligation	1,650	1,739
Other liabilities	11,029	8,145
Total liabilities	618,242	556,837

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 9,551,531 and 9,565,680 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	9,552	9,566
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 880,963 shares issued and outstanding at December 31, 2013 and June 30, 2013	881	881
Additional paid-in capital	93,230	92,745
Retained earnings	12,358	12,524
Accumulated other comprehensive loss	(1,638)	(1,914)
Total stockholders’ equity	114,383	113,802
Total liabilities and stockholders’ equity	$732,625	$670,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest and dividend income:
Interest on loans	$10,282	$8,267	$18,739	$15,608
Interest on available-for-sale securities	262	348	544	695
Other interest and dividend income	96	109	147	198
Total interest and dividend income	10,640	8,724	19,430	16,501

Interest expense:
Deposits	979	1,028	2,026	2,006
Federal Home Loan Bank advances	327	259	651	518
Wholesale repurchase agreements	98	161	192	380
Short-term borrowings	6	5	11	11
Junior subordinated debentures issued to affiliated trusts	192	191	385	384
Obligation under capital lease agreements	21	23	43	47
Total interest expense	1,623	1,667	3,308	3,346

Net interest and dividend income before provision for loan losses	9,017	7,057	16,122	13,155
Provision for loan losses	151	247	227	475
Net interest and dividend income after provision for loan losses	8,866	6,810	15,895	12,680

Noninterest income:
Fees for other services to customers	421	462	861	772
Net securities gains	—	—	—	792
Gain on sales of loans held for sale	341	914	880	1,670
Gain on sales of portfolio loans	13	998	230	998
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(77)	—	(115)	451
Bank-owned life insurance income	116	358	234	481
Other noninterest income	21	13	34	56
Total noninterest income	835	2,745	2,124	5,220

Noninterest expense:
Salaries and employee benefits	4,253	3,843	8,885	7,483
Occupancy and equipment expense	1,311	1,104	2,625	2,123
Professional fees	323	399	749	822
Data processing fees	256	220	513	432
Marketing expense	103	247	139	429
Loan acquisition and collection expense	290	479	763	933
FDIC insurance premiums	117	122	227	239
Intangible asset amortization	210	265	420	530
Legal settlement recovery	—	—	(250)	—
Other noninterest expense	751	738	1,395	1,368
Total noninterest expense	7,614	7,417	15,466	14,359

Income from continuing operations before income tax expense	2,087	2,138	2,553	3,541
Income tax expense	676	676	832	1,121
Net income from continuing operations	1,411	1,462	1,721	2,420

(Loss) income from discontinued operations before tax (benefit) expense	(27)	84	(12)	198
Income tax (benefit) expense	(9)	29	(4)	68
Net (loss) income from discontinued operations	(18)	55	(8)	130
Net income	$1,393	$1,517	$1,713	$2,550
Net income available to common stockholders	$1,393	$1,259	$1,713	$2,195

Weighted-average shares outstanding:
Basic	10,432,833	10,383,441	10,436,673	10,383,441
Diluted	10,432,833	10,383,441	10,436,673	10,383,441
Earnings per common share:
Basic:
Income from continuing operations	$0.13	$0.11	$0.16	$0.20
Income from discontinued operations	—	0.01	—	0.01
Net Income	$0.13	$0.12	$0.16	$0.21
Diluted:
Income from continuing operations	$0.13	$0.11	$0.16	$0.20
Income from discontinued operations	—	0.01	—	0.01
Net income	$0.13	$0.12	$0.16	$0.21
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net income	$1,393	$1,517	$1,713	$2,550

Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	(647)	(311)	(130)	(154)
Reclassification adjustment for net gains included in net income	—	—	—	(792)
Total available-for-sale securities	(647)	(311)	(130)	(946)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	565	59	584	65
Reclassification adjustments for net gains included in net income	(17)	(19)	(36)	(37)
Total derivatives and hedging activities	548	40	548	28
Total other comprehensive (loss) income, before tax	(99)	(271)	418	(918)
Income tax expense (benefit) related to other comprehensive (loss) income	(34)	(93)	142	(313)
Other comprehensive (loss) income, net of tax	(65)	(178)	276	(605)
Comprehensive income	$1,328	$1,339	$1,989	$1,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity

Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,139
Net income	—	—	—	—	—	—	—	2,550	—	2,550
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(605)	(605)
Conversion of non-voting common stock to voting common stock	—	—	160,245	160	(160,245)	(160)	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	—	(113)
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(1,870)	—	(1,870)
Offering costs	—	—	—	—	—	—	(60)	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	212	—	—	212
Redemption of preferred stock and warrants	(4,227)	(4)	—	—	—	—	(4,318)	—	—	(4,322)
Accretion of preferred stock	—	—	—	—	—	—	268	(268)	—	—
Balance at December 31, 2012	—	$—	9,467,372	$9,467	916,069	$916	$92,461	$12,534	$(447)	$114,931

Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	1,713	—	1,713
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	276	276
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(1,879)	—	(1,879)
Stock-based compensation	—	—	—	—	—	—	471	—	—	471
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—
Balance at December 31, 2013	—	$—	9,551,531	$9,552	880,963	$881	$93,230	$12,358	$(1,638)	$114,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities:
Net income	$1,713	$2,550
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	227	475
Loss (gain) on sale and impairment of real estate owned and other repossessed collateral, net	115	(451)
Accretion of fair value adjustments on loans, net	(4,099)	(3,505)
Accretion of fair value adjustments on deposits, net	(415)	(537)
Accretion of fair value adjustments on borrowings, net	(132)	(703)
Originations of loans held for sale	(44,651)	(73,982)
Net proceeds from sales of loans held for sale	47,299	77,272
Gain on sales of loans held for sale	(880)	(1,670)
Gain on sales of portfolio loans	(230)	(998)
Amortization of intangible assets	420	530
Bank-owned life insurance income, net	(234)	(481)
Depreciation of premises and equipment	1,035	842
Gain on sale of premises and equipment	(1)	—
Net gain on sale of available-for-sale securities	—	(792)
Stock-based compensation	471	212
Amortization of securities, net	668	794
Changes in other assets and liabilities:
Other assets	(6,568)	932
Other liabilities	3,290	1,159
Net cash (used in) provided by operating activities	(1,972)	1,647

Investing activities:
Proceeds from sales of available-for-sale securities	—	159,579
Purchases of available-for-sale securities	(12,083)	(167,294)
Proceeds from maturities and principal payments on available-for-sale securities	18,165	6,668
Loan purchases	(29,967)	(63,887)
Loan originations and principal collections, net	(34,000)	24,193
Purchases of premises and equipment	(594)	(2,071)
Proceeds from sales of premises and equipment	11	—
Proceeds from sales of real estate owned and other repossessed collateral	528	907
Proceeds from life insurance benefits	—	628
Proceeds from sales of portfolio loans	216	5,189
Net cash used in investing activities	(57,724)	(36,088)

Financing activities:
Net increase in deposits	52,314	79,867
Net decrease in short-term borrowings	1,843	361
Dividends paid on preferred stock	—	(113)
Dividends paid on common stock	(1,879)	(1,870)
Proceeds from FHLB advances	15,000	—
Stock offering costs	—	(60)
Repayment of wholesale repurchase agreements	(10,000)	(40,000)
Redemption of preferred stock and warrants	—	(4,322)
Repayment of capital lease obligation	(89)	(84)
Net cash provided by financing activities	57,189	33,779

Net decrease in cash and cash equivalents	(2,507)	(662)
Cash and cash equivalents, beginning of period	65,934	128,274
Cash and cash equivalents, end of period	$63,427	$127,612

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$1,727	$3,310
Transfers from real estate owned and other repossessed collateral to loans	—	1,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2013

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The new standards are effective for annual periods beginning January 1, 2013 and for interim periods within those annual periods. Retrospective application is required. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-30”). The amendments in ASU 2013-30 permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  ASU 2013-30 may impact the accounting for interest rate hedging relationships entered into after July 17, 2013.

In January 2014, the FASB issued ASU No. 2014-04, Receivables (Topic 310): Troubled Debt Restructurings by Creditors (“ASU 2014-04”).  The amendments clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments ASU 2013-04 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Under the modified retrospective transition method, an entity should apply the amendments by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective.  The Company does not expect ASU 2014-04 to have material impact on the consolidated financial statements.

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,152	$13	$(22)	$45,143
Agency mortgage-backed securities	72,331	—	(2,757)	69,574
	$117,483	$13	$(2,779)	$114,717

	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,289	$44	$—	$45,333
Agency mortgage-backed securities	78,944	—	(2,680)	76,264
	$124,233	$44	$(2,680)	$121,597

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Gross realized gains	$—	$—	$—	$831
Gross realized losses	—	—	—	(39)
Net security gains	$—	$—	$—	$792

At December 31, 2013, investment securities with a fair value of approximately $42.0 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31,2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$9,056	$(22)	$—	$—	$9,056	$(22)
Agency mortgage-backed securities	33,623	(884)	35,951	(1,873)	69,574	(2,757)
	$42,679	$(906)	$35,951	$(1,873)	$78,630	$(2,779)

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	76,264	(2,680)	—	—	76,264	(2,680)
	$76,264	$(2,680)	$—	$—	$76,264	$(2,680)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2013 or 2012.

At December 31, 2013, the Company had eleven securities in a continuous loss position for greater than twelve months.  At December 31, 2013, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at December 31, 2013 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2013.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2013. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$33,070	$33,082
Due after one year through five years	12,081	12,061
Due after five years through ten years	37,599	36,684
Due after ten years	34,733	32,890
	$117,483	$114,717

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

Loans purchased by the Company are accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion.  The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan.  The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.”  Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield.  The effect of subsequent declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”), and therefore by definition is an impaired loan.  Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition.  As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company’s expectations at acquisition, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

The composition of the Company’s loan portfolio follows.

	December 31, 2013			June 30, 2013
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$120,814	$2,606	$123,420	$89,734	$2,706	$92,440
Home equity	30,065	—	30,065	35,389	—	35,389
Commercial real estate	117,986	174,816	292,802	100,402	164,046	264,448
Construction	—	—	—	42	—	42
Commercial business	43,687	13	43,700	29,686	34	29,720
Consumer	11,722	—	11,722	13,337	—	13,337
Total loans	$324,274	$177,435	$501,709	$268,590	$166,786	$435,376

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

Purchased: Loans in this segment are typically secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the Bank’s Loan Acquisition and Servicing Group (“LASG”).  Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase.  Loans in this segment acquired with specific material credit deterioration since origination are identified as purchased credit-impaired.  Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property.  Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segment.  The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment.  This historical loss factor is adjusted for the following qualitative factors:

•                  Levels and trends in delinquencies and nonperforming loans

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

•                  National and local economic trends and conditions

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended December 31, 2013 or 2012.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for qualitative factors.  Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure.  However, all TDRs are individually reviewed for impairment.

For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition.  For loans accounted for under ASC 310-30, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan’s effective rate assumed at acquisition.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$695	$163	$50	$148	$101	$67	$1,224
Provision	(33)	158	2	(24)	106	(58)	151
Recoveries	—	—	—	12	—	—	12
Charge-offs	(13)	—	—	(24)	—	—	(37)
Ending balance	$649	$321	$52	$112	$207	$9	$1,350

	Three Months Ended December 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$301	$71	$53	$243	$—	$—	$668
Provision	199	32	(6)	22	—	—	247
Recoveries	—	—	—	5	—	—	5
Charge-offs	(8)	(1)	—	(36)	—	—	(45)
Ending balance	$492	$102	$47	$234	$—	$—	875

	Six Months Ended December 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	82	148	(24)	(78)	131	(32)	227
Recoveries	6	—	6	31	—	—	43
Charge-offs	(33)	—	—	(30)	—	—	(63)
Ending balance	$649	$321	$52	$112	$207	$9	$1,350

	Six Months Ended December 31, 2012
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$—	$—	$824
Provision	412	9	(42)	96	—	—	475
Recoveries	1	—	—	7	—	—	8
Charge-offs	(135)	—	(203)	(94)	—	—	(432)
Ending balance	$492	$102	$47	$234	$—	$—	875

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$189	$108	$44	$4	$86	$—	$431
Collectively evaluated	460	213	8	108	—	9	798
ASC 310-30	—	—	—	—	121	—	121
Total	$649	$321	$52	$112	$207	$9	$1,350

Loans:
Individually evaluated	$2,208	$1,637	$108	$224	$5,255	$—	$9,432
Collectively evaluated	148,671	116,349	43,579	11,498	—	—	320,097
ASC 310-30	—	—	—	—	172,180	—	172,180
Total	$150,879	$117,986	$43,687	$11,722	$177,435	$—	$501,709

	June 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$235	$85	$63	$23	$65	$—	$471
Collectively evaluated	359	88	7	166	—	41	661
ASC 310-30	—	—	—	—	11	—	11
Total	$594	$173	$70	$189	$76	$41	$1,143

Loans:
Individually evaluated	$2,626	$1,558	$110	$149	$1,129	$—	$5,572
Collectively evaluated	122,497	98,886	29,576	13,188	—	—	264,147
ASC 310-30	—	—	—	—	165,657	—	165,657
Total	$125,123	$100,444	$29,686	$13,337	$166,786	$—	$435,376

The following table sets forth information regarding impaired loans.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2013			June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$837	$879	$—	$1,158	$1,225	$—
Consumer	111	121	—	88	93	—
Commercial real estate	383	404	—	434	479	—
Commercial business	64	118	—	47	101	—
Purchased:
Commercial real estate	3,320	5,436	—	928	1,279	—
Total	4,715	6,958	—	2,655	3,177	—

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,371	1,342	189	1,468	1,420	235
Consumer	113	113	4	61	61	23
Commercial real estate	1,254	1,259	108	1,124	1,131	85
Commercial business	44	78	44	63	98	63
Purchased:
Commercial real estate	1,935	2,228	86	201	276	65
Total	4,717	5,020	431	2,917	2,986	471
Total impaired loans	$9,432	$11,978	$431	$5,572	$6,163	$471

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$901	$8	$904	$8
Consumer	96	1	64	1
Commercial real estate	413	7	1,285	19
Commercial business	72	3	119	—
Purchased:
Commercial real estate	2,833	41	—	—
Total	4,315	60	2,372	28

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,344	19	1,178	17
Consumer	117	2	74	1
Commercial real estate	1,186	19	628	7
Commercial business	44	1	46	—
Purchased:
Commercial real estate	1,067	46	—	—
Total	3,758	87	1,926	25
Total impaired loans	$8,073	$147	$4,298	$53

	Six Months Ended December 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$986	$14	$700	$13
Consumer	93	2	42	2
Commercial real estate	420	14	1,351	29
Commercial business	63	6	205	3
Purchased:
Commercial real estate	2,198	48	352	—
Total	3,760	84	2,650	47

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,385	37	821	26
Consumer	98	3	49	2
Commercial real estate	1,165	45	610	13
Commercial business	50	1	280	—
Purchased:
Commercial real estate	778	48	—	—
Total	3,476	134	1,760	41
Total impaired loans	$7,236	$218	$4,410	$88

Credit Quality

The Company utilizes a ten-point internal loan rating system for commercial real estate, construction, commercial business, and certain residential loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings of all loans subject to risk ratings. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.  Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company’s recorded investment in that loan, which may be significantly lower than the loan’s unpaid principal balance.

The following tables present the Company’s loans by risk rating.

	December 31, 2013
	Originated Portfolio
	Commercial		Commercial		Purchased
	Real Estate	Construction	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$107,455	$—	$43,374	$12,147	$164,588	$327,564
Loans rated 7	8,151	—	41	641	6,630	15,463
Loans rated 8	2,380	—	272	664	6,217	9,533
Loans rated 9	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—
	$117,986	$—	$43,687	$13,452	$177,435	$352,560

	June 30, 2013
	Originated Portfolio
	Commercial		Commercial		Purchased
	Real Estate	Construction	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$95,834	$42	$29,340	$13,110	$161,965	$300,291
Loans rated 7	3,537	—	82	638	3,226	7,483
Loans rated 8	1,031	—	264	527	1,595	3,417
Loans rated 9	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—
	$100,402	$42	$29,686	$14,275	$166,786	$311,191

(1)         Certain of the Company’s loans originated for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	December 31, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$786	$403	$—	$1,684	$2,873	$117,941	$120,814	$1,895
Home equity	97	212	—	186	495	29,570	30,065	204
Commercial real estate	411	258	—	26	695	117,291	117,986	487
Construction	—	—	—	—	—	—	—	—
Commercial business	—	—	—	43	43	43,644	43,687	61
Consumer	277	133	—	139	549	11,173	11,722	259
Total originated portfolio	1,571	1,006	—	2,078	4,655	319,619	324,274	2,906
Purchased portfolio:
Residential real estate	15	—	—	—	15	2,591	2,606	—
Commercial business	—	—	—	—	—	13	13	—
Commercial real estate	4	—	—	3,224	3,228	171,588	174,816	3,245
Total purchased portfolio	19	—	—	3,224	3,243	174,192	177,435	3,245
Total loans	$1,590	$1,006	$—	$5,302	$7,898	$493,811	$501,709	$6,151

	June 30, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$278	$408	$—	$1,965	$2,651	$87,083	$89,734	$2,346
Home equity	53	47	—	253	353	35,036	35,389	334
Commercial real estate	91	326	—	98	515	99,887	100,402	473
Construction	—	—	—	—	—	42	42	—
Commercial business	—	—	—	44	44	29,642	29,686	110
Consumer	193	77	—	117	387	12,950	13,337	136
Total originated portfolio	615	858	—	2,477	3,950	264,640	268,590	3,399

Purchased portfolio:
Residential real estate	—	—	—	—	—	2,706	2,706	—
Commercial business	—	—	—	—	—	34	34	—
Commercial real estate	—	2,210	—	1,135	3,345	160,701	164,046	1,457
Total purchased portfolio	—	2,210	—	1,135	3,345	163,441	166,786	1,457
Total loans	$615	$3,068	$—	$3,612	$7,295	$428,081	$435,376	$4,856

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	3	$1,763	1	$242	4	$1,777	1	$242
Adjusted interest rate	—	—	—	—	1	82	—	—
Rate and maturity	—	—	6	461	—	—	7	683
Principal deferment	—	—	—	—	2	341	—	—
Court ordered concession	—	—	1	36	—	—	1	36
	3	$1,763	8	$739	7	$2,200	9	$961

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	—	$—	$—	3	$453	$453
Home equity	—	—	—	2	278	278
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	1	39	39	3	8	8
Total originated portfolio	1	39	39	8	739	739

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	2	1,685	1,724	—	—	—
Total purchased portfolio	2	1,685	1,724	—	—	—
Total	3	$1,724	$1,763	8	$739	$739

	Six Months Ended December 31,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	—	$—	$—	4	$675	$675
Home equity	1	14	14	2	278	278
Commercial real estate	1	323	323	—	—	—
Commercial business	1	18	18	—	—	—
Consumer	2	121	121	3	8	8
Total originated portfolio	5	476	476	9	961	961

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	2	1,685	1,724	—	—	—
Total purchased portfolio	2	1,685	1,724	—	—	—
Total	7	$2,161	$2,200	9	$961	$961

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential	—	$—	—	$—	1	$69	—	$—
Home equity	—	—	1	36	—	—	1	36
Consumer	—	—	—	—	1	10	—	—
	—	$—	1	$36	2	$79	1	$36

As of December 31, 2013, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company.

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
	(Dollars in thousands)
Contractually required payments receivable	$20,865	$43,082
Nonaccretable difference	(420)	(593)
Cash flows expected to be collected	20,445	42,489
Accretable yield	(6,826)	(12,522)
Fair value of loans acquired	$13,619	$29,967

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
	(Dollars in thousands)
Beginning balance	$106,805	$108,251
Acquisitions	6,826	12,522
Accretion	(3,898)	(7,636)
Reclassifications to accretable yield	676	763
Disposals and other	(6,292)	(9,783)
End balance	$104,117	$104,117

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Unpaid principal balance	$210,297	$203,755
Carrying amount	$175,416	$166,506

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

	Three months Ended December 31,		Six months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share data)

Net income	$1,393	$1,517	$1,713	$2,550
Preferred stock dividends and accretion	—	(258)	—	(355)
Net income available to common shareholders	$1,393	$1,259	$1,713	$2,195

Weighted average shares used in calculation of basic EPS	10,432,833	10,383,441	10,436,673	10,383,441
Incremental shares from assumed exercise of dilutive securities	—	—	—	—
Weighted average shares used in calculation of diluted EPS	10,432,833	10,383,441	10,436,673	10,383,441

Earnings per common share:
Income from continuing operations	$0.13	$0.11	$0.16	$0.20
Income from discontinued operations	—	0.01	—	0.01
Earnings per common share	$0.13	$0.12	$0.16	$0.21

Diluted earnings per common share:
Income from continuing operations	$0.13	$0.11	$0.16	$0.20
Income from discontinued operations	—	0.01	—	0.01
Diluted earnings per common share	$0.13	$0.12	$0.16	$0.21

Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Stock options	1,136,080	783,149	1,151,442	787,449
Warrants	—	65,742	—	66,850
	1,136,080	848,891	1,151,442	854,299

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

Borrowings - The fair value of the Company’s borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next re-pricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, wholesale repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,143	$—	$45,143	$—
Agency mortgage-backed securities	69,574	—	69,574	—
Other assets — interest rate caps	—	—	—	—
Other assets — interest rate swaps	478	—	478	—
Liabilities
Other liabilities — interest rate swaps	$283	$—	$283	$—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,333	$—	$45,333	$—
Agency mortgage-backed securities	76,264	—	76,264	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swap	$389	$—	$389	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$538	$—	$—	$538
Real estate owned and other repossessed collateral	3,211	—	—	3,211

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$894	$—	$—	$894
Real estate owned and other repossessed collateral	2,134	—	—	2,134

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$63,427	$63,427	$63,427	$—	$—
Available-for-sale securities	114,717	114,717	—	114,717	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	6,826	6,835	—	6,835	—
Loans, net	500,359	517,284	—	—	517,284
Accrued interest receivable	1,442	1,442	—	1,442	—
Interest rate caps	—	—	—	—	—
Interest rate swaps	478	478	—	478	—

Financial liabilities:
Deposits	536,522	498,582	—	498,582	—
FHLB advances	42,931	44,162	—	44,162	—
Wholesale repurchase agreements	15,290	15,715	—	15,715	—
Short-term borrowings	2,468	2,468	—	2,468	—
Capital lease obligation	1,650	1,804	—	1,804	—
Subordinated debentures	8,352	7,223	—	—	7,223
Interest rate swaps	283	283	—	283	—

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,934	$65,934	$65,934	$—	$—
Available-for-sale securities	121,597	121,597	—	121,597	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	8,594	8,602	—	8,602	—
Loans, net	434,233	444,988	—	—	444,988
Accrued interest receivable	1,396	1,396	—	1,396	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	484,623	449,857	—	449,857	—
FHLB advances	28,040	29,404	—	29,404	—
Wholesale repurchase agreements	25,397	26,092	—	26,092	—
Short-term borrowings	625	625	—	625	—
Capital lease obligation	1,739	1,926	—	1,926	—
Subordinated debentures	8,268	7,594	—	—	7,594
Interest rate swaps	389	389	—	389	—

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2013, the Company had posted cash collateral totaling $800 thousand with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(168)	$(283)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.27%	3.38%	n/a	237	237	Other Assets
5,000	July 2013	July 2028	3 Mo. LIBOR	0.27%	3.23%	n/a	159	159	Other Assets
5,000	July 2013	July 2023	3 Mo. LIBOR	0.27%	2.77%	n/a	82	82	Other Assets
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(25)	—	Other Assets
$31,000							$285	$195

June 30, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(223)	$(389)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(40)	—	Other Assets
$16,000							$(263)	$(389)

During the three and six months ended December 31, 2013 and 2012, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2013 and 2012 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

During the periods presented, amounts recognized in income related to hedge ineffectiveness resulted from amortization of the non-zero fair value associated with the Company’s single interest rate swap held at the time of the merger with FHB Formation LLC in December 2010. During the periods presented, amounts recognized in income related to amounts excluded from effectiveness testing resulted from amortization of the acquisition price of interest rate caps. The table below presents amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(8)	$(6)	$(14)	$(14)
Interest rate swap	25	25	50	51
Total	$17	$19	$36	$37

The Company expects to record interest income of $100 thousand related to interest rate swap ineffectiveness in the next twelve months. The Company expects to record interest expense of $26 thousand related to its purchased interest rate caps in the next twelve months.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended December 31,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(647)	$(220)	$(427)	$(311)	$(107)	$(204)
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	(647)	(220)	(427)	(311)	(107)	(204)
Change in accumulated loss on effective cash flow hedges	565	192	373	59	20	39
Reclassification adjustment for net gains included in net income	(17)	(6)	(11)	(19)	(6)	(13)
Total derivatives and hedging activities	548	186	362	40	14	26
Total other comprehensive loss	$(99)	$(34)	$(65)	$(271)	$(93)	$(178)

	Six Months Ended December 31,
	2013			2012
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(130)	$(44)	$(86)	$(154)	$(52)	$(102)
Reclassification adjustment for net gains included in net income	—	—	—	(792)	(270)	(522)
Total available-for-sale securities	(130)	(44)	(86)	(946)	(322)	(624)
Change in accumulated loss on effective cash flow hedges	584	198	386	65	22	43
Reclassification adjustment for net gains included in net income	(36)	(12)	(24)	(37)	(13)	(24)
Total derivatives and hedging activities	548	186	362	28	9	19
Total other comprehensive income (loss)	$418	$142	$276	$(918)	$(313)	$(605)

Accumulated other comprehensive loss is comprised of the following.

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(2,766)	$(2,636)
Tax effect	940	896
Net-of-tax amount	(1,826)	(1,740)
Unrealized gain (loss) on cash flow hedges	285	(263)
Tax effect	(97)	89
Net-of-tax amount	188	(174)
Accumulated other comprehensive loss	$(1,638)	$(1,914)

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

Financial instruments with contract amounts that represent credit risk are as follows:

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Commitments to originate loans:
Residential real estate mortgages	$13,198	$12,445
Construction loans	—	—
Consumer	—	—
Commercial real estate mortgages	6,798	—
Commercial business loans	8,040	904
	$28,036	$13,349

Unused lines of credit	$35,488	$30,809
Standby letters of credit	467	420
Unadvanced portions of construction loans	—	—

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

10.  Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified in as discontinued operations in the accompanying consolidated statements of income.  The following summarizes the operations of the Company’s investment brokerage division for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Noninterest income:
Investment commissions	$296	$799	$971	$1,474
Other noninterest income	—	—	—	—
Total noninterest income	296	799	971	1,474

Noninterest expense:
Salaries and employee benefits	261	570	793	987
Occupancy and equipment expense	20	43	60	103
Data processing fees	25	64	82	120
Marketing expense	—	5	8	10
Other noninterest expense	17	33	40	56
Total noninterest expense	323	715	983	1,276

(Loss) income before tax	(27)	84	(12)	198
Income tax (benefit) expense	(9)	29	(4)	68
Net (loss) income	$(18)	$55	$(8)	$130

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

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), a Maine corporation chartered in April 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), which has ten banking branches. The Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank, is a Maine -chartered bank and a member of the Federal Reserve System. As such, the Company and the Bank are currently subject to the regulatory oversight of the Federal Reserve and the State of Maine Bureau of Financial Institutions (the “Bureau”).

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  The Company’s compliance ratios at December 31, 2013 follow.

Condition	Ratios at December 31, 2013
(i) Tier 1 leverage ratio	16.66%
(ii) Total risk-based capital ratio	24.61%
(iii) Ratio of purchased loans to total loans	34.89%
(iv) Ratio of loans to core deposits	95.10%
(v) Ratio of commercial real estate loans to total risk-based capital	170.69%

As of December 31, 2013, the Company, on a consolidated basis, had total assets of $732.6 million, total deposits of $536.5 million, and stockholders’ equity of $114.4 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and seven loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

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

Focus on core deposits. The Company offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network.  In June 2012, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank, as an additional channel through which to raise core deposits to fund the Company’s asset strategy.

Continuing our community banking tradition. The Community Banking Division retains a high degree of local autonomy and operational flexibility to better serve its customers. The Community Banking Division’s focus on sales and service allows us to attract and retain core deposits in support of balance sheet growth, and to continue to generate new loans, particularly through the efforts of the residential mortgage origination team.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2013 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the six months ended December 31, 2013.

Overview

Net income was $1.4 million for the quarter ended December 31, 2013, compared to $1.5 million for the quarter ended December 31, 2012.  Net income for the six months ended December 31, 2013 was $1.7 million, compared to $2.6 million for the six months ended December 31, 2012.

Net income available to common stockholders was $1.4 million, or $0.13 per diluted common share, for the quarter ended December 31, 2013, compared to $1.3 million, or $0.12 per diluted common share, for the quarter ended December 31, 2012.  For the six months ended December 31, 2013, net income available to common stockholders was $1.7 million, or $0.16 per diluted common share, compared to $2.2 million, or $0.18 per diluted common share, for the six months ended December 31, 2012.

Net interest income before provision increased by $2.0 million, or 27.8%, to $9.0 million for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012, primarily due to growth in the LASG loan portfolio. This result is evident in the net interest margin, which increased to 5.16% for the quarter ended December 31, 2013, compared to 4.28% for the quarter ended December 31, 2012.

Noninterest income decreased by $1.9 million for the quarter ended December 31, 2013, compared to the quarter ended December 31, 2012, principally due to the following:

•                  A decrease of $573 thousand in gain on sales of loans held for sale, a volume related difference principally due to the increased proportion of residential mortgages held in portfolio.

•                  A decrease of $985 thousand in gains on sales of portfolio loans.  In the quarter ended December 31, 2012, the Company recognized $817 thousand on the sale of a purchased loan.

•                  A decrease of $242 thousand in bank-owned life insurance income.  In the quarter ended December 31, 2012, the Company received $235 thousand in life insurance death benefits.

Noninterest expense increased by $197 thousand for the quarter ended December 31, 2013, compared to the quarter ended December 31, 2012, principally due to the following:

•                  An increase of $410 thousand in salaries and employee benefits principally due to increased incentive compensation and increases in the cost of employee medical insurance benefits.

•                  An increase of $207 thousand in occupancy expense resulting from the relocation of the Company’s Boston office in the second quarter of fiscal 2013.

•                  A decrease of $144 thousand in marketing expenses, principally due to a reduction in deposit marketing.

•                  A decrease of $189 thousand in loan acquisition and collection expenses, principally due to a decreased level of loan purchases in the quarter ended December 31, 2013 when compared to the quarter ended December 31, 2012.

Financial Condition

Overview

Total assets increased by $62.0 million, or 9.0%, to $732.6 million at December 31, 2013, compared to June 30, 2013. The principal components of the change in the balance sheet were as follows:

•                  The loan portfolio grew by $66.3 million, or 15.2%, compared to June 30, 2013, principally due to net growth of $50.6 million in commercial loans purchased or originated by the LASG and $15.7 million of net growth in loans originated by the Community Banking Division.  Growth in the Community Banking Division during the quarter was principally due to $40.4 million of residential loan originations held in portfolio.  As has been discussed in the Company’s prior SEC filings, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010.  The Company’s loan purchase capacity under these conditions follows.

Basis for Regulatory Condition	Condition	Purchased Loan Capacity at December 31, 2013
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$43.3
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital	$159.3

An overview of the LASG portfolio follows.

	Three Months Ended December 31,
	2013			2012
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$15,663	$17,138	$32,801	$47,295	$4,026	$51,321
Net investment basis	13,619	17,138	30,757	32,864	4,026	36,890

Loan returns during the period:
Yield	13.82%	5.14%	11.38%	13.34%	9.72%	12.96%
Total Return (1)	13.76%	5.14%	11.35%	15.95%	9.72%	15.30%

	Six Months Ended December 31,
	2013			2012
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$33,994	$43,564	$77,558	$89,568	$12,825	$102,393
Net investment basis	29,967	43,564	73,531	64,213	12,825	77,038

Loan returns during the period:
Yield	12.00%	5.37%	10.35%	14.09%	9.65%	13.64%
Total Return (1)	12.20%	5.37%	10.51%	16.53%	9.65%	15.83%

Total loans as of period end:
Unpaid principal balance	$212,767	$78,828	$291,595	$172,030	$15,937	$187,967
Net investment basis	177,435	78,868	256,303	133,724	15,945	149,669

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Deposits and borrowings increased by $51.9 million and $6.6 million, respectively, from June 30, 2013.  Growth in each was tied to the Company’s strategy for funding its loan growth, and in particular to mitigate the interest rate risk associated with the increase in its residential loan portfolio.  To date, the Company has duration-matched such growth with a mix of term funding raised through deposit listing services and Federal Home Loan Bank (“FHLB”) advances, the latter in conjunction with interest rate swaps.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $63.4 million as of December 31, 2013, a decrease of $2.5 million, or 3.8%, from $65.9 million at June 30, 2013.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $114.7 million as of December 31, 2013. At December 31, 2013, securities with a fair value of $42.0 million were pledged for outstanding borrowings.

Loans

Total loans, excluding loans held for sale, amounted to $501.7 million as of December 31, 2013, an increase of $66.3 million, or 15.2%, from $435.4 million as of June 30, 2013. The increase consisted of net growth in loans purchased or originated by the LASG of $50.6 million and net growth in loans originated by the Community Banking Division of $15.7 million.  The composition of the Company’s loan portfolio follows.

	December 31, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$120,664	$150	$120,814	24.08%
Home equity	30,065	—	30,065	5.99%
Commercial real estate: non-owner occupied	47,519	36,788	84,307	16.80%
Commercial real estate: owner occupied	24,134	9,545	33,679	6.72%
Construction	—	—	—	0.00%
Commercial business	11,302	32,385	43,687	8.71%
Consumer	11,722	—	11,722	2.34%
Subtotal	245,406	78,868	324,274	64.64%
Purchased loans:
Residential real estate	—	2,606	2,606	0.52%
Commercial business	—	13	13	0.00%
Commercial real estate: non-owner occupied	—	125,901	125,901	25.09%
Commercial real estate: owner occupied	—	48,915	48,915	9.75%
Subtotal	—	177,435	177,435	35.36%
Total	$245,406	$256,303	$501,709	100.00%

	June 30, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$89,584	$150	$89,734	20.61%
Home equity	35,389	—	35,389	8.13%
Commercial real estate: non-owner occupied	48,428	18,126	66,554	15.29%
Commercial real estate: owner occupied	30,487	3,361	33,848	7.77%
Construction	42	—	42	0.01%
Commercial business	12,444	17,242	29,686	6.82%
Consumer	13,337	—	13,337	3.06%
Subtotal	229,711	38,879	268,590	61.69%
Purchased loans:
Residential real estate	—	2,706	2,706	0.62%
Commercial business	—	34	34	0.01%
Commercial real estate: non-owner occupied	—	125,496	125,496	28.83%
Commercial real estate: owner occupied	—	38,550	38,550	8.85%
Subtotal	—	166,786	166,786	38.31%
Total	$229,711	$205,665	$435,376	100.00%

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of December 31, 2013 and June 30, 2013.  The net increase in nonperforming assets during the six months ended December 31, 2013 was principally due to three purchased loan relationships.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at December 31, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,745	$150	$1,895
Home equity	204	—	204
Commercial real estate	487	3,245	3,732
Construction	—	—	—
Commercial business	61	—	61
Consumer	259	—	259
Subtotal	2,756	3,395	6,151
Real estate owned and other repossessed collateral	2,181	1,030	3,211
Total	$4,937	$4,425	$9,362
Ratio of nonperforming loans to total loans			1.23%
Ratio of nonperforming assets to total assets			1.28%
Ratio of loans past due to total loans			1.57%
Nonperforming loans that are current			$691
Loans risk rated substandard or worse			$9,533
Troubled debt restructurings:
On accrual status			$4,832
On nonaccrual status			$957

	Non-Performing Assets at June 30, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,346	$—	$2,346
Home equity	334	—	334
Commercial real estate	473	1,457	1,930
Construction	—	—	—
Commercial business	110	—	110
Consumer	136	—	136
Subtotal	3,399	1,457	4,856
Real estate owned and other repossessed collateral	2,134	—	2,134
Total	$5,533	$1,457	$6,990
Ratio of nonperforming loans to total loans			1.12%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.68%
Nonperforming loans that are current			$887
Loans risk rated substandard or worse			$3,417
Troubled debt restructurings:
On accrual status			$2,632
Nonaccrual status			$1,110

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

The Company’s allowance for loan losses was $1.4 million as of December 31, 2013, which represents an increase of $207 thousand from $1.1 million as of June 30, 2013.  The increase during the period was principally due to increases in reserves necessary for loans accounted for under ASC 310-30 and general allowances on newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2013	June 30, 2013	December, 2012
Allowance for loan losses to nonperforming loans	21.95%	23.54%	12.17%
Allowance for loan losses to total loans	0.27%	0.26%	0.22%
Last twelve months of net-charge offs to average loans	0.09%	0.21%	0.21%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $234 thousand, or 1.6% to $14.6 million at December 31, 2013, compared to $14.4 million at June 30, 2013. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.9% of the Company’s total risk-based capital at December 31, 2013.

Intangible assets totaled $3.1 million and $3.5 million at December 31, 2013 and June 30, 2013, respectively. The $420 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2013, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 99.4% of total deposits.

Total deposits increased $51.9 million to $536.5 million as of December 31, 2013 from $484.6 million as of June 30, 2013. The increase, which funded growth in the Company’s loan portfolio, was principally from term deposits raised through listing services, which has provided the Bank with longer term funding than can typically be attracted through retail channels. At December 31, 2013, the Bank had $120.1 million of such deposit funding, with a weighted-average original term of 3.0 years. The composition of total deposits at December 31, 2013 and June 30, 2013 follows.

	December 31, 2013		June 30, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$47,015	8.76%	$46,425	9.58%
NOW accounts	58,859	10.97%	57,334	11.83%
Regular and other savings	34,535	6.44%	33,636	6.94%
Money market deposits	88,156	16.43%	84,416	17.42%
Total non-certificate accounts	228,565	42.60%	221,811	45.77%
Term certificates less than $250 thousand	304,757	56.80%	254,384	52.49%
Term certificates of $250 thousand or more	3,200	0.60%	8,428	1.74%
Total certificate accounts	307,957	57.40%	262,812	54.23%
Total deposits	$536,522	100.00%	$484,623	100.00%

Borrowed Funds

Advances from the FHLB were $42.9 million and $28.0 million at December 31, 2013 and June 30, 2013, the increase due to $15.0 million of new advances during the period used to fund residential loan growth.  In conjunction with the aforementioned FHLB advances, the Company entered into interest rate swaps with a weighted average pay rate and term of 3.13% and 15 years, respectively.  At December 31, 2013, the Company had pledged investment securities with a fair value of $27.1 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $15.3 million and $25.4 million at December 31, 2013 and June 30, 2013, respectively. During the six months ended December 31, 2013, the Company repaid at maturity wholesale repurchase agreements totaling $10.0 million.  At December 31, 2013, the Company had pledged investment securities with a fair value of $14.9 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.5 million and $625 thousand as of December 31, 2013 and June 30, 2013, respectively.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of December 31, 2013, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$183,156	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	64,553	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	19	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	247,728
Unencumbered investment securities	72,738
Total sources of liquidity	$320,466

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

At December 31, 2013, the Company had $320.5 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 43.8% of total assets.  The Company also had $63.4 million of cash and cash equivalents at December 31, 2013.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential for growth in the deposit base, and the credit availability from the FHLB.  Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.4 million and $16.5 million, respectively, as of December 31, 2013. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At December 31, 2013, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At December 31, 2013, stockholders’ equity was $114.4 million, an increase of $581 thousand compared to June 30, 2013. Book value per outstanding common share was $10.96 at December 31, 2013 and $10.89 at June 30, 2013.  Tier 1 capital to total average assets of the Company was 16.66% as of December 31, 2013 and 17.78% at June 30, 2013.

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

On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets, or face restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

The Company must comply with the Final Capital Rule beginning on January 1, 2015.

The Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%; and (ii) maintain a total risk-based capital ratio of at least 15%.  The Bank and the Company were in compliance with these commitments at December 31, 2013.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Total capital to risk weighted assets:
Company	$123,154	24.61%	$40,026	>8.0%	$ N/A	N/A
Bank	101,808	20.32%	40,079	>8.0%	50,099	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,804	24.34%	20,013	>4.0%	N/A	N/A
Bank	97,746	19.51%	20,040	>4.0%	30,060	>6.0%

Tier 1 capital to average assets:
Company	121,804	16.66%	29,251	>4.0%	N/A	N/A
Bank	97,746	13.42%	20,040	>4.0%	36,427	>5.0%

June 30, 2013:
Total capital to risk weighted assets:
Company	$122,291	27.54%	$35,520	>8.0%	$ N/A	N/A
Bank	99,527	22.30%	35,709	>8.0%	44,637	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,148	27.29%	17,760	>4.0%	N/A	N/A
Bank	95,485	21.39%	17,855	>4.0%	26,782	>6.0%

Tier 1 capital to average assets:
Company	121,148	17.78%	27,255	>4.0%	N/A	N/A
Bank	95,485	14.08%	27,121	>4.0%	33,902	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations — Continuing Operations

General

Net income decreased by $124 thousand to $1.4 million for the quarter ended December 31, 2013, compared to $1.5 million for the quarter ended December 31, 2012.  Net income decreased by $837 thousand to $1.7 million for the six months ended December 31, 2013, compared to $2.6 million for the six months ended December 31, 2012.  When compared to the prior year, decreases in net income for both the three and six months ended December 31, 2013 resulted principally from lower transactional income on purchased loans, as well as lower gains on sales of residential mortgages and investment securities.

The following table details the “total return” on purchased loans, which includes transactional income of $2.1 million for the quarter ended December 31, 2013, an increase of $206 thousand from the quarter ended December 31, 2012.  Transactional income for the six months ended December 31, 2013 was $3.0 million, a decrease of $668 thousand from the six months ended December 31, 2012 principally due to lower than average payoffs in the first quarter of fiscal 2014.

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2013		2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,014	9.02%	$2,859	9.57%
Transactional income:
Gains on loan sales	11	0.02%	817	2.74%
Gain on sale of real estate owned	—	0.00%	—	0.00%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	2,098	4.72%	1,086	3.64%
Total transactional income	2,109	4.74%	1,903	6.37%
Total	$6,123	13.76%	$4,762	15.95%

	Six Months Ended December 31,
	2013		2012
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$7,753	8.78%	$4,770	9.32%
Transactional income:
Gains on loan sales	227	0.26%	817	1.60%
Gain on sale of real estate owned	—	0.00%	473	0.92%
Other noninterest income	—	0.00%	36	0.07%
Accelerated accretion and loan fees	2,794	3.16%	2,363	4.62%
Total transactional income	3,021	3.42%	3,689	7.21%
Total	$10,774	12.20%	$8,459	16.53%

Net Interest Income

Three Months Ended December 31, 2013 and 2012

Net interest income for the three months ended December 31, 2013 and 2012 was $9.0 million and $7.1 million, respectively.  The increase of $1.9 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 11.4% for the quarter ended December 31, 2013 on an average outstanding balance of $243.9 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$247,057	$3,284	5.27%	$257,837	$3,988	6.14%
LASG:
Originated	68,449	886	5.14%	13,631	334	9.72%
Purchased	175,469	6,112	13.82%	117,365	3,945	13.34%
Total LASG	243,918	6,998	11.38%	130,996	4,279	12.96%
Total	$490,975	$10,282	8.31%	$388,833	$8,267	8.44%

In the quarter ended December 31, 2013, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the quarter ended December 31, 2012.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended December 31,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$116,888	$—	0.00%	$135,663	$—	0.00%
Loans	490,975	47	0.04%	388,833	270	0.28%
Other interest-earning assets	84,770	—	0.00%	129,323	—	0.00%
Total interest-earning assets	$692,633	$47	0.03%	$653,819	$270	0.16%

Interest-bearing liabilities:
Interest-bearing deposits	488,562	214	0.17%	433,031	261	0.24%
Short-term borrowings	2,397	—	0.00%	1,063	—	0.00%
Borrowed funds	59,941	107	0.71%	78,782	302	1.52%
Junior subordinated debentures	8,331	—	0.00%	8,165	—	0.00%
Total interest-bearing liabilities	$559,231	$321	0.23%	$521,041	$563	0.43%

Total effect of noncash accretion on:
Net interest income		$368			$833
Net interest margin		0.21%			0.51%

The Company’s interest rate spread and net interest margin increased by 92 basis points and 88 basis points, respectively, for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.  These increases were principally the result of the aforementioned increase in loan volume.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$116,888	$262	0.89%	$135,663	$348	1.02%
Loans (2) (3)	490,975	10,282	8.31%	388,833	8,267	8.44%
Regulatory stock	5,721	48	3.33%	5,473	32	2.32%
Short-term investments (4)	79,049	48	0.24%	123,850	77	0.25%
Total interest-earning assets	692,633	10,640	6.09%	653,819	8,724	5.29%
Cash and due from banks	3,053			2,922
Other non-interest earning assets	36,222			38,253
Total assets	$731,908			$694,994

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$58,987	$40	0.27%	$54,733	$37	0.27%
Money market accounts	86,245	114	0.52%	52,558	66	0.50%
Savings accounts	33,540	12	0.14%	31,100	11	0.14%
Time deposits	309,790	813	1.04%	294,640	914	1.23%
Total interest-bearing deposits	488,562	979	0.80%	433,031	1,028	0.94%
Short-term borrowings	2,397	6	0.99%	1,063	5	1.87%
Borrowed funds	59,941	446	2.95%	78,782	443	2.23%
Junior subordinated debentures	8,331	192	9.14%	8,165	191	9.28%
Total interest-bearing liabilities	559,231	1,623	1.15%	521,041	1,667	1.27%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	53,184			52,297
Other liabilities	5,677			4,717
Total liabilities	618,092			578,055
Stockholders’ equity	113,816			116,939
Total liabilities and stockholders’ equity	$731,908			$694,994

Net interest income		$9,017			$7,057

Interest rate spread			4.94%			4.02%
Net interest margin (5)			5.16%			4.28%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Three Months Ended December 31, 2013 compared to 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(45)	$(41)	$(86)
Loans	2,141	(126)	2,015
Regulatory stock	1	15	16
Short-term investments	(27)	(2)	(29)
Total interest-earning assets	2,070	(154)	1,916

Interest-bearing liabilities:
Interest-bearing deposits	91	(140)	(49)
Short-term borrowings	4	(3)	1
Borrowed funds	(120)	123	3
Junior subordinated debentures	4	(3)	1
Total interest-bearing liabilities	(21)	(23)	(44)
Total change in net interest income	$2,091	$(131)	$1,960

Six Months Ended December 31, 2013 and 2012

Net interest income for the six months ended December 31, 2013 and 2012 was $16.1 million and $13.2 million, respectively. The increase of $3.0 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 10.4% for the six ended December 31, 2013 on an average outstanding balance of $232.2 million. The following table summarizes interest income and related yields recognized on the Company’s loans for the six months ended December 31, 2013 and 2012.

	Six Months Ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$244,880	$6,626	5.37%	$264,298	$7,920	5.94%
LASG:
Originated	57,828	1,566	5.37%	11,412	555	9.65%
Purchased	174,318	10,547	12.00%	100,420	7,133	14.09%
Total LASG	232,146	12,113	10.35%	111,832	7,688	13.64%
Total	$477,026	$18,739	7.79%	$376,130	$15,608	8.23%

In the six months ended December 31, 2013, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the six months ended December 31, 2012. The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay. The following table summarizes the effects of such accretion.

	Six Months Ended December 31,
	2013			2012
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$118,093	$—	0.00%	$133,730	$(3)	0.00%
Loans	477,026	83	0.03%	376,130	374	0.20%
Other interest-earning assets	83,949	—	0.00%	135,470	—	0.00%
Total interest-earning assets	$679,068	$83	0.02%	$645,330	$371	0.11%

Interest-bearing liabilities:
Interest-bearing deposits	475,845	415	0.17%	413,149	537	0.26%
Short-term borrowings	2,337	—	0.00%	1,157	—	0.00%
Borrowed funds	59,964	215	0.71%	89,484	783	1.74%
Junior subordinated debentures	8,309	—	0.00%	8,144	—	0.00%
Total interest-bearing liabilities	$546,455	$630	0.23%	$511,934	$1,320	0.51%

Total effect of noncash accretion on:
Net interest income		$713			$1,691
Net interest margin		0.21%			0.52%

The Company’s interest rate spread and net interest margin increased by 70 basis points and 67 basis points, respectively, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  These increases were principally the result of the aforementioned increase in loan volume.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2013 and 2012.

	Six Months Ended December 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$118,093	$544	0.91%	$133,730	$695	1.03%
Loans (2) (3)	477,026	18,739	7.79%	376,130	15,608	8.23%
Regulatory stock	5,721	52	1.80%	5,473	38	1.38%
Short-term investments (4)	78,228	95	0.24%	129,997	160	0.24%
Total interest-earning assets	679,068	19,430	5.68%	645,330	16,501	5.07%
Cash and due from banks	3,045			3,049
Other non-interest earning assets	35,117			37,973
Total assets	$717,230			$686,352

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$59,055	$80	0.27%	$55,664	$79	0.28%
Money market accounts	85,967	226	0.52%	49,954	119	0.47%
Savings accounts	33,733	24	0.14%	31,223	22	0.14%
Time deposits	297,090	1,696	1.13%	276,308	1,786	1.28%
Total interest-bearing deposits	475,845	2,026	0.84%	413,149	2,006	0.96%
Short-term borrowings	2,337	11	0.93%	1,157	11	1.89%
Borrowed funds	59,964	886	2.93%	89,484	945	2.09%
Junior subordinated debentures	8,309	385	9.19%	8,144	384	9.35%
Total interest-bearing liabilities	546,455	3,308	1.20%	511,934	3,346	1.30%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	51,788			51,056
Other liabilities	5,619			5,471
Total liabilities	603,862			568,461
Stockholders’ equity	113,368			117,891
Total liabilities and stockholders’ equity	$717,230			$686,352

Net interest income		$16,122			$13,155

Interest rate spread			4.48%			3.78%
Net interest margin (5)			4.71%			4.04%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Six Months Ended December 31, 2013 compared to 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(76)	$(75)	$(151)
Loans	4,000	(869)	3,131
Regulatory stock	2	12	14
Short-term investments	(63)	(2)	(65)
Total interest-earning assets	3,863	(934)	2,929

Interest-bearing liabilities:
Interest-bearing deposits	224	(204)	20
Short-term borrowings	8	(8)	—
Borrowed funds	(368)	309	(59)
Junior subordinated debentures	8	(7)	1
Total interest-bearing liabilities	(128)	90	(38)
Total change in net interest income	$3,991	$(1,024)	$2,967

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

The provision for loan losses for periods subsequent to the merger with FHB reflects the impact of adjusting loans to their then fair values, as well as the elimination of the allowance for loan losses in accordance with the acquisition method of accounting. Subsequent to the merger, the provision for loan losses has been recorded based on estimates of inherent losses in newly originated loans and for incremental reserves required for pre-merger loans based on estimates of deteriorated credit quality post-merger.

Three Months Ended December 31, 2013 and 2012

The provision for loan losses for the quarter ended December 31, 2013 and 2012 was $151 thousand and $247 thousand, respectively.  The decrease in the Company’s loan loss provision resulted principally from favorable charge-off trends in the originated loan portfolio.

Six Months Ended December 31, 2013 and 2012

The provision for loan losses for the six months ended December 31, 2013 and 2012 was $227 thousand and $475 thousand, respectively.  The decrease in the Company’s loan loss provision resulted from favorable charge-off trends in the originated loan portfolio.  Net charge-offs for the six months ended December 31, 2013 decreased by $404 thousand from the six months ended December 31, 2012, principally due to the partial charge-off of one commercial business loan relationship in the first quarter of fiscal 2013.

Noninterest Income

Three Months Ended December 31, 2013 and 2012

Noninterest income decreased by $1.9 million for the current quarter, compared to the quarter ended December 31, 2012, principally due to the following:

•                  A decrease of $573 thousand in gain on sales of residential loans (“held for sale” loans), a volume related difference principally due to the increased proportion of residential mortgages held in portfolio.

•                  A decrease of $985 thousand in gains on sales of portfolio loans.  In the quarter ended December 31, 2012, the Company recognized $817 thousand on the sale of a purchased loan.

•                  A decrease of $242 thousand in bank-owned life insurance income.  In the quarter ended December 31, 2012, the Company received $235 thousand in life insurance death benefits.

Six Months Ended December 31, 2013 and 2012

Noninterest income decreased by $3.1 million for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, principally due to the following:

•                  A decrease of $792 thousand in security gains.  In the first quarter of fiscal 2013, the Company sold a substantial portion of its available-for-sale investment portfolio and reinvested the sales proceeds in similar securities at lower market yields.  There were no security sales in the six months ended December 31, 2013.

•                  A decrease of $790 thousand on sales of held for sale loans, a volume related difference principally the result of an increased proportion of residential mortgages held in portfolio.

•                  A decrease of $768 thousand in gains on sales of portfolio loans, principally due to lower volume of purchased loan sales during the six months ended December 31, 2013.

•                  A decrease of $566 thousand in gains on real estate owned. In the first quarter of fiscal 2013, the Company recognized a gain of $473 thousand on the sale of real estate previously securing a purchased loan.

•                  A decrease of $247 thousand in bank-owned life insurance income.  In the second quarter of fiscal 2013, the Company received $235 thousand in life insurance death benefits.

Noninterest Expense

Three Months Ended December 31, 2013 and 2012

Noninterest expense increased by $197 thousand for the current quarter, compared to the quarter ended December 31, 2012, principally due to the following:

•                  An increase of $410 thousand in salaries and employee benefits, principally due to increased incentive compensation and increases in the cost of employee medical insurance benefits.

•                  An increase of $207 thousand in occupancy and equipment expense, principally due to the relocation of the Company’s Boston office in the second quarter of fiscal 2013.

•                  A decrease of $144 thousand in marketing expense, primarily due to a reduction in deposit marketing in fiscal 2014.

•                  A decrease of $189 thousand in loan acquisition and collection expenses, principally due to a decreased level of loan purchases in the current quarter when compared to the quarter ended December 31, 2012.

Six Months Ended December 31, 2013 and 2012

Noninterest expense increased by $1.1 million for the current quarter, compared to the quarter ended December 31, 2012, principally due to the following:

•                  An increase of $1.4 million in salaries and employee benefits, principally due to an increase in average headcount and base salaries, as well as higher employee benefits and stock-based compensation.

•                  An increase of $502 thousand in occupancy and equipment expense, principally due to the relocation of the Company’s Boston office in the second quarter of fiscal 2013.

•                  A decrease of $290 thousand in marketing expense, primarily due to a reduction in deposit marketing in fiscal 2014.

•                  A decrease of $170 thousand in loan acquisition and collection expenses, principally due to a decreased level of loan purchases in the six months ended December 31, 2013 when compared to the six months ended December 31, 2012.

•                  A decrease of $110 thousand in intangible asset amortization.  The Company’s core deposit intangible amortizes on an accelerated basis.

•                  A legal settlement recovery of $250 thousand recognized in the six months ended December 31, 2013.

Income Taxes

Three Months Ended December 31, 2013 and 2012

The Company’s income tax expense was $676 thousand, or an effective rate of 32.4%, for the quarter ended December 31, 2013.  The Company’s income tax expense was $676 thousand, or an effective rate of 31.6%, for the quarter ended December 31, 2012.  The increased effective rate in current quarter principally resulted from a lower proportion of non-taxable income.

Six Months Ended December 31, 2013 and 2012

The Company’s income tax expense was $832 thousand, or an effective rate of 32.6%, for the six months ended December 31, 2013, as compared to $1.1 million, or an effective rate of 31.7%, for the six months ended December 31, 2012.  The increased effective rate in six months ended December 31, 2013 principally resulted from a lower proportion of non-taxable income.

Results of Operations — Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations.

The Company reported a net loss from discontinued operations of $18 thousand for the current quarter, compared to net income of $55 thousand in the quarter ended December 31, 2012.

The Company reported a net loss from discontinued operations of $8 thousand for the six months ended December 31, 2013, compared to net income of $130 thousand in the six months ended December 31, 2012.

The net loss in both the quarter and six months ended December 31, 2013 was due to the discontinuance of brokerage activities in November 2013.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2013.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and June 30, 2013; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

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

Date: February 12, 2014		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and June 30, 2013; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*   Filed herewith

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.