Form 10-Q
period 2014-03-31
NORTHEAST BANCORP /ME/
filed 2014-05-08
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2014 the registrant had outstanding 9,550,031 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2014	June 30, 2013
Assets
Cash and due from banks	$2,677	$3,238
Short-term investments	71,686	62,696
Total cash and cash equivalents	74,363	65,934
Available-for-sale securities, at fair value	112,732	121,597
Loans held for sale	9,827	8,594
Loans
Commercial real estate	299,898	264,448
Residential real estate	153,972	127,829
Construction	—	42
Commercial and industrial	49,554	29,720
Consumer	10,828	13,337
Total loans	514,252	435,376
Less: Allowance for loan losses	1,345	1,143
Loans, net	512,907	434,233
Premises and equipment, net	9,211	10,075
Real estate owned and other possessed collateral, net	2,000	2,134
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,721	5,721
Intangible assets, net	2,962	3,544
Bank owned life insurance	14,726	14,385
Other assets	6,444	4,422
Total assets	$750,893	$670,639

Liabilities and Stockholders’ Equity
Deposits
Demand	$43,294	$46,425
Savings and interest checking	100,961	90,970
Money market	86,735	84,416
Time	332,320	262,812
Total deposits	563,310	484,623
Federal Home Loan Bank advances	42,878	28,040
Wholesale repurchase agreements	10,240	25,397
Short-term borrowings	2,585	625
Junior subordinated debentures issued to affiliated trusts	8,396	8,268
Capital lease obligation	1,604	1,739
Other liabilities	7,872	8,145
Total liabilities	636,885	556,837
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 9,551,531 and 9,565,680 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	9,552	9,566
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 880,963 shares issued and outstanding at March 31, 2014 and June 30, 2013	881	881
Additional paid-in capital	93,371	92,745
Retained earnings	11,856	12,524
Accumulated other comprehensive loss	(1,652)	(1,914)
Total stockholders’ equity	114,008	113,802
Total liabilities and stockholders’ equity	$750,893	$670,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest and dividend income:
Interest on loans	$8,403	$9,601	$27,142	$25,209
Interest on available-for-sale securities	253	234	797	929
Other interest and dividend income	61	85	208	283
Total interest and dividend income	8,717	9,920	28,147	26,421

Interest expense:
Deposits	1,022	1,084	3,048	3,090
Federal Home Loan Bank advances	324	232	975	750
Wholesale repurchase agreements	93	135	285	515
Short-term borrowings	6	4	17	15
Junior subordinated debentures issued to affiliated trusts	140	190	525	574
Obligation under capital lease agreements	20	22	63	69
Total interest expense	1,605	1,667	4,913	5,013

Net interest and dividend income before provision for loan losses	7,112	8,253	23,234	21,408
Provision for loan losses	180	346	407	821
Net interest and dividend income after provision for loan losses	6,932	7,907	22,827	20,587

Noninterest income:
Fees for other services to customers	385	430	1,246	1,202
Net securities gains	—	—	—	792
Gain on sales of loans held for sale	265	625	1,145	2,295
Gain on sales of portfolio loans	373	1,228	603	2,226
Gain recognized on real estate owned and other repossessed collateral, net	165	230	50	681
Bank-owned life insurance income	108	118	342	599
Other noninterest income	12	12	46	68
Total noninterest income	1,308	2,643	3,432	7,863

Noninterest expense:
Salaries and employee benefits	3,759	4,687	12,624	12,170
Occupancy and equipment expense	1,450	1,218	4,075	3,341
Professional fees	366	388	1,115	1,210
Data processing fees	257	239	770	671
Marketing expense	86	249	225	678
Loan acquisition and collection expense	440	352	1,203	1,285
FDIC insurance premiums	127	125	354	364
Intangible asset amortization	162	205	582	735
Legal settlement recovery	—	—	(250)	—
Other noninterest expense	869	665	2,284	2,034
Total noninterest expense	7,516	8,128	22,982	22,488

Income from continuing operations before income tax expense	724	2,422	3,277	5,962
Income tax expense	287	792	1,119	1,913
Net Income from continuing operations	437	1,630	2,158	4,049

Income (loss) from discontinued operations before income tax expense (benefit)	—	55	(12)	253
Income tax expense (benefit)	—	19	(4)	87
Net income (loss) from discontinued operations	—	36	(8)	166
Net income	$437	$1,666	$2,150	$4,215
Net income available to common stockholders	$437	$1,666	$2,150	$3,860

Weighted-average shares outstanding:
Basic	10,432,494	10,425,576	10,435,300	10,397,280
Diluted	10,432,494	10,425,576	10,435,300	10,397,280
Earnings per common share:
Basic:
Income from continuing operations	$0.04	$0.16	$0.21	$0.35
Income from discontinued operations	0.00	0.00	0.00	0.02
Net Income	$0.04	$0.16	$0.21	$0.37
Diluted:
Income from continuing operations	$0.04	$0.16	$0.21	$0.35
Income from discontinued operations	0.00	0.00	0.00	0.02
Net Income	$0.04	$0.16	$0.21	$0.37
Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$437	$1,666	$2,150	$4,215

Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	579	(164)	449	(318)
Reclassification adjustment for net gains included in net income	—	—	—	(792)
Total available-for-sale securities	579	(164)	449	(1,110)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(528)	62	56	127
Reclassification adjustments for net gains included in net income	(72)	(17)	(108)	(54)
Total derivatives and hedging activities	(600)	45	(52)	73
Total other comprehensive (loss) income, before tax	(21)	(119)	397	(1,037)
Income tax (benefit) expense related to other comprehensive (loss) income	(7)	(40)	135	(353)
Other comprehensive (loss) income, net of tax	(14)	(79)	262	(684)
Comprehensive income	$423	$1,587	$2,412	$3,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,139
Net income	—	—	—	—	—	—	—	4,215	—	4,215
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(684)	(684)
Conversion of non-voting common stock to voting common stock	—	—	195,351	195	(195,351)	(195)	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	—	(113)
Dividends on common stock at $0.27 per share	—	—	—	—	—	—	—	(2,809)	—	(2,809)
Offering costs	—	—	—	—	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	—	—	—	—	374	—	—	374
Issuance of restricted common stock	—	—	63,202	64	—	—	(64)	—	—	—
Redemption of preferred stock and warrants	(4,227)	(4)	—	—	—	—	(4,322)	—	—	(4,326)
Accretion of preferred stock	—	—	—	—	—	—	268	(268)	—	—
Balance at March 31, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,556	$13,260	$(526)	$115,737

Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	2,150	—	2,150
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	262	262
Dividends on common stock at $0.27 per share	—	—	—	—	—	—	—	(2,818)	—	(2,818)
Stock-based compensation	—	—	—	—	—	—	612	—	—	612
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—
Balance at March 31, 2014	—	$—	9,551,531	$9,552	880,963	$881	$93,371	$11,856	$(1,652)	$114,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities:
Net income	$2,150	$4,215
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	407	821
Gain on sale and impairment of real estate owned and other repossessed collateral, net	(50)	(681)
Accretion of fair value adjustments on loans, net	(5,048)	(6,805)
Accretion of fair value adjustments on deposits, net	(489)	(758)
Accretion of fair value adjustments on borrowings, net	(191)	(877)
Originations of loans held for sale	(62,911)	(106,770)
Net proceeds from sales of loans held for sale	62,823	111,179
Gain on sales of loans held for sale	(1,145)	(2,295)
Gain on sales of portfolio loans	(603)	(2,226)
Amortization of intangible assets	582	735
Bank-owned life insurance income, net	(342)	(599)
Depreciation of premises and equipment	1,540	1,283
Loss on disposal of premises and equipment	16	—
Net gain on sale of available-for-sale securities	—	(792)
Stock-based compensation	612	374
Amortization of securities, net	972	1,253
Changes in other assets and liabilities:
Other assets	(1,978)	1,828
Other liabilities	(460)	737
Net cash (used in) provided by operating activities	(4,115)	622

Investing activities:
Proceeds from sales of available-for-sale securities	—	159,579
Purchases of available-for-sale securities	(42,340)	(167,294)
Proceeds from maturities and principal payments on available-for-sale securities	50,682	10,858
Loan purchases	(46,267)	(75,227)
Loan originations and principal collections, net	(33,757)	49,759
Purchases of premises and equipment	(703)	(2,361)
Proceeds from sales of premises and equipment	11	—
Proceeds from sales of real estate owned and other repossessed collateral	1,160	2,758
Proceeds from life insurance benefits	—	628
Proceeds from redemption of regulatory stock	—	352
Proceeds from sales of portfolio loans	5,575	6,749
Net cash used in investing activities	(65,639)	(14,199)

Financing activities:
Net increase in deposits	79,176	84,156
Net increase in short-term borrowings	1,960	1,151
Dividends paid on preferred stock	—	(113)
Dividends paid on common stock	(2,818)	(2,809)
Proceeds from (repayment of) FHLB advances	15,000	(10,000)
Stock offering costs	—	(59)
Repayment of wholesale repurchase agreements	(15,000)	(40,000)
Redemption of preferred stock and warrants	—	(4,326)
Repayment of capital lease obligation	(135)	(128)
Net cash provided by financing activities	78,183	27,872

Net decrease in cash and cash equivalents	8,429	14,295
Cash and cash equivalents, beginning of period	65,934	128,274
Cash and cash equivalents, end of period	$74,363	$142,569

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$2,174	$4,066
Transfers from real estate owned and other repossessed collateral to loans	1,155	1,055
Transfers from premises and equipment to real estate owned and other repossessed collateral	—	270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables (Topic 310): Troubled Debt Restructurings by Creditors (“ASU 2014-04”).  The amendments clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments ASU 2014-04 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Under the modified retrospective transition method, an entity should apply the amendments by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective.  The Company does not expect ASU 2014-04 to have material impact on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Under

ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) updates the current definition of “discontinued operations.”  The amendments are effective prospectively within annual periods beginning on or after December 15, 2014.  The Company does not expect ASU 2014-08 to have a material impact on the consolidated financial statements.

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	March 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,327	$11	$(47)	$45,291
Agency mortgage-backed securities	69,592	—	(2,151)	67,441
	$114,919	$11	$(2,198)	$112,732

	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,289	$44	$—	$45,333
Agency mortgage-backed securities	78,944	—	(2,680)	76,264
	$124,233	$44	$(2,680)	$121,597

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$831
Gross realized losses	—	—	—	(39)
Net security gains	$—	$—	$—	$792

At March 31, 2014, investment securities with a fair value of approximately $30.0 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$33,273	$(47)	$—	$—	$33,273	$(47)
Agency mortgage-backed securities	32,147	(654)	35,294	(1,497)	67,441	(2,151)
	$65,420	$(701)	$35,294	$(1,497)	$100,714	$(2,198)

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	76,264	(2,680)	—	—	76,264	(2,680)
	$76,264	$(2,680)	$—	$—	$76,264	$(2,680)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2014 or 2013.

At March 31, 2014, the Company had eleven securities in a continuous loss position for greater than twelve months.  At March 31, 2014, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at March 31, 2014 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2014.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$3,004	$3,005
Due after one year through five years	42,323	42,286
Due after five years through ten years	35,719	35,045
Due after ten years	33,873	32,396
	$114,919	$112,732

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

Loans purchased by the Company are accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company’s estimate of cash flows with the purchase price of the loan.  Prepayments are not assumed in determining a purchased loan’s effective interest rate and income accretion.  The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the “accretable yield,” to the excess of the Company’s estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company’s initial investment in the loan.  The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan’s “nonaccretable difference.”  Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan’s effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield.  The effect of subsequent credit-related declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

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

The composition of the Company’s loan portfolio follows.

	March 31, 2014			June 30, 2013
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$121,155	$3,740	$124,895	$89,734	$2,706	$92,440
Home equity	29,077	—	29,077	35,389	—	35,389
Commercial real estate	118,684	181,214	299,898	100,402	164,046	264,448
Construction	—	—	—	42	—	42
Commercial business	49,549	5	49,554	29,686	34	29,720
Consumer	10,828	—	10,828	13,337	—	13,337
Total loans	$329,293	$184,959	$514,252	$268,590	$166,786	$435,376

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

•                  National and local economic trends and conditions

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended March 31, 2014 or 2013.

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

For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition.  For loans accounted for under ASC 310-30 for which cash flows can reasonably be estimated, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan’s effective rate assumed at acquisition.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$649	$321	$52	$112	$207	$9	$1,350
Provision	151	—	41	25	(28)	(9)	180
Recoveries	1	1	1	5	—	—	8
Charge-offs	(123)	—	(43)	(27)	—	—	(193)
Ending balance	$678	$322	$51	$115	$179	$—	$1,345

	Three Months Ended March 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$492	$102	$47	$234	$—	$—	$875
Provision	186	117	—	(4)	47	—	346
Recoveries	2	5	—	5	—	—	12
Charge-offs	(102)	(43)	—	(8)	(47)	—	(200)
Ending balance	$578	$181	$47	$227	$—	$—	1,033

	Nine Months Ended March 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	233	148	17	(53)	103	(41)	407
Recoveries	7	1	7	36	—	—	51
Charge-offs	(156)	—	(43)	(57)	—	—	(256)
Ending balance	$678	$322	$51	$115	$179	$—	$1,345

	Nine Months Ended March 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$—	$—	$824
Provision	598	126	(42)	92	47	—	821
Recoveries	3	5	—	12	—	—	20
Charge-offs	(237)	(43)	(203)	(102)	(47)	—	(632)
Ending balance	$578	$181	$47	$227	$—	$—	1,033

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$221	98	—	6	139	—	464
Collectively evaluated	457	224	51	109	—	—	841
ASC 310-30	—	—	—	—	40	—	40
Total	$678	$322	$51	$115	$179	$—	$1,345

Loans:
Individually evaluated	$2,379	$2,259	$65	$221	$5,657	$—	$10,581
Collectively evaluated	147,853	116,425	49,484	10,607	—	—	324,369
ASC 310-30	—	—	—	—	179,302	—	179,302
Total	$150,232	$118,684	$49,549	$10,828	$184,959	$—	$514,252

	June 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$235	$85	$63	$23	$65	$—	$471
Collectively evaluated	359	88	7	166	—	41	661
ASC 310-30	—	—	—	—	11	—	11
Total	$594	$173	$70	$189	$76	$41	$1,143

Loans:
Individually evaluated	$2,626	$1,558	$110	$149	$1,129	$—	$5,572
Collectively evaluated	122,497	98,886	29,576	13,188	—	—	264,147
ASC 310-30	—	—	—	—	165,657	—	165,657
Total	$125,123	$100,444	$29,686	$13,337	$166,786	$—	$435,376

The following table sets forth information regarding impaired loans.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2014			June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,227	$1,253	$—	$1,158	$1,225	$—
Consumer	181	187	—	88	93	—
Commercial real estate	1,280	1,280	—	434	479	—
Commercial business	65	103	—	47	101	—
Purchased:
Commercial real estate	3,743	5,896	—	928	1,279	—
Total	6,496	8,719	—	2,655	3,177	—

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,152	1,134	221	1,468	1,420	235
Consumer	40	40	6	61	61	23
Commercial real estate	979	1,013	98	1,124	1,131	85
Commercial business	—	—	—	63	98	63
Purchased:
Commercial real estate	1,914	2,225	139	201	276	65
Total	4,085	4,412	464	2,917	2,986	471
Total impaired loans	$10,581	$13,131	$464	$5,572	$6,163	$471

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,032	$16	$1,097	$18
Consumer	146	3	82	1
Commercial real estate	832	13	1,375	22
Commercial business	65	2	68	—
Purchased:
Commercial real estate	3,532	23	—	—
Total	5,607	57	2,622	41

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,262	13	1,459	19
Consumer	77	—	71	1
Commercial real estate	1,117	14	762	3
Commercial business	22	—	44	—
Purchased:
Commercial real estate	1,925	10	—	—
Total	4,403	37	2,336	23
Total impaired loans	$10,010	$94	$4,958	$64

	Nine Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,047	$30	$825	$31
Consumer	115	5	52	3
Commercial real estate	635	27	1,370	61
Commercial business	64	8	169	3
Purchased:
Commercial real estate	2,584	71	264	—
Total	4,445	141	2,680	98

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,327	50	940	45
Consumer	84	3	54	3
Commercial real estate	1,119	59	656	16
Commercial business	38	1	221	—
Purchased:
Commercial real estate	1,062	58	—	—
Total	3,630	171	1,871	64
Total impaired loans	$8,075	$312	$4,551	$162

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

Loans rated 8:  Loans in this category are considered “substandard.” Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.

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

The following tables present the Company’s loans by risk rating.

	March 31, 2014
	Originated Portfolio
	Commercial		Commercial		Purchased
	Real Estate	Construction	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$107,003	$—	$49,272	$11,859	$169,507	$337,641
Loans rated 7	8,720	—	42	763	8,282	17,807
Loans rated 8	2,961	—	235	657	7,170	11,023
Loans rated 9	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—
	$118,684	$—	$49,549	$13,279	$184,959	$366,471

	June 30, 2013
	Originated Portfolio
	Commercial		Commercial		Purchased
	Real Estate	Construction	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$95,834	$42	$29,340	$13,110	$161,965	$300,291
Loans rated 7	3,537	—	82	638	3,226	7,483
Loans rated 8	1,031	—	264	527	1,595	3,417
Loans rated 9	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—
	$100,402	$42	$29,686	$14,275	$166,786	$311,191

(1)         Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	March 31, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$788	$89	$—	$1,468	$2,345	$118,810	$121,155	$1,678
Home equity	18	—	—	194	212	28,865	29,077	214
Commercial real estate	371	—	—	657	1,028	117,656	118,684	798
Construction	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	49,549	49,549	—
Consumer	202	82	—	90	374	10,454	10,828	152
Total originated portfolio	1,379	171	—	2,409	3,959	325,334	329,293	2,842
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,740	3,740	—
Commercial business	—	—	—	—	—	5	5	—
Commercial real estate	383	81	—	2,987	3,451	177,763	181,214	4,582
Total purchased portfolio	383	81	—	2,987	3,451	181,508	184,959	4,582
Total loans	$1,762	$252	$—	$5,396	$7,410	$506,842	$514,252	$7,424

	June 30, 2013
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$278	$408	$—	$1,965	$2,651	$87,083	$89,734	$2,346
Home equity	53	47	—	253	353	35,036	35,389	334
Commercial real estate	91	326	—	98	515	99,887	100,402	473
Construction	—	—	—	—	—	42	42	—
Commercial business	—	—	—	44	44	29,642	29,686	110
Consumer	193	77	—	117	387	12,950	13,337	136
Total originated portfolio	615	858	—	2,477	3,950	264,640	268,590	3,399
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,706	2,706	—
Commercial business	—	—	—	—	—	34	34	—
Commercial real estate	—	2,210	—	1,135	3,345	160,701	164,046	1,457
Total purchased portfolio	—	2,210	—	1,135	3,345	163,441	166,786	1,457
Total loans	$615	$3,068	$—	$3,612	$7,295	$428,081	$435,376	$4,856

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$305	2	$84	5	$2,082	3	$326
Adjusted interest rate	1	36	3	84	2	118	3	84
Rate and maturity	2	65	1	50	2	65	8	733
Principal deferment	—	—	2	73	2	341	2	73
Court ordered concession	1	41	1	80	1	41	2	116
Other	2	171	—	—	2	171	—	—
	7	$618	9	$371	14	$2,818	18	$1,332

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	4	$164	$164	5	$228	$228
Home equity	1	8	8	2	84	84
Commercial real estate	1	141	141	1	103	50
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	1	8	8
Total originated portfolio	6	313	313	9	423	370
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	1	305	305	—	—	—
Total purchased portfolio	1	305	305	—	—	—
Total	7	$618	$618	9	$423	$370

	Nine Months Ended March 31,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	4	$164	$164	9	$903	$903
Home equity	2	22	22	4	362	362
Commercial real estate	2	464	464	1	103	50
Commercial business	1	18	18	—	—	—
Consumer	2	121	121	4	16	16
Total originated portfolio	11	789	789	18	1,384	1,331
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	3	1,990	2,029	—	—	—
Total purchased portfolio	3	1,990	2,029	—	—	—
Total	14	$2,779	$2,818	18	$1,384	$1,331

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential	2	$94	—	$—	3	$163	—	$—
Home equity	—	—	1	36	—	—	1	36
Consumer	—	—	—	—	1	10	—	—
	2	$94	1	$36	4	$173	1	$36

As of March 31, 2014, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company.

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
	(Dollars in thousands)
Contractually required payments receivable	$27,024	$70,106
Nonaccretable difference	(376)	(969)
Cash flows expected to be collected	26,648	69,137
Accretable yield	(10,348)	(22,870)
Fair value of loans acquired	$16,300	$46,267

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
	(Dollars in thousands)
Beginning balance	$104,117	$108,251
Acquisitions	10,348	22,870
Accretion	(3,816)	(11,452)
Reclassifications to accretable yield	83	846
Disposals and other	(4,079)	(13,862)
End balance	$106,653	$106,653

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Unpaid principal balance	$218,328	$203,755
Carrying amount	$182,654	$166,506

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Net income	$437	$1,666	$2,150	$4,215
Preferred stock dividends and accretion	—	—	—	(355)
Net income available to common shareholders	$437	$1,666	$2,150	$3,860

Weighted average shares used in calculation of basic EPS	10,432,494	10,425,576	10,435,300	10,397,280
Incremental shares from assumed exercise of dilutive securities	—	—	—	—
Weighted average shares used in calculation of diluted EPS	10,432,494	10,425,576	10,435,300	10,397,280

Earnings per common share:
Income from continuing operations	$0.04	$0.16	$0.21	$0.35
Income from discontinued operations	0.00	0.00	0.00	0.02
Earnings per common share	$0.04	$0.16	$0.21	$0.37

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.16	$0.21	$0.35
Income from discontinued operations	0.00	0.00	0.00	0.02
Diluted earnings per common share	$0.04	$0.16	$0.21	$0.37

Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Stock options	1,143,329	1,074,687	1,148,777	900,514
Warrants	—	—	—	40,775
	1,143,329	1,074,687	1,148,777	941,289

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,291	$—	$45,291	$—
Agency mortgage-backed securities	67,441	—	67,441	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swaps	$333	$—	$333	$—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,333	$—	$45,333	$—
Agency mortgage-backed securities	76,264	—	76,264	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swaps	$389	$—	$389	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,361	$—	$—	$1,361
Real estate owned and other repossessed collateral	2,000	—	—	2,000

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$894	$—	$—	$894
Real estate owned and other repossessed collateral	2,134	—	—	2,134

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at March 31, 2014
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$74,363	$74,363	$74,363	$—	$—
Available-for-sale securities	112,732	112,732	—	112,732	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	9,827	9,838	—	9,838	—
Loans, net	512,907	518,901	—	—	518,901
Accrued interest receivable	1,302	1,302	—	1,302	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	563,310	527,447	—	527,447	—
FHLB advances	42,878	43,981	—	43,981	—
Wholesale repurchase agreements	10,240	10,581	—	10,581	—
Short-term borrowings	2,585	2,585	—	2,585	—
Capital lease obligation	1,604	1,751	—	1,751	—
Subordinated debentures	8,396	7,583	—	—	7,583
Interest rate swaps	333	333	—	333	—

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,934	$65,934	$65,934	$—	$—
Available-for-sale securities	121,597	121,597	—	121,597	—
Regulatory stock	5,721	5,721	—	5,721	—
Loans held for sale	8,594	8,602	—	8,602	—
Loans, net	434,233	444,988	—	—	444,988
Accrued interest receivable	1,396	1,396	—	1,396	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	484,623	449,857	—	449,857	—
FHLB advances	28,040	29,404	—	29,404	—
Wholesale repurchase agreements	25,397	26,092	—	26,092	—
Short-term borrowings	625	625	—	625	—
Capital lease obligation	1,739	1,926	—	1,926	—
Subordinated debentures	8,268	7,594	—	—	7,594
Interest rate swaps	389	389	—	389	—

7.  Derivatives and Hedging Activities

The Company has stand-alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and swap agreements that derive their value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure arises in the event of nonperformance by the counterparties to these agreements, and is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as derivative assets and derivative liabilities. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to meet their obligations.

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2014, the Company had posted cash collateral totaling $1.0 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.13%	4.69%	n/a	$(192)	$(226)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.24%	3.38%	n/a	(30)	(30)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.24%	3.23%	n/a	(46)	(46)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.24%	2.77%	n/a	(31)	(31)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(20)	—	Other Assets
$31,000							$(319)	$(333)

June 30, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(223)	$(389)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(40)	—	Other Assets
$16,000							$(263)	$(389)

During the three and nine months ended March 31, 2014 and 2013, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2014 and 2013 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(8)	$(8)	$(22)	$(22)
Interest rate swap	80	25	130	76
Total	$72	$17	$108	$54

The Company expects to record interest income of $90 thousand related to interest rate swap ineffectiveness in the next twelve months. The Company expects to record interest expense of $18 thousand related to its purchased interest rate caps in the next twelve months.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended March 31,
	2014			2013
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$579	$196	$383	$(164)	$(55)	$(109)
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	579	196	383	(164)	(55)	(109)
Change in accumulated loss on effective cash flow hedges	(528)	(178)	(350)	62	21	41
Reclassification adjustment for net gains included in net income	(72)	(25)	(47)	(17)	(6)	(11)
Total derivatives and hedging activities	(600)	(203)	(397)	45	15	30
Total other comprehensive loss	$(21)	$(7)	$(14)	$(119)	$(40)	$(79)

	Nine Months Ended March 31,
	2014			2013
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$449	$152	$297	$(318)	$(108)	$(210)
Reclassification adjustment for net gains included in net income	—	—	—	(792)	(270)	(522)
Total available-for-sale securities	449	152	297	(1,110)	(378)	(732)
Change in accumulated loss on effective cash flow hedges	56	20	36	127	43	84
Reclassification adjustment for net gains included in net income	(108)	(37)	(71)	(54)	(18)	(36)
Total derivatives and hedging activities	(52)	(17)	(35)	73	25	48
Total other comprehensive income (loss)	$397	$135	$262	$(1,037)	$(353)	$(684)

Accumulated other comprehensive loss is comprised of the following.

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(2,187)	$(2,636)
Tax effect	744	896
Net-of-tax amount	(1,443)	(1,740)
Unrealized loss on cash flow hedges	(319)	(263)
Tax effect	110	89
Net-of-tax amount	(209)	(174)
Accumulated other comprehensive loss	$(1,652)	$(1,914)

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

Financial instruments with contract amounts that represent credit risk are as follows:

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Commitments to originate loans	$23,810	$13,349
Unused lines of credit	36,340	30,809
Standby letters of credit	166	420

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

10.  Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations in the accompanying consolidated statements of income.  The following summarizes the operations of the Company’s investment brokerage division for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Noninterest income:
Investment commissions	$—	$758	$971	$2,232
Other noninterest income	—	—	—	—
Total noninterest income	—	758	971	2,232

Noninterest expense:
Salaries and employee benefits	—	575	793	1,562
Occupancy and equipment expense	—	40	60	142
Data processing fees	—	67	82	187
Marketing expense	—	—	8	10
Other noninterest expense	—	21	40	78
Total noninterest expense	—	703	983	1,979

Income (loss) before tax	—	55	(12)	253
Income tax expense (benefit)	—	19	(4)	87
Net income (loss)	$—	$36	$(8)	$166

11.  Subsequent Events

On April 23, 2014, the Company announced that its Board of Directors authorized the Company to purchase up to 870,000 shares of its common stock, representing 8.3% of the Company’s outstanding common shares and approximately $8.4 million based on the Company’s closing stock price on April 22, 2014.  Such purchases will be made in open market or in privately negotiated transactions from time to time and in such amounts as market conditions warrant.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on April 23, 2016.

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

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), a Maine corporation chartered in April 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), which has ten banking branches. The Bank, which was originally organized in 1872 as a Maine-chartered mutual savings bank, is a Maine-chartered bank and a member of the Federal Reserve. As such, the Company and the Bank are currently subject to the regulatory oversight of the Federal Reserve and the State of Maine Bureau of Financial Institutions (the “Bureau”).

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  The Company’s compliance ratios at March 31, 2014 follow.

Condition	Ratios at March 31, 2014
(i) Tier 1 leverage ratio	16.28%
(ii) Total risk-based capital ratio	24.21%
(iii) Ratio of purchased loans to total loans	35.29%
(iv) Ratio of loans to core deposits	93.18%
(v) Ratio of commercial real estate loans to total risk-based capital	175.10%

As of March 31, 2014, the Company, on a consolidated basis, had total assets of $750.9 million, total deposits of $563.3 million, and stockholders’ equity of $114.0 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and six loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of the commercial loan portfolio. The LASG purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  Loans are purchased on a nationwide basis from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker.  This group also originates, on a nationwide basis, commercial real estate and commercial business loans.

Focus on core deposits. The Company offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network.  In June 2012, we launched our online affinity deposit program, ableBanking, a division of Northeast Bank, as an additional channel through which to raise core deposits to fund the Company’s asset strategy.  We also raise deposits through deposit listing services, which offer the ability to attract longer term funding than can typically be obtained through retail channels.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2013 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the nine months ended March 31, 2014.

Overview

Net income from continuing operations was $437 thousand for the quarter ended March 31, 2014, compared to $1.6 million for the quarter ended March 31, 2013.  Net income from continuing operations for the nine months ended March 31, 2014 was $2.2 million, compared to $4.0 million for the nine months ended March 31, 2013.

Net income available to common stockholders was $437 thousand, or $0.04 per diluted common share, for the quarter ended March 31, 2014, compared to $1.7 million, or $0.16 per diluted common share, for the quarter ended March 31, 2013.  For the nine months ended March 31, 2014, net income available to common stockholders was $2.2 million, or $0.21 per diluted common share, compared to $3.9 million, or $0.37 per diluted common share, for the nine months ended March 31, 2013.

Net interest income before provision decreased by $1.1 million, or 13.8%, to $7.1 million for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, primarily due to lower transactional interest income from purchased loan payoffs. This result is evident in the net interest margin, which decreased by 99 basis points to 4.08% for the quarter ended March 31, 2014, compared to 5.07% for the quarter ended March 31, 2013.

Noninterest income decreased by $1.3 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, principally due to the following:

•                  A decrease of $855 thousand in gain on sales of portfolio loans, due to a lower volume of purchased loan sales in the quarter ended March 31, 2014.

•                  A decrease of $360 thousand in gain on sales of loans held for sale, principally a volume-related difference due to a significant decline in residential loan refinance activity.  The Company sold $15.3 million of residential loans in the quarter ended March 31, 2014, compared to $33.3 million in the quarter ended March 31, 2013.

•                  A decrease of $65 thousand in net gains on the disposition of other real estate owned.

•                  A decrease of $45 thousand in fee income, primarily due to a decrease in transactional deposit account activity.

Noninterest expense decreased by $612 thousand for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, principally due to the following:

•                  A decrease of $928 thousand in salaries and employee benefits, principally related to incentive compensation.

•                  An increase of $232 thousand in occupancy and equipment expense, primarily due to increased rent and utilities expense, depreciation, and software expenses.

•                  A decrease of $163 thousand in marketing expense, mainly due to a reduction in deposit marketing in fiscal 2014.

•                  An increase of $88 thousand in loan acquisition and collection expenses due, in part, to an increase of $5.0 million in loan purchases in the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013.

•                  An increase of $204 thousand in other noninterest expense, principally due to non-capital expenditures associated with the Company’s upcoming core banking software system conversion.

Financial Condition

Overview

Total assets increased by $80.3 million, or 12.0%, to $750.9 million at March 31, 2014, compared to June 30, 2013. The principal components of the change in the balance sheet were as follows:

•                  The loan portfolio grew by $78.9 million, or 18.1%, compared to June 30, 2013, principally due to net growth of $68.0 million in commercial loans purchased or originated by the LASG and $10.9 million of net growth in loans originated by the Bank’s Community Banking Division.  As has been discussed in the Company’s prior SEC filings, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010.  The Company’s loan purchase capacity under these conditions follow.

Basis for Regulatory Condition	Condition	Purchased Loan Capacity at March 31, 2014
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$41.1
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital	$153.6

An overview of the LASG portfolio follows.

	Three Months Ended March 31,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$19,050	$11,158	$30,208	$13,971	$2,800	$16,771
Net investment basis	16,300	11,158	27,458	11,340	2,827	14,167

Loan returns during the period:
Yield	9.51%	5.13%	8.11%	17.76%	9.43%	16.84%
Total Return (1)	10.39%	5.13%	8.71%	22.02%	9.43%	20.64%

	Nine Months Ended March 31,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$53,044	$54,722	$107,766	$103,539	$15,625	$119,164
Net investment basis	46,267	54,722	100,989	75,553	15,652	91,205

Loan returns during the period:
Yield	11.17%	5.27%	9.55%	15.52%	9.55%	14.89%
Total Return (1)	11.60%	5.27%	9.87%	18.66%	9.55%	17.70%

Total loans as of period end:
Unpaid principal balance	$221,597	$88,700	$310,297	$166,360	$17,871	$184,231
Net investment basis	184,959	88,724	273,683	130,502	17,904	148,406

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Deposits and borrowings increased by $78.7 million and $1.6 million, respectively, from June 30, 2013.  Growth in each was tied to the Company’s strategy for funding its loan growth which, through the third quarter of fiscal 2014, included a component of duration-matched funding for residential mortgages.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $74.4 million as of March 31, 2014, an increase of $8.4 million, or 12.8%, from $65.9 million at June 30, 2013.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $112.7 million as of March 31, 2014.  At March 31, 2014, securities with a fair value of $30.0 million were pledged for outstanding borrowings.

Loans

Total loans, excluding loans held for sale, amounted to $514.3 million as of March 31, 2014, an increase of $78.9 million, or 18.1%, from $435.4 million as of June 30, 2013. The increase consisted of net growth in loans purchased or originated by the LASG of $68.0 million and net growth in loans originated by the Community Banking Division of $10.9 million.  The composition of the Company’s loan portfolio follows.

	March 31, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$121,005	$150	$121,155	23.56%
Home equity	29,077	—	29,077	5.65%
Commercial real estate: non-owner occupied	46,523	39,716	86,239	16.77%
Commercial real estate: owner occupied	22,970	9,475	32,445	6.31%
Construction	—	—	—	0.00%
Commercial business	10,166	39,383	49,549	9.64%
Consumer	10,828	—	10,828	2.10%
Subtotal	240,569	88,724	329,293	64.03%
Purchased loans:
Residential real estate	—	3,740	3,740	0.73%
Commercial business	—	5	5	0.00%
Commercial real estate: non-owner occupied	—	129,038	129,038	25.09%
Commercial real estate: owner occupied	—	52,176	52,176	10.15%
Subtotal	—	184,959	184,959	35.97%
Total	$240,569	$273,683	$514,252	100.00%

	June 30, 2013
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$89,584	$150	$89,734	20.61%
Home equity	35,389	—	35,389	8.13%
Commercial real estate: non-owner occupied	48,428	18,126	66,554	15.29%
Commercial real estate: owner occupied	30,487	3,361	33,848	7.77%
Construction	42	—	42	0.01%
Commercial business	12,444	17,242	29,686	6.82%
Consumer	13,337	—	13,337	3.06%
Subtotal	229,711	38,879	268,590	61.69%
Purchased loans:
Residential real estate	—	2,706	2,706	0.62%
Commercial business	—	34	34	0.01%
Commercial real estate: non-owner occupied	—	125,496	125,496	28.83%
Commercial real estate: owner occupied	—	38,550	38,550	8.85%
Subtotal	—	166,786	166,786	38.31%
Total	$229,711	$205,665	$435,376	100.00%

Classification of Assets

Loans are classified as non-performing when 90 days past due, unless a loan is well-secured and in the process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, also may be designated as non-performing. In both situations, accrual of interest ceases.  The Company typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of payment performance.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications, the loan is classified as a troubled debt restructuring (“TDR”).  Concessionary modifications may include adjustments to interest rates, extensions of maturity, or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms.  If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of March 31, 2014 and June 30, 2013.  The net increase in nonperforming assets during the nine months ended March 31, 2014 was principally due to four purchased loan relationships.  Management believes that, based on their carrying amounts, these nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at March 31, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,528	$150	$1,678
Home equity	214	—	214
Commercial real estate	798	4,582	5,380
Construction	—	—	—
Commercial business	—	—	—
Consumer	152	—	152
Subtotal	2,692	4,732	7,424
Real estate owned and other repossessed collateral	2,000	—	2,000
Total	$4,692	$4,732	$9,424

Ratio of nonperforming loans to total loans			1.44%
Ratio of nonperforming assets to total assets			1.28%
Ratio of loans past due to total loans			1.44%
Nonperforming loans that are current			$1,923
Loans risk rated substandard or worse			$11,023
Troubled debt restructurings:
On accrual status			$4,160
On nonaccrual status			$2,189

	Non-Performing Assets at June 30, 2013
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,346	$—	$2,346
Home equity	334	—	334
Commercial real estate	473	1,457	1,930
Construction	—	—	—
Commercial business	110	—	110
Consumer	136	—	136
Subtotal	3,399	1,457	4,856
Real estate owned and other repossessed collateral	2,134	—	2,134
Total	$5,533	$1,457	$6,990

Ratio of nonperforming loans to total loans			1.12%
Ratio of nonperforming assets to total assets			1.04%
Ratio of loans past due to total loans			1.68%
Nonperforming loans that are current			$887
Loans risk rated substandard or worse			$3,417
Troubled debt restructurings:
On accrual status			$2,632
Nonaccrual status			$1,110

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

The Company’s allowance for loan losses was $1.3 million as of March 31, 2014, which represents an increase of $202 thousand from $1.1 million as of June 30, 2013.  The increase during the period was principally due to increases in reserves necessary for specific reserves on troubled debt restructurings and general allowances on newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2014	June 30, 2013	March 31, 2013
Allowance for loan losses to nonperforming loans	18.12%	23.54%	19.15%
Allowance for loan losses to total loans	0.26%	0.26%	0.27%
Last twelve months of net-charge offs to average loans	0.09%	0.21%	0.23%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $341 thousand, or 2.4%, to $14.7 million at March 31, 2014, compared to $14.4 million at June 30, 2013. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.9% of the Company’s total risk-based capital at March 31, 2014.

Intangible assets totaled $3.0 million and $3.5 million at March 31, 2014 and June 30, 2013, respectively.  The $582 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2014, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 99.6% of total deposits.

Total deposits increased $78.7 million to $563.3 million as of March 31, 2014 from $484.6 million as of June 30, 2013. The increase, which funded growth in the Company’s loan portfolio, was principally from term deposits raised through deposit listing services, which has provided the Bank with longer term funding than can typically be attracted through retail channels. At March 31, 2014, the Bank had $138.6 million of such deposit funding, with a weighted-average original term of 3.0 years. The composition of total deposits at March 31, 2014 and June 30, 2013 follows.

	March 31, 2014		June 30, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$43,294	7.69%	$46,425	9.58%
NOW accounts	64,966	11.53%	57,334	11.83%
Regular and other savings	35,995	6.39%	33,636	6.94%
Money market deposits	86,735	15.40%	84,416	17.42%
Total non-certificate accounts	230,990	41.01%	221,811	45.77%
Term certificates less than $250 thousand	329,988	58.58%	254,384	52.49%
Term certificates of $250 thousand or more	2,332	0.41%	8,428	1.74%
Total certificate accounts	332,320	58.99%	262,812	54.23%
Total deposits	$563,310	100.00%	$484,623	100.00%

Borrowed Funds

Advances from the FHLB were $42.9 million and $28.0 million at March 31, 2014 and June 30, 2013, respectively; the increase the result of $15.0 million of new advances during the period used to fund a portion of the Company’s residential loan growth.  In conjunction with the aforementioned FHLB advances, the Company entered into interest rate swaps with a weighted average pay rate and term of 3.13% and 15 years, respectively.  The interest rate swaps have been designated has cash flow hedges of the variability of cash flows associated with the variable rate debt.

At March 31, 2014, the Company had pledged investment securities with a fair value of $18.2 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $10.2 million and $25.4 million at March 31, 2014 and June 30, 2013, respectively. During the nine months ended March 31, 2014, the Company repaid at maturity wholesale repurchase agreements totaling $15.0 million.  At March 31, 2014, the Company had pledged investment securities with a fair value of $11.8 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.6 million and $625 thousand as of March 31, 2014 and June 30, 2013, respectively.

Liquidity

The following table is a summary of the liquidity the Company had the ability to access as of March 31, 2014, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$187,723	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	94,172	Based on eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	10	Based on the pledge of indirect auto loans
Total unused borrowing capacity	281,905
Unencumbered investment securities	82,769
Total sources of liquidity	$364,674

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

At March 31, 2014, the Company had $364.7 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 48.6% of total assets.  The Company also had $74.4 million of cash and cash equivalents at March 31, 2014.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.4 million and $16.5 million, respectively, as of March 31, 2014. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At March 31, 2014, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At March 31, 2014, stockholders’ equity was $114.0 million, an increase of $206 thousand compared to June 30, 2013. Book value per outstanding common share was $10.93 at March 31, 2014 and $10.89 at June 30, 2013.  Tier 1 capital to total average assets of the Company was 16.28% as of March 31, 2014 and 17.78% at June 30, 2013.

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

The Company must comply with the Final Capital Rule beginning on January 1, 2015.

The Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%; and (ii) maintain a total risk-based capital ratio of at least 15%.  The Bank and the Company were in compliance with these commitments at March 31, 2014.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014:
Total capital to risk weighted assets:
Company	$122,945	24.21%	$40,631	>8.0%	$ N/A	N/A
Bank	102,257	20.13%	40,648	>8.0%	50,811	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,590	23.94%	20,316	>4.0%	N/A	N/A
Bank	98,238	19.33%	20,324	>4.0%	30,486	>6.0%

Tier 1 capital to average assets:
Company	121,590	16.28%	29,878	>4.0%	N/A	N/A
Bank	98,238	13.22%	29,733	>4.0%	37,166	>5.0%

June 30, 2013:
Total capital to risk weighted assets:
Company	$122,291	27.54%	$35,520	>8.0%	$ N/A	N/A
Bank	99,527	22.30%	35,709	>8.0%	44,637	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,148	27.29%	17,760	>4.0%	N/A	N/A
Bank	95,485	21.39%	17,855	>4.0%	26,782	>6.0%

Tier 1 capital to average assets:
Company	121,148	17.78%	27,255	>4.0%	N/A	N/A
Bank	95,485	14.08%	27,121	>4.0%	33,902	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations — Continuing Operations

General

Net income decreased by $1.2 million to $437 thousand for the quarter ended March 31, 2014, compared to $1.6 million for the quarter ended March 31, 2013.  Net income decreased by $1.9 million to $2.2 million for the nine months ended March 31, 2014, compared to $4.0 million for the nine months ended March 31, 2013.  When compared to the prior year, decreases in net income for both the three and nine months ended March 31, 2014 resulted principally from lower transactional income on purchased loans and lower gains on sales of residential mortgages.  Further, in the nine months ended March 31, 2013, the Company recognized $792 thousand on the sale of investment securities; there were no such sales in the nine months ended March 31, 2014.

The following table details the “total return” on purchased loans, which includes transactional income of $689 thousand for the quarter ended March 31, 2014, a decrease of $3.4 million from the quarter ended March 31, 2013.  Transactional income for the nine months ended March 31, 2014 was $3.7 million, a decrease of $4.1 million from the nine months ended March 31, 2013, principally due to lower than average purchased loan payoffs and sales in first and third quarters of fiscal 2014.

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2014		2013
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,880	8.83%	$3,043	9.40%
Transactional income:
Gains on loan sales	349	0.79%	1,218	3.76%
Gain on sale of real estate owned	56	0.13%	211	0.65%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	284	0.65%	2,653	8.20%
Total transactional income	689	1.57%	4,082	12.61%
Total	$4,569	10.39%	$7,125	22.02%

	Nine Months Ended March 31,
	2014		2013
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$11,632	8.80%	$7,813	9.35%
Transactional income:
Gains on loan sales	576	0.44%	2,035	2.44%
Gain on sale of real estate owned	56	0.04%	684	0.82%
Other noninterest income	—	0.00%	36	0.04%
Accelerated accretion and loan fees	3,079	2.33%	5,017	6.01%
Total transactional income	3,711	2.81%	7,772	9.30%
Total	$15,343	11.60%	$15,585	18.66%

Net Interest Income

Three Months Ended March 31, 2014 and 2013

Net interest income before provision for loan losses decreased by $1.1 million, or 13.8%, to $7.1 million for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, primarily due to lower transactional interest income from purchased loan payoffs. When compared to the quarter ended March 31, 2013, transactional interest income decreased nearly $2.4 million, having a 136 basis point effect on the net interest margin, which declined to 4.08% from 5.07%.  The following table summarizes interest income and related yields recognized on the loan portfolios.

	Three Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$249,962	$3,183	5.16%	$244,397	$3,529	5.86%
LASG:
Originated — traditional	57,534	1,008	7.11%	16,167	376	9.43%
Originated — securities loans	25,992	48	0.75%	—	—	0.00%
Purchased	177,559	4,164	9.51%	130,045	5,696	17.76%
Total LASG	261,085	5,220	8.11%	146,212	6,072	16.84%
Total	$511,047	$8,403	6.67%	$390,609	$9,601	9.97%

In the quarter ended March 31, 2014, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the quarter ended March 31, 2013.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended March 31,
	2014			2013
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$114,925	$—	0.00%	$131,006	$—	0.00%
Loans	511,047	53	0.04%	390,609	66	0.07%
Other interest-earning assets	81,227	—	0.00%	138,416	—	0.00%
Total interest-earning assets	$707,199	$53	0.03%	$660,031	$66	0.04%

Interest-bearing liabilities:
Interest-bearing deposits	508,917	74	0.06%	455,700	221	0.20%
Short-term borrowings	2,192	—	0.00%	1,889	—	0.00%
Borrowed funds	59,399	104	0.71%	64,212	216	1.36%
Junior subordinated debentures	8,374	—	0.00%	8,205	—	0.00%
Total interest-bearing liabilities	$578,882	$178	0.12%	$530,006	$437	0.33%

Total effect of noncash accretion on:
Net interest income		$231			$503
Net interest margin		0.13%			0.31%

The Company’s interest rate spread and net interest margin decreased by 95 basis points and 99 basis points, respectively, for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  These decreases were principally the result of the aforementioned decreases in transactional income in the purchased loan portfolio.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$114,925	$253	0.89%	$131,006	$234	0.72%
Loans (1) (2)	511,047	8,403	6.67%	390,609	9,601	9.97%
Regulatory stock	5,721	16	1.13%	5,391	4	0.30%
Short-term investments (3)	75,506	45	0.24%	133,025	81	0.25%
Total interest-earning assets	707,199	8,717	5.00%	660,031	9,920	6.10%
Cash and due from banks	2,833			3,184
Other non-interest earning assets	37,366			36,694
Total assets	$747,398			$699,909

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$61,028	$40	0.27%	$55,068	$36	0.27%
Money market accounts	87,352	112	0.52%	70,613	102	0.59%
Savings accounts	35,032	12	0.14%	32,464	11	0.14%
Time deposits	325,505	858	1.07%	297,555	935	1.27%
Total interest-bearing deposits	508,917	1,022	0.81%	455,700	1,084	0.96%
Short-term borrowings	2,192	6	1.11%	1,889	4	0.86%
Borrowed funds	59,399	437	2.98%	64,212	389	2.46%
Junior subordinated debentures	8,374	140	6.78%	8,205	190	9.39%
Total interest-bearing liabilities	578,882	1,605	1.12%	530,006	1,667	1.28%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	48,361			48,426
Other liabilities	5,920			5,921
Total liabilities	633,163			584,353
Stockholders’ equity	114,235			115,556
Total liabilities and stockholders’ equity	$747,398			$699,909

Net interest income		$7,112			$8,253

Interest rate spread			3.87%			4.82%
Net interest margin (4)			4.08%			5.07%

(1)              Includes loans held for sale.

(2)              Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(3)              Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(4)              Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Three Months Ended March 31, 2014 compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(31)	$50	$19
Loans	2,487	(3,685)	(1,198)
Regulatory stock	—	12	12
Short-term investments	(34)	(2)	(36)
Total interest-earning assets	2,422	(3,625)	(1,203)

Interest-bearing liabilities:
Interest-bearing deposits	110	(172)	(62)
Short-term borrowings	1	1	2
Borrowed funds	(31)	79	48
Junior subordinated debentures	4	(54)	(50)
Total interest-bearing liabilities	84	(146)	(62)
Total change in net interest income	$2,338	$(3,479)	$(1,141)

Nine Months Ended March 31, 2014 and 2013

Net interest income before provision for the nine months ended March 31, 2014 and 2013 was $23.2 million and $21.4 million, respectively.  The increase of $1.8 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 9.55% for the nine months ended March 31, 2014 on an average outstanding balance of $241.7 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the nine months ended March 31, 2014 and 2013.

	Nine Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$246,539	$9,809	5.30%	$257,760	$11,449	5.92%
LASG:
Originated — traditional	44,631	2,513	7.50%	12,974	930	9.55%
Originated — securities loans	21,638	109	0.67%	—	—	0.00%
Purchased	175,383	14,711	11.17%	110,151	12,830	15.52%
Total LASG	241,652	17,333	9.55%	123,125	13,760	14.89%
Total	$488,191	$27,142	7.41%	$380,885	$25,209	8.82%

In the nine months ended March 31, 2014, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the nine months ended March 31, 2013.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Nine Months Ended March 31,
	2014			2013
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$117,053	$—	0.00%	$132,835	$(3)	0.00%
Loans	488,191	136	0.04%	380,885	443	0.15%
Other interest-earning assets	83,055	—	0.00%	136,437	—	0.00%
Total interest-earning assets	$688,299	$136	0.03%	$650,157	$440	0.09%

Interest-bearing liabilities:
Interest-bearing deposits	486,707	489	0.13%	427,125	758	0.24%
Short-term borrowings	2,290	—	0.00%	1,397	—	0.00%
Borrowed funds	59,778	319	0.71%	81,183	999	1.64%
Junior subordinated debentures	8,331	—	0.00%	8,164	—	0.00%
Total interest-bearing liabilities	$557,106	$808	0.19%	$517,869	$1,757	0.45%

Total effect of noncash accretion on:
Net interest income		$944			$2,197
Net interest margin		0.18%			0.45%

The Company’s interest rate spread and net interest margin increased by 15 basis points and 11 basis points, respectively, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  These increases were principally the result of the aforementioned increase in loan volume.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the nine months ended March 31, 2014 and 2013.

	Nine Months Ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$117,053	$797	0.91%	$132,835	$929	0.93%
Loans (1) (2)	488,191	27,142	7.41%	380,885	25,209	8.82%
Regulatory stock	5,721	68	1.58%	5,446	42	1.03%
Short-term investments (3)	77,334	140	0.24%	130,991	241	0.25%
Total interest-earning assets	688,299	28,147	5.45%	650,157	26,421	5.41%
Cash and due from banks	2,975			3,094
Other non-interest earning assets	35,855			37,571
Total assets	$727,129			$690,822

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$59,703	$120	0.27%	$55,468	$116	0.28%
Money market accounts	86,421	338	0.52%	56,739	221	0.52%
Savings accounts	34,160	35	0.14%	31,631	32	0.13%
Time deposits	306,423	2,555	1.11%	283,287	2,721	1.28%
Total interest-bearing deposits	486,707	3,048	0.83%	427,125	3,090	0.96%
Short-term borrowings	2,290	17	0.99%	1,397	15	1.43%
Borrowed funds	59,778	1,323	2.95%	81,183	1,334	2.19%
Junior subordinated debentures	8,331	525	8.39%	8,164	574	9.37%
Total interest-bearing liabilities	557,106	4,913	1.17%	517,869	5,013	1.29%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	50,662			50,192
Other liabilities	5,718			5,636
Total liabilities	613,486			573,697
Stockholders’ equity	113,643			117,125
Total liabilities and stockholders’ equity	$727,129			$690,822

Net interest income		$23,234			$21,408

Interest rate spread			4.27%			4.12%
Net interest margin (4)			4.50%			4.39%

(1)     Includes loans held for sale.

(2)              Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(3)              Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(4)              Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Nine Months Ended March 31, 2014 compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(108)	$(24)	$(132)
Loans	6,377	(4,444)	1,933
Regulatory stock	2	24	26
Short-term investments	(97)	(4)	(101)
Total interest-earning assets	6,174	(4,448)	1,726

Interest-bearing liabilities:
Interest-bearing deposits	336	(378)	(42)
Short-term borrowings	8	(6)	2
Borrowed funds	(405)	394	(11)
Junior subordinated debentures	12	(61)	(49)
Total interest-bearing liabilities	(49)	(51)	(100)
Total change in net interest income	$6,223	$(4,397)	$1,826

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

Three Months Ended March 31, 2014 and 2013

The provision for loan losses for the quarter ended March 31, 2014 and 2013 was $180 thousand and $346 thousand, respectively.  The decrease in the Company’s loan loss provision resulted principally from favorable charge-off trends in the originated loan portfolio.

Nine Months Ended March 31, 2014 and 2013

The provision for loan losses for the nine months ended March 31, 2014 and 2013 was $407 thousand and $821 thousand, respectively.  The decrease in the Company’s loan loss provision resulted from favorable charge-off trends in the originated loan portfolio.  Net charge-offs for the nine months ended March 31, 2014 decreased by $405 thousand from the nine months ended March 31, 2013, principally due to the partial charge-off of one commercial business loan relationship in the first quarter of fiscal 2013.

Noninterest Income

Three Months Ended March 31, 2014 and 2013

Noninterest income decreased by $1.3 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, principally due to the following:

•                  A decrease of $855 thousand in gain on sales of portfolio loans, due to a lower volume of purchased loan sales during the quarter ended March 31, 2014.

•                  A decrease of $360 thousand in gain on sales of loans held for sale, principally a volume-related difference related to a significant decline in residential loan refinance activity.  The Company sold $15.3 million of residential loans in the quarter ended March 31, 2014, compared to $33.3 million in the quarter ended March 31, 2013.

•                  A decrease of $65 thousand in net gains on the disposition of other real estate owned.

•                  A decrease of $45 thousand in fee income, primarily due to a decrease in transactional deposit account activity.

Nine Months Ended March 31, 2014 and 2013

Noninterest income decreased by $4.4 million for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, principally due to the following:

•                  A decrease of $792 thousand in security gains.  In the first quarter of fiscal 2013, the Company sold a substantial portion of its available-for-sale investment portfolio and reinvested the sales proceeds in similar securities at lower market yields.  There were no security sales in the nine months ended March 31, 2014.

•                  A decrease of $1.2 million on sales of held for sale loans, a volume related difference resulting from an increased proportion of residential mortgages held in portfolio and a significant decline in residential loan refinance activity.

•                  A decrease of $1.6 million in gains on sales of portfolio loans, principally due to lower volume of purchased loan sales during the nine months ended March 31, 2014.

•                  A decrease of $631 thousand in gains on real estate owned, principally due to the favorable resolution of real estate previously securing purchased loans during the nine months ended March 31, 2013.

•                  A decrease of $257 thousand in bank-owned life insurance income.  In the second quarter of fiscal 2013, the Company received $235 thousand in life insurance death benefits.

Noninterest Expense

Three Months Ended March 31, 2014 and 2013

Noninterest expense decreased by $612 thousand for the current quarter, compared to the quarter ended March 31, 2013.  Changes of significance when comparing the current quarter to the quarter ended March 31, 2013 are:

•                  A decrease of $928 thousand in salaries and employee benefits, principally related to a decline in incentive compensation.

•                  An increase of $232 thousand in occupancy and equipment expense, due to increased rent and utilities expense, depreciation, and software expenses.

•                  A decrease of $163 thousand in marketing expense, primarily due to a reduction in deposit marketing in fiscal 2014.

•                  An increase of $88 thousand in loan acquisition and collection expenses due, in part, to an increase of $5.0 million in loan purchases in the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013.

•                  An increase of $204 thousand in other noninterest expense, principally due to non-capital expenditures associated with the Company’s upcoming core banking software system conversion.

Nine Months Ended March 31, 2014 and 2013

Noninterest expense increased by $494 thousand for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  Changes of significance when comparing the nine months ended March 31, 2014 to the nine months ended March 31, 2013 are:

•                  An increase of $454 thousand in salaries and employee benefits, principally due to increased costs associated with severance, employee benefits, and stock-based compensation.

•                  An increase of $734 thousand in occupancy and equipment expense, primarily due to the relocation of the Company’s Boston office in the second quarter of fiscal 2013 as well as increased utilities, depreciation, and software expenses.

•                  A decrease of $453 thousand in marketing expense, primarily due to a reduction in deposit marketing in fiscal 2014.

•                  A decrease of $153 thousand in intangible asset amortization.  The Company’s core deposit intangible amortizes on an accelerated basis.

•                  A legal settlement recovery of $250 thousand recognized in the nine months ended March 31, 2014.

•                  An increase of $250 thousand in other noninterest expense, principally due to non-capital expenditures associated with the Company’s core banking software system conversion.

Income Taxes

Three Months Ended March 31, 2014 and 2013

The Company’s income tax expense was $287 thousand, or an effective rate of 39.6%, for the quarter ended March 31, 2014.  The Company’s income tax expense was $792 thousand, or an effective rate of 32.7%, for the quarter ended March 31, 2013.  The Company’s effective income tax rate may vary in any one quarter due to fluctuations in its projected pre-tax income and permanent book to tax differences for the fiscal year.

Nine Months Ended March 31, 2014 and 2013

The Company’s income tax expense was $1.1 million, or an effective rate of 34.1%, for the nine months ended March 31, 2014, as compared to $1.9 million, or an effective rate of 32.1%, for the nine months ended March 31, 2013.  The increased effective income tax rate in the nine months ended March 31, 2014 principally resulted from higher statutory rates resulting from expected state tax apportionment.

Results of Operations — Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations.

The Company earned net income from discontinued operations of $36 thousand in the quarter ended March 31, 2013, compared to none in the quarter ended March 31, 2014.  The Company reported a net loss from discontinued operations of $8 thousand for the nine months ended March 31, 2014, compared to net income of $166 thousand in the nine months ended March 31, 2013.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and June 30, 2013; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements. ***

* Filed herewith

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

Date: May 8, 2014		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and June 30, 2013; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements. ***

*   Filed herewith

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.